Form 10-K
WISCONSIN ENERGY CORP
filed 1995-03-30
CIK 783325

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1994

                                            Commission file number 1-9057

                                                    ------------
                                            WISCONSIN ENERGY CORPORATION
                               (Exact name of registrant as specified in its charter)

                                Wisconsin                                 39-1391525
                      (State or other jurisdiction of        (I.R.S. Employer Identification No.)
                       incorporation or organization)

                      231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin      53201
                                (Address of principal executive offices)               (Zip Code)

                                                   (414) 221-2345
                                (Registrant's telephone number, including area code)
                                                    ------------

    Securities Registered Pursuant to Section 12(b) of the Act:
                                                                                       Name of Each Exchange
                   Title of Each Class                                                  on which Registered
        -----------------------------------------                                     -----------------------
              COMMON STOCK, $.01 PAR VALUE                                            NEW YORK STOCK EXCHANGE


    Securities Registered Pursuant to Section 12(g) of the Act:

                                                        NONE
                                                  (Title of Class)
                                                    ------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
    for the past 90 days.  Yes   X    No
                               -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
    this Form 10-K.    X
                    -------

    The aggregate market value of the voting stock of the Registrant held by non-affiliates is approximately
    $2,934,642,000 based on the reported last sale price of such securities as of March 1, 1995.
                                                    ------------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                  Class                          Outstanding at March 1, 1995
                                  -----                          ----------------------------
                        COMMON STOCK, $.01 PAR VALUE                   109,323,107 Shares


                                       Documents Incorporated by Reference
                                       -----------------------------------

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on
    May 17, 1995, are incorporated by reference into Part III hereof.


                         WISCONSIN ENERGY CORPORATION

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1994
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                               PAGE

                                    PART I
                                    ------

1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 24
4. Submission of Matters to a Vote of Security Holders. . . . . . . 29
   Executive Officers of the Registrant . . . . . . . . . . . . . . 29


                                    PART II
                                    -------

5. Market for Registrant's Common Equity
     and Related Stockholder Matters  . . . . . . . . . . . . . . . 31
6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 32
   Electric Revenue, Kilowatt-Hour Sales and
     Customer Statistics  . . . . . . . . . . . . . . . . . . . . . 33
   Gas Revenue, Therms Delivered and Customer Statistics  . . . . . 33
7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations  . . . . . . . . . . . . . 34
8. Financial Statements and Supplementary Data. . . . . . . . . . . 46
   Report of Independent Accountants  . . . . . . . . . . . . . . . 65
9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure . . . . . . . . . . . . 66


                                   PART III
                                   --------


10. Directors and Executive Officers of the Registrant  . . . . . . 66
11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . 66
12. Security Ownership of Certain Beneficial Owners
      and Management  . . . . . . . . . . . . . . . . . . . . . . . 66
13. Certain Relationships and Related Transactions  . . . . . . . . 66


                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 66
    Consent of Independent Accountants  . . . . . . . . . . . . . . 75
    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 76

                                                 DEFINITIONS

               Abbreviations and acronyms used in the text are defined below.

               Abbreviations and Acronyms         Term
               --------------------------         ----
               BTU..............................  British Thermal Units

               CO2..............................  Carbon Dioxide

               CPCN.............................  Certificate of Public Convenience and Necessity

               DNR..............................  Wisconsin Department of Natural Resources

               DOE..............................  U.S. Department of Energy

               DSM..............................  Demand Side Management

               Dth..............................  Dekatherm

               EMFs.............................  Electromagnetic Fields

               EPA..............................  U.S. Environmental Protection Agency

               EWGs.............................  Exempt Wholesale Generators

               FERC.............................  Federal Energy Regulatory Commission

               GRI..............................  Gas Research Institute

               IPP..............................  Independent Power Producer

               ISFSI............................  Independent Spent Fuel Storage Installation

               MAPP.............................  Mid-Continent Area Power Pool

               MDNR.............................  Michigan Department of Natural Resources

               MPSC.............................  Michigan Public Service Commission

               MRMC.............................  Milwaukee Regional Medical Center

               MWh..............................  Megawatt-hour

               NOX..............................  Nitrogen Oxide

               NRC..............................  U.S. Nuclear Regulatory Commission

               PGA..............................  Purchased Gas Adjustment

               Point Beach......................  Point Beach Nuclear Plant

               PRP..............................  Potentially Responsible Party

               PSCR.............................  Power Supply Cost Recovery

               PSCW.............................  Public Service Commission of Wisconsin

               Repap............................  Repap Wisconsin, Inc.

               SO2..............................  Sulfur Dioxide

               Trust............................  Wisconsin Electric Fuel Trust (nuclear)

               USEC.............................  U.S. Enrichment Corporation

               WED..............................  Wisconsin's Environmental Decade

               Wisconsin Electric...............  Wisconsin Electric Power Company

               Wisconsin Energy.................  Wisconsin Energy Corporation

               Wisconsin Natural................  Wisconsin Natural Gas Company

               Wisconsin Southern...............  Wisconsin Southern Gas Company, Inc.

               WMIC.............................  Wisconsin Michigan Investment Corporation

               WPPI.............................  Wisconsin Public Power Inc. SYSTEM

               WUMS.............................  Wisconsin-Upper Michigan Systems

               Yellowcake.......................  Uranium Concentrates

                                          - 3 -

                                    PART I

ITEM 1.  BUSINESS

Wisconsin Energy Corporation ("Wisconsin Energy"), incorporated in the State of Wisconsin in 1981, became a holding company in 1986 whose principal subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric") and Wisconsin Natural Gas Company ("Wisconsin Natural"). Wisconsin Energy also has certain non-utility subsidiaries. The operations of Wisconsin Energy and its subsidiaries are conducted in four business segments, the primary operations of which are as follows:


 Business Segment                             Operations
 ----------------                             ----------

Electric Operations             Wisconsin Electric generates, transmits,
                                distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at over 2,200,000 in southeastern (including the
                                Milwaukee area), east central and northern
                                Wisconsin and in the Upper Peninsula of
                                Michigan.

Gas Operations                  Wisconsin Natural purchases, distributes and
                                sells natural gas to retail customers and transports customer-owned gas in three distinct service areas in Wisconsin: west and south of the City of Milwaukee; the Appleton area and the Prairie du Chien area. The gas service territory, which has an estimated population of over 1,100,000, is largely within the electric service area of Wisconsin
                                Electric.

Steam Operations                Wisconsin Electric distributes and sells
                                steam supplied by its Valley Power Plant to space heating and processing customers in downtown and near southside Milwaukee.

Non-Utility Operations          For information on non-utility subsidiaries
                                see Item 1. BUSINESS - "Non-Utility
                                Operations." Non-utility operations were not significant in 1994.

For financial information about business segments, see Note M to the Financial Statements in Item 8 of this report.


ELECTRIC UTILITY OPERATIONS

Electric energy sales by Wisconsin Electric in 1994, to all classes of customers, totaled 26.9 billion kilowatt-hours, a 4.8% increase over 1993. On June 17, 1994, Wisconsin Electric experienced a new record peak demand of 4,950 megawatts during a period of unusually hot and humid summer weather.
The previous record of 4,797 megawatts occurred on August 27, 1991. Sales of the electric utility are impacted by seasonal factors and varying weather conditions from year-to-year.

There were 944,855 electric customers at December 31, 1994, an increase of 1.3 percent since December 31, 1993. For further information on revenues, kilowatt-hour sales, and customer statistics by class, see "Electric Revenue, Kilowatt-Hour Sales and Customer Statistics" on page 33 of this report.

In 1994, Wisconsin Electric's net generation amounted to 26.4 billion kilowatt-hours. Generation was supplemented with 2.0 billion kilowatt-hours purchased from neighboring utilities and, to a minor extent, from other sources. The dependable capability of Wisconsin Electric's generating stations was 5,288 megawatts in August, 1994 as more fully described in
Item 2. PROPERTIES.

The Public Service Commission of Wisconsin ("PSCW") is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. For additional information and related matters, see Item 1. BUSINESS - "REGULATION".

In January 1994, Wisconsin Electric filed with the PSCW its long-term load and supply plan as part of the Advance Plan 7 Docket. In the Advance Plan process, the regulated electric utilities located in Wisconsin are required to file, for planning purposes, long-term forecasts of future resource requirements along with plans to meet those requirements, including the planned implementation of energy management and conservation programs ("demand-side savings"). In addition to specifying the expectations of conservation and load management programs, the plan filed with the PSCW demonstrates Wisconsin Electric's need to add peaking and intermediate load capacity during the 20-year planning period. Wisconsin Electric's next base load power plant is not expected to be placed in-service until after 2010.
The PSCW began technical hearings on Advance Plan 7 in November 1994. An order is expected later in 1995. For additional information regarding Advance Plans, see Item 1. BUSINESS - "REGULATION", Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

Wisconsin Electric currently estimates peak demand in the year 2004 to be about 5,200 megawatts assuming moderate growth in the economy and normal weather. This estimate does not, however, reflect any potential modifications to the current regulatory environment. Investments in demand-side management ("DSM") programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. To partially meet the anticipated growth in peak demand requirements, Wisconsin Electric is constructing a four unit, approximately 300 megawatt, peaking power plant at its Paris Generating Station expected to be placed in service by the summer of 1995, as described below. Wisconsin Electric also plans to make additional investments in conservation-related programs during this period.

Wisconsin Electric has completed renovation of units 1-4 at its Port Washington Power Plant at a cost of $107 million. The project, which began in 1991, included the installation of additional emission control equipment.

During the second quarter of 1994, two units, approximately 150 megawatts of peaking capacity, were placed in service marking the completion of the new Concord Generating Station. During 1993 two units, or approximately 150 megawatts of peaking capacity, had been placed in service at this facility. Total capital costs of the four unit facility were approximately $107 million. The 300 megawatt natural gas-fired combustion turbine peaking facility, located near Watertown, Wisconsin is expected to run approximately 5% of the time helping meet electric peak demand requirements.

During 1994, Wisconsin Electric continued construction of the Paris Generating Station, a four unit, approximately 300 megawatt, gas-fired combustion turbine power plant, to be placed in service during the summer of 1995. The cost of this facility, located near Union Grove, Wisconsin, is currently estimated at $104 million.

The supply of natural gas to operate the Concord and Paris units is to be provided by Wisconsin Natural, an affiliated company, but may be purchased from other suppliers with Wisconsin Natural providing gas transportation services.

Wisconsin Electric and the Milwaukee Regional Medical Center ("MRMC"), received preliminary approval from Milwaukee County on September 22, 1994, for the purchase of the Milwaukee County Power Plant. The 11 megawatt power plant in Wauwatosa, Wisconsin provides steam, chilled water and electricity for the
MRMC facilities.   Under the terms of the agreement, Wisconsin Electric is
expected to pay $7 million to $8 million for the electric generation and distribution facilities. The MRMC will purchase the plant's steam and water-chilling facilities. Wisconsin Electric will manage and operate the facility, and collect a management fee from the MRMC. Electric revenues of about $3 million annually will be generated from the investment. It is anticipated that this transaction will be finalized in 1995.

Approvals from various regulatory agencies including the PSCW, the U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR") are required prior to constructing new generation capacity. All proposed generating facilities will meet or exceed the applicable federal and state environmental requirements.

For further information regarding future capacity additions, see Item 1. BUSINESS - "REGULATION".

For information regarding estimated costs of Wisconsin Energy's utility subsidiaries' construction program and projected investments in conservation programs for the five years ending December 31, 1999, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES". All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see Note F to the Financial Statements in Item 8.

In accordance with a PSCW order issued in November 1993, after completing a capacity-related competitive bidding process, Wisconsin Electric signed a long-term agreement to purchase the electricity that would be generated from a 215 megawatt cogeneration facility planned to be constructed by an unaffiliated independent power producer ("IPP"), LSP-Whitewater Limited Partnership. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. On March 9, 1995, the PSCW approved the IPP's application to construct a cogeneration plant in Whitewater, Wisconsin. For additional information, see
Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION - PSCW Two-Stage CPCN Order" and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural are implementing a revitalization process to increase efficiencies and improve customer service by reengineering and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Electric and Wisconsin Natural have been reduced; 403 employees elected to retire under an early retirement option and 651 employees have enrolled in severance packages. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Wisconsin Electric and Wisconsin Natural Revitalization".


SOURCES OF GENERATION

The table below indicates sources of energy generation by Wisconsin Electric:

                                                   Year Ended December 31
                                                   ----------------------
                                                     1994         1995*
                                                     ----         -----
     Coal                                            69.0%        69.8%
     Nuclear                                         29.0         27.9
     Hydro-electric                                   1.4          1.6
     Gas                                              0.5          0.6
     Oil                                              0.1          0.1
                                                    ------       ------
                                     TOTAL          100.0%       100.0%
     ------------------
     *Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs.

COAL: Wisconsin Electric diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from central Appalachia and western mines for the Presque Isle Power Plant in Michigan.

Approximately 75 percent of Wisconsin Electric's 1995 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from New Mexico and Wyoming mines. Coal from Pennsylvania mines is transported via rail to Lake Erie transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. Wisconsin Electric's 1995 coal requirements, projected to be 10.0 million tons, are 98 percent under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 1995 requirements through short-term or spot purchases and inventory adjustments.

Pleasant Prairie Power Plant: All of the estimated 1995 coal requirements at this plant are presently covered by three long-term contracts.

Oak Creek Power Plant: All of the estimated 1995 coal requirements for this plant are covered by long-term contract. Contract provisions permit Wisconsin Electric to increase/decrease the annual volume to match burn requirements.

Presque Isle Power Plant: This plant has six generating units designed to burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are supplied by three long-term contracts the annual volumes of which are anticipated to be adequate to cover coal requirements through 1996. Bituminous coal is generally purchased through one-year contracts from central Appalachia and under a 5 year contract for the Colorado origin coal.

Edgewater 5 Generating Unit: Coal for this unit, in which Wisconsin Electric has a 25 percent interest, is purchased by Wisconsin Power and Light Company, a non-affiliated utility, which is the majority owner of the facility.

Valley and Port Washington Power Plants: These plants are both supplied through a long-term contract that, in combination with coal supplied to Wisconsin Electric's other Wisconsin plants, allows the plants to meet the requirements of the Wisconsin acid rain law. In the event of further air quality emission requirements affecting these plants, the contract can be terminated without liability.

The periods and annual tonnage amounts for Wisconsin Electric's principal coal contracts are as follows:

                   Contract Period              Annual Tonnage
                   ---------------              --------------
               Jan. 1977 to Dec.  1996              240,000
               Nov. 1987 to Dec.  1997              500,000(A)
               Jan. 1980 to Dec.  2006            2,000,000
               Jul. 1983 to Dec.  2002            1,000,000
               Apr. 1990 to Nov.  1996              375,000(B)
               Jan. 1992 to Dec.  2005            1,200,000(C)(1995)
               Oct. 1992 to Sep.  2007            2,000,000
               Sep. 1994 to Aug.  1999              500,000

-------------------
  (A) The contract can be extended if the total volume has not been purchased by the respective termination dates.

  (B) Annual volume can be increased to meet requirements for the Port Washington and Valley Power Plants above the 375,000 ton volume indicated herein.

  (C) Subsequent years may be of greater tonnage as allowed under certain provisions of the contract.

For information regarding emission restrictions, see Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE - "Air Quality - Acid Rain Legislation".

NUCLEAR: Wisconsin Electric purchases uranium concentrates ("yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to the Point Beach Nuclear Plant ("Point Beach"), whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See Note E to the Financial Statements in Item 8.

Uranium Requirements: Wisconsin Electric requires approximately 450,000 pounds of yellowcake annually for its two units at Point Beach. Uranium requirements through 1997 will be provided from a combination of existing contracts with Malapai Resources Company (of Arizona); Energy Resources of Australia, Ltd.; and Nukem Inc. (U.S.). Wisconsin Electric may exercise flexibilities in these contracts and purchase certain quantities of uranium on the spot-market, should market conditions prove favorable. Wisconsin Electric believes that adequate supplies of uranium concentrates will be available to satisfy current and future operating requirements.

Under a contract with Nuexco Trading Corporation, Wisconsin Electric was to receive 200,000 pounds of uranium concentrates on specified delivery dates in 1995 at conversion facilities in the United States or Canada in exchange for the transfer to Nuexco of an identical quantity of concentrates held by Wisconsin Electric at the conversion facilities of Comurhex in France. However, Nuexco is in default under the contract and has filed for bankruptcy law protection. Wisconsin Electric is reviewing various options that might be available for use of its concentrates located at Comurhex.

Conversion: Wisconsin Electric has a contract with Sequoyah Fuels Corporation, a subsidiary of General Atomics, to provide conversion services for the Point Beach reactors through 1995. Due to operating difficulties encountered in 1992, Sequoyah Fuels has decided to place its Gore, Oklahoma conversion plant on indefinite stand-by. In November 1992, Sequoyah Fuels signed an agreement with Allied Signal Corporation which formed a partnership called Converdyn Corporation.

Converdyn administers all existing Allied and Sequoyah contracts, with all conversion services being performed at the existing Allied Signal conversion facility in Metropolis, Illinois.

Wisconsin Electric also has a conversion contract with the Cameco Corporation, to provide for an alternate supply of up to approximately 30 percent of conversion requirements through 1995 and up to 100 percent of conversion requirements from 1996 through 1999. Cameco is a Canadian based corporation located in Saskatoon, Saskatchewan, and is a major producer of uranium concentrates.

Enrichment: Wisconsin Electric currently has a Utility Services Contract with the U.S. Department of Energy ("DOE") for 70 percent of the enrichment services required for the operation of both of the Point Beach units. The contract can provide enrichment services for the entire operating life of each unit. For a discussion of litigation involving the Utility Services Contract, see Item 3. LEGAL PROCEEDINGS - OTHER LITIGATION - "Uranium Enrichment Charges". Wisconsin Electric entered into a supplemental agreement with the DOE to supply the remaining 30 percent of enrichment service requirements for the period through 1995 at prices below those offered under the Utility Services Contract. Responsibility for administering these contracts and agreements for enrichment services was transferred from DOE to the U.S. Enrichment Corporation ("USEC") under the Energy Policy Act of 1992. In March 1992, Wisconsin Electric entered into an agreement with Global Nuclear Services and Supply Limited, an international supplier of enrichment services, for the remaining 30 percent of enrichment service requirements after 1995.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license.

Spent Fuel Storage and Disposal: Wisconsin Electric currently has the capability to store certain amounts of spent nuclear fuel at Point Beach. Previous modifications to the storage facilities at Point Beach have made it possible to accommodate all spent fuel expected to be discharged from the reactors through 1995 while maintaining the capability for one full core off-load. In accordance with the provisions of the Nuclear Waste Policy Act of 1982, which require the DOE to provide for the disposal of spent fuel from all U.S. nuclear plants, Wisconsin Electric entered into a disposal contract providing for deliveries of spent fuel to the DOE for ultimate disposal commencing in January 1998. It is anticipated that the DOE will be unable to accept spent fuel by the 1998 timeframe as contracted. In November of 1991, Wisconsin Electric filed an application with the PSCW for authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI can provide additional interim dry cask storage until the DOE begins to remove spent fuel from Point Beach in accordance with the terms of the contract it has with Wisconsin Electric. Public hearings on the proposed project were held during October 1994. On February 13, 1995, Wisconsin Electric received a Certificate of Authority from the PSCW to construct and operate the ISFSI. Loading of the first storage unit of the ISFSI is expected to take place in the summer of 1995. In March 1995 separate petitions were filed by intervenors in Dane County Circuit Court and Fond du Lac County Circuit Court. The Dane County petition seeks reversal of the order and a remand to the PSCW directing it to deny Wisconsin Electric's request for authorization to construct the dry cask facility, or in the alternative, to correct the alleged errors in the PSCW's order. No specific relief is identified in the Fond du Lac County petition; however, numerous grounds of error are alleged. Wisconsin Electric intends to fully participate in both judicial review proceedings and to vigorously oppose the petitions. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

Point Beach Nuclear Plant: Point Beach provided 29 percent of Wisconsin Electric's net generation in 1994. The plant has two generating units which had a combined dependable capability during December 1994 of 980 megawatts and which together constituted 18.3 percent of Wisconsin Electric's dependable generating capability in 1994. The U.S. Nuclear Regulatory Commission ("NRC") licenses for Point Beach Units 1 and 2 expire October 5, 2010 and March 8, 2013, respectively.

The NRC has, at various times, directed that certain inspections, modifications and changes in operating practices be made at all nuclear plants. At Point Beach, such inspections have been made and necessary changes to equipment and in operating practices have either been completed or are expected to be completed within the time schedules permitted by the NRC or within approved extensions thereof.

Wisconsin Electric has initiated certain plant betterment projects at Point Beach that are judged to be appropriate and beneficial. Construction is progressing on the addition of two safety-related emergency diesel powered electrical generators with installation to be completed in 1996.

On October 1, 1992, Wisconsin Electric filed an application with the PSCW for the replacement of the Unit 2 steam generators, which would allow for the unit's operation until the expiration of its operating license in 2013. This project is estimated to cost $119 million. (In 1984 Wisconsin Electric replaced the Unit 1 steam generators.) The PSCW deferred the decision on the steam generator replacements until after the next refueling outage in September 1995. In the Interim Order dated February 13, 1995, the PSCW directed Wisconsin Electric to make suitable arrangements with the fabricator of the new steam generators to allow the fabrication, delivery and replacement to proceed promptly if authorized by the PSCW as a result of further investigation. The reasonable costs of such arrangements to maintain a place in line with the fabricator will be afforded rate recovery. It is anticipated that the final order in this matter will be issued in early 1996. Without the replacement of the steam generators, it is believed the unit would not be able to operate to the end of its current license.

Decommissioning Fund: Pursuant to a 1985 PSCW order, amended in 1994, Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund on December 31, 1994 to approximately $227 million. For additional information regarding decommissioning see Note E to the Financial Statements in Item 8.

Nuclear Plant Insurance: For information regarding matters pertaining to nuclear plant insurance, see Note E to the Financial Statements in Item 8.


NATURAL GAS (FOR ELECTRIC GENERATION): Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek and Valley Power Plants, is purchased under an agency agreement. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. Gas for the Pleasant Prairie and Oak Creek Power Plants is delivered by Wisconsin Natural. Gas for the Valley Power Plant is delivered by Wisconsin Gas Company, a non-affiliated company.

The Concord Generation Station and the Oak Creek combustion turbine use natural gas as their primary fuel, with Number 2 fuel oil as backup, as will the Paris Generating Station, expected to go into commercial service in the summer of 1995. Gas for these plants may be purchased directly from Wisconsin Natural on an interruptible basis.

OIL: Oil is used for combustion turbines at the Germantown and Port Washington Power Plants and at Point Beach. Small amounts of oil are also used for boiler ignition and flame stabilization at some coal-fired plants. Number 2 fuel oil requirements for 1995 at the Presque Isle Power Plant and the Point Beach combustion turbine are provided under one-year contracts with equitable price adjustment formulas. All other oil requirements are purchased as needed from local suppliers. The Concord and Paris Generating Stations and the Oak Creek combustion turbine use oil as a secondary fuel source.

HYDRO: Wisconsin Electric has various licenses from the Federal Energy Regulatory Commission ("FERC") for its hydroelectric generating facilities that expire during the period 1998 to 2004. Wisconsin Electric has begun the licensing process for its largest hydro facility, Big Quinnesec Falls, which has a license expiring in 1998. Wisconsin Electric continues to support FERC's efforts to complete the licensing process and issue licenses for four hydro projects with 1993 expiration dates. These projects are currently being operated by Wisconsin Electric under annual licenses issued by FERC. The three hydro facilities, with a total of 2.5 megawatts installed capacity, that Wisconsin Electric decided not to relicense in 1993 are still being operated by Wisconsin Electric under annual licenses until FERC determines their disposition. Wisconsin Electric continues to consult with the U.S. Fish and Wildlife Service, DNR, Michigan Department of Natural Resources ("MDNR") and the National Park Service in conjunction with the licensing process. Hydroelectric facilities provided 1.4% of Wisconsin Electric's total energy generation in 1994.

INTERCONNECTIONS WITH OTHER UTILITIES: Wisconsin Electric's system is interconnected at various locations with the systems of Madison Gas and Electric Company, Wisconsin Power and Light Company, Wisconsin Public Service Corporation, Commonwealth Edison Company, Northern States Power Company and Upper Peninsula Power Company. These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

Wisconsin Electric is a member of Wisconsin-Upper Michigan Systems ("WUMS"), a coordinating group which includes four other electric companies in Wisconsin and Upper Michigan. WUMS, in turn, is a member of Mid-America Interconnected Network, which is one of nine regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

In March 1994, Wisconsin Electric executed a transmission service agreement with Commonwealth Edison that will allow Wisconsin Electric to purchase energy from southern Illinois and Indiana suppliers, using the Commonwealth Edison transmission system to import such energy into Wisconsin.

A transmission service agreement has been executed to allow Wisconsin Electric to reserve capacity and import energy from members of the Mid-Continent Area Power Pool ("MAPP"), a group consisting of electric utilities generally located west of Wisconsin. Considerable non-firm energy is expected to be purchased from MAPP members over the next several years.

SALES TO WHOLESALE CUSTOMERS: Wisconsin Electric currently provides wholesale electric energy to five municipally owned systems, three rural cooperatives, two municipal joint action agencies and one isolated system of an investor-owned utility in Wisconsin, Illinois, and the Upper Peninsula of Michigan under rates approved by the FERC. Sales to these wholesale customers accounted for 5.3 percent of total kilowatt-hour sales in 1994. Under two agreements, service is being provided subject to a seven-year notice of cancellation from the Wisconsin Public Power Inc. SYSTEM ("WPPI"). Wisconsin Electric also has an eight-year power supply agreement with the Badger Power Marketing Authority. Sales to the Badger Power Marketing Authority and WPPI combined are expected to account for approximately one half of the wholesale sales for 1995.

Service to UPPCO, under a 65 megawatt agreement which expires on December 31, 1997, is expected to account for 30 percent of 1995 wholesale sales. In October 1993, UPPCO announced that it had reached an agreement in principle with NSP to purchase 90 megawatts of base-load electric energy beginning in 1998. Wisconsin Electric expects to apply the 65 megawatts of capacity toward the electric energy needs of new customers and toward the overall increase in system supply needs anticipated by 1998.

Service to the remaining wholesale customers is provided under agreements which require a three-year notice of cancellation from the customers.

During 1994, sales to wholesale customers declined 10.4 percent from 1993, largely the result of reductions in sales to WPPI. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Sales to WPPI during 1994, 1993 and 1992 were approximately 725,000 megawatt-hours ("MWh"), 944,000 MWh and 1,166,000 MWh, respectively. Further reductions are expected as WPPI installs additional capacity. These sales reductions are not expected to have a significant effect on future earnings. Under the provisions of a long-term agreement, Wisconsin Electric will continue to provide transmission services to WPPI.

Wisconsin Electric's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1994, Wisconsin Electric had three customers taking transmission service. For further information see Item 1. BUSINESS - "REGULATION".

In October 1992, the Energy Policy Act was signed into law. Passage of this law is expected to remove perceived encumbrances and facilitate the entry of power producers into the already competitive bulk power market. Notable among its provisions are the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of the Public Utility Holding Company Act of 1935, and the rights that the Energy Policy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on Wisconsin Electric since it has had open access transmission tariffs on file with the FERC since 1980.

In September 1994 Wisconsin Electric, responding to WPPI's request and a PSCW order in a transmission construction proceeding, filed an unexecuted Network Transmission Service Agreement for service to WPPI at the FERC. In November 1994 Wisconsin Electric made a second filing at the FERC to extend network transmission service to non-WPPI wholesale customers. The proposed Network Transmission Service is firm service for the loads of wholesale customers located in Wisconsin Electric's retail service area. It is designed to be comparable to service provided for the Company's native load.

The electric utility industry continues to become increasingly competitive. Some municipal utilities are approaching competing utilities in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. IPPs are also exploring cogeneration projects which would provide process steam to customers in Wisconsin Electric's service territory and sell electricity to Wisconsin Electric. Consequently, electric wholesale and large retail customers of Wisconsin Electric or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

GAS UTILITY OPERATIONS

Effective January 1, 1994, Wisconsin Southern Gas Company, Inc. ("Wisconsin Southern") was acquired by Wisconsin Energy through a statutory merger of Wisconsin Southern into Wisconsin Natural. Wisconsin Natural continues to use the acquired facilities of Wisconsin Southern for the distribution and transportation of natural gas. During 1994, the administrative and operating functions of the companies were combined. For additional information, see
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 11, 1994, Wisconsin Electric and Wisconsin Natural filed a joint application with the PSCW to merge Wisconsin Natural into Wisconsin Electric. Wisconsin Electric also filed an application to obtain the Michigan Public Service Commission's ("MPSC") consent to assume Wisconsin Natural's liabilities in connection with the merger. The merger, which was approved by the stockholders of Wisconsin Electric in December 1994, is anticipated to be effective by year-end 1995. The merger of Wisconsin Natural into Wisconsin Electric is expected to improve customer service and reduce future operating costs.

Total gas therms delivered by Wisconsin Natural, including customer-owned gas transported by Wisconsin Natural, increased 0.2 percent in 1994 compared to 1993, reflecting the offsetting effects of 5 percent warmer-than-normal weather during 1994 and increased sales associated with a record number of new customer additions.

Approximately 30 percent of total 1994 deliveries were on interruptible rates. Wisconsin Natural's maximum daily send-out in 1994 was 651,643 Dths. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of the gas utility fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

On November 1, 1993, FERC Order 636 went into effect, unbundling the interstate pipeline industry. The unbundling forced Wisconsin Natural to take on the responsibility of selecting and administering a complete portfolio of gas supply contracts sufficient to supply sales customers.

Wisconsin Natural has entered into more than 50 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which Wisconsin Natural can exercise to manage the risk of substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

The use of storage increases the load factor of supply contracts and allows Wisconsin Natural to take advantage of seasonal price differentials.
Wisconsin Natural has 14 firm gas storage and associated firm transportation agreements that allow daily withdrawals of 285,025 Dths and an annual capacity of 22 million Dths. The initial terms of these contracts vary, with the first one expiring in March 1995, and the last in October 2003. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

Wisconsin Natural has 11 transportation contracts not associated with storage. Seven contracts expire prior to 2002, one contract expires in 2002 and the remaining three contracts expire in 2003. In each case, subject to certain provisions, Wisconsin Natural can extend the terms of these contracts at the time the agreements would otherwise expire.

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 30% of the company's total therms delivered during 1994, 31% during 1993, and 33% during 1992.

Wisconsin Natural is the supplier of natural gas for Wisconsin Electric's Concord Combustion Turbine Power Plant and Paris Combustion Turbine Power Plant that will begin operation in 1995. Delivery of the Paris facility's fuel requirements is made possible by a pipeline extension completed in 1994.

On March 9, 1995, the PSCW issued Wisconsin Natural a certificate for construction of a gas pipeline to provide gas transportation service to LSP - Whitewater Limited Partnership's proposed Whitewater cogeneration facility. For additional information, see ELECTRIC UTILITY OPERATIONS above.

SALES TO LARGE CUSTOMERS

Wisconsin Electric and Wisconsin Natural provide utility service to a diversified base of industrial customers. Major industries served by Wisconsin Electric include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines, the two largest customers of Wisconsin Electric, accounted for 4.6 percent and 4.0 percent, respectively, of total electric kilowatt-hour sales in 1994. Sales to the mines were 15.0 percent higher in 1994 compared to 1993, attributable to a five week strike in
1993.   For additional information see Item 7.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Electric Sales and Revenues". Major industries served by Wisconsin Natural include the paper industry, the food products industry and the machinery production industry.
No single customer of Wisconsin Natural accounted for more than 3.2 percent of total gas therms sold and transported in 1994.

STEAM UTILITY OPERATIONS

Wisconsin Electric operates a district steam system for space heating and processing in downtown and near southside Milwaukee. Sales of the steam utility fluctuate with the heating cycle of the year and are impacted by varying weather conditions from year-to-year. The system consists of approximately 28 miles of high and low pressure mains and related regulating equipment. Steam for the system is supplied by Wisconsin Electric's Valley Power Plant. At December 31, 1994, there were 471 customers on the system. Steam sales in 1994 were 2,395 million pounds, an increase of 0.8 percent from the 2,376 million pounds sold in 1993.

NON-UTILITY OPERATIONS

Wisconsin Energy has five non-utility subsidiaries:

WISPARK Corporation develops and invests in real estate projects within Wisconsin Energy's utility subsidiaries' service territories. WISPARK is currently developing several industrial/business parks in southeastern Wisconsin. WISPARK's primary development is LakeView Corporate Park, a 1,439 acre business park located near Kenosha, Wisconsin. Thirty-nine companies have purchased a total of 426 acres in this development during its first six years. WISPARK is also developing business parks in Pewaukee and New Berlin (Waukesha County), Yorkville (Racine County) and Milwaukee, Wisconsin.
WISPARK has also been involved in the development of East Pointe Commons, a housing and retail complex in Milwaukee, Wisconsin. A WISPARK subsidiary, Syndesis Development Corporation, has developed Gaslight Pointe, a residential complex, also featuring a hotel and restaurant, on 12 acres along the Lake Michigan waterfront in Racine, Wisconsin.

WITECH Corporation is a venture capital company operating in Wisconsin and the Upper Peninsula of Michigan. At December 31, 1994, WITECH had investments in 19 companies and 3 funds totaling more than $52 million. The companies include, among others, an operator of a nationwide data communications network for the agriculture industry, a specialty printing firm, a manufacturer of motor drives and a manufacturer of customized furniture. WITECH's subsidiary, Minergy Corp., develops and markets technology involving lightweight aggregate produced from fly ash, sludge and other waste by-products. Minergy is marketing this technology in areas outside Wisconsin Electric's service territory.

Wisconsin Michigan Investment Corporation ("WMIC") engages in investing and financing activities. Activities include advances to affiliated companies and investments in financial instruments and in partnerships developing low- and moderate-income housing projects. Other investments may be made from time to time. WMIC's subsidiary, WMF Corp., engages in financing activities; any funds obtained by WMF Corp. through financing arrangements are advanced to WMIC.

Badger Service Company holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques; however, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.

WISVEST Corporation was formed to provide capital to help businesses expand in Wisconsin and to help Wisconsin corporations avoid takeover bids by out-of-state companies.

Wisconsin Energy is subject to certain restrictions which limit diversification in non-utility activities. Under Wisconsin law, the sum of the assets of all non-utility affiliates may not exceed the sum of 25 percent of the assets of Wisconsin Electric and a percentage as determined by the PSCW (equal to 25 percent) of the assets of Wisconsin Natural.

REGULATION

Wisconsin Electric and Wisconsin Natural are subject to the regulation of the PSCW as to retail electric, gas and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. Wisconsin Electric is also subject to the regulation of the MPSC as to the various matters associated with retail electric service in Michigan as noted above except as to construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric, with respect to hydro-electric facilities, wholesale rates and accounting, is subject to FERC regulation. Operation and construction relating to Wisconsin Electric's Point Beach facilities are subject to regulation by the NRC. Wisconsin Electric's operations are also subject to regulations of the EPA, the DNR and the MDNR.

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. Recent rate orders have included provisions for substantial conservation programs initiated by Wisconsin Electric. For additional information, see Note A to the Financial Statements in Item 8.

Wisconsin Energy is an exempt holding company by order of the Securities and Exchange Commission under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and accordingly is exempt from the provisions of that act, other than with respect to certain acquisitions of securities of a public utility.

Wisconsin Electric is subject to a power plant siting law in Wisconsin which requires that electric utilities file updated long-term forecasts (called "Advance Plans") for the location, size and type of future large generating plants and high voltage transmission lines about every two years for PSCW approval after public hearings. Generally, the law provides that the PSCW may not authorize the construction of any large generating plants or high voltage transmission lines unless they are in substantial compliance with the most recently approved plan. The law also prohibits Wisconsin Electric from acquiring any interest in land for such plants or transmission lines by condemnation until construction authorization has been received. Advance Plan orders are based on a review of the utilities' long-term planning options. However, separate project-specific PSCW approval is required for the construction of generating facilities and transmission lines.

Wisconsin Electric employs a least-cost integrated planning process, which examines a full range of supply and demand side options to meet its customers' electric needs, such as the renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchased power and construction of new company-owned generation facilities.

For additional information regarding Advance Plans, see Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

In 1992, the PSCW ordered that utilities should include a cost of $15 per ton of carbon dioxide ("CO2") when comparing resource planning options (both supply and demand-side) to account for the economic risk of future greenhouse gas regulation. Appeals through 1993 and 1994 did not substantially change the order. Recent supply and DSM plans included the greenhouse gas adder. There are only minor differences in supply and DSM plans prepared with and without the greenhouse gas adder.

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in Wisconsin. The two stage process established by the PSCW consists of: (1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects and (2) the conventional Certificate of Public Convenience and Necessity ("CPCN") procedure for the winner or winners. For additional information regarding the CPCN process, see Item 3. LEGAL PROCEEDINGS - OTHER LITIGATION and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999."

The PSCW is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. About 50 interested parties, including Wisconsin Electric, submitted comments as to appropriate objectives for regulation of the electric utility industry and the utility structures and regulatory approaches likely to provide the best balance of such objectives. Initial question and answer sessions were held in November, 1994. The PSCW also scheduled meetings for early 1995 for the purpose of narrowing the scope of the investigation and has indicated it anticipates submitting a final report to the Wisconsin Legislature in late 1995. Copies of Wisconsin Electric's proposal are available upon request.

Wisconsin Electric's view of industry restructuring separates various electric utility functions into two major categories - natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost. The competitive entities are functions where competition can provide the lowest cost. The natural monopolies would be re-regulated so the appropriate incentives exist to provide electricity at reasonable prices. The competitive entities would eventually see an elimination of traditional regulation.

In Wisconsin Electric's plan, the re-regulated natural monopolies are the transmission and distribution functions. Re-regulation of these entities should involve some form of price cap and performance-standard operation rules. In the new structure, the FERC would regulate the transmission systems through a regional transmission group to ensure open access, comparable pricing, comparable service and adequate cost recovery. The PSCW would regulate the distribution function for reasonable price, reliability, public safety and customer satisfaction.

The competitive entities in the Wisconsin Electric model are the generation, customer service and energy merchant functions. In the restructured electric utility industry, utilities would unbundle costs into the individual components of generation, transmission, distribution and service.

Wisconsin Natural is also participating in a generic investigation, initiated by the PSCW, addressing the extent to which traditional regulation of the natural gas distribution function could be replaced.

RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" - for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel, purchased power and gas purchased for resale.

ENERGY EFFICIENCY

The management of Wisconsin Energy and its utility subsidiaries believes that a strong and continuing emphasis must be placed on energy management and efficient energy use. Wisconsin Electric and Wisconsin Natural are continuing to develop programs to inform and assist their customers with respect to conservation options. This policy is regarded by Wisconsin Energy and its utility subsidiaries as in the best interests of their customers and security holders.

Efficient use of energy is not limited to reduced consumption. Time-of-use rates for certain electric customers promote the shifting of electricity usage to those times when electric generating facilities are not fully utilized. Interruptible and curtailable rates, along with an energy cooperative managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of some residential central air conditioners continues as part of a pilot program which began in 1992.

To promote their energy management and conservation policies, Wisconsin Electric and Wisconsin Natural offer various programs and services to their customers. For industrial and commercial customers, Wisconsin Electric offers energy evaluations identifying cost-effective customer conservation opportunities as well as financial assistance, including direct grants and interest-free financing to purchase and maintain energy-efficient equipment. Additional financial incentives are also offered to residential electric customers to encourage the purchase of energy-efficient appliances and the removal of older inefficient appliances from the system.


ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Energy's utility subsidiaries of approximately $57 million in 1994, a decrease of $8 million from 1993. Expenditures incurred during 1994 included costs associated with the replacement of the precipitators at Valley Power Plant, the installation of pollution abatement facilities at Wisconsin Electric's power plants, the installation of underground distribution lines and environmental studies associated with power plants. Such expenditures are budgeted at approximately $35 million for 1995.

Operation, maintenance and depreciation expenses of Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been $47 million in 1994. Other environmental costs, primarily for environmental studies, amounted to $1 million in 1994.

Solid Waste Landfills

Wisconsin Energy's utility subsidiaries provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Muskego Sanitary Landfill: In 1992, Wisconsin Electric was informed by the EPA that it was included in a group of approximately 50 potentially responsible parties ("PRPs") against which the EPA will issue orders requiring that the PRPs clean up the Muskego Sanitary Landfill (located in Southeastern

Waukesha County, Wisconsin). On January 14, 1993, Wisconsin Electric notified EPA that it was proceeding, with other PRPs, to comply with the order. The first step toward remediation has been identified, with the Wisconsin Electric portion of the $16.8 million dollar effort identified as $115,414 (paid in 1994). Remedial actions for the second step (Groundwater Operable Unit Remedy) are being evaluated, with EPA recommending a limited pump and treat option, estimated to cost $7.4 million. Costs would be allocated among the PRPs based on their waste contribution to the site. Wisconsin Electric has been identified as one of the small waste contributors to the site.

Maxey Flats Nuclear Disposal Site: In 1986, Wisconsin Electric was advised by EPA that it is one of a number of PRPs for cleanup at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by Wisconsin Electric was significantly less than one percent of the total. Under the terms of a consent decree agreed to by all parties, Wisconsin Electric will pay the amount of $163,830 (minus a small credit for an amount previously paid) as its share of the settlement fund for site clean up costs.

Lenz Oil: A request for information or PRP letter was received from EPA on March 25, 1994. Wisconsin Southern was identified as the PRP because of used oil sent to the Lenz Oil facility. Wisconsin Southern was acquired by Wisconsin Energy on January 1, 1994. A response was filed with EPA. No known cleanup schedule has been set or remediation costs identified.

Manistique River/Harbor Area: Wisconsin Electric received a request for information or PRP letter from EPA on March 12, 1993. The letter states that the river/harbor has PCB contamination. EPA has requested information regarding company PCB and oil filled equipment management in the Manistique River drainage basin. Wisconsin Electric responded to this request on April 22, 1993. Additional information requests from EPA have also been responded to by Wisconsin Electric. Wisconsin Electric has no reason to believe that the company is responsible in total or in part for the PCB contamination in the Manistique River/harbor area. No known cleanup schedule has been set or remediation costs identified.

Kenosha Iron and Metal: Wisconsin Electric received a request for information or PRP letter from EPA on December 9, 1994. The letter requested information regarding any involvement Wisconsin Electric's Pleasant Prairie Power Plant may have had with this operation. A response to EPA was sent December 29, 1994 indicating that Wisconsin Electric had no reason to believe that the power plant or Wisconsin Electric did any business with Kenosha Iron and Metal. No cleanup schedule has been set or remediation costs identified.

Marina Cliffs Barrel Dump Site: Wisconsin Electric received a special notice letter and information request on March 25, 1994 from the DNR. The letter describes a release of hazardous substances at a former barrel reclamation facility and landfill site, and requests information on any business dealings Wisconsin Electric may have had with this former operation. Wisconsin Electric has no reason to believe that it is responsible for the contamination problems at this site. No known cleanup schedule has been set or remediation costs identified.

ETSM Property: Iron cyanide bearing wastes were found both on property owned by Wisconsin Electric (ETSM facility) and adjacent landowners. The wastes were removed and properly disposed, with Wisconsin Electric's share of the cleanup at about $100,000. Adjacent landowners believe Wisconsin Electric to be the source of the material, however, records do not support that allegation.

Ash Landfills

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed of in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. These costs are included in the environmental operating and maintenance costs for Wisconsin Electric. Sites currently undergoing remediation include:

Presque Isle Landfill: Wisconsin Electric entered into a settlement agreement with the MDNR for conditions existing at an ash landfill site acquired by Wisconsin Electric when it purchased the Presque Isle Power Plant in 1988. Wisconsin Electric's groundwater monitoring program at the site detected elevated levels of certain substances at the oldest portion of the landfill. Wisconsin Electric has reconstructed and capped that portion of the landfill to prevent further leachate from entering the groundwater at an approximate cost of $2.6 million. The cost to implement a remediation plan for the cleanup of the current groundwater conditions, when approved by the MDNR, is estimated to not exceed $1 million.

Highway 59 Landfill: In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the town of Waukesha, Wisconsin. After notifying the DNR, Wisconsin Electric initiated a five-year expanded monitoring program. In response to a request from the DNR, Wisconsin Electric is preparing an environmental contamination assessment of the landfill, and will submit the report to the DNR in May, 1995. Wisconsin Electric believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.


Manufactured Gas Sites

As have other public utilities, the utility subsidiaries of Wisconsin Energy and/or their predecessors, have operated manufactured gas plants. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are scheduled for investigation. A plan to investigate and remediate these sites was presented to the DNR. The plan, estimated to cost approximately $12 million over the next six years, will result in the majority of the sites being restored to commercial use. Costs associated with these types of efforts, to the extent not covered by insurance, historically have been allowed to be recovered in rates for utility service. Wisconsin Energy's utility subsidiaries believe any such future costs will continue to be considered appropriate for inclusion in rates and therefore will not have a material adverse impact on their financial condition.

Air Quality - Acid Rain Legislation

In 1986, the Wisconsin Legislature passed legislation establishing new sulfur dioxide ("SO2") limitations applicable to Wisconsin's five major electric utilities, including Wisconsin Electric. The law requires each of the five major electric utilities to meet a 1.20 lb SO2 per million BTU corporate average annual emission rate limit beginning in 1993. Prior to 1993, Wisconsin law limited the total annual SO2 emissions from the five major electric utilities to 500,000 tons per year. During 1994, approximately 181,000 tons of SO2 were emitted by such utilities, equivalent to an annual average emission rate of 0.97 lbs SO2 per million BTU.

Wisconsin Electric's compliance plan to meet the SO2 limitations under Wisconsin's acid rain law includes the increased use of low-sulfur coal at certain power plant units. Some changes to existing power plant equipment were made to accommodate the use of low-sulfur coals.

The 1990 amendments to the Federal Clean Air Act mandate significant nation-wide reductions in air emissions. Most significant to the country's electric utility companies are the "acid rain" provisions of the amendments which are scheduled to limit SO2 and nitrogen oxide ("NOX") emissions in phases which take effect in 1995 and 2000. Wisconsin Electric evaluated the potential impact resulting from this legislation and concluded that minimal impact will result from Phase I requirements because of actions taken to meet the above mentioned Wisconsin acid rain law. Phase II requirements, together with separate ozone nonattainment provisions of the Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which is not expected to impact rates. Since a portion of the regulations that have been issued by the EPA are not complete or are not yet final, the rate impact is subject to change and will be reevaluated as needed.

For additional information regarding the impact of the Clean Air Act Amendments, including estimates of the cost of compliance, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "ENVIRONMENTAL ISSUES".


OTHER

Wisconsin Electric and Wisconsin Natural are authorized to provide electric and gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. Wisconsin Electric provides electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities.

Research and development expenditures of Wisconsin Energy's utility subsidiaries amounted to $8,063,000 in 1994, $8,629,000 in 1993, and
$7,885,000 in 1992. Such expenditures were primarily for improvement of service and abatement of air and water pollution. The capitalized portion of research and development costs amounted to $15,000 in 1993 and $55,000 in 1992; there were no such capitalized costs in 1994. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations. In addition to the foregoing amounts, Wisconsin Natural paid $766,000 in 1994, $1,300,000 in 1993 and $767,000 in 1992 for support of the Gas Research Institute ("GRI"). The GRI surcharge, currently assessed on all gas deliveries, is calculated on pipeline utilization.

At December 31, 1994, Wisconsin Energy and its subsidiaries employed 4,801 persons, of which 114 were part-time.


ITEM 2.  PROPERTIES

Wisconsin Electric owns the following generating stations with 1994 capabilities as indicated:
                                                           Dependable
                                                          Capability In
                                                          Megawatts (1)
                                                    -----------------------
                                        No. of
                                      Generating     August        December
Name                       Fuel         Units         1994           1994
----                       ----       ----------     -------       --------
Steam Plants:
     Point Beach           Nuclear         2            974             980
     Oak Creek             Coal            4          1,135           1,141
     Presque Isle (2)      Coal            9            612             612
     Pleasant Prairie      Coal            2          1,200           1,210
     Port Washington       Coal            4            322             324
     Valley                Coal            2            267             227
     Edgewater (3)         Coal            1             98              98
                                          --          -----           -----
TOTAL STEAM                               24          4,608           4,592
Hydro Plants (16 in number)               38             75              75

Germantown Combustion
 Turbines                  Oil             4            212             252
Other Combustion
 Turbines & Diesel(4)     Gas/Oil          6            393             450
                                          --          -----           -----
TOTAL SYSTEM                              72          5,288           5,369
                                          ==          =====           =====
-----------------------

(1) Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(2) UPPCO, a non-affiliated utility, staffs and operates the Presque Isle Power Plant under an operating agreement with Wisconsin Electric which extends through December 31, 1997.

(3) Wisconsin Electric has a 25 percent interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, a non-affiliated utility.

(4) During the second quarter of 1994, two units, or approximately 150 megawatts of additional peaking combustion turbine generation capacity, were placed in service at Wisconsin Electric's Concord Generating Station.

At December 31, 1994, the Wisconsin Electric system had 2,759 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,603 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1994, Wisconsin Electric was operating 22,327 pole miles of overhead distribution lines and 13,481 miles of underground distribution cable, as well as 360 distribution substations and 216,973 line transformers.

As of December 31, 1994, the gas distribution system of Wisconsin Natural includes approximately 6,786 miles of mains connected at 18 gate stations to the pipeline transmission systems of: ANR Pipeline Company, ANR; Natural Gas Pipeline Company of America, NGPL; and Northern Natural Pipeline Company, Northern Natural. Wisconsin Natural has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dths per day. Through the acquisition of Wisconsin Southern, Wisconsin Natural acquired propane tanks for peaking purposes. These tanks will provide approximately 10,000 Dths of supply to the system. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Acquisition of Wisconsin Southern Gas Company, Inc.".

Wisconsin Electric and Wisconsin Natural own various office buildings and service centers throughout their service areas.

WISPARK properties include the following commercial and industrial parks in
Wisconsin: LakeView, located near Kenosha; Grandview, in Racine County; RidgeView, in Pewaukee; and the industrial development of Westridge, in New Berlin. WISPARK also owns Gaslight Pointe, a residential and commercial complex located in Racine, Wisconsin and other properties located in the Wisconsin Energy's utility subsidiaries' service territories that are held for future development.

Badger Service Company holds rights to coal in an area of 8,568 acres in Knox County, Indiana.

The principal properties of Wisconsin Energy and its subsidiaries are owned in fee except that the major portion of electric transmission and distribution lines and steam distribution mains and gas distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility property is subject to first mortgage liens.


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Electric and Wisconsin Natural are subject to federal, state and certain local laws and regulations governing the environmental aspects of their operations. Wisconsin Electric and Wisconsin Natural believe that, with immaterial exceptions, their existing facilities are in compliance with applicable environmental requirements.

Stephenson Building: Crown Life Insurance Company has sued Wisconsin Electric in federal court, seeking contribution and damages from Wisconsin Electric for the cost of removing asbestos from boilers and piping in a building owned by Crown Life. Wisconsin Electric sold that equipment and piping to a former building owner in 1970. Wisconsin Electric is defending this lawsuit.

See Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE for a discussion of matters related to certain solid waste and ash landfills and manufactured gas plant sites.


RATE MATTERS

Wisconsin Retail Electric Jurisdiction

Fuel Cost Adjustment Procedure: Wisconsin Electric's retail rates in Wisconsin do not contain an automatic fuel adjustment clause, but can be adjusted by the PSCW if actual cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 3 percent.

1994 Fuel Cost Adjustment: Effective August 4, 1994, the PSCW authorized Wisconsin Electric to reduce Wisconsin retail electric rates, through the use of a fuel adjustment credit, to reflect lower fuel and purchased power expenses. The adjustment reduced Wisconsin retail electric revenue by approximately $6.8 million through December 31, 1994. The level of fuel expense currently included in rates will continue until either the actual cumulative fuel and purchased power costs exceed the range in the fuel cost adjustment procedure, at which time Wisconsin Electric can apply for a change to the fuel adjustment factor, or rates are revised by the PSCW in a rate case.

1994 Test Year: In April 1993, Wisconsin Electric filed with the PSCW required data relating to the 1994 test year. In support of its goal to become the lowest cost energy provider in the region, Wisconsin Electric did not seek an increase in retail electric rates for 1994 over those which were authorized on February 17, 1993.

1995 Test Year: In 1993 the PSCW discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. As a result, no filing was made with respect to the 1995 test year.

1996 Test Year: Under the PSCW's biennial rate case schedule, Wisconsin Electric would be scheduled to file in mid-1995 for rates to reflect a 1996 test year. Wisconsin Electric and Wisconsin Natural may make a single combined filing covering electric, steam and gas operations in May 1995 for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.


Wholesale Electric Jurisdiction

Fuel and Purchased Power Adjustment Tariffs: Wisconsin Electric's wholesale rates contain an automatic fuel adjustment provision to reflect varying fuel and purchased power costs. Wholesale sales, to municipals and cooperatives, represented approximately 5% of total electric sales in 1994.

Michigan Retail Electric Jurisdiction

1993 Test Year: Effective July 9, 1993, the MPSC authorized an annualized rate increase of $1.4 million, or 4.3%, for Wisconsin Electric's non-mine retail electric customers. Excluding sales to the two mine customers, which are separately regulated by the MPSC, retail electric sales in Michigan account for approximately 2% of Wisconsin Electric's total kilowatt-hour sales.

Power Supply Cost Recovery Clause: Rates are adjusted to reflect varying fuel and purchased power costs through a power supply cost recovery ("PSCR") clause in Wisconsin Electric's tariffs. Such PSCR clause provides for, among other things, an annual filing of a PSCR plan and, after notice and an opportunity for hearing, the development of PSCR factors to be applied to customers' bills during the period covered by the PSCR plan to allow Wisconsin Electric to recover its costs of fuel and purchased power transactions, as estimated in its annual filing. The amounts so collected are subject to a reconciliation proceeding conducted by the MPSC at the end of the period covered by the plan for recovery of any undercollections of actual costs or for refund or credit of any amounts in excess of its actual costs in such period. On November 30, 1994, the MPSC approved the proposed PSCR credit factor of $.00535 per kilowatt-hour for the year 1995.


Wisconsin Retail Gas Jurisdiction

1994/1995 Test Year: In 1993, the PSCW adopted a biennial rate case schedule. As a result, no filing was made with respect to the 1994/1995 test year.

1996/1997 Test Year: Wisconsin Natural received approval from the PSCW to change its test year from a biennial period ending August 31 to a biennial period ending December 31, which coincides with Wisconsin Electric's rate case schedule. Wisconsin Natural and Wisconsin Electric may make a single combined filing covering electric, steam and gas operations in May 1995 for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.

Purchased Gas Adjustment Tariffs: Sales of natural gas are subject to adjustment tariffs designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Rates and Regulatory Matters".


FERC Order 636 Transition Costs

As a result of FERC Order 636, pipeline companies are no longer in the merchant business and have begun billing transition costs, such as Gas Supply Realignment and stranded capacity costs, to their customers. The transition costs to be billed to Wisconsin Natural are currently estimated to be about $7.5 million for 1995, $6.0 million annually during 1996-1997 and $2.0 million each year thereafter until 2008. These estimates include the components attributable to Wisconsin Southern, which was merged into Wisconsin Natural effective January 1, 1994. The PSCW is allowing the local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism.

Wisconsin Retail Steam Jurisdiction

Fuel Adjustment: Wisconsin Electric steam rates contain a provision to adjust rates to reflect varying fuel costs for all customers except for a large volume contract representing approximately 14 percent of steam sales in 1994.

1994 Test Year: Consistent with the actions taken with respect to Wisconsin Electric's Wisconsin Retail Electric Jurisdiction, Wisconsin Electric did not seek an increase in retail steam rates for 1994 above those authorized in February 1993.

1995 Test Year: In 1993 the PSCW discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. As a result, no filing was made with respect to the 1995 test year.

1996 Test Year: Under the PSCW's biennial rate case schedule, Wisconsin Electric would be scheduled to file data in mid-1995 to reflect a 1996 test year period. Wisconsin Electric and Wisconsin Natural may make a single combined filing covering electric, steam and gas operations in May 1995 for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.

For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Rates and Regulatory Matters".


OTHER LITIGATION

Advance Plan 6: In 1992, Wisconsin Electric joined with other state utilities in a petition filed in Brown County Circuit Court requesting judicial review of one aspect of the PSCW's Advance Plan 6 order. The action involved the Commission's authority to require the utilities to consider, in their planning, monetized effects of so-called "greenhouse gases".

Also, in 1992, Wisconsin's Environmental Decade ("WED") filed a petition in Dane County Circuit Court requesting judicial review of another aspect of the PSCW's Advance Plan 6 order. That proceeding involved the question of whether the PSCW should have required the utilities to reflect, in their planning, claimed beneficial employment impacts associated with demand-side management activities and whether the PSCW's environmental assessment was sufficient. A group of utilities, including Wisconsin Electric, appeared in that proceeding in opposition to WED.

The two petitions were consolidated for judicial review in Dane County Circuit Court. On September 2, 1994, the Court issued a decision that the PSCW (1) has authority to require the utilities to monetize the economic risk of potential future regulation of greenhouse gases for advance planning purposes, and (2) was not required to direct utilities to include the economic impact of employment benefits in their advance plans. In addition, the Court held the PSCW's environmental assessment was deficient. The Court remanded the Advance Plan order to the PSCW for the purpose of providing a factual basis for the monetized values of greenhouse gases and correcting the environmental assessment deficiencies. On December 21, 1994, the PSCW issued a supplemental order purporting to explain the factual basis for the monetized values.

PSCW Two-Stage CPCN Order: In January 1994, Wisconsin Electric filed an action in Milwaukee County Circuit Court seeking judicial determination concerning the PSCW's authority to adopt a new "two-stage" CPCN process and to order utilities to enter into contracts to buy power from other entities.
This action was in response to the PSCW's December 1993 order which detailed the requirements of the new process to be implemented by the PSCW in making the final selection from among competing alternatives to construct proposed future capacity additions, including projects that would be owned and operated by unaffiliated IPPs. On June 27, 1994, this action was dismissed by stipulation of the parties. Wisconsin Electric is also an intervenor in a similar action brought by an unaffiliated IPP in Dane County Circuit Court. The matter is pending. For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

Spent Fuel Storage and Disposal:  See Item 1. BUSINESS - SOURCES OF GENERATION
- NUCLEAR - "Spent Fuel Storage and Disposal" for information concerning the PSCW's approval of Wisconsin Electric's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach, and pending petitions for judicial review of the PSCW's decision.

Pittsburg & Midway Case: In a matter brought before the FERC, in July 1993, Wisconsin Electric filed an initial brief supporting its right to retain coal reclamation costs collected through the wholesale fuel adjustment clause in 1986 that it believes were prudently incurred in a settlement with the Pittsburg & Midway Coal Mining Company. Of the total costs involved, the portion recovered through the wholesale fuel clause amounts to approximately $750,000. This filing was made in response to a FERC audit staff determination that Wisconsin Electric should have applied for a waiver of the FERC's fuel clause regulations in order to attempt to pass through the wholesale portion of the settlement costs. In order for a final decision to be made, the FERC must first await the initial decision expected from an Administrative Law Judge. The matter is pending.

In November 1993, the FERC rejected Wisconsin Electric's request to be allowed to recover, in wholesale rates in the future, the amount which may have to be refunded to customers in the event of an unfavorable ruling in the pending fuel adjustment clause proceeding concerning the Pittsburg & Midway reclamation charges. In January 1994, Wisconsin Electric filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit regarding this rejection. The matter is pending.

Electromagnetic Fields: Claims are being made or threatened with increasing frequency against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields ("EMFs") associated with electric transmission and distribution lines. Results of scientific studies conducted to date do not establish the existence of a causal connection between EMFs and any adverse health effects. Wisconsin Electric believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. Wisconsin Electric does not believe that any claims thus far made or threatened against it in connection with EMFs will result in any substantial liability on the part of Wisconsin Electric.

Uranium Enrichment Charges: On February 9, 1995, Wisconsin Electric and ten other utilities filed an action against the USEC in the U.S. Court of Federal Claims challenging the final decision of the USEC contracting officer in

November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by Wisconsin Electric total $3.3 million.

Personal Injury Suit: On October 1, 1994 a jury returned a $2.85 million verdict against Wisconsin Natural in a case in Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On
December 23, 1994, Wisconsin Natural resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by Wisconsin Natural's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of Wisconsin Natural and notice has been given to the construction company and its insurers that Wisconsin Natural intends to pursue its indemnification rights. The matter is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Energy's security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 1994 and positions of the executive officers of Wisconsin Energy, including certain officers of the utility subsidiaries, are listed below along with their business experience during the past five years. All officers are elected for one year terms or until their respective successors are duly chosen. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

                                          Current Position(s) and
                                            Business Experience
    Name and Age                           During Past Five Years
----------------------                     ----------------------
Richard A. Abdoo, 50      Chairman of the Board, President and Chief Executive
                              Officer of Wisconsin Energy Corporation since 1991; Executive Vice President, 1990 to 1991; Vice President, 1987 to 1990; Director of Wisconsin Energy since 1988.
                          Chairman of the Board and Chief Executive Officer
                              of Wisconsin Electric Power Company, a
                              subsidiary of Wisconsin Energy, since 1990;
                              President and Chief Executive Officer, during 1990; President and Chief Operating Officer, 1989 to 1990; Director of Wisconsin Electric since 1989.
                          Chairman of the Board and Chief Executive Officer
                              of Wisconsin Natural Gas Company, a subsidiary of Wisconsin Energy, since 1990; Director of Wisconsin Natural since 1989.

                                          Current Position(s) and
                                            Business Experience
    Name and Age                           During Past Five Years
----------------------                     ----------------------
John W. Boston, 61        Vice Chairman of the Board of Wisconsin Energy
                              since January 1995; Vice President of
                              Wisconsin Energy, 1991 to 1994, Director of
                              Wisconsin Energy since 1991.
                          President and Chief Operating Officer of Wisconsin
                              Electric, 1990 to 1994; Executive Vice President and Chief Operating Officer during 1990;
                              Senior Vice President, 1982 to 1990; Director of Wisconsin Electric since 1988.
                          President and Chief Operating Officer of Wisconsin
                              Natural during 1994; Director of Wisconsin
                              Natural during 1994.

Richard R. Grigg, Jr., 46 Vice President of Wisconsin Energy since January
                              1995.
                          President and Chief Operating Officer of Wisconsin
                              Electric since January 1995; Group Executive and Vice President, June to December 1994; Vice President, 1990 to 1994; Director of Wisconsin Electric since 1994.
                          President and Chief Operating Officer of Wisconsin
                              Natural since January 1995; Director of
                              Wisconsin Natural since January 1995.

Francis Brzezinski, 43    Vice President of Wisconsin Energy since 1990.
                          Vice President-Bulk Power of Wisconsin Electric
                              since 1994.
                          President and Chief Operating Officer of Wispark
                              Corp., Wisvest Corp., and Witech Corp.
                              since 1990.
                          Owner of Brzezinski Real Estate Advisors, 1989 to
                              1990.

Jerry G. Remmel, 63       Vice President of Wisconsin Energy since 1994;
                              Chief Financial Officer since 1989;
                              Treasurer since 1981.
                          Chief Financial Officer of Wisconsin Electric
                              since 1989; Senior Vice President,
                              1989 to 1994; Director of Wisconsin Electric since 1989.
                          Chief Financial Officer of Wisconsin Natural
                              since 1989; Vice President-Finance, 1989 to
                              1994; Director of Wisconsin Natural since 1988.

David K. Porter, 51       Senior Vice President of Wisconsin Electric since
                              1989; Director of Wisconsin Electric since 1989.
                          Vice President of Wisconsin Natural since 1989;
                              Director of Wisconsin Natural since 1988.

                                          Current Position(s) and
                                            Business Experience
    Name and Age                           During Past Five Years
----------------------                     ----------------------
John H. Goetsch, 61      Vice President of Wisconsin Energy since
                              1994; Secretary since 1981.
                         Vice President of Wisconsin Electric,
                              1988 to 1994; Secretary, 1979 to 1994.
                         Secretary of Wisconsin Natural, 1979 to 1993.

Richard R. Piltz, 54     Controller of Wisconsin Energy since 1994.
                         Controller of Wisconsin Electric, 1977 to
                              1994.

Anne K. Klisurich, 47    Controller of Wisconsin Electric since 1994.
                         Controller of Wisconsin Natural since 1994.
                         Accounting Manager of Wisconsin Energy, 1987 to 1994.

Certain executive officers in addition to Mr. Brzezinski also hold offices in Wisconsin Energy's non-utility subsidiaries.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS


NUMBER OF COMMON STOCKHOLDERS:

As of year-end 1994, based on the number of stockholder accounts, there were 85,255 stockholders.


COMMON STOCK LISTING AND TRADING:

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


DIVIDENDS:

Dividends on common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December.


RANGE OF COMMON STOCK PRICES AND DIVIDENDS :

 ----------------------------------------------------------------------------
|                        1994              |               1993              |
|------------------------------------------|---------------------------------|
| Quarter      High      Low     Dividend  |     High      Low     Dividend  |
|------------------------------------------|---------------------------------|
| First      $27-1/2   $24        $ .33875 |   $28-3/8   $24-3/4    $ .325   |
| Second      26-3/8    23-1/8      .3525  |    28-1/8    25-3/8      .33875 |
| Third       26-3/8    23-3/8      .3525  |    29-3/8    27          .33875 |
| Fourth      27        24-1/2      .3525  |    29-3/8    25-7/8      .33875 |
|==========================================|=================================|
| Year       $27-1/2   $23-1/8    $1.39625 |   $29-3/8   $24-3/4    $1.34125 |
 ----------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

Wisconsin Energy Corporation
CONSOLIDATED SELECTED FINANCIAL DATA

                                        (Thousands of Dollars except for per share amounts)
-----------------------------------------------------------------------------------------------
Year Ended December 31                   1994        1993*       1992*       1991*       1990*
-----------------------------------------------------------------------------------------------
Net income                              180,868     190,135     171,239     190,125     188,092
Earnings per share of
 common stock ($)                          1.67        1.80        1.66        1.85        1.83
Dividends per share
 of common stock ($)                      1.396       1.341       1.285       1.223       1.157

Operating revenues
 Electric                             1,403,562   1,347,844   1,298,723   1,292,809   1,208,045
 Gas                                    324,349     331,301     283,699     273,803     259,672
 Steam                                   14,281      14,090      13,093      12,986      12,126
-----------------------------------------------------------------------------------------------
Total operating revenues              1,742,192   1,693,235   1,595,515   1,579,598   1,479,843
Total assets                          4,408,259   4,270,592   3,788,955   3,533,745   3,397,038
Long-term debt and preferred stock-
 redemption required                  1,283,686   1,300,781   1,289,082   1,175,417   1,066,907

===============================================================================================

Sales and Customers -- Utility

Electric
 Megawatt-hours sold                 26,911,363  25,685,436  24,747,581  25,016,247  23,656,727
 Customers (End of year)                944,855     932,285     919,466     907,871     896,393

Gas
 Therms delivered (thousands)           811,219     809,348*    772,036*    767,071*    727,534*
 Customers (End of year)                347,080     336,571*    327,247*    317,891*    308,230*

Steam
 Pounds sold (millions)                   2,395       2,376       2,284       2,282       2,213
 Customers (End of year)                    471         459         472         468         470
===============================================================================================

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                        (Thousands of Dollars except for per share amounts)
-----------------------------------------------------------------------------------------------
Three Months Ended                                          March                    June
-----------------------------------------------------------------------------------------------
                                                       1994      1993*          1994      1993*
-----------------------------------------------------------------------------------------------
Total operating revenues                             509,681    463,571       400,340   383,498
Operating income                                      43,436     80,528        63,854    47,542
Net income                                            22,822     60,452        43,430    28,102
Earnings per share of common stock ($)                  0.21       0.58          0.40      0.27
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Three Months Ended                                        September                December
-----------------------------------------------------------------------------------------------
                                                       1994       1993*         1994      1993*
-----------------------------------------------------------------------------------------------
Total operating revenues                             400,512    397,857       431,659   448,309
Operating income                                      71,248     63,976        84,735    73,390
Net income                                            51,490     46,424        63,126    55,157
Earnings per share of common stock ($)                  0.48       0.44          0.58      0.52
===============================================================================================

The quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis in
Item 7 for further information.

* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.
                                         - 32 -

                       Electric Revenue, Kilowatt-Hour Sales and Customer Statistics
                       -------------------------------------------------------------
Year Ended December 31                  1994        1993        1992        1991        1990
                                        ----        ----        ----        ----        ----
OPERATING REVENUES ($000)
  Residential                       $  484,627  $  472,903  $  441,240  $  444,542  $  407,675
  Small commercial and industrial      406,043     386,736     372,213     363,906     347,706
  Large commercial and industrial      398,179     380,482     381,083     372,768     347,723
  Other retail                          13,750      13,975      15,245      15,368      15,097
  Resale - municipals                   55,508      57,039      62,787      71,382      66,240
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals          1,358,107   1,311,135   1,272,568   1,267,966   1,184,441
  Resale - public utilities             31,295      25,879      18,080      18,476      17,799
                                    ----------  ----------  ----------  ----------  ----------
Total revenue from sales             1,389,402   1,337,014   1,290,648   1,286,442   1,202,240
  Other operating revenue               14,160      10,830       8,075       6,367       5,805
                                    ----------  ----------  ----------  ----------  ----------
Total Operating Revenues            $1,403,562  $1,347,844  $1,298,723  $1,292,809  $1,208,045
                                    ==========  ==========  ==========  ==========  ==========
KILOWATT-HOUR SALES (Millions)
  Residential                            6,670       6,551       6,230       6,567       6,197
  Small commercial and industrial        6,699       6,358       6,155       6,153       5,955
  Large commercial and industrial       10,472       9,771       9,702       9,462       8,764
  Other retail                             189         196         217         226         232
  Resale - municipals                    1,415       1,580       1,779       1,935       1,834
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals             25,445      24,456      24,083      24,343      22,982
  Resale - public utilities              1,466       1,229         665         673         675
                                    ----------  ----------  ----------  ----------  ----------
Total Sales                             26,911      25,685      24,748      25,016      23,657
                                    ==========  ==========  ==========  ==========  ==========
NUMBER OF CUSTOMERS - Average
  Residential                          846,745     835,685     824,544     814,078     803,820
  Small commercial and industrial       88,765      87,351      85,990      84,540      83,126
  Large commercial and industrial          674         675         670         664         654
  Other                                  1,811       1,831       1,945       1,980       1,991
                                    ----------  ----------  ----------  ----------  ----------
Total                                  937,995     925,542     913,149     901,262     889,591
                                    ==========  ==========  ==========  ==========  ==========
                        Gas Revenue, Therms Delivered and Customer Statistics
                        -----------------------------------------------------
Year Ended December 31                  1994        1993*       1992*       1991*       1990*
                                        ----        ----        ----        ----        ----
OPERATING REVENUES ($000)
  Residential                         $200,824    $199,509    $175,824    $170,827    $157,424
  Commercial and Industrial            102,496     102,425      82,853      77,031      72,017
  Interruptible and other               15,338      12,858       9,406       9,959      12,440
                                      --------    --------    --------    --------    --------
    Total revenues from sales          318,658     314,792     268,083     257,817     241,881
  Other operating revenue                5,691      16,509      15,616      15,986      17,791
                                      --------    --------    --------    --------    --------
      Total Operating Revenues        $324,349    $331,301    $283,699    $273,803    $259,672
                                      ========    ========    ========    ========    ========
THERMS DELIVERED (Thousands)
  Residential                          323,913     322,444     309,968     308,980     282,189
  Commercial and Industrial            199,206     202,549     183,588     176,707     163,511
  Interruptible and other               47,467      34,608      24,710      26,442      33,901
                                      --------    --------    --------    --------    --------
    Total Sales                        570,586     559,601     518,266     512,129     479,601
  Transportation of Customer
    Owned Gas                          240,633     249,747     253,770     254,942     247,933
                                      --------    --------    --------    --------    --------
      Total Delivered                  811,219     809,348     772,036     767,071     727,534
                                      ========    ========    ========    ========    ========
NUMBER OF CUSTOMERS - Average
  Residential                          311,288     302,355     293,437     284,728     275,950
  Commercial and Industrial             28,506      27,871      27,291      26,536      25,660
  Interruptible and other                  340         356         376         404         421
                                      --------    --------    --------    --------    --------
    Total                              340,134     330,582     321,104     311,668     302,031
                                      ========    ========    ========    ========    ========
DEGREE DAYS (Milwaukee)
  Heating (Normal 7,061)                 6,431       6,775       6,723       6,416       6,103
  Cooling (Normal  626)                    877         651         364       1,056         728

* Restated to reflect the merger of Wisconsin Southern into Wisconsin Natural effective on 1/1/94.
                                         - 33 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings

Earnings per share of Wisconsin Energy's common stock in 1994 were $1.67 compared with $1.80 a share in 1993, a decrease of 7.2 percent. Earnings for the 12 months reflect a non-recurring charge of approximately $73.9 million ($45 million net of tax, or 42 cents a share) associated with the company's organizational restructuring program.

The charge primarily reflects the costs of severance and early retirement packages which are elements of a "revitalization" program designed to better position Wisconsin Energy in a changing energy marketplace. The company anticipates that the one-time restructuring charge, which was taken in the first quarter of 1994, will be offset by the end of 1995 through savings in operation and maintenance costs.

Excluding the non-recurring charge, earnings per share of common stock were $2.09 for the 12 months ended December 31, 1994 compared with $1.80 in 1993, an increase of 16.1 percent. Earnings reflect a 4.8 percent increase in electric kilowatt-hour sales and a 5.7 percent reduction in non-fuel operation and maintenance expenses. Electric sales increased primarily due to warmer weather during the summer of 1994 and additional economic activity in the company's service area. The reduction in non-fuel operation and maintenance expenses reflects, among other things, payroll-related savings as a result of workforce reductions, and lower expenditures made in connection with power plant renovation work as maintenance programs were completed.


Wisconsin Electric and Wisconsin Natural Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed and are implementing a revitalization process to increase efficiencies and improve customer service.

Wisconsin Electric and Wisconsin Natural are "reengineering" and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Electric and Wisconsin Natural have been reduced; 403 employees elected to retire under an early retirement option and 651 employees have enrolled in severance packages. See Note J to the Financial Statements - Benefits Other Than Pensions, for additional information.

As part of the revitalization effort, Wisconsin Energy intends to merge Wisconsin Electric and Wisconsin Natural to form a single combined utility subsidiary. The proposed merger will improve customer service and reduce operating costs. The merger, which is anticipated to be effective by year-end 1995, is subject to a number of conditions, including requisite regulatory and other approvals. Wisconsin Electric and Wisconsin Natural filed a joint application on October 11, 1994, to obtain the PSCW's approval of the merger. Wisconsin Electric also filed an application to obtain the MPSC consent to assume Wisconsin Natural's liabilities in connection with the merger. Both approvals are expected by year-end 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Acquisition of Wisconsin Southern Gas Company, Inc.

Effective January 1, 1994, Wisconsin Southern was acquired by Wisconsin Energy through a merger of Wisconsin Southern into Wisconsin Natural. In the transaction, structured as a tax-free reorganization, all outstanding shares of Wisconsin Southern common stock were converted into 1,637,935 shares of Wisconsin Energy common stock, with fractional interests paid in cash, based on an exchange ratio of 1.6330 shares of Wisconsin Energy common stock for each outstanding share of Wisconsin Southern common stock. The merger was structured to qualify as a pooling of interests for accounting and financial reporting purposes. Accordingly, financial and statistical information for prior years has been restated to reflect the acquisition.

Wisconsin Southern was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas for residential, commercial and industrial consumption in a service territory contiguous to Wisconsin Natural's service territory located in southeastern Wisconsin. Wisconsin Natural is Wisconsin's second largest gas distribution company.


Electric Sales and Revenues

Total electric sales of Wisconsin Electric, the principal subsidiary of Wisconsin Energy, detailed below by customer class, increased 4.8 percent in 1994 compared to 1993.

Electric Sales - Megawatt Hours       1994             1993       % Change
-------------------------------    ----------       ----------    --------
Residential                         6,670,081        6,551,061       1.8
Small Commercial and Industrial     6,699,073        6,357,510       5.4
Large Commercial and Industrial    10,471,869        9,771,383       7.2
Other                               1,603,741        1,776,061      (9.7)
                                   ----------       ----------
Total Retail and Municipal         25,444,764       24,456,015       4.0
Resale-Utilities                    1,466,599        1,229,421      19.3
                                   ----------       ----------
Total Sales                        26,911,363       25,685,436       4.8
==========================================================================

Electric energy sales were positively impacted by warmer summer weather in 1994, which resulted in increased use of electricity for air conditioning and other cooling purposes, and increased economic activity. The increase in electric sales also reflects colder winter weather during the first quarter of 1994 and increased sales to the Empire and Tilden iron ore mines.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, were 15.0 percent higher in 1994 compared to 1993. The increase is attributable to a five-week long mine strike during the third quarter of 1993 which reduced sales during 1993. Wisconsin Electric's contracts with the mines require the payment of a demand charge regardless of power usage which partially offset the impact of lost sales on 1993 revenues. Excluding the mines, sales to large commercial and industrial customers increased 5.1 percent in 1994. Sales to the mines represented 8.6 percent,
7.8 percent and 9.0 percent of total electric sales during 1994, 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

The 19.3 percent increase in the resale of energy to other utilities is attributable to the increased availability of Wisconsin Electric's power plants. This allowed Wisconsin Electric additional energy for external sales. The percentage change is not indicative of future sales growth in this customer class.

The 9.7 percent reduction in sales to the Other customer class, referred to in the table above, is largely the result of reductions in sales to WPPI, Wisconsin Electric's largest municipal customer consortium. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Since that time, WPPI has expanded the use of its existing generation facilities and has installed additional capacity, further reducing its reliance on energy purchases from Wisconsin Electric. These sales reductions did not have a significant effect on earnings.

Total electric kilowatt-hour sales increased at a compound annual rate of 4.3 percent between the years 1992 and 1994, while electric revenues increased at a compound annual rate of 4.0 percent during this period. These increases reflect among other things, more favorable weather conditions in 1994 compared to 1992. The warmer than normal summer in 1994 contrasted sharply with the summer of 1992, the coolest since Wisconsin Electric began keeping records in 1948.


Electric Operation and Maintenance Expenses

Total electric operating expenses, excluding income taxes, depreciation and the non-recurring revitalization charge, decreased $17 million in 1994 compared to 1993. The decrease largely reflects the payroll-related savings as a result of workforce reductions referred to above and lower expenditures made in connection with power plant renovation work as maintenance programs were completed. These decreases were partially offset by expenses associated with the implementation of the revitalization program and growth in conservation-related expenses associated with improving the efficiency of customers' electric energy usage. Operating expenses, excluding income taxes, depreciation and the non-recurring charge, have remained relatively flat over the three-year period ended December 31, 1994.


Gas Sales and Revenues

Total gas therms delivered by the company's gas utility subsidiary, Wisconsin Natural, were flat in 1994 compared to 1993. Increased gas deliveries in the first quarter of 1994, compared to the same period in 1993, due to colder winter weather, were offset by a decline in deliveries in the fourth quarter due to unseasonably mild weather. Financial and statistical information has been restated where appropriate to reflect the January 1, 1994, acquisition of Wisconsin Southern.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)


Therms Delivered - Thousands          1994             1993       % Change
----------------------------       ----------       ----------    --------
Residential                           323,913          322,444       0.5
Commercial and Industrial             199,206          202,549      (1.7)
Interruptible                          47,467           34,608      37.2
                                   ----------       ----------
Total Sales                           570,586          559,601       2.0
Transported Customer Owned Gas        240,633          249,747      (3.6)
                                   ----------       ----------
Total Gas Delivered                   811,219          809,348       0.2
==========================================================================

Gas revenues decreased $7 million, or 2.1 percent, in 1994 compared to 1993. This reflects the flat gas deliveries and reduced purchased gas costs.

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers, accounting for 29.7 percent of Wisconsin Natural's total therms delivered during 1994, 30.9 percent during 1993 and 32.9 percent during 1992. Rates charged for transportation services are designed to recover the same margin as gas sold directly by Wisconsin Natural.

As a result of FERC Order 636, the number of gas supply choices now available to Wisconsin Natural has expanded, but the responsibility for the selection and administration of the proper mix and level of services has commensurately increased. Wisconsin Natural arranges for its own gas supply under contracts with terms of various lengths. Changes in the cost of natural gas purchased at market prices are passed through to customers via Wisconsin Natural's purchased gas adjustment clause.

Total gas therms delivered increased at a compound annual rate of 2.5 percent from 1992 to 1994, with gas revenues increasing at a compound annual rate of
6.9 percent. The increase in revenues reflects the recovery of increased purchased gas costs, the impact of increased gas deliveries over this period and small rate increases during 1992 and 1993.


Gas Operating Expenses

The $15 million decrease in the cost of gas sold during 1994 compared to 1993 reflects the slight increase in natural gas therm sales offset by the lower average delivered cost of gas during 1994. Other operation expenses were $3 million lower during 1994 compared to 1993 largely reflecting payroll related savings as a result of workforce reductions.

Since 1992, the cost of gas sold increased at a compound annual rate of 5.9 percent. This increase reflects higher therm sales, which increased at an annual compound rate of 4.9 percent during this same period, and a 1.0 percent compound annual increase in the average delivered cost of gas sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Gas operating expenses, excluding income taxes, depreciation and the non-recurring revitalization charge, increased at a compound annual rate of 5.5 percent since 1992, reflecting the aforementioned increases in the cost of gas sold and a 5.5 percent compound annual increase in Other Operation expenses during this period. Other Operation expenses reflect an increase in postretirement benefit costs associated with the adoption in 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and growth in conservation related expenses associated with improving the efficiency of customers' use of natural gas.


Other Items

Deferred Income Taxes decreased $38 million during 1994 compared to 1993, due in part to tax matters related to the timing of payments made in connection with the severance and early retirement packages associated with the company's organizational restructuring program. Deferred Income Taxes also reflect a prior period reclassification between current and deferred income taxes.

Other Interest increased $5 million during 1994 compared to 1993 reflecting increased short-term debt balances, primarily at Wisconsin Electric. Interest charges on long-term debt increased $13 million during 1993 compared to 1992 largely due to the additional debt issued by the utility subsidiaries to finance their construction programs and the amortization of premiums associated with the debt securities refinanced during 1992 and 1993.

With expectations of low-to-moderate inflation and future operating cost reductions discussed above, Wisconsin Electric and Wisconsin Natural do not believe the impact of inflation will have a material effect on their future results of operations.


Electric and Gas Sales Outlook

Assuming moderate growth in the service territory economy and normal weather, Wisconsin Electric presently anticipates electric kilowatt-hour sales to grow at a compound annual rate of approximately 1.0 percent over the five-year period ending December 31, 1999. Including the sales projections of the former Wisconsin Southern, which was acquired and merged into Wisconsin Natural effective January 1, 1994 (see "Acquisition of Wisconsin Southern Gas Company, Inc."), Wisconsin Natural forecasts therm deliveries of natural gas to grow at a compound annual rate of approximately 2.2 percent over the same five-year period. These forecasts are subject to a number of variables, including the economy and weather, which may affect the actual growth in sales.


Rates and Regulatory Matters

The table below summarizes the projected annual revenue impact of recent rate changes authorized by regulatory commissions for the electric and gas subsidiaries of the company based on the sales projections utilized by those commissions in setting rates. The PSCW regulates Wisconsin retail electric, steam and natural gas rates, while the FERC regulates wholesale electric

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

rates. The MPSC regulates retail electric rates in Michigan. The PSCW has discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years.

In support of its goal to become the lowest-cost energy provider in the region and in light of the operating cost reductions expected from the reengineering process discussed above, Wisconsin Electric did not seek an increase in rates for 1994 or 1995.

                                   Revenue           Percent
                                   Increase         Change in        Effective
Company/Service                   (Decrease)          Rates            Date
-------------------------        ------------       ---------        ---------
Wisconsin Electric
   Retail electric, WI           $ 26,655,000           2.3           02/17/93
   Steam heating                      505,000           3.5           02/17/93
   Wholesale electric               6,000,000          10.6           06/09/93
   Retail electric, MI              1,366,000           4.3           07/09/93
   Fuel electric, WI               (8,596,000)*        (0.9)          11/05/93
   Fuel electric, WI              (16,179,000)         (1.3)          08/04/94

Wisconsin Natural
   Natural gas                   $  9,172,000           3.3           09/02/93
------------------------------------------------------------------------------
* The 1993 fuel credit was eliminated 1/1/94 by PSCW Order.

Under the Wisconsin retail electric fuel adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below that range. In the case of Wisconsin Natural, differences between the test year estimate and the actual cost of purchased gas are accounted for through a purchased gas adjustment clause.

On September 8, 1994, the PSCW issued a notice that it will conduct an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The notice states that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. It is the PSCW's stated intention that this proceeding will establish criteria and direction for utilities to incorporate into any proposals involving structural or regulatory changes they may put forward. The PSCW also intends that the proceeding reflect input from all those having a stake in Wisconsin's electric utility industry, including large and small retail customers; wholesale customers; utility management; utility securities holders; independent power producers; purveyors of demand-side options and renewable resources; representatives of the environmental, financial, academic, labor, small business and governmental communities; and elected representatives. The PSCW invited interested persons to submit comments as to appropriate objectives for regulation of the electric utility industry and the utility structures and regulatory approaches likely to provide the best balance of such objectives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

On November 1, 1994, Wisconsin Electric submitted its comments to the PSCW in a paper describing a framework for a restructured industry. Wisconsin Electric's view of industry restructuring would seek to achieve the benefits of competition while maintaining reliability of electric service, controlling costs during the transition to the envisioned end-state, and protecting the environment with increasing vigor. Today's various electric utility functions would be split into two major categories--natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost. The competitive entities would perform functions where competition can provide the lowest cost. The natural monopolies would be re-regulated so the appropriate incentives exist to provide electricity at reasonable prices. The competitive entities would eventually see an elimination of traditional regulation.

In Wisconsin Electric's plan, the re-regulated natural monopolies are the transmission and distribution functions. Re-regulation of these entities should involve some form of price cap and performance-standard operation rules. In the new structure, the FERC would regulate the transmission systems through a regional transmission group to ensure open access, comparable pricing, comparable service and adequate cost recovery. The PSCW would regulate the distribution function for reasonable price, reliability, public safety and customer satisfaction. The competitive entities in the Wisconsin Electric model are the generation, customer service and energy merchant functions.

Initial question and answer sessions were held November 28-29, 1994. At a meeting on January 24, 1995, the PSCW approved the establishment of an advisory committee that will examine all aspects of electrical service and the electric utility industry and suggest which functions should be performed by a competitive market. The PSCW established a timetable which would have a final committee report available to the Wisconsin Legislature by the end of 1995.

The PSCW also continued a generic investigation of the natural gas industry in Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. In conjunction with this generic investigation, the PSCW staff is reviewing the use of the current purchased gas adjustment ("PGA") mechanism which is designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. A separate docket has been established to review the PGA. Wisconsin Natural is participating in these PSCW investigations.

Wisconsin Energy's principal subsidiaries, Wisconsin Electric and Wisconsin Natural, operate under utility rates which are subject to the approval of the PSCW, MPSC and FERC. Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. At this time, Wisconsin Energy is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See Note A to the Financial Statements - Summary of Significant Accounting Policies - Deferred Regulatory Assets and Liabilities, for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

Wisconsin Energy invested $1,211 million in its businesses during the three years ended December 31, 1994. The investments made during this three-year period include construction expenditures for new or improved facilities totaling $984 million, net capitalized conservation expenditures of $87 million, purchases of nuclear fuel at $64 million and payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant totaling $42 million.

During the second quarter of 1994, Wisconsin Electric placed in service the last two units, or approximately 150 megawatts of capacity, at its Concord Generating Station, a four unit 300 megawatt natural gas-fired combustion turbine facility designed to meet peak demand requirements. The first two units were completed in 1993. Capital expenditures of $6 million, $35 million and $47 million were made during 1994, 1993 and 1992, respectively, for construction of this facility. Total capital costs of the Concord facility were approximately $107 million.

Additionally, during 1994, Wisconsin Electric continued construction of the new Paris Generating Station, a four unit, approximately 300 megawatt natural gas-fired combustion turbine facility intended to meet growing peak demand requirements. This generating station, which is expected to have all four units in service during the summer of 1995, is currently estimated to cost $104 million. Capital expenditures of $54 million and $28 million were made during 1994 and 1993, respectively, for construction of this facility.

Wisconsin Electric completed the $107 million renovation project at its Port Washington Power Plant in 1994. Unit 4, the last of four units to be renovated, returned to service in July. The renovation work, which began in September 1991, restored approximately 320 megawatts of capacity and included the installation of additional emission control equipment. Expenditures totaling $12 million, $36 million and $43 million were made during 1994, 1993 and 1992, respectively.


Cash Provided by Operating and Financing Activities

During the three years ended December 31, 1994, cash provided by operating activities totaled $1,203 million. During this period, internal sources of funds, after the payment of dividends, provided 64 percent of the company's capital requirements.

Financing activities during the three-year period ended December 31, 1994, included the issuance of $1,053 million of long-term debt, principally to refinance higher coupon debt, the addition of $167 million of common equity from the issuance of new shares through the company's stock plans and the retirement of $73 million of preferred stock. No preferred stock was issued during this period. Additionally, during the three-year period ended December 31, 1994, the company retired a total of $920 million of long-term debt and increased short-term debt by $155 million. Dividends on the company's common stock were $151 million, $141 million, and $132 million, during 1994, 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

During 1993, Wisconsin Electric issued five new series of First Mortgage Bonds aggregating $350 million in principal amount, the proceeds of which were used to redeem $284.3 million principal amount of four outstanding series of First Mortgage Bonds and 626,500 shares of Wisconsin Electric's 6.75% Series Preferred Stock.

During 1992, Wisconsin Electric and Wisconsin Natural issued seven new series of First Mortgage Bonds and two series of Debentures, the proceeds of which provided $476 million principal amount to redeem 14 outstanding series of higher coupon First Mortgage Bonds and $155 million of new capital for the utility subsidiaries.

These refunding transactions are expected to result in approximately $194 million in savings over the lives of the new debt issues. Depending on market conditions and other factors, additional debt refundings may occur.

See Note A to the Financial Statements - Summary of Significant Accounting Policies - Restrictions for a discussion of various limitations on the ability of the company's utility subsidiaries to transfer funds to Wisconsin Energy.


Capital Structure

The company's capitalization at December 31 is shown as follows:

                                       1994          1993
                                      ------        ------

   Common Equity                       52.2%         51.6%
   Preferred Stock                      0.9           1.1
   Long-Term Debt
    (including current maturities)     39.4          40.9
   Short-Term Debt                      7.5           6.4
                                      ------        ------
                                      100.0%        100.0%

Compared to the electric utility industry generally, the company has maintained a relatively high ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings (Wisconsin Electric currently has ratings of AA+ by Standard & Poor's Corporation, Aa2 by Moody's Investors Service and AA+ by Duff & Phelps Inc.) and internal cash generation has provided, and should continue to provide, the company with access to the capital markets when necessary to finance the anticipated growth in the company's utility businesses. At year-end 1994, the company had $209 million of unused lines of bank credit, $9 million of cash and cash equivalents, $285 million of short-term debt (including long-term debt due currently) and $21 million of construction funds held by trustees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Capital Requirements 1995-1999

The estimated capital requirements for the company's utility subsidiaries for the years 1995-1999 are outlined in the table below. The construction expenditures have decreased significantly from the estimates reported previously in the 1993 Annual Report to Stockholders. The primary reason for the decrease is the revitalization initiative which will reduce the cost to design, build and maintain company facilities.

                              1995       1996       1997       1998      1999
                              ----       ----       ----       ----      ----
                                            (Millions of Dollars)

Construction                  $248       $225       $186       $176      $174
Conservation                    14         13         13         14        14
Bond Maturities and
 Refinancings                   11         31        166         61        92
Changes in Fuel
 Inventories                    (2)         8          1          5        (2)
Decommissioning Trust
 Payments                       20         30         32         35        37
                              ----       ----       ----       ----      ----
Total                         $291       $307       $398       $291      $315
==============================================================================

In January 1994, a coordinated state-wide plan for meeting future electricity needs of Wisconsin customers was filed with the PSCW in the Advance Plan 7 Docket. In the Advance Plan process, Wisconsin Electric, in conjunction with the other regulated electric utilities located in Wisconsin, is required to file long-term forecasts of resource requirements, such as the need for generation and transmission facilities, along with plans to meet those requirements, including the use of energy management and conservation.

In order to reliably meet its forecasted growth in demand, Wisconsin Electric employs a least-cost integrated planning process which includes renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchases of power and construction of new company-owned generation facilities.

Investments in demand-side management programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. However, in order to serve the near-term growth in peak demand requirements, Wisconsin Electric has received PSCW approval and is currently in various stages of adding new capacity as previously described under "Investing Activities".

Finally, Wisconsin Electric's Advance Plan 7 filing indicates a need for additional peaking capacity after the turn of the century, along with an anticipated need for additional intermediate-load capacity during the 2000 to 2010 time period. Wisconsin Electric's next base load power plant is not expected to be placed in service until after 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

The addition of new generating units requires approval from various regulatory agencies, including the PSCW, the EPA and the DNR. All generating facilities proposed by Wisconsin Electric will meet or exceed the applicable federal and state environmental requirements.

In 1993, the PSCW, after conducting a competitive bidding process, issued an order selecting a proposal submitted by an unaffiliated IPP to construct a generation facility to meet a portion of Wisconsin Electric's anticipated increase in system supply needs. In accordance with the PSCW Order, Wisconsin Electric subsequently signed a long-term agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. A number of parties have filed petitions for judicial review of this PSCW Order, taking the position that the Order should be set aside on various legal grounds. In a decision dated March 17, 1995, the Dane County Circuit Court affirmed the PSCW's selection of the LS Power project and the PSCW's approval of the power purchase agreement entered into by Wisconsin Electric and LSP-Whitewater L.P., the project's developer. The Court remanded to the PSCW for further proceedings the PSCW's selection of Wisconsin Electric's Kimberly project as the conditional second place project to proceed if the LS Power project does not.

Prior to the PSCW selection of the IPP's generation facility, Wisconsin Electric had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1995. Wisconsin Electric had made expenditures toward the Kimberly facility amounting to approximately $70 million. These expenditures were primarily associated with the procurement of combustion turbines, the steam turbine and the heat recovery boiler in order to achieve the in-service dates as agreed to in a steam service contract with Repap. Wisconsin Electric is currently evaluating its options regarding its Kimberly Cogeneration Facility investment. The equipment procured to date is a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. Wisconsin Electric believes that a market for the equipment exists and is investigating opportunities to sell the equipment or to use it in another power project. At this time, Wisconsin Electric does not believe that the PSCW's selection of an IPP proposal will have a material adverse effect on its financial condition.

The PSCW has approved Wisconsin Electric's application to utilize dry storage for spent nuclear fuel generated at Point Beach. The decision completed a multi-year state review of the Wisconsin Electric proposal. The storage system to be used at Point Beach also has been certified by the NRC after a four-year technical review. Dry cask storage at Point Beach will use a two-container system made of steel and reinforced concrete. Capital costs associated with this facility are estimated at $6.5 million and are included in the above forecast. In March 1995 separate petitions were filed by intervenors in Dane County Circuit Court and Fond du Lac County Circuit Court. The Dane County petition seeks reversal of the order and a remand to the PSCW directing it to deny Wisconsin Electric's request for authorization to construct the dry cask facility, or in the alternative, to correct the alleged errors in the PSCW's order. No specific relief is identified in the Fond du Lac County petition; however, numerous grounds of error are alleged.
Wisconsin Electric intends to fully participate in both judicial review proceedings and to vigorously oppose the petitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

The temporary dry storage facility is necessary because the spent fuel pool inside the plant is becoming full. The plant would be forced to shut down by 1998 without additional on-site storage capacity. The dry storage facility will be used until the DOE takes ownership of the spent fuel. While the DOE and the operators of nuclear power facilities have a contract mandated by federal law that calls for the DOE to begin accepting fuel in 1998, the government is not in a position to meet its commitment. If this commitment is not met, Wisconsin Electric will need to construct additional casks and will seek PSCW approval to do so.

In a related matter, Wisconsin Electric filed with the PSCW for a Certificate of Authority to proceed with the planned 1996 replacement of the Unit 2 steam generators at Point Beach. In 1984, Wisconsin Electric replaced the Unit 1 steam generators. Estimated at a cost of $119 million, which is also included in the above forecast, the Unit 2 project would allow for its operation until the expiration of its operating license in 2013. Without the replacement of the steam generators, it is believed the unit would not be able to operate to the end of its current license. The PSCW deferred a decision on Wisconsin Electric's request to replace Unit 2 steam generators until early 1996, but directed Wisconsin Electric to make arrangements with the fabricator of the new steam generators to allow replacement to proceed promptly if authorized by the PSCW.


Capital Resources

During the five-year forecast period ending December 31, 1999, the utility subsidiaries expect internal sources of funds from operations, after dividends to the company, to provide about 79 percent of the utility capital requirements. The remaining utility cash requirements are expected to be met through the reduction of existing cash investments and construction funds on deposit with trustees, short-term borrowings, the issuance of long-term debt and capital contributions from Wisconsin Energy.

Beginning June 1, 1992, Wisconsin Energy began issuing new shares of common stock through the company's stock plans. During the period of December 1, 1988 to June 1, 1992, shares required for these plans were purchased on the open market. Cash investments and reinvested dividends aggregating $50.5 million were used to purchase 1,981,602 new issue shares during 1994.

Exclusive of debt refundings, utility debt issues of $130 million are anticipated in 1995 and $140 million in 1997.


Environmental Issues

The 1990 Amendments to the Clean Air Act mandate significant nation-wide reductions in SO2 and NOx emissions to address acid rain and ground level ozone control requirements.

In 1994, Wisconsin Electric completed the installation of continuous emission monitors at all of its facilities and installed low NOx burners on one boiler at its Oak Creek Power Plant and two boilers at its Valley Power Plant. These actions, along with the burning of low sulfur coal and the installation of low NOx burners on other boilers at Oak Creek and Valley Power Plants in early 1995, meet the requirements that became effective January 1, 1995. To date, approximately $31 million has been spent on Clean Air Act compliance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Wisconsin Electric elected to voluntarily bring the Valley and Port Washington Power Plants under jurisdiction of the NOx and SO2 requirements of the Clean Air Act, five years earlier than mandated. This was possible because these units meet the more stringent phase II emissions standards today.

Wisconsin Electric projects a surplus of SO2 emission allowances and is seeking additional allowances available as a result of energy conservation programs. As an integral component of its least-cost plan, Wisconsin Electric is active in SO2 allowance trading. Revenue from the sale of allowances is being used to offset future potential rate increases.

Additional fuel switching and the installation of NOx controls at various power plants will be required to meet the second phase of reduction requirements that become effective January 1, 2000. These costs, along with additional operating expenses, are not expected to exceed $54 million based on today's cost.

Like numerous other utilities, Wisconsin Natural is investigating the remediation of a number of former manufactured gas plant sites. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are scheduled for investigation. With estimated remediation costs of approximately $12 million during the next five-year period, based on today's costs, remediation activities are not expected to have a material adverse impact on Wisconsin Energy's financial condition.

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. These costs are included in the environmental operating and maintenance costs for Wisconsin Electric.


Nonutility Investments

The company's nonutility assets amounted to $206 million at December 31, 1994. The company currently anticipates making additional nonutility investments from time to time. For additional information, see Note M - Information by Segments of Business in the Notes to Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Consolidated Quarterly Financial Data" in Item 6 on page 32 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (Cont'd)


                                      WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                         Year Ended December 31


                                               1994                1993                1992
                                               ----                ----                ----
                                                           (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,403,562          $1,347,844          $1,298,723
  Gas                                          324,349             331,301             283,699
  Steam                                         14,281              14,090              13,093
                                            ----------          ----------          ----------
       Total Operating Revenues              1,742,192           1,693,235           1,595,515

Operating Expenses
  Fuel (Note E)                                285,862             263,385             266,716
  Purchased power                               42,623              54,880              63,745
  Cost of gas sold                             199,511             214,132             177,947
  Other operation expenses                     399,011             399,135             367,020
  Maintenance                                  124,602             156,085             150,462
  Revitalization                                73,900                -                   -
  Depreciation (Note D)                        177,614             167,066             164,367
  Taxes other than income taxes                 76,035              74,653              73,714
  Federal income tax (Note C)                  104,725              74,463              67,804
  State income tax (Note C)                     24,756              15,530              16,524
  Deferred income taxes - net (Note C)         (25,095)             13,096               9,979
  Investment tax credit - net (Note C)          (4,625)             (4,626)             (4,469)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,478,919           1,427,799           1,353,809

Operating Income                               263,273             265,436             241,706

Other Income and Deductions
  Interest income                               17,484              18,809              17,899
  Allowance for other funds used during
    construction (Note F)                        4,985               8,457               6,968
  Miscellaneous - net                            3,318               4,564               2,077
  Federal income tax (Note C)                    2,118                 994                  77
  State income tax (Note C)                       (940)               (751)               (885)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        26,965              32,073              26,136

Income Before Interest Charges
  and Preferred Dividend                       290,238             297,509             267,842

Interest Charges
  Long-term debt                               103,897             104,859              91,464
  Other interest                                 9,206               4,356               4,330
  Allowance for borrowed funds used
    during construction (Note F)                (5,084)             (6,218)             (5,107)
                                            ----------          ----------          ----------
       Total Interest Charges                  108,019             102,997              90,687

Preferred Dividend Requirement
  of Subsidiary                                  1,351               4,377               5,916
                                            ----------          ----------          ----------
Net Income                                    $180,868            $190,135            $171,239
                                            ==========          ==========          ==========

Average Number of Shares of
  Common Stock Outstanding (Thousands)         108,025             105,878             103,382
                                            ==========          ==========          ==========

Earnings Per Share of Common Stock               $1.67               $1.80               $1.66
                                            ==========          ==========          ==========

The notes are an integral part of the financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended December 31

                                                        1994             1993              1992
                                                        ----             ----              ----
                                                                (Thousands of Dollars)

Operating Activities
  Net income                                         $180,868         $190,135         $171,239
  Reconciliation to cash
    Depreciation                                      177,614          167,066          164,367
    Nuclear fuel expense - amortization                21,437           21,366           20,818
    Conservation expense - amortization                20,910           15,254           13,009
    Debt premium, discount & expense - amortization    14,405           13,647            5,182
    Revitalization - net                               43,860              -                -
    Deferred income taxes - net                       (25,095)          13,096            9,979
    Investment tax credit - net                        (4,625)          (4,626)          (4,469)
    Allowance for other funds used
      during construction                              (4,985)          (8,457)          (6,968)
    Change in - Accounts receivable                    11,912          (22,691)          10,069
                Inventories                            11,455          (11,186)          (8,637)
                Accounts payable                      (21,343)           9,543           15,993
                Other current assets                   (9,897)             985          (14,387)
                Other current liabilities               9,509           19,184           (6,792)
    Other                                              (9,715)           1,970           11,668
                                                     --------         --------         --------
Cash Provided by Operating Activities                 416,310          405,286          381,071


Investing Activities
  Construction expenditures                          (295,769)        (364,810)        (323,387)
  Allowance for borrowed funds used
    during construction                                (5,084)          (6,218)          (5,107)
  Nuclear fuel                                        (26,351)         (20,016)         (17,709)
  Nuclear decommissioning trust                       (10,138)         (11,371)         (20,212)
  Conservation investments - net                      (20,823)         (35,252)         (31,087)
  Other                                                (6,519)             865          (11,681)
                                                     --------         --------         --------
Cash Used in Investing Activities                    (364,684)        (436,802)        (409,183)

Financing Activities
  Sale of - Common Stock                               50,494           61,460           54,546
            Long-term debt                             32,474          378,649          641,392
  Retirement of - Preferred stock                      (5,250)         (65,504)          (2,035)
                  Long-term debt                      (35,434)        (333,192)        (551,588)
  Change in short-term debt                            44,769           85,079           24,688
  Dividends on stock - common                        (150,708)        (140,876)        (131,752)
                                                     --------         --------         --------
Cash Provided by (Used in) Financing Activities       (63,655)         (14,384)          35,251

Change in Cash and Cash Equivalents                  $(12,029)        $(45,900)        $  7,139
                                                     ========         ========         ========


Supplemental Information
 Cash Paid For
    Interest (net of amount capitalized)             $ 86,619         $ 85,717         $ 89,110
    Income taxes                                      145,883           99,437           90,236

The notes are an integral part of the financial statements.













                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                  December 31


                                     ASSETS
                                                        1994         1993
                                                        ----         ----
                                                     (Thousands of Dollars)
Utility Plant
  Electric                                           $4,304,925   $4,079,794
  Gas                                                   467,732      443,643
  Steam                                                  40,103       39,113
                                                     ----------   ----------
                                                      4,812,760    4,562,550
    Accumulated provision for depreciation           (2,134,469)  (1,989,357)
                                                     ----------   ----------
                                                      2,678,291    2,573,193
  Construction work in progress                         205,835      209,644
  Nuclear fuel - net (Note E)                            56,606       52,665
                                                     ----------   ----------
       Net Utility Plant                              2,940,732    2,835,502

Other Property and Investments
  Nuclear decommissioning trust fund (Note E)           226,805      214,421
  Conservation investments                              138,489      136,995
  Nonutility property - net                              94,799       86,668
  Other                                                 136,626      118,402
                                                     ----------   ----------
       Total Other Property and Investments             596,719      556,486

Current Assets
  Cash and cash equivalents                               8,976       21,005
  Accounts receivable, net of allowance for
    doubtful accounts - $12,078 and $8,410              114,657      126,569
  Accrued utility revenues                              128,107      128,459
  Fossil fuel (Note A)                                   88,587       97,847
  Materials and supplies (at average cost)               70,359       72,554
  Prepayments                                            61,232       51,656
  Other                                                   7,040        6,367
                                                     ----------   ----------
       Total Current Assets                             478,958      504,457

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note C)            139,927      114,154
  Deferred regulatory assets (Note A)                   197,103      200,649
  Other                                                  54,820       59,344
                                                     ----------   ----------
       Total Deferred Charges and Other Assets          391,850      374,147
                                                     ----------   ----------
       Total Assets                                  $4,408,259   $4,270,592
                                                     ==========   ==========

The notes are an integral part of the financial statements.


                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                  December 31



                         CAPITALIZATION and LIABILITIES
                                                         1994         1993
                                                         ----         ----
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,744,566   $1,663,912
  Preferred stock - redemption not required              30,451       30,451
  Preferred stock - redemption required                    -           5,250
  Long-term debt (Note G)                             1,283,686    1,295,531
                                                     ----------   ----------
       Total Capitalization                           3,058,703    2,995,144

Current Liabilities
  Long-term debt due currently (Note G)                  32,531       22,272
  Notes payable (Note K)                                252,055      207,286
  Accounts payable                                       91,795      113,138
  Payroll and vacation accrued                           26,507       29,157
  Taxes accrued - income and other                       18,250       17,443
  Interest accrued                                       23,477       23,377
  Other                                                  29,822       18,570
                                                     ----------   ----------
       Total Current Liabilities                        474,437      431,243

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note C)            475,541      477,595
  Accumulated deferred investment tax credits            94,154       98,779
  Deferred regulatory liabilities (Note A)              171,599      180,401
  Other                                                 133,825       87,430
                                                     ----------   ----------
       Total Deferred Credits and Other
         Liabilities                                    875,119      844,205

Commitments and Contingencies (Note L)
                                                     ----------   ----------
Total Capitalization and Liabilities                 $4,408,259   $4,270,592
                                                     ==========   ==========


The notes are an integral part of the financial statements.










                                       WISCONSIN ENERGY CORPORATION
                                  CONSOLIDATED CAPITALIZATION STATEMENT
                                                December 31
                                                                                         1994           1993
                                                                                         ----           ----
                                                                                        (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 325,000,000 shares;
    outstanding - 108,939,769 and 106,958,167 shares                                  $    1,089     $    1,069
  Other paid in capital                                                                  624,568        574,077
  Retained earnings                                                                    1,118,909      1,088,766
                                                                                      ----------     ----------
       Total Common Stock Equity                                                       1,744,566      1,663,912

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,508 shares                                  4,451          4,451
  Serial preferred stock - $100 par value; authorized 2,360,000 shares; outstanding -
    3.60% Series - 260,000 shares                                                         26,000         26,000
                                                                                      ----------     ----------
       Total Preferred Stock - Redemption Not Required (Note H)                           30,451         30,451

    6.75% Series - 0 and 52,500 shares                                                      -             5,250
                                                                                      ----------     ----------
       Total Preferred Stock - Redemption Required (Note H)                                 -             5,250

Long-Term Debt
  First mortgage bonds

  Series   Due         1994      1993       Series   Due         1994      1993
  ------   ---      --------  -------       ------   ---       -------   -------
  Wisconsin Electric Power Company          7-3/4%   2023      100,000   100,000
  4-1/2%   1996     $ 30,000  $ 30,000      7.05 %   2024       60,000    60,000
  5-7/8%   1997      130,000   130,000      9-1/8%   2024        3,443     3,443
  5-1/8%   1998       60,000    60,000      8-3/8%   2026      100,000   100,000
  6.10 %   1999-2008  25,000    25,000      7.70 %   2027      200,000   200,000
  6.25 %   1999-2008   1,000     1,000
  6-1/2%   1999       40,000    40,000      Wisconsin Natural Gas Company
  6-5/8%   1999       51,000    51,000      5-5/8%   1995       10,000    10,000
  6.45 %   2004       12,000    12,000      9-5/8%   1995         -          403
  7-1/4%   2004      140,000   140,000      11.0 %   1995         -          480
  6.45 %   2006        4,000     4,000      6-5/8%   1997       10,000    10,000
  6.50 %   2007-2009  10,000    10,000      10-1/4%  1998         -        2,860
  9-3/4%   2015       46,350    46,350      9.47 %   2006         -        7,000
  7-1/8%   2016      100,000   100,000      9-1/4%   2016         -        3,000
  6.85%    2021        9,000     9,000
                                                                                       1,141,793      1,155,536

Debentures (unsecured)
  Wisconsin Natural Gas Company - 6-1/8% Series due 1997                                  25,000         25,000
                                  10-1/4% Series due 1998                                  2,290           -
                                  9.47 % Series due 2006                                   7,000           -
                                  8-1/4% Series due 2022                                  25,000         25,000

Notes (unsecured)
  Wisconsin Michigan Investment Corporation - 6.83% due 1997                               5,000          5,000
                                              5.80% due 1998                               7,000          7,000
                                              6.66% due 2003                              10,600         10,600
  WMF Corp. - 9.1% due 2001                                                                3,705          4,070
  Wisconsin Electric Power Company - Variable rate due 2016                               67,000         67,000
Obligations under capital lease - Wisconsin Electric Power Company (Note E)               43,696         41,870
Unamortized discount - net                                                               (21,867)       (23,273)
Long-term debt due currently                                                             (32,531)       (22,272)
                                                                                      ----------     ----------
       Total Long-Term Debt (Note G)                                                   1,283,686      1,295,531
                                                                                      ----------     ----------
       Total Capitalization                                                           $3,058,703     $2,995,144
                                                                                      ==========     ==========


The notes are an integral part of the financial statements.






                                       WISCONSIN ENERGY CORPORATION

                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT



                                                                                      (Thousands of Dollars)
--------------------------------------------------   ----------------------------------------------------------
                                      Common Stock    Common Stock     Other Paid     Retained
                                         Shares      $.01 Par Value    In Capital     Earnings        Total
--------------------------------------------------   ----------------------------------------------------------

Balance - December 31, 1991            102,674,827           $1,026      $460,541    $1,000,382      $1,461,949

Net income                                                                              171,239         171,239
Common stock cash dividends
  $1.285 per share                                                                     (131,752)       (131,752)
Sale of common stock                     2,055,698               21        54,770          (245)         54,546
Other                                                                          65                            65
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1992            104,730,525            1,047       515,376     1,039,624       1,556,047

Net income                                                                              190,135         190,135
Common stock cash dividends
  $1.341 per share                                                                     (140,876)       (140,876)
Sale of common stock                     2,227,642               22        61,555          (117)         61,460
Purchase of preferred stock (Note H)                                       (2,854)                       (2,854)
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1993            106,958,167            1,069       574,077     1,088,766       1,663,912

Net Income                                                                              180,868         180,868
Common stock cash dividends
  $1.396 per share                                                                     (150,708)       (150,708)
Sale of common stock                     1,981,602               20        50,491           (17)         50,494
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1994            108,939,769           $1,089      $624,568    $1,118,909      $1,744,566
==================================================   ==========================================================


The notes are an integral part of the financial statements.




































                         WISCONSIN ENERGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


A - Summary of Significant Accounting Policies
----------------------------------------------

General
-------

The consolidated financial statements include the accounts of Wisconsin Energy Corporation (WEC or the company) and its utility subsidiaries, Wisconsin Electric Power Company (WE) and Wisconsin Natural Gas Company (WN), and its nonutility subsidiaries, Wisconsin Michigan Investment Corporation, Badger Service Company, Wispark Corporation, Wisvest Corporation, Witech Corporation, and other nonutility companies.

The accounting records of the company's utility subsidiaries are kept as prescribed by the Federal Energy Regulatory Commission (FERC), modified for requirements of the Public Service Commission of Wisconsin (PSCW).

Revenues
--------

Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Fuel
----

Fossil fuel is stated at average cost on the balance sheet except for natural gas which is accounted for primarily under the first-in, first-out basis. The cost of fuel is expensed in the period consumed.

Property
--------

Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note F). The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.

Deferred Regulatory Assets and Liabilities
------------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company capitalizes as deferred regulatory assets incurred costs which are expected to be recovered in future utility rates. The company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future. A significant portion of the company's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). See Note C.

Statement of Cash Flows
-----------------------

Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions
------------

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of WEC's utility subsidiaries to transfer funds to WEC in the form of cash dividends, loans, or advances. Under Wisconsin law, WE and WN are prohibited from loaning funds, either directly or indirectly, to WEC. WEC does not believe that such restrictions will affect its operations.

Conservation Investments
------------------------

WE and WN direct a variety of demand-side management programs to help foster energy conservation by their customers. As authorized by the PSCW, WE has capitalized certain conservation program costs. Utility rates approved by the PSCW provide for a current return on these conservation investments. Conservation investments are amortized to operating expense over a ten-year period.

B - Utility Mergers
-------------------

Effective January 1, 1994, the company acquired all of the outstanding common stock of Wisconsin Southern Gas Company, Inc. (WSG) through a statutory merger of WSG into WN in which all of WSG's common stock was converted into common stock of WEC. WSG was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in a section of southeastern Wisconsin which is contiguous to WN's service territory. WSG was merged into WN using the pooling of interests method of accounting. Accordingly, historical financial data has been restated to include WSG.

In January 1994, the company announced plans to merge WN into WE. The completion of the merger, which is subject to a number of conditions including requisite regulatory approvals, is currently anticipated to occur by year-end 1995.

C - Income Taxes
----------------

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

---------------------------

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

                               1994           1993           1992
                             --------       --------       --------
                                     (Thousands of Dollars)

Current tax expense          $128,303       $ 89,750       $ 85,136
Investment tax credit-net      (4,625)        (4,626)        (4,469)
Deferred tax expense          (25,095)        13,096          9,979
                             --------       --------       --------
Total tax expense            $ 98,583       $ 98,220       $ 90,646
                             ========       ========       ========
Income before income taxes
  and preferred dividend     $280,802       $292,732       $267,801
                             ========       ========       ========

Expected tax at federal
  statutory rate             $ 98,281       $102,456       $ 91,052
State income tax net of
  federal tax reduction        14,382         12,024         13,604
Investment tax credit
  restored                     (4,625)        (5,241)        (4,580)
Other (no item over
  5% of expected tax)          (9,455)       (11,019)        (9,430)
                             --------       --------       --------
Total tax expense            $ 98,583       $ 98,220       $ 90,646
                             ========       ========       ========


FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the company's financial statements or tax returns, the adjustment of deferred tax balances to reflect tax rate changes and the recognition of previously unrecorded deferred taxes. Following is a summary of deferred income taxes under FAS 109.

                                                      December 31
                                               1994                 1993
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 42,685             $ 44,888
    Construction advances                      40,839               39,497
    ERIP accrual                               18,410                  -
    Other                                      37,993               29,769
                                             --------             --------
      Total Deferred Income Tax Assets       $139,927             $114,154
                                             ========             ========

  Deferred Income Tax Liabilities
    Property related                         $430,740             $414,238
    Conservation investments                   27,564               51,882
    Other                                      17,237               11,475
                                             --------             --------
      Total Deferred Income Tax Liabilities  $475,541             $477,595
                                             ========             ========

---------------------------

The company also has recorded deferred regulatory assets and liabilities which represent the future expected impact of deferred taxes on utility revenues.

                                                     December 31
(Thousands of Dollars)                         1994             1993
                                             --------         --------
Deferred regulatory assets                   $158,912         $159,760
Deferred regulatory liabilities               171,599          180,401

D - Depreciation
-----------------

Depreciation expense is accrued at straight line rates, certified by the PSCW, which include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 3.9% in 1994 and 1993, and 4.1% in 1992.

Nuclear plant decommissioning is accrued as depreciation expense (see Note E).

E - Nuclear Operations
----------------------

Nuclear Fuel
------------
WE has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust), which is treated as a capital lease. The nuclear fuel is leased for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and a management fee. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel.

Provided below is a summary of nuclear fuel investment at December 31 and interest expense for the respective years on the nuclear fuel lease:

                                                   1994      1993      1992
                                                 --------  --------  --------
                                                     (Thousands of Dollars)
     Nuclear Fuel
       Under capital lease                       $ 89,705  $ 91,201
       Accumulated provision for amortization     (50,983)  (54,207)
       In process/stock                            17,884    15,671
                                                 --------  --------
           Total nuclear fuel                    $ 56,606  $ 52,665
                                                 ========  ========

     Interest expense on nuclear fuel lease      $  1,896  $  1,697  $  2,098

---------------------------------

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1994 are as follows:

                                     (Thousands of Dollars)

            1995                            $22,620
            1996                             14,705
            1997                              7,992
            1998                              1,472
            1999                                539
                                            -------
Total Minimum Lease Payments                 47,328
Less: Interest                               (3,632)
                                            -------
Present Value of Net Minimum
Lease Payments                              $43,696
                                            =======

The estimated cost of disposal of spent fuel based on a contract with the U.S. Department of Energy (DOE) is included in nuclear fuel expense. The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund (Fund) for the DOE's nuclear fuel enrichment facilities. Deposits to the fund will be derived in part from special assessments to utilities. As of December 31, 1994, WE has on its books a remaining estimated liability equal to the projected special assessments of $31,133,000. A corresponding deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next 13 years.

Nuclear Insurance
-----------------
The Price-Anderson Act (Act) provides an aggregate limitation of $8.9 billion on public liability claims arising out of a nuclear incident. WE has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79 million per reactor (WE owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, WE could be assessed a maximum of approximately $3.2 million per reactor.

WE has property damage, decontamination and decommissioning insurance totaling $2 billion for loss from damage at the Point Beach Nuclear Plant with Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). Under the NML and NEIL policies, WE has a potential maximum retrospective premium liability per loss of $6 million and $15.9 million, respectively.

WE also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at the Point Beach Nuclear Plant. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 80% of the amounts during the second and third years. Under the policy, WE's maximum retrospective premium liability is approximately $9 million.

---------------------------------

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect the company from material adverse impact.

Nuclear Decommissioning
-----------------------
WE expects to operate the two units at its Point Beach Nuclear Plant to the expiration of their current operating licenses, 2010 for Unit 1 and 2013 for Unit 2. The estimated cost to decommission the plant in 1994 dollars is $335 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.6 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units based upon an external sinking fund method. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund (Fund) along with earnings on the Fund will provide sufficient funds at the time of decommissioning. WE believes it is probable that any shortfall in funding would be recoverable in utility rates.

In a generic proceeding in 1994, the PSCW issued an order setting forth the requirement of a site specific estimate with prompt dismantlement for determining decommissioning funding levels for the owners of nuclear power plants located in Wisconsin. WE will modify its funding requirements based on the order in its next utility rate case filing; an increase in funding is anticipated along with a corresponding increase in expense.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), WE's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of the accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in the accumulated provision for depreciation at December 31:

                                              1994       1993       1992
                                            --------   --------   -------
                                                 (Thousands of Dollars)

Decommissioning costs                       $  3,456   $  3,456   $12,162
Earnings                                       6,682      7,915     8,050
                                            --------   --------   -------
Depreciation Expense                        $ 10,138   $ 11,371   $20,212

Total costs accrued to date                 $224,559   $214,421
Unrealized gain                                2,246
                                            --------   --------
Accumulated Provision for Depreciation      $226,805   $214,421
                                            ========   ========

---------------------------------

The December 31, 1994 Fund balance was stated at fair value, whereas the December 31, 1993 Fund balance was stated at historical cost. The fair value of the Fund at December 31, 1993 was $231,991,000.

F - Allowance for Funds Used During Construction (AFUDC)
--------------------------------------------------------

AFUDC is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of nonutility subsidiaries. On the income statement the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of noncash other income.

Utility rates approved by the PSCW provide for a current return on investment for selected long-term projects included in construction work in progress
(CWIP). AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1994 and 1993, and 11.10% in 1992, as approved by the PSCW.

G - Long-Term Debt
------------------

The maturities and sinking fund requirements through 1999 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note E) at December 31, 1994 are shown below:

                        (Thousands of Dollars)

                 1995         $ 12,685
                 1996           30,435
                 1997          171,175
                 1998           68,220
                 1999           93,310

Sinking fund requirements for the years 1995 through 1999, included in the table above, are $6,105,000. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

Fair value of long-term debt is estimated based upon the market value of the same or similar issues. The fair value of the company's long-term debt was $1.2 billion and $1.4 billion at December 31, 1994 and 1993, respectively.


H - Preferred Stock
-------------------

Preferred stock authorized but unissued is: WEC, $.01 par value, 15,000,000 shares; WE, cumulative, $25 par value, 5,000,000 shares; and WN, cumulative, $100 par value, 120,000 shares.

----------------------------

Redemption Not Required

The 3.60% Series Preferred Stock is redeemable in whole or in part at the option of WE at $101 per share plus any accrued dividends.

Redemption Required

In 1994, WE called for redemption all of its 52,500 outstanding shares of 6.75% Series Preferred Stock at a redemption price of par. In 1993, WE called for redemption 626,500 shares at a purchase price of $104.05 per share plus accrued dividends to the redemption date.


I - Pension Plans
-----------------

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87), for ratemaking. For 1992, the PSCW recognized funded amounts for ratemaking, and WE and WN charged $4,127,000 to expense as paid.

WE and WN have several noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet future pension payment obligations to current and future retirees.

Pension Cost calculated per FAS 87                1994       1993       1992
----------------------------------               ------     ------     ------
                                                     (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                                  $ 10,933   $ 10,842    $ 9,858
  Interest cost on projected benefit
   obligation                                   38,736     36,335     33,137
  Actual (return) loss on plan assets            7,634    (43,226)   (16,779)
  Net amortization and deferral                (52,180)     1,067    (33,934)
                                              --------   --------    -------
Total pension cost (credit) calculated
under FAS 87                                  $  5,123   $  5,018    $(7,718)
                                              ========   ========    =======
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $436,697   $393,527
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                          1,113      6,579
                                              --------   --------
Total obligation                              $437,810   $400,106
                                              ========   ========

--------------------------
                                                  1994       1993       1992
                                                 ------     ------     ------
                                                     (Thousands of Dollars)
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value         $527,182   $555,260
  Projected benefit obligation
   at present value                           (513,166)  (502,254)
  Unrecognized transition asset                (24,628)   (27,211)
  Unrecognized prior service cost                  593      3,107
  Unrecognized net (gain) loss                   5,903     (7,539)
                                              --------   --------
Projected status of plans                     $ (4,116)  $ 21,363
                                              ========   ========

Rates used for calculations (%) -
  Discount Rate-interest rate used to
   adjust for the time value of money              8.25       7.5        8.0
  Assumed rate of increase in
   compensation levels                             5.0        5.0        5.0
  Expected long-term rate of return
   on pension assets                               9.0        9.0        9.0

J - Benefits Other Than Pensions
--------------------------------

Postretirement Benefits
-----------------------
Effective in 1993, the company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore adoption has no material impact on net income. Prior to 1993 the cost of these postretirement benefits was expensed when paid and was $4,766,000 in 1992.

WE and WN sponsor defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of credited service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is based on employee compensation and is reduced upon retirement.

Employees' Benefit Trusts (Trusts) are used to fund a major portion of postretirement benefits. The funding policy for the Trusts is to maximize tax deductibility. The majority of the Trusts' assets are mutual funds.

-------------------------------------------
                                                          1994         1993
                                                        ---------   ---------
                                                        (Thousands of Dollars)
Components of Net Periodic Postretirement Benefit Cost,
  Year Ended December 31 -
  Cost of postretirement benefits earned by employees   $   2,653   $   3,105
  Interest cost on projected benefit obligation            10,148      10,395
  Actual return on plan assets                             (3,893)     (2,388)
  Net amortization and deferral                             5,648       5,082
                                                        ---------   ---------
Total postretirement benefit cost calculated
  under FAS 106                                         $  14,556   $  16,194
                                                        =========   =========


Funded Status of Plans: Postretirement Obligations
  and Assets at December 31 -
  Accumulated Postretirement Benefit Obligation
   Retirees                                             $ (83,670)  $ (66,861)
   Fully eligible active plan participants                 (7,223)    (19,480)
   Other active plan participants                         (37,255)    (55,062)
                                                        ---------   ---------
  Total obligation                                       (128,148)   (141,403)
  Postretirement assets at fair market value               37,919      32,098
                                                        ---------   ---------
  Accumulated postretirement benefit obligation in
   excess of plan assets                                  (90,229)   (109,305)
  Unrecognized transition obligation                       90,302      97,471
  Unrecognized prior service cost                          (1,169)        -
  Unrecognized net (gain) loss                            (16,484)      5,393
                                                        ---------   ---------
Accrued postretirement benefit obligation               $ (17,580)  $  (6,441)
                                                        =========   =========


Rates used for calculations (%) -
   Discount Rate-interest rate used to adjust
    for the time value of money                             8.25        7.5
   Assumed rate of increase in compensation levels          5.0         5.0
   Expected long-term rate of return on
    postretirement assets                                   9.0         9.0
   Health care cost trend rate                             12.0 declining to
                                                            5.0 in 2002

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $8,392,000 and the aggregate of the service and interest cost components of the postretirement benefit cost for the year then ended by $1,004,000.

Revitalization
--------------
In the first quarter of 1994, the company recorded a $73.9 million charge related to its revitalization program. This charge included $37.5 million for Early Retirement Incentive Packages (ERIP) and $25 million for Severance Packages (SP). These plans are being used to reduce employee staffing levels. ERIP provided for a monthly income supplement, medical benefits, and waiver of

-------------------------------------------

an early retirement pension reduction. The SP included a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. Availability of these plans to various bargaining units was based upon agreements made between WE, WN and the bargaining units. These plans have been available to most management employees but not elected officers.

Under ERIP, 403 employees elected to retire and 651 employees have enrolled in SP. It is anticipated that the revitalization charge will be offset by the end of 1995 through savings in operation and maintenance costs. ERIP supplemental income costs are being paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs are being paid from general corporate funds. The ultimate timing of cash flows for revitalization will depend in part upon the funding limitations of the WE and WN pension plans. Through December 31, 1994, $30 million have been paid against the revitalization liability.

Omnibus Stock Incentive Plan
----------------------------
A stockholder approved Omnibus Stock Incentive Plan (the Plan) enables the company to offer selected officers and key employees performance-based incentives. The Plan provides for the granting of stock options, stock appreciation rights (SARS), stock awards and performance units over a period of no more than 10 years. Awards under the Plan may be paid in common stock, cash or a combination thereof. Four million shares of common stock have been reserved under the Plan. The exercise price of a stock option will not be less than 100% of the common stock's fair market value on grant date and options may not be exercised within 6 months of the grant date. As of December 31, 1994 and 1993, options for 145,500 and 64,250 shares, respectively, have been granted. These options are exercisable 4 years after the grant date at per share prices of $26.813 and $27.375 for 1994 and 1993, respectively. No SARS or stock awards have been granted and no performance units have been earned to date.

K - Notes Payable
-----------------

Short-term notes payable balances and their corresponding weighted average interest rates consist of:
                                            December 31
                                 1994                        1993
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

        Banks             $ 96,949     6.06%         $110,874       3.39%
        Commercial paper   155,106     6.04%           96,412       3.33%
                          --------                   --------
                          $252,055                   $207,286
                          ========                   ========

Unused lines of credit for short-term borrowing amounted to $209,050,000 at December 31, 1994. In support of various informal lines of credit from banks, WEC subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.

L - Commitments and Contingencies
---------------------------------

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


M - Information By Segments of Business
---------------------------------------
                                                 (Thousands of Dollars)
Year ended December 31                        1994        1993        1992
----------------------                        ----        ----        ----
Electric Operations
  Operating revenues                      $1,403,562  $1,347,844  $1,298,723
  Operating income before income taxes       329,216     329,727     299,902
  Depreciation                               159,414     149,646     147,859
  Construction expenditures                  244,718     305,467     292,031

Gas Operations
  Operating revenues                         324,349     331,301     283,699
  Operating income before income taxes        30,993      31,025      29,407
  Depreciation                                16,856      16,235      15,400
  Construction expenditures                   25,481      24,419      25,188

Steam Operations
  Operating revenues                          14,281      14,090      13,093
  Operating income before income taxes         2,825       3,147       2,235
  Depreciation                                 1,344       1,185       1,108
  Construction expenditures                    1,213       4,940       1,530

Consolidated
  Operating revenues                       1,742,192   1,693,235   1,595,515
  Operating income before income taxes       363,034     363,899     331,544
  Depreciation                               177,614     167,066     164,367
  Construction expenditures
    (including nonutility)                   295,769     364,810     323,387

Other Information
  Nonutility Net Income
    Real estate activities                     2,768       2,211         200
    Venture capital and other
      investing activities                    (2,303)        220       1,005

=============================================================================

At December 31
--------------
Net Identifiable Assets
  Electric                                $3,800,377  $3,668,151  $3,264,839
  Gas                                        376,494     385,460     338,021
  Steam                                       25,315      25,119      20,972
  Nonutility
   Real estate activities                    148,401     134,669     107,677
   Venture capital and other
     investing activities                     57,672      57,193      57,446
                                          ----------  ----------  ----------
Total Consolidated Assets                 $4,408,259  $4,270,592  $3,788,955
                                          ==========  ==========  ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) on pages 66 and 67 present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 25, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information under "Election of Directors" in Wisconsin Energy's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 1995 (the "1995 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information under "Compensation of the Board of Directors", "Executive Officers' Compensation" and "Retirement Plans" in the 1995 Annual Meeting Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the security ownership information under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1995 Annual Meeting Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Consolidated Financial Statements and
                   Report of Independent Accountants

                 Included in Part II of this report:

                   Consolidated Income Statement for the three years ended
                     December 31, 1994

                   Consolidated Statement of Cash Flows for the three years
                     ended December 31, 1994

                   Consolidated Balance Sheet at December 31, 1994 and 1993

                   Consolidated Capitalization Statement at December 31, 1994
                     and 1993

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

                   Consolidated Common Stock Equity Statement for the three
                     years ended December 31, 1994

                   Notes to Financial Statements

                   Report of Independent Accountants

              2. Financial Statement Schedules

                 Included in Part IV of this report:

                   For the three years ended December 31, 1994

                     Schedule I    Condensed Parent Company Financial
                                   Statements

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

              3. Exhibits

                 The following Exhibits are filed with this report:

                 Exhibit No.

                 (10)-1 Executive Deferred Compensation Plan of Wisconsin
                        Energy Corporation effective January 1, 1989, as amended and restated as of January 1, 1994. *

                      2 Supplemental Benefits Agreement between Wisconsin
                        Energy Corporation and employee Richard A. Abdoo dated November 21, 1994. *

                      3 Supplemental Benefits Agreement between Wisconsin
                        Electric Power Company and employee John W. Boston dated November 21, 1994. *

                      4 Supplemental Executive Retirement Plan of Wisconsin
                        Energy Corporation (as amended and restated as of January 1, 1994). *

                      5 Directors' Deferred Compensation Plan of Wisconsin
                        Energy Corporation, effective January 1, 1987 and as restated as of January 1, 1994. *

                      6 Directors' Deferred Compensation Plan of Wisconsin
                        Electric Power Company, as restated as of January 1, 1994. *

                 (23) Consent of Independent Accountants, dated March 30, 1995, appearing on page 75 of this Annual Report on Form 10-K for the year ended December 31, 1994.

                 (27) Wisconsin Energy Corporation Financial Data Schedule for the fiscal year ended December 31, 1994.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

                 (99)-1 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Management Employee Savings Plan for the year ended December 31, 1994. (To be filed by amendment.)

                      2 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Represented Employee Savings Plan for the year ended December 31, 1994. (To be filed by amendment.)

In addition to those Exhibits shown above, which are filed herewith, Wisconsin Energy hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

(2) Agreement and Plan of Restructuring, including Plan of Merger. (Incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Wisconsin Energy's Registration Statement on Form S-4,
        File No. 33-7045.)

(3)-1 Restated Articles of Incorporation of Wisconsin Energy Corporation. (Incorporated herein by reference to Exhibit (19) to Wisconsin Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 1-9057.)

    2 Bylaws of Wisconsin Energy Corporation, as amended to October 27, 1993. (Exhibit 3-1 to Wisconsin Energy Corporation's 1993 Form 10-K in File No. 1-9057.)

(4)-1 Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy. (Exhibit (3)-1 herein.)


Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-1         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-O         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220

Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                               WE Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                               WE Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                               WE Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    26  Twenty-Fifth       WE       12/15/86    (4)-25        1-1245 (12/31/86
                                                               WE Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                               Form 8-K)
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                               Form 10-Q)
    29  Twenty-Eighth      WE       9/1/89         4          1-1245 (9/30/89
                                                               WE Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91        4-1        1-1245 (12/31/91
                                                               WE Form 10-K)
    31  Thirtieth          WE       12/1/91        4-2        1-1245 (12/31/91
                                                               WE Form 10-K)
    32  Thirty-First       WE        8/1/92        4-1        1-1245 (6/30/92
                                                               WE Form 10-Q)
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93     (4)-1         1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93     (4)-1         1-1245 (9/30/93
                                                               WE Form 10-Q)

        All agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

(10)-7 Executive Non-Qualified Trust by and between Wisconsin Energy Corporation and Firstar Trust Company, dated May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between the Registrant or its subsidiaries and various plan participants. (Exhibit 10-1 to Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-9057.)*

(10)-8 1993 Omnibus Stock Incentive Plan adopted by the Board of Directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, offering performance-based incentives and other equity interests in Wisconsin Energy to officers and other key employees. (Exhibit 10-1 to Wisconsin Energy's 1993 Form 10-K in File No. 1-9057.) *

     9 Agreement between Wisconsin Energy Corporation, WITECH Corporation and employee Francis Brzezinski dated November 30, 1992, naming him a participant in the Wisconsin Energy Corporation Supplemental Executive Retirement Plan retroactive to September 1, 1990. (Exhibit 10-1 to Wisconsin Energy's 1992 Form 10-K in File No. 1-9057.) *

     10 Executive Incentive Compensation Plan of Wisconsin Energy Corporation as amended and renewed effective December 18, 1991. (Exhibit 10-1 to Wisconsin Energy's 1991 Form 10-K in File No. 1-9057.) *

     11 Short-Term Performance Plan of Wisconsin Energy Corporation effective
        January 1, 1992. (Exhibit 10-3 to Wisconsin Energy's 1991 Form 10-K in File No. 1-9057.) *

     12 Purchase and Sale Agreement by and among The Cleveland-Cliffs Iron
        Company, Cliffs Electric Service Company, Upper Peninsula Generating Company, Upper Peninsula Power Company and Wisconsin Electric Power Company, dated as of December 8, 1987. (Exhibit 10 to Wisconsin Electric's Form 8-K dated December 18, 1987 in File No. 1-1245.)

     13 Service Agreement dated January 1, 1987, between Wisconsin Electric,
        Wisconsin Energy and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Electric's Current Report on Form 8-K dated January 2, 1987 in File No. 1-1245.)

     14 Service Agreement dated January 1, 1987, between Wisconsin Natural,
        Wisconsin Energy and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Natural's Current Report on Form 8-K dated January 2, 1987 in File No. 2-2066.)

     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.


(21) Subsidiaries of Wisconsin Energy Corporation (Incorporated herein by reference to Exhibit (22) to Wisconsin Energy's Form 8-B filed on January 7, 1987, File No. 33-7045.)


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                         WISCONSIN ENERGY CORPORATION
                                INCOME STATEMENT
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS



                                                Year Ended December 31
                                                ----------------------
                                              1994        1993*       1992*
                                            --------    --------    --------
                                                 (Thousands of Dollars)

Miscellaneous Income                       $     373   $     411    $    429

Nonoperating Expense                             423         250         251
                                            --------    --------    --------
                                                 (50)        161         178
Income Taxes                                     (20)         17          30
                                            --------    --------    --------
                                                 (30)        144         148
Equity in Subsidiaries' Earnings             180,898     189,991     171,091
                                            --------    --------    --------
Net Income                                 $ 180,868   $ 190,135   $ 171,239
                                            ========    ========    ========


* Restated to reflect the acquisition of Wisconsin Southern Gas Company, Inc. on 1/1/94.







                             See Notes on Page 74.
                           (continued on next page)

                         WISCONSIN ENERGY CORPORATION
                            STATEMENT OF CASH FLOWS
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS



                                               Year Ended December 31
                                               ----------------------
                                             1994        1993*      1992*
                                          ---------   ---------  ---------
                                               (Thousands of Dollars)

Operating Activities:
Net Income                                $ 180,868   $ 190,135  $ 171,239
Reconciliation to cash:
  Equity in subsidiaries' earnings         (180,898)   (189,991)  (171,091)
  Dividends from subsidiaries               150,951      74,654     74,576
  Other                                         235         109         27
                                          ---------   ---------  ---------
Cash Provided by Operating Activities       151,156      74,907     74,751

Investing Activities:
Equity investment in subsidiaries - net     (19,500)    (23,500)     6,363
Change in notes receivable -
  associated companies                      (17,535)     13,330    (13,330)
Other                                          (870)         (8)        (3)
                                          ---------   ---------  ---------
Cash Used in Investing Activities           (37,905)    (10,178)    (6,970)

Financing Activities:
Sale of common stock                         50,494      61,442     54,465
Dividends on common stock                  (150,708)   (140,876)  (131,752)
Change in notes payable -
  associated companies                      (13,100)     13,100       -
                                          ---------   ---------  ---------
Cash Used in Financing Activities          (113,314)    (66,334)   (77,287)
                                          ---------   ---------  ---------
Change in Cash and Cash Equivalents       $     (63)  $  (1,605) $  (9,506)
                                          =========   =========  =========

Cash Paid for-
  Interest                                $      62   $    -     $    -
  Income Taxes                                  (15)         (3)        25


* Restated to reflect the acquisition of Wisconsin Southern Gas Company, Inc. on 1/1/94.

                             See Notes on Page 74.
                           (continued on next page)

                         WISCONSIN ENERGY CORPORATION
                                 BALANCE SHEET
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS


                                                 Year Ended December 31
                                                 ----------------------
                                                 1994              1993*
                                               ---------         --------
                                                 (Thousands of Dollars)
              Assets
              ------
Current Assets
  Cash and cash equivalents                  $        3        $       66
  Accounts and notes receivable
    from associated companies                    17,909               166
  Other                                             297               471
                                             ----------        ----------
      Total Current Assets                       18,209               703

Property and Investments
  Investment in subsidiary companies          1,729,052         1,679,605
  Other                                             885                29
                                             ----------        ----------
      Total Property and Investments          1,729,937         1,679,634

Deferred Charges                                  7,585             7,164
                                             ----------        ----------
                                             $1,755,731        $1,687,501
                                             ==========        ==========

              Liabilities
              -----------
Current Liabilities
  Accounts payable                           $       41        $       90
  Accounts and notes payable
    to associated companies                         132            13,103
  Other                                             (61)              210
                                             ----------        ----------
      Total Current Liabilities                     112            13,403

Deferred Credits                                  8,264             7,397

Stockholders' Equity
  Common stock                                  628,446           577,935
  Retained earnings                             116,187           115,991
  Undistributed subsidiaries' earnings        1,002,722           972,775
                                             ----------        ----------
      Total Stockholders' Equity              1,747,355         1,666,701
                                             ----------        ----------
                                             $1,755,731        $1,687,501
                                             ==========        ==========
* Restated to reflect the acquisition of Wisconsin Southern Gas Company, Inc. on 1/1/94.

                             See Notes on Page 74.
                           (continued on next page)

                            WISCONSIN ENERGY CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                (Parent Company Only)

                        SCHEDULE I - CONDENSED PARENT COMPANY
                                FINANCIAL STATEMENTS


1. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes appearing on pages 47-64 of this Annual Report on Form 10-K.

2. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Energy Corporation's utility subsidiaries to transfer funds to Wisconsin Energy Corporation (WEC) in the form of cash dividends, loans, or advances. Under Wisconsin law, Wisconsin Electric Power Company and Wisconsin Natural Gas Company are prohibited from loaning funds, either directly or indirectly, to WEC.
    WEC does not believe that such restrictions will affect its operations.

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of or relating to the Registration Statements listed below of Wisconsin Energy Corporation of our report dated January 25, 1995 appearing on page 65 of this Form 10-K.


   1. Registration Statements on Form S-3 (Registration Nos. 33-43737 and 33-57765) - Stock Plus Investment Plan

   2. Registration Statement on Form S-8 (Registration No. 33-34656) - Represented Employee Savings Plan

   3. Registration Statement on Form S-8 (Registration No. 33-34657) - Management Employee Savings Plan







/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 30, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WISCONSIN ENERGY CORPORATION


                                        /s/R. A. Abdoo
                                    By -------------------------------------
Date     March 30, 1995                 (R. A. Abdoo, Chairman of the Board,
                                            President and Chief
                                            Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature and Title                                         Date


  /s/R. A. Abdoo
---------------------------------------------------         March 30, 1995
   (R. A. Abdoo, Chairman of the Board, President
    and Chief Executive Officer and Director
    - Principal Executive Officer)


  /s/J. W. Boston
---------------------------------------------------         March 30, 1995
   (J. W. Boston, Vice Chairman of the Board and
    Director)


  /s/J. G. Remmel
---------------------------------------------------         March 30, 1995
   (J. G. Remmel, Vice President, Treasurer, Chief
    Financial Officer - Principal Financial
    Officer and Principal Accounting Officer)


  /s/J. F. Ahearne
----------------------------------------------------        March 30, 1995
   (J. F. Ahearne, Director)


  /s/J. F. Bergstrom
----------------------------------------------------        March 30, 1995
   (J. F. Bergstrom, Director)


  /s/R. A. Cornog
----------------------------------------------------        March 30, 1995
   (R. A. Cornog, Director)

    Signature and Title                                         Date


  /s/G. B. Johnson
----------------------------------------------------        March 30, 1995
   (G. B. Johnson, Director)


  /s/J. L. Murray
----------------------------------------------------        March 30, 1995
   (J. L. Murray, Director)


  /s/M. W. Reid
----------------------------------------------------        March 30, 1995
   (M. W. Reid, Director)


  /s/F. P. Stratton, Jr.
----------------------------------------------------        March 30, 1995
   (F. P. Stratton, Jr., Director)


  /s/J. G. Udell
----------------------------------------------------        March 30, 1995
   (J. G. Udell, Director)

                         Wisconsin Energy Corporation

                                 EXHIBIT INDEX
                                 -------------

                        1994 Annual Report on Form 10-K
                     For the Year Ended December 31, 1994

Exhibit
Number
-------
(10)-1 Executive Deferred Compensation Plan of Wisconsin Energy Corporation effective January 1, 1989, as amended and restated as of January 1, 1994.

     2 Supplemental Benefits Agreement between Wisconsin Energy Corporation and employee Richard A. Abdoo dated November 21, 1994.

     3 Supplemental Benefits Agreement between Wisconsin Electric Power Company and employee John W. Boston dated November 21, 1994.

     4 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation (as amended and restated as of January 1, 1994.)

     5 Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987 and as restated as of January 1, 1994.

     6 Directors' Deferred Compensation Plan of Wisconsin Electric Power Company, as restated as of January 1, 1994.

(23) Consent of Independent Accountants, dated March 30, 1994, appearing on page 75 of this Annual Report on Form 10-K for the year ended December 31, 1993.

(27) Wisconsin Energy Corporation Financial Data Schedule for the fiscal year ended December 31, 1994.

(99)-1 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Management Employee Savings Plan for the year ended December 31, 1993. (To be filed by amendment.)

     2 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Represented Employee Savings Plan for the year ended December 31, 1993. (To be filed by amendment.)

The foregoing Exhibits are (or will be) filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.