Form 10-Q
period 1995-03-31
WISCONSIN ENERGY CORP
filed 1995-05-15
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------    -------------

                         Commission file number 1-9057

                         WISCONSIN ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)


            Wisconsin                                    39-1391525
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin      53201
          (Address of principal executive offices)               (Zip Code)


                                (414) 221-2345
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at May 1, 1995
     ---------------------------            ------------------------------
     $.01 Par Value Common Stock                  109,455,406 Shares

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                            Three Months Ended March 31
                                                       -------------------------------------
                                                         1995                        1994
                                                       ---------                   --------
                                                              (Thousands of Dollars)
Operating Revenues
  Electric                                             $343,919                    $355,239
  Gas                                                   121,100                     147,579
  Steam                                                   6,103                       6,863
                                                       ---------                   ---------
       Total Operating Revenues                         471,122                     509,681

Operating Expenses
  Fuel                                                   67,819                      72,476
  Purchased power                                        19,076                      11,594
  Cost of gas sold                                       72,803                      91,153
  Other operation expenses                               97,760                     107,473
  Maintenance                                            28,372                      33,516
  Revitalization                                            -                        73,900
  Depreciation                                           44,712                      44,039
  Taxes other than income taxes                          19,379                      21,068
  Federal income tax                                     29,635                      22,743
  State income tax                                        7,100                       5,507
  Deferred income taxes - net                               376                     (16,080)
  Investment tax credit - net                              (482)                     (1,144)
                                                       ---------                   ---------
       Total Operating Expenses                         386,550                     466,245

Operating Income                                         84,572                      43,436

Other Income and Deductions
  Interest income                                         3,614                       4,724
  Allowance for other funds used
    during construction                                     825                       1,253
  Miscellaneous - net                                     1,350                         410
  Income taxes                                              305                         123
                                                       ---------                   ---------
       Total Other Income and Deductions                  6,094                       6,510

Income Before Interest Charges and Preferred
  Dividend                                               90,666                      49,946

Interest Charges
  Interest expense                                       29,072                      27,894
  Allowance for borrowed funds used
    during construction                                  (1,241)                     (1,159)
                                                       ---------                   ---------
       Total Interest Charges                            27,831                      26,735

Preferred Dividend Requirement of Subsidiary                301                         389
                                                       ---------                   ---------
Net Income                                             $ 62,534                    $ 22,822
                                                       =========                   =========
Average Common Shares Outstanding (Thousands)           109,133                     107,238

Earnings Per Share of Common Stock                     $   0.57                    $   0.21
                                                       =========                   =========
Dividends Per Share of Common Stock                    $ 0.3525                    $0.33875
                                                       =========                   =========

See accompanying notes to consolidated financial statements.



                                          - 2 -

                                       WISCONSIN ENERGY CORPORATION                                                     FORM 10-Q

                                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                      March 31, 1995              December 31, 1994
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
               Assets
               ------
Utility Plant
  Electric                                            $  4,377,597                    $  4,304,925
  Gas                                                      470,549                         467,732
  Steam                                                     40,114                          40,103
  Accumulated provision for depreciation                (2,184,573)                     (2,134,469)
                                                      -------------                   -------------
                                                         2,703,687                       2,678,291

  Construction work in progress                            168,391                         205,835
  Nuclear fuel - net                                        55,759                          56,606
                                                      -------------                   -------------
     Net Utility Plant                                   2,927,837                       2,940,732

Other Property and Investments                             608,757                         596,719

Current Assets
  Cash and cash equivalents                                 16,831                           8,976
  Accounts receivable                                      128,879                         114,657
  Accrued utility revenues                                 103,737                         128,107
  Materials, supplies and fossil fuel                      136,097                         158,946
  Prepayments and other assets                              72,271                          68,272
                                                      -------------                   -------------
     Total Current Assets                                  457,815                         478,958

Deferred Charges and Other Assets
  Accumulated deferred income taxes                        139,758                         139,927
  Other                                                    250,478                         251,923
                                                      -------------                   -------------
     Total Deferred Charges and Other Assets               390,236                         391,850
                                                      -------------                   -------------
Total Assets                                          $  4,384,645                    $  4,408,259
                                                      =============                   =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                        $    637,575                    $    625,657
  Retained earnings                                      1,143,010                       1,118,909
                                                      -------------                   -------------
     Total Common Stock Equity                           1,780,585                       1,744,566

  Preferred stock-redemption not required                   30,451                          30,451
  Long-term debt                                         1,249,742                       1,283,686
                                                      -------------                   -------------
     Total Capitalization                                3,060,778                       3,058,703

Current Liabilities
  Long-term debt due currently                              49,633                          32,531
  Short-term debt                                          181,574                         252,055
  Accounts payable                                          79,787                          91,795
  Accrued liabilities                                       85,852                          68,234
  Other                                                     49,308                          29,822
                                                      -------------                   -------------
     Total Current Liabilities                             446,154                         474,437

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                        478,974                         475,541
  Other                                                    398,739                         399,578
                                                      -------------                   -------------
     Total Deferred Credits and Other Liabilities          877,713                         875,119
                                                      -------------                   -------------
Total Capitalization and Liabilities                  $  4,384,645                    $  4,408,259
                                                      =============                   =============

See accompanying notes to consolidated financial statements.



                                                     - 3 -

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                              Three Months Ended March 31
                                                             ----------------------------
                                                             1995                   1994
                                                             ----                   ----
                                                                 (Thousands of Dollars)
Operating Activities:
Net income                                                 $ 62,534               $ 22,822
Reconciliation to cash:
  Depreciation                                               44,712                 44,039
  Nuclear fuel expense - amortization                         5,263                  5,816
  Conservation expense - amortization                         5,156                  6,152
  Debt premium, discount & expense - amortization             3,107                  3,788
  Revitalization - net                                       (3,480)                59,381
  Deferred income taxes - net                                   376                (16,080)
  Investment tax credit - net                                  (482)                (1,144)
  Allowance for other funds used during construction           (825)                (1,253)
  Change in: Accounts receivable                            (14,222)               (22,147)
             Inventories                                     22,849                 46,608
             Accounts payable                               (12,008)               (28,838)
             Other current assets                            20,371                 31,290
             Other current liabilities                       37,104                 24,117
  Other                                                       7,816                  1,850
                                                           ---------              ---------
Cash Provided by Operating Activities                       178,271                176,401

Investing Activities:
  Construction expenditures                                 (43,985)               (55,261)
  Allowance for borrowed funds used during construction      (1,241)                (1,159)
  Nuclear fuel                                               (5,601)                (4,806)
  Nuclear decommissioning trust                              (2,575)                (3,113)
  Conservation investments - net                             (1,103)                (4,355)
  Other                                                      (1,741)               (12,098)
                                                           ---------              ---------
Cash Used in Investing Activities                           (56,246)               (80,792)

Financing Activities:
  Sale of common stock                                       11,918                 14,554
  Sale of long-term debt                                        -                    9,290
  Retirement of long-term debt                              (17,174)               (15,624)
  Change in short-term debt                                 (70,481)               (50,880)
  Dividends on stock - common                               (38,433)               (36,294)
                                                           ---------              ---------
Cash Used in Financing Activities                          (114,170)               (78,954)
                                                           ---------              ---------
Change in Cash and Cash Equivalents                        $  7,855               $ 16,655
                                                           =========              =========

Supplemental Information Disclosures:

Cash Paid for -
  Interest (net of amount capitalized)                     $ 27,445               $ 25,274
  Income taxes                                               15,120                  9,152




See accompanying notes to consolidated financial statements.













                                          - 4 -

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K.
    In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months ended March 31, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC") and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger ("Agreement"). As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. Each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy, and each outstanding share of NSP will be converted into 1.626 shares of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". The Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. WEC anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, WEC and NSP do not anticipate completing this business combination until late in 1996.
    ITEM 5. OTHER INFORMATION in Part II of this report discusses further the proposed transaction and provides pro forma combined condensed financial information for Primergy.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                        PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On April 28, 1995, Wisconsin Energy Corporation ("Wisconsin Energy") entered into an Agreement and Plan of Merger with Northern States Power Company which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction and pro forma financial information with respect thereto is included in ITEM 5. OTHER INFORMATION in Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Energy's consolidated operating activities totaled $178 million during the three months ended March 31, 1995. This compares to $176 million provided during the same period in 1994.

Wisconsin Energy's consolidated investing activities totaled $56 million for the three months ended March 31, 1995 compared to $81 million during the same period in 1994. Investments during the first quarter of 1995 include $44 million for the construction of new or improved facilities, $6 million for acquisition of nuclear fuel, $1 million for net capitalized conservation expenditures and $3 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric Power Company's ("Wisconsin Electric") Point Beach Nuclear Plant.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, capitalized conservation programs and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Depending upon market conditions, Wisconsin Electric, the principal utility subsidiary of Wisconsin Energy, may refund some issues of its current debt and issue approximately $100 million of additional long-term debt in a public offering later in 1995. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions.

Beginning June 1, 1992, Wisconsin Energy began issuing new shares of common stock through the company's stock plans. During the period of December 1, 1988 to June 1, 1992, shares required for these plans were purchased on the open market. From January 1, 1995 to March 31, 1995, cash investments and reinvested dividends aggregating $11.9 million were used to purchase 441,238 new issue shares.

RESULTS OF OPERATIONS

Net income increased approximately $40 million during the first quarter of 1995 compared to the same period in 1994, reflecting the non-recurring charge in the first quarter of 1994 of approximately $45 million (net of tax) associated with Wisconsin Electric's and Wisconsin Natural Gas Company's ("Wisconsin Natural") restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Electric and Wisconsin Natural in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


RESULTS OF OPERATIONS - Cont'd

Excluding the non-recurring charge in 1994, net income decreased $5 million in the first quarter of 1995 compared to the same period in 1994.

Between the first quarter of 1995 and 1994, total revenues decreased 7.6%. Electric revenues were down 3.2% as a result of lower total electric energy sales and gas margins (operating revenues less cost of gas sold) were down 14.4% as a result of lower natural gas deliveries. The decrease in electric revenues and gas margins was due in large part to warmer than normal weather.

As a result of unscheduled outages at two of Wisconsin Electric's most efficient power plants, Pleasant Prairie Power Plant and Point Beach Nuclear Plant, fuel and purchased power expenses increased 3.4% during the three months ended March 31, 1995 compared to 1994. In the first quarter of 1995, other operation and maintenance expenses decreased 10.5% compared to the first quarter of 1994, reflecting among other things the effects of the company's "revitalization" program.

An annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease became effective on August 4, 1994 for Wisconsin Electric customers.

ELECTRIC SALES
                                   Three Months Ended March 31
                                   ---------------------------
Electric Sales - Megawatt Hours        1995            1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,689,356        1,795,445      (5.9)
Small Commercial and Industrial     1,714,727        1,657,786       3.4
Large Commercial and Industrial     2,542,354        2,462,432       3.2
Other                                 380,910          439,421     (13.3)
                                   ----------       ----------
Total Retail and Municipal          6,327,347        6,355,084      (0.4)
Resale-Utilities                      202,132          391,458     (48.4)
                                   ----------       ----------
Total Sales                         6,529,479        6,746,542      (3.2)
- -------------------------------

Total electric energy sales during the first quarter of 1995 decreased primarily due to mild winter weather. As measured by heating degree days, the first quarter of 1995 weather was 14.7% warmer compared to the same period in 1994.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, decreased 0.8% during the quarter ended March 31, 1995 compared to the same period during 1994. Excluding the mines, total electric sales decreased 3.4%, but sales to all other large commercial and industrial customers increased 4.4% during the first quarter of 1995 compared to the same period in 1994.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


GAS DELIVERIES
                                   Three Months Ended March 31
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                           145,203          167,669     (13.4)
Commercial and Industrial              90,326           97,891      (7.7)
Interruptible                          14,099           16,978     (17.0)
                                   ----------       ----------
Total Sales                           249,628          282,538     (11.6)
Transported Customer Owned Gas         81,867           69,263      18.2
                                   ----------       ----------
Total Gas Delivered                   331,495          351,801      (5.8)
- -------------------------------

Natural gas therm deliveries during the first quarter of 1995 also decreased primarily due to the mild weather described above. The warmer weather significantly reduced residential and commercial sales which have higher margins. Interruptible and transportation deliveries combined showed an increase over the first quarter of 1994. However, the margin on these deliveries is lower than on residential and commercial customers.

SOURCES OF NATURAL GAS

Wisconsin Natural purchases gas for injection into storage for future withdrawal during the heating season under various arrangements with gas storage facilities. At March 31, 1995 the cost of natural gas stored for future use was $7.3 million, representing a $1.8 million decrease from the cost of natural gas stored at March 31, 1994. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.

                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 3.  LEGAL PROCEEDINGS in
PART I of Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 1994.

RATE MATTERS

Wisconsin Retail Electric Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the Public Service Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

RATE MATTERS (Cont'd)

Wisconsin Retail Gas Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Natural and Wisconsin Electric sent a letter to the PSCW proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Natural filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.

Wisconsin Retail Steam Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.


ITEM 5.  OTHER INFORMATION


GAS SUPPLY PORTFOLIO MANAGEMENT AGREEMENT WITH MIDCON

On May 8, 1995, Wisconsin Natural announced that the company has entered into an agreement with MidCon Gas Services Corporation ("MidCon") under which MidCon will provide portfolio management for Wisconsin Natural's gas purchase, transportation and storage contracts. The arrangement, which takes effect on June 1, 1995, will be an integral part of a proposal that will be filed by Wisconsin Natural with the PSCW to replace the current Purchased Gas Adjustment mechanism with a new market-based pricing mechanism. The proposed gas pricing mechanism would link gas commodity prices to market indices and incorporate all other gas supply costs, such as transportation and storage, under a price cap. The price cap will be designed to provide balanced financial incentives and risks for Wisconsin Natural and MidCon based on performance standards, while ensuring a reliable gas supply for consumers.

PARIS GENERATING STATION

In March 1995, two units, or approximately 150 megawatts of peaking capacity, were placed in-service at the new Paris Generating Station. The natural gas-fired combustion turbine facility is located near Union Grove, Wisconsin. Two additional units, or approximately 150 megawatts of peaking capacity, are expected to be placed in-service at this facility in May 1995. The plant is expected to run less than 500 hours per year.

MERGER OF WISCONSIN NATURAL INTO WISCONSIN ELECTRIC

Wisconsin Energy intends to merge Wisconsin Natural into Wisconsin Electric to form a single combined utility subsidiary. The merger is intended to improve customer service and reduce operating costs. In October 1994, Wisconsin Electric and Wisconsin Natural filed a joint application to obtain the PSCW's approval of the merger. On May 9, 1995, the PSCW issued an order approving

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

MERGER OF WISCONSIN NATURAL INTO WISCONSIN ELECTRIC (Cont'd)

the merger. In 1994, Wisconsin Electric also filed an application to obtain consent of the Michigan Public Service Commission ("MPSC") to assume Wisconsin Natural's liabilities. On April 27, 1995, the MPSC issued an order approving the merger and the assumption of Wisconsin Natural's liabilities by Wisconsin Electric. Completion of the planned merger is expected to occur by January 1, 1996.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

As previously reported in WEC's 4/28/95 8-K (as defined below), Wisconsin Energy Corporation, a Wisconsin corporation ("WEC"), Northern States Power Company, a Minnesota corporation ("NSP"), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly-owned subsidiary of NSP ("New NSP"), and WEC Sub Corp., a Wisconsin corporation and wholly-owned subsidiary of WEC ("WEC Sub"), have entered into an Agreement and Plan of Merger, dated as of April 28, 1995 (the "Merger Agreement"), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation ("Primergy") and will be the parent company of both New NSP (NSP, for regulatory reasons, will reincorporate in Wisconsin) and WEC's present principal utility subsidiary, Wisconsin Electric Power Company ("WEPCO"), which will be renamed "Wisconsin Energy Company." Wisconsin Energy Company will include the operations of WEC's other present utility subsidiary, Wisconsin Natural Gas Company ("WNG"), which is anticipated to be merged into WEPCO by January 1, 1996, as previously planned. It is anticipated that, following the Transaction, NSP's Wisconsin utility subsidiary, Northern States Power Company, a Wisconsin corporation, will be merged into Wisconsin Energy Company.

The Merger Agreement, the WEC press release issued in connection therewith and the related Stock Option Agreements (defined below) are filed as exhibits to WEC's Current Report on Form 8-K dated as of April 28, 1995, which was filed on May 3, 1995 ("WEC's 4/28/95 8-K"), and are incorporated therein and herein by reference. The descriptions of the Merger Agreement and the Stock Option Agreements set forth herein and therein do not purport to be complete and are qualified in their entirety by the provisions of the Merger Agreement and the Stock Option Agreements, as the case may be, and the other exhibits filed with WEC's 4/28/95 8-K and incorporated as exhibits to this report by reference thereto.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

Under the terms of the Merger Agreement, NSP will be merged with and into New NSP and immediately thereafter WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation. Each outstanding share of Common Stock, par value $2.50 per share, of NSP ("NSP Common Stock") will be cancelled and converted into the right to receive 1.626 shares of Common Stock, par value $.01 per share, of Primergy ("Primergy Common Stock"). The outstanding shares of WEC Common Stock, par value $.01 per share ("WEC Common Stock"), will remain outstanding, unchanged, as shares of Primergy Common Stock. As of the date of the Merger Agreement, NSP had 67.3 million common shares outstanding and WEC had 109.4 million common shares outstanding. Based on such capitalization, the Transaction would result in the common shareholders of NSP receiving 50% of the common equity of Primergy and the common shareholders of WEC owning the other 50% of the common equity of Primergy. Each outstanding share of Cumulative Preferred Stock, par value $100.00 per share, of NSP will be cancelled and converted into the right to receive one share of Cumulative Preferred Stock, par value $100.00 per share, of New NSP with identical rights (including dividend rights) and designations. WEPCO's outstanding preferred stock will be unchanged in the Transaction.

It is anticipated that Primergy will adopt NSP's dividend payment level adjusted for the exchange ratio. NSP currently pays $2.64 per share annually, and WEC's annual dividend rate is currently $1.47 per share. Based on the exchange ratio and NSP's current dividend rate, the pro forma dividend rate for Primergy would be $1.62 per share.

The Transaction is subject to customary closing conditions, including, without limitation, the receipt of required shareholder approvals of WEC and NSP; and the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of state utility regulators in Wisconsin, Minnesota and certain other states, the approval of the Federal Energy Regulatory Commission, the Securities and Exchange Commission (the "SEC") and the Nuclear Regulatory Commission, and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. The Transaction is also subject to receipt of assurances from the Internal Revenue Service and opinions of counsel that the Transaction will qualify as a tax-free reorganization, and the assurances from the parties' independent accountants that the Transaction will qualify as a pooling of interests for accounting purposes. In addition, the Transaction is conditioned upon the effectiveness of a registration statement to be filed by

WEC with the SEC with respect to shares of the Primergy Common Stock to be issued in the Transaction and the approval for listing of such shares on the New York Stock Exchange. (See Article VIII of the Merger Agreement.) Shareholder meetings to vote upon the Transaction will be convened as soon as practicable and are expected to be held in the third or fourth quarter of 1995.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

The Merger Agreement contains certain covenants of the parties pending the consummation of the Transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels, and may not issue any capital stock beyond certain limits. The Merger Agreement also contains restrictions on, among other things, charter and bylaw amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions. (See Article VI of the Merger Agreement.)

The Merger Agreement provides that, after the effectiveness of the Transaction (the "Effective Time"), the corporate headquarters and principal executive offices of Primergy and NSP will be located in Minneapolis, Minnesota, and the headquarters of Wisconsin Energy Company will remain in Milwaukee, Wisconsin. Primergy's Board of Directors, which will be divided into three classes, will consist of a total of 12 directors, 6 of whom will be designated by WEC and 6 of whom will be designated by NSP. Mr. James J. Howard, the current Chairman of the Board, President and Chief Executive Officer ("CEO") of NSP, will serve as CEO of Primergy from the Effective Time until the later of 16 months after the Effective Time or the date of the annual meeting of shareholders of Primergy that occurs in 1998 and Chairman of Primergy until the later of July 1, 2000 or two years after he ceases to be CEO. Mr. Abdoo, the current Chairman of the Board, President and CEO of WEC, will serve as Vice Chairman of the Board, President and Chief Operating Officer of Primergy until the date when Mr. Howard ceases to be CEO, at which time he will assume the additional role of CEO. Mr. Abdoo will assume the position of Chairman when Mr. Howard ceases to be Chairman.

The Merger Agreement may be terminated under certain circumstances, including
(1) by mutual consent of the parties; (2) by any party if the Transaction is not consummated by April 30, 1997 (provided, however, that such termination date shall be extended to October 31, 1997 if all conditions to closing the Transaction, other than the receipt of certain consents and/or statutory approvals by any of the parties, have been satisfied by April 30, 1997); (3) by any party if either NSP's or WEC's shareholders vote against the Transaction or if any state or federal law or court order prohibits the Transaction; (4) by a non-breaching party if there exist breaches of any representations or warranties contained in the Merger Agreement as of the date thereof, which breaches, individually or in the aggregate, would result in a material adverse effect on the breaching party and which is not cured within twenty (20) days after notice; (5) by a non-breaching party if there occur breaches of specified covenants or material breaches of any covenant or agreement which are not cured within twenty (20) days after notice; (6) by either party if the Board of Directors of the other party shall withdraw or adversely modify its recommendation of the Transaction or shall approve any competing transaction; or (7) by either party, under certain circumstances, as a result of a third-party tender offer or business combination proposal which such party, pursuant to its directors' fiduciary duties, is, in the opinion of such party's counsel and after the other party has first been given an opportunity to make concessions and adjustments in the terms of the Merger Agreement, required to accept.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

The Merger Agreement provides that if a breach described in clause (4) or (5) of the previous paragraph occurs, then, if such breach is not willful, the non-breaching party is entitled to reimbursement of its out-of-pocket expenses, not to exceed $10 million. In the event of a willful breach, the non-breaching party will be entitled to its out-of-pocket expenses (which shall not be limited to $10 million) and any remedies it may have at law or in equity, provided that if, at the time of the breaching party's willful breach, there shall have been a third party tender offer or business combination proposal which shall not have been rejected by the breaching party and withdrawn by the third party, and within two and one-half years of any termination by the non-breaching party, the breaching party accepts an offer to consummate or consummates a business combination with such third party, then such breaching party, upon the signing of a definitive agreement relating to such a business combination, or, if no such agreement is signed then at the closing of such business combination, will pay to the non-breaching party an additional fee equal to $75 million. The Merger Agreement also requires payment of a termination fee of $75 million (and reimbursement of out-of-pocket expenses) by one party (the "Payor") to the other in certain circumstances, if (i) the Merger Agreement is terminated (x) as a result of the acceptance by the Payor of a third-party tender offer or business combination proposal, (y) following a failure of the shareholders of the Payor to grant their approval to the Transaction or (z) as a result of the Payor's material failure to convene a shareholder meeting, distribute proxy materials and, subject to its board of directors' fiduciary duties, recommend the Transaction to its shareholders; (ii) at the time of such termination or prior to the meeting of such party's shareholders there shall have been a third-party tender offer or business combination proposal which shall not have been rejected by the Payor and withdrawn by such third party; and (iii) within two and one-half years of any such termination described in clause (i) above, the Payor accepts an offer to consummate or consummates a business combination with such third party. Such termination fee and out-of-pocket expenses referred to in the previous sentence shall be paid upon the signing of a definitive agreement between the Payor and the third party, or, if no such agreement is signed, then at the closing of such third-party business combination. The termination fees payable by NSP or WEC under these provisions and the aggregate amount which could be payable by NSP or WEC upon a required purchase of the options granted pursuant to the Stock Option Agreements (defined below) may not exceed $125 million in the aggregate. (See
Article IX of the Merger Agreement.)

Concurrently with the Merger Agreement, the parties have entered into reciprocal stock option agreements (the "Stock Option Agreements") each granting the other an irrevocable option to purchase up to that number of shares of common stock of the other company which equals 19.9% of the number of shares of common stock of the other company outstanding on April 28, 1995 at an exercise price of $44.075 per share of NSP common stock or $27.675 per share of WEC common stock, as the case may be, under certain circumstances if the Merger Agreement becomes terminable by one party as a result of the other party's breach or as a result of the other party becoming the subject of a

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

third-party proposal for a business combination. Any party whose option becomes exercisable (the "Exercising Party") may request the other party to repurchase from it all or any portion of the Exercising Party's option at the price specified in the Stock Option Agreements. (See the Stock Option Agreements).

Primergy is expected to be the tenth-largest investor-owned utility company in the United States based on the $6.0 billion current combined market capitalization of WEC and NSP. For the year-ended December 31, 1994, the combined revenues of WEC and NSP were $4.2 billion, with total assets of more than $10 billion. Primergy will serve approximately 2.3 million electric customers and 750,000 natural gas customers. Its service territory will include portions of Minnesota, Wisconsin, North Dakota, South Dakota and the Upper Peninsula of Michigan. The business of Primergy will consist of utility operations and various non-utility enterprises, including independent power projects.

A preliminary estimate indicates that the Transaction will result in net savings of approximately $2.0 billion in costs over 10 years. The synergies created by the Transaction will allow the companies to implement a reduction in electric retail rates followed by a rate freeze for electric retail customers through the year 2000.

Following announcement of the Transaction, on May 1, 1995 Standard & Poor's Corporation ("S&P") reported that it was placing on CreditWatch with negative implications its AA+ senior secured debt and AA+ preferred stock ratings of WEPCO and its AA senior unsecured debt rating of Wisconsin Michigan Investment Corporation (a non-utility subsidiary of WEC). In addition, S&P indicated that while its AA senior secured debt rating of WNG would remain on CreditWatch, where it was placed on April 25, 1994, the implications were revised to negative from positive. S&P stated that if the Transaction is completed, the likely credit rating for the senior secured debt of WEPCO is expected to be AA or AA-. As part of its ratings process, S&P intends to review the financial and operating plans of the merged utilities. Also on May 1, 1995, citing WEPCO's continued operation as a separate utility subsidiary after the Transaction, its strength within its rating category and its strong capital structure, Moody's Investors Service confirmed its Aa2 first mortgage bond rating of WEPCO.

Both NSP and WEC recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure, but will seek approval from the SEC to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

FINANCIAL STATEMENTS OF NSP

The consolidated financial statements of NSP listed in the descriptions of Exhibits (99)-1 and (99)-2 in paragraph (a) of Item 6 of this report are incorporated herein by reference. The audited financial statements so listed are included in Item 8 of NSP's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-3034). The unaudited interim financial statements so listed are included in Item 1 in Part I of NSP's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 1-3034).


UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of NSP and WEC after giving effect to the proposed business combination transaction ("Transaction") to form Primergy Corporation ("Primergy"). The unaudited pro forma combined condensed balance sheet at March 31, 1995 gives effect to the Transaction as if it had occurred at March 31, 1995. The unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994, the three months ended March 31, 1995 and 1994 and the twelve months ended March 31, 1995, give effect to the Transaction as if it had occurred at January 1, 1992. These statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

The WEC income statements for the three months ended March 31, 1994 and the fiscal year ended December 31, 1994 include a significant one-time pretax charge of $73.9 million for revitalization costs recorded in the first quarter of 1994. To provide a more representative recent twelve-month period summarizing combined operating results, a pro forma combined condensed statement of income for the twelve months ended March 31, 1995 is also presented.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of NSP and WEC. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

                                  PRIMERGY CORPORATION                         FORM 10-Q

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                     MARCH 31, 1995
                                     (In thousands)
                                                          NSP             WEC           Pro Forma      Pro Forma
           Pro Forma Balance Sheet                   (As Reported)   (As Reported)     Adjustments     Combined
  ------------------------------------------         --------------  --------------  --------------  --------------
                    Assets
Utility Plant
  Electric                                            $  6,407,107    $  4,544,978    $        -      $ 10,952,085
  Gas                                                      679,587         471,559             -         1,151,146
  Other                                                    271,924          40,114             -           312,038
                                                      -------------   -------------   -------------   -------------
     Total                                               7,358,618       5,056,651             -        12,415,269
  Accumulated provision for depreciation                (3,189,171)     (2,184,573)            -        (5,373,744)
  Nuclear fuel - net                                        90,795          55,759             -           146,554
                                                      -------------   -------------   -------------   -------------
     Net Utility Plant                                   4,260,242       2,927,837             -         7,188,079

Current Assets
  Cash and cash equivalents                                 36,525          16,831             -            53,356
  Accounts receivable - net                                290,284         128,879             -           419,163
  Accrued utility revenues                                  81,999         103,737             -           185,736
  Fossil fuel inventories                                   46,229          65,998             -           112,227
  Material & supplies inventories                          104,739          70,099             -           174,838
  Prepayments and other                                     50,754          72,271             -           123,025
                                                      -------------   -------------   -------------   -------------
     Total Current Assets                                  610,530         457,815             -         1,068,345

Other Assets
  Regulatory Assets                                        351,729         332,089             -           683,818
  External decommissioning fund                            160,731         239,940             -           400,671
  Investments in non-regulated projects
     and other investments                                 220,080         115,346             -           335,426
  Non-regulated property - net                             175,654          97,907             -           273,561
  Intangible assets and other (Note 4)                     135,410         213,711        (139,758)        209,363
                                                      -------------   -------------   -------------   -------------
     Total Other Assets                                  1,043,604         998,993        (139,758)      1,902,839
                                                      -------------   -------------   -------------   -------------
Total Assets                                          $  5,914,376    $  4,384,645    $   (139,758)   $ 10,159,263
                                                      =============   =============   =============   =============
           Liabilities and Equity

Capitalization
 Common stock equity:
  Common stock (Note 1)                               $    168,186    $      1,094    $   (167,092)   $      2,188
  Other stockholders' equity (Note 1)                    1,751,891       1,779,491         167,092       3,698,474
                                                      -------------   -------------   -------------   -------------
     Total Common Stock Equity                           1,920,077       1,780,585             -         3,700,662

  Cumulative preferred stock and premium                   240,469          30,451             -           270,920
  Long-term debt                                         1,456,217       1,249,742             -         2,705,959
                                                      -------------   -------------   -------------   -------------
     Total Capitalization                                3,616,763       3,060,778             -         6,677,541

Current Liabilities
  Current portion of long-term debt                        160,606          49,633             -           210,239
  Short-term debt                                          157,648         181,574             -           339,222
  Accounts payable                                         179,279          79,787             -           259,066
  Taxes accrued                                            256,616          38,617             -           295,233
  Other accrued liabilities                                139,255          96,543             -           235,798
                                                      -------------   -------------   -------------   -------------
     Total Current Liabilities                             893,404         446,154             -         1,339,558

Other Liabilities
  Deferred income taxes (Note 4)                           850,823         478,974        (139,758)      1,190,039
  Deferred investment tax credits                          171,544          93,034             -           264,578
  Regulatory liabilities                                   208,329         172,466             -           380,795
  Other liabilities and deferred credits                   173,513         133,239             -           306,752
                                                      -------------   -------------   -------------   -------------
     Total Other Liabilities                             1,404,209         877,713        (139,758)      2,142,164
                                                      -------------   -------------   -------------   -------------
Total Capitalization and Liabilities                  $  5,914,376    $  4,384,645    $   (139,758)   $ 10,159,263
                                                      =============   =============   =============   =============

See accompanying notes to pro forma combined condensed financial statements.


                                                                                                                        FORM 10-Q

                                  PRIMERGY CORPORATION

               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                              3 MONTHS ENDED MARCH 31, 1995

                        (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                            $ 497,314     $ 343,919     $     -      $  841,233
  Gas                                                   163,853       121,100           -         284,953
  Steam                                                     -           6,103           -           6,103
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                         661,167       471,122           -       1,132,289

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          135,071        86,895           -         221,966
  Cost of Gas Sold & Transported                         99,301        72,803           -         172,104
  Other Operation                                       130,627        97,760           -         228,387
  Maintenance                                            37,767        28,372           -          66,139
  Depreciation and Amortization                          71,831        44,712           -         116,543
  Taxes Other Than Income Taxes                          62,279        19,379           -          81,658
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                           36,593        36,629           -          73,222
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                         573,469       386,550           -         960,019
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                 87,698        84,572           -         172,270

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            10,506           -             -          10,506
  Other Income and Deductions - Net                         761         6,094           -           6,855
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      11,267         6,094           -          17,361
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                                98,965        90,666           -         189,631

Interest Charges                                         30,775        27,831           -          58,606

Preferred Dividends of Subsidiaries                       3,201           301           -           3,502
                                                      ----------    ----------    ----------    ----------
Net Income                                            $  64,989     $  62,534     $     -      $  127,523
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               67,004       109,133        41,945       218,082

Earnings Per Common Share                             $    0.97     $    0.57                  $     0.58
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.




















                                                                                                                        FORM 10-Q

                                  PRIMERGY CORPORATION

               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                              3 MONTHS ENDED MARCH 31, 1994

                        (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                            $ 494,031     $ 355,239     $     -      $  849,270
  Gas                                                   189,431       147,579           -         337,010
  Steam                                                     -           6,863           -           6,863
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                         683,462       509,681           -       1,193,143

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          132,471        84,070           -         216,541
  Cost of Gas Sold & Transported                        121,805        91,153           -         212,958
  Other Operation                                       133,487       107,473           -         240,960
  Maintenance                                            40,469        33,516           -          73,985
  Depreciation and Amortization                          67,345        44,039           -         111,384
  Taxes Other Than Income Taxes                          59,929        21,068           -          80,997
  Revitalization Charges                                    -          73,900           -          73,900
  Income Taxes                                           42,161        11,026           -          53,187
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                         597,667       466,245           -       1,063,912
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                 85,795        43,436           -         129,231

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees              (107)          -             -            (107)
  Other Income and Deductions - Net                       4,474         6,510           -          10,984
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                       4,367         6,510           -          10,877
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                                90,162        49,946           -         140,108

Interest Charges                                         24,368        26,735           -          51,103

Preferred Dividends of Subsidiaries                       3,057           389           -           3,446
                                                      ----------    ----------    ----------    ----------
Net Income                                            $  62,737     $  22,822     $     -      $   85,559
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               66,742       107,238        41,780       215,760

Earnings Per Common Share                             $    0.94     $    0.21                  $     0.40
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.




















                                                                               FORM 10-Q


                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                        12 MONTHS ENDED MARCH 31, 1995

                   (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                           $2,069,927    $1,392,242    $      -      $3,462,169
  Gas                                                   394,325       297,870           -         692,195
  Steam                                                     -          13,521           -          13,521
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       2,464,252     1,703,633           -       4,167,885

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          573,477       331,310           -         904,787
  Cost of Gas Sold & Transported                        240,939       181,161           -         422,100
  Other Operation                                       533,310       389,298           -         922,608
  Maintenance                                           167,444       119,458           -         286,902
  Depreciation and Amortization                         278,287       178,287           -         456,574
  Taxes Other Than Income Taxes                         236,914        74,346           -         311,260
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                          123,661       125,364           -         249,025
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       2,154,032     1,399,224           -       3,553,256
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                310,220       304,409           -         614,629

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            46,477           -             -          46,477
  Other Income and Deductions - Net                       2,797        26,549           -          29,346
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      49,274        26,549           -          75,823
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               359,494       330,958           -         690,452

Interest Charges                                        113,623       109,115           -         222,738

Preferred Dividends of Subsidiaries                      12,509         1,263           -          13,772
                                                      ----------    ----------    ----------    ----------
Net Income                                           $  233,362    $  220,580    $      -      $  453,942
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               66,896       108,492        41,877       217,265

Earnings Per Common Share                            $     3.49    $     2.03                  $     2.09
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.
















                                                                     FORM 10-Q
                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 MONTHS ENDED DECEMBER 31, 1994

                   (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------    -----------
Utility Operating Revenues
  Electric                                           $2,066,644    $1,403,562    $      -      $3,470,206
  Gas                                                   419,903       324,349           -         744,252
  Steam                                                     -          14,281           -          14,281
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       2,486,547     1,742,192           -       4,228,739

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          570,880       328,485           -         899,365
  Cost of Gas Sold & Transported                        263,443       199,511           -         462,954
  Other Operation                                       536,168       399,011           -         935,179
  Maintenance                                           170,145       124,602           -         294,747
  Depreciation and Amortization                         273,801       177,614           -         451,415
  Taxes Other Than Income Taxes                         234,564        76,035           -         310,599
  Revitalization Charges                                    -          73,900           -          73,900
  Income Taxes                                          129,228        99,761           -         228,989
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       2,178,229     1,478,919           -       3,657,148
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                308,318       263,273           -         571,591

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            35,863           -             -          35,863
  Other Income and Deductions - Net                       6,509        26,965           -          33,474
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      42,372        26,965           -          69,337
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               350,690       290,238           -         640,928

Interest Charges                                        107,215       108,019           -         215,234

Preferred Dividends of Subsidiaries                      12,364         1,351           -          13,715
                                                      ----------    ----------    ----------    ----------
Net Income                                           $  231,111    $  180,868    $      -      $  411,979
                                                      ==========    ==========    ==========    ==========
Average Common Outstanding Shares (Note 1)               66,845       108,025        41,845       216,715

Earnings Per Common Share                            $     3.46    $     1.67                  $     1.90
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.



















                                                                     FORM 10-Q

                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 MONTHS ENDED DECEMBER 31, 1993

                   (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------    -----------
Utility Operating Revenues
  Electric                                           $1,974,916    $1,347,844    $      -      $3,322,760
  Gas                                                   429,076       331,301           -         760,377
  Steam                                                     -          14,090           -          14,090
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       2,403,992     1,693,235           -       4,097,227

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          524,126       318,265           -         842,391
  Cost of Gas Sold & Transported                        282,028       214,132           -         496,160
  Other Operation                                       516,568       399,135           -         915,703
  Maintenance                                           161,413       156,085           -         317,498
  Depreciation and Amortization                         264,517       167,066           -         431,583
  Taxes Other Than Income Taxes                         223,108        74,653           -         297,761
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                          128,346        98,463           -         226,809
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       2,100,106     1,427,799           -       3,527,905
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                303,886       265,436           -         569,322

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees             3,030           -             -           3,030
  Other Income and Deductions - Net                      12,916        32,073           -          44,989
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      15,946        32,073           -          48,019
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               319,832       297,509           -         617,341

Interest Charges                                        108,092       102,997           -         211,089

Preferred Dividends of Subsidiaries                      14,580         4,377           -          18,957
                                                      ----------    ----------    ----------    ----------
Net Income                                           $  197,160    $  190,135    $      -      $  387,295
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               65,211       105,878        40,822       211,911

Earnings Per Common Share                            $     3.02    $     1.80                  $     1.83
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.


















                                                                     FORM 10-Q

                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 MONTHS ENDED DECEMBER 31, 1992

                   (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------    -----------
Utility Operating Revenues
  Electric                                           $1,823,316    $1,298,723    $      -      $3,122,039
  Gas                                                   336,206       283,699           -         619,905
  Steam                                                     -          13,093           -          13,093
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       2,159,522     1,595,515           -       3,755,037

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          451,696       330,461           -         782,157
  Cost of Gas Sold & Transported                        220,370       177,947           -         398,317
  Other Operation                                       512,833       367,020           -         879,853
  Maintenance                                           180,585       150,462           -         331,047
  Depreciation and Amortization                         242,914       164,367           -         407,281
  Taxes Other Than Income Taxes                         204,439        73,714           -         278,153
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                           90,669        89,838           -         180,507
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       1,903,506     1,353,809           -       3,257,315
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                256,016       241,706           -         497,722

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees             2,382           -             -           2,382
  Other Income and Deductions - Net                       5,570        26,136           -          31,706
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                       7,952        26,136           -          34,088
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               263,968       267,842           -         531,810

Interest Charges                                        103,040        90,687           -         193,727

Preferred Dividends of Subsidiaries                      16,172         5,916           -          22,088
                                                      ----------    ----------    ----------    ----------
Income Before Accounting Change                      $  144,756    $  171,239    $      -      $  315,995
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               62,641       103,382        39,213       205,236

Earnings Per Common Share                            $     2.31    $     1.66                  $     1.54
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.


















                                                                     FORM 10-Q

                             PRIMERGY CORPORATION
                  ------------------------------------------
     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS




1. The pro forma combined condensed financial statements reflect the conversion of each share of NSP Common Stock outstanding ($2.50 par value) into 1.626 shares of Primergy Common Stock ($.01 par value) and the continuation of each share of WEC Common Stock outstanding as one share of Primergy Common Stock ($.01 par value), as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

2. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $30 million (including fees for financial advisors, accountants, attorneys, filings and printing). None of the estimated cost savings, the cost to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

3. Intercompany transactions (including purchased and exchanged power transactions) between NSP and WEC during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

4. A pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the pro forma combined condensed balance sheet into one net amount. All other report presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with this report:

      (23)-1    Independent Auditors' Consent of Deloitte & Touche LLP.

      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (2)-4 Committees of the Board of Directors of Primergy Corporation. (Exhibit (2)-4 to WEC's 4/28/95 8-K.)

      (2)-5     Form of Employment Agreement of James J. Howard.  (Exhibit
                (2)-5 to WEC's 4/28/95 8-K.)

      (2)-6     Form of Employment Agreement of Richard A. Abdoo.  (Exhibit
                (2)-6 to WEC's 4/28/95 8-K.)

      (2)-7 Form of Amended and Restated Articles of Incorporation of Northern Power Wisconsin Corp. (Exhibit (2)-7 to WEC's 4/28/95 8-K.)

      (2)-8 Letter Agreement, dated January 17, 1995, between Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-8 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

      (2)-9 Letter Agreement, dated April 26, 1995, between Northern States Power Company and Wisconsin Energy Corporation amending Letter Agreement dated January 17, 1995. (Exhibit (2)-9 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Cont'd)

      (99)-1 Audited Financial Statements of Northern States Power Company. (Item 8 of Northern States Power Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3034):

                Independent Auditors' Report.

                Consolidated Statements of Income for the three years ended December 31, 1994.

                Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

                Consolidated Balance Sheets at December 31, 1994 and 1993.

                Consolidated Statements of Changes in Common Stockholders' Equity for the three years ended December 31, 1994.

                Consolidated Statements of Capitalization at December 31, 1994 and 1993.

                Notes to Financial Statements.

      (99)-2 Unaudited Interim Financial Statements of Northern States Power Company. (Item 1 in Part I of Northern States Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3034):

                Consolidated Statements of Income for the three months ended March 31, 1995 and 1994.

                Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                Consolidated Balance Sheets at March 31, 1995 and December 31, 1994.

                Notes to Financial Statements.

      (99)-3 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended March 31, 1995.

      A Current Report on Form 8-K dated as of April 28, 1995 was filed on May 3, 1995 with respect to the Merger Agreement.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)





                                      s/ R. A. Abdoo
                                      --------------------------------------
Date:    May 12, 1995                 R. A. Abdoo, Chairman of the Board,
                                        President and Chief Executive
                                        Officer





                                      s/ J. G. Remmel
                                      --------------------------------------
Date:    May 12, 1995                 J. G. Remmel, Vice President
                                        and Treasurer - Principal
                                        Financial Officer

                         WISCONSIN ENERGY CORPORATION
                      ----------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1995



Exhibit
Number
- -------

The following Exhibits are filed with this report:

 (23)-1  Independent Auditors' Consent of Deloitte & Touche LLP.


 (27) Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 1995.

The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (2)-4 Committees of the Board of Directors of Primergy Corporation. (Exhibit (2)-4 to WEC's 4/28/95 8-K.)

      (2)-5     Form of Employment Agreement of James J. Howard.  (Exhibit
                (2)-5 to WEC's 4/28/95 8-K.)

      (2)-6     Form of Employment Agreement of Richard A. Abdoo.  (Exhibit
                (2)-6 to WEC's 4/28/95 8-K.)

      (2)-7 Form of Amended and Restated Articles of Incorporation of Northern Power Wisconsin Corp. (Exhibit (2)-7 to WEC's 4/28/95 8-K.)

      (2)-8 Letter Agreement, dated January 17, 1995, between Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-8 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


The following Exhibits are incorporated herein by reference (Cont'd):

      (2)-9 Letter Agreement, dated April 26, 1995, between Northern States Power Company and Wisconsin Energy Corporation amending Letter Agreement dated January 17, 1995. (Exhibit (2)-9 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

      (99)-1 Audited Financial Statements of Northern States Power Company. (Item 8 of Northern States Power Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3034):

                Independent Auditors' Report.

                Consolidated Statements of Income for the three years ended December 31, 1994.

                Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

                Consolidated Balance Sheets at December 31, 1994 and 1993.

                Consolidated Statements of Changes in Common Stockholders' Equity for the three years ended December 31, 1994.

                Consolidated Statements of Capitalization at December 31, 1994 and 1993.

                Notes to Financial Statements.

      (99)-2 Unaudited Interim Financial Statements of Northern States Power Company. (Item 1 in Part I of Northern States Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3034):

                Consolidated Statements of Income for the three months ended March 31, 1995 and 1994.

                Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                Consolidated Balance Sheets at March 31, 1995 and December 31, 1994.

                Notes to Financial Statements.

      (99)-3 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)