Form 10-K/A
period 1994-12-31
WISCONSIN ENERGY CORP
filed 1995-06-26
CIK 783325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-K/A


                                 AMENDMENT NO. 1
                                       TO


  X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1994

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----                 OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------    -------------



                          Commission file number 1-9057



                            ------------------------

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

                            ------------------------

                                                                    FORM 10-K/A

                          WISCONSIN ENERGY CORPORATION
                         ------------------------------
                                 AMENDMENT NO. 1
                                       TO
                         1994 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 are hereby amended to reflect the filing of Exhibit Nos. (99)-1 and (99)-2 herewith; the remainder of
Item 14 (including the Exhibits incorporated by reference in Item 14(a) 3) and the Exhibit Index are unchanged.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WISCONSIN ENERGY CORPORATION
                                           --------------------------------
                                                    (Registrant)


Date:    June 23, 1995                     By  /s/ R. A. Abdoo
     --------------------------------      --------------------------------
                                           R. A. Abdoo, Chairman of the Board,
                                              President, and Chief
                                              Executive Officer

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

              3. Exhibits

                 The following Exhibits are filed with this report:

                 Exhibit No.

                 (10)-1 Executive Deferred Compensation Plan of Wisconsin
                        Energy Corporation effective January 1, 1989, as amended and restated as of January 1, 1994. * (Previously filed.)

                      2 Supplemental Benefits Agreement between Wisconsin
                        Energy Corporation and employee Richard A. Abdoo dated November 21, 1994. * (Previously filed.)

                      3 Supplemental Benefits Agreement between Wisconsin
                        Electric Power Company and employee John W. Boston dated November 21, 1994. * (Previously filed.)

                      4 Supplemental Executive Retirement Plan of Wisconsin
                        Energy Corporation (as amended and restated as of January 1, 1994). * (Previously filed.)

                      5 Directors' Deferred Compensation Plan of Wisconsin
                        Energy Corporation, effective January 1, 1987 and as restated as of January 1, 1994. * (Previously filed.)

                      6 Directors' Deferred Compensation Plan of Wisconsin
                        Electric Power Company, as restated as of January 1, 1994. * (Previously filed.)

                 (23) Consent of Independent Accountants, dated March 30, 1995, appearing on page 75 of this Annual Report on Form 10-K for the year ended December 31, 1994. (Previously filed.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

                 (27) Wisconsin Energy Corporation Financial Data Schedule for the fiscal year ended December 31, 1994. (Previously filed.)

                 (99)-1 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Management Employee Savings Plan for the year ended December 31, 1994. (Filed with
                         Amendment No. 1.)

                      2 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Represented Employee Savings Plan for the year ended December 31, 1994. (Filed with Amendment No. 1.)

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

(4)-1 Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy. (Exhibit (3)-1 herein.)


Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-1         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799

Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-O         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                               WE Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                               WE Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                               WE Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    26  Twenty-Fifth       WE       12/15/86    (4)-25        1-1245 (12/31/86
                                                               WE Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                               Form 8-K)
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                               Form 10-Q)
    29  Twenty-Eighth      WE       9/1/89         4          1-1245 (9/30/89
                                                               WE Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91        4-1        1-1245 (12/31/91
                                                               WE Form 10-K)
    31  Thirtieth          WE       12/1/91        4-2        1-1245 (12/31/91
                                                               WE Form 10-K)
    32  Thirty-First       WE        8/1/92        4-1        1-1245 (6/30/92
                                                               WE Form 10-Q)
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93     (4)-1         1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93     (4)-1         1-1245 (9/30/93
                                                               WE Form 10-Q)

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

(10)-7 Executive Non-Qualified Trust by and between Wisconsin Energy Corporation and Firstar Trust Company, dated May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between the Registrant or its subsidiaries and various plan participants. (Exhibit 10-1 to Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-9057.)*

     8 1993 Omnibus Stock Incentive Plan adopted by the Board of Directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, offering performance-based incentives and other equity interests in Wisconsin Energy to officers and other key employees. (Exhibit 10-1 to Wisconsin Energy's 1993 Form 10-K in File No. 1-9057.) *

     9 Agreement between Wisconsin Energy Corporation, WITECH Corporation and employee Francis Brzezinski dated November 30, 1992, naming him a participant in the Wisconsin Energy Corporation Supplemental Executive Retirement Plan retroactive to September 1, 1990. (Exhibit 10-1 to Wisconsin Energy's 1992 Form 10-K in File No. 1-9057.) *

     10 Executive Incentive Compensation Plan of Wisconsin Energy Corporation as amended and renewed effective December 18, 1991. (Exhibit 10-1 to Wisconsin Energy's 1991 Form 10-K in File No. 1-9057.) *

     11 Short-Term Performance Plan of Wisconsin Energy Corporation effective
        January 1, 1992. (Exhibit 10-3 to Wisconsin Energy's 1991 Form 10-K in File No. 1-9057.) *

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

                         Wisconsin Energy Corporation

                                 EXHIBIT INDEX
                                 -------------

                         1994 Annual Report on Form 10-K
                      For the Year Ended December 31, 1994
                 (As amended by Amendment No. 1 on Form 10-K/A)

Exhibit
Number
- -------
(10)-1 Executive Deferred Compensation Plan of Wisconsin Energy Corporation effective January 1, 1989, as amended and restated as of January 1, 1994. (Previously filed.)

     2 Supplemental Benefits Agreement between Wisconsin Energy Corporation and employee Richard A. Abdoo dated November 21, 1994. (Previously filed.)

     3 Supplemental Benefits Agreement between Wisconsin Electric Power Company and employee John W. Boston dated November 21, 1994. (Previously filed.)

     4 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation (as amended and restated as of January 1, 1994.) (Previously filed.)

     5 Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987 and as restated as of January 1, 1994. (Previously filed.)

     6 Directors' Deferred Compensation Plan of Wisconsin Electric Power Company, as restated as of January 1, 1994. (Previously filed.)

(23) Consent of Independent Accountants, dated March 30, 1994, appearing on page 75 of this Annual Report on Form 10-K for the year ended December 31, 1993. (Previously filed.)

(27) Wisconsin Energy Corporation Financial Data Schedule for the fiscal year ended December 31, 1994. (Previously filed.)

(99)-1 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Management Employee Savings Plan for the year ended December 31, 1994. (Filed with Amendment No. 1.)

     2 Information furnished in lieu of the Form 11-K Annual Report for Wisconsin Energy Corporation Represented Employee Savings Plan for the year ended December 31, 1994. (Filed with Amendment No. 1.)

The foregoing Exhibits are (or have been) filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.