Form 10-Q
period 1995-06-30
WISCONSIN ENERGY CORP
filed 1995-08-03
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1995

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


                                (414) 221-2345
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at July 28, 1995
     ---------------------------              ----------------------------
     $.01 Par Value Common Stock                    109,936,834 Shares

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                  Three Months Ended             Six Months Ended
                                                        June 30                       June 30
                                                  ------------------            ------------------
                                                  1995          1994            1995          1994
                                                  ----          ----            ----          ----
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $347,277      $339,275        $691,196      $694,514
  Gas                                           55,175        58,502         176,275       206,081
  Steam                                          2,641         2,563           8,744         9,426
                                              --------      --------        --------      --------
        Total Operating Revenues               405,093       400,340         876,215       910,021

Operating Expenses
  Fuel                                          71,611        71,485         139,430       143,961
  Purchased power                                8,130        10,040          27,206        21,634
  Cost of gas sold                              32,536        37,285         105,339       128,438
  Other operation expenses                      97,859       100,197         195,619       207,670
  Maintenance                                   30,840        30,420          59,212        63,936
  Revitalization                                 -             -               -            73,900
  Depreciation                                  45,436        43,350          90,148        87,389
  Taxes other than income taxes                 17,158        19,347          36,537        40,415
  Federal income tax                            23,376        21,414          53,011        44,157
  State income tax                               5,528         5,077          12,628        10,584
  Deferred income taxes - net                    1,530          (985)          1,906       (17,065)
  Investment tax credit - net                   (1,759)       (1,144)         (2,241)       (2,288)
                                              --------      --------        --------      --------
        Total Operating Expenses               332,245       336,486         718,795       802,731

Operating Income                                72,848        63,854         157,420       107,290

Other Income and Deductions
  Interest income                                4,153         3,216           7,767         7,940
  Allowance for other funds used
    during construction                            829         1,508           1,654         2,761
  Miscellaneous - net                            1,513         1,469           2,863         1,879
  Income taxes                                       2           331             307           454
                                              --------      --------        --------      --------
        Total Other Income and Deductions        6,497         6,524          12,591        13,034

Income Before Interest Charges and Preferred
  Dividend                                      79,345        70,378         170,011       120,324

Interest Charges
  Interest expense                              28,658        27,950          57,730        55,844
  Allowance for borrowed funds used
    during construction                         (1,209)       (1,362)         (2,450)       (2,521)
                                              --------      --------        --------      --------
        Total Interest Charges                  27,449        26,588          55,280        53,323

Preferred Dividend Requirement of
  Subsidiary                                       301           360             602           749
                                              --------      --------        --------      --------
Net Income                                    $ 51,595      $ 43,430        $114,129      $ 66,252
                                              ========      ========        ========      ========
Average Shares Outstanding (Thousands)         109,569       107,808         109,352       107,525

Earnings Per Share of Common Stock            $   0.47      $   0.40        $   1.04      $   0.62
                                              ========      ========        ========      ========
Dividends Per Share of Common Stock           $ 0.3675      $ 0.3525        $   0.72      $0.69125
                                              ========      ========        ========      ========


See accompanying notes to consolidated financial statements.

                                          - 2 -

                                       WISCONSIN ENERGY CORPORATION                                                     FORM 10-Q

                                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                          June 30, 1995            December 31, 1994
                                                          -------------            -----------------
                                                                   (Thousands of Dollars)
              Assets
              ------
Utility Plant
  Electric                                                 $4,473,238                 $4,304,925
  Gas                                                         474,795                    467,732
  Steam                                                        39,700                     40,103
  Accumulated provision for depreciation                   (2,222,972)                (2,134,469)
                                                           ----------                 ----------
                                                            2,764,761                  2,678,291

  Construction work in progress                               125,888                    205,835
  Nuclear fuel - net                                           56,873                     56,606
                                                           ----------                 ----------
     Net Utility Plant                                      2,947,522                  2,940,732

Other Property and Investments                                618,972                    596,719

Current Assets
  Cash and cash equivalents                                    14,424                      8,976
  Accounts receivable                                         124,606                    114,657
  Accrued utility revenues                                     98,360                    128,107
  Materials, supplies and fossil fuel                         155,320                    158,946
  Prepayments and other assets                                 90,150                     68,272
                                                           ----------                 ----------
     Total Current Assets                                     482,860                    478,958

Deferred Charges and Other Assets
  Accumulated deferred income taxes                           137,514                    139,927
  Other                                                       254,176                    251,923
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  391,690                    391,850
                                                           ----------                 ----------
Total Assets                                               $4,441,044                 $4,408,259
                                                           ==========                 ==========

           Capitalization and Liabilities
           ------------------------------
Capitalization
  Common stock                                             $  649,879                 $  625,657
  Retained earnings                                         1,154,373                  1,118,909
                                                           ----------                 ----------
     Total Common Stock Equity                              1,804,252                  1,744,566

  Preferred stock - redemption not required                    30,451                     30,451
  Long-term debt                                            1,253,148                  1,283,686
                                                           ----------                 ----------
     Total Capitalization                                   3,087,851                  3,058,703

Current Liabilities
  Long-term debt due currently                                 52,879                     32,531
  Short-term debt                                             240,821                    252,055
  Accounts payable                                             70,039                     91,795
  Accrued liabilities                                          61,433                     68,234
  Other                                                        51,845                     29,822
                                                           ----------                 ----------
     Total Current Liabilities                                477,017                    474,437

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           480,367                    475,541
  Other                                                       395,809                    399,578
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             876,176                    875,119
                                                           ----------                 ----------
Total Capitalization and Liabilities                       $4,441,044                 $4,408,259
                                                           ==========                 ==========

See accompanying notes to consolidated financial statements.


                                          - 3 -

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                                  Six Months Ended June 30
                                                                  ------------------------
                                                                1995                   1994
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
Net income                                                    $114,129               $ 66,252
Reconciliation to cash:
  Depreciation                                                  90,148                 87,389
  Nuclear fuel expense - amortization                           11,129                 10,706
  Conservation expense - amortization                           10,554                 11,942
  Debt premium, discount & expense - amortization                6,029                  7,352
  Revitalization - net                                          (5,447)                57,878
  Deferred income taxes - net                                    1,906                (17,065)
  Investment tax credit - net                                   (2,241)                (2,288)
  Allowance for other funds used during construction            (1,654)                (2,761)
  Change in: Accounts receivable                                (9,949)                 3,040
             Inventories                                         3,626                 25,962
             Accounts payable                                  (21,756)               (33,253)
             Other current assets                                7,869                 11,364
             Other current liabilities                          15,222                 21,071
  Other                                                          5,235                 (7,021)
                                                              --------               --------
Cash Provided by Operating Activities                          224,800                240,568

Investing Activities:
  Construction expenditures                                   (118,865)              (117,425)
  Allowance for borrowed funds used during construction         (2,450)                (2,521)
  Nuclear fuel                                                 (12,627)               (16,426)
  Nuclear decommissioning trust                                 (5,102)                (5,080)
  Conservation investments - net                                 2,312                 (7,459)
  Other                                                         (6,085)               (19,464)
                                                              --------               --------
Cash Used in Investing Activities                             (142,817)              (168,375)

Financing Activities:
  Sale of common stock                                          24,215                 28,800
  Sale of long-term debt                                        11,960                 20,369
  Retirement of preferred stock                                   -                    (5,250)
  Retirement of long-term debt                                 (22,818)               (21,812)
  Change in short-term debt                                    (11,234)               (18,413)
  Dividends on stock - common                                  (78,658)               (74,264)
                                                              --------               --------
Cash Used in Financing Activities                              (76,535)               (70,570)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  5,448               $  1,623
                                                              ========               ========


Supplemental Information Disclosures:

Cash Paid for -
  Interest (net of amount capitalized)                        $ 50,418               $ 46,403
  Income taxes                                                  82,965                 79,012





See accompanying notes to consolidated financial statements.











                                          - 4 -

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
           --------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and the six months ended June 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC") and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

   The Merger Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. On July 10, 1995 WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings will be made later this year with regulatory agencies in states where WEC and NSP provide utility services. The Merger Agreement and certain related matters will be submitted to shareholders of WEC and NSP for their consideration at meetings scheduled for September 13, 1995. WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION in Part II of this report contains further information concerning the proposed transaction and provides pro forma combined condensed financial information for Primergy.

3. WEC intends to merge its gas utility subsidiary, Wisconsin Natural Gas Company, into its electric utility subsidiary, Wisconsin Electric Power Company to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("Wisconsin Energy" or "WEC") has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction and pro forma financial information with respect thereto is included in ITEM 5. OTHER INFORMATION in Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Energy's consolidated operating activities totaled $225 million during the six months ended June 30, 1995. This compares to $241 million provided during the same period in 1994.

Wisconsin Energy's consolidated investing activities totaled $143 million for the six months ended June 30, 1995 compared to $168 million during the same period in 1994. Investments during the first half of 1995 include $119 million for the construction of new or improved facilities, $13 million for acquisition of nuclear fuel, and $5 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric Power Company's ("Wisconsin Electric") Point Beach Nuclear Plant.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, purchase of nuclear fuel, and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Depending upon market conditions, Wisconsin Electric, the principal utility subsidiary of Wisconsin Energy, may refund some issues of its current debt and issue approximately $100 million of additional long-term debt in a public offering later in 1995. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions.

Beginning June 1, 1992, Wisconsin Energy began issuing new shares of common stock through the company's stock plans. Previously, shares required for these plans were purchased on the open market. From January 1, 1995 to June 30, 1995, cash investments and reinvested dividends aggregating $24.2 million were used to purchase 876,935 new issue shares.

RESULTS OF OPERATIONS

Second Quarter Results:

Net Income increased 18.8% or by approximately $8.2 million during the second quarter of 1995 compared to the same period during 1994.

Total revenues increased 1.2% during the second quarter of 1995 compared to the second quarter of 1994. Electric revenues increased 2.4%. Primarily due to warm weather in June 1995, total electric retail revenues increased 3.5% in these comparative periods. In the second quarter of 1995, gas revenues decreased 5.7% from the same period in 1994. However, gas margins (operating revenue less cost of gas sold) increased 6.7% in these comparative periods as a result of an increase in gas deliveries.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

With the additional peaking capacity at the Paris Generating Station, the need for firm purchase power contracts was eliminated, resulting in a decrease of 19% in purchased power expenses between the three months ended June 30, 1995 and 1994. For the same periods, other operation and maintenance expenses also decreased 1.5%.

The annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994 for Wisconsin Electric customers remains effective in 1995.

ELECTRIC SALES
                                   Three Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,609,772        1,472,750       9.3
Small Commercial and Industrial     1,702,127        1,661,575       2.4
Large Commercial and Industrial     2,644,998        2,611,826       1.3
Other                                 376,125          396,838      (5.2)
                                   ----------       ----------
Total Retail and Municipal          6,333,022        6,142,989       3.1
Resale-Utilities                      240,058          408,691     (41.3)
                                   ----------       ----------
Total Sales                         6,573,080        6,551,680       0.3
- -------------------------------

Total electric kilowatt-hour sales during the second quarter of 1995 were flat compared to 1994. As measured by cooling degree days, the month of June 1995 was 6% warmer than June 1994, helping to push residential electric kilowatt-hour sales 9.3% higher in the second quarter of 1995 compared to the same period in 1994.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, decreased 2.4% during the quarter ended June 30, 1995 compared to the same period during 1994. Excluding the mines, total electric sales increased 0.6% and sales to the remaining large commercial and industrial customers increased 2.3% during the second quarter of 1995 compared to the same period in 1994.

GAS DELIVERIES
                                   Three Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                            49,845           42,982      16.0
Commercial and Industrial              30,652           28,495       7.6
Interruptible                          11,900           10,612      12.1
                                   ----------       ----------
Total Sales                            92,397           82,089      12.6
Transported Customer Owned Gas         59,967           55,365       8.3
                                   ----------       ----------
Total Gas Delivered                   152,364          137,454      10.8
- -------------------------------

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

GAS DELIVERIES - Cont'd

Natural gas therm deliveries during the second quarter of 1995 increased 10.8%, primarily due to cooler weather. As measured by heating degree days, the second quarter of 1995 weather was 4.9% cooler compared to the same period in 1994.

SOURCES OF NATURAL GAS

Wisconsin Natural Gas Company ("Wisconsin Natural") purchases gas for injection into storage for future withdrawal during the heating season under various arrangements with gas storage facilities. At June 30, 1995, the cost of natural gas stored for future use was $18.1 million, representing a $6.4 million decrease from the cost of natural gas stored at June 30, 1994. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For additional information regarding matters pertaining to gas operations, refer to ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 1994.

Year-to-Date Results:

Net Income increased 72% or by approximately $47.9 million during the six months ended June 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $45 million (net of tax) associated with Wisconsin Electric's and Wisconsin Natural's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Electric and Wisconsin Natural in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs.

Excluding the non-recurring charge in 1994, net income increased approximately $2.9 million during the six month period ended June 30, 1995 compared to the same period during 1994.

During the first six months of 1995 compared to the first six months of 1994, total revenues decreased 3.7%. Electric revenues were down 0.5% as a result of lower total electric energy sales. Gas revenues decreased 14.5% and gas margins (operating revenues less cost of gas sold) were down 8.6% as a result of lower natural gas deliveries.

Because of unscheduled outages during the first quarter of 1995 at two of Wisconsin Electric's most efficient power plants, Pleasant Prairie Power Plant and Point Beach Nuclear Plant, Wisconsin Electric purchased replacement energy on the spot market, resulting in increased purchased power costs of 25.8% during the six months ended June 30, 1995 compared to 1994. This was partially offset by a 3.1% decrease in fuel expenses between these same two periods such that total costs for fuel and purchased power was up only 0.6%. In the first six months of 1995, other operation and maintenance expenses decreased 6.2% compared to the first six months of 1994, reflecting among other things, the effects of the company's "revitalization" program.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


ELECTRIC SALES
                                    Six Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         3,299,128        3,268,195       0.9
Small Commercial and Industrial     3,416,854        3,319,361       2.9
Large Commercial and Industrial     5,187,352        5,074,258       2.2
Other                                 757,035          836,259      (9.5)
                                   ----------       ----------
Total Retail and Municipal         12,660,369       12,498,073       1.3
Resale-Utilities                      442,190          800,149     (44.7)
                                   ----------       ----------
Total Sales                        13,102,559       13,298,222      (1.5)
- -------------------------------

Total electric kilowatt-hour sales during the first six months of 1995 declined 1.5% compared to 1994 primarily to lower sales to other utilities. Retail electric sales increased 2% during the period.

Electric energy sales to the Empire and Tilden iron ore mines decreased 1.6% during the six months ended June 30, 1995 compared to the same period during 1994. Excluding the mines, total electric sales decreased 1.5% but sales to the remaining large commercial and industrial customers increased 3.3% during the six months ended June 30, 1995 compared to the same period during 1994.


GAS DELIVERIES
                                    Six Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                           195,048          210,651      (7.4)
Commercial and Industrial             120,978          126,385      (4.3)
Interruptible                          25,999           27,590      (5.8)
                                   ----------       ----------
Total Sales                           342,025          364,626      (6.2)
Transported Customer Owned Gas        141,834          124,628      13.8
                                   ----------       ----------
Total Gas Delivered                   483,859          489,254      (1.1)
- -------------------------------

Natural gas therm deliveries during the first six months of 1995 also decreased primarily due to mild weather in the first quarter of 1995. As measured by heating degree days, the first quarter of 1995 was 14.7% warmer compared to the same period in 1994. The warmer winter weather reduced residential and commercial sales which have higher margins. Interruptible and transportation deliveries combined showed an increase over the same period. However, the margin on these deliveries is lower than for residential and commercial customers.

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                         PART II -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in PART II of Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995.


RATE MATTERS

Wisconsin Retail Electric and Steam Jurisdictions

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the Public Service Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric and Wisconsin Natural filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The Citizens Utility Board ("CUB") filed a petition seeking a reduction in rates of $100 million and a hearing on the companies' request for a freeze on rates in 1996. Other parties filed in support of CUB's petition. The companies are opposing the petition. The PSCW staff has reviewed the companies' data and has developed a preliminary recommendation for an electric rate decrease of between 2% and 3%, a gas rate decrease of approximately 2.5%, and a steam rate decrease of about 5%. The PSCW staff recommendation is based upon a regulatory return on equity of 11.3%. This matter is expected to come before the PSCW in mid-August or September 1995. Any change in rates would likely not take effect until after January 1, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 1995 Annual Meeting of Stockholders held on May 17, 1995, all of the board of directors' nominees named below were elected as directors of the class whose term expires in 1998 by the indicated votes cast for and withheld with respect to each nominee. There was no solicitation in opposition to the nominees proposed in the proxy statement and there were no abstentions or broker non-votes with respect to the election of directors.

             Name of Nominee              For          Withheld
          ---------------------        ----------     ----------
          Robert A. Cornog             87,069,522      2,151,111
          Richard R. Grigg, Jr.        87,063,256      2,157,376
          Frederick P. Stratton, Jr.   87,137,447      2,083,186

The appointment of Price Waterhouse LLP as independent public accountant for 1995 was approved by the stockholders by a vote of 87,815,612 votes for and 810,472 votes against such approval. There were no abstentions and no broker non-votes with respect to such approval.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Cont'd

Three additional proposals, including two stockholder proposals, were presented to the meeting for a vote. The results of the voting of such proposals are as follows:

                                                                     Broker
       Proposal                  For        Against      Abstain    Non-Votes
- --------------------------    ----------   ----------   ---------   ----------
Approve Amendment and
 Restatement of WEC's Restated
 Articles of Incorporation    65,491,666   11,691,369   1,354,262   10,683,335

Stockholder Proposal #1
 To Declassify the
 Board of Directors           23,661,578   52,578,704   2,297,015   10,683,335

Stockholder Proposal #2
 To Amend the Bylaws to
 Prohibit Certain Individuals
 From Serving as a WEC
 Director                      9,239,670   66,305,795   2,991,832   10,683,335


Further information concerning these matters, including the complete text of the proposals presented for a vote and the name of each other director whose term of office as a director continued after the meeting to expire in 1996 or 1997, is contained in Wisconsin Energy's Proxy Statement dated April 10, 1995 with respect to the 1995 Annual Meeting of Stockholders.


ITEM 5.  OTHER INFORMATION

PARIS GENERATING STATION

In June 1995, two units, or approximately 150 megawatts of peaking capacity, were placed in-service marking the completion of the new Paris Generating Station. Previously in March 1995, two units, or another approximately 150 megawatts of peaking capacity, were placed in-service at this facility. Capital expenditures associated with the four units at this facility total approximately $105 million. The 300 megawatt natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin is expected to run less than 500 hours per year, helping meet electric peak demand requirements.

RECORD ELECTRIC PEAK DEMAND

On July 31, 1995, Wisconsin Electric reached a new all-time electric peak demand of 5,368 megawatts, during a period of unusually hot and humid weather. The previous record peak demand prior to the summer of 1995 of 4,950 megawatts was set on June 14, 1994.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


PURCHASED GAS ADJUSTMENT MECHANISM

On June 30, 1995, Wisconsin Natural filed with the PSCW a proposal to replace the current Purchased Gas Adjustment ("PGA") mechanism with a new market-based pricing mechanism. The proposed gas pricing mechanism would link gas commodity prices to market indices and incorporate all other gas supply costs such as transportation and storage, under a price cap. The price cap would be designed to provide balanced financial incentives and risks for Wisconsin Natural based on performance standards, while ensuring a reliable gas supply for consumers. On July 25, 1995, the PSCW decided to analyze and review this proposal as part of a generic PGA docket that will review alternatives for gas cost recovery. The matter is pending.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, WEC entered into an Agreement and Plan of Merger with NSP which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction, as previously reported in WEC's Current Report on Form 8-K dated as of April 28, 1995 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("WEC's
3/31/95 10-Q"). The Agreement and Plan of Merger was amended and restated as of July 26, 1995 to make certain nonsubstantive changes. The Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, is referred to herein as the "Merger Agreement." Further information concerning such agreement and proposed transaction is included in ITEM 1. FINANCIAL STATEMENTS, Notes to Financial Statements, in Part I of this report, and detailed information with respect thereto will be included in the Joint Proxy Statement/Prospectus which will be sent to shareholders of NSP and WEC in connection with their respective shareholder meetings to vote on the Merger Agreement and certain related matters.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of Wisconsin Energy and NSP after giving effect to the proposed business combination transaction ("Transaction") to form Primergy Corporation ("Primergy"). This pro forma financial information updates through the second quarter of 1995 pro forma financial information included in ITEM 5. OTHER INFORMATION in Part II of WEC's 3/31/95 10-Q. (WEC's 3/31/95 10-Q also contains unaudited pro forma combined condensed statements of income of Primergy for each of the three years in the period ended December 31, 1994, which are not repeated herein.) The unaudited pro forma combined condensed balance sheet at June 30, 1995 gives effect to the Transaction as if it had occurred at June 30, 1995. The unaudited pro forma combined condensed statements of income for the six months ended June 30, 1995 and 1994 and the twelve months ended June 30, 1995, give effect to the Transaction as if it had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION (Cont'd)

The Wisconsin Energy income statement for the six months ended June 30, 1994 includes a significant one-time pretax charge of $73.9 million for revitalization costs recorded in the first quarter of 1994. To provide a more representative recent twelve-month period summarizing combined operating results, a pro forma combined condensed statement of income for the twelve months ended June 30, 1995 is also presented.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of Wisconsin Energy and NSP. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

                                  PRIMERGY CORPORATION                         FORM 10-Q

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                      JUNE 30, 1995
                                     (In thousands)
                                                          NSP             WEC           Pro Forma      Pro Forma
           Pro Forma Balance Sheet                   (As Reported)   (As Reported)     Adjustments     Combined
  ------------------------------------------         --------------  --------------  --------------  --------------
                    Assets
Utility Plant
  Electric                                            $  6,456,240    $  4,598,068    $        -      $ 11,054,308
  Gas                                                      687,963         475,853             -         1,163,816
  Other                                                    287,969          39,700             -           327,669
                                                      -------------   -------------   -------------   -------------
     Total                                               7,432,172       5,113,621             -        12,545,793
  Accumulated provision for depreciation                (3,258,535)     (2,222,972)            -        (5,481,507)
  Nuclear fuel - net                                        86,016          56,873             -           142,889
                                                      -------------   -------------   -------------   -------------
     Net Utility Plant                                   4,259,653       2,947,522             -         7,207,175

Current Assets
  Cash and cash equivalents                                 58,371          14,424             -            72,795
  Accounts receivable - net                                289,612         124,606             -           414,218
  Accrued utility revenues                                  93,545          98,360             -           191,905
  Fossil fuel inventories                                   41,836          84,466             -           126,302
  Material & supplies inventories                          105,379          70,854             -           176,233
  Prepayments and other                                     50,083          90,150             -           140,233
                                                      -------------   -------------   -------------   -------------
     Total Current Assets                                  638,826         482,860             -         1,121,686

Other Assets
  Regulatory Assets                                        357,328         287,654             -           644,982
  External decommissioning fund                            173,881         253,657             -           427,538
  Investments in non-regulated projects
     and other investments                                 266,021         116,746             -           382,767
  Non-regulated property - net                             177,398         101,457             -           278,855
  Intangible assets and other (Note 4)                     130,772         251,148        (137,514)        244,406
                                                      -------------   -------------   -------------   -------------
     Total Other Assets                                  1,105,400       1,010,662        (137,514)      1,978,548
                                                      -------------   -------------   -------------   -------------
Total Assets                                          $  6,003,879    $  4,441,044    $   (137,514)   $ 10,307,409
                                                      =============   =============   =============   =============
           Liabilities and Equity

Capitalization
 Common stock equity:
  Common stock (Note 1)                               $    168,767    $      1,098    $   (167,669)   $      2,196
  Other stockholders' equity (Note 1)                    1,774,940       1,803,154         167,669       3,745,763
                                                      -------------   -------------   -------------   -------------
     Total Common Stock Equity                           1,943,707       1,804,252             -         3,747,959

  Cumulative preferred stock and premium                   240,469          30,451             -           270,920
  Long-term debt                                         1,465,599       1,253,148             -         2,718,747
                                                      -------------   -------------   -------------   -------------
     Total Capitalization                                3,649,775       3,087,851             -         6,737,626

Current Liabilities
  Current portion of long-term debt                        168,324          52,879             -           221,203
  Short-term debt                                          309,929         240,821             -           550,750
  Accounts payable                                         181,631          70,039             -           251,670
  Taxes accrued                                            145,761          10,104             -           155,865
  Other accrued liabilities                                136,424         103,174             -           239,598
                                                      -------------   -------------   -------------   -------------
     Total Current Liabilities                             942,069         477,017             -         1,419,086

Other Liabilities
  Deferred income taxes (Note 4)                           856,503         480,367        (137,514)      1,199,356
  Deferred investment tax credits                          168,599          91,913             -           260,512
  Regulatory liabilities                                   214,495         167,638             -           382,133
  Other liabilities and deferred credits                   172,438         136,258             -           308,696
                                                      -------------   -------------   -------------   -------------
     Total Other Liabilities                             1,412,035         876,176        (137,514)      2,150,697
                                                      -------------   -------------   -------------   -------------
Total Capitalization and Liabilities                  $  6,003,879    $  4,441,044    $   (137,514)   $ 10,307,409
                                                      =============   =============   =============   =============

See accompanying notes to pro forma combined condensed financial statements.


                                         - 14 -

                                                                                                                        FORM 10-Q

                                  PRIMERGY CORPORATION

               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                              6 MONTHS ENDED JUNE 30, 1995

                        (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                           $1,016,931     $ 691,196     $     -      $1,708,127
  Gas                                                   233,909       176,275           -         410,184
  Steam                                                     -           8,744           -           8,744
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       1,250,840       876,215           -       2,127,055

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          284,148       166,636           -         450,784
  Cost of Gas Sold & Transported                        139,613       105,339           -         244,952
  Other Operation                                       261,621       195,619           -         457,240
  Maintenance                                            81,025        59,212           -         140,237
  Depreciation and Amortization                         143,899        90,148           -         234,047
  Taxes Other Than Income Taxes                         124,352        36,537           -         160,889
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                           60,322        65,304           -         125,626
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       1,094,980       718,795           -       1,813,775
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                155,860       157,420           -         313,280

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            18,470           -             -          18,470
  Other Income and Deductions - Net                      15,696        12,591           -          28,287
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      34,166        12,591           -          46,757
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               190,026       170,011           -         360,037

Interest Charges                                         62,024        55,280           -         117,304

Preferred Dividends of Subsidiaries                       6,327           602           -           6,929
                                                      ----------    ----------    ----------    ----------
Net Income                                            $ 121,675     $ 114,129     $     -      $  235,804
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               67,107       109,352        42,009       218,468

Earnings Per Common Share                             $    1.81     $    1.04                  $     1.08
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.





















                                         - 15 -

                                                                                                                        FORM 10-Q

                                  PRIMERGY CORPORATION

               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                              6 MONTHS ENDED JUNE 30, 1994

                        (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                           $1,007,382     $ 694,514     $     -      $1,701,896
  Gas                                                   258,044       206,081           -         464,125
  Steam                                                     -           9,426           -           9,426
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       1,265,426       910,021           -       2,175,447

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          284,767       165,595           -         450,362
  Cost of Gas Sold & Transported                        163,631       128,438           -         292,069
  Other Operation                                       259,068       207,670           -         466,738
  Maintenance                                            81,913        63,936           -         145,849
  Depreciation and Amortization                         135,711        87,389           -         223,100
  Taxes Other Than Income Taxes                         118,376        40,415           -         158,791
  Revitalization Charges                                    -          73,900           -          73,900
  Income Taxes                                           70,638        35,388           -         106,026
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       1,114,104       802,731           -       1,916,835
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                151,322       107,290           -         258,612

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            12,757           -             -          12,757
  Other Income and Deductions - Net                       3,435        13,034           -          16,469
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      16,192        13,034           -          29,226
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               167,514       120,324           -         287,838

Interest Charges                                         48,911        53,323           -         102,234

Preferred Dividends of Subsidiaries                       6,113           749           -           6,862
                                                      ----------    ----------    ----------    ----------
Net Income                                            $ 112,490     $  66,252     $     -      $  178,742
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               66,765       107,525        41,795       216,085

Earnings Per Common Share                             $    1.68     $    0.62                  $     0.83
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.





















                                         - 16 -

                                                                               FORM 10-Q


                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                         12 MONTHS ENDED JUNE 30, 1995

                   (In thousands, except per share amounts)


                                                          NSP           WEC       Pro Forma      Pro Forma
                                                     (As Reported) (As Reported) Adjustments     Combined
                                                      -----------   -----------  -----------   ------------
Utility Operating Revenues
  Electric                                           $2,076,194    $1,400,244    $      -      $3,476,438
  Gas                                                   395,768       294,543           -         690,311
  Steam                                                     -          13,599           -          13,599
                                                      ----------    ----------    ----------    ----------
       Total Operating Revenues                       2,471,962     1,708,386           -       4,180,348

Utility Operating Expenses
  Electric Production-Fuel and Purchased Power          570,257       329,526           -         899,783
  Cost of Gas Sold & Transported                        239,425       176,412           -         415,837
  Other Operation                                       538,725       386,960           -         925,685
  Maintenance                                           169,257       119,878           -         289,135
  Depreciation and Amortization                         281,990       180,373           -         462,363
  Taxes Other Than Income Taxes                         240,540        72,157           -         312,697
  Revitalization Charges                                    -             -             -             -
  Income Taxes                                          118,912       129,677           -         248,589
                                                      ----------    ----------    ----------    ----------
       Total Operating Expenses                       2,159,106     1,394,983           -       3,554,089
                                                      ----------    ----------    ----------    ----------
Utility Operating Income                                312,856       313,403           -         626,259

Other Income (Expense)
  Equity Earnings of Unconsolidated Investees            41,576           -             -          41,576
  Other Income and Deductions - Net                      18,770        26,522           -          45,292
                                                      ----------    ----------    ----------    ----------
       Total Other Income (Expense)                      60,346        26,522           -          86,868
                                                      ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                               373,202       339,925           -         713,127

Interest Charges                                        120,328       109,976           -         230,304

Preferred Dividends of Subsidiaries                      12,578         1,204           -          13,782
                                                      ----------    ----------    ----------    ----------
Net Income                                           $  240,296    $  228,745    $      -      $  469,041
                                                      ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)               67,004       108,931        41,945       217,880

Earnings Per Common Share                            $     3.59    $     2.10                  $     2.15
                                                      ==========    ==========                  ==========

See accompanying notes to pro forma combined condensed financial statements.

















                                    - 17 -

                                                                     FORM 10-Q

                             PRIMERGY CORPORATION
                  ------------------------------------------
     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS




1. The pro forma combined condensed financial statements reflect the conversion of each share of NSP Common Stock ($2.50 par value) outstanding into 1.626 shares of Primergy Common Stock ($.01 par value) and the continuation of each share of WEC Common Stock ($.01 par value) outstanding as one share of Primergy Common Stock, as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

2. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $30 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

3. Intercompany transactions (including purchased and exchanged power transactions) between NSP and WEC during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

4. A pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the pro forma combined condensed balance sheet into one net amount. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.  The following Exhibits are filed with this report:

      Exhibit No.

      (3)-1 Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995.

      (10)-1 Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter amendment.

      (10)-2 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended April 26, 1995.

      (10)-3 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995.

      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057; certain other related documents were also filed as exhibits to such report.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)

      (99)-1 Primergy Corporation unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994. (Included in Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)


(b)   Reports on Form 8-K:

      A Current Report on Form 8-K, dated as of April 28, 1995, was filed on May 3, 1995 with respect to the Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp.

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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)





                                      /s/ R. A. Abdoo
                                      --------------------------------------
Date:    August 3, 1995              R. A. Abdoo, Chairman of the Board,
                                        President and Chief Executive
                                        Officer





                                      /s/ J. G. Remmel
                                      --------------------------------------
Date:    August 3, 1995              J. G. Remmel, Vice President
                                         and Treasurer - Principal
                                         Financial Officer

                         Wisconsin Energy Corporation

                                 EXHIBIT INDEX
                                 -------------

                      Form 10-Q for Quarter ended 6/30/95

   Exhibit
   Number
   -------

      The following Exhibits are filed with this report:

      (3)-1 Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995.

      (10)-1 Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter amendment.

      (10)-2 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended April 26, 1995.

      (10)-3 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995.

      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)

      (99)-1 Primergy Corporation unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994. (Included in Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)