Form 10-Q
period 1995-09-30
WISCONSIN ENERGY CORP
filed 1995-11-13
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


                                (414) 221-2345
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at October 31, 1995
     ---------------------------            -------------------------------
     $.01 Par Value Common Stock                   110,453,869 Shares

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                  Three Months Ended            Nine Months Ended
                                                     September 30                  September 30
                                                 -------------------           -------------------
                                                  1995          1994            1995          1994
                                                 ------        ------          ------        ------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                     $385,725      $361,735      $1,076,921    $1,056,249
  Gas                                            39,426        37,563         215,701       243,644
  Steam                                           1,262         1,214          10,006        10,640
                                               --------      --------       ---------     ---------
        Total Operating Revenues                426,413       400,512       1,302,628     1,310,533

Operating Expenses
  Fuel                                           89,179        73,061         228,609       217,022
  Purchased power                                 5,521        11,722          32,727        33,356
  Cost of gas sold                               24,476        23,149         129,815       151,587
  Other operation expenses                      102,953        99,190         298,572       306,860
  Maintenance                                    23,319        29,593          82,531        93,529
  Revitalization                                   -             -               -           73,900
  Depreciation                                   46,745        44,911         136,893       132,300
  Taxes other than income taxes                  19,212        18,570          55,749        58,985
  Federal income tax                             30,854        22,695          83,865        66,852
  State income tax                                7,139         5,248          19,767        15,832
  Deferred income taxes - net                    (2,568)        2,270            (662)      (14,795)
  Investment tax credit - net                    (1,121)       (1,145)         (3,362)       (3,433)
                                               --------      --------       ---------      --------
        Total Operating Expenses                345,709       329,264       1,064,504     1,131,995


Operating Income                                 80,704        71,248         238,124       178,538

Other Income and Deductions
  Interest income                                 5,168         4,925          12,935        12,865
  Allowance for other funds used
    during construction                           1,020         1,358           2,674         4,119
  Miscellaneous - net                              (546)        1,328           2,317         3,207
  Income taxes                                      360          (230)            667           224
                                               --------      --------        --------      --------
        Total Other Income and Deductions         6,002         7,381          18,593        20,415

Income Before Interest Charges and Preferred
  Dividend                                       86,706        78,629         256,717       198,953

Interest Charges
  Interest expense                               29,316        28,192          87,046        84,036
  Allowance for borrowed funds used
    during construction                          (1,346)       (1,354)         (3,796)       (3,875)
                                               --------      --------        --------      --------
        Total Interest Charges                   27,970        26,838          83,250        80,161

Preferred Dividend Requirement of
  Subsidiary                                        300           301             902         1,050
                                               --------      --------        --------      --------
Net Income                                     $ 58,436      $ 51,490        $172,565      $117,742
                                               ========      ========        ========      ========
Average Shares Outstanding (Thousands)          110,093       108,314         109,602       107,791

Earnings Per Share of Common Stock             $   0.53      $   0.48        $   1.57      $   1.09
                                               ========      ========        ========      ========
Dividends Per Share of Common Stock            $ 0.3675      $ 0.3525        $ 1.0875      $1.04375
                                               ========      ========        ========      ========

See accompanying notes to consolidated financial statements.

                                                    - 2 -

                                       WISCONSIN ENERGY CORPORATION                                                     FORM 10-Q

                                   CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                      September 30, 1995              December 31, 1994
                                                      ------------------              -----------------
                                                                   (Thousands of Dollars)
              Assets
              ------
Utility Plant
  Electric                                                 $4,495,690                     $4,304,925
  Gas                                                         480,594                        467,732
  Steam                                                        39,937                         40,103
  Accumulated provision for depreciation                   (2,257,255)                    (2,134,469)
                                                           ----------                     ----------
                                                            2,758,966                      2,678,291

  Construction work in progress                                67,275                        205,835
  Nuclear fuel - net                                           52,676                         56,606
                                                           ----------                     ----------
     Net Utility Plant                                      2,878,917                      2,940,732

Other Property and Investments                                638,853                        596,719

Current Assets
  Cash and cash equivalents                                    15,590                          8,976
  Accounts receivable                                         135,531                        114,657
  Accrued utility revenues                                     88,682                        128,107
  Materials, supplies and fossil fuel                         166,600                        158,946
  Prepayments and other assets                                 63,423                         68,272
                                                           ----------                     ----------
     Total Current Assets                                     469,826                        478,958

Deferred Charges and Other Assets
  Accumulated deferred income taxes                           141,037                        139,927
  Other                                                       326,627                        251,923
                                                           ----------                     ----------
     Total Deferred Charges and Other Assets                  467,664                        391,850
                                                           ----------                     ----------
Total Assets                                               $4,455,260                     $4,408,259
                                                           ==========                     ==========

        Capitalization and Liabilities
        ------------------------------
Capitalization
  Common stock                                             $  665,143                     $  625,657
  Retained earnings                                         1,172,385                      1,118,909
                                                           ----------                     ----------
     Total Common Stock Equity                              1,837,528                      1,744,566

  Preferred stock - redemption not required                    30,451                         30,451
  Long-term debt                                            1,249,725                      1,283,686
                                                           ----------                     ----------
     Total Capitalization                                   3,117,704                      3,058,703

Current Liabilities
  Long-term debt due currently                                 51,263                         32,531
  Short-term debt                                             211,490                        252,055
  Accounts payable                                             80,473                         91,795
  Accrued liabilities                                          58,802                         68,234
  Other                                                        52,547                         29,822
                                                           ----------                     ----------
     Total Current Liabilities                                454,575                        474,437

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           483,087                        475,541
  Other                                                       399,894                        399,578
                                                           ----------                     ----------
     Total Deferred Credits and Other Liabilities             882,981                        875,119
                                                           ----------                     ----------
Total Capitalization and Liabilities                       $4,455,260                     $4,408,259
                                                           ==========                     ==========

See accompanying notes to consolidated financial statements.



                                                      - 3 -

                                                                                                                        FORM 10-Q
                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                               Nine Months Ended September 30
                                                               ------------------------------
                                                                 1995                   1994
                                                                ------                 ------
                                                                   (Thousands of Dollars)
Operating Activities:
Net income                                                   $ 172,565              $ 117,742
Reconciliation to cash:
  Depreciation                                                 136,893                132,300
  Nuclear fuel expense - amortization                           17,745                 16,775
  Conservation expense - amortization                           16,114                 17,705
  Debt premium, discount & expense - amortization                8,923                 10,902
  Revitalization - net                                          (4,384)                54,810
  Deferred income taxes - net                                     (662)               (14,795)
  Investment tax credit - net                                   (3,362)                (3,433)
  Allowance for other funds used during construction            (2,674)                (4,119)
  Change in: Accounts receivable                               (20,874)                27,693
             Inventories                                        (7,654)                 5,739
             Accounts payable                                  (11,322)               (28,514)
             Other current assets                               44,274                 33,380
             Other current liabilities                          13,293                 (4,232)
  Other                                                          4,158                 (1,163)
                                                              --------               --------
Cash Provided by Operating Activities                          363,033                360,790

Investing Activities:
  Construction expenditures                                   (184,757)              (207,121)
  Allowance for borrowed funds used during construction         (3,796)                (3,875)
  Nuclear fuel                                                 (15,097)               (18,809)
  Nuclear decommissioning trust                                 (8,172)                (7,732)
  Conservation investments - net                                 2,362                (11,333)
  Other                                                         (8,726)               (23,302)
                                                              --------               --------
Cash Used in Investing Activities                             (218,186)              (272,172)

Financing Activities:
  Sale of common stock                                          39,478                 40,199
  Sale of long-term debt                                       108,941                 20,369
  Retirement of preferred stock                                   -                    (5,250)
  Retirement of long-term debt                                (127,006)               (29,675)
  Change in short-term debt                                    (40,565)                10,344
  Dividends on stock - common                                 (119,081)              (112,416)
                                                              --------               --------
Cash Used in Financing Activities                             (138,233)               (76,429)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  6,614              $  12,189
                                                              ========               ========


Supplemental Information Disclosures:

Cash Paid for -
  Interest (net of amount capitalized)                        $ 78,275               $ 71,915
  Income taxes                                                 111,638                113,163


See accompanying notes to consolidated financial statements.














                                                      - 4 -

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and the nine months ended September 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

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

    The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings were made on August 4, 1995 with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required. On September 13, 1995 the stockholders of WEC and NSP voted, in their respective stockholder meetings, to approve the Merger Agreement and certain other related matters. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory Commission in late October 1995. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this report contains further information concerning the proposed transaction and provides pro forma combined condensed financial information for Primergy.

3. WEC intends to merge its gas utility subsidiary, Wisconsin Natural Gas Company, into its electric utility subsidiary, Wisconsin Electric Power Company ("WE") to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

4. In September and October 1995, WE, the company's principal utility subsidiary, issued $98,350,000 of unsecured variable rate promissory notes maturing between March 1, 2006 and September 1, 2030. These notes were issued as a revenue and collateral source for an equal principal amount of tax exempt Refunding Revenue Bonds issued on WE's behalf. Proceeds from the promissory notes were used to refund various issues of WE's First Mortgage Bonds totaling $98,350,000 that were called for optional redemption.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC") has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. Additional information concerning such agreement and proposed transaction and pro forma financial information with respect thereto is included in ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in
Part II of this report. Information concerning WEC and NSP stockholder approval of such agreement is included in ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS in Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled $363 million during the nine months ended September 30, 1995. This compares to approximately $361 million provided during the same period in 1994.

WEC's consolidated investing activities totaled $218 million for the nine months ended September 30, 1995 compared to $272 million during the same period in 1994. Investments during the first nine months of 1995 include approximately $185 million for the construction of new or improved facilities, $15 million for acquisition of nuclear fuel, and $8 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric Power Company's ("WE") Point Beach Nuclear Plant ("Point Beach").

On August 29, 1995, WE, the principal utility subsidiary of WEC, called for optional redemption $98.35 million aggregate principal amount of fixed rate tax exempt bonds issued by three political jurisdictions on WE's behalf that were secured by issues of WE's First Mortgage Bonds with terms corresponding to the tax exempt bonds called for redemption. During September and October 1995, the three political jurisdictions issued $98.35 million aggregate principal amount of new tax exempt bonds on behalf of WE, collateralized by unsecured variable rate promissory notes issued by WE with terms corresponding to the respective issues of the refunding tax exempt bonds, the proceeds of which were used to finance such optional redemptions. The WE First Mortgage Bonds, which collateralized the redeemed tax exempt bonds, have also been canceled.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, purchase of nuclear fuel, and payments to the external trust for the eventual decommissioning of Point Beach. Depending upon market conditions and other factors, WE may issue approximately $100 million of additional intermediate or long-term debt in a public offering before the end of 1995.

From January 1, 1995 through September 30, 1995, WEC issued 1,440,794 shares of common stock which were purchased through the company's stock plans with cash investments and reinvested dividends aggregating approximately $39.5 million.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS

Third Quarter Results:

Net Income increased 13.5% or by $6.9 million during the third quarter of 1995 compared to the same period in 1994.

Total revenues increased 6.5% during the third quarter of 1995 compared to the third quarter of 1994. Primarily due to warmer weather in the 1995 third quarter, electric revenues rose 6.6% and kilowatt-hour sales increased 6.2%. Gross margin on electric sales (operating revenues less fuel and purchased power) increased 5.1%. Gas revenues rose 5.0% as a result of a 19% increase in total natural gas deliveries. Since a majority of the increase in gas deliveries was to low margin interruptible and transportation customers, gross margin on gas deliveries (operating revenues less cost of gas sold) increased 3.7%, less than the increase in gas revenues. In the third quarter of 1995 compared to the third quarter of 1994, maintenance expenses decreased 21.2% due in part to increased efficiencies gained through WE and Wisconsin Natural Gas Company's ("WN") revitalization program.

The annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994 for WE customers remains effective in 1995.

ELECTRIC SALES

                                 Three Months Ended September 30
                                 -------------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
-------------------------------    ----------       ----------    --------
Residential                         1,919,726        1,699,442      13.0
Small Commercial and Industrial     1,883,412        1,721,476       9.4
Large Commercial and Industrial     2,872,876        2,803,350       2.5
Other                                 412,772          382,146       8.0
                                   ----------       ----------
Total Retail and Municipal          7,088,786        6,606,414       7.3
Resale-Utilities                      320,764          368,341     (12.9)
                                   ----------       ----------
Total Sales                         7,409,550        6,974,755       6.2
-------------------------------

Total electric kilowatt-hour sales during the third quarter of 1995 were positively impacted by, among other things, substantially warmer weather conditions compared to 1994. As measured by cooling degree days, the quarter was 17.2% warmer than the same period in 1994. Electric energy sales to the Empire and Tilden iron ore mines, WE's two largest customers, decreased 2.2% during the three months ended September 30, 1995 compared to the three months ended September 30, 1994. Excluding the mines, total electric sales increased 6.9% and sales to the remaining large commercial and industrial customers increased 3.5%.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


GAS DELIVERIES

                                 Three Months Ended September 30
                                 -------------------------------
Therms Delivered - Thousands          1995             1994       % Change
-------------------------------    ----------       ----------    --------
Residential                            23,955           22,575       6.1
Commercial and Industrial              12,506           14,250     (12.2)
Interruptible                          12,707            9,586      32.6
                                   ----------       ----------
Total Sales                            49,168           46,411       5.9
Transported Customer Owned Gas         65,991           50,397      30.9
                                   ----------       ----------
Total Gas Delivered                   115,159           96,808      19.0
-------------------------------

Natural gas therm deliveries during the third quarter of 1995 increased 19.0% compared to the third quarter of 1994, primarily due to electric generation peaking requirements as a result of the hot summer weather noted above. Interruptible sales to Concord ("Concord") and Paris ("Paris") Generating Stations increased by 4.8 million therms and transportation deliveries to Paris increased by about 13.2 million therms in the third quarter of 1995 compared to 1994. Deliveries to Concord and Paris, peaking power plants owned by WE, are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). All of the respective generating units at Concord and Paris were in operation during the third quarter of 1995 while only the generating units at Concord were in operation during the third quarter of 1994.

For additional information regarding matters pertaining to electric and gas operations, refer to ITEM 1. BUSINESS - ELECTRIC UTILITY OPERATIONS and to
ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of WEC's Annual Report on Form 10-K for the year ended December 31, 1994.

Year-to-Date Results:

Net Income increased $54.8 million or 46.6% during the nine months ended September 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $45 million (net of tax) associated with WE and WN's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position WE and WN in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge in 1994, net income increased $9.8 million or 6% during the nine month period ended September 30, 1995 compared to the same period in 1994.

Total revenues decreased 0.6% during the first nine months of 1995 compared to the first nine months of 1994. Electric revenues rose 2% as a result of a 1.2% increase in kilowatt-hour sales. Gross margin on electric sales (operating revenues less fuel and purchased power) increased 1.2%. Gas revenues fell 11.5% and gas margins (operating revenues less cost of gas sold) decreased 6.7% primarily as a result of a decrease in residential and

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


RESULTS OF OPERATIONS - Cont'd

commercial and industrial sales. In the first nine months of 1995, other operation and maintenance expenses decreased 4.8% compared to the first nine months of 1994, reflecting among other things the effects of WE and WN's "revitalization" program.

ELECTRIC SALES

                                  Nine Months Ended September 30
                                  ------------------------------
Electric Sales - Megawatt Hours       1995              1994       % Change
-------------------------------    ----------        ----------    --------
Residential                         5,218,854         4,967,637       5.1
Small Commercial and Industrial     5,300,266         5,040,837       5.1
Large Commercial and Industrial     8,060,228         7,877,608       2.3
Other                               1,169,807         1,218,405      (4.0)
                                   ----------        ----------
Total Retail and Municipal         19,749,155        19,104,487       3.4
Resale-Utilities                      762,954         1,168,490     (34.7)
                                   ----------        ----------
Total Sales                        20,512,109        20,272,977       1.2
-------------------------------

Total electric kilowatt-hour sales during the first nine months of 1995 were positively impacted by, among other things, warmer weather conditions during the summer of 1995. However, this was somewhat offset by mild winter weather in the first quarter of 1995. As measured by cooling degree days, the first three quarters of 1995 were 9.5% warmer compared to the same period in 1994. As measured by heating degree days, however, the first quarter of 1995 was 14.7% warmer compared to 1994.

Electric energy sales to the Empire and Tilden iron ore mines decreased 1.4% during the nine months ended September 30, 1995 compared to the same period in 1994. Excluding the mines, total electric sales increased 1.4% and sales to the remaining large commercial and industrial customers increased 3.4%.

GAS DELIVERIES

                                 Nine Months Ended September 30
                                 ------------------------------
Therms Delivered - Thousands          1995            1994        % Change
-------------------------------    ----------      ----------     --------
Residential                           219,003         233,226       (6.1)
Commercial and Industrial             133,484         140,635       (5.1)
Interruptible                          38,706          37,176        4.1
                                   ----------      ----------
Total Sales                           391,193         411,037       (4.8)
Transported Customer Owned Gas        207,825         175,025       18.7
                                   ----------      ----------
Total Gas Delivered                   599,018         586,062        2.2
-------------------------------

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


GAS DELIVERIES - Cont'd

Natural gas therm deliveries during the first nine months of 1995 increased 2.2% compared to the same period in 1994. Combined residential sales and commercial and industrial sales, which have higher margins, declined 5.7%, primarily due to the mild winter weather in the first quarter of 1995. Offsetting the decline in residential and commercial and industrial sales, combined interruptible sales and transportation deliveries, which have lower margins, increased 16.2% over the same period, primarily as a result of the hot summer weather and the increased deliveries to Concord and Paris noted above.

For certain other information which may impact WEC's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Energy Corporation's ("WEC") Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in Part II of WEC's Quarterly Reports on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.

WISCONSIN RETAIL RATE MATTERS

1996 Test Year: On May 1, 1995, WE and WN filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. At the PSCW's open meeting on August 21, 1995, the PSCW determined that the electric, gas and steam rates for 1996 should be decreased from current levels. The dollar impacts and percentage decreases for electric, gas and steam rates are approximately $33 million (2.75%), $8 million (2.6%) and approximately $0.8 million (5.1%), respectively, on an annualized basis. In its letter dated September 11, 1995, the PSCW directed that the rate decreases be implemented effective January 1, 1996.

1997 Test Year: In its letter dated September 11, 1995, the PSCW instructed WE and WN to file in January 1996 specific financial data related to the 1997 test year. The PSCW has determined that it will need a full review of WE and WN's rates for the 1997 test year in connection with the consideration of the application for approval of the proposed merger of WEC and NSP. Further information concerning the proposed merger is included in ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this report.

DRY CASK STORAGE MATTER

On August 24, 1995, the Citizens' Utility Board ("CUB"), a consumer advocacy group, and other parties mailed to WE and the Wisconsin Department of Natural Resources ("WDNR") a formal "Notice of Intent to Sue" stating that they would

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


DRY CASK STORAGE MATTER - Cont'd

commence a citizens suit premised on an alleged failure of WE to obtain WDNR approval under Wisconsin's "radioactive waste site exploration" law prior to doing soil test borings in connection with its dry cask storage facility at Point Beach Nuclear Plant. If such a suit is commenced, WE would vigorously defend, taking the position that this law is not applicable to the activities in question. See ITEM 5. OTHER INFORMATION - DRY CASK STORAGE PROJECT below for further information concerning the dry cask storage facility.

ENVIRONMENTAL COMPLIANCE

Marina Cliffs Barrel Dump Site: The Environmental Protection Agency ("EPA") has identified WE as a potentially responsible party ("PRP") at the Marina Cliffs Barrel Dump Site (Northwestern Barrel) in South Milwaukee, Wisconsin. This site is a former commercial barrel recycling facility which cleaned, reconditioned and sold used barrels. WE is alleged to have sent empty barrels to this facility. The Company has joined a recently created PRP group which has been formed to remediate the site. WE has no reason to believe that it is responsible for the contamination at this site.

Lauer Landfill: Waste Management, Wisconsin a successor owner of the Lauer Landfill, a private sanitary landfill in Milwaukee, Wisconsin, has undertaken the private remediation of contamination allegedly emanating therefrom. Waste Management, Wisconsin has written to WE indicating that it anticipates, because WE was, according to Waste Management, Wisconsin records, a user of that landfill, that it will seek recovery of a portion of its remediation costs from WE. WE has not yet met with Waste Management, Wisconsin regarding this matter.

Manistique River/Harbor Area: In 1993-94, WE received three requests for information or PRP letters from the EPA regarding the disposition of WE transformers and capacitors from WE's prior operations in the area, as well as WE's financial status. The EPA states that the area, which is located in the upper peninsula of Michigan, has PCB contamination. WE recently became aware that, in 1974, three oil-filled transformers were sold to a local junk/salvage dealer. WE has no reason to believe that it is responsible in total or in part for the PCB contamination in the Manistique River/Harbor area. WE has learned, through other sources, that the EPA and two PRPs (Edison Sault Electric Company and Manistique Papers) have reached an agreement that provides for capping the harbor, which should remedy the situation in whole or in part.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 1995, the stockholders of WEC and NSP voted, in their respective stockholder meetings, to approve the proposed merger between the two companies and their subsidiaries as well as to approve several related items. Further information about WEC's stockholder votes at the September 13, 1995 special meeting was previously reported in WEC's Current Report on Form 8-K dated as of September 13, 1995. ITEM 1. FINANCIAL STATEMENTS, Notes to Financial Statements, in Part I of this report and ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this report contain further information concerning the proposed merger.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

ITEM 5.  OTHER INFORMATION

POINT BEACH UNIT 2 STEAM GENERATORS

In October 1992, WE filed an application with the PSCW for the replacement in the fall of 1996 of the Unit 2 steam generators at Point Beach Nuclear Plant. This would allow for the unit's operation until the expiration of its operating license in 2013. Without the replacement of the steam generators, it is believed that the unit would not be able to operate to the end of its current license. The PSCW has deferred a decision on the steam generator replacements in part to gather more information during the refueling outage in the fall of 1995. It is anticipated that the final order in this matter will be issued in early 1996.

During the October 1995 Unit 2 refueling outage, inspections of the steam generators indicated that corrosion has continued to degrade some of the internal components, which had reduced the plant's power capability. Prior to the current outage, degraded tubes in the steam generators had reduced the output of the 500 megawatt unit by 10 to 15 megawatts. Plugging the degraded tubes identified in this most recent inspection would additionally reduce output of Unit 2. WE is evaluating appropriate operating parameters for the unit, which will determine future maximum output levels. WE does not expect output to be reduced to less than 75% of rated capacity. WE is currently exploring repair options and is discussing them with the Nuclear Regulatory Commission ("NRC"). Return to service will require NRC approvals for a change to the plant technical specifications regarding reactor flow and the selected repair option. WE expects to make repairs and return Unit 2 to service by late November or early December 1995.

DRY CASK STORAGE PROJECT

In November 1991, WE filed an application with the PSCW for authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI will provide interim dry cask storage of spent fuel from Point Beach. Public hearings on the proposed project were held during October 1994. On February 13, 1995, WE received a Certificate of Authority from the PSCW to construct and operate the ISFSI. Construction was completed in October 1995. WE expects to begin loading the first storage casks in December 1995. See ITEM 1. BUSINESS - SOURCES OF GENERATION - NUCLEAR - "Spent Fuel Storage and Disposal" and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999" in WEC's Annual Report on Form 10-K for the year ended December 31, 1994 for further information concerning the PSCW's approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach, the need for such dry storage facility, and pending petitions for judicial review of the PSCW's decision.

PSCW ELECTRIC UTILITY INDUSTRY INVESTIGATION

The PSCW is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for the state. The PSCW stated that this investigation may result in profound and fundamental

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


PSCW ELECTRIC UTILITY INDUSTRY INVESTIGATION - Cont'd

changes to the nature and regulation of the electric utility industry in Wisconsin. In January 1995, the PSCW established an advisory committee ("committee"), including WE, to examine all aspects of electrical service and the electric utility industry and to suggest which functions should be performed in a competitive market. The PSCW established a timetable to submit a final report to the Wisconsin Legislature by the end of 1995. In October 1995, with the committee unable to reach consensus on a legislative package of how to restructure Wisconsin's electric utility industry, the committee and the PSCW agreed not to submit a proposal to the Wisconsin Legislature until after 1996. The PSCW still intends to decide on December 12, 1995 the general direction of utility regulation in Wisconsin. The PSCW has indicated that during 1996 it will seek changes in applicable administrative rules under its jurisdiction.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, WEC entered into an Agreement and Plan of Merger with NSP which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction, as previously reported in WEC's Current Reports on Form 8-K dated as of April 28, 1995 and as of September 13, 1995 and in its Quarterly Reports on Form 10-Q for the quarters ended
March 31, 1995 and June 30, 1995 ("WEC's 3/31/95 and 6/30/95 10-Qs").  The
Agreement and Plan of Merger was amended and restated as of July 26, 1995 to make certain nonsubstantive changes. The Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, is referred to herein as the "Merger Agreement." Detailed information with respect to the Merger Agreement and the transactions contemplated thereby is contained in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the shareholders of WEC and NSP to vote on the Merger Agreement and related matters.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission ("FERC") seeking approval of the proposed business combination. FERC has received a number of protests about and requests for hearings on the application to which WEC and NSP have responded. The matter is pending. Applications for approval of the mergers contemplated by the Merger Agreement and related transactions, including, in the case of certain commissions, the issuance of securities in connection therewith, were filed in early August 1995 with the Minnesota, Wisconsin, North Dakota and Michigan utility commissions. An application for disclaimer of jurisdiction was filed with the South Dakota utility commission concurrently with other state applications. The PSCW has determined that it will need a full review of WE's rates for the 1997 test year in connection with the consideration of the application for approval of the mergers contemplated by the Merger Agreement and related transactions. The Merger Agreement and certain related matters were approved by shareholders of WEC and NSP at their respective meetings of shareholders held on September 13, 1995. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY - Cont'd

Commission in late October 1995. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996.

Further information concerning the Merger Agreement and the proposed business combination transaction is included in ITEM 1. FINANCIAL STATEMENTS, Notes to Financial Statements, in Part I and in ITEM 1. LEGAL PROCEEDINGS and ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS in Part II of this report.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of WEC and NSP after giving effect to the proposed business combination transaction ("Transaction") to form Primergy Corporation ("Primergy"). This pro forma financial information updates through the third quarter of 1995 pro forma financial information included in ITEM 5. OTHER INFORMATION in Part II of WEC's 3/31/95 and 6/30/95 10-Qs. (WEC's 3/31/95 10-Q also contains unaudited pro forma combined condensed statements of income of Primergy for each of the three years in the period ended December 31, 1994, which are not repeated herein.) The unaudited pro forma combined condensed balance sheet information at September 30, 1995 gives effect to the Transaction as if it had occurred at September 30, 1995. The selected unaudited pro forma combined income statement information for the nine months ended September 30, 1995 gives effect to the Transaction as if it had occurred at January 1, 1995. This financial information is prepared on the basis of accounting for the Transaction as a pooling of interests.

The following unaudited pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of WEC and NSP. A $141 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the pro forma combined condensed balance sheet information into one net liability amount. The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $30,000,000. None of these estimated cost savings, the costs to achieve such savings, or transaction costs are reflected in the unaudited pro forma financial information. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma financial information. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION - Cont'd


PRIMERGY CORPORATION:          (in millions, except per share amounts)

                                       NSP           WEC      Pro Forma
                                  (As Reported) (As Reported) Combined
As of 9/30/95:
 Utility Plant-Net                  $ 4,282      $ 2,879       $ 7,161
 Current Assets                         625          470         1,095
 Other Assets                         1,166        1,106         2,131
                                      -----        -----         -----
    Total Assets                    $ 6,073      $ 4,455      $ 10,387

 Common Stockholder's Equity        $ 2,003      $ 1,838      $  3,841
 Preferred Stock and Premium            241           30           271
 Long-term Debt                       1,545        1,250         2,795
                                      -----        -----         -----
    Total Capitalization              3,789        3,118         6,907
 Current Liabilities                    858          455         1,313
 Other Liabilities                    1,426          882         2,167
                                      -----        -----         -----
    Total Equity & Liabilities      $ 6,073      $ 4,455      $ 10,387

For the Nine Months Ended 9/30/95:
 Utility Operating Revenues         $ 1,916      $ 1,303      $  3,219
 Utility Operating Income           $   267      $   238      $    505
 Net Income, after Preferred
    Dividend Requirements           $   207      $   173      $    380
 Earnings per Common Share:
    As reported                     $  3.09      $  1.57             -
    Primergy Shares                       -            -      $   1.74

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                        ------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the nine months ended September 30, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin
                Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619 ("Form S-4, No. 33-61619").)

      (3)-1 Bylaws of WEC, as amended and restated July 26, 1995. (Exhibit (3)-2 to Form S-4, No. 33-61619.)

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K, dated as of September 13, 1995, was filed on September 13, 1995 with respect to stockholder approval of the proposed merger with Northern States Power Company.

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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)





                                      /s/ R. A. Abdoo
                                      --------------------------------------
Date:  November 10, 1995              R. A. Abdoo, Chairman of the Board,
                                         President and Chief Executive Officer






                                      /s/ J. G. Remmel
                                      --------------------------------------
Date:  November 10, 1995              J. G. Remmel, Vice President
                                        and Treasurer - Principal Financial
                                        Officer

                         WISCONSIN ENERGY CORPORATION
                         ----------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1995



Exhibit
Number
-------

The following Exhibit is filed with this report:

 (27)-1 Wisconsin Energy Corporation ("WEC or Wisconsin Energy") Financial Data Schedule for the nine months ended September 30, 1995.

The following Exhibits are incorporated herein by reference:

 (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin
           Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619 ("Form S-4, No. 33-61619").)

 (3)-1     Bylaws of WEC, as amended and restated July 26, 1995.
           (Exhibit (3)-2 to Form S-4, No. 33-61619.)