Form 10-K405
period 1995-12-31
WISCONSIN ENERGY CORP
filed 1996-03-29
CIK 783325

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1995

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


    Securities Registered Pursuant to Section 12(g) of the Act:

                                                        NONE
                                                  (Title of Class)
                                                    ------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
    for the past 90 days.  Yes   X    No
                               -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
    this Form 10-K.    X
                    -------

    The aggregate market value of the voting stock of the Registrant held by non-affiliates is approximately
    $3,252,000,000 based on the reported last sale price of such securities as of March 1, 1996.
                                                    ------------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                  Class                          Outstanding at March 1, 1996
                                  -----                          ----------------------------
                        COMMON STOCK, $.01 PAR VALUE                   110,819,337 Shares


                                       Documents Incorporated by Reference
                                       -----------------------------------

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on
    May 22, 1996, are incorporated by reference into Part III hereof.


                      WISCONSIN ENERGY CORPORATION ("WEC")

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1995
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                               PAGE
                                    PART I
                                    ------

1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  31
4. Submission of Matters to a Vote of Security Holders. . . . . . .  35
   Executive Officers of the Registrant . . . . . . . . . . . . . .  35


                                    PART II
                                    -------

5. Market for Registrant's Common Equity
     and Related Stockholder Matters  . . . . . . . . . . . . . . .  36
6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . .  38
   Electric Revenues, Kilowatt-Hour Sales and
     Customer Statistics  . . . . . . . . . . . . . . . . . . . . .  39
   Gas Revenues, Therms Delivered and Customer Statistics . . . . .  39
7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations  . . . . . . . . . . . . .  40
8. Financial Statements and Supplementary Data. . . . . . . . . . .  60
   Report of Independent Accountants  . . . . . . . . . . . . . . .  84
9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure . . . . . . . . . . . .  85


                                   PART III
                                   --------


10. Directors and Executive Officers of the Registrant  . . . . . .  85
11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .  85
12. Security Ownership of Certain Beneficial Owners
      and Management  . . . . . . . . . . . . . . . . . . . . . . .  85
13. Certain Relationships and Related Transactions  . . . . . . . .  85


                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  86
    Consent of Independent Accountants  . . . . . . . . . . . . . .  96
    Primergy Corporation Unaudited Pro Forma Combined
      Condensed Financial Information . . . . . . . . . . . . . . .  97
    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 103

                                                 DEFINITIONS

               Abbreviations and acronyms used in the text are defined below.

               Abbreviations and Acronyms         Term
               --------------------------         ----
               BTU..............................  British Thermal Units
               CO2..............................  Carbon Dioxide
               Concord..........................  Concord Generating Station
               CPCN.............................  Certificate of Public Convenience and Necessity
               DNR..............................  Wisconsin Department of Natural Resources
               DOE..............................  U.S. Department of Energy
               DSM..............................  Demand Side Management
               Dth..............................  Dekatherm
               EMFs.............................  Electromagnetic Fields
               EPA..............................  U.S. Environmental Protection Agency
               EWGs.............................  Exempt Wholesale Generators
               FERC.............................  Federal Energy Regulatory Commission
               GRI..............................  Gas Research Institute
               IPP..............................  Independent Power Producer
               ISFSI............................  Independent Spent Fuel Storage Installation
               LS Power.........................  LSP-Whitewater L.P.
               MAPP.............................  Mid-Continent Area Power Pool
               MDNR.............................  Michigan Department of Natural Resources
               MDEQ.............................  Michigan Department of Environmental Quality
               MGP..............................  Manufactured gas plant
               Minergy..........................  Minergy Corp.
               MPSC.............................  Michigan Public Service Commission
               MWh..............................  Megawatt-hour
               NOX..............................  Nitrogen Oxide
               NRC..............................  U.S. Nuclear Regulatory Commission
               New NSP..........................  NSP (after reincorporation in Wisconsin and related changes)
               NSP..............................  Northern States Power Company, a Minnesota corporation
               NSP-WI...........................  Northern States Power Company, a Wisconsin corporation
               Paris............................  Paris Generating Station
               PGA..............................  Purchased Gas Adjustment
               Point Beach......................  Point Beach Nuclear Plant
               Primergy.........................  Primergy Corporation
               PRP .............................  Potentially Responsible Party
               PSCR.............................  Power Supply Cost Recovery
               PSCW.............................  Public Service Commission of Wisconsin
               PUHCA............................  Public Utility Holding Company Act of 1935
               Repap............................  Repap Wisconsin, Inc.
               SEC..............................  Securities and Exchange Commission
               SO2..............................  Sulfur Dioxide
               Trust............................  Wisconsin Electric Fuel Trust (nuclear)
               UPPCO............................  Upper Peninsula Power Company
               USEC.............................  U.S. Enrichment Corporation
               WE...............................  Wisconsin Electric Power Company
               WEC or the Company...............  Wisconsin Energy Corporation
               WEGO.............................  WE Gas Operations
               WISPARK..........................  WISPARK Corporation
               WISVEST..........................  WISVEST Corporation
               WITECH...........................  WITECH Corporation
               WN...............................  Wisconsin Natural Gas Company
               WSG..............................  Wisconsin Southern Gas Company, Inc.
               WMIC.............................  Wisconsin Michigan Investment Corporation
               WPPI.............................  Wisconsin Public Power Inc. SYSTEM
               WUMS.............................  Wisconsin-Upper Michigan Systems
               Yellowcake.......................  Uranium Concentrates
























                                          - 3 -

                                    PART I

ITEM 1.  BUSINESS

Wisconsin Energy Corporation ("WEC" or the "Company") was incorporated in the State of Wisconsin in 1981 and became a holding company in 1986. WEC's principal subsidiaries at December 31, 1995 were Wisconsin Electric Power Company ("WE"), an electric and steam utility, and Wisconsin Natural Gas Company ("WN"), a natural gas utility. Effective January 1, 1996, WEC merged WN into WE to form a single combined utility subsidiary. Where applicable, references to WE include WN prior to the merger. Additional information concerning the merger may be found in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. WEC also has certain non-utility subsidiaries. The operations of WEC and its subsidiaries are conducted in four business segments, the primary operations of which are as follows:

 Business Segment                             Operations
 ----------------                             ----------

Electric Operations             WE generates, transmits, distributes and sells
                                electric energy in a territory of
                                approximately 12,000 square miles with a population estimated at over 2,200,000 in southeastern (including the Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Gas Operations                  The WE gas operations ("WEGO") purchases,
                                distributes and sells natural gas to retail customers and transports customer-owned gas in three distinct service areas in Wisconsin:
                                west and south of the City of Milwaukee, the Appleton area and the Prairie du Chien area.
                                The gas service territory, which has an
                                estimated population of over 1,100,000, is largely within WE's electric service area.

Steam Operations                WE distributes and sells steam supplied by
                                WE's Valley Power Plant to space heating and processing customers in downtown and near southside areas of Milwaukee.

Non-Utility Operations          For information on non-utility subsidiaries
                                see Item 1. BUSINESS - "NON-UTILITY
                                OPERATIONS." Non-utility operations were not significant in 1995.

For additional financial information about business segments, see Note L - "Information by Segments of Business" in the NOTES TO FINANCIAL STATEMENTS in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY ("NSP")

On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). The headquarters of Primergy will be in Minneapolis, Minnesota. The business of Primergy will consist of owning utilities and various non-utility subsidiaries.

Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets.

Wisconsin Energy Company and New NSP will operate as the principal subsidiaries of Primergy. The headquarters of the two utilities will remain in their current locations, Wisconsin Energy Company's in Milwaukee and New NSP's in Minneapolis. Based upon December 31, 1995 statistics, Wisconsin Energy Company and New NSP will serve a total of approximately 2,350,000 electric customers and 780,000 natural gas customers, and their combined service territory will include portions of Minnesota, Wisconsin, North Dakota, South Dakota and the Upper Peninsula of Michigan.

The Merger Agreement provides that the Board of Directors of Primergy will, upon consummation of the Transaction, consist of twelve directors, divided into three classes, composed of six persons designated by NSP, including
James J. Howard, Chairman of the Board, President and Chief Executive Officer of NSP, and six persons designated by WEC, including Richard A. Abdoo, Chairman of the Board, President and Chief Executive Officer of WEC. At the effective time of the Transaction, Mr. Howard will become Chairman and Chief Executive Officer of Primergy, and Mr. Abdoo will become Vice Chairman, President and Chief Operating Officer of Primergy, pursuant to employment agreements to be entered into by Messrs. Howard and Abdoo with Primergy, which will become effective upon consummation of the Transaction. Pursuant to the employment agreements, Mr. Howard will serve as Chairman and Chief Executive Officer of Primergy from and after the effective time of the Transaction until the later of the date of the annual meeting of the shareholders of Primergy that occurs in 1998 and the last day of the sixteenth full month following the effective time of the Transaction, and thereafter will retire as Chief Executive Officer but will continue to serve as Chairman until the later of July 1, 2000, or two years after he ceases to be Chief Executive Officer. Mr. Abdoo will serve as Vice Chairman, President and Chief Operating Officer of Primergy from and after the effective time of the Transaction until Mr. Howard ceases to be Chief Executive Officer, and thereafter will serve as Vice Chairman, President and Chief Executive Officer. Mr. Abdoo will assume the position of Chairman when Mr. Howard ceases to be Chairman.

Upon receipt of the necessary approval from the Federal Energy Regulatory Commission ("FERC") and on or after the effective time of the Transaction,

Wisconsin Energy Company and New NSP will become parties to an Interchange Agreement, whereby costs of generating capacity and transmission are shared in a manner similar to an existing interchange agreement between NSP and NSP-WI. The integration of the Wisconsin Energy Company and New NSP generating capacity should increase the ability of these companies to meet demands for electricity within the service territories each serves. It is also anticipated that a single administrative and support system will be established following the Transaction.

The non-utility operations of WEC are presently conducted through six active wholly-owned subsidiaries. The non-utility operations of NSP are conducted primarily through NRG Energy, Inc., Cenergy, Inc. and Eloigne Company. Following the Transaction, it is anticipated that New NSP will transfer its non-utility businesses to Primergy and that such non-utility businesses of New NSP, along with the non-utility businesses of WEC, will be conducted through one or more subsidiaries of Primergy that are not subsidiaries of Wisconsin Energy Company or New NSP.

WEC is currently exempt from the registration and other requirements of PUHCA, other than from Section 9(a)(2) thereof, pursuant to an order of the Securities and Exchange Commission ("SEC"). SEC approval under PUHCA is required in connection with the Transaction.

The PUHCA exemption under which WEC currently operates will not be available to Primergy after consummation of the Transaction. Accordingly, upon consummation of the Transaction, Primergy must register as a holding company. PUHCA imposes numerous restrictions on the operations of a registered holding company and its subsidiaries and affiliates. Subject to limited exceptions, SEC approval is required under PUHCA for a registered holding company or any of its subsidiaries to: (i) issue securities, (ii) acquire utility assets from a third person, (iii) acquire the stock of another public utility, (iv) amend its articles of incorporation or (v) acquire stock, extend credit, pay dividends, lend money or invest in any manner in any other businesses. SEC approval under PUHCA also will be required for certain proposed transactions relating to the Transaction. As part of the SEC approval process, PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities.

The SEC may require, as a condition to its approval of the Transaction, that WEC and NSP divest their gas utility properties and possibly certain non-utility ventures within a reasonable time after the Transaction is consummated. In a few cases, the SEC has allowed the retention of such properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC has usually allowed enough time to complete the divestiture so as to allow the applicant to avoid a "fire sale" of the divested assets. WEC and NSP believe strong policy reasons and prior SEC decisions exist which support their retaining their existing gas utility properties and non-utility ventures, or, alternatively, which support deferring the question of divestiture for a substantial period of time. Accordingly, WEC and NSP will request in their merger application with the SEC that WEC and NSP be allowed to retain, or in the alternative, that the question of divestiture be deferred with respect to, WEC's and NSP's existing gas utility properties and non-utility ventures.

Also, regulatory authorities may require the restructuring of transmission system operations or administration. WEC currently cannot determine if such restructuring will be required. In addition, Wisconsin State law limits the total assets of non-utility affiliates of Primergy, which could affect the amount of non-utility operations. See Item 1. BUSINESS - "NON-UTILITY OPERATIONS" below.

Subject to the qualifications expressed below, WEC and NSP believe that synergies from the Transaction will generate substantial cost savings to Primergy, which would not be available absent the Transaction. Preliminary estimates by the managements of WEC and NSP indicate that the Transaction could result in potential net cost savings (that is, after taking into account the costs incurred to achieve such savings) of approximately $2 billion during the ten-year period from 1997 through 2006 assuming that the Transaction is consummated at the beginning of 1997. Achieved savings in costs are expected to inure to the benefit of both shareholders and customers. The treatment of the benefits and cost savings will depend on the results of regulatory proceedings in the various jurisdictions in which WEC and NSP operate their businesses.

The analyses employed in order to develop estimates of potential savings as a result of the Transaction were necessarily based upon various assumptions that involve judgements with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of WEC and NSP. Accordingly, while WEC and NSP believe that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that such savings will be realized. The parties have proposed certain utility rate reductions and rate freezes in connection with the Transaction. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers."

On September 13, 1995, the stockholders of WEC and NSP voted to approve the merger. The Merger Agreement is subject to various conditions including approval by all applicable regulatory authorities. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997.

The future operations and financial position of WEC will be significantly affected by the Transaction. Unaudited pro forma combined condensed financial information for Primergy at December 31, 1995 and for the twelve months then ended is included in this report following Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. Additional information may be found in Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - "DIVIDEND POLICY OF PRIMERGY", in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ELECTRIC UTILITY OPERATIONS

Electric energy sales by WE in 1995, to all classes of customers, totaled approximately 27.3 billion kilowatt-hours, a 1.4% increase over 1994. On July 31, 1995, WE reached a new all-time electric peak demand of 5,368 megawatts during a period of unusually hot and humid weather. The previous record peak demand prior to the summer of 1995 of 4,950 megawatts was set on June 14, 1994. Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year.

There were 955,616 electric customers at December 31, 1995, an increase of 1.1% since December 31, 1994. For further information by customer class, see "Electric Revenues, Kilowatt-Hour Sales and Customer Statistics" in Item 6. SELECTED FINANCIAL DATA.

In 1995, WE's net generation amounted to approximately 26.7 billion kilowatt-hours. Generation was supplemented with approximately 2.3 billion kilowatt-hours purchased from neighboring utilities and, to a minor extent, from other sources. The dependable capability of WE's generating stations was 5,619 megawatts in August 1995 as more fully described in Item 2. PROPERTIES.

Paris Generating Station: During 1995, WE placed in service four units of approximately 300 megawatts of capacity at its Paris Generating Station ("Paris"). This natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin, is designed to meet peak demand requirements. Capital costs of the Paris facility will total approximately $105 million. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Investing Activities."

The supply of natural gas to operate Paris and WE's Concord Generating Station ("Concord"), a natural gas-fired combustion turbine facility located near Watertown, Wisconsin, is delivered by the WEGO. See Item 1. BUSINESS - "SOURCES OF GENERATION - Natural Gas (for Electric Generation)" below.

LS Power Generation Facility: In accordance with a PSCW order issued in November 1993, after completing a capacity-related competitive bidding process, WE signed a long-term agreement to purchase the electricity that would be generated from a 215 megawatt cogeneration facility planned to be constructed by an unaffiliated independent power producer ("IPP"), LSP-Whitewater L.P. ("LS Power"). The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1997. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

PSCW Advance Plan 7: In January 1994, WE filed with the PSCW its long-term load and supply plan as part of the Advance Plan 7 Docket. In the Advance Plan process, the regulated electric utilities located in Wisconsin file, for planning purposes, long-term forecasts of future resource requirements along with plans to meet those requirements, including the planned implementation of energy management and conservation programs ("demand-side savings"). In addition to specifying the expectations of conservation and load management programs, the plan filed with the PSCW indicated a need for additional peaking and intermediate load capacity during the 20-year planning period. WE does not anticipate needing additional base load generation until after 2010. The PSCW approved WE's Advance Plan 7 in December 1995. For additional information regarding Advance Plans, see Item 1. BUSINESS - "REGULATION" below and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

In Advance Plan 7, WE estimated peak demand in the year 2005 to be about 5,270 megawatts excluding the requirements of the Wisconsin Public Power, Inc. System ("WPPI"), WE's largest municipal power agency customer. This estimate assumes, among other factors, moderate growth in the economy and normal weather. This estimate does not, however, reflect any potential modifications to the current regulatory environment. Investments in demand-side management ("DSM") programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. WE plans to make continued expenditures for conservation-related programs during this period. For additional information about WPPI, see Item 1. BUSINESS - "Sales to Wholesale Customers" below.

The addition of new generating units requires approval of the PSCW following a two-stage bidding process, which could influence whether WE would construct such facilities or purchase the required power. The United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR") also must approve new generating units. All proposed generating facilities will meet or exceed the applicable federal and state environmental requirements. For further information regarding future capacity additions, see Item 1. BUSINESS - "REGULATION" below.

For information regarding estimated costs of WE's construction program for the five years ending December 31, 2000, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000." All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see Note E - "Allowance for Funds Used During Construction" in the NOTES TO FINANCIAL STATEMENTS in Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Milwaukee County Power Plant: In December 1995, WE signed an agreement with Milwaukee County to purchase the Milwaukee County Power Plant located in Wauwatosa, Wisconsin. The 11 megawatt power plant provides steam, chilled water and electricity for the Milwaukee Regional Medical Center and several other large customers located on the Milwaukee County grounds. WE had previously obtained approval from the PSCW for the purchase of the electric generation and distribution facilities and acquired them in December 1995 with a capital expenditure of $7 million. As part of the agreement, WE will also acquire in 1996 the steam facilities and a non-utility affiliate of WEC will acquire the chilled water facilities from Milwaukee County. Purchase of the steam and chilled water portions of the plant is contingent upon PSCW approval to acquire the steam facilities and upon the five major customers signing ten-year steam and chilled water service agreements. See Item 1. BUSINESS - "STEAM UTILITY OPERATIONS" and "NON-UTILITY OPERATIONS" below as well as Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

PSCW Electric Utility Investigation: The PSCW has conducted an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. For additional information and related matters, see Item 1. BUSINESS - "REGULATION" below and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Rates and Regulatory Matters."

Wisconsin Electric Revitalization: In response to increasing competitive pressures in the markets for electricity and natural gas, WE implemented a revitalization process to increase efficiencies and improve customer service by reengineering and restructuring the organization. The new structures consolidated many business functions and simplified work processes. Due to productivity improvements from the Revitalization program, staffing levels at WE have been reduced during 1994 and 1995; 403 employees retired under an early retirement option and 726 employees enrolled in severance packages. See
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Wisconsin Electric Revitalization" and Note K - "Benefits Other Than Pensions" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

SOURCES OF GENERATION

The table below indicates sources of energy generation by WE for the year ended December 31:

==============================================================================
                              1993       1994       1995       1996*
                             ------     ------     ------     ------
          Coal                67.0%      69.0%      70.3%      71.9%
          Nuclear             30.8       29.0       26.9       25.2
          Hydro-electric       1.7        1.4        1.6        1.5
          Natural Gas          0.4        0.5        1.1        1.3
          Oil                  0.1        0.1        0.1        0.1
                             ------     ------     ------     ------
          TOTAL              100.0%     100.0%     100.0%     100.0%
==============================================================================
* Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs. See Item 1. BUSINESS - "SOURCES OF GENERATION - Nuclear" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Capital Requirements 1996-2000" for discussion of matters related to Point Beach Nuclear Plant.

WE's average total fuel costs per million BTU's by fuel type for the year ended December 31 are shown below:

==============================================================================
                                      1993       1994       1995
                                     ------     ------     ------
             Coal                    $ 1.26     $ 1.26     $ 1.28
             Nuclear                   0.39       0.39       0.43
             Natural Gas               3.02       2.54       2.21
             Oil                       4.94       4.33       5.32
==============================================================================

Coal

WE diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from the Uinta Region (Colorado), central Appalachia and western mines for the Presque Isle Power Plant in Michigan.

Approximately 75% of WE's 1996 coal requirements are expected to be delivered by WE-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania mines is also transported via rail to Lake Erie transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. WE's 1996 coal requirements, projected to be 10.0 million tons, are 97% under contract. WE does not anticipate any problem in procuring its remaining 1996 requirements through short-term or spot purchases and inventory adjustments.

Pleasant Prairie Power Plant: All of the estimated 1996 coal requirements at this plant are presently covered by three long-term contracts.

Oak Creek Power Plant: All of the estimated 1996 coal requirements for this plant are covered by one long-term contract and two short-term contracts. A significant coal cost decrease is anticipated with the blending of lower cost Wyoming sub-bituminous coal with bituminous coals.

Presque Isle Power Plant: This plant has six generating units designed to burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are supplied by one long-term contract and two medium-term contracts, the annual volumes of which are anticipated to be adequate to cover coal requirements through 1996.
Bituminous coal is generally purchased through one-year contracts from central Appalachia and under a five-year contract for the Colorado origin coal.

Edgewater 5 Generating Unit: Coal for this unit, in which WE has a 25% interest, is purchased by Wisconsin Power and Light Company, a non-affiliated utility, which is the majority owner of the facility.

Valley and Port Washington Power Plants: These plants are both supplied through a long-term contract that, in combination with coal supplied to WE's other Wisconsin plants, allows the plants to meet the requirements of the Wisconsin acid rain law. In the event of further air quality emission requirements affecting these plants, the contract can be terminated without liability.

The periods and annual tonnage amounts for WE's principal coal contracts are as follows:

==============================================================================
                   Contract Period              Annual Tonnage
                   ---------------              --------------
               Nov. 1987 to Dec.  1997              500,000(A)
               Jan. 1980 to Dec.  2006            2,000,000
               Jul. 1983 to Dec.  2002            1,000,000
               Apr. 1990 to Nov.  1996              375,000(B)
               Jan. 1992 to Dec.  2005            2,200,000
               Oct. 1992 to Sep.  2007              800,000
               Sep. 1994 to Aug.  1999              500,000
==============================================================================
  (A) The contract can be extended if the total volume has not been purchased by the respective termination dates.

  (B) Annual volume can be increased to meet requirements for the Port Washington and Valley Power Plants above the 375,000 ton volume indicated herein.

For information regarding emission restrictions, see Item 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" below.

Nuclear

WE purchases uranium concentrates ("yellowcake") and contracts for its conversion, enrichment and fabrication. WE maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to the Point Beach Nuclear Plant ("Point Beach"), whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See Note F - "Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Uranium Requirements: WE requires approximately 450,000 pounds of yellowcake annually for its two units at Point Beach. Uranium requirements through 1997 will be provided from a combination of existing contracts with Malapai Resources Company (of Arizona); Energy Resources of Australia, Ltd.; and Nukem Inc. (U.S.). WE may exercise flexibilities in these contracts and purchase certain quantities of uranium on the spot-market, should market conditions prove favorable. WE believes that adequate supplies of uranium concentrates will be available to satisfy current and future operating requirements.

Under a contract with Nuexco Trading Corporation, WE was to receive 200,000 pounds of uranium concentrates on specified delivery dates in 1995 at conversion facilities in the United States or Canada in exchange for the transfer to Nuexco of an identical quantity of concentrates held by WE at the conversion facilities of Comurhex in France. However, Nuexco is in default under the contract and has filed for bankruptcy law protection. Upon completion of review of various options available for use of the concentrates located at Comurhex, WE decided to sell this material. A sales contract was executed between WE and a uranium broker in December 1995.

Conversion: WE has a conversion contract with the Cameco Corporation, to provide for up to 100 percent of conversion requirements for the Point Beach reactors from 1996 through 1999. Cameco is a Canadian based corporation located in Saskatoon, Saskatchewan, and is a major producer of uranium concentrates.

Enrichment: WE currently has a Utility Services Contract with the United States Department of Energy ("DOE") for 70% of the enrichment services required for the operation of both of the Point Beach units. The contract can provide enrichment services for the entire operating life of each unit. For a discussion of litigation involving the Utility Services Contract, see Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION - Uranium Enrichment Charges". Responsibility for administering this contract and for enrichment services was transferred from the DOE to U.S. Enrichment Corporation ("USEC") under the Energy Policy Act of 1992. In March 1992, WE entered into an agreement with Global Nuclear Services and Supply Limited, an international supplier of enrichment services, for the remaining 30% of enrichment service requirements.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license. During 1995, an agreement was reached between WE and Westinghouse to supply WE with a new fuel design beginning in the fall 1997. The new fuel design is expected to provide additional safety margin, cost savings and reduce the number of discharged spent fuel assemblies over the remaining operating license.

Spent Fuel Storage and Disposal: WE currently has the capability to store certain amounts of spent nuclear fuel at Point Beach. Previous modifications to the storage facilities at Point Beach had made it possible to accommodate all spent fuel expected to be discharged from the reactors through 1995 while maintaining the capability for one full core off-load. In accordance with the provisions of the Nuclear Waste Policy Act of 1982, which requires the DOE to provide for the disposal of spent fuel from all U.S. nuclear plants, WE entered into a disposal contract providing for deliveries of spent fuel to the DOE for ultimate disposal commencing in January 1998. It is anticipated that the DOE will be unable to accept spent fuel by the 1998 timeframe as contracted.

In November of 1991, WE filed an application with the PSCW for authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI provides interim dry cask storage until the DOE begins to remove spent fuel from Point Beach in 1998 in accordance with the terms of the contract it has with WE. Public hearings on the proposed project were held during October 1994. On February 13, 1995, WE received a Certificate of Authority from the PSCW to construct and operate the ISFSI for 12 storage casks, which will handle the storage requirements until 1998. Should the DOE be unable to begin taking ownership of and removing the spent fuel in 1998, WE will need to construct additional casks and will seek PSCW approval to do so. Construction of the ISFSI was completed in June 1995 and the first cask, containing 24 spent fuel assemblies, was loaded and moved to the ISFSI during December 1995. Transfer of additional spent fuel to the ISFSI has been temporarily suspended by WE pending further action by the PSCW as described below.

In March 1995 separate petitions were filed by intervenors in Dane County Circuit Court and Fond du Lac County Circuit Court. The two petitions were ultimately combined into one petition in Dane County Circuit Court ("Court"). The Dane County petition sought reversal of the order and a remand to the PSCW directing it to deny WE's request for authorization to construct the dry cask facility, or in the alternative, to correct the alleged errors in the PSCW's order. On December 22, 1995, the Court issued a decision vacating and remanding the February 1995 order of the PSCW, stating that the Environmental Impact Statement prepared by the PSCW for this project was inadequate in two respects. First, it did not adequately analyze the environmental impacts from storage of spent fuel for a sufficient duration; second, it did not sufficiently evaluate the alternative of employing a combination of renewable energy sources and conservation in lieu of continued operation of Point Beach beyond 1998. The Court also held that the PSCW failed to make the findings of fact and conclusions of law, based on the record, demonstrating that it properly considered the priorities of conservation, renewable and other energy sources over nuclear sources to the extent cost effective, technically feasible and environmentally sound. The PSCW issued two Supplemental Environmental Impact Statements which address the deficiencies found by the Court and held related hearings in February and March 1996. See Item 1. BUSINESS - "SOURCES OF GENERATION - Point Beach Unit 2 Steam Generators" below for related discussion and cross-references to additional information in this report.

Point Beach Nuclear Plant: Point Beach provided 26.9% of WE's net generation in 1995. The plant has two generating units which had a combined dependable capability of 973 megawatts in August 1995 and which together constituted 17.3% of WE's dependable generating capability. As a result of degradation of some of the tubes within the Unit 2 steam generators, the power level of Unit 2 has been administratively reduced by 10% to provide operating reliability until the steam generators can be replaced, which is expected to occur in the fall of 1996. See Item 1. BUSINESS - "SOURCES OF GENERATION - Point Beach Unit 2 Steam Generators" below. The United States Nuclear Regulatory Commission ("NRC") licenses for Point Beach Units 1 and 2 expire October 5, 2010 and March 8, 2013, respectively.

The NRC has, at various times, directed that certain inspections, modifications and changes in operating practices be made at all nuclear plants. At Point Beach, such inspections have been made and necessary changes to equipment and in operating practices have either been completed or are expected to be completed within the time schedules permitted by the NRC or within approved extensions thereof. Good performance of Point Beach was recognized by the Institute of Nuclear Power Operations ("INPO") with the awarding of an INPO 1 rating to Point Beach in November 1995.

WE has initiated certain plant betterment projects at Point Beach that are judged to be appropriate and beneficial. Construction is progressing on the addition of two safety-related emergency diesel powered electrical generators with installation to be completed in 1996.

Point Beach Unit 2 Steam Generators: On October 1, 1992, WE filed an application with the PSCW for the replacement of the Unit 2 steam generators, which would allow for the unit's operation until the expiration of its operating license in 2013. This project is estimated to cost $96 million.
(In 1984 WE replaced the Unit 1 steam generators.) In an Interim Order dated February 13, 1995, the PSCW deferred the decision on the steam generator replacements until after the refueling outage in September 1995. The PSCW directed WE to make suitable arrangements with the fabricator of the new steam generators to allow the fabrication, delivery and replacement to proceed promptly if authorized by the PSCW as a result of further investigation. The reasonable costs of such arrangements to maintain a place in line with the fabricator will be afforded rate recovery. Work on the Unit 2 replacement steam generators has continued such that delivery in July of 1996 can occur in order to meet the schedule requirements for a fall 1996 replacement. In early February 1996, the PSCW conducted hearings on a Supplemental Environmental Impact Statement concerning the Unit 2 steam generator replacement and the need for such replacement taking into account the information gained from inspections conducted during the fall 1995 refueling and maintenance outage.

WE anticipates that the PSCW will issue a combined final order on replacement of the Unit 2 steam generators and the remanded dry cask storage matters discussed above in May 1996. Failure by the PSCW to approve the steam generator replacements and resolve the remanded issues could jeopardize the continued operation of Point Beach and materially affect WE's financial position and results of operations due to the need to replace the lost generating capacity. WE would likely seek regulatory relief to minimize such impact. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000" and Note F - "Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Decommissioning Fund: Pursuant to a 1985 PSCW order, amended in 1994, WE provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund on December 31, 1995 to approximately $275 million. For additional information regarding decommissioning see Note F - "Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Nuclear Plant Insurance: For information regarding matters pertaining to nuclear plant insurance, see Note F - "Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Hydroelectric

WE has various licenses from the FERC for its hydroelectric generating facilities that expire during the period 1998 to 2004. In February 1996, WE filed a final application for its largest hydro facility, Big Quinnesec Falls, which has a license expiring in 1998. During 1995, FERC issued 30 and 40 year licenses to the Pine and Brule Hydroelectric projects, respectively. The Draft Environmental Impact Statement for the White Rapids and Chalk Hill Hydroelectric Projects was published by FERC in November 1995. These two projects continue to operate under annual licenses. The three hydro facilities, Oconto Falls, Sturgeon and Weyauwega, with a total of 2.5 megawatts installed capacity, that WE decided not to relicense in 1993 are still being operated by WE under annual licenses until FERC determines their disposition. WE continues to consult with the U.S. Fish and Wildlife Service, DNR, Michigan Department of Natural Resources ("MDNR"; now the Michigan Department of Environmental Quality ("MDEQ")) and the National Park Service in conjunction with the licensing process. Hydroelectric facilities provided approximately 1.6% of WE's total energy generation in 1995.

Natural Gas (for Electric Generation)

Concord, Paris and the Oak Creek combustion turbine use natural gas as their primary fuel, with Number 2 fuel oil as backup. Natural gas for Concord and the Oak Creek gas turbines is purchased directly from the WEGO at tariff rates. Gas for Paris is purchased on the spot market - from gas marketers and/or producers - and delivered on the WEGO local distribution system.

A balancing and storage agreement with ANR Pipeline facilitates the variable gas usage pattern of Paris.

Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek, and Valley Power Plants is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utilities then transport WE's gas to each plant under interruptible tariffs. WEGO is the distribution utility for Pleasant Prairie and Oak Creek. Wisconsin Gas Company, a non-affiliated company, is the distribution utility for the Valley Power Plant.

Oil

Fuel oil is used for the combustion turbines at Point Beach, Germantown and Port Washington Power Plants. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant and as backup for ignition for Pleasant Prairie and as a backup fuel for the natural gas fired gas turbines, as discussed above. Fuel oil requirements are purchased under partnering agreements with suppliers that assist WE with inventory tracking and oil market price trends.

Interconnections with Other Utilities

WE's system is interconnected at various locations with the systems of Madison Gas and Electric Company, Wisconsin Power and Light Company, Wisconsin Public Service Corporation, Commonwealth Edison Company ("Commonwealth Edison"), NSP and Upper Peninsula Power Company ("UPPCO"). These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

WE is a member of Wisconsin-Upper Michigan Systems ("WUMS"), a coordinating group which includes four other electric companies in Wisconsin and Upper Michigan. WUMS, in turn, is a member of Mid-America Interconnected Network ("MAIN"), which is one of nine regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

In March 1994, WE executed a transmission service agreement with Commonwealth Edison that allows WE to purchase energy from southern Illinois and Indiana suppliers, using the Commonwealth Edison transmission system to import such energy into Wisconsin.

A transmission service agreement has been executed to allow WE to reserve capacity and import energy from members of the Mid-Continent Area Power Pool ("MAPP"), a group consisting of electric utilities generally located west of Wisconsin including NSP. Considerable non-firm energy is expected to be purchased from MAPP members over the next several years.

In February 1996, WE and five other Midwest utilities announced that they had agreed to pursue the development of an independent organization, the Midwest Independent System Operator ("ISO"), which would be responsible for ensuring nondiscriminatory open transmission access and the planning and security of the combined bulk transmission systems of the utilities. In addition to WE, the utilities signing a memorandum of understanding are American Electric

Power Co., Centerior Energy Corp., Cinergy Corp., Detroit Edison Co. and Northern Indiana Public Service Company. The other transmission owners of the East Central Area Reliability Council ("ECAR") and MAIN will be invited to participate in the development of the Midwest ISO. Plans for the Midwest ISO are expected to be filed with the FERC in late 1996 and would be implemented in stages after approval.

Sales to Wholesale Customers

WE currently provides wholesale electric energy to five municipally owned systems, three rural cooperatives, two municipal joint action agencies and one isolated system of an investor-owned utility in Wisconsin, Illinois, and the Upper Peninsula of Michigan under rates approved by the FERC. Sales to these wholesale customers accounted for 5.0% of total kilowatt-hour sales in 1995. Under two agreements, service is being provided subject to a seven-year notice of cancellation from WPPI. WE also has an eight-year power supply agreement with the Badger Power Marketing Authority ("BPMA"). Sales to the BPMA and WPPI combined are expected to account for approximately one half of the wholesale sales for 1996.

Service to UPPCO, under a 65 megawatt agreement which expires on December 31, 1997, accounted for 20% of 1995 wholesale sales. In October 1993, UPPCO announced that it had reached an agreement in principle with NSP to purchase up to 90 megawatts of base-load electric energy beginning in 1998. WE expects to apply the 65 megawatts of capacity toward the electric energy needs of new customers and toward the overall increase in system supply needs anticipated by 1998.

During 1995, sales to wholesale customers declined 5.6% from 1994, largely the result of reductions in sales to WPPI. WPPI has been reducing its purchases from WE subsequent to acquiring generation capacity in 1990. Sales to WPPI during 1993, 1994 and 1995 were approximately 944,000 megawatt-hours ("Mwh"), 725,000 Mwh and 627,000 Mwh, respectively. Further reductions are expected as WPPI installs additional capacity. These sales reductions are not expected to have a significant effect on future earnings. Under the provisions of a long-term agreement, WE will continue to provide transmission services to WPPI.

WE's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1995, WE had nine customers taking transmission service. For further information see Item 1. BUSINESS - "REGULATION" below.

In October 1992, the Energy Policy Act was signed into law. Passage of this law has removed encumbrances and facilitates the entry of power producers and power marketers into the already competitive bulk power market. Notable among its provisions are the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of PUHCA, and the rights that the Energy Policy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on WE since it has had open access transmission tariffs on file with the FERC since 1980.

During 1995, WE reached agreement on new contracts of five or ten years in length with four wholesale customers accounting for a total of 61.4 MW. Each contract contained substantial discounts from previous rates. UPPCO, a fifth 8 MW wholesale customer, opted to obtain power supplies from another utility for its Iron River System. Two other wholesale customers, accounting for a total of 18 MW, have not yet made decisions on their choice of power supply. WE is actively pursuing wholesale customers who are currently supplied by other utilities.

In December 1995, WEC and NSP entered into a settlement agreement with certain municipal Wisconsin intervenors that ended the latters' participation in the FERC and state merger proceedings with respect to the Transaction. The settlement agreement, which provides for certain rate reductions on power sales and transmission services, is pending FERC action. See Item 1. BUSINESS
- "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" above for additional information about the Merger Agreement with NSP.

The electric utility industry continues to become increasingly competitive. Some municipal utilities are approaching competing utilities in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. IPPs are also exploring cogeneration projects which would provide process steam to customers in WE's service territory and sell electricity to WE. Consequently, electric wholesale and large retail customers of WE or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice. For additional information, see Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."


GAS UTILITY OPERATIONS

Effective January 1, 1996, WEC merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into WE to form a single combined utility subsidiary. In 1995, WE and WN obtained approval of the merger by the PSCW as well as consent of the Michigan Public Service Commission ("MPSC") for WE to assume WN's liabilities. The merger, approved by the stockholders of WE in December 1994, is expected to improve customer service and reduce future operating costs. Where applicable, references to WE include WN prior to the merger.

Effective January 1, 1994, Wisconsin Southern Gas Company, Inc. ("WSG") was acquired by WEC through a statutory merger of WSG into WN. WE continues to use the acquired facilities of WSG for the distribution and transportation of natural gas. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers."

Total gas therms delivered by WE, including customer-owned gas transported, increased 9.3% in 1995 compared to 1994, reflecting primarily colder winter weather during 1995, which increased heating load, and warmer summer weather during 1995, which increased deliveries to electric peak generation stations.

During 1995, approximately 6% of total deliveries were on interruptible rates. WE's maximum daily send-out in 1995 was 630,823 Dths. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of gas fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

The WEGO has entered into more than 45 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which the WEGO can exercise to manage the risk of substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

The use of storage increases the load factor of supply contracts and allows the WEGO to take advantage of seasonal price differentials. The WEGO has eight firm gas storage agreements that allow daily withdrawals of 313,608 Dths and an annual capacity of 23 million Dths. The initial terms of these contracts vary with the last one expiring in October 2003. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to the WEGO in the pre-FERC Order 636 environment. Gas stored at these facilities is purchased by the WEGO from a number of suppliers.

The WEGO has 12 transportation contracts, the last of which expires in 2003, that it uses to meet daily customer requirements and to inject and withdraw from gas storage. In each case, subject to certain provisions, the WEGO can extend the terms of these contracts at the time the agreements would otherwise expire.

The WEGO also has three contracts for salt dome storage that provide gas supply backup in the event of well freeze-off or other loss of supply.

The WEGO transports gas for its customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 32% of total therms delivered during 1995, 30% during 1994 and 31% during 1993.

There were 357,030 natural gas customers at December 31, 1995, an increase of approximately 2.9% since December 31, 1994. For further information by customer class, see "Gas Revenues, Therms Delivered and Customer Statistics" in Item 6. SELECTED FINANCIAL DATA.

The WEGO delivers natural gas to WE's Concord and Paris Combustion Turbine Power Plants. Deliveries to these peaking power plants are at rates approved by the PSCW. See Item 1. BUSINESS - "SOURCES OF GENERATION - Natural Gas (for Electric Generation)" above.

In 1995, the PSCW issued WE a certificate for construction of a gas pipeline to provide gas transportation service to LS Power's proposed Whitewater cogeneration facility. For additional information, see Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS" above.


SALES TO LARGE CUSTOMERS

WE provides utility service to a diversified base of industrial customers. Major industries served by the electric operations include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines, the two largest electric customers of WE, accounted for 4.5% and 3.9%, respectively, of total electric kilowatt-hour sales in 1995. Sales to the mines were 0.5% lower in 1995 compared to 1994. In January 1996, new power purchase agreements were executed with both mines which extend the term of the agreements by five years, through December 31, 2002. See Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Electric Revenues, Gross Margins and Sales." Major industries served by the WEGO include the paper industry, the food products industry and the fabricated metal products industry. During 1995, WE's electric operations was the largest gas customer using 2.4% of total therm deliveries. No single retail customer of the gas utility accounted for more than 2.1% of total gas therms sold and transported in 1995.


STEAM UTILITY OPERATIONS

WE operates a district steam system in Downtown Milwaukee and the near southside of Downtown Milwaukee. Steam is used by 473 customers for processing, space heating, domestic hot water and humidification. Annual sales of steam fluctuate from year to year based on system growth and variations in normalized weather conditions. Steam is supplied to the system from WE's Valley Power Plant, a coal-fired cogeneration facility.

The steam system consists of approximately 30 miles of both high pressure and low pressure steam piping, 3.8 miles of walkable tunnels and other pressure regulating equipment. Steam sales in 1995 were 2.53 billion pounds of steam as compared to 2.39 billion pounds sold in 1994, an increase of 5.8%.

Milwaukee County Power Plant: WE has entered into an agreement with Milwaukee County to acquire in 1996 the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. WE plans to integrate these facilities into its current steam utility operations. This acquisition is contingent upon approval of the PSCW and upon the five major customers signing ten-year steam service agreements. See Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS" above and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."


NON-UTILITY OPERATIONS

WEC non-utility subsidiaries include the following:

WISPARK Corporation develops and invests in real estate projects within WEC's utility subsidiary's service territories. WISPARK is currently developing several industrial/business parks in southeastern Wisconsin. WISPARK's primary development is LakeView Corporate Park, a 1,439 acre business park located near Kenosha, Wisconsin. WISPARK has developed 500 acres for a total of 47 companies in LakeView during its first seven years. WISPARK is also developing another business park in the City of Kenosha in addition to business parks in Pewaukee and New Berlin (Waukesha County), Yorkville (Racine County) and Milwaukee, Wisconsin. WISPARK has also been involved in the development of East Pointe Commons, a housing and retail complex in Milwaukee, Wisconsin. A WISPARK subsidiary, Syndesis Development Corporation, has developed Gaslight Pointe, a residential complex, also featuring a hotel and restaurant, on 12 acres along the Lake Michigan waterfront in Racine, Wisconsin.

WITECH Corporation ("WITECH") is a venture capital company operating in Wisconsin and the Upper Peninsula of Michigan. At December 31, 1995, WITECH had investments in 17 companies and 3 funds totaling more than $44 million. The companies include, among others, an operator of a nationwide data communications network for the agriculture industry, a specialty printing firm, a manufacturer of motor drives and a manufacturer of customized furniture.

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

Minergy Corp., formerly a subsidiary of WITECH, is engaged in the business of developing and marketing proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products. Minergy is proposing to build a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable and sellable products: glass aggregate and steam. The plant will also provide substantial environmental and economic benefits to the area by providing a beneficial alternative to landfilling paper sludge. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Nonutility Investments."

WISVEST Corporation ("WISVEST") invests in energy-related entities. Currently, it is an investor in a company which provides strategic energy management services with a focus on natural gas management. WISVEST is also an investor in a company which markets an advanced energy information system to utilities which gives them the ability to communicate directly with its customers.

WEC is subject to certain restrictions which limit diversification in non-utility activities. Under Wisconsin law, the sum of the assets of all non-utility affiliates in a holding company system of any holding company formed on or after November 28, 1985, may not exceed the sum of the following:

- 25% of the assets of all public utility affiliates in the holding company system engaged in the generation, transmission or distribution of electric power.

- A percentage of the assets, as determined by the PSCW, which may be more, but may not be less, than 25% of all public utility affiliates in the holding company system engaged in providing utility service other than the generation, transmission or distribution of electric power.

- For any public utility affiliate which is in the holding company system and which engages in the provision of more than one type of utility service, a percentage of assets equal to the amount of the public utility affiliate's assets devoted to public utility service, other than the generation, transmission and distribution of electric power, multiplied by a percentage, as determined by the PSCW, which may be more, but may not be less, than 25%, plus 25% of all remaining assets of the public utility affiliate.

Milwaukee County Power Plant: As part of the agreement between WE and Milwaukee County, a non-utility affiliate of WEC will acquire in 1996 the chilled water production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. The Company plans to operate these facilities as a non-regulated business. This acquisition is contingent upon approval by the PSCW of the acquisition of the related steam facilities noted above and upon the five major customers signing ten-year chilled water service agreements. See Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS" above and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."


REGULATION

WE is subject to the regulation of the PSCW as to retail electric, gas and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. WE is also subject to the regulation of the MPSC as to the various matters associated with retail electric service in Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. WE, with respect to hydro-electric facilities, wholesale power service, electric transmission, gas transportation and accounting, is subject to FERC regulation. Operation and construction relating to WE's Point Beach facilities are subject to regulation by the NRC. WE's operations are also subject to regulations of the EPA, the DNR and the MDEQ.

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. Rate orders have consistently included provisions for substantial conservation programs initiated by WE. For additional information, see Note A - "Summary of Significant Accounting Policies" in the NOTES TO FINANCIAL STATEMENTS in Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WEC is an exempt holding company by order of the SEC under Section 3(a)(1) of PUHCA and accordingly is exempt from the provisions of that act, other than with respect to certain acquisitions of securities of a public utility. It will become a registered public utility holding company under PUHCA upon consummation of the Transaction to form Primergy. See Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" above.

WE is subject to a power plant siting law in Wisconsin which requires that electric utilities file updated long-term forecasts and plans (called "Advance Plans") for the location, size and type of future large generating plants and high voltage transmission lines about every two years for PSCW approval after public hearings. Generally, the law provides that the PSCW may not authorize the construction of any large generating plants or high voltage transmission lines unless they are in substantial compliance with the most recently approved plan. The law also prohibits WE from acquiring any interest in land for such plants or transmission lines by condemnation until construction authorization has been received. Advance Plan orders are based on a review of the utilities' long-term planning options. However, separate project-specific PSCW approval is required for the construction of generating facilities and transmission lines.

WE employs a least-cost integrated planning process, which examines a full range of supply and demand side options to meet its customers' electric needs, such as the renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchased power and construction of new company-owned generation facilities.

For additional information regarding Advance Plans, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in Wisconsin. The two-stage process established by the PSCW consists of: (1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects and (2) the conventional Certificate of Public Convenience and Necessity ("CPCN") procedure for the winner or winners. For additional information regarding the CPCN process, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

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

PSCW Electric Utility Industry Investigation: The PSCW has conducted an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. In early 1995, the PSCW formed an Electric Advisory Committee (the "Committee") comprised of representatives from the utility, independent power and merchant businesses as well as environmental and consumer advocates. The Committee met throughout the year and discussed all aspects of the business to determine where the introduction of competition would benefit consumers. The PSCW used the input from the Committee to develop their proposal for restructuring of the industry. The PSCW's proposal would permit all consumers to choose their electricity provider as well as a competitive generation business. The transmission and distribution portions of the business would remain regulated. Several work groups and studies were recommended in the proposal to resolve various issues that will allow for full retail competition by the year 2001. WE will work throughout 1996 participating in these work groups and studies.

The restructuring envisioned in the proposal is similar to WE's view of industry restructuring where all electric utility functions are separated into two major categories - natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost (the transmission and distribution functions). The competitive entities are functions where competition can provide the lowest cost (the generation and energy merchant functions).

In WE's model, the re-regulated natural monopolies are the transmission and distribution functions. Re-regulation of these entities would involve some form of price cap and performance-standard operation rules. In the new structure, the FERC would regulate the transmission systems through a regional transmission group to ensure open access, comparable pricing, comparable service and adequate cost recovery. The PSCW would regulate the distribution function for reasonable price, reliability, public safety and customer satisfaction.

The competitive entities in the WE model are the generation, customer service and energy merchant functions. In the restructured electric utility industry, utilities would unbundle costs into the individual components of generation, transmission, distribution and service.

PSCW Natural Gas Utility Industry Investigation: The PSCW continued a generic investigation of the natural gas industry in Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. In conjunction with this generic investigation, the PSCW staff is reviewing the use of the current purchased gas adjustment ("PGA") mechanism which is designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. A separate docket has been established to review the PGA. WE is participating in these PSCW investigations.

For additional information regarding the PSCW electric and gas utility industry investigations, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Rates and Regulatory Matters."


RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Rates and Regulatory Matters" for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel, purchased power and gas purchased for resale.


ENERGY EFFICIENCY

Utility involvement in energy efficiency is an area in which there may be significant changes in the future as a result of the PSCW electric utility industry investigation mentioned earlier. There was general agreement on the Committee to begin to move responsibility for energy efficiency away from utilities and toward competitive market forces.

WE has begun to move in this direction by reducing the areas in which it provides direct customer rebates. For industrial and commercial electric and natural gas customers, WE continues to provide energy evaluations identifying cost-effective customer saving opportunities, as well as below market rate financing for the purchase of energy efficiency equipment. In 1995, WE hired a contractor to obtain energy efficiency among smaller customers, in part to help develop the market for energy efficiency among these customers. The contractor offers incentives for electric and natural gas customers to encourage the purchase of energy efficient equipment and the removal of older inefficient appliances from the system.

Efficient use of energy is not limited to reduced consumption. Time-of-use rates for certain electric customers promote the shifting of electricity usage to those times when electric generating facilities are not fully utilized. Interruptible and curtailable rates, along with an energy cooperative-managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of central air conditioners is available to most residential customers.


ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by WEC's utility subsidiary of approximately $31 million in 1995. Expenditures incurred during 1995 included costs associated with the replacement of the precipitators at Valley Power Plant, the construction of the ISFSI at Point Beach and the installation of pollution abatement facilities at WE's power plants, as well as the installation of underground distribution lines and environmental studies associated with power plants. Such expenditures are budgeted at approximately $15 million for 1996.

Operation, maintenance and depreciation expenses of WE's fly ash removal equipment and other environmental protection systems are estimated to have been $41 million in 1995. Other environmental costs, primarily for environmental studies, amounted to $200,000 in 1995.

Solid Waste Landfills

WEC's utility subsidiary provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Muskego Sanitary Landfill: In 1992, WE was informed by the EPA that it was included in a group of approximately 50 potentially responsible parties ("PRPs") against which the EPA will issue orders requiring that the PRPs clean up the Muskego Sanitary Landfill (located in Southeastern Waukesha County, Wisconsin). On January 14, 1993, WE notified EPA that it was proceeding, with other PRPs, to comply with the order. The first step toward remediation has been identified, with the WE portion of the $16.8 million effort identified as $115,000 (paid in 1994). Remedial actions for the second step (Groundwater Operable Unit Remedy) are being evaluated, with EPA recommending a limited pump and treat option, estimated to cost $7.4 million. Costs will be allocated among the PRPs based on their waste contribution to the site. WE has been identified as one of the small waste contributors required to contribute to the groundwater cleanup.

Maxey Flats Nuclear Disposal Site: In 1986, WE was advised by EPA that it is one of a number of PRPs for cleanup at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by WE was significantly less than one percent of the total. Under the terms of a consent decree agreed to by all parties, WE was to pay the amount of $164,000 (minus a small credit for an amount previously paid) as its share of the settlement fund for site cleanup costs. This settlement was to be completed in 1995, but has been held up by a lawsuit filed by the unions concerning the amount of work on the cleanup to be done by union labor. The potential impact on WE would be a limited increase in the settlement if additional labor costs result from the lawsuit.

Manistique River/Harbor Area: WE received a request for information or PRP letter from EPA on March 12, 1993. The letter states that the river/harbor has PCB contamination. EPA has requested information regarding company PCB and oil filled equipment management in the Manistique River drainage basin.
WE responded to this request on April 22, 1993. An additional information request from EPA was responded to on January 4, 1995. WE has no reason to believe that it is responsible in total or in part for the PCB contamination in the Manistique River/harbor area. WE has learned through newspaper articles that the EPA announced a preliminary plan to dredge most of the PCB-contaminated sediments, with only limited capping along the breakwater. The two identified PRPs, Manistique Papers and Edison Sault Electric Company, have advocated installation of a permanent cap.

Kenosha Iron and Metal: WE received a request for information or PRP letter from EPA on December 9, 1994. The letter requested information regarding any involvement WE's Pleasant Prairie Power Plant may have had with this operation in Kenosha, Wisconsin. A response to EPA was sent December 29, 1994, indicating that WE had no reason to believe that the power plant or WE did any business with Kenosha Iron and Metal. No response from EPA has been received since this response.

Marina Cliffs Barrel Dump Site: WE received a special notice letter and information request on March 25, 1994 from the DNR. The letter described a release of hazardous substances at a former barrel reclamation facility and landfill site, located in the City of South Milwaukee, Wisconsin, and requested information on any business dealings WE may have had with this former operation. This request for information was responded to on April 26, 1994. An additional request for information or PRP letter, was received on March 24, 1995. This request was responded to by WE in April 1995. Since that time a number of follow-up contacts have been made with EPA. WE has no reason to believe that it is responsible for the contamination problems at this site. While WE continues to believe it has no responsibility at this site, the EPA, which has undertaken remediation activities at the site, has refused to offer WE a buyout option. As a result, WE has joined a group of PRPs who will fund the cleanup. No known cleanup schedule has been set or remediation costs identified.

ETSM Property: Iron cyanide bearing wastes were found both on property owned by WE (ETSM facility), located in the City of West Allis, Wisconsin, and adjacent landowners. The wastes were removed and properly disposed, with WE's share of the cleanup at about $100,000. Adjacent landowners believe WE to be the source of the material; however, records do not support that allegation. WE has received a notice sent by one of the property owners, of its intent to sue WE under the Resource Conservation and Recovery Act of 1976.

City of West Allis: The City of West Allis, Wisconsin discovered iron cyanide bearing wastes on a parcel of property owned by the city at 113th St. and Greenfield Ave. The source of the waste is believed to be process waste hauled to the site from a former manufactured gas plant. The City of West

Allis alleges that WE was the source of this material and is pursuing action against WE to remediate the site. This matter is pending. There is no reason to believe that WE nor WN was the source of or involved in the disposal of the iron cyanide bearing wastes on this property.

Lenz Oil: A request for information or PRP letter was received from EPA on March 25, 1994. WSG was identified as the PRP because of used oil sent to the Lenz Oil facility located in Lemont, Illinois. WSG was acquired by WEC on January 1, 1994. A response was filed with EPA. No known cleanup schedule has been set or remediation costs identified.

Boundary Road Landfill: WE was contacted by Waste Management, Inc. ("WMI") in October 1995 requesting voluntary participation in the cleanup of its former landfill. The landfill, formerly known as the Lauer Landfill, is a Superfund site located in the Village of Menomonee Falls, Wisconsin. WMI is alleging that waste from some of WE's service centers was disposed of at this site and is now contributing to the environmental problems at the site. WE met with WMI on February 12, 1996 to discuss the situation. No known cleanup schedule has been set or remediation costs identified. This matter is pending.

Lake Geneva Service Center: The property, in Lake Geneva, Wisconsin, was acquired as part of the acquisition of WSG. A groundwater problem was identified by WSG reportedly caused by past disposal practices. In 1995, the extent of contamination was defined, and a remediation system was designed and installed. Approximately $200,000 was spent in 1995. Remaining remediation costs are estimated to be approximately $150,000.

Ash Landfills

WE aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed of in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where WE has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. These costs are included in the environmental operating and maintenance costs for WE. Sites currently undergoing remediation include:

Presque Isle Landfill: WE entered into a consent order with the MDNR (now the MDEQ) regarding conditions existing at an ash landfill site acquired by WE when it purchased the Presque Isle Power Plant in 1988. WE's groundwater monitoring program at the site detected elevated levels of certain substances at the oldest portion of the landfill. WE has reconstructed, closed and capped the landfill to prevent further leachate from entering the groundwater at an approximate cost of $2.6 million. A Remedial Action Plan was submitted to the MDEQ in 1995 that includes limited groundwater monitoring to further document the improvement in groundwater quality that has occurred at the site. The cost to implement the Remedial Action Plan is estimated to not exceed $100,000.

Highway 59 Landfill: In 1989, a sulfate plume was detected in the groundwater beneath a WE-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the DNR, WE initiated a five-year expanded monitoring program. In response to a request from the DNR, WE prepared an environmental contamination assessment of the landfill and submitted the report to the DNR in July 1995. WE believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.

Manufactured Gas Sites

WE's natural gas business unit is investigating the remediation of a number of former manufactured gas plant ("MGP") sites. Operation at these MGP sites ceased over 40 years ago. Limited remediation activities occurred at a number of these sites during the 1980's, with removal of waste materials known to be present at the time. In 1995, WE presented a plan to investigate and further remediate sites to the DNR. During 1995, WE conducted site investigations at four MGP sites and partial remediation activities were conducted at one site. Approximately $1.6 million has been spent through December 31, 1995 for such activities. Remediation costs to be incurred through the year 2000 have been estimated to be $12 million, but the total costs are uncertain pending results of further site specific investigations and the selection of site specific remedial actions. In its September 11, 1995 letter order, the PSCW allowed WE to defer MGP site remediation costs with final rate treatment of such costs to be determined in future rate cases. As of December 31, 1995, WE has recorded an accrued liability of $1.6 million for MGP site remediation and a related deferred regulatory asset of $3.2 million. WE expects to accrue additional MGP site remediation liabilities during 1996 as site specific investigations are completed and site specific remedial actions are identified. WE will seek rate recovery of these costs and does not anticipate that there will be a material adverse effect on its net income or financial condition.

Air Quality - Acid Rain Legislation

In 1986, the Wisconsin Legislature passed legislation establishing new sulfur dioxide ("SO2") limitations applicable to Wisconsin's five major electric utilities, including WE. The law requires each of the five major electric utilities to meet a 1.20 lb SO2 per million BTU corporate average annual emission rate limit beginning in 1993. Prior to 1993, Wisconsin law limited the total annual SO2 emissions from the five major electric utilities to 500,000 tons per year. During 1995, approximately 177,000 tons of SO2 were emitted by such utilities, equivalent to an annual average emission rate of
0.88 lbs SO2 per million BTU.

WE's compliance plan to meet the SO2 limitations under Wisconsin's acid rain law includes the increased use of low-sulfur coal at certain power plant units. Some changes to existing power plant equipment were made to accommodate the use of low-sulfur coals.

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. Most significant to the country's electric utility companies are the "acid rain" provisions of the amendments which are scheduled to limit SO2 and nitrogen oxide ("NOX") emissions in phases. Phase I became effective in 1995 and Phase II will take effect in 2000. Phase I requirements had minimal impact on the Company because of actions taken to meet the above-mentioned Wisconsin acid rain law. Phase II requirements, together with separate ozone nonattainment provisions of the Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which is not expected to materially impact rates. Since a portion of the regulations that have been issued by the EPA are not complete or are not yet final, the rate impact is subject to change and will be reevaluated as needed.

For additional information regarding the impact of the Clean Air Act Amendments, including estimates of the cost of compliance, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Environmental Issues."


OTHER

WE is authorized to provide electric and gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. WE provides electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities.

Research and development expenditures of WEC's utility subsidiary amounted to $6,427,000 in 1995, $8,063,000 in 1994 and $8,629,000 in 1993. Such
expenditures were primarily for improvement of service and abatement of air and water pollution. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations. In addition to the foregoing amounts, the WEGO paid $1,033,000 in 1995, $766,000 in 1994 and $1,300,000 in 1993 for support of the
Gas Research Institute ("GRI"). The GRI surcharge, currently assessed on all gas deliveries, is calculated on pipeline utilization.

At December 31, 1995, WEC and its subsidiaries employed 4,514 persons, of which 95 were part-time.

ITEM 2.  PROPERTIES

WE owns the following generating stations with 1995 capabilities as indicated:

==============================================================================
                                                           Dependable
                                        No. of            Capability In
                                      Generating          Megawatts (1)
                                       Units at     -----------------------
                                       December      August        December
Name                       Fuel          1995         1995           1995
----                       ----       ----------     -------       --------
Steam Plants:
     Point Beach           Nuclear         2            973             947
     Oak Creek             Coal            4          1,135           1,141
     Presque Isle (2)      Coal            9            612             612
     Pleasant Prairie      Coal            2          1,200           1,210
     Port Washington       Coal            4            322             324
     Valley                Coal            2            267             227
     Edgewater (3)         Coal            1             98              98
                                          --          -----           -----
TOTAL STEAM                               24          4,607           4,559
Hydro Plants (16 in number)               38             75              75

Germantown Combustion
 Turbines                  Oil             4            212             252
Concord Combustion
 Turbines                  Gas/Oil         4            332             376
Paris Combustion
 Turbines (4)              Gas/Oil         4            332             376
Other Combustion
 Turbines & Diesel         Gas/Oil         4             61              74
                                          --          -----           -----
TOTAL SYSTEM                              78          5,619           5,712
==============================================================================
(1) Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(2) UPPCO, a non-affiliated utility, staffs and operates the Presque Isle Power Plant under an operating agreement with WE which extends through December 31, 1997.

(3) WE has a 25% interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, a non-affiliated utility.

(4) During the second quarter of 1995, four units, or approximately 360 megawatts of additional peaking combustion turbine generation capacity, were placed in service at WE's Paris Generating Station.

At December 31, 1995, the electric transmission and distribution system had 2,761 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,605 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1995, WE was operating 23,004 pole miles of overhead distribution lines and 14,428 miles of underground distribution cable, as well as 360 distribution substations and 222,294 line transformers.

As of December 31, 1995, the gas distribution system includes approximately 7,040 miles of mains connected at 18 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America and Northern Natural Pipeline Company. WE has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dths per day. WE also has propane tanks for peaking purposes. These tanks will provide approximately 7,000 Dths of supply to the system.

WE owns various office buildings and service centers throughout its service area.

WISPARK properties include the following commercial and industrial parks in
Wisconsin: LakeView, located near Kenosha; Grandview, in Racine County; RidgeView, in Pewaukee; and the industrial development of Westridge, in New Berlin. WISPARK also owns Gaslight Pointe, a residential and commercial complex located in Racine, Wisconsin and other properties located in WE's service territories that are held for future development.

Badger Service Company holds rights to coal in an area of 8,568 acres in Knox County, Indiana.

The principal properties of WEC and its subsidiaries are owned in fee except that the major portion of electric transmission and distribution lines and steam distribution mains and gas distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility property is subject to first mortgage liens.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

WE is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. WE believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

Stephenson Building: On September 21, 1994, Crown Life Insurance Company sued WE in the United States District Court for the Eastern District of Wisconsin, seeking contribution and damages from WE under various federal and state claims for the costs of removing asbestos from boilers and piping in a building in downtown Milwaukee owned by Crown Life. WE sold that equipment and piping to a former building owner in 1970. WE is defending this lawsuit.

See Item 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" for a discussion of matters related to certain solid waste and ash landfills and manufactured gas plant sites.

RATE MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure: WE's electric retail rates in Wisconsin do not contain an automatic fuel adjustment clause, but can be adjusted by the PSCW if actual cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 3%. WE steam rates also contain a provision to adjust rates to reflect varying fuel costs for all customers except for a large volume contract representing approximately 13% of steam sales in 1995. WE believes that it has the ability to maintain low fuel costs through efficient management of its power supply system and fuel procurement practices. Therefore, WE has proposed, in its 1997 Test Year filing with the PSCW, the elimination of the retail electric fuel cost adjustment procedure.

1995 Fuel Cost Adjustment: Effective August 4, 1994, the PSCW authorized WE to reduce Wisconsin retail electric rates, through the use of a fuel adjustment credit, to reflect lower fuel and purchased power expenses. The adjustment reduced Wisconsin retail electric revenue by approximately $16.7 million through December 31, 1995. Effective January 1, 1996, the fuel adjustment credit was removed from Wisconsin retail electric rates. Under WE's proposal in the 1997 Test Year filing to eliminate the fuel cost adjustment credit, the level of fuel expense currently included in rates will continue until rates are revised by the PSCW in a rate case.

Purchased Gas Adjustment Tariffs: Sales of natural gas are subject to adjustment tariffs designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Rates and Regulatory Matters."

1995 Test Year: In 1993 the PSCW discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future biennial rate cases. As a result, no electric, gas or steam filings were made with respect to the 1995 test year.

1996 Test Year: On May 1, 1995, WE filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. At the PSCW's open meeting on August 21, 1995, the PSCW determined that Wisconsin retail rates for 1996 should be decreased from existing levels. In a letter order dated September 11, 1995, the PSCW directed WE to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33.383 million or 2.75%, $8.298 million or 2.6% and $0.790 million or 5.1%, respectively, on an annualized basis effective January 1, 1996. The decrease is based upon a regulatory return on common equity of 11.3%, down from 12.3% authorized since 1993.

1997 Test Year: On January 16, 1996, WE filed specific financial data with the PSCW related to the 1997 test year showing an $82.2 million revenue deficiency for its utility operations. The dollar impacts and percentage increases requested for Wisconsin retail electric, gas and steam customers are $77.0 million or 6.2%, $4.3 million or 1.4% and $0.9 million or 6.4%, respectively, on an annualized basis. On March 15, 1996, WE filed testimony and exhibits with the PSCW related to the 1997 test year. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP. For additional information regarding the merger of WEC and NSP, see Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY", Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers" and Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Wholesale Electric Jurisdiction

Fuel and Purchased Power Adjustment Tariffs: Some customers served under WE's wholesale rates are subject to an automatic fuel adjustment provision to reflect varying fuel and purchased power costs. Wholesale sales to municipals and cooperatives represented approximately 5% of total electric sales in 1995.

Michigan Retail Electric Jurisdiction

1996 Test Year: Effective January 1, 1996, the MPSC authorized an annualized rate decrease of $1.13 million or 3.3% for WE's non-mine retail electric customers. Excluding sales to the two mine customers, which are separately regulated by the MPSC, retail electric sales in Michigan account for approximately 2% of WE's total kilowatt-hour sales.

Power Supply Cost Recovery Clause: In the past, rates were adjusted to reflect varying fuel and purchased power costs through a power supply cost recovery ("PSCR") clause in WE's tariffs. Such PSCR clause provided for, among other things, an annual filing of a PSCR plan and, after notice and an opportunity for hearing, the development of PSCR factors to be applied to customers' bills during the period covered by the PSCR plan to allow WE to recover its costs of fuel and purchased power transactions, as estimated in its annual filing. The amounts so collected were subject to a reconciliation proceeding conducted by the MPSC at the end of the period covered by the plan for recovery of any undercollections of actual costs or for refund or credit of any amounts in excess of its actual costs in such period. On
November 30, 1994, the MPSC approved the proposed PSCR credit factor of $.00535 per kilowatt-hour for the year 1995. Effective December 15, 1995, the MPSC authorized suspension of the PSCR clause for a five-year period. The existing PSCR credit factor of $.00535 per kilowatt-hour was rolled into the energy rate.

FERC Order 636 Transition Costs

As a result of the FERC's Order 636, pipeline companies are no longer in the merchant business and are billing transition costs, such as Gas Supply Realignment and stranded capacity costs, to their customers. Due to the netting of refunds against liabilities in 1995, the net remaining transition costs to be billed to WE are currently estimated to be $2.0 million. This estimate includes the amount attributable to WSG, which was merged into WN effective January 1, 1994. The PSCW is allowing local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism.

For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Rates and Regulatory Matters."

Stray Voltage

In March 1996, technical hearings were concluded in a PSCW proceeding to further evaluate the results of stray voltage research that has been completed since 1989 and to update, if necessary, PSCW policies regarding stray voltage that were included in a 1989 PSCW order. WE expects the PSCW to issue an updated order on stray voltage in April 1996 but does not anticipate that it will have a significant impact on WE's financial position or results of operations.

OTHER LITIGATION

Spent Fuel Storage and Disposal: See Item 1. BUSINESS - "SOURCES OF GENERATION - Nuclear" for information concerning the PSCW's approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach Nuclear Plant and pending legal proceedings with respect to the PSCW's decision.

Pittsburg & Midway Case: In a matter brought before the FERC, in July 1993, WE filed an initial brief supporting its right to retain coal reclamation costs collected through the wholesale fuel adjustment clause in 1986 that it believes were prudently incurred in a settlement with the Pittsburg & Midway Coal Mining Company. Of the total costs involved, the portion recovered through the wholesale fuel clause amounts to approximately $750,000. This filing was made in response to a FERC audit staff determination that WE should have applied for a waiver of the FERC's fuel clause regulations in order to attempt to pass through the wholesale portion of the settlement costs. On December 13, 1995, the administrative law judge issued an initial decision that WE was required to refund the portion of such costs collected from its wholesale customers. The administrative law judge's initial decision found in favor of WE with respect to the prudence of the administration of the coal contracts. The matter is pending before the full commission.

In November 1993, the FERC rejected WE's request to be allowed to recover, in wholesale rates in the future, the amount which may have to be refunded to customers in the event of an unfavorable ruling in the pending fuel adjustment clause proceeding concerning the Pittsburg & Midway reclamation charges. In January 1994, WE filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit regarding this rejection. The matter is pending.

Electromagnetic Fields: Claims are being made or threatened with increasing frequency against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields ("EMFs") associated with electric transmission and distribution lines. Results of scientific studies conducted to date do not establish the existence of a causal connection between EMFs and any adverse health effects. WE believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. WE does not believe that any claims thus far made or threatened against it in connection with EMFs will result in any substantial liability on the part of WE.

Uranium Enrichment Charges: On February 9, 1995, WE and ten other utilities filed an action against the USEC in the U.S. Court of Federal Claims challenging the final decision of the USEC contracting officer in November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by WE total $3.3 million. The matter is pending.

Personal Injury Suit: On October 1, 1994, a jury returned a $2.85 million verdict against WN, which was merged into WE effective January 1, 1996, in a case in the Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On December 23, 1994, WN resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by WN's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of WN. On September 8, 1995, WN commenced an action for such indemnification in Milwaukee County Circuit Court against the construction company and its insurers. The matter is pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of WEC's security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 1995 and positions of the executive officers of WEC, including certain officers of WE, are listed below along with their business experience during the past five years. All officers are appointed for one-year terms or until their respective successors are duly chosen. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.


                                          Current Position(s) and
                                            Business Experience
    Name and Age                           During Past Five Years
----------------------                     ----------------------

Richard A. Abdoo, 51       Chairman of the Board, President and Chief
                              Executive Officer of WEC since 1991; Executive Vice President, 1990 to 1991; Director of WEC since 1988.
                           Chairman of the Board and Chief Executive Officer
                              of WE, a subsidiary of WEC, since 1990; Director of WE since 1989.
                           Chairman of the Board and Chief Executive Officer
                              of WN, a former subsidiary of WEC that was merged into WE on January 1, 1996, from 1990 through 1995; Director of WN from 1989 through 1995.

Richard R. Grigg, Jr., 47  Vice President of WEC since January 1995; Director of WEC since May 1995.
                           President and Chief Operating Officer of WE since
                              January 1995; Group Executive and Vice
                              President, June to December 1994; Vice
                              President, 1990 to June 1994; Director of WE since 1994.
                           President and Chief Operating Officer of WN during
                              1995; Director of WN during 1995.

Francis Brzezinski, 44     Vice President of WEC since 1990.
                           Vice President-Business Development of WE
                              since 1994.
                           President and Chief Operating Officer of Wispark
                              Corp., Wisvest Corp., and Witech Corp.
                              since 1990.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Executive Officers of the Registrant - (cont'd)

                                          Current Position(s) and
                                            Business Experience
    Name and Age                           During Past Five Years
----------------------                     ----------------------

Calvin H. Baker, 52        Treasurer and Chief Financial Officer of WEC
                              since March 1996.
                           Chief Financial Officer of WE since March 1996;
                              Vice President-Finance of WE since 1994; Vice President-Marketing, 1992 through 1993; Vice President-Finance 1991 to 1992.
                           Senior Vice President, Financial Services
                              Corporation of New York City (provider of direct loan programs and industrial development projects in New York City), 1989 to 1991.

David K. Porter, 52        Senior Vice President of WE since 1989; Director of
                              WE since 1989.
                           Vice President of WN from 1989 through 1995;
                              Director of WN from 1988 through 1995.


Ann Marie Brady, 43        Secretary of WEC since March 1996; Assistant
                              Secretary of WEC from 1989 to March 1996.
                           Vice President-External Affairs of WE since
                              March 1996; Secretary of WE since 1994;
                              Assistant Secretary, 1989 through 1993.
                           Secretary of WN, 1993 through 1995; Assistant
                              Secretary, 1989 through 1993.

Anne K. Klisurich, 48      Controller of WEC since June 1995; Accounting
                              Manager of WEC, 1987 to 1994.
                           Controller of WE since 1994.
                           Controller of WN from 1994 through 1995.

Certain executive officers in addition to Mr. Brzezinski also hold offices in WEC's non-utility subsidiaries.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS


NUMBER OF COMMON STOCKHOLDERS

As of year-end 1995, based on the number of Wisconsin Energy Corporation ("WEC") stockholder accounts, there were 88,481 registered stockholders.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS - (cont'd)

COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


DIVIDENDS

Dividends on WEC common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December.


RANGE OF WEC COMMON STOCK PRICES AND DIVIDENDS

 ============================================================================
                         1995              |               1994
 ------------------------------------------|---------------------------------
  Quarter      High      Low     Dividend  |     High      Low     Dividend
 ------------------------------------------|---------------------------------
  First      $28-1/4   $25-1/2    $ .3525  |   $27-1/2   $24        $ .33875
  Second      29        26-3/4      .3675  |    26-3/8    23-1/8      .3525
  Third       28-1/2    26-1/8      .3675  |    26-3/8    23-3/8      .3525
  Fourth      30-7/8    28          .3675  |    27        24-1/2      .3525
 ------------------------------------------|---------------------------------
  Year       $30-7/8   $25-1/2    $1.4550  |   $27-1/2   $23-1/8    $1.39625
 ============================================================================


DIVIDEND POLICY OF PRIMERGY

In accordance with the provisions of the Merger Agreement between WEC and Northern States Power Company ("NSP") to form Primergy Corporation ("Primergy"), each share of WEC common stock will become 1.0 share of Primergy common stock and each share of NSP common stock will be converted into 1.626 shares (the "Ratio) of Primergy common stock upon consummation of the Transaction. It is anticipated that Primergy will adopt NSP's common share dividend payment level adjusted for the Ratio. NSP currently pays $2.70 per share annually while WEC's annual dividend rate is currently $1.47 per share. Based on the Ratio and NSP's current dividend rate, the pro forma dividend rate for Primergy would be $1.66 per share at December 31, 1995. However, no assurance can be given that such dividend rate will be in effect or will remain unchanged, and Primergy reserves the right to increase or decrease its dividend as may be required by law or contract or as may be determined by the Primergy Board of Directors, in its discretion, to be advisable. Declaration and timing of dividends on Primergy common stock will be a business decision to be made by the Primergy Board from time to time based upon the results of operations and financial condition of Primergy and its subsidiaries and such other business considerations as the Primergy Board considers relevant in accordance with applicable laws. Additional information concerning the proposed merger of WEC and NSP may be found in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "RESULTS OF OPERATIONS - Mergers" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS.

ITEM 6.  SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION

CONSOLIDATED SELECTED FINANCIAL DATA

===============================================================================================
                                        (Thousands of Dollars except for per share amounts)
-----------------------------------------------------------------------------------------------
Year Ended December 31                  1995        1994        1993**      1992**      1991**
----------------------               ----------  ----------  ----------  ----------  ----------
Net income                           $  234,034  $  180,868* $  190,135  $  171,239  $  190,125
Earnings per share of
 common stock ($)                          2.13        1.67*       1.80        1.66        1.85
Dividends per share
 of common stock ($)                      1.455       1.396       1.341       1.285       1.223

Operating revenues
 Electric                            $1,437,480  $1,403,562  $1,347,844  $1,298,723  $1,292,809
 Gas                                    318,262     324,349     331,301     283,699     273,803
 Steam                                   14,742      14,281      14,090      13,093      12,986
                                     ----------  ----------  ----------  ----------  ----------
Total operating revenues             $1,770,484  $1,742,192  $1,693,235  $1,595,515  $1,579,598
                                     ==========  ==========  ==========  ==========  ==========

Total assets                         $4,560,735  $4,408,259  $4,270,592  $3,788,955  $3,533,745

Long-term debt and preferred stock-
 redemption required                 $1,367,644  $1,283,686  $1,300,781  $1,289,082  $1,175,417
-----------------------------------------------------------------------------------------------
Sales and Customers - Utility

Electric
 Megawatt-hours sold                 27,283,869  26,911,363  25,685,436  24,747,581  25,016,247
 Customers (End of year)                955,616     944,855     932,285     919,466     907,871

Gas
 Therms delivered (Thousands)           886,729     811,219     809,348     772,036     767,071
 Customers (End of year)                357,030     347,080     336,571     327,247     317,891

Steam
 Pounds sold (Millions)                   2,532       2,395       2,376       2,284       2,282
 Customers (End of year)                    473         471         459         472         468
===============================================================================================

CONSOLIDATED QUARTERLY FINANCIAL DATA

===============================================================================================
                                        (Thousands of Dollars except for per share amounts)
-----------------------------------------------------------------------------------------------
                                                        March                     June
Three Months Ended                                 1995        1994          1995        1994
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 471,122   $ 509,681     $ 405,093   $ 400,340
Operating income                                   84,572      43,436*       72,848      63,854
Net income                                         62,534      22,822*       51,595      43,430
Earnings per share of common stock ($)               0.57        0.21*         0.47        0.40
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                      September                  December
Three Months Ended                                 1995        1994          1995        1994
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 426,413   $ 400,512     $ 467,856   $ 431,659
Operating income                                   80,704      71,248        90,897      84,735
Net income                                         58,436      51,490        61,469      63,126
Earnings per share of common stock ($)               0.53        0.48          0.56        0.58
===============================================================================================

Quarterly results of operations are not directly comparable because of seasonal and other factors.
See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
*  Includes nonrecurring $73.9 million charge in 1994 ($45 million net of tax or $.42 per share)
   related to WE's Revitalization program.
** Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. ("WSG") into Wisconsin
   Natural Gas Company ("WN") effective on January 1, 1994.

                                         - 38 -

Electric Revenues, Kilowatt-Hour Sales and Customer Statistics

Year Ended December 31                 1995        1994        1993        1992        1991
----------------------              ----------  ----------  ----------  ----------  ----------
Operating Revenues ($000)
  Residential                       $  507,416  $  484,627  $  472,903  $  441,240  $  444,542
  Small commercial and industrial      423,039     406,043     386,736     372,213     363,906
  Large commercial and industrial      401,794     398,179     380,482     381,083     372,768
  Other retail                          13,505      13,750      13,975      15,245      15,368
  Resale - municipals                   55,813      55,508      57,039      62,787      71,382
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals          1,401,567   1,358,107   1,311,135   1,272,568   1,267,966
  Resale - public utilities             24,811      31,295      25,879      18,080      18,476
                                    ----------  ----------  ----------  ----------  ----------
Total revenue from sales             1,426,378   1,389,402   1,337,014   1,290,648   1,286,442
  Other operating revenue               11,102      14,160      10,830       8,075       6,367
                                    ----------  ----------  ----------  ----------  ----------
Total Operating Revenues            $1,437,480  $1,403,562  $1,347,844  $1,298,723  $1,292,809
                                    ==========  ==========  ==========  ==========  ==========
Kilowatt-hour Sales (Millions)
  Residential                            7,043       6,670       6,551       6,230       6,567
  Small commercial and industrial        7,047       6,699       6,358       6,155       6,153
  Large commercial and industrial       10,640      10,472       9,771       9,702       9,462
  Other retail                             182         189         196         217         226
  Resale - municipals                    1,369       1,415       1,580       1,779       1,935
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals             26,281      25,445      24,456      24,083      24,343
  Resale - public utilities              1,003       1,466       1,229         665         673
                                    ----------  ----------  ----------  ----------  ----------
Total Sales                             27,284      26,911      25,685      24,748      25,016
                                    ==========  ==========  ==========  ==========  ==========
Number of Customers - Average
  Residential                          857,924     846,745     835,685     824,544     814,078
  Small commercial and industrial       90,386      88,765      87,351      85,990      84,540
  Large commercial and industrial          679         674         675         670         664
  Other                                  1,821       1,811       1,831       1,945       1,980
                                    ----------  ----------  ----------  ----------  ----------
Total                                  950,810     937,995     925,542     913,149     901,262
                                    ==========  ==========  ==========  ==========  ==========
Gas Revenues, Therms Delivered and Customer Statistics

Year Ended December 31                 1995        1994        1993**      1992**      1991**
----------------------              ----------  ----------  ----------  ----------  ----------
Operating Revenues ($000)
  Residential                       $  194,226  $  200,824  $  199,509  $  175,824  $  170,827
  Commercial and Industrial             94,482     102,496     102,425      82,853      77,031
  Interruptible and other               12,763      15,338      12,858       9,406       9,959
                                    ----------  ----------  ----------  ----------  ----------
    Total revenues from sales          301,471     318,658     314,792     268,083     257,817
  Other operating revenue               16,791       5,691      16,509      15,616      15,986
                                    ----------  ----------  ----------  ----------  ----------
      Total Operating Revenues      $  318,262  $  324,349  $  331,301  $  283,699  $  273,803
                                    ==========  ==========  ==========  ==========  ==========
Therms Delivered (Thousands)
  Residential                          345,140     323,913     322,444     309,968     308,980
  Commercial and Industrial            207,358     199,206     202,549     183,588     176,707
  Interruptible and other               50,646      47,467      34,608      24,710      26,442
                                    ----------  ----------  ----------  ----------  ----------
    Total Sales                        603,144     570,586     559,601     518,266     512,129
  Transportation of Customer
    Owned Gas                          283,585     240,633     249,747     253,770     254,942
                                    ----------  ----------  ----------  ----------  ----------
      Total Delivered                  886,729     811,219     809,348     772,036     767,071
                                    ==========  ==========  ==========  ==========  ==========
Number of Customers - Average
  Residential                          321,643     311,288     302,355     293,437     284,728
  Commercial and Industrial             29,287      28,506      27,871      27,291      26,536
  Interruptible and other                  361         340         356         376         404
                                    ----------  ----------  ----------  ----------  ----------
    Total                              351,291     340,134     330,582     321,104     311,668
                                    ==========  ==========  ==========  ==========  ==========
Degree Days (Milwaukee)
  Heating (Normal 7,020)                 6,825       6,431       6,775       6,723       6,416
  Cooling (Normal   650)                   953         877         651         364       1,056

** Restated to reflect the merger of WSG into WN effective on January 1, 1994.
                                         - 39 -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Effective January 1, 1996, Wisconsin Energy Corporation ("WEC" or the "Company") merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into its electric and steam utility subsidiary, Wisconsin Electric Power Company ("WE"), to form a single combined utility subsidiary. Where applicable, references to WE include WN prior to the merger. Additional information concerning the merger may be found below under "RESULTS OF OPERATIONS - Mergers" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS.

As previously reported, WEC has entered into an agreement with Northern States Power Company, a Minnesota corporation ("NSP"), which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. The future operations and financial position of the Company will be significantly affected by the proposed merger. Consummation of the proposed merger is subject to a number of conditions, including obtaining all required regulatory approvals. Additional information concerning such agreement and proposed transaction may be found below under "RESULTS OF OPERATIONS - Mergers", in MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - "Dividend Policy of Primergy" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS (including unaudited pro forma financial information).

RESULTS OF OPERATIONS

Earnings

1995 Compared to 1994: Earnings per share of WEC's common stock in 1995 were $2.13 compared with $1.67 per share in 1994, an increase of 27.5%. Earnings during 1994 reflect a nonrecurring charge of approximately $73.9 million ($45 million net of tax, or 42 cents per share) associated with the organizational restructuring program at WE.

The 1994 nonrecurring charge primarily included the costs of early retirement and severance packages which were elements of a revitalization program ("Revitalization") designed to better position the Company in a changing energy marketplace. The Company has recovered the 1994 nonrecurring charge in avoided labor costs that would have been charged to Other Operations and Maintenance expense during 1994 and 1995.

Excluding the Revitalization charge, 1995 earnings per share of common stock were 1.9% greater than 1994 earnings per share of $2.09. The increase in 1995 earnings reflects 1.4% higher electric sales, 9.3% higher gas deliveries and a 3.1% decrease in Other Operation and Maintenance expenses. Electric sales grew primarily as a result of warmer summer weather during 1995. Gas deliveries increased due to increased deliveries to Interruptible and Transportation customers and to colder weather during the fourth quarter of 1995. Additional economic activity in WE's service area also contributed to the increase in electric sales and gas deliveries. The reduction in Other Operation and Maintenance expenses primarily reflects payroll-related savings and efficiencies gained through WE's Revitalization program.

1993 Through 1995: Earnings per share of common stock increased at a compound annual rate of 8.9% from $1.80 in 1993 to $2.13 in 1995. The increase in earnings per share primarily resulted from corresponding growth in electric sales and therm deliveries and a decline in Other Operation and Maintenance expense.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Wisconsin Electric Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, WE implemented Revitalization in 1994 to increase efficiencies and improve customer service by reengineering and restructuring the organization. The new structure consolidated many business functions and simplified work processes. See Note K - "Benefits Other Than Pensions" in the NOTES TO FINANCIAL STATEMENTS.

Mergers

Wisconsin Natural Gas Company: As part of Revitalization, WEC has merged WN into WE. The merger, which was effective January 1, 1996, is expected to improve customer service and reduce operating costs. The accounting treatment for this merger was similar to that which would result from a pooling of interests.

Wisconsin Southern Gas Company, Inc.: Effective January 1, 1994, WEC acquired Wisconsin Southern Gas Company, Inc. ("WSG") through a statutory merger of WSG into WN in which all of WSG's common stock was converted into common stock of WEC. WSG was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in an area of southeastern Wisconsin which was contiguous to WN's service territory. WSG was merged into WN using the pooling of interests method of accounting. Accordingly, prior years' financial and statistical information was restated to include WSG at historical values.

Northern States Power Company: On April 28, 1995, WEC and NSP entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets. The Transaction is intended to be tax free for income tax purposes and to be accounted for as a pooling of interests.

On September 13, 1995, stockholders of WEC and NSP voted to approve the Transaction. Under the provisions of the Merger Agreement, each share of WEC and NSP common stock will become 1.0 and 1.626 shares of Primergy common stock, respectively, following the proposed Transaction.

As a result of the Transaction, the Company anticipates cost savings of approximately $2 billion over a ten year period, net of transaction costs and costs to achieve the savings of approximately $30 million and $122 million, respectively. WE and NSP have proposed, in their filings with the numerous state jurisdictions to which they are subject, a reduction of approximately 1.5% in retail electric rates beginning on or about January 1997 (assuming that the Transaction is then consummated) and a rate freeze through the year

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Mergers - (cont'd)

2000, subject to certain exceptions regarding matters beyond WE's or NSP's control. For the same periods and subject to the same types of exceptions, WE and NSP-WI have proposed a $4.2 million reduction in retail gas rates on an annualized basis in Wisconsin and Michigan and a rate freeze through the year 2000. Similarly, NSP anticipates proposing in 1996 a 1.25% rate reduction for retail gas customers in North Dakota and four and two year rate freezes in North Dakota and Minnesota, respectively, effective following consummation of the Transaction. Subject to the same types of exceptions noted above, WE and NSP have agreed to a freeze in their electric wholesale rates for a four year period subsequent to the Transaction. In December 1995, WEC and NSP entered into a settlement agreement with certain municipal Wisconsin intervenors that ended the latters' participation in the FERC and state merger proceedings.
The settlement agreement, which provides for certain rate reductions on power sales and transmission services, is pending FERC action. The state filings include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of December 31, 1995, WEC has deferred $8.1 million of costs associated with the Transaction as a component of Deferred Charges and Other Assets-Other.

The Merger Agreement is subject to various conditions including approval by all applicable regulatory authorities. In July 1995, WEC and NSP filed an application and supporting testimony with the FERC seeking approval of the Merger Agreement. In August 1995, WEC and NSP made similar filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required. Applications for license amendments and approvals relating to the Merger Agreement were filed with the Nuclear Regulatory Commission ("NRC") in the fall of 1995. The FERC has put the merger application on an accelerated schedule, ordering the administrative law judge's initial decision by August 30, 1996 and briefs on exception by September 30, 1996. In March 1996, the Public Service Commission of Wisconsin ("PSCW") requested that the FERC broaden the scope of the merger application hearing to evaluate whether the proposed Transaction will impair effective state oversight of retail rates. The matter is pending. Not all of the regulatory agencies have established a timetable for their decision.

During 1995, WEC and NSP received a ruling from the Internal Revenue Service indicating that the proposed successive merger transactions defined in the Merger Agreement would not prevent the treatment of the Transaction as a tax-free reorganization under applicable tax law if each transaction independently so qualified. In 1996, WEC and NSP will file an application with the Securities and Exchange Commission ("SEC") for authority to form Primergy under the requirements of PUHCA as well as required notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997.

The SEC may require, as a condition to its approval of the Transaction, that WEC and NSP divest their gas utility properties and possibly certain non-utility ventures within a reasonable time after the Transaction is consummated. In a few cases, the SEC has allowed the retention of such properties or deferred the question of divestiture for a substantial period of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Mergers - (cont'd)

time. In those cases in which divestiture has taken place, the SEC has usually allowed enough time to complete the divestiture so as to allow the applicant to avoid a "fire sale" of the divested assets. WEC and NSP believe strong policy reasons and prior SEC decisions exist which support their retaining their existing gas utility properties and non-utility ventures, or, alternatively, which support deferring the question of divestiture for a substantial period of time; accordingly, WEC and NSP will request in their merger application with the SEC that WEC and NSP be allowed to retain, or, in the alternative, that the question of divestiture be deferred with respect to, WEC's and NSP's existing gas utility properties and non-utility ventures.

Regulatory authorities may also require the restructuring of transmission system operations or administration. WEC and NSP currently cannot determine if such restructuring will be required. In addition, Wisconsin State law limits the total assets of non-utility affiliates of Primergy, which could affect the amount of non-regulated operations.

Electric Revenues, Gross Margins and Sales

1995 Compared to 1994: Despite an annualized $16 million or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994, total Electric Operating Revenues increased by 2.4% from $1,404 million in 1994 to $1,437 million in 1995 due to increased 1995 electric sales. The gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) increased by 1.6% from $1,075 million in 1994 to $1,092 million in 1995. The gross margin grew because the increased electric sales were primarily to Residential and Small Commercial/Industrial customers who contribute higher margins to earnings than other customer classes.

==============================================================================
Electric Gross Margin ($000)            1995             1994       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $1,437,480       $1,403,562       2.4
  Fuel & Purchased Power                345,387          328,485       5.1
                                     ----------       ----------
  Gross Margin                       $1,092,093       $1,075,077       1.6
==============================================================================

Total electric sales, detailed below by customer class, increased by 1.4% to approximately 27,284,000 megawatt-hours in 1995 compared to 26,911,000 megawatt-hours in 1994. Electric sales were positively impacted by substantially warmer summer weather conditions during 1995, resulting in increased use of electricity for air conditioning and other cooling purposes. As measured by cooling degree days, the 1995 cooling season (June through August) was 27.7% warmer than the same period in 1994. During the summer of 1995, WE experienced eight days of electric peak demands greater than the previous record which had been set in June 1994. The increase in electric sales also reflects colder winter weather during the fourth quarter of 1995 and a moderate increase in economic activity in WE's service area.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Electric Revenues, Gross Margins and Sales - (cont'd)

==============================================================================
Electric Sales (Megawatt-hours)         1995             1994       % Change
-------------------------------      ----------       ----------    --------
  Residential                         7,042,691        6,670,081       5.6
  Small Commercial/Industrial         7,047,277        6,699,073       5.2
  Large Commercial/Industrial        10,639,782       10,471,869       1.6
  Other                               1,550,937        1,603,741      (3.3)
                                     ----------       ----------
  Total Retail and Municipal         26,280,687       25,444,764       3.3
  Resale-Utilities                    1,003,182        1,466,599     (31.6)
                                     ----------       ----------
  Total Sales                        27,283,869       26,911,363       1.4
==============================================================================

The warmer 1995 summer weather increased sales primarily to Residential and Small Commercial/Industrial customers. These customers are more sensitive to weather variations than other customer classes. The average number of customers in the Residential and Small Commercial/Industrial customer classes grew by 1.3% and 1.8% or from 846,745 and 88,765, respectively, in 1994 to 857,924 and 90,386 in 1995.

Electric energy sales to the Empire and Tilden iron ore mines, WE's two largest customers, decreased by 0.5% to 2,296,000 megawatt-hours in 1995 compared to 2,308,000 megawatt-hours in 1994. Excluding the mines, sales to Large Commercial/Industrial customers increased 2.2%.

The 3.3% reduction in 1995 sales to the Other customer class is largely the result of reductions in sales to WPPI, WE's largest municipal power agency customer. WPPI has been reducing its purchases from WE subsequent to acquiring generating capacity in 1990, 1993 and 1996. Since that time, WPPI has expanded the use of its existing generating facilities and has installed additional capacity, further reducing its reliance on energy purchases from WE. These sales reductions did not have a significant effect on earnings.

The market for electric wholesale customers (included in the Other customer class) is increasingly competitive. WE is in the process of renegotiating or has renegotiated long-term power sales contracts with most of its municipal wholesale customers. While WE anticipates retaining most of these customers over the long-term, WE expects that municipal wholesale revenues will begin to decline starting in 1996 as a result of lower margins included in the renegotiated contracts. WE is actively seeking to obtain new municipal wholesale customers to increase sales in this customer class.

Resale of energy to other utilities declined 31.6% in 1995. This decline can in part be attributed to unplanned or longer than expected outages at two of WE's least cost generating facilities during 1995 and to increased retail customer load as a result of the warmer summer weather, both of which reduced the opportunity to sell electric energy to other utilities. Additionally, Upper Peninsula Power Company has permanently reduced the amount of energy that it is purchasing from WE for resale. These sales reductions did not have a significant effect on earnings.

1993 Through 1995: Total Electric Operating Revenues increased at a compound annual growth rate of 3.3% or from approximately $1,348 million in 1993 to

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Electric Revenues, Gross Margins and Sales - (cont'd)

$1,437 million in 1995 due to increased electric sales. Total electric sales grew from 25,685,000 megawatt-hours in 1993 to 27,284,000 megawatt-hours in 1995, a compound annual increase of 3.1%. These increases reflect, among other things, more favorable weather conditions in 1995 and a moderate increase in economic activity in WE's service area. The gross margin on Electric Operating Revenues increased at a compound annual rate of 3.0% from approximately $1,030 million in 1993 to $1,092 million in 1995. This was due to increased electric sales to Residential and Small Commercial/Industrial customers who contribute higher margins to earnings than other customer classes.

From 1993 through 1995, sales to Residential and Small Commercial/Industrial customers increased at compound annual rates of 3.7% and 5.3% or from 6,551,000 and 6,358,000 megawatt-hours, respectively, in 1993 to 7,043,000 and 7,047,000 megawatt-hours in 1995. This increase was due primarily to warm summer weather in 1994 and 1995. The average number of Residential and Small Commercial/Industrial customers has increased at compound annual rates of 1.3% and 1.7%, respectively, during this period.

Large Commercial/Industrial sales increased from 9,771,000 megawatt-hours in 1993 to 10,640,000 megawatt-hours in 1995, a compound annual increase of 4.3% attributable in part to a five-week long mine strike during the third quarter of 1993 which reduced 1993 sales. WE's contracts with the mines require the payment of a demand charge regardless of power usage which partially offset the impact on 1993 revenues of lost sales. Sales to the mines represented 8.4%, 8.6% and 7.8% of total electric sales during 1995, 1994 and 1993, respectively.

For the three year period ending with 1995, sales to the Other customer class declined from 1,776,000 megawatt-hours in 1993 to 1,551,000 megawatt-hours in 1995, a compound annual decrease of 6.6% resulting from the decreased sales to WPPI noted above. Sales for Resale to other utilities declined from 1,229,000 megawatt-hours in 1993 to 1,003,000 megawatt-hours in 1995, a compound annual decrease of 9.7% resulting from the decreased opportunity sales and the reduction in purchases by Upper Peninsula Power Company described above.

In addition to the results of higher total electric sales, the compound annual increase in Electric Operating Revenues since 1993 includes the impacts of rate changes which were effective during 1993 and 1994 as shown below in "Rates and Regulatory Matters."

Gas Revenues, Gross Margins and Sales

1995 Compared to 1994: Despite an increase in 1995 total gas deliveries, total Gas Operating Revenues decreased by 1.9% or from $324 million in 1994 to $318 million in 1995 as a result of a reduction in the cost of gas which is recovered through the purchased gas adjustment clause. The gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased by 3.7% or from $125 million in 1994 to $129 million in 1995. The gross margin grew because of increased therm sales to Residential and Commercial customers who contribute higher margins to earnings than other customer classes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Gas Revenues, Gross Margins and Sales - (cont'd)

==============================================================================
Gas Gross Margin ($000)                 1995             1994       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  318,262       $  324,349      (1.9)
  Cost of Gas Sold                      188,764          199,511      (5.4)
                                     ----------       ----------
  Gross Margin                       $  129,498       $  124,838       3.7
==============================================================================

Total natural gas therms delivered, detailed below by customer class, increased by 9.3% or from 811,219 thousand therms in 1994 to 886,729 thousand therms in 1995, due in part to the effects of weather. Colder weather during the fourth quarter of 1995 contributed to net increased deliveries for the year. As measured by heating degree days, the fourth quarter was 43.1% colder than the same period in 1994. The increase in therms delivered also reflects the warmer summer weather conditions noted above, which increased therm deliveries to electric peak generating stations described below, and a moderate increase in economic activity in WE's service area.

==============================================================================
Therms Delivered - Thousands            1995             1994       % Change
----------------------------         ----------       ----------    --------
  Residential                           345,140          323,913       6.6
  Commercial/Industrial                 207,358          199,206       4.1
  Interruptible                          50,646           47,467       6.7
                                     ----------       ----------
  Total Sales                           603,144          570,586       5.7
  Transported Customer Owned Gas        283,585          240,633      17.8
                                     ----------       ----------
  Total Gas Delivered                   886,729          811,219       9.3
==============================================================================

The colder fourth quarter of 1995 weather increased sales to Residential and Commercial customers. These customers are more sensitive to weather variations as a result of heating requirements than other customer classes. The average number of Residential and Commercial/Industrial customers increased by 3.3% and 2.7% or from 311,288 and 28,506, respectively, in 1994 to 321,643 and 29,287 in 1995.

During 1995, therm deliveries to Interruptible and Transportation customers increased by 6.7% and 17.8%, respectively. WE attributes these increases in part to increased electric generation peaking requirements of its Concord ("Concord") and Paris ("Paris") Generating Stations, especially given the warmer weather during the summer of 1995. All of the gas fired generating units at Concord and Paris were in operation by the end of the second quarter of 1995 while only the generating units at Concord were in operation by the end of the second quarter of 1994. Deliveries to the Concord and Paris peaking power plants are at rates approved by the PSCW.

WE transports gas for customers who purchase gas directly from other suppliers. Rates charged for transportation services are designed to recover the same margin as natural gas sold directly by WE.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Gas Revenues, Gross Margins and Sales - (cont'd)

WE arranges for its own gas supply under contracts with terms of various lengths. Changes in the cost of natural gas purchased at market prices are passed through to customers via WE's purchased gas adjustment clause.

1993 Through 1995: While total Gas Operating Revenues decreased at a compound annual rate of 2.0% or from $331 million in 1993 to $318 million in 1995, the gross margin on Gas Operating Revenues increased at a compound annual rate of 5.1% or from $117 million in 1993 to $129 million in 1995. Total therms delivered increased from 809,348 thousand therms in 1993 to 886,729 thousand therms in 1995, or at a compound annual rate of 4.7%. Despite an annualized $9 million or 3.3% rate increase that became effective September 2, 1993 and the increased therm deliveries, Gas Operating Revenues declined due to a reduction in the cost of gas which is passed through to customers via the
purchased gas adjustment clause.   Gross margin grew as a result of increased
therm sales to Residential and Commercial customers who contribute higher margins to earnings than other customer classes. Total therm deliveries increased in part due to favorable weather conditions and moderate economic growth in WE's service territory from 1993 through 1995.

From 1993 through 1995, therm sales to Residential and Commercial/Industrial customers increased at compound annual rates of 3.5% and 1.2% or from 322,444 thousand and 202,549 thousand therms, respectively, in 1993 to 345,140 thousand and 207,358 thousand therms in 1995. The average number of Residential and Commercial/Industrial customers increased at compound annual rates of 3.1% and 2.5%, respectively, during this period. Therm deliveries to Interruptible and to Transportation customers increased at compound annual rates of 21.0% and 6.6% or from 34,608 thousand and 249,747 thousand therms, respectively, in 1993 to 50,646 thousand and 283,585 thousand therms in 1995. These gas deliveries increased in part due to the increased electric generation peaking requirements of Paris and Concord noted above. Therms of Transported Customer Owned Gas accounted for 32.0%, 29.7% and 30.9% of WE's total therms delivered during 1995, 1994 and 1993, respectively.

Operating Expenses

1995 Compared to 1994: Excluding Depreciation expense, total operating income taxes and the nonrecurring 1994 Revitalization charge, total Operating Expenses decreased 0.9% in 1995, reflecting a reduction of approximately $16 million or 3.1% in Other Operation and Maintenance expenses attributable to payroll-related savings and efficiencies gained through WE's Revitalization program. Such reductions were partially offset by higher costs related to increased generation, the availability of Paris and unscheduled or longer than expected outages at two of WE's most efficient power plants.

Fuel expense increased by approximately $18 million or 6.2% while Purchased Power expense declined approximately $1 million or 1.9% in 1995. Fuel expense rose as a result of higher electric sales. Purchased Power expense fell as a result of decreased marginal generating costs at three of WE's fossil plants and the newly installed peaking capacity at Paris. Lower generating costs at the fossil plants were due to decreased per unit fuel costs and the benefits of Revitalization, allowing WE to substitute generation for power purchases. The addition of Paris in 1995 allowed WE to eliminate firm power purchase contracts that contained fixed demand charges. The unscheduled or

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Operating Expenses - (cont'd)

longer than expected outages in 1995 noted above, however, offset most of the decrease in Purchased Power expense as WE purchased nonfirm replacement energy on the spot market.

Despite the increase in therm deliveries during 1995 noted above, Cost of Gas Sold decreased by approximately $11 million or 5.4% in 1995 as a result of a decrease in the average cost per therm sold.

From 1994 to 1995, total operating income taxes increased $41 million or 41.4% due to lower taxable income in 1994 caused by the nonrecurring Revitalization charge. Deferred Income Taxes - Net increased $22 million or 88.7% primarily due to tax matters related to the timing of payments made in connection with WE's Revitalization program.

1993 Through 1995: Since 1993, total Operating Expenses excluding Depreciation expense, total operating income taxes and the nonrecurring 1994 Revitalization charge have decreased at a compound annual rate of 2.1% or from $1,088 million in 1993 to $1,042 million in 1995. Other Operation and Maintenance expenses decreased from $555 million in 1993 to approximately $508 million in 1995, a compound annual decrease of 4.4% largely due to the Revitalization related work force reductions and efficiency gains referred to above as well as to lower expenditures made in connection with power plant renovation work as certain major maintenance programs were completed in 1994. These decreases have been partially offset by expenses associated with the implementation of Revitalization and increases in conservation-related expenses associated with improving the efficiency of customers' energy usage.

Fuel expense increased at a compound annual rate of 7.4% or from $263 million in 1993 to approximately $304 million in 1995, primarily due to increased electric sales. Purchased Power expense decreased at a compound annual rate of 12.7% or from $55 million in 1993 to approximately $42 million in 1995 due to the decreased marginal generating costs at three of WE's fossil plants noted above and to additional peak generating capacity placed in service at Concord and Paris in 1994 and 1995, respectively. A 6.1% compound annual decrease in the Cost of Gas Sold from $214 million in 1993 to approximately $189 million in 1995 is attributable to a decrease in the average cost per therm sold. Depreciation expense has increased at a compound annual rate of 4.9% from $167 million in 1993 to $184 million in 1995 as a result of higher depreciable plant balances. During this period, total operating income taxes and Deferred Income Taxes-Net have been affected by tax matters related to Revitalization as noted above and by a prior period reclassification between current and deferred income taxes.

Other Items

Other Interest Charges increased by $5 million between 1995 and 1994 and by $5 million between 1994 and 1993, reflecting increased average short-term debt balances, primarily at WE.

New Pronouncements: In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121") and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 121 requires that long-lived assets be reviewed

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Other Items - (cont'd)

for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 123 establishes reporting standards and an optional accounting method for stock-based employee compensation plans. The Company will adopt both standards prospectively in 1996. It is anticipated that adoption will not have a material effect on the Company's net income or financial position.

In February 1996, FASB released for comment an exposure draft of a Proposed Statement of Financial Accounting Standards ("FAS"), Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets. The proposed FAS, if issued, would require WE to recognize as a liability the present value of the estimated future total costs associated with closure or removal of certain long-lived assets and to correspondingly capitalize those costs. The capitalized costs would be depreciated to expense over the useful life of the asset. The proposed statement would become effective in 1997. This proposed FAS would apply to decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and would result in WE recording a decommissioning liability and corresponding asset as required by the pronouncement. Currently, nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units at Point Beach based on an external sinking fund method. Any changes in depreciation expense due to differing assumptions between the proposed FAS and those currently required by the PSCW are not expected to be material and would most likely be deferrable and recoverable in rates. For additional information on the costs of decommissioning Point Beach, see Note F - "Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS.

Effects of Inflation: With expectations of low-to-moderate inflation, the Company does not believe the impact of inflation will have a material effect on its future results of operations.

Electric Sales and Gas Deliveries Outlook

Assuming moderate growth in the economy of its service territory and normal weather, WE presently anticipates total electric kilowatt-hour sales to grow at a compound annual rate of approximately 1.1% over the five-year period ending December 31, 2000. WE forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 2.1% over the same five-year period. These forecasts are subject to a number of variables, including among others the economy, weather and the restructuring of the electric and gas utility industries, which may affect the actual growth in sales. These estimates do not reflect the operations of NSP, which will become a part of Primergy after consummation of the Transaction. See "RESULTS OF OPERATIONS - Mergers" above.

Rates and Regulatory Matters

The table below summarizes the projected annual revenue impact of recent rate changes authorized by regulatory commissions for the electric, natural gas and steam utilities of the Company based on the sales projections utilized by those commissions in setting rates. The PSCW regulates Wisconsin retail electric, steam and natural gas rates, while the FERC regulates wholesale power and electric transmission and gas transportation service rates. The Michigan Public Service Commission ("MPSC") regulates retail electric rates in Michigan. The PSCW has discontinued the practice of conducting annual rate

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Rates and Regulatory Matters - (cont'd)

case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years.

In support of its goal to become the lowest-cost energy provider in the region and in light of the operating cost reductions expected from the reengineering process discussed above, WE did not seek an increase in rates for 1994 or 1995.

==============================================================================
                                   Revenue           Percent
                                   Increase         Change in        Effective
Service                           (Decrease)          Rates            Date
-------------------------        ------------       ---------        ---------
                                  (Thousands)

 Retail electric, WI               $ (33,383)          (2.8)          01/01/96
 Retail electric, MI                  (1,128)          (3.3)          01/01/96
 Retail gas                           (8,298)          (2.6)          01/01/96
 Steam heating                          (790)          (5.1)          01/01/96
 Fuel electric, WI                   (16,179)*         (1.3)          08/04/94
 Fuel electric, WI                    (8,596)**        (0.9)          11/05/93
 Retail gas                            9,172            3.3           09/02/93
 Retail electric, MI                   1,366            4.3           07/09/93
 Wholesale electric                    6,000           10.6           06/09/93
 Retail electric, WI                  26,655            2.3           02/17/93
 Steam heating                           505            3.5           02/17/93
==============================================================================
*   The 8/4/94 fuel credit was eliminated 1/1/96 by PSCW Order.
**  The 11/5/93 fuel credit was eliminated 1/1/94 by PSCW Order.

Under the Wisconsin retail electric fuel cost adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below that range. WE believes that it has the ability to maintain low fuel costs through efficient management of its power supply system and fuel procurement practices. Therefore, WE has proposed the elimination of the retail electric fuel cost adjustment procedure in its 1997 Test Year filing with the PSCW. On December 15, 1995, the MPSC approved the suspension of the Power Supply Cost Recovery Clause (fuel adjustment procedure) for a five-year period for Michigan retail electric customers. In the case of natural gas costs, differences between the test year estimate and the actual cost of purchased gas are accounted for through a purchased gas adjustment clause.

1996 Test Year: In a letter order dated September 11, 1995, the PSCW directed WE to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33.383 million or 2.75%, $8.298 million or 2.6% and $0.790 million or 5.1%, respectively, on an annualized basis effective January 1, 1996. The decrease is based on a regulatory return on common equity of 11.3%, down from 12.3% authorized since 1993. Also effective January 1, 1996, the MPSC authorized WE to implement a rate decrease for Michigan non-mine retail electric customers of $1.128 million or 3.3% on an annualized basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Rates and Regulatory Matters - (cont'd)

1997 Test Year: On January 16, 1996, WE filed specific financial data with the PSCW related to the 1997 test year showing an $82.2 million revenue deficiency for its utility operations. The dollar impacts and percentage increases requested for Wisconsin retail electric, gas and steam customers are $77.0 million or 6.2%, $4.3 million or 1.4% and $0.9 million or 6.4%, respectively, on an annualized basis. On March 15, 1996, WE filed testimony and exhibits with the PSCW related to the 1997 test year. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP.

Neither the 1996 nor 1997 Test Year changes reflect the proposed retail electric and gas rate reductions and freezes nor the wholesale rate reductions and freezes related to the proposed merger with NSP. See "RESULTS OF OPERATIONS - Mergers" above for a separate discussion of rate actions related to the proposed Transaction.

PSCW Electric Utility Industry Investigation: The PSCW has conducted an investigation into the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. In January 1995, the PSCW established an advisory committee, including WE, to examine all aspects of the electric utility industry and to suggest which functions should be performed in a competitive market. The PSCW decided on December 12, 1995 the general direction of utility regulation in Wisconsin. This proposed restructuring of the industry would permit all consumers to choose their electricity provider by the year 2001 and it would establish a competitive generation business. The transmission and distribution functions would remain regulated. In a February 22, 1996 Report to the Wisconsin Legislature, the PSCW identified a 32 step workplan that it would follow for Electric Utility Restructuring in Wisconsin. In the plan, the PSCW indicated that during 1996 it will begin activities on 12 of these steps, some of which would seek changes in applicable administrative rules under its jurisdiction, including affiliated interest standards and quality of service standards. The PSCW expects to present an electric utility restructuring proposal to the Wisconsin State Legislature in 1997. In its February 22, 1996 report, the PSCW stated that the implementation timetable for its plan is subject to change depending on the pace of resolution of the specific restructuring steps and on external events.

PSCW Natural Gas Utility Industry Investigation: The PSCW also continued a generic investigation of the natural gas industry in Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. In conjunction with this generic investigation, the PSCW staff is reviewing the use of the current purchased gas adjustment ("PGA") mechanism which is designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. A separate docket has been established to review the PGA. WE is participating in these PSCW investigations.

In June 1995, WE filed with the PSCW a proposal to replace the current PGA mechanism with a new market-based pricing mechanism. The proposed gas pricing

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Rates and Regulatory Matters - (cont'd)

mechanism would link gas commodity prices to market indices and incorporate all other gas supply costs such as transportation and storage, under a price cap. The price cap would be designed to provide balanced financial incentives and risks for WE based upon performance standards, while ensuring a reliable gas supply for consumers. In July 1995, the PSCW decided to analyze and review this proposal as part of the generic docket established to review the PGA. The matter is pending.

FERC Open Access Transmission NOPR: In March 1995, the FERC issued a Notice of Proposed Rulemaking ("NOPR") on Open Access Non-Discriminatory Transmission Services by Public Utilities. The NOPR's goal is to create a more competitive wholesale electric power market. In the proposed rulemaking, FERC would require all electric utilities that own or control transmission facilities to file non-discriminatory open access transmission tariffs available to wholesale sellers and buyers of electric energy, to take service under the tariffs for their own wholesale sales and purchases of electric energy and to provide utilities the opportunity to recover legitimate and verifiable stranded costs on the federal and state levels. WE advocates open access to transmission facilities as a necessary step in the competitive restructuring of the electric utility industry and does not believe that the issuance of a final rule by FERC will have a negative material impact on the Company's financial position or results of operations. WE expects FERC to finalize and issue its open access transmission rules in the second quarter of 1996.

Regulatory Accounting: WEC's principal subsidiary, WE, operates under electric utility rates which are subject to the approval of the PSCW, MPSC and FERC, and natural gas and steam utility rates that are subject to the approval of the PSCW (see "Rates and Regulatory Matters" above). Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. At this time, WEC is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See Note A - "Summary of Significant Accounting Policies" in the NOTES TO FINANCIAL STATEMENTS.


LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

WEC invested $1.111 billion in its businesses during the three years ended December 31, 1995. The investments made during this three-year period include construction expenditures for new or improved facilities totaling $932 million, purchases of nuclear fuel of $70 million, net capitalized conservation expenditures of $54 million and payments to an external trust for the eventual decommissioning of WE's Point Beach Nuclear Plant totaling $32 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Investing Activities - (cont'd)

Paris Generating Station: During 1995, WE placed in service four units, or approximately 300 megawatts of capacity, at its Paris Generating Station.
This natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin, is designed to meet peak demand requirements. Capital expenditures of $10 million, $54 million and $28 million were made during 1995, 1994 and 1993, respectively, for construction of this facility. The capital costs of the Paris facility will total approximately $105 million.

Concord Generating Station: During 1994, WE placed in service the last two units, or approximately 150 megawatts of capacity, at its Concord Generating Station. This four unit 300 megawatt natural gas-fired combustion turbine facility, located near Watertown, Wisconsin, is designed to meet peak demand requirements. The first two units were completed in 1993. Capital expenditures of $3 million, $6 million and $35 million were made during 1995, 1994 and 1993, respectively, for construction of this facility. The capital costs of the Concord facility will total approximately $107 million.

Port Washington Power Plant Renovation: Additionally during 1994, WE completed the $107 million renovation project at its Port Washington Power Plant. The renovation work, which began in September 1991, included the installation of additional emission control equipment. Expenditures totaling $12 million and $36 million were made during 1994 and 1993, respectively.

Cash Provided by Operating and Financing Activities

During the three years ended December 31, 1995, cash provided by operating activities totaled $1.248 billion. During this period, internal sources of funds, after the payment of dividends, provided approximately 72% of the Company's capital requirements.

Financing activities during the three-year period ended December 31, 1995 included the issuance of $646 million of long-term debt, principally to refinance higher coupon debt, the addition of $164 million of common equity from the issuance of new shares through the Company's stock plans and the purchase or redemption of $71 million of preferred stock. No preferred stock was issued during this period. Additionally, during the three-year period ended December 31, 1995, the Company retired a total of $503 million of long-term debt and increased short-term debt by $35 million. Dividends on the Company's common stock were $160 million, $151 million, and $141 million, during 1995, 1994 and 1993, respectively.

In December 1995, WE issued $100 million of unsecured One Hundred Year 6 7/8% Debentures due 2095. Proceeds of the issue were added to WE's general funds and were applied to the repayment of short-term borrowings.

In August 1995, WE called for optional redemption $98.35 million aggregate principal amount of fixed rate tax exempt bonds issued by three political jurisdictions on WE's behalf that were secured by issues of WE's First Mortgage Bonds with terms corresponding to the tax exempt bonds called for redemption. During September and October 1995, the three political jurisdictions issued $98.35 million aggregate principal amount of new tax exempt bonds on behalf of WE, collateralized by unsecured variable rate promissory notes issued by WE, maturing between March 1, 2006 and

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Cash Provided by Operating and Financing Activities - (cont'd)

September 1, 2030, with terms corresponding to the respective issues of the refunding tax exempt bonds. The proceeds were used to finance the optional redemptions. The WE First Mortgage Bonds, which collateralized the redeemed tax exempt bonds, have been canceled.

During 1993, WE issued five new series of First Mortgage Bonds aggregating $350 million in principal amount, the proceeds of which were used to redeem $284.3 million principal amount of four outstanding series of First Mortgage Bonds and 626,500 shares of WE's 6.75% Series Preferred Stock. These refunding transactions are expected to result in significant savings over the lives of the new debt issues. Depending on market conditions and other factors, additional debt refundings may occur.

The Merger Agreement, entered into by WEC and NSP, provides for restrictions on certain transactions by both the Company and NSP, including the issuance of debt and equity securities. While WEC does not currently plan to enter into transactions that would not comply with these restrictions, circumstances may arise to make such transactions necessary. Under such circumstances, NSP would need to agree to consent to any such change in the Merger Agreement.

See Note A - "Summary of Significant Accounting Policies" in the NOTES TO FINANCIAL STATEMENTS for a discussion of various limitations on the ability of the Company's utility subsidiary to transfer funds to WEC.

Capital Structure

The Company's capitalization at December 31 was as follows:

==============================================================================
                                            1995          1994
                                           ------        ------
   Common Equity                            53.8%         52.2%
   Preferred Stock                           0.9           0.9
   Long-Term Debt
    (including current maturities)          40.8          39.4
   Short-Term Debt                           4.5           7.5
                                           ------        ------
                                           100.0%        100.0%
==============================================================================

Compared to the utility industry in general, the Company has maintained a relatively high ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings and internal cash generation has provided, and should continue to provide, the Company with access to the capital markets when necessary to finance the anticipated growth in the Company's utility business. WE currently has senior secured debt ratings of AA+ by Standard & Poor's Corporation ("S&P"), Duff & Phelps Inc. and Fitch Investors Service Inc. ("Fitch") and Aa2 by Moody's Investors Service ("Moody's").

Following announcement of the Transaction, on May 1, 1995 S&P reported that it was placing on CreditWatch with negative implications its AA+ senior secured debt and AA+ preferred stock ratings of WE and its AA senior unsecured debt rating of Wisconsin Michigan Investment Corporation, a non-utility subsidiary

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Capital Structure - (cont'd)

of WEC. S&P stated that if the Transaction is completed, the likely credit rating for the senior secured debt of WE is expected to be AA or AA-. As part of its rating process, S&P intends to review the financial and operating plans of the merged utilities. Also on May 1, 1995, citing WE's continued operation as a separate utility subsidiary after the Transaction, its strength within its rating category and its strong capital structure, Moody's confirmed its Aa2 first mortgage bond rating of WE. On December 5, 1995, Fitch changed WE's credit trend from "stable" to "declining" based upon its analysis of cash flow trends versus its standards for an AA+ rating.

At year-end 1995, WEC had $157 million of unused lines of bank credit and $24 million of cash and cash equivalents.

Capital Requirements 1996-2000

The estimated capital requirements for the Company's utility subsidiary for the years 1996-2000 are outlined in the table below. Compared to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the table below no longer reflects conservation expenditures. Effective
January 1, 1995, WE began expensing conservation expenditures currently. Through 1995, capitalized conservation investments were amortized to Operating Expense over a ten-year amortization period. Effective
January 1, 1996, WE began amortizing the remaining capitalized conservation investment to operating expense over a five-year amortization period.

The capital requirements table below does not reflect the impact of the proposed Transaction with NSP. See "RESULTS OF OPERATIONS - Mergers" above.

==============================================================================
                             1996       1997       1998       1999       2000
                             ----       ----       ----       ----       ----
                                          (Millions of Dollars)

Construction                 $228       $189       $181       $183       $215
Bond Maturities and
 Refinancings                  30        166         61         93          2
Changes in Fuel
 Inventories                    3         13          4         (5)        11
Decommissioning Trust
 Payments                      31         33         35         38         40
                             ----       ----       ----       ----       ----
Total                        $292       $401       $281       $309       $268
==============================================================================

LS Power Generation Facility: In 1993, a competitive bidding process conducted by the PSCW resulted in the selection of a proposal submitted by an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"), to construct a generation facility to meet a portion of WE's anticipated increase in system supply needs. WE subsequently signed a long-term agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and placed into operation, which at this time is planned for mid-1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Capital Requirements 1996-2000 - (cont'd)

PSCW Advance Plan 7: In January 1994, a coordinated state-wide plan for meeting future electricity needs of Wisconsin customers was filed with the PSCW in the Advance Plan 7 Docket. In the Advance Plan process, WE, in conjunction with the other regulated electric utilities located in Wisconsin, files long-term forecasts of resource requirements, such as the need for generation and transmission facilities, along with plans to meet those requirements, including the use of energy management and conservation. The PSCW approved WE's Advance Plan 7 filing in December 1995.

In order to reliably meet its forecasted growth in demand, WE employs a least-cost integrated planning process which includes renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchases of power and construction of new company-owned generation facilities.

Investments in demand-side management programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future.

Finally, WE's Advance Plan 7 filing indicated a need for additional peaking capacity after the turn of the century, along with an anticipated need for additional intermediate-load capacity during the 2000 to 2010 time period. WE does not anticipate needing additional base load generation until after 2010.

The addition of new generating units requires approval of the PSCW following a two-stage bidding process, which could influence whether WE would construct such facilities or purchase the required power. The United States Environmental Protection Agency and the Wisconsin Department of Natural Resources ("DNR") also must approve new generating units. All generating facilities proposed by WE will meet or exceed the applicable federal and state environmental requirements.

Kimberly Cogeneration Facility: Prior to the 1993 selection of the LS Power generation facility by the PSCW, WE had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1994. In the PSCW Order, the WE project was selected as the second place conditional project if the LS Power project did not proceed. WE had made expenditures for the Kimberly facility of approximately $65.8 million associated with the procurement of three combustion turbines, one steam turbine and three heat recovery boilers in order to achieve the in-service dates as agreed to in a steam service contract with Repap.

The Company is currently reviewing its options regarding its Kimberly Cogeneration Facility equipment (the "Equipment"). The Equipment is of a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. The Company is investigating opportunities to sell the Equipment or to use it in another power project and is currently evaluating potential sales opportunities and/or power projects involving the Equipment. At this time, the Company does not believe that disposition of the Equipment will have a material adverse effect on its financial condition. However, there is a possibility that WE may need to recognize an impairment of the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Capital Requirements 1996-2000 - (cont'd)

Equipment in the future should the projects noted above not occur and should no other viable sales opportunities and/or power projects involving the Equipment be identified.

Point Beach Unit 2 Steam Generators and Dry Cask Storage Facility: WE operates two 500 megawatt generating units at Point Beach. During 1995, Point Beach accounted for 26.9% of WE's net electric generation. The current operating licenses for the two units at Point Beach expire in 2010 and 2013 for Units 1 and 2, respectively.

In October 1992, WE filed an application with the PSCW for replacement of the Point Beach Unit 2 steam generators. As a result of degradation of some of the tubes within the Unit 2 steam generators, the unit has been operating at approximately 90% of its capacity since its return to service after its annual refueling outage in the fall of 1995. In February 1995, the PSCW deferred a decision on the replacement of the steam generators in part to gather more information during the fall 1995 refueling outage. An evaluation of information gathered during this outage was included in a Supplemental Environmental Impact Statement ("SEIS") prepared by the PSCW that shows the replacement of the Unit 2 steam generators to be the most cost-effective option when compared to all credible alternatives. Considering the rate of tube degradation in the steam generators, there is a likelihood that WE would not be able to restart Unit 2 following the fall 1996 outage without replacement of the steam generators. In its SEIS, the PSCW estimates that failure to replace the Unit 2 steam generators would cost WE customers up to $494 million over the next 25 years to replace lost generation when compared to the current estimated cost of replacement of $96 million.

In a related matter, WE received a Certificate of Authority from the PSCW in February 1995 to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI will provide interim dry cask storage of spent fuel from Point Beach using a system that was certified by the NRC after a four-year technical review. Construction was completed in June 1995 with associated capital costs of $8.5 million. WE loaded the first cask with spent fuel in December 1995. On December 22, 1995, the Dane County Circuit Court ("Court") issued a decision vacating and remanding the February 1995 order of the PSCW on procedural grounds, stating that the Environmental Impact Statement prepared by the PSCW for this project was inadequate in two respects. Transfer of additional spent fuel to the ISFSI has been temporarily suspended by WE pending the PSCW's further action.

The PSCW has issued two SEIS's which address steam generator issues and the inadequacies found by the Court with the original Environmental Impact Statement for the ISFSI project. The PSCW held related hearings on these matters in February and March 1996. WE anticipates that the PSCW will issue a combined final order on replacement of the Unit 2 steam generators and the remanded dry cask storage matters in May 1996. Failure by the PSCW to approve the steam generator replacement and resolve the remanded issues could jeopardize the continued operation of Point Beach and materially affect WE's financial position and results of operations. WE would likely seek regulatory relief to minimize the replacement power costs resulting from lost generating capacity.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Capital Requirements 1996-2000 - (cont'd)

The ISFSI was necessary because the spent fuel pool inside the plant is nearly full. The dry storage facility will be used until the United States Department of Energy ("DOE") takes ownership of and removes the spent fuel. While WE as well as other operators of nuclear power facilities in the United States have a contract mandated by federal law that calls for the DOE to begin accepting fuel in 1998, the DOE is not in a position to meet its commitment. If this commitment is not met, WE will need to construct additional casks and will seek PSCW approval to do so.

Milwaukee County Power Plant: In December 1995, WE signed an agreement with Milwaukee County to purchase the Milwaukee County Power Plant located in Wauwatosa, Wisconsin. The 11 megawatt power plant provides steam, chilled water and electricity for the Milwaukee Regional Medical Center and several other large customers located on the Milwaukee County grounds. WE had previously obtained approval from the PSCW for the purchase of the electric generation and distribution facilities and acquired them in December 1995 with a capital expenditure of $7 million. WE will integrate the electric facilities into its current electric utility operations. In February 1996, WE filed an application with the PSCW for a Certificate of Authority to acquire and place in operation the steam production and distribution facilities. Capital costs for the steam facilities will be $20 million. WE anticipates PSCW approval of the acquisition by mid-1996 and will integrate the steam facilities into its current steam utility operations. WEC will acquire and operate the chilled water facility as a non-regulated business. The chilled water production and distribution facility will be acquired with a capital cost of $18 million in conjunction with the steam facility acquisition anticipated in mid-1996. Purchase of the steam and chilled water portions of the plant is contingent upon PSCW approval to acquire the steam facilities and upon the five major customers signing ten-year steam and chilled water service agreements.

Capital Resources

During the five-year period ending December 31, 2000, WE expects internal sources of funds from operations, after dividends to WEC, to provide about 87% of the utility capital requirements. The remaining utility cash requirements are expected to be met through short-term borrowings and the issuance of intermediate or long-term debt. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions and other factors. The anticipated capital resources during this period do not reflect the impact of the proposed merger with NSP. See "RESULTS OF OPERATIONS - Mergers" above.

On June 1, 1992, WEC began issuing new shares of common stock through the Company's stock plans. Previously, WEC had purchased shares required for the plans on the open market. Cash investments and reinvested dividends aggregating $52.4 million were used to purchase 1,879,568 new issue shares during 1995. Effective January 1, 1996, WEC resumed purchasing shares required for the plans on the open market.

Environmental Issues

Clean Air Act: The 1990 Amendments to the Clean Air Act mandate significant nation-wide reductions in SO2 and NOx emissions to address acid rain and ground level ozone control requirements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Environmental Issues - (cont'd)

In 1994, WE completed the installation of continuous emission monitors at all of its facilities and installed low NOx burners on one boiler at its Oak Creek Power Plant and two boilers at its Valley Power Plant. These actions, along with the burning of low sulfur coal and the installation of low NOx burners on other boilers at Oak Creek and Valley Power Plants in early 1995, meet the requirements that became effective January 1, 1995. To date, approximately $45.3 million has been spent on compliance with the 1990 amendments to the Clean Air Act.

WE elected to voluntarily bring the Valley and Port Washington Power Plants under jurisdiction of the NOx and SO2 requirements of the Clean Air Act amendments of 1990, five years earlier than mandated. This was possible because these units meet the more stringent phase II emissions standards today.

WE projects a surplus of SO2 emission allowances and is seeking additional allowances available as a result of energy conservation programs. As an integral component of its least-cost plan, WE is active in SO2 allowance trading. Revenue from the sale of allowances is being used to offset future potential rate increases.

Additional fuel switching and the installation of NOx controls at various power plants will be required to meet the second phase of reduction requirements that become effective January 1, 2000. These costs, along with additional operating expenses, are not expected to exceed $40.3 million based on today's costs.

Manufactured Gas Plant Sites: WE's natural gas business unit is investigating the remediation of a number of former manufactured gas plant ("MGP") sites. Operations at these MGP sites ceased over 40 years ago. Limited remediation activities occurred at a number of these sites during the 1980's, with removal of waste materials known to be present at that time. In 1995, WE presented a plan to investigate and further remediate sites to the DNR. During 1995, WE conducted site investigations at four sites and partial remediation activities were conducted at one site. Approximately $1.6 million has been spent through December 31, 1995 for such activities. Remediation costs to be incurred through the year 2000 have been estimated to be $12 million, but the total costs are uncertain pending the results of further site specific investigations and the selection of site specific remedial actions. In its September 11, 1995 letter order, the PSCW allowed WE to defer MGP site remediation costs with final rate treatment of such costs to be determined in future rate cases. As of December 31, 1995, WE has recorded an accrued liability of $1.6 million for MGP site remediation and a related deferred regulatory asset of $3.2 million. WE expects to accrue additional MGP site remediation liabilities during 1996 as site specific investigations are completed and site specific remedial actions are identified. WE will seek rate recovery for these costs and does not anticipate that there will be a material adverse effect on its net income or financial position.

Ash Landfill Sites: WE aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - (cont'd)

Environmental Issues - (cont'd)

of remediation. Where WE has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. These costs are included in the environmental operating and maintenance costs of WE.

Non-Utility Investments

WEC's non-utility assets amounted to approximately $242 million at December 31, 1995. WEC currently anticipates making additional non-utility investments from time to time. For additional information, see Note L - "Information by Segments of Business" in the NOTES TO FINANCIAL STATEMENTS.

Minergy Glass Aggregate Plant: Minergy Corp. ("Minergy"), a non-regulated WEC subsidiary, plans to place into operation in 1997 a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate will be sold into existing construction and aggregate markets and the steam will be sold to a local paper mill. The plant will result in substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy has received the necessary approvals from the City of Neenah for construction of the facility and is awaiting the issuance of necessary permits by the DNR. The project is expected to be financed during construction through short-term borrowings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Consolidated Quarterly Financial Data" in SELECTED FINANCIAL DATA is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                                      WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                         Year Ended December 31

                                               1995                1994                1993
                                            ----------          ----------          ----------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,437,480          $1,403,562          $1,347,844
  Gas                                          318,262             324,349             331,301
  Steam                                         14,742              14,281              14,090
                                            ----------          ----------          ----------
       Total Operating Revenues              1,770,484           1,742,192           1,693,235

Operating Expenses
  Fuel (Note F)                                303,553             285,862             263,385
  Purchased power                               41,834              42,623              54,880
  Cost of gas sold                             188,764             199,511             214,132
  Other operation expenses                     395,242             399,011             399,135
  Maintenance                                  112,400             124,602             156,085
  Revitalization (Note K)                         -                 73,900                -
  Depreciation (Note C)                        183,876             177,614             167,066
  Taxes other than income taxes                 74,765              76,035              74,653
  Federal income tax (Note D)                  119,939             104,725              74,463
  State income tax (Note D)                     28,405              24,756              15,530
  Deferred income taxes - net (Note D)          (2,833)            (25,095)             13,096
  Investment tax credit - net (Note D)          (4,482)             (4,625)             (4,626)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,441,463           1,478,919           1,427,799

Operating Income                               329,021             263,273             265,436

Other Income and Deductions
  Interest income                               17,143              17,484              18,809
  Allowance for other funds used during
    construction (Note E)                        3,650               4,985               8,457
  Miscellaneous - net                           (6,497)              3,318               4,564
  Federal income tax (Note D)                    2,882               2,118                 994
  State income tax (Note D)                       (357)               (940)               (751)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        16,821              26,965              32,073

Income Before Interest Charges
  and Preferred Dividend                       345,842             290,238             297,509

Interest Charges
  Long-term debt                               101,806             103,897             104,859
  Other interest                                14,002               9,206               4,356
  Allowance for borrowed funds used
    during construction (Note E)                (5,203)             (5,084)             (6,218)
                                            ----------          ----------          ----------
       Total Interest Charges                  110,605             108,019             102,997

Preferred Dividend Requirement
  of Subsidiary                                  1,203               1,351               4,377
                                            ----------          ----------          ----------
Net Income                                  $  234,034          $  180,868          $  190,135
                                            ==========          ==========          ==========

Average Number of Shares of
  Common Stock Outstanding (Thousands)         109,850             108,025             105,878
                                            ==========          ==========          ==========

Earnings Per Share of Common Stock               $2.13               $1.67               $1.80
                                            ==========          ==========          ==========

The notes are an integral part of the financial statements.






                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended December 31
                                                       1995             1994             1993
                                                     --------         --------         --------
                                                               (Thousands of Dollars)
Operating Activities
  Net income                                         $234,034         $180,868         $190,135
  Reconciliation to cash
    Depreciation                                      183,876          177,614          167,066
    Nuclear fuel expense - amortization                22,324           21,437           21,366
    Conservation expense - amortization                21,870           20,910           15,254
    Debt premium, discount & expense - amortization    12,690           14,405           13,647
    Revitalization - net                               (5,404)          43,860             -
    Deferred income taxes - net                        (2,833)         (25,095)          13,096
    Investment tax credit - net                        (4,482)          (4,625)          (4,626)
    Allowance for other funds used
      during construction                              (3,650)          (4,985)          (8,457)
    Change in - Accounts receivable                   (35,492)          11,912          (22,691)
                Inventories                             5,233           11,455          (11,186)
                Accounts payable                       16,713          (21,343)           9,543
                Other current assets                   (7,652)          (9,897)             985
                Other current liabilities              20,769            9,509           19,184
    Other                                             (31,104)          (9,715)           1,970
                                                     --------         --------         --------
Cash Provided by Operating Activities                 426,892          416,310          405,286


Investing Activities
  Construction expenditures                          (271,688)        (295,769)        (364,810)
  Allowance for borrowed funds used
    during construction                                (5,203)          (5,084)          (6,218)
  Nuclear fuel                                        (23,454)         (26,351)         (20,016)
  Nuclear decommissioning trust                       (10,861)         (10,138)         (11,371)
  Conservation investments - net                        2,130          (20,823)         (35,252)
  Other                                                  (581)          (6,519)             865
                                                     --------         --------         --------
Cash Used in Investing Activities                    (309,657)        (364,684)        (436,802)

Financing Activities
  Sale of - Common stock                               52,353           50,494           61,460
            Long-term debt                            234,453           32,474          378,649
  Retirement of - Preferred stock                        -              (5,250)         (65,504)
                  Long-term debt                     (134,567)         (35,434)        (333,192)
  Change in short-term debt                           (95,136)          44,769           85,079
  Dividends on stock - common                        (159,688)        (150,708)        (140,876)
                                                     --------         --------         --------
Cash Used in Financing Activities                    (102,585)         (63,655)         (14,384)
                                                     --------         --------         --------

Change in Cash and Cash Equivalents                  $ 14,650         $(12,029)        $(45,900)
                                                     ========         ========         ========


Supplemental Information
 Cash Paid For
    Interest (net of amount capitalized)             $ 99,924         $ 94,324         $ 85,717
    Income taxes                                      146,979          145,883           99,437

The notes are an integral part of the financial statements.













                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                  December 31

                                    ASSETS
                                                        1995          1994
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric                                           $4,531,404    $4,304,925
  Gas                                                   489,739       467,732
  Steam                                                  40,078        40,103
                                                     ----------    ----------
                                                      5,061,221     4,812,760
    Accumulated provision for depreciation           (2,288,080)   (2,134,469)
                                                     ----------    ----------
                                                      2,773,141     2,678,291
  Construction work in progress                          78,153       205,835
  Nuclear fuel - net (Note F)                            59,260        56,606
                                                     ----------    ----------
       Net Utility Plant                              2,910,554     2,940,732

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           275,125       226,805
  Conservation investments                              115,523       138,489
  Non-utility property - net                            115,392        94,799
  Other                                                 131,918       136,626
                                                     ----------    ----------
       Total Other Property and Investments             637,958       596,719

Current Assets
  Cash and cash equivalents                              23,626         8,976
  Accounts receivable, net of allowance for
    doubtful accounts - $13,400 and $12,078             150,149       114,657
  Accrued utility revenues                              140,201       128,107
  Fossil fuel (at average cost)                          83,366        88,587
  Materials and supplies (at average cost)               70,347        70,359
  Prepayments                                            58,739        61,232
  Other                                                   5,091         7,040
                                                     ----------    ----------
       Total Current Assets                             531,519       478,958

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)            140,844       139,927
  Deferred regulatory assets (Note A)                   193,757       197,103
  Other                                                 146,103        54,820
                                                     ----------    ----------
       Total Deferred Charges and Other Assets          480,704       391,850
                                                     ----------    ----------
       Total Assets                                  $4,560,735    $4,408,259
                                                     ==========    ==========

The notes are an integral part of the financial statements.

                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                 December 31

                        CAPITALIZATION and LIABILITIES
                                                        1995          1994
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,871,265    $1,744,566
  Preferred stock                                        30,451        30,451
  Long-term debt (Note H)                             1,367,644     1,283,686
                                                     ----------    ----------
       Total Capitalization                           3,269,360     3,058,703

Current Liabilities
  Long-term debt due currently (Note H)                  51,854        32,531
  Notes payable (Note I)                                156,919       252,055
  Accounts payable                                      108,508        91,795
  Payroll and vacation accrued                           26,699        26,507
  Taxes accrued - income and other                       20,072        18,250
  Interest accrued                                       21,863        23,477
  Other                                                  50,191        29,822
                                                     ----------    ----------
       Total Current Liabilities                        436,106       474,437

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)            483,410       475,541
  Accumulated deferred investment tax credits            89,672        94,154
  Deferred regulatory liabilities (Note A)              167,483       171,599
  Other                                                 114,704       133,825
                                                     ----------    ----------
       Total Deferred Credits and Other
         Liabilities                                    855,269       875,119

Commitments and Contingencies (Note M)
                                                     ----------    ----------
Total Capitalization and Liabilities                 $4,560,735    $4,408,259
                                                     ==========    ==========

The notes are an integral part of the financial statements.













                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CAPITALIZATION STATEMENT

                                                December 31
                                                                                         1995            1994
                                                                                      ----------      ----------
                                                                                        (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 750,000,000 and 325,000,000 shares;
    outstanding - 110,819,337 and 108,939,769 shares                                  $    1,108      $    1,089
  Other paid in capital                                                                  676,909         624,568
  Retained earnings                                                                    1,193,248       1,118,909
                                                                                      ----------      ----------
       Total Common Stock Equity                                                       1,871,265       1,744,566

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,508 shares                                  4,451           4,451
  Serial preferred stock - $100 par value; authorized 2,286,500 and 2,360,000 shares;
    outstanding - 3.60% Series - 260,000 shares                                           26,000          26,000
                                                                                      ----------      ----------
       Total Preferred Stock (Note G)                                                     30,451          30,451

Long-Term Debt
  First mortgage bonds

  Series   Due         1995      1994       Series   Due         1995      1994
  ------   ---      --------  -------       ------   ---       -------   -------
  Wisconsin Electric Power Company          7-1/4%   2004      140,000   140,000
  5-5/8%   1995     $   -     $ 10,000      6.45 %   2006         -        4,000
  4-1/2%   1996       30,000    30,000      6.50 %   2007-2009    -       10,000
  5-7/8%   1997      130,000   130,000      9-3/4%   2015         -       46,350
  6-5/8%   1997       10,000    10,000      7-1/8%   2016      100,000   100,000
  5-1/8%   1998       60,000    60,000      6.85 %   2021        9,000     9,000
  6.10 %   1999-2008    -       25,000      7-3/4%   2023      100,000   100,000
  6.25 %   1999-2008    -        1,000      7.05 %   2024       60,000    60,000
  6-1/2%   1999       40,000    40,000      9-1/8%   2024        3,443     3,443
  6-5/8%   1999       51,000    51,000      8-3/8%   2026      100,000   100,000
  6.45 %   2004         -       12,000      7.70 %   2027      200,000   200,000
                                                                                       1,033,443       1,141,793

Debentures (unsecured)
  Wisconsin Electric Power Company - 6-1/8% Series due 1997                               25,000          25,000
                                     10-1/4% Series due 1998                                -              2,290
                                     9.47% Series due 2006                                 7,000           7,000
                                     8-1/4% Series due 2022                               25,000          25,000
                                     6-7/8% Series due 2095                              100,000            -

Notes (unsecured)
  Wisconsin Electric Power Company - Variable rate due 2006                                1,000            -
                                     Variable rate due 2015                               17,350            -
                                     Variable rate due 2016                               67,000          67,000
                                     Variable rate due 2030                               80,000            -
  Wisconsin Michigan Investment Corporation - 6.83% due 1997                               5,000           5,000
                                              5.80% due 1998                               7,000           7,000
                                              6.49% due 2000                               7,000            -
                                              6.66% due 2003                              10,600          10,600
                                              6.85% due 2005                              10,000            -
  WMF Corp. - 9.1% due 2001                                                                3,310           3,705
Obligations under capital lease - Wisconsin Electric Power Company (Note F)               43,924          43,696
Unamortized discount - net                                                               (23,129)        (21,867)
Long-term debt due currently                                                             (51,854)        (32,531)
                                                                                      ----------      ----------
       Total Long-Term Debt (Note H)                                                   1,367,644       1,283,686
                                                                                      ----------      ----------
       Total Capitalization                                                           $3,269,360      $3,058,703
                                                                                      ==========      ==========

The notes are an integral part of the financial statements.






                                       WISCONSIN ENERGY CORPORATION

                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT



--------------------------------------------------   ----------------------------------------------------------
                                      Common Stock    Common Stock     Other Paid     Retained
                                         Shares      $.01 Par Value    In Capital     Earnings        Total
--------------------------------------------------   ----------------------------------------------------------
                                                                       (Thousands of Dollars)
Balance - December 31, 1992            104,730,525           $1,047      $515,376    $1,039,624      $1,556,047

Net income                                                                              190,135         190,135
Common stock cash dividends
  $1.341 per share                                                                     (140,876)       (140,876)
Sale of common stock                     2,227,642               22        61,555          (117)         61,460
Purchase of preferred stock (Note G)                                       (2,854)                       (2,854)
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1993            106,958,167            1,069       574,077     1,088,766       1,663,912

Net income                                                                              180,868         180,868
Common stock cash dividends
  $1.396 per share                                                                     (150,708)       (150,708)
Sale of common stock                     1,981,602               20        50,491           (17)         50,494
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1994            108,939,769            1,089       624,568     1,118,909       1,744,566

Net Income                                                                              234,034         234,034
Common stock cash dividends
  $1.455 per share                                                                     (159,688)       (159,688)
Sale of common stock                     1,879,568               19        52,341            (7)         52,353
--------------------------------------------------   ----------------------------------------------------------
Balance - December 31, 1995            110,819,337           $1,108      $676,909    $1,193,248      $1,871,265
==================================================   ==========================================================

The notes are an integral part of the financial statements.






































                         WISCONSIN ENERGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


A - Summary of Significant Accounting Policies

General: The consolidated financial statements include the accounts of Wisconsin Energy Corporation ("WEC" or the "Company"), its utility subsidiary, Wisconsin Electric Power Company ("WE"), and its non-utility subsidiaries, Wisconsin Michigan Investment Corporation, Badger Service Company, Wispark Corporation, Wisvest Corporation, Witech Corporation and other non-utility companies.

The accounting records of the Company's utility subsidiary are kept as prescribed by the Federal Energy Regulatory Commission ("FERC"), modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues: Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Fuel:  The cost of fuel is expensed in the period consumed.

Property: Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note E). The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.

Deferred Regulatory Assets and Liabilities: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, WE capitalizes, as deferred regulatory assets, incurred costs which are expected to be recovered in future utility rates. WE also records, as deferred regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future. A significant portion of WE's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). (See Note D.)

Statement of Cash Flows: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Conservation Investments: WE directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, WE capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. Through 1995, conservation investments were charged to operating expense over a ten-year amortization period. Beginning in 1996, the capitalized conservation balance will be charged to operating expense on a straight line basis over a five-year amortization period.

Restrictions: Various financing arrangements and regulatory requirements impose certain restrictions on the ability of WEC's utility subsidiary to transfer funds to WEC in the form of cash dividends, loans or advances. Under Wisconsin law, WE is prohibited from loaning funds, either directly or indirectly, to WEC. The Company does not believe that such restrictions will affect its operations.

New Pronouncements: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121") and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 123 established reporting standards and an optional accounting method for stock-based employee compensation plans. The Company will adopt both standards prospectively in 1996. It is anticipated that adoption will not have a material effect on net income or financial position.


B - Mergers

Wisconsin Natural Gas Company: Effective January 1, 1996, the Company merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN") into WE. The accounting treatment for this merger was similar to that which would result from a pooling of interests. Where applicable, references herein to WE include WN prior to their merger.

Wisconsin Southern Gas Company, Inc.: Effective January 1, 1994, WEC acquired all of the outstanding common stock of Wisconsin Southern Gas Company, Inc. ("WSG") through a statutory merger of WSG into WN in which all of WSG's common stock was converted into common stock of WEC. WSG was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in a section of southeastern Wisconsin which was contiguous to WN's service territory. WSG was merged into WN using the pooling of interests method of accounting. Accordingly, prior years' financial and statistical information was restated to include WSG at historical values.

Northern States Power Company: On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a pooling of interests. On September 13, 1995, stockholders of WEC and NSP voted to approve the Transaction. The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997.

In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a subsidiary of NSP, will be merged into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin.

The following summarized Primergy unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSP to give effect to the Transaction and should be read in conjunction with the historical consolidated financial statements and related notes thereto of WEC and NSP. A $141 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma financial information. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at December 31, 1995. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1995. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

==============================================================================
 Primergy Corporation:                                           Unaudited
                                    WEC             NSP          Pro Forma
                               (As Reported)   (As Reported)     Combined
                               -------------   -------------   -------------
                                   (Millions, except per share amounts)
 As of December 31, 1995:
   Utility plant-net               $   2,911       $   4,310       $   7,221
   Current assets                        531             705           1,236
   Other assets *                      1,119           1,214           2,192
                                 -----------     -----------     -----------
      Total Assets                 $   4,561       $   6,229       $  10,649
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,871       $   2,028       $   3,899
   Preferred stock and premium            30             240             270
   Long-term debt                      1,368           1,542           2,910
                                 -----------     -----------     -----------
      Total Capitalization             3,269           3,810           7,079
   Current liabilities                   436             992           1,428
   Other liabilities *                   856           1,427           2,142
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,561       $   6,229       $  10,649
                                 ===========     ===========     ===========

 For the Year Ended
 December 31, 1995:
   Utility Operating Revenues      $   1,770       $   2,569       $   4,339
   Utility Operating Income        $     329       $     346       $     675
   Net Income, after Preferred
     Dividend Requirements         $     234       $     263       $     497
   Earnings per Common Share:
     As Reported                   $    2.13       $    3.91             -
     Primergy Shares                     -               -         $    2.27
==============================================================================
 * Includes a $141 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.


C - Depreciation

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 3.8% in 1995 and 3.9% in 1994 and 1993. Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


D - Income Taxes

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate:

==============================================================================
                                          1995         1994         1993
                                        --------     --------     --------
                                              (Thousands of Dollars)

  Current tax expense                   $145,819     $128,303     $ 89,750
  Investment tax credit-net               (4,482)      (4,625)      (4,626)
  Deferred tax expense                    (2,833)     (25,095)      13,096
                                        --------     --------     --------
     Total Tax Expense                  $138,504     $ 98,583     $ 98,220
                                        ========     ========     ========
  Income Before Income Taxes
    and Preferred Dividend              $373,741     $280,802     $292,732
                                        ========     ========     ========
  Expected tax at federal
    statutory rate                      $130,809     $ 98,281     $102,456
  State income tax net of
    federal tax reduction                 18,934       14,382       12,024
  Investment tax credit
    restored                              (4,482)      (4,625)      (5,241)
  Other (no item over
    5% of expected tax)                   (6,757)      (9,455)     (11,019)
                                        --------     --------     --------
     Total Tax Expense                  $138,504     $ 98,583     $ 98,220
                                        ========     ========     ========
==============================================================================

FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109:

==============================================================================
                                                      December 31
                                               1995                 1994
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 43,759             $ 42,685
    Construction advances                      43,052               40,839
    Other                                      54,033               56,403
                                             --------             --------
     Total Deferred Income Tax Assets        $140,844             $139,927
                                             ========             ========
  Deferred Income Tax Liabilities
    Property related                         $449,244             $430,740
    Conservation investments                   25,775               27,564
    Other                                       8,391               17,237
                                             --------             --------
     Total Deferred Income Tax Liabilities   $483,410             $475,541
                                             ========             ========
==============================================================================

WE also has recorded the following deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues:

==============================================================================
                                                      December 31
                                               1995                 1994
                                             --------             --------
                                                 (Thousands of Dollars)

  Deferred Regulatory Assets                 $155,944             $158,912

  Deferred Regulatory Liabilities             163,676              171,599
==============================================================================


E - Allowance for Funds Used During Construction ("AFUDC")

AFUDC is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. On the income statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of noncash other income.

Utility rates approved by the PSCW provide for a current return on investment for selected long-term projects included in construction work in progress ("CWIP"). AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1995, 1994 and 1993, as approved by the PSCW.


F - Nuclear Operations

Point Beach Nuclear Plant: WE operates two 500 megawatt generating units at its Point Beach Nuclear Plant ("Point Beach"). During 1995, Point Beach accounted for 26.9% of WE's net electric generation. The current operating licenses for the two units at Point Beach expire in 2010 and 2013 for Units 1 and 2, respectively.

WE has filed an application with the PSCW for replacement of the Point Beach Unit 2 steam generators. As a result of degradation of some of the tubes within the Unit 2 steam generators, the unit has been operating at approximately 90% of its capacity since its return to service after its annual refueling outage in the fall of 1995. Considering the rate of tube degradation in the steam generators, there is a likelihood that WE would not be able to restart Unit 2 following the fall 1996 outage without replacement of the steam generators.

In a related matter, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in June 1995. The ISFSI will provide interim dry cask storage of spent fuel from Point Beach, which is necessary because the spent fuel pool inside the plant is nearly full. WE loaded the first cask with spent fuel in December 1995. On December 22, 1995, the Dane County Circuit Court ("Court") issued a decision vacating and remanding the February 1995 PSCW approval of the ISFSI on procedural grounds, stating that the Environmental Impact Statement prepared by the PSCW for this project was inadequate in two respects. Transfer of additional spent fuel to the ISFSI has been temporarily suspended by WE pending the PSCW's further action.

The PSCW has issued two Supplemental Environmental Impact Statements which address steam generator issues and the inadequacies found by the Court with the original Environmental Impact Statement for the ISFSI project. The PSCW held related hearings on these matters in February and March 1996. WE anticipates that the PSCW will issue a combined final order on the replacement of the Unit 2 steam generators and the remanded dry cask storage matters in May 1996. Failure by the PSCW to approve steam generator replacement and resolve the remanded issues could jeopardize the continued operation of Point Beach and materially affect WE's financial position and results of operations. WE would likely seek regulatory relief to minimize the replacement power costs resulting from lost generating capacity.

Nuclear Fuel: WE has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust"), which is treated as a capital lease. The nuclear fuel is leased for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and a management fee. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel.

Provided below is a summary of nuclear fuel investment at December 31 and interest expense for the respective years on the nuclear fuel lease:

==============================================================================
                                                1995      1994      1993
                                              --------  --------  --------
                                                 (Thousands of Dollars)
  Nuclear Fuel
    Under capital lease                       $ 89,840  $ 89,705
    Accumulated provision for amortization     (50,532)  (50,983)
    In process/stock                            19,952    17,884
                                              --------  --------
     Total Nuclear Fuel                       $ 59,260  $ 56,606
                                              ========  ========

  Interest Expense on Nuclear Fuel Lease      $  2,401  $  1,896  $  1,697
==============================================================================

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1995 are as follows:

============================================================================
                                                 (Thousands of Dollars)

               1996                                     $ 22,446
               1997                                       14,747
               1998                                        6,960
               1999                                        2,443
               2000                                          490
                                                        --------
     Total Minimum Lease Payments                         47,086
     Less: Interest                                       (3,162)
                                                        --------
     Present Value of Net Minimum Lease Payments        $ 43,924
                                                        ========
==============================================================================

The estimated cost of disposal of spent fuel based on a contract with the U.S. Department of Energy ("DOE") is included in nuclear fuel expense. The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments to utilities. As of December 31, 1995, WE has on its books a remaining estimated liability equal to the projected special assessments of $29.5 million. A corresponding deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next 12 years.

Nuclear Insurance: The Price-Anderson Act ("Act") provides an aggregate limitation of $8.9 billion on public liability claims arising out of a nuclear incident. WE has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79 million per reactor (WE owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, WE could be assessed a maximum of approximately $3.0 million per reactor.

WE has property damage, decontamination and decommissioning insurance totaling $1.5 billion for loss from damage at Point Beach with Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). Under the NML and NEIL policies, WE has a potential maximum retrospective premium liability per loss of $5.6 million and $9.8 million, respectively.

WE also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at Point Beach. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 80% of the amounts during the second and third years. Under the policy, WE's maximum retrospective premium liability is approximately $7.7 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect WE from material adverse impact.

Nuclear Decommissioning: Subject to approval by the PSCW of the Point Beach Unit 2 steam generator replacements and resolution of the remanded ISFSI matters described above, WE expects to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1995 dollars is $356 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.6 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units based upon an external sinking fund method. In 1996, WE has increased its funding levels based on a site specific estimate as required by the PSCW. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. WE believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), WE's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value:

==============================================================================
                                                1995      1994      1993
                                              --------  --------  --------
                                                 (Thousands of Dollars)

  Decommissioning costs                       $  3,456  $  3,456  $  3,456
  Earnings                                       7,405     6,682     7,915
                                              --------  --------  --------
     Depreciation Expense                     $ 10,861  $ 10,138  $ 11,371
                                              ========  ========  ========

  Total costs accrued to date                 $235,420  $224,559
  Unrealized gain                               39,705     2,246
                                              --------  --------
     Accumulated Provision for Depreciation   $275,125  $226,805
                                              ========  ========
==============================================================================


G - Preferred Stock

Preferred stock authorized but unissued is: WEC, $.01 par value, 15,000,000 shares and WE, cumulative, $25 par value, 5,000,000 shares.

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


H - Long-Term Debt

The maturities and sinking fund requirements through 2000 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note F) at December 31, 1995 are shown below:

==============================================================================
                                                 (Thousands of Dollars)

               1996                                     $ 30,435
               1997                                      171,175
               1998                                       68,220
               1999                                       92,270
               2000                                        8,325
==============================================================================

Sinking fund requirements for the years 1996 through 2000, included in the table above, are $5.4 million. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

The fair value of the Company's long-term debt was $1.5 billion and $1.2 billion at December 31, 1995 and 1994, respectively. The fair value of WE's first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for the Company's unsecured notes. The fair value of WE's obligations under capital lease is the market value of the Wisconsin Electric Fuel Trust's commercial paper.

In September and October 1995, WE issued $98.35 million of unsecured variable rate promissory notes maturing between March 1, 2006 and September 1, 2030. These notes were issued as a revenue and collateral source for an equal principal amount of tax exempt Refunding Revenue Bonds issued on WE's behalf to refund $98.35 million of previously issued tax exempt bonds called for optional redemption that were secured by WE's First Mortgage Bonds.

In December 1995, WE issued $100 million of unsecured One Hundred Year 6 7/8% Debentures due 2095. Proceeds of the issue were added to WE's general funds and were applied to the repayment of short-term borrowings.

At December 31, 1995, the interest rate for the $67 million variable rate note due 2016 was 5.00% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 5.10%.


I - Notes Payable

Short-term notes payable balances and their corresponding weighted average interest rates consist of:

==============================================================================
                                            December 31
                                  1995                        1994
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

  Banks                   $107,110     5.80%         $ 96,949       6.06%
  Commercial paper          49,809     5.88%          155,106       6.04%
                          --------                   --------
                          $156,919                   $252,055
                          ========                   ========
==============================================================================

Unused lines of credit for short-term borrowing amounted to $157.4 million at December 31, 1995. In support of various informal lines of credit from banks, WEC subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - Pension Plans

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("FAS 87"), for ratemaking.

WE has several defined benefit noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet future pension payment obligations to current and future retirees.

==============================================================================
Pension Cost calculated per FAS 87              1995       1994       1993
----------------------------------            --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                                  $  8,985   $ 10,933   $ 10,842
  Interest cost on projected benefit
   obligation                                   41,586     38,736     36,335
  Actual (return) loss on plan assets         (136,243)     7,634    (43,226)
  Net amortization and deferral                 88,493    (52,180)     1,067
                                              --------   --------   --------
Total pension cost calculated
under FAS 87                                  $  2,821   $  5,123   $  5,018
                                              ========   ========   ========
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $543,371   $427,847
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                         12,651      9,963
                                              --------   --------
Total obligation                              $556,022   $437,810
                                              ========   ========
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value         $637,529   $527,182
  Projected benefit obligation
   at present value                           (584,785)  (513,166)
  Unrecognized transition asset                (22,034)   (24,628)
  Unrecognized prior service cost               23,194     19,567
  Unrecognized net gain                        (54,780)   (17,569)
                                              --------   --------
Projected status of plans                     $   (876)  $ (8,614)
                                              ========   ========
Rates used for calculations (%) -
  Discount rate-interest rate used to
   adjust for the time value of money            7.25       8.25       7.5
  Assumed rate of increase in
   compensation levels                           4.75       5.0        5.0
  Expected long-term rate of return
   on pension assets                             9.0        9.0        9.0
==============================================================================

K - Benefits Other Than Pensions

Postretirement Benefits: Effective in 1993, the Company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106") and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore adoption has no material impact on net income.

WE sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of credited service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is based on employee compensation and is reduced upon retirement.

Employees' Benefit Trusts ("Trusts") are used to fund a major portion of postretirement benefits. The funding policy for the Trusts is to maximize tax deductibility. The majority of the Trusts' assets are mutual funds.

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106                         1995       1994       1993
-------------------------------------------   --------   --------   --------
                                                  (Thousands of Dollars)

Components of Net Periodic Postretirement
Benefit Cost, Year Ended December 31 -
  Cost of postretirement benefits
   earned by employees                        $  2,276   $  2,653   $  3,105
  Interest cost on projected
   benefit obligation                           10,458     10,148     10,395
  Actual return on plan assets                 (12,598)    (3,893)    (2,388)
  Net amortization and deferral                 13,951      5,648      5,082
                                              --------   --------   --------
Total postretirement benefit cost
  calculated under FAS 106                    $ 14,087   $ 14,556   $ 16,194
                                              ========   ========   ========

Funded Status of Plans: Postretirement
Obligations and Assets at December 31 -
  Accumulated Postretirement Benefit
  Obligation at December 31 -
   Retirees                                   $(92,746)  $(83,670)
   Fully eligible active plan participants     (10,304)    (7,223)
   Other active plan participants              (41,732)   (37,255)
                                              --------   --------
  Total obligation                            (144,782)  (128,148)

  Postretirement assets at
   fair market value                            45,086     37,919
                                              --------   --------
  Accumulated postretirement benefit
   obligation in excess of plan assets         (99,696)   (90,229)

  Unrecognized transition obligation            83,268     90,302
  Unrecognized prior service cost               (1,279)    (1,169)
  Unrecognized net gain                         (6,102)   (16,484)
                                              --------   --------
Accrued Postretirement Benefit Obligation     $(23,809)  $(17,580)
                                              ========   ========
==============================================================================

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106 (cont'd)                1995       1994       1993
-------------------------------------------   --------   --------   --------

Rates used for calculations (%) -
  Discount rate-interest rate used to
   adjust for the time value of money             7.25       8.25       7.5
  Assumed rate of increase in
   compensation levels                            4.75       5.0        5.0
  Expected long-term rate of return
   on postretirement assets                       9.0        9.0        9.0
  Health care cost trend rate                    11.0 declining to
                                                  5.0 in year 2002
==============================================================================

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $9.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 million.

Revitalization: In the first quarter of 1994, WE recorded a $73.9 million charge related to its revitalization program. This charge included $37.5 million for Early Retirement Incentive Packages ("ERIP") and $25 million for Severance Packages ("SP"). These plans were used to reduce employee staffing levels. ERIP provided for a monthly income supplement ("ERIP supplement"), medical benefits and waiver of an early retirement pension reduction. The SP included a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. Availability of these plans to various bargaining units was based upon agreements made between WE and the bargaining units. These plans were available to most management employees but not to elected officers.

Under ERIP, 403 employees elected to retire in 1994. Under SP, 651 and 75 employees enrolled in 1994 and 1995, respectively. ERIP supplement costs are paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs are paid from general corporate funds. The ultimate timing of cash flows for ERIP supplement costs depends upon the funding limitations of WE's pension plans. With the exception of ERIP supplement costs, approximately $35.4 million have been paid against the revitalization liability through December 31, 1995, and a liability of $0.9 million remains outstanding at December 31, 1995.

Omnibus Stock Incentive Plan: A stockholder approved Omnibus Stock Incentive Plan ("Plan") enables the Company to provide a long-term incentive, through equity interests in WEC, to selected officers and key employees. The Plan provides for the granting of stock options, stock appreciation rights ("SARS"), stock awards and performance units over a period of no more than ten years. Awards under the Plan may be paid in common stock, cash or a combination thereof. Four million shares of common stock have been reserved under the Plan. The exercise price of a stock option will not be less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date.

As of December 31, 1995, 1994 and 1993, options for 335,500, 145,500 and
64,250 shares, respectively, were outstanding. These options are exercisable four years after the grant date at per share prices of between $26.813 and $30.188. Each stock option includes performance units based on contingent dividends for four years from the date of grant. Payment of these dividends depends on the achievement of certain performance goals. The earliest year in which any of the options can be exercised is 1997. No SARS or stock awards have been granted and no performance units have been earned to date.


L - Information By Segments of Business

WEC is a holding company with subsidiaries in utility and non-utility businesses. The Company's principal business segments include electric, gas and steam utility operations. The electric utility generates, transmits, distributes and sells electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in three service areas in southeastern, east central and western Wisconsin that are largely within the electric service area. The steam utility produces, distributes and sells steam to space heating and processing customers in downtown and the near south side of Milwaukee. Principal non-utility lines of business include real estate investment and development in the State of Wisconsin as well as venture capital investments in Wisconsin and the Upper Peninsula of Michigan. The following summarizes the business segments of the Company:

==============================================================================
Year ended December 31                       1995        1994        1993
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,437,480  $1,403,562  $1,347,844
  Operating income before income taxes       419,271     329,216     329,727
  Depreciation                               164,789     159,414     149,646
  Construction expenditures                  223,723     244,718     305,467

Gas Operations
  Operating revenues                         318,262     324,349     331,301
  Operating income before income taxes        47,022      30,993      31,025
  Depreciation                                17,722      16,856      16,235
  Construction expenditures                   24,851      25,481      24,419

Steam Operations
  Operating revenues                          14,742      14,281      14,090
  Operating income before income taxes         3,757       2,825       3,147
  Depreciation                                 1,365       1,344       1,185
  Construction expenditures                      206       1,213       4,940

Consolidated
  Operating revenues                       1,770,484   1,742,192   1,693,235
  Operating income before income taxes       470,050     363,034     363,899
  Depreciation                               183,876     177,614     167,066
  Construction expenditures
    (including non-utility)                  271,688     295,769     364,810
==============================================================================

==============================================================================
Year ended December 31                       1995        1994        1993
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Other Information
  Non-utility Net Income
    Real estate activities                $    3,583  $    2,768  $    2,211
    Venture capital and other                 (9,013)     (2,303)        220

At December 31
--------------
Net Identifiable Assets
  Electric                                $3,906,552  $3,800,377  $3,668,151
  Gas                                        387,016     376,494     385,460
  Steam                                       25,214      25,315      25,119
  Non-utility
   Real estate activities                    175,746     148,401     134,669
   Venture capital and other                  66,207      57,672      57,193
                                          ----------  ----------  ----------
Total Consolidated Assets                 $4,560,735  $4,408,259  $4,270,592
                                          ==========  ==========  ==========
==============================================================================


M - Commitments and Contingencies

Kimberly Cogeneration Facility: In 1993, a competitive bidding process conducted by the PSCW resulted in selection of a proposal submitted by an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"), to construct a generation facility to meet a portion of WE's anticipated increase in system supply needs. WE subsequently signed a long-term agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1997.

Prior to the 1993 selection of the LS Power generation facility by the PSCW, WE had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1994. In the PSCW Order, the WE project was selected as the second place conditional project if the LS Power project did not proceed. WE had made expenditures for the Kimberly facility of approximately $65.8 million associated with the procurement of three combustion turbines, one steam turbine and three heat recovery boilers in order to achieve the in-service dates as agreed to in a steam service contract with Repap.

The Company is currently reviewing other options for use or sale of its Kimberly Cogeneration Facility equipment (the "Equipment"). The Equipment is of a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. The Company is investigating opportunities to sell the Equipment or to use it in another power project and is currently evaluating potential sales opportunities and/or power projects involving the Equipment. At this time, the Company does not believe that disposition of the Equipment will have a material adverse effect on its financial condition. However, there is a possibility that WE may need to recognize an impairment of the Equipment in the future should the projects noted above not occur and should no other viable sales opportunities and/or power projects involving the Equipment be identified.

Manufactured Gas Plant Sites: WE's natural gas business unit is investigating the remediation of a number of former manufactured gas plant ("MGP") sites. Operations at these MGP sites ceased over 40 years ago. Limited remediation activities occurred at a number of these sites during the 1980's, with removal of waste materials known to be present at that time. In 1995, WE presented a plan to investigate and remediate sites to the Wisconsin Department of Natural Resources ("DNR"). During 1995, WE conducted site investigations at four sites and partial remediation activities were conducted at one site. Approximately $1.6 million has been spent through December 31, 1995 for such activities. Remediation costs to be incurred through the year 2000 have been estimated to be $12 million, but the total costs are uncertain pending the results of further site specific investigations and the selection of site specific remedial actions. In a September 11, 1995 letter order, the PSCW allowed WE to defer MGP site remediation costs with final rate treatment of such costs to be determined in future rate cases. As of December 31, 1995, WE has recorded an accrued liability of $1.6 million for MGP site remediation and a related deferred regulatory asset of $3.2 million. WE expects to accrue additional MGP site remediation liabilities during 1996 as site specific investigations are completed and site specific remedial actions are identified. WE will seek rate recovery for these costs and does not anticipate that there will be a material adverse effect on its net income or financial position.

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1996-2000."

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) appearing on page 86 of this report present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 31, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information under "Proposal 1: Election of Directors" and "The Board of Directors and Corporate Governance - Composition of the Board of Directors" in Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 1996 (the "1996 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information under "The Board of Directors and Corporate Governance - Compensation of the Board of Directors", "Executive Officers' Compensation" and "Retirement Plans" in the 1996 Annual Meeting Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the security ownership information under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1996 Annual Meeting Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

          (a) 1. Consolidated Financial Statements and Report of Independent Accountants Included in Part II of this report:

                   Consolidated Income Statement for the three years ended
                     December 31, 1995

                   Consolidated Statement of Cash Flows for the three years
                     ended December 31, 1995

                   Consolidated Balance Sheet at December 31, 1995 and 1994

                   Consolidated Capitalization Statement at December 31, 1995
                     and 1994

                   Consolidated Common Stock Equity Statement for the three
                     years ended December 31, 1995

                   Notes to Financial Statements

                   Report of Independent Accountants

              2. Financial Statement Schedules Included in Part IV of this report:

                   Schedule I  Condensed Parent Company Financial
                               Statements for the three years ended
                               December 31, 1995

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                               *   *   *   *   *

          The following Primergy Corporation Unaudited Pro Forma Combined Condensed Financial Information is contained herein after this
          Item 14:

              Unaudited Pro Forma Combined Condensed Balance Sheet at
                December 31, 1995

              Unaudited Pro Forma Combined Condensed Statements of Income
                for the 12 months ended December 31, 1995, 1994 and 1993

              Notes to Unaudited Pro Forma Combined Condensed Financial
                Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

              3. Exhibits

                 The following Exhibits are filed with this report:

                 Exhibit No.

                 (10)-1 Supplemental Executive Retirement Plan of Wisconsin
                        Energy Corporation ("WEC") (as amended and restated as of January 1, 1996). *

                 (10)-2 Amended Non-Qualified Trust Agreement by and between
                        WEC and Firstar Trust Company dated January 26, 1996, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between WEC or its subsidiaries and various plan participants. *

                 (10)-3 Executive Deferred Compensation Plan of WEC, effective
                        January 1, 1989, as amended and restated as of January 1, 1996. *

                 (10)-4 Directors' Deferred Compensation Plan of WEC,
                        effective January 1, 1987, and as restated as of January 1, 1996. *

                 (10)-5 Forms of Stock Option Agreements under 1993 Omnibus
                        Stock Incentive Plan. *

                 (10)-6 Form of Amendment to Stock Option Agreements under
                        1993 Omnibus Stock Incentive Plan to waive NSP Transaction as a change in control thereunder. *

                 (10)-7 Supplemental Benefits Agreement between WEC and Calvin
                        H. Baker dated November 21, 1994. *

                 (10)-8 Form of Amendment to Supplemental Benefits Agreements
                        to waive NSP Transaction as a change in control thereunder. *

                 (10)-9 Form of Consent under the Executive Deferred
                        Compensation Plan to waive NSP Transaction as a change in control thereunder. *

                 (21)-1 Subsidiaries of WEC.

                 (23)-1 Price Waterhouse LLP - Milwaukee, WI Consent of
                        Independent Accountants appearing on page 96 of this Annual Report on Form 10-K for the year ended December 31, 1995.

                 (23)-2 Consent of Price Waterhouse LLP - Minneapolis, MN,
                        Northern States Power Company's ("NSP") Independent Accountants.

                 (23)-3 Consent of Deloitte & Touche LLP - Minneapolis, MN,
                        NSP's Independent Auditors prior to 1995.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

                 (27)-1 WEC Financial Data Schedule for the fiscal year ended
                        December 31, 1995.

                 (99)-1 Information furnished in lieu of the Form 11-K
                        Annual Report for Management Employee Savings
                        Plan for the year ended December 31, 1995. (To be filed by amendment.)

                 (99)-2 Information furnished in lieu of the Form 11-K
                        Annual Report for Represented Employee Savings Plan for the year ended December 31, 1995. (To be filed by amendment.)

In addition to those Exhibits shown above, which are filed herewith, WEC hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

(2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among NSP, WEC, Northern Power Wisconsin Corp. ("New NSP") and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619 ("Form S-4,
        No. 33-61619"); other related documents are also filed as exhibits to such Registration Statement.)

(2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among NSP and WEC. (Exhibit (2)-2 to Form S-4, No. 33-61619.)

(2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among WEC and NSP. (Exhibit (2)-3 to Form S-4, No. 33-61619.)

(2)-4 Committees of the Board of Directors of Primergy Corporation ("Primergy"). (Exhibit (2)-4 to Form S-4, No. 33-61619.)

(2)-5 Form of Employment Agreement between Primergy and James J. Howard. (Exhibit (2)-5 to Form S-4, No. 33-61619.)

(2)-6 Form of Employment Agreement between Primergy and Richard A. Abdoo. (Exhibit (2)-6 to Form S-4, No. 33-61619.)

(2)-7 Form of Amended and Restated Articles of Incorporation of New NSP. (Exhibit 3-3 (b) to Form S-4, No. 33-61619.)

(2)-8 Letter Agreement, dated January 17, 1995, between NSP and WEC. (Exhibit (2)-8 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

(2)-9 Letter Agreement, dated April 26, 1995, between NSP and WEC amending Letter Agreement dated January 17, 1995. (Exhibit (2)-9 to WEC's
        Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

(3)-1 Restated Articles of Incorporation of WEC, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-9057 ("WEC's 6/30/95 10-Q").)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

(3)-2 Bylaws of WEC, as amended and restated July 26, 1995. (Exhibit (3)-2 to Form S-4, No. 33-61619.)

(4)-1 Reference is made to Article III of the Restated Articles of Incorporation of WEC. (Exhibit (3)-1 herein.)

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-I         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-O         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                               WE Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                               WE Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                               WE Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    26  Twenty-Fifth       WE       12/15/86    (4)-25        1-1245 (12/31/86
                                                               WE Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                               Form 8-K)
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                               Form 10-Q)
    29  Twenty-Eighth      WE       9/1/89         4          1-1245 (9/30/89
                                                               WE Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91        4-1        1-1245 (12/31/91
                                                               WE Form 10-K)
    31  Thirtieth          WE       12/1/91        4-2        1-1245 (12/31/91
                                                               WE Form 10-K)
    32  Thirty-First       WE        8/1/92        4-1        1-1245 (6/30/92
                                                               WE Form 10-Q)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93      (4)-1        1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93      (4)-1        1-1245 (9/30/93
                                                               WE Form 10-Q)
    41  Fortieth           WE       1/01/96      (4)-1        1-1245 (1/1/96
                                                               WE Form 8-K)
    42  Indenture for      WE      12/01/95      (4)-1        1-1245 (12/31/95
        Debt Securities                                        WE Form 10-K)
        (the "Indenture")
    43  Securities         WE      12/05/95      (4)-2        1-1245 (12/31/95
        Resolution No.                                         WE Form 10-K)
        1 under the
        Indenture

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

(10)-10 Supplemental Benefits Agreement between WEC and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter agreement.
        (Exhibit (10)-1 to WEC's 6/30/95 10-Q.) *

(10)-11 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995. (Exhibit (10)-3 to WEC's 6/30/95 10-Q.) *

(10)-12 1993 Omnibus Stock Incentive Plan adopted by the Board of Directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, offering performance-based incentives and other equity interests in WEC to officers and other key employees. (Exhibit 10-1 to WEC's 1993 Form 10-K in File
        No. 1-9057.) *

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

(10)-13 Agreement between WEC, WITECH Corporation and employee Francis Brzezinski dated November 30, 1992, naming him a participant in the WEC Supplemental Executive Retirement Plan retroactive to
        September 1, 1990. (Exhibit 10-1 to WEC's 1992 Form 10-K in File No. 1-9057.) *

(10)-14 Short-Term Performance Plan of WEC effective January 1, 1992. (Exhibit 10-3 to WEC's 1991 Form 10-K in File No. 1-9057.) *

(10)-15 Service Agreement dated January 1, 1987, between WE, WEC and other non-utility affiliated companies. (Exhibit (10)-(a) to WE's Current Report on Form 8-K dated January 2, 1987 in File No. 1-1245.)

(99)-3 Audited Financial Statements of NSP. (Item 8 of NSP's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File
        No. 1-3034):

        Report of Independent Accountants.

        Independent Auditor's Report for years prior to 1995.

        Consolidated Statements of Income for the three years ended December 31, 1995.

        Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

        Consolidated Balance Sheets at December 31, 1995 and 1994.

        Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1995.

        Consolidated Statements of Capitalization at December 31, 1995 and 1994.

        Notes to Financial Statements.

----------------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                         WISCONSIN ENERGY CORPORATION
                               INCOME STATEMENT
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS



                                                 Year Ended December 31
                                                 ----------------------
                                              1995        1994        1993
                                            --------    --------    --------
                                                 (Thousands of Dollars)

Miscellaneous Income                        $    645    $    373    $    411

Nonoperating Expense                             363         423         250
                                            --------    --------    --------
                                                 282         (50)        161
Income Taxes                                     122         (20)         17
                                            --------    --------    --------
                                                 160         (30)        144
Equity in Subsidiaries' Earnings             233,874     180,898     189,991
                                            --------    --------    --------
Net Income                                  $234,034    $180,868    $190,135
                                            ========    ========    ========











                             See Notes on Page 95.
                           (continued on next page)

                         WISCONSIN ENERGY CORPORATION
                            STATEMENT OF CASH FLOWS
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS



                                                Year Ended December 31
                                                ----------------------
                                             1995        1994        1993
                                          ---------   ---------   ---------
                                               (Thousands of Dollars)

Operating Activities:
Net Income                                $ 234,034   $ 180,868   $ 190,135
Reconciliation to cash:
  Equity in subsidiaries' earnings         (233,874)   (180,898)   (189,991)
  Dividends from subsidiaries               159,576     150,951      74,654
  Other                                      (8,131)        235         109
                                          ---------   ---------   ---------
Cash Provided by Operating Activities       151,605     151,156      74,907

Investing Activities:
Equity investment in subsidiaries - net (36,641) (19,500) (23,500) Change in notes receivable -
  associated companies                       (6,490)    (17,535)     13,330
Other                                        (1,128)       (870)         (8)
                                          ---------   ---------   ---------
Cash Used in Investing Activities           (44,259)    (37,905)    (10,178)

Financing Activities:
Sale of common stock                         52,353      50,494      61,442
Dividends on common stock                  (159,688)   (150,708)   (140,876)
Change in notes payable -
  associated companies                          -       (13,100)     13,100
                                          ---------   ---------   ---------
Cash Used in Financing Activities          (107,335)   (113,314)    (66,334)
                                          ---------   ---------   ---------
Change in Cash and Cash Equivalents       $      11   $     (63)  $  (1,605)
                                          =========   =========   =========

Cash Paid for-
  Interest                                $    -      $      62   $    -
  Income Taxes                                  246         (15)         (3)





                             See Notes on Page 95.
                           (continued on next page)

                         WISCONSIN ENERGY CORPORATION
                                 BALANCE SHEET
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS

                                                      December 31
                                                 ----------------------
                                                1995              1994
                                             ----------        ----------
                                                 (Thousands of Dollars)
              Assets
              ------
Current Assets
  Cash and cash equivalents                  $       14        $        3
  Accounts and notes receivable
    from associated companies                    24,728            17,909
  Other                                             580               297
                                             ----------        ----------
      Total Current Assets                       25,322            18,209

Property and Investments
  Investment in subsidiary companies          1,839,993         1,729,052
  Other                                           1,534               885
                                             ----------        ----------
      Total Property and Investments          1,841,527         1,729,937

Deferred Charges                                 16,431             7,585
                                             ----------        ----------
                                             $1,883,280        $1,755,731
                                             ==========        ==========

              Liabilities
              -----------
Current Liabilities
  Accounts payable                           $      216        $       41
  Accounts and notes payable
    to associated companies                         108               132
  Other                                              21               (61)
                                             ----------        ----------
      Total Current Liabilities                     345               112

Deferred Credits                                  8,881             8,264

Stockholders' Equity
  Common stock                                  680,807           628,446
  Retained earnings                             116,227           116,187
  Undistributed subsidiaries' earnings        1,077,020         1,002,722
                                             ----------        ----------
      Total Stockholders' Equity              1,874,054         1,747,355
                                             ----------        ----------
                                             $1,883,280        $1,755,731
                                             ==========        ==========

                             See Notes on Page 95.
                           (continued on next page)

                         WISCONSIN ENERGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             (Parent Company Only)

                     SCHEDULE I - CONDENSED PARENT COMPANY
                             FINANCIAL STATEMENTS


1. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes appearing on pages 61-83 of this Annual Report on Form 10-K.

2. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Energy Corporation's utility subsidiary to transfer funds to Wisconsin Energy Corporation ("WEC") in the form of cash dividends, loans, or advances. Under Wisconsin law, Wisconsin Electric Power Company ("WE") is prohibited from loaning funds, either directly or indirectly, to WEC. WEC does not believe that such restrictions will affect its operations.

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of or relating to the Registration Statements listed below of Wisconsin Energy Corporation of our report dated January 31, 1996 appearing in this Form 10-K.


   1. Registration Statement on Form S-3 (Registration No. 33-57765) - Stock Plus Investment Plan

   2. Registration Statements on Form S-8 (Registration Nos. 33-34656 and 33-62159) - Represented Employee Savings Plan

   3. Registration Statements on Form S-8 (Registration Nos. 33-34657 and 33-62157) - Management Employee Savings Plan

   4. Registration Statement on Form S-8 (Registration No. 33-65225) - 1993 Omnibus Stock Incentive Plan







/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 28, 1996

PRIMERGY CORPORATION

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

On April 28, 1995, Wisconsin Energy Corporation ("WEC") entered into an Agreement and Plan of Merger with Northern States Power Company ("NSP"), which was amended and restated as of July 26, 1995 (the "Merger Agreement"). The Merger Agreement provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction (the "Transaction"), as previously reported in WEC's Current Reports on Form 8-K dated as of April 28, 1995 and as of September 13, 1995 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1995 and September 30, 1995 ("WEC's 3/31/95, 6/30/95 and 9/30/95 10-Q's"). Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.

Further information concerning the Merger Agreement and the proposed Transaction is included in Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY", in Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - "DIVIDEND POLICY OF PRIMERGY", in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Mergers" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in this report.

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of WEC and NSP after giving effect to the proposed Transaction to form Primergy Corporation ("Primergy"). The unaudited pro forma combined condensed balance sheet information at December 31, 1995 gives effect to the Transaction as if it had occurred at December 31, 1995. The unaudited pro forma combined condensed statements of income for each of the three years in the period ended
December 31, 1995 give effect to the Transaction as if it had occurred at January 1, 1993. This financial information is prepared on the basis of accounting for the Transaction as a pooling of interests.

The following unaudited pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of WEC and NSP. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.


                                  PRIMERGY CORPORATION

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                    December 31, 1995
                                     (In thousands)
                                                          NSP             WEC           Pro Forma       Pro Forma
           Pro Forma Balance Sheet                   (As Reported)   (As Reported)     Adjustments      Combined
  ------------------------------------------          ------------    ------------    ------------    ------------
                    Assets
Utility Plant
  Electric                                            $  6,553,383    $  4,608,120    $        -      $ 11,161,503
  Gas                                                      710,035         491,176             -         1,201,211
  Other                                                    299,585          40,078             -           339,663
                                                      ------------    ------------    ------------    ------------
     Total                                               7,563,003       5,139,374             -        12,702,377
  Accumulated provision for depreciation                (3,343,760)     (2,288,080)            -        (5,631,840)
  Nuclear fuel - net                                        91,098          59,260             -           150,358
                                                      ------------    ------------    ------------    ------------
     Net Utility Plant                                   4,310,341       2,910,554             -         7,220,895

Current Assets
  Cash and cash equivalents                                 28,794          23,626             -            52,420
  Accounts receivable - net                                360,577         150,149             -           510,726
  Accrued utility revenues                                 112,650         140,201             -           252,851
  Fossil fuel inventories                                   43,941          83,366             -           127,307
  Material & supplies inventories                          100,607          70,347             -           170,954
  Prepayments and other                                     57,894          63,830             -           121,724
                                                      ------------    ------------    ------------    ------------
     Total Current Assets                                  704,463         531,519             -         1,235,982

Other Assets
  Regulatory assets                                        374,212         309,280             -           683,492
  External decommissioning fund                            203,625         275,125             -           478,750
  Investments in non-regulated projects
     and other investments                                 289,495         110,145             -           399,640
  Non-regulated property - net                             177,598         115,392             -           292,990
  Intangible assets and other (Note 4)                     168,851         308,720        (140,844)        336,727
                                                      ------------    ------------    ------------    ------------
     Total Other Assets                                  1,213,781       1,118,662        (140,844)      2,191,599
                                                      ------------    ------------    ------------    ------------
Total Assets                                          $  6,228,585    $  4,560,735    $   (140,844)   $ 10,648,476
                                                      ============    ============    ============    ============
           Liabilities and Equity

Capitalization
 Common stock equity:
  Common stock (Note 1)                               $    170,440    $      1,108    $   (169,331)   $      2,217
  Other stockholders' equity (Note 1)                    1,856,951       1,870,157         169,331       3,896,439
                                                      ------------    ------------    ------------    ------------
     Total Common Stock Equity                           2,027,391       1,871,265             -         3,898,656

  Cumulative preferred stock and premium                   240,469          30,451             -           270,920
  Long-term debt                                         1,542,286       1,367,644             -         2,909,930
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                3,810,146       3,269,360             -         7,079,506

Current Liabilities
  Current portion of long-term debt                        167,360          51,854             -           219,214
  Short-term debt                                          216,194         156,919             -           373,113
  Accounts payable                                         246,051         108,508             -           354,559
  Taxes accrued                                            202,777          20,072             -           222,849
  Other accrued liabilities                                158,991          98,753             -           257,744
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                             991,373         436,106             -         1,427,479

Other Liabilities
  Deferred income taxes (Note 4)                           841,153         483,410        (140,844)      1,183,719
  Deferred investment tax credits                          161,513          89,672             -           251,185
  Regulatory liabilities                                   242,787         167,483             -           410,270
  Other liabilities and deferred credits                   181,613         114,704             -           296,317
                                                      ------------    ------------    ------------    ------------
     Total Other Liabilities                             1,427,066         855,269        (140,844)      2,141,491
                                                      ------------    ------------    ------------    ------------
Total Capitalization and Liabilities                  $  6,228,585    $  4,560,735    $   (140,844)   $ 10,648,476
                                                      ============    ============    ============    ============

See accompanying notes to unaudited pro forma combined condensed financial statements.

                                         - 98 -


                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 Months Ended December 31, 1995

                   (In thousands, except per share amounts)


                                                        NSP           WEC        Pro Forma     Pro Forma
                                                   (As Reported) (As Reported)  Adjustments    Combined
                                                    ----------    ----------    -----------   ----------
Utility Operating Revenues
  Electric                                          $2,142,770    $1,437,480    $      -      $3,580,250
  Gas                                                  425,814       318,262           -         744,076
  Steam                                                    -          14,742           -          14,742
                                                    ----------    ----------    -----------   ----------
       Total Operating Revenues                      2,568,584     1,770,484           -       4,339,068

Utility Operating Expenses
  Electric production-fuel and purchased power         570,245       345,387           -         915,632
  Cost of gas sold & transported                       256,758       188,764           -         445,522
  Other operation                                      560,734       395,242           -         955,976
  Maintenance                                          158,203       112,400           -         270,603
  Depreciation and amortization                        290,184       183,876           -         474,060
  Taxes other than income taxes                        239,433        74,765           -         314,198
  Income taxes                                         147,148       141,029           -         288,177
                                                    ----------    ----------    -----------   ----------
       Total Operating Expenses                      2,222,705     1,441,463           -       3,664,168
                                                    ----------    ----------    -----------   ----------
Utility Operating Income                               345,879       329,021           -         674,900

Other Income (Expense)
  Equity earnings of unconsolidated investees           59,067           -             -          59,067
  Other income and deductions - net                     (6,261)       16,821           -          10,560
                                                    ----------    ----------    -----------   ----------
       Total Other Income (Expense)                     52,806        16,821           -          69,627
                                                    ----------    ----------    -----------   ----------
Income Before Interest Charges
  and Preferred Dividends                              398,685       345,842           -         744,527

Interest Charges                                       122,890       110,605           -         233,495

Preferred Dividends of Subsidiaries                     12,449         1,203           -          13,652
                                                    ----------    ----------    -----------   ----------
Net Income                                          $  263,346    $  234,034    $      -      $  497,380
                                                    ==========    ==========    ===========   ==========
Average Common Shares Outstanding (Note 1)              67,416       109,850         42,202      219,468

Earnings Per Common Share                           $     3.91    $     2.13                  $     2.27
                                                    ==========    ==========                  ==========

See accompanying notes to unaudited pro forma combined condensed financial statements.



















                                    - 99 -


                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 Months Ended December 31, 1994

                   (In thousands, except per share amounts)


                                                        NSP           WEC        Pro Forma     Pro Forma
                                                   (As Reported) (As Reported)  Adjustments    Combined
                                                    -----------   -----------   -----------   -----------
                                                      (Note 5)
Utility Operating Revenues
  Electric                                          $2,066,644    $1,403,562    $      -      $3,470,206
  Gas                                                  419,903       324,349           -         744,252
  Steam                                                    -          14,281           -          14,281
                                                    ----------    ----------    ----------    ----------
       Total Operating Revenues                      2,486,547     1,742,192           -       4,228,739

Utility Operating Expenses
  Electric production-fuel and purchased power         570,880       328,485           -         899,365
  Cost of gas sold & transported                       263,905       199,511           -         463,416
  Other operation                                      535,706       399,011           -         934,717
  Maintenance                                          170,145       124,602           -         294,747
  Depreciation and amortization                        273,801       177,614           -         451,415
  Taxes other than income taxes                        234,564        76,035           -         310,599
  Revitalization charges                                   -          73,900           -          73,900
  Income taxes                                         129,228        99,761           -         228,989
                                                    ----------    ----------    ----------    ----------
       Total Operating Expenses                      2,178,229     1,478,919           -       3,657,148
                                                    ----------    ----------    ----------    ----------
Utility Operating Income                               308,318       263,273           -         571,591

Other Income (Expense)
  Equity earnings of unconsolidated investees           41,709           -             -          41,709
  Other income and deductions - net                        663        26,965           -          27,628
                                                    ----------    ----------    ----------    ----------
       Total Other Income (Expense)                     42,372        26,965           -          69,337
                                                    ----------    ----------    ----------    ----------
Income Before Interest Charges
  and Preferred Dividends                              350,690       290,238           -         640,928

Interest Charges                                       107,215       108,019           -         215,234

Preferred Dividends of Subsidiaries                     12,364         1,351           -          13,715
                                                    ----------    ----------    ----------    ----------
Net Income                                          $  231,111    $  180,868    $      -      $  411,979
                                                    ==========    ==========    ==========    ==========
Average Common Shares Outstanding (Note 1)              66,845       108,025        41,845       216,715

Earnings Per Common Share                           $     3.46    $     1.67                  $     1.90
                                                    ==========    ==========                  ==========

See accompanying notes to unaudited pro forma combined condensed financial statements.

















                                    - 100 -


                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       12 Months Ended December 31, 1993

                   (In thousands, except per share amounts)


                                                        NSP           WEC        Pro Forma     Pro Forma
                                                   (As Reported) (As Reported)  Adjustments    Combined
                                                    ----------    ----------    -----------   ----------
                                                      (Note 5)
Utility Operating Revenues
  Electric                                          $1,974,916    $1,347,844    $      -      $3,322,760
  Gas                                                  429,076       331,301           -         760,377
  Steam                                                    -          14,090           -          14,090
                                                    ----------    ----------    -----------   ----------
       Total Operating Revenues                      2,403,992     1,693,235           -       4,097,227

Utility Operating Expenses
  Electric production-fuel and purchased power         524,126       318,265           -         842,391
  Cost of gas sold & transported                       282,036       214,132           -         496,168
  Other operation                                      516,560       399,135           -         915,695
  Maintenance                                          161,413       156,085           -         317,498
  Depreciation and amortization                        264,517       167,066           -         431,583
  Taxes other than income taxes                        223,108        74,653           -         297,761
  Income taxes                                         128,346        98,463           -         226,809
                                                    ----------    ----------    -----------   ----------
       Total Operating Expenses                      2,100,106     1,427,799           -       3,527,905
                                                    ----------    ----------    -----------   ----------
Utility Operating Income                               303,886       265,436           -         569,322

Other Income (Expense)
  Equity earnings of unconsolidated investees            3,030           -             -           3,030
  Other income and deductions - net                     12,916        32,073           -          44,989
                                                    ----------    ----------    -----------   ----------
       Total Other Income (Expense)                     15,946        32,073           -          48,019
                                                    ----------    ----------    -----------   ----------
Income Before Interest Charges
  and Preferred Dividends                              319,832       297,509           -         617,341

Interest Charges                                       108,092       102,997           -         211,089

Preferred Dividends of Subsidiaries                     14,580         4,377           -          18,957
                                                    ----------    ----------    -----------   ----------
Net Income                                          $  197,160    $  190,135    $      -      $  387,295
                                                    ==========    ==========    ===========   ==========
Average Common Shares Outstanding (Note 1)              65,211       105,878         40,822      211,911

Earnings Per Common Share                           $     3.02    $     1.80                  $     1.83
                                                    ==========    ==========                  ==========

See accompanying notes to unaudited pro forma combined condensed financial statements.


















                                    - 101 -

                             PRIMERGY CORPORATION

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

2. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and costs to achieve the savings of approximately $30 million and $122 million, respectively. None of these estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

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

5. Certain reclassifications have been made to the 1994 and 1993 NSP financial statements to conform with the 1995 presentation. These reclassifications had no effect on net income or earnings per share.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WISCONSIN ENERGY CORPORATION


                                         /s/R. A. Abdoo
                                    By -------------------------------------
Date  March 28, 1996                    (R. A. Abdoo, Chairman of the Board,
                                            President and Chief
                                            Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature and Title                                         Date


  /s/R. A. Abdoo
---------------------------------------------------         March 28, 1996
   (R. A. Abdoo, Chairman of the Board, President
    and Chief Executive Officer and Director
    - Principal Executive Officer)


  /s/R. R. Grigg, Jr.
---------------------------------------------------         March 28, 1996
   (R. R. Grigg, Jr., Vice President and Director)


  /s/C. H. Baker
---------------------------------------------------         March 28, 1996
   (C. H. Baker, Treasurer and Chief Financial
    Officer - Principal Financial Officer)


  /s/A. K. Klisurich
---------------------------------------------------         March 28, 1996
   (A. K. Klisurich, Controller
    - Principal Accounting Officer)


  /s/J. F. Ahearne
----------------------------------------------------        March 28, 1996
   (J. F. Ahearne, Director)


  /s/J. F. Bergstrom
----------------------------------------------------        March 28, 1996
   (J. F. Bergstrom, Director)

    Signature and Title                                         Date


  /s/R. A. Cornog
----------------------------------------------------        March 28, 1996
   (R. A. Cornog, Director)


  /s/G. B. Johnson
----------------------------------------------------        March 28, 1996
   (G. B. Johnson, Director)


 /s/F. P. Stratton
----------------------------------------------------        March 28, 1996
   (F. P. Stratton, Jr., Director)


 /s/J. G. Udell
----------------------------------------------------        March 28, 1996
   (J. G. Udell, Director)

                         Wisconsin Energy Corporation

                                 EXHIBIT INDEX
                                 -------------

                        1995 Annual Report on Form 10-K
                     For the Year Ended December 31, 1995


Exhibit
Number
-------

The following Exhibits are filed with this report:

(10)-1 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation ("WEC") (as amended and restated as of January 1, 1996). *

(10)-2 Amended Non-Qualified Trust Agreement by and between WEC and Firstar Trust Company dated January 26, 1996, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between WEC or its subsidiaries and various plan participants. *

(10)-3 Executive Deferred Compensation Plan of WEC, effective January 1, 1989, as amended and restated as of January 1, 1996. *

(10)-4 Directors' Deferred Compensation Plan of WEC, effective January 1, 1987, and as restated as of January 1, 1996. *

(10)-5  Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive
        Plan. *

(10)-6 Form of Amendment to Stock Option Agreements under 1993 Omnibus Stock Incentive Plan to waive NSP Transaction as a change in control thereunder. *

(10)-7 Supplemental Benefits Agreement between WEC and Calvin H. Baker dated November 21, 1994. *

(10)-8 Form of Amendment to Supplemental Benefits Agreements to waive NSP Transaction as a change in control thereunder. *

(10)-9 Form of Consent under the Executive Deferred Compensation Plan to waive NSP Transaction as a change in control thereunder. *

(21)-1  Subsidiaries of WEC.

(23)-1 Price Waterhouse LLP - Milwaukee, WI Consent of Independent Accountants appearing on page 96 of this Annual Report on Form 10-K for the year ended December 31, 1995.

(23)-2 Consent of Price Waterhouse LLP - Minneapolis, MN, Northern States Power Company's ("NSP") Independent Accountants.

(23)-3 Consent of Deloitte & Touche LLP - Minneapolis, MN, NSP's Independent Auditors prior to 1995.

(27)-1  WEC Financial Data Schedule for the fiscal year ended December 31,
        1995.

Exhibit
Number
-------

(99)-1 Information furnished in lieu of the Form 11-K Annual Report for Management Employee Savings Plan for the year ended December 31, 1995. (To be filed by amendment.)

(99)-2 Information furnished in lieu of the Form 11-K Annual Report for Represented Employee Savings Plan for the year ended December 31, 1995. (To be filed by amendment.)

--------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

In addition to those Exhibits shown above, which are filed herewith, WEC hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

(2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among NSP, WEC, Northern Power Wisconsin Corp. ("New NSP") and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619 ("Form S-4,
        No. 33-61619"); other related documents are also filed as exhibits to such Registration Statement.)

(2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among NSP and WEC. (Exhibit (2)-2 to Form S-4, No. 33-61619.)

(2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among WEC and NSP. (Exhibit (2)-3 to Form S-4, No. 33-61619.)

(2)-4 Committees of the Board of Directors of Primergy Corporation ("Primergy"). (Exhibit (2)-4 to Form S-4, No. 33-61619.)

(2)-5 Form of Employment Agreement between Primergy and James J. Howard. (Exhibit (2)-5 to Form S-4, No. 33-61619.)

(2)-6 Form of Employment Agreement between Primergy and Richard A. Abdoo. (Exhibit (2)-6 to Form S-4, No. 33-61619.)

(2)-7 Form of Amended and Restated Articles of Incorporation of New NSP. (Exhibit 3-3 (b) to Form S-4, No. 33-61619.)

(2)-8 Letter Agreement, dated January 17, 1995, between NSP and WEC. (Exhibit (2)-8 to WEC's Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

(2)-9 Letter Agreement, dated April 26, 1995, between NSP and WEC amending Letter Agreement dated January 17, 1995. (Exhibit (2)-9 to WEC's
        Schedule 13D dated May 4, 1995 with respect to the NSP Stock Option Agreement.)

(3)-1 Restated Articles of Incorporation of WEC, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-9057 ("WEC's 6/30/95 10-Q").)

Exhibit
Number
-------

(3)-2 Bylaws of WEC, as amended and restated July 26, 1995. (Exhibit (3)-2 to Form S-4, No. 33-61619.)

(4)-1 Reference is made to Article III of the Restated Articles of Incorporation of WEC. (Exhibit (3)-1 herein.)

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-I         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-O         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                               WE Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                               WE Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                               WE Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                               WE Form 10-Q)
    26  Twenty-Fifth       WE       12/15/86    (4)-25        1-1245 (12/31/86
                                                               WE Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                               Form 8-K)
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                               Form 10-Q)
    29  Twenty-Eighth      WE       9/1/89         4          1-1245 (9/30/89
                                                               WE Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91        4-1        1-1245 (12/31/91
                                                               WE Form 10-K)
    31  Thirtieth          WE       12/1/91        4-2        1-1245 (12/31/91
                                                               WE Form 10-K)
    32  Thirty-First       WE        8/1/92        4-1        1-1245 (6/30/92
                                                               WE Form 10-Q)

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93      (4)-1        1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93      (4)-1        1-1245 (9/30/93
                                                               WE Form 10-Q)
    41  Fortieth           WE       1/01/96      (4)-1        1-1245 (1/1/96
                                                               WE Form 8-K)
    42  Indenture for      WE      12/01/95      (4)-1        1-1245 (12/31/95
        Debt Securities                                        WE Form 10-K)
        (the "Indenture")
    43  Securities         WE      12/05/95      (4)-2        1-1245 (12/31/95
        Resolution No.                                         WE Form 10-K)
        1 under the
        Indenture

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

(10)-10 Supplemental Benefits Agreement between WEC and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter agreement.
        (Exhibit (10)-1 to WEC's 6/30/95 10-Q.) *

(10)-11 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995. (Exhibit (10)-3 to WEC's 6/30/95 10-Q.) *

(10)-12 1993 Omnibus Stock Incentive Plan adopted by the Board of Directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, offering performance-based incentives and other equity interests in WEC to officers and other key employees. (Exhibit 10-1 to WEC's 1993 Form 10-K in File
        No. 1-9057.) *

Exhibit
Number
-------

(10)-13 Agreement between WEC, WITECH Corporation and employee Francis Brzezinski dated November 30, 1992, naming him a participant in the WEC Supplemental Executive Retirement Plan retroactive to
        September 1, 1990. (Exhibit 10-1 to WEC's 1992 Form 10-K in File No. 1-9057.) *

(10)-14 Short-Term Performance Plan of WEC effective January 1, 1992. (Exhibit 10-3 to WEC's 1991 Form 10-K in File No. 1-9057.) *

(10)-15 Service Agreement dated January 1, 1987, between WE, WEC and other non-utility affiliated companies. (Exhibit (10)-(a) to WE's Current Report on Form 8-K dated January 2, 1987 in File No. 1-1245.)

(99)-3 Audited Financial Statements of NSP. (Item 8 of NSP's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File
        No. 1-3034):

        Report of Independent Accountants.

        Independent Auditor's Report for years prior to 1995.

        Consolidated Statements of Income for the three years ended December 31, 1995.

        Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

        Consolidated Balance Sheets at December 31, 1995 and 1994.

        Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1995.

        Consolidated Statements of Capitalization at December 31, 1995 and 1994.

        Notes to Financial Statements.

-------------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.