Form 10-Q
period 1996-03-31
WISCONSIN ENERGY CORP
filed 1996-05-15
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1996

                                      OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------      -------------

Commission      Registrant; State of Incorporation;          IRS Employer
File Number        Address; and Telephone Number          Identification No.
- -----------     -----------------------------------       ------------------


  1-9057          WISCONSIN ENERGY CORPORATION        39-1391525
                  (A Wisconsin Corporation)
                  231 West Michigan Street
                  P.O. Box 2949
                  Milwaukee, WI 53201
                  (414) 221-2345


  1-1245         WISCONSIN ELECTRIC POWER COMPANY    39-0476280
                 (A Wisconsin Corporation)
                 231 West Michigan Street
                 P.O. Box 2046
                 Milwaukee, WI 53201
                 (414) 221-2345



Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 1996):

Wisconsin Energy Corporation            Common stock, $.01 Par Value,
                                        110,819,337 shares outstanding.

Wisconsin Electric Power Company        Common stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company common stock.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS
ITEM                                                               PAGE

   Introduction . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                        PART I - FINANCIAL INFORMATION

1. Financial Statements:

   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement . . . . . . . . . . .   3
      Consolidated Condensed Balance Sheet. . . . . . . . . . . . .   4
      Consolidated Statement of Cash Flows. . . . . . . . . . . . .   5

   Wisconsin Electric Power Company
      Condensed Income Statement. . . . . . . . . . . . . . . . . .   6
      Condensed Balance Sheet . . . . . . . . . . . . . . . . . . .   7
      Statement of Cash Flows . . . . . . . . . . . . . . . . . . .   8

   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .   9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .  10

                          PART II - OTHER INFORMATION

1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  14
5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  15
6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  24
   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                                 INTRODUCTION

Wisconsin Energy Corporation ("WEC") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of WEC as well as separate statements for WE. The unaudited statements have been prepared by WEC and WE pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. WEC and WE believe that the disclosures are adequate to make the information presented not misleading. The WEC and WE financial statements should be read in conjunction with the financial statements and notes thereto included in WEC's and WE's respective Annual Reports on Form 10-K for the year ended December 31, 1995. This combined Form 10-Q is separately filed by WEC and WE. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

                                                                                                                        FORM 10-Q
                              WISCONSIN ENERGY CORPORATION
                            WISCONSIN ELECTRIC POWER COMPANY
                        ----------------------------------------
                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 WISCONSIN ENERGY CORPORATION

                            CONSOLIDATED CONDENSED INCOME STATEMENT

                                        (Unaudited)
                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1996                       1995
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 350,824                  $ 343,919
  Gas                                                           138,016                    121,100
  Steam                                                           6,617                      6,103
                                                              ----------                 ----------
       Total Operating Revenues                                 495,457                    471,122

Operating Expenses
  Fuel                                                           75,793                     67,819
  Purchased power                                                 5,764                     19,076
  Cost of gas sold                                               85,592                     72,803
  Other operation expenses                                      105,376                     97,760
  Maintenance                                                    26,107                     28,372
  Depreciation                                                   52,305                     44,712
  Taxes other than income taxes                                  20,847                     19,379
  Federal income tax                                             30,628                     29,635
  State income tax                                                7,158                      7,100
  Deferred income taxes - net                                     1,862                        376
  Investment tax credit - net                                    (1,120)                      (482)
                                                              ----------                 ----------
       Total Operating Expenses                                 410,312                    386,550

Operating Income                                                 85,145                     84,572

Other Income and Deductions
  Interest income                                                 5,966                      3,614
  Allowance for other funds used
    during construction                                             606                        825
  Miscellaneous - net                                            (1,926)                     1,350
  Income taxes                                                      447                        305
                                                              ----------                 ----------
       Total Other Income and Deductions                          5,093                      6,094

Income Before Interest Charges and
  Preferred Dividend                                             90,238                     90,666

Interest Charges
  Interest expense                                               28,307                     29,072
  Allowance for borrowed funds used
    during construction                                          (1,174)                    (1,241)
                                                              ----------                 ----------
       Total Interest Charges                                    27,133                     27,831

Preferred Dividend Requirement of Subsidiary                        301                        301
                                                              ----------                 ----------
Net Income                                                    $  62,804                  $  62,534
                                                              ==========                 ==========
Average Common Shares Outstanding (Thousands)                   110,819                    109,133
                                                              ==========                 ==========
Earnings Per Share of Common Stock                            $    0.57                  $    0.57
                                                              ==========                 ==========
Dividends Per Share of Common Stock                           $  0.3675                  $  0.3525
                                                              ==========                 ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
                                          - 3 -

                                                                                                                        FORM 10-Q

                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (Unaudited)

                                                      March 31, 1996              December 31, 1995
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,574,153                  $  4,531,404
  Gas                                                        489,474                       489,739
  Steam                                                       40,390                        40,078
  Accumulated provision for depreciation                  (2,323,175)                   (2,288,080)
                                                        -------------                 -------------
                                                           2,780,842                     2,773,141
  Construction work in progress                               72,015                        78,153
  Nuclear fuel - net                                          53,879                        59,260
                                                        -------------                 -------------
     Net Utility Plant                                     2,906,736                     2,910,554

Other Property and Investments                               644,552                       637,958

Current Assets
  Cash and cash equivalents                                   24,007                        23,626
  Accounts receivable                                        158,246                       150,149
  Accrued utility revenues                                   122,122                       140,201
  Materials, supplies and fossil fuel                        129,168                       153,713
  Prepayments and other assets                                68,304                        63,830
                                                        -------------                 -------------
     Total Current Assets                                    501,847                       531,519

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          143,170                       140,844
  Other                                                      341,418                       339,860
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 484,588                       480,704
                                                        -------------                 -------------
Total Assets                                            $  4,537,723                  $  4,560,735
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    678,017                  $    678,017
  Retained earnings                                        1,215,326                     1,193,248
                                                        -------------                 -------------
     Total Common Stock Equity                             1,893,343                     1,871,265
  Preferred stock                                             30,450                        30,451
  Long-term debt                                           1,355,853                     1,367,644
                                                        -------------                 -------------
     Total Capitalization                                  3,279,646                     3,269,360

Current Liabilities
  Long-term debt due currently                                29,364                        51,854
  Short-term debt                                            138,326                       156,919
  Accounts payable                                            90,605                       108,508
  Accrued liabilities                                         90,799                        68,634
  Other                                                       50,432                        50,191
                                                        -------------                 -------------
     Total Current Liabilities                               399,526                       436,106

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          489,197                       483,410
  Other                                                      369,354                       371,859
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            858,551                       855,269
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,537,723                  $  4,560,735
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1996                       1995
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  62,804                  $  62,534
  Reconciliation to cash
    Depreciation                                                 52,305                     44,712
    Nuclear fuel expense - amortization                           6,304                      5,263
    Conservation expense - amortization                           5,625                      5,156
    Debt premium, discount & expense - amortization               3,066                      3,107
    Revitalization - net                                           (400)                    (3,480)
    Deferred income taxes - net                                   1,862                        376
    Investment tax credit - net                                  (1,120)                      (482)
    Allowance for other funds used during construction             (606)                      (825)
    Change in: Accounts receivable                               (8,097)                   (14,222)
               Inventories                                       24,545                     22,849
               Accounts payable                                 (17,903)                   (12,008)
               Other current assets                              13,605                     20,371
               Other current liabilities                         22,406                     37,104
    Other                                                         3,332                      7,816
                                                              ----------                 ----------
Cash Provided by Operating Activities                           167,728                    178,271

Investing Activities
  Construction expenditures                                     (63,861)                   (43,985)
  Allowance for borrowed funds used during construction          (1,174)                    (1,241)
  Nuclear fuel                                                   (3,828)                    (5,601)
  Nuclear decommissioning trust                                  (8,181)                    (2,575)
  Conservation investments - net                                   (136)                    (1,103)
  Other                                                           3,764                     (1,741)
                                                              ----------                 ----------
Cash Used in Investing Activities                               (73,416)                   (56,246)

Financing Activities
  Sale of common stock                                              -                       11,918
  Retirement of preferred stock                                      (1)                       -
  Retirement of long-term debt                                  (34,611)                   (17,174)
  Change in short-term debt                                     (18,593)                   (70,481)
  Dividends on stock - common                                   (40,726)                   (38,433)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (93,931)                  (114,170)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $     381                  $   7,855
                                                              ==========                 ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  27,034                  $  27,445
    Income taxes                                                 16,265                     15,120




The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.











                                                                                                                        FORM 10-Q


                        WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED INCOME STATEMENT

                                  (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1996                       1995
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 350,824                  $ 343,919
  Gas                                                           138,016                    121,100
  Steam                                                           6,617                      6,103
                                                              ----------                 ----------
       Total Operating Revenues                                 495,457                    471,122

Operating Expenses
  Fuel                                                           75,793                     67,819
  Purchased power                                                 5,764                     19,076
  Cost of gas sold                                               85,592                     72,803
  Other operation expenses                                      105,376                     97,760
  Maintenance                                                    26,107                     28,372
  Depreciation                                                   52,305                     44,712
  Taxes other than income taxes                                  20,847                     19,379
  Federal income tax                                             30,628                     29,635
  State income tax                                                7,158                      7,100
  Deferred income taxes - net                                     1,862                        376
  Investment tax credit - net                                    (1,120)                      (482)
                                                              ----------                 ----------
       Total Operating Expenses                                 410,312                    386,550

Operating Income                                                 85,145                     84,572

Other Income and Deductions
  Interest income                                                 4,848                      2,570
  Allowance for other funds used
    during construction                                             606                        825
  Miscellaneous - net                                            (1,247)                     2,682
  Income taxes                                                     (243)                      (384)
                                                              ----------                 ----------
       Total Other Income and Deductions                          3,964                      5,693

Income Before Interest Charges                                   89,109                     90,265

Interest Charges
  Interest expense                                               27,441                     28,309
  Allowance for borrowed funds used
    during construction                                            (336)                      (466)
                                                              ----------                 ----------
       Total Interest Charges                                    27,105                     27,843
                                                              ----------                 ----------
Net Income                                                       62,004                     62,422

Preferred Stock Dividend Requirement                                301                        301
                                                              ----------                 ----------
Earnings Available for Common Stockholder                     $  61,703                  $  62,121
                                                              ==========                 ==========

Note - Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric
       Power Company's common stock is owned by Wisconsin Energy Corporation.


The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.








                                                                                                                        FORM 10-Q

                      WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED BALANCE SHEET

                                 (Unaudited)

                                                      March 31, 1996              December 31, 1995
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,574,153                  $  4,531,404
  Gas                                                        489,474                       489,739
  Steam                                                       40,390                        40,078
  Accumulated provision for depreciation                  (2,323,175)                   (2,288,080)
                                                        -------------                 -------------
                                                           2,780,842                     2,773,141
  Construction work in progress                               72,015                        78,153
  Nuclear fuel - net                                          53,879                        59,260
                                                        -------------                 -------------
     Net Utility Plant                                     2,906,736                     2,910,554

Other Property and Investments                               432,378                       427,627

Current Assets
  Cash and cash equivalents                                   16,731                        19,550
  Accounts receivable                                        154,340                       144,476
  Accrued utility revenues                                   122,122                       140,201
  Materials, supplies and fossil fuel                        129,168                       153,713
  Prepayments and other assets                                62,904                        59,784
                                                        -------------                 -------------
     Total Current Assets                                    485,265                       517,724

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          138,907                       136,581
  Other                                                      324,504                       326,438
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 463,411                       463,019
                                                        -------------                 -------------
Total Assets                                            $  4,287,790                  $  4,318,924
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    613,582                  $    613,582
  Retained earnings                                        1,104,232                     1,082,983
                                                        -------------                 -------------
     Total Common Stock Equity                             1,717,814                     1,696,565
  Preferred stock                                             30,450                        30,451
  Long-term debt                                           1,313,378                     1,325,169
                                                        -------------                 -------------
     Total Capitalization                                  3,061,642                     3,052,185

Current Liabilities
  Long-term debt due currently                                28,929                        51,419
  Short-term debt                                            125,176                       150,694
  Accounts payable                                            89,450                       107,115
  Accrued liabilities                                         88,117                        66,694
  Other                                                       48,781                        48,762
                                                        -------------                 -------------
     Total Current Liabilities                               380,453                       424,684

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          485,615                       479,828
  Other                                                      360,080                       362,227
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            845,695                       842,055
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,287,790                  $  4,318,924
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                      WISCONSIN ELECTRIC POWER COMPANY

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1996                       1995
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  62,004                  $  62,422
  Reconciliation to cash
    Depreciation                                                 52,305                     44,712
    Nuclear fuel expense - amortization                           6,304                      5,263
    Conservation expense - amortization                           5,625                      5,156
    Debt premium, discount & expense - amortization               3,054                      3,098
    Revitalization - net                                           (400)                    (3,480)
    Deferred income taxes - net                                   1,862                        376
    Investment tax credit - net                                  (1,120)                      (482)
    Allowance for other funds used during construction             (606)                      (825)
    Change in: Accounts receivable                               (9,864)                   (14,733)
               Inventories                                       24,545                     22,849
               Accounts payable                                 (17,665)                   (12,102)
               Other current assets                              14,959                     20,637
               Other current liabilities                         21,442                     38,084
    Other                                                         3,354                      7,915
                                                              ----------                 ----------
Cash Provided by Operating Activities                           165,799                    178,890

Investing Activities
  Construction expenditures                                     (54,921)                   (40,569)
  Allowance for borrowed funds used during construction            (336)                      (466)
  Nuclear fuel                                                   (3,828)                    (5,601)
  Nuclear decommissioning trust                                  (8,181)                    (2,575)
  Conservation investments - net                                   (136)                    (1,103)
  Other                                                            (330)                    (1,255)
                                                              ----------                 ----------
Cash Used in Investing Activities                               (67,732)                   (51,569)

Financing Activities
  Stockholder contribution                                          -                       15,000
  Retirement of preferred stock                                      (1)                       -
  Retirement of long-term debt                                  (34,611)                   (17,174)
  Change in short-term debt                                     (25,518)                   (78,806)
  Dividends on stock - common                                   (40,455)                   (38,209)
                     - preferred                                   (301)                      (301)
                                                              ----------                 ----------
Cash Used in Financing Activities                              (100,886)                  (119,490)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  (2,819)                 $   7,831
                                                              ==========                 ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  27,572                  $  27,832
    Income taxes                                                 16,238                     15,101




The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.










                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's respective 1995 Annual Reports on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the three months ended March 31, 1996 are not, however, necessarily indicative of the results which may be expected for the year 1996 because of seasonal and other factors.

2. On April 16, 1996, the Public Service Commission of Wisconsin ("PSCW") unanimously approved WE's application to replace the Unit 2 steam generators at Point Beach Nuclear Plant ("Point Beach") and reaffirmed its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") at Point Beach. WE, the utility subsidiary of WEC, anticipates receiving a written order from the PSCW in May 1996. The steam generators will be replaced during the fall refueling outage scheduled to begin in October 1996. Upon receipt of a written order from the PSCW, WE will resume transfer of spent fuel to the ISFSI and plans to load three additional casks with spent fuel during the remainder of 1996. ITEM 5. OTHER INFORMATION - "POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE FACILITY" in Part II of this report contains further information.

3. On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent of NSP and the current operating subsidiaries of WEC and NSP. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the Transaction. The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT
    WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of March 31, 1996, approximately 95% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Merger - Northern States Power Company

On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.

The future operations and financial position of WEC and WE will be significantly affected by the proposed Transaction. The following discussion and analysis of financial condition and results of operations does not reflect the potential effects of the Transaction on WEC nor on WE.

Cautionary Factors

The following discussion and analysis contains forward-looking statements. When used in this document, "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those that are described in ITEM 5. OTHER INFORMATION - "CAUTIONARY FACTORS" in Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled approximately $168 million during the three months ended March 31, 1996. This compares to $178 million provided during the same period in 1995.

WEC's consolidated net investing activities totaled $73 million for the three months ended March 31, 1996 compared to $56 million during the same period in 1995. Investments during the first quarter of 1996 included approximately $64 million for the construction of new or improved facilities of which approximately $55 million was for a number of projects related to utility plant. Additional investments included $4 million for acquisition of nuclear fuel and $8 million for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of WE's Point Beach Nuclear Plant.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES - Cont'd

During the first quarter of 1996, WEC used approximately $94 million for financing activities compared to $114 million during the first quarter of 1995. Financing activities during the first three months of 1996 included the retirement of $30 million of 4-1/2% WE first mortgage bonds, financed through the issuance of additional short-term borrowings. This in part caused the $18.6 million decrease in short-term debt during the first quarter of 1996 to be smaller than the $70.5 million decrease in the same period of 1995.

During the first quarter of 1996, there were no new issuances of WEC common stock because WEC began purchasing shares required for the Company's stock plans on the open market as of January 1, 1996. Previously, the Company issued new shares which were purchased through these plans with cash investments and reinvested dividends.

Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and payments to the Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met through internal sources of funds from operations and short-term borrowings. However, WE may issue up to $200 million of additional long-term debt in a public offering in the second half of 1996. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend on market conditions and other factors.


RESULTS OF OPERATIONS

1996 FIRST QUARTER

Earnings

WEC's consolidated net income and earnings per share of common stock were unchanged at approximately $63 million and $0.57, respectively, during the first quarter of 1996 compared to the same period in 1995. As described below, earnings remained flat primarily because January 1, 1996 electric, gas and steam rate decreases, increased depreciation expense and the timing of certain operating expenses offset increased first quarter 1996 electric kilowatt-hour sales and gas therm deliveries.

Electric Revenues, Gross Margins and Sales

Despite annualized electric retail rate decreases effective January 1, 1996 of $33.4 million or 2.75% in Wisconsin and $1.1 million or 3.3% in Michigan, total Electric Operating Revenues increased by 2.0% or $6.9 million during the first quarter of 1996 compared to the first quarter of 1995. A first quarter 1996 weather related increase in electric kilowatt-hour sales of 5.3% more than offset the impact of the rate decreases on Electric Operating Revenues. Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) increased by 4.8% or $12.2 million.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 FIRST QUARTER RESULTS OF OPERATIONS - Cont'd

==============================================================================
Electric Gross Margin ($000)            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  350,824       $  343,919       2.0
  Fuel & Purchased Power                 81,557           86,895      (6.1)
                                     ----------       ----------
  Gross Margin                       $  269,267       $  257,024       4.8
==============================================================================

The gross margin increased because higher electric sales in the first three months of 1996 were primarily to Residential and Small Commercial/Industrial customers who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes. Gross margin also improved in the first quarter of 1996 compared to 1995 because fuel and purchased power expenses decreased by 6.1% or $5.3 million. Fuel and purchased power expenses declined in 1996 primarily due to lower per unit coal costs and to unscheduled outages during the first quarter of 1995 at two of WE's most efficient power plants, the coal fired Pleasant Prairie Power Plant and the Point Beach Nuclear Plant, resulting in a higher volume of costlier power purchases in 1995. Also, the addition of the Paris Generating Station in mid-1995 has allowed WE to reduce its firm power purchases.

==============================================================================
Electric Sales (Megawatt-hours)         1996             1995       % Change
- -------------------------------      ----------       ----------    --------
  Residential                         1,818,093        1,689,356       7.6
  Small Commercial/Industrial         1,797,186        1,714,727       4.8
  Large Commercial/Industrial         2,573,802        2,542,354       1.2
  Other                                 391,158          380,810       2.7
                                     ----------       ----------
  Total Retail and Municipal          6,580,239        6,327,247       4.0
  Resale-Utilities                      296,967          202,132      46.9
                                     ----------       ----------
  Total Sales                         6,877,206        6,529,379       5.3
==============================================================================

Total electric sales during the first quarter of 1996 were positively impacted primarily by substantially colder winter weather conditions compared to the same period in 1995. As measured by heating degree days, the first quarter of 1996 was 16.2% colder than the same period during 1995 and 4.8% colder than normal. Electric energy sales to the Empire and Tilden ore mines, WE's two largest customers, increased 4.7% during the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Excluding the mines, total electric sales increased 5.4% and sales to the remaining Large Commercial / Industrial customers increased 0.3%.

Gas Revenues, Gross Margins and Sales

Despite an annualized $8.3 million or 2.6% Wisconsin retail gas rate decrease effective January 1, 1996, total Gas Operating Revenues increased by 14.0% or $16.9 million during the first quarter of 1996 compared to the first quarter

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 FIRST QUARTER RESULTS OF OPERATIONS - Cont'd

of 1995. Between the comparative periods, the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased by 8.5% or $4.1 million. An 11.2% increase in therm deliveries during the first three months of 1996 more than offset the impact of the rate decrease on gross margin.

==============================================================================
Gas Gross Margin ($000)                 1996             1995       % Change
- -----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  138,016       $  121,100      14.0
  Cost of Gas Sold                       85,592           72,803      17.6
                                     ----------       ----------
  Gross Margin                       $   52,424       $   48,297       8.5
==============================================================================

The gross margin grew because the increased therm deliveries were primarily to Residential and Commercial customers who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes.

==============================================================================
Therms Delivered - Thousands            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Residential                           169,002          145,203      16.4
  Commercial/Industrial                 104,750           90,326      16.0
  Interruptible                          14,825           10,819      37.0
                                     ----------       ----------
  Total Sales                           288,577          246,348      17.1
  Transported Customer Owned Gas         75,477           80,083      (5.8)
  Other - Interdepartmental               4,488            5,064     (11.4)
                                     ----------       ----------
  Total Gas Delivered                   368,542          331,495      11.2
==============================================================================

Natural gas therm deliveries during the first quarter of 1996 increased primarily due to the colder winter weather in the first quarter of 1996 as described above. Other - Interdepartmental therm deliveries are to WE facilities, primarily the gas fired peaking generating units at the Paris and Concord Generating Stations, at rates approved by the PSCW.


Operating Expenses

Other Operations Expenses increased 7.8% or by $7.6 million in the first quarter of 1996 compared to the first quarter of 1995, primarily due to increased power generation expenses during the first quarter of 1996 and to the timing of certain miscellaneous operating expenses. Maintenance expense decreased 8.0% or by approximately $2.3 million in the first three months of 1996 compared to 1995 in part due to the unscheduled generating unit outages noted above during the first quarter of 1995. Depreciation expense increased 17.0% or by approximately $7.6 million between the same comparative periods

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 FIRST QUARTER RESULTS OF OPERATIONS - Cont'd

due in part to higher depreciable plant balances and to increased decommissioning expenses during the first three months of 1996.


Other Items

Other Interest Income increased 65.1% or by approximately $2.4 million in the first quarter of 1996 compared to the first quarter of 1995, primarily due to the increased investment income of the Nuclear Decommissioning Trust Fund. Miscellaneous - Net Other Income and Deductions decreased by approximately $3.3 million between the comparative periods as a result of a change in accounting for capitalized conservation investments in 1996.


For certain other information which may impact WEC and WE's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in
Part I of WEC's and WE's respective Annual Reports on Form 10-K for the year ended December 31, 1995.

STRAY VOLTAGE

In March 1996, the Public Service Commission of Wisconsin ("PSCW") concluded technical hearings to further evaluate the results of stray voltage research that has been completed since 1989 and to update, if necessary, PSCW policies regarding stray voltage that were included in a 1989 PSCW order. On
April 25, 1996, the PSCW made several preliminary determinations regarding stray voltage policies, indicating that while utilities in the State of Wisconsin are properly handling stray voltage problems, it was adopting a new "level of concern" for stray voltage and changing its isolation policy. The new level of concern is 2.0 milliampere ("mA") for both off-farm and on-farm sources combined, compared with the former level of 1.0 mA (0.5 volts) established by the PSCW in 1989. Also, a utility was previously required to install equipment that would isolate a farm from the utility's distribution system if stray voltage was measured above certain minimum levels. Under the new policy, customers will have the option of requesting installation of isolation equipment at their own expense, regardless of the level of stray voltage present. These preliminary determinations on stray voltage policies are likely to increase the number of investigations performed by WE, but WE does not anticipate that this will have a significant impact on its financial position or results of operations. WE expects the PSCW to issue a final order in May 1996.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

ITEM 5.  OTHER INFORMATION

POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT

Information concerning the PSCW's initial approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach Nuclear Plant ("Point Beach") and pending legal proceedings with respect to the PSCW's decision, and information with respect to WE's application to the PSCW for the replacement of the Unit 2 steam generators at Point Beach, is contained in Item 1. BUSINESS - "SOURCES OF GENERATION - Nuclear" of WEC's and WE's respective annual reports on Form 10-K for the year ended
December 31, 1995 (the "1995 10-K's").

On March 20, 1996, the PSCW filed an appeal with the Wisconsin Court of Appeals from the December 22, 1995 decision of the Dane County Circuit Court vacating and remanding the February 13, 1995 order of the PSCW, which had granted WE authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI") for dry cask storage of spent nuclear fuel at Point Beach. The Circuit Court decision, issued in an action commenced by intervenors in the PSCW proceeding as described in the 1995 10-K's, was based primarily on the court's determination that the Environmental Impact Statement ("EIS") prepared by the PSCW for the project was inadequate. WE has joined the appeal in support of the PSCW on the issues regarding the adequacy of the EIS.

On April 16, 1996, the PSCW unanimously approved WE's application to replace the Unit 2 steam generators at Point Beach and reaffirmed its prior decision approving WE's construction and operation of the ISFSI. Failure by the PSCW to approve the steam generator replacement and reaffirm authorization for the ISFSI would have jeopardized the continued operation of Point Beach. The Unit 2 replacement steam generators are necessary due to the degradation of some of the tubes within the steam generators and will permit operation of the generating unit at least until its current operating license expires in 2013. The steam generators will be replaced during the fall refueling outage scheduled to begin in October 1996. The ISFSI will provide interim dry cask storage of spent fuel from Point Beach until the United States Department of Energy takes ownership of and removes the spent fuel under an existing contract mandated by federal law. The ISFSI is necessary because the spent fuel pool inside the plant is nearly full. Construction of the ISFSI was completed during 1995 and one cask was loaded with spent fuel in December 1995, after which the transfer of spent fuel to the ISFSI was temporarily suspended by WE pending the PSCW's further action in response to the Circuit Court decision remanding the PSCW's initial order authorizing the ISFSI. WE anticipates receiving a written order from the PSCW in May 1996 approving replacement of the Unit 2 steam generators and reaffirming approval of the ISFSI. Upon receipt of the written order, WE will resume transfer of spent fuel to the ISFSI and plans to load three additional casks with spent fuel during the remainder of 1996. It is expected that intervenors in the PSCW proceeding will seek judicial review of such order.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

DEVELOPMENT OF ISO FOR WISCONSIN TRANSMISSION SYSTEM

The PSCW is conducting a generic investigation into the electric utility industry in Wisconsin. As part of that investigation, it has stated that it intends to develop an Independent System Operator ("ISO") for the statewide transmission system. It has further indicated that in the event an ISO cannot be developed that effectively separates control and operation of the transmission system from the ownership of generation, it intends to proceed to develop a Transco, which would own, operate and control transmission in the State of Wisconsin.

The PSCW has requested Wisconsin utilities, including WE, to develop an ISO proposal to meet the needs of Wisconsin's electric utility industry and its customers. WE strongly supports an ISO for the State of Wisconsin structured to become part of a larger Midwest ISO proposed by WE and various other major midwest utilities. Presently, WE is one of 20 utilities who are participating in the formation of the Midwest ISO. WE intends to actively participate in development of the Wisconsin statewide and Midwest ISO proposals. However, WE cannot predict whether such efforts will be successful or the timing of the implementation of such proposals, if adopted.


FERC OPEN ACCESS TRANSMISSION RULING

On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued two final orders relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. The ruling is intended to create a more competitive wholesale electric power market. The first order, Order No. 888, requires public utilities owning, controlling or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service provided to themselves and requires the use of the tariffs for their own wholesale energy sales and purchases. Order No. 888 also provides for the full recovery of "stranded costs" that were prudently incurred to serve power customers and that could go unrecovered if wholesale customers use open access to move to another electric energy supplier. The second order, Order No. 889, works to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using transmission to sell power. Order No. 889 establishes standards of conduct and requires that a public utility rely on the same electronic information network that its transmission customers rely on to obtain information about its transmission system when buying or selling power. WE advocates open access to transmission facilities as a necessary step in the competitive restructuring of the electric utility industry and does not believe that the ruling by the FERC will have a negative material effect on it's financial position or results of operations. The open access transmission orders will become effective in mid-1996.

In its open access transmission ruling, the FERC has encouraged utilities to consider ISOs such as the Wisconsin statewide and Midwest ISOs noted above as a tool to meet the demands of a competitive market for electric energy.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MINERGY GLASS AGGREGATE PLANT

Minergy Corp. ("Minergy"), a non-regulated WEC subsidiary, plans to place into operation in late 1997 a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate will be sold into existing construction and aggregate markets and the steam will be sold to a local paper mill. During 1995, Minergy received the necessary approvals from the City of Neenah for construction of the facility, and the Wisconsin Department of Natural Resources issued the necessary air pollution control permit for the plant in April 1996. Construction of the plant is currently scheduled to begin in early summer 1996.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company.
Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at March 31, 1996 of $18 million. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the proposed Transaction.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. This is the first of four states to act where approval of the Transaction is required. On April 5, 1996, WEC and NSP submitted the initial filing to the Securities and Exchange Commission ("SEC") to facilitate registration of Primergy under PUHCA. In 1996, WEC and NSP also will file required notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of March 31, 1996, WEC has deferred $8.9 million of

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY - Cont'd

costs associated with the Transaction as a component of Deferred Charges and Other Assets-Other.

Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in WEC's and WE's respective 1995 Annual Reports on Form 10-K and in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.

PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

The following summarized unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSP and of WE and NSP-WI to give effect to the Transaction to form Primergy and Wisconsin Energy Company. This information should be read in conjunction with the historical financial statements and related notes thereto of WEC, NSP, WE and NSP-WI.

The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and costs to achieve the savings of approximately $30 million and $122 million, respectively. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma financial information. With the exception of certain non-current deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at March 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Information

The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSP after giving effect to the Transaction to form Primergy. A $143 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS - Cont'd

sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into
1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

==============================================================================
Primergy Corporation:                                            Unaudited
                                    WEC             NSP          Pro Forma
                               (As Reported)   (As Reported)     Combined
                               -------------   -------------   -------------
                                   (Millions, except per share amounts)
 As of March 31, 1996:
   Utility plant-net               $   2,907       $   4,321       $   7,228
   Current assets                        502             838           1,340
   Other assets *                      1,129           1,222           2,208
                                 -----------     -----------     -----------
      Total Assets                 $   4,538       $   6,381       $  10,776
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,893       $   2,066       $   3,959
   Preferred stock and premium            30             241             271
   Long-term debt                      1,356           1,668           3,024
                                 -----------     -----------     -----------
      Total Capitalization             3,279           3,975           7,254
   Current liabilities                   400             998           1,398
   Other liabilities *                   859           1,408           2,124
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,538       $   6,381       $  10,776
                                 ===========     ===========     ===========
For the Three Months Ended
March 31, 1996:
   Utility Operating Revenues      $     495       $     719       $   1,214
   Utility Operating Income        $      85       $      89       $     174
   Net Income, after Preferred
     Dividend Requirements         $      63       $      64       $     127
   Earnings per Common Share:
     As Reported                   $    0.57       $    0.94             -
     Primergy Shares                     -               -         $    0.57
==============================================================================
 * Includes a $143 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Wisconsin Energy Company Information

The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS - Cont'd

transfer of certain gas assets from NSP-WI to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 first quarter revenues of $14.5 million and related expenses associated with the transfer of certain gas assets from NSP-WI to New NSP. A $139 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. A net $18 million pro forma adjustment has also been made in the summarized unaudited pro forma combined balance sheet information to reflect the transfer of certain gas assets from NSP-WI to New NSP. Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

==============================================================================
Wisconsin Energy Company: **                                     Unaudited
                                    WE            NSP-WI         Pro Forma
                               (As Reported)   (As Reported)     Combined***
                               -------------   -------------   -------------
                                           (Millions of Dollars)
 As of March 31, 1996:
   Utility plant-net               $   2,907       $     655       $   3,542
   Current assets                        485              73             574
   Other assets                          896              60             816
                                 -----------     -----------     -----------
      Total Assets                 $   4,288       $     788       $   4,932
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,718       $     325       $   2,043
   Preferred stock and premium            30              -               30
   Long-term debt                      1,314             213           1,527
                                 -----------     -----------     -----------
      Total Capitalization             3,062             538           3,600
   Current liabilities                   380              95             475
   Other liabilities                     846             155             857
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,288       $     788       $   4,932
                                 ===========     ===========     ===========
 For the Three Months Ended
 March 31, 1996:
   Utility Operating Revenues      $     495       $     139       $     634
   Utility Operating Income        $      85       $      17       $     102
   Net Income, after Preferred
     Dividend Requirements         $      62       $      13       $      75
==============================================================================
** In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.

*** Includes a $139 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability and a net $18 million pro forma adjustment for the transfer of selected gas assets from NSP-WI to New NSP.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

CAUTIONARY FACTORS

The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful cautionary statements about risks and uncertainties that could cause actual results to differ materially from those projected in the statement. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

Operating, Financial and Industry Factors

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal and steam generator replacement issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

* The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

* Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; Nuclear Regulatory Commission operating regulation changes related to Point Beach Nuclear Plant; or the siting approval process for new generating and transmission facilities.

* The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

CAUTIONARY FACTORS - Cont'd

* Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

* Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulations.

* Certain restrictions imposed by various financing arrangements and regulatory requirements on the ability of WE to transfer funds to WEC in the form of cash dividends, loans or advances.

* Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC").

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

*  Changes in social attitudes regarding the utility and power industries.

* Possible risks associated with nonutility diversification such as competition; operating risks; dependence upon certain suppliers and customers; or environmental and energy regulations.

* Other business or investment considerations that may be disclosed from time to time in WEC's or WE's SEC filings or in other publicly disseminated written documents.

Business Combination Factors

* Consummation of the Transaction with NSP to form Primergy and Wisconsin Energy Company, which will have a significant effect on the future operations and financial position of WEC and WE, respectively. Specific factors include:

   * The ability to consummate the Transaction on substantially the basis contemplated.

   * The ability to obtain the requisite approvals by all applicable regulatory authorities.

   * The ability to generate the cost savings to Primergy that WEC and NSP believe will be generated by the synergies resulting from the Transaction. This depends upon the degree to which the assumptions upon which the analyses employed to develop estimates of potential cost savings as a result of the Transaction will approximate actual experience. Such assumptions involve judgements with respect to, among

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

CAUTIONARY FACTORS - Cont'd

      other things, future national and regional economic conditions, national and regional competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, business decisions and other uncertainties. All of these factors are difficult to predict and many are beyond the control of WEC and NSP. While it is believed that such assumptions are reasonable, there can be no assurance that they will approximate actual experience or that the estimated cost savings will be realized.

   * The allocation of the benefits of cost savings between shareholders and customers, which will depend, among other things, upon the results of regulatory proceedings in various jurisdictions.

   *  The rate structure of Primergy's utility subsidiaries.

* Additional regulation to which Primergy will be subject as a registered public utility holding company under PUHCA, in contrast to the more limited impact of PUHCA upon WEC and NSP as exempt holding companies, and other different or additional federal and state regulatory requirements or restrictions to which Primergy and its subsidiaries may be subject as a result of the Transaction (including conditions which may be imposed in connection with obtaining the regulatory approvals necessary to consummate the Transaction such as the possible requirement to divest gas utility properties and possibly certain nonutility ventures).

* Factors affecting the dividend policy of Primergy including results of operations and financial condition of Primergy and its subsidiaries and such other business considerations as the Primergy Board of Directors considers relevant.

WEC and WE undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibits are filed with the applicable Form 10-Q report:

     Exhibit No.
                                 WEC Exhibits

     (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the three months ended March 31, 1996.

                                  WE Exhibits

     (27)-2 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the three months ended March 31, 1996.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by WEC during the quarter ended March 31, 1996.

     A Current Report on Form 8-K dated as of January 1, 1996 was filed by WE on January 16, 1996 to report the consummation of the merger of Wisconsin Natural Gas Company into WE, incorporate by reference or file related historical and pro forma financial statements and exhibits, and report developments concerning WE's Point Beach Nuclear Plant Independent Spent Fuel Storage Installation.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ R. A. Abdoo
                                      --------------------------------------
Date:   May 15, 1996                  R. A. Abdoo, Chairman of the Board,
                                         President and Chief Executive Officer


                                      /s/ C. H. Baker
                                      --------------------------------------
Date:   May 15, 1996                  C. H. Baker, Treasurer and Chief
                                         Financial Officer - Principal
                                         Financial Officer




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ R. R. Grigg, Jr.
                                      --------------------------------------
Date:   May 15, 1996                  R. R. Grigg, Jr., President and
                                         Chief Operating Officer


                                      /s/ A. K. Klisurich
                                      --------------------------------------
Date:   May 15, 1996                  A. K. Klisurich, Controller -
                                         Principal Accounting Officer

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1996

                                 EXHIBIT INDEX



Exhibit No.
- -----------

The following Exhibits are filed with this report:

(27)-1 Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 1996.