Form 10-K/A
period 1995-12-31
WISCONSIN ENERGY CORP
filed 1996-06-28
CIK 783325

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

                            ------------------------

                                                                    FORM 10-K/A

                          WISCONSIN ENERGY CORPORATION
                         ------------------------------
                                 AMENDMENT NO. 1
                                       TO
                         1995 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 are hereby amended to reflect the filing of Exhibit Nos. (99)-1 and (99)-2 herewith; the remainder of
Item 14 (including the Exhibits incorporated by reference in Item 14(a) 3) and the Exhibit Index are unchanged.


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


Date:    June 27, 1996                     By  /s/ R. A. Abdoo
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

                                *   *   *   *   *

          The following Primergy Corporation Unaudited Pro Forma Combined Condensed Financial Information is contained herein after this
          Item 14:  (Previously filed.)

              Unaudited Pro Forma Combined Condensed Balance Sheet at
                December 31, 1995

              Unaudited Pro Forma Combined Condensed Statements of Income
                for the 12 months ended December 31, 1995, 1994 and 1993

              Notes to Unaudited Pro Forma Combined Condensed Financial
                Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

              3. Exhibits.  The following Exhibits are filed with this report:

                 Exhibit No.
                 (10)-1 Supplemental Executive Retirement Plan of Wisconsin
                        Energy Corporation ("WEC") (as amended and restated as of January 1, 1996). * (Previously filed.)

                 (10)-2 Amended Non-Qualified Trust Agreement by and between
                        WEC and Firstar Trust Company dated January 26, 1996, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between WEC or its subsidiaries and various plan participants. * (Previously filed.)

                 (10)-3 Executive Deferred Compensation Plan of WEC, effective
                        January 1, 1989, as amended and restated as of January 1, 1996. * (Previously filed.)

                 (10)-4 Directors' Deferred Compensation Plan of WEC,
                        effective January 1, 1987, and as restated as of January 1, 1996. * (Previously filed.)

                 (10)-5 Forms of Stock Option Agreements under 1993 Omnibus
                        Stock Incentive Plan. *  (Previously filed.)

                 (10)-6 Form of Amendment to Stock Option Agreements under
                        1993 Omnibus Stock Incentive Plan to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

                 (10)-7 Supplemental Benefits Agreement between WEC and Calvin
                        H. Baker dated November 21, 1994. * (Previously filed.)

                 (10)-8 Form of Amendment to Supplemental Benefits Agreements
                        to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

                 (10)-9 Form of Consent under the Executive Deferred
                        Compensation Plan to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

                 (21)-1 Subsidiaries of WEC.  (Previously filed.)

                 (23)-1 Price Waterhouse LLP - Milwaukee, WI Consent of
                        Independent Accountants appearing on page 96 of this Annual Report on Form 10-K for the year ended December 31, 1995. (Previously filed.)

                 (23)-2 Consent of Price Waterhouse LLP - Minneapolis, MN,
                        Northern States Power Company's ("NSP") Independent Accountants. (Previously filed.)

                 (23)-3 Consent of Deloitte & Touche LLP - Minneapolis, MN,
                        NSP's Independent Auditors prior to 1995. (Previously filed.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

                 (27)-1 WEC Financial Data Schedule for the fiscal year ended
                        December 31, 1995.  (Previously filed.)

                 (99)-1 Information furnished in lieu of the Form 11-K
                        Annual Report for Management Employee Savings
                        Plan for the year ended December 31, 1995. (Filed with Amendment No. 1.)

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K - (cont'd)

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93      (4)-1        1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93      (4)-1        1-1245 (9/30/93
                                                               WE Form 10-Q)
    41  Fortieth           WE       1/01/96      (4)-1        1-1245 (1/1/96
                                                               WE Form 8-K)
    42  Indenture for      WE      12/01/95      (4)-1        1-1245 (12/31/95
        Debt Securities                                        WE Form 10-K)
        (the "Indenture")
    43  Securities         WE      12/05/95      (4)-2        1-1245 (12/31/95
        Resolution No.                                         WE Form 10-K)
        1 under the
        Indenture

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

        Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

        Consolidated Balance Sheets at December 31, 1995 and 1994.

        Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1995.

        Consolidated Statements of Capitalization at December 31, 1995 and 1994.

        Notes to Financial Statements.

- ----------------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

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

                         Wisconsin Energy Corporation

                                 EXHIBIT INDEX
                                 -------------
                        1995 Annual Report on Form 10-K
                     For the Year Ended December 31, 1995

Exhibit
Number
- -------
The following Exhibits are filed with this report:

(10)-1 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation ("WEC") (as amended and restated as of January 1, 1996). *
        (Previously filed.)

(10)-2 Amended Non-Qualified Trust Agreement by and between WEC and Firstar Trust Company dated January 26, 1996, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between WEC or its subsidiaries and various plan participants. * (Previously filed.)

(10)-3 Executive Deferred Compensation Plan of WEC, effective January 1, 1989, as amended and restated as of January 1, 1996. * (Previously filed.)

(10)-4 Directors' Deferred Compensation Plan of WEC, effective January 1, 1987, and as restated as of January 1, 1996. * (Previously filed.)

(10)-5 Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. * (Previously filed.)

(10)-6 Form of Amendment to Stock Option Agreements under 1993 Omnibus Stock Incentive Plan to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

(10)-7 Supplemental Benefits Agreement between WEC and Calvin H. Baker dated November 21, 1994. * (Previously filed.)

(10)-8 Form of Amendment to Supplemental Benefits Agreements to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

(10)-9 Form of Consent under the Executive Deferred Compensation Plan to waive NSP Transaction as a change in control thereunder. * (Previously filed.)

(21)-1  Subsidiaries of WEC.  (Previously filed.)

(23)-1 Price Waterhouse LLP - Milwaukee, WI Consent of Independent Accountants appearing on page 96 of this Annual Report on Form 10-K for the year ended December 31, 1995. (Previously filed.)

(23)-2 Consent of Price Waterhouse LLP - Minneapolis, MN, Northern States Power Company's ("NSP") Independent Accountants. (Previously filed.)

(23)-3 Consent of Deloitte & Touche LLP - Minneapolis, MN, NSP's Independent Auditors prior to 1995. (Previously filed.)

(27)-1 WEC Financial Data Schedule for the fiscal year ended December 31, 1995. (Previously filed.)

Exhibit
Number
- -------

(99)-1 Information furnished in lieu of the Form 11-K Annual Report for Management Employee Savings Plan for the year ended December 31, 1995. (Filed with Amendment No. 1.)

(99)-2 Information furnished in lieu of the Form 11-K Annual Report for Represented Employee Savings Plan for the year ended December 31, 1995. (Filed with Amendment No. 1.)

- --------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

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

Exhibit
Number
- -------

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

 Mortgage, Indenture,
Supplemental Indenture
    or Securities
     Resolution          Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
    33  Thirty-Second      WE        8/1/92        4-2        1-1245 (6/30/92
                                                               WE Form 10-Q)
    34  Thirty-Third       WE       10/1/92        4-1        1-1245 (9/30/92
                                                               WE Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92        4-2        1-1245 (9/30/92
                                                               WE Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92        4-1        1-1245 (12/31/92
                                                               WE Form 10-K)
    37  Thirty-Sixth       WE       1/15/93        4-2        1-1245 (12/31/92
                                                               WE Form 10-K)
    38  Thirty-Seventh     WE       3/15/93        4-3        1-1245 (12/31/92
                                                               WE Form 10-K)
    39  Thirty-Eighth      WE       8/01/93      (4)-1        1-1245 (6/30/93
                                                               WE Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93      (4)-1        1-1245 (9/30/93
                                                               WE Form 10-Q)
    41  Fortieth           WE       1/01/96      (4)-1        1-1245 (1/1/96
                                                               WE Form 8-K)
    42  Indenture for      WE      12/01/95      (4)-1        1-1245 (12/31/95
        Debt Securities                                        WE Form 10-K)
        (the "Indenture")
    43  Securities         WE      12/05/95      (4)-2        1-1245 (12/31/95
        Resolution No.                                         WE Form 10-K)
        1 under the
        Indenture

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

Exhibit
Number
- -------

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

        Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

        Consolidated Balance Sheets at December 31, 1995 and 1994.

        Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1995.

        Consolidated Statements of Capitalization at December 31, 1995 and 1994.

        Notes to Financial Statements.

- -------------------------
     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.