Form 10-K405
period 1996-12-31
WISCONSIN ENERGY CORP
filed 1997-03-28
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D. C. 20549

                                                  FORM 10-K

[X]                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the Fiscal Year Ended December 31, 1996

                           ---------------------------------


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

                           ---------------------------------

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of Wisconsin Energy Corporation held by non-affiliates is approximately $2,866,676,000 based on the reported last sale price of such securities as of February 28, 1997. The aggregate market value of the voting stock of Wisconsin Electric Power Company held by non-affiliates is approximately $16,497,000 based on the reported last sale prices on February 28, 1997 or the average bid and asked prices of such securities on or prior to such date.





                                                      Name of Each Exchange
Registrant/Title of Each Class                         on Which Registered
------------------------------                        ---------------------

Securities Registered Pursuant to Section 12(b) of the Act:

   Wisconsin Energy Corporation
      Common Stock, $.01 Par Value                   New York Stock Exchange

   Wisconsin Electric Power Company
      None                                                     N/A

Securities Registered Pursuant to Section 12(g) of the Act:

   Wisconsin Energy Corporation
      None                                                     N/A

   Wisconsin Electric Power Company
      Serial Preferred Stock, 3.60% Series, $100 Par Value     N/A
      Six Per Cent. Preferred Stock, $100 Par Value            N/A

                                      --------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 3, 1997):

   Wisconsin Energy Corporation         Common Stock, $.01 Par Value,
                                        112,254,251 shares outstanding.

   Wisconsin Electric Power Company     Common Stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company Common Stock.

                                     -----------------------------------


                      Documents Incorporated by Reference
                      -----------------------------------

Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on April 30, 1997, are incorporated by reference into Part III hereof.

Portions of Wisconsin Electric Power Company's definitive Information Statement for its Annual Meeting of Stockholders, to be held on April 29, 1997, are incorporated by reference into Part III hereof.


                                   ---------------------------------------


This combined Form 10-K is separately filed by Wisconsin Energy Corporation and by Wisconsin Electric Power Company. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.


                                        WISCONSIN ENERGY CORPORATION
                                      WISCONSIN ELECTRIC POWER COMPANY
                                  ----------------------------------------
                         FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 1996

                                              TABLE OF CONTENTS

Item                                                                     Page
                                                   PART I

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .  30
 4. Submission of Matters to a Vote of Security Holders. . . . . . . . .  34
    Executive Officers of the Registrant . . . . . . . . . . . . . . . .  34

                                                   PART II

 5. Market for Registrant's Common Equity
      and Related Stockholder Matters  . . . . . . . . . . . . . . . . .  36
 6. Selected Financial Data
      Wisconsin Energy Corporation . . . . . . . . . . . . . . . . . . .  38
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .  39
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . . . . . . . . .  40
 8. Financial Statements and Supplementary Data
      Index to 1996 Financial Statements . . . . . . . . . . . . . . . .  65
      Wisconsin Energy Corporation . . . . . . . . . . . . . . . . . . .  66
        Report of Independent Accountants  . . . . . . . . . . . . . . .  89
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .  90
        Report of Independent Accountants  . . . . . . . . . . . . . . . 112
 9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . . . . 113

                                                  PART III

10. Directors and Executive Officers of the Registrant . . . . . . . . . 113
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 113
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . . . . 113
13. Certain Relationships and Related Transactions . . . . . . . . . . . 113

                                                   PART IV

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . 114
    Consents of Independent Accountants. . . . . . . . . . . . . . . . . 120
    Merger Agreement with Northern States Power Company. . . . . . . . . 122
      Index to Pro Forma Financial Statements. . . . . . . . . . . . . . 123
      Primergy Corporation Unaudited Pro Forma Combined
        Condensed Financial Information. . . . . . . . . . . . . . . . . 124
      Wisconsin Energy Company Unaudited Pro Forma Combined
        Condensed Financial Information. . . . . . . . . . . . . . . . . 129
    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 135

    EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . .EI-1

                                                        DEFINITIONS

Abbreviations and acronyms used in the text are defined below.

   Abbreviations and Acronyms               Term
   --------------------------               ----
   Act....................................  Price-Anderson Act
   AFUDC..................................  Allowance for Funds Used During Construction
   ALJ....................................  Administrative law judge
   Benefit Trusts.........................  Employees' Benefit Trusts used to fund a major portion of postretirement benefits
   Board..................................  Public Benefits Board
   BPMA...................................  Badger Power Marketing Authority
   BTU....................................  British Thermal Units
   Commonwealth Edison....................  Commonwealth Edison Company
   Concord................................  Concord Generating Station
   CPCN...................................  Certificate of Public Convenience and Necessity
   CWIP...................................  Construction work in progress
   D&D Fund...............................  Uranium Enrichment Decontamination and Decommissioning Fund
   DOE....................................  United States Department of Energy
   DOJ....................................  United States Department of Justice
   DSM....................................  Demand-side Management
   Dth....................................  Dekatherm
   ECAR...................................  East Central Area Reliability Council
   Edison Sault...........................  Edison Sault Electric Company
   EIS....................................  Environmental Impact Statement
   EMFs...................................  Electromagnetic Fields
   Energy Act.............................  Energy Policy Act of 1992
   EPA....................................  United States Environmental Protection Agency
   Equipment..............................  Kimberly Cogeneration Facility equipment
   ERIP...................................  Early Retirement Incentive Packages offered as part of Revitalization
   ERIP Supplement........................  Monthly income supplement provided by ERIP
   EWGs...................................  Exempt Wholesale Generators
   FASB...................................  Financial Accounting Standards Board
   FAS 87.................................  Statement of Financial Accounting Standards No. 87, Employers' Accounting
                                              for Pensions
   FAS 106................................  Statement of Financial Accounting Standards No. 106, Employers'
                                              Accounting for Postretirement Benefits Other Than Pensions
   FAS 121................................  Statement of Financial Accounting Standards No. 121, Accounting for the
                                              Impairment of Long-Lived Assets
   FAS 123................................  Statement of Financial Accounting Standards No. 123, Accounting for
                                              Stock-Based Compensation
   FERC...................................  Federal Energy Regulatory Commission
   FERC 636...............................  FERC Order 636; issued in 1993
   Fitch..................................  Fitch Investors Service Inc.
   Fund...................................  Nuclear Decommissioning Trust Fund
   GCRM...................................  Gas Cost Recovery Mechanism
   GRI....................................  Gas Research Institute
   IPP....................................  Independent Power Producer
   ISFSI..................................  Independent Spent Fuel Storage Installation
   ISO....................................  Independent System Operator
   ISO Order..............................  PSCW order setting forth principles for an acceptable ISO; issued in September
                                              1996
   LS Power...............................  LSP-Whitewater L.P.
   MAIN...................................  Mid-America Interconnected Network
   MAPP...................................  Mid-Continent Area Power Pool
   MCPP...................................  Milwaukee County Power Plant
   MDEQ...................................  Michigan Department of Environmental Quality
   MDNR...................................  Michigan Department of Natural Resources
   Merger Agreement.......................  Agreement and Plan of Merger with NSP
   MGP....................................  Manufactured Gas Plant
   Minergy................................  Minergy Corp.
   Mines..................................  Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan
   Moody's................................  Moody's Investors Service
   MPSC...................................  Michigan Public Service Commission
   MPUC...................................  Minnesota Public Utilities Commission
   MW.....................................  Megawatt
   Mwh....................................  Megawatt-hour
   NEIL...................................  Nuclear Electric Insurance Limited
   New NSP................................  NSP (after reincorporation in Wisconsin and related changes)
   NML....................................  Nuclear Mutual Limited
   NOV....................................  Notice of Violation
   NOX....................................  Nitrogen Oxide
   NRC....................................  United States Nuclear Regulatory Commission
   NSP....................................  Northern States Power Company, a Minnesota corporation
   NSP-WI.................................  Northern States Power Company, a Wisconsin corporation
   Oconto Electric........................  Oconto Electric Cooperative
   Paris..................................  Paris Generating Station
   PGA....................................  Purchased Gas Adjustment
   Plan...................................  Omnibus Stock Incentive Plan
   Point Beach............................  Point Beach Nuclear Plant
   Primergy...............................  Primergy Corporation
   Proposed FAS...........................  Proposed Statement of Financial Accounting Standards, Accounting for Certain
                                              Liabilities Related to Closure or Removal of Long-Lived Assets
   PRP....................................  Potentially Responsible Party
   PSCR...................................  Power Supply Cost Recovery
   PSCW...................................  Public Service Commission of Wisconsin
   PSCW Order.............................  May 1996 written order from the PSCW authorizing WE to continue loading storage casks with spent nuclear fuel
   PUHCA..................................  Public Utility Holding Company Act of 1935, as amended
   Ratio..................................  Conversion ratio of shares of WEC and NSP common stock into shares of
                                              Primergy common stock
   Repap..................................  Repap Wisconsin, Inc.
   Revitalization.........................  Reengineering and restructuring process implemented at WE in 1994 and 1995
   SARS...................................  Stock appreciation rights
   SEC....................................  Securities and Exchange Commission
   Settlement Offer.......................  Unilateral Settlement Offer of the Primergy Merger Applicants filed with the
                                              FERC in October 1996
   S&P....................................  Standard & Poor's Corporation
   SO2....................................  Sulfur Dioxide
   SP.....................................  Severance Packages offered as part of Revitalization
   Transaction............................  Proposed business combination involving WEC and NSP
   Trust..................................  Wisconsin Electric Fuel Trust (nuclear)
   UPPCo..................................  Upper Peninsula Power Company
   USEC...................................  U.S. Enrichment Corporation
   Waste Act..............................  Nuclear Waste Policy Act of 1982, as amended in 1987
   WDNR...................................  Wisconsin Department of Natural Resources
   WE or Wisconsin Electric...............  Wisconsin Electric Power Company
   WEC, Wisconsin Energy or the Company...  Wisconsin Energy Corporation
   WISPARK................................  WISPARK Corporation
   WISVEST................................  WISVEST Corporation
   WITECH.................................  WITECH Corporation
   WMI....................................  Waste Management, Inc.
   WN.....................................  Wisconsin Natural Gas Company
   WMIC...................................  Wisconsin Michigan Investment Corporation
   WP&L...................................  Wisconsin Power and Light Company
   WPPI...................................  Wisconsin Public Power Inc. SYSTEM
   WPS....................................  Wisconsin Public Service Corporation
   WS.....................................  Wisconsin Southern Gas Company, Inc. (acquired by WE on January 1, 1994)
   WSSA...................................  Wilderness Shores Settlement Agreement
   WUMS...................................  Wisconsin-Upper Michigan Systems
   Yankee Atomic..........................  Yankee Atomic Electric Company v. The United States
   Yellowcake.............................  Uranium Concentrates



                                                   PART I

ITEM 1.  BUSINESS

Wisconsin Energy Corporation ("WEC", "Wisconsin Energy" or the "Company") was incorporated in the State of Wisconsin in 1981 and became a holding company in 1986. WEC's principal subsidiary at December 31, 1996 was Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. WE was incorporated in the State of Wisconsin in 1896. The following discussion includes both WEC and WE unless otherwise stated. Effective January 1, 1996, WEC merged its wholly owned natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into WE to form a single combined utility subsidiary. Where applicable, references to WE include WN prior to the merger. WEC also has certain subsidiaries engaged in various non-utility businesses. The operations of WEC and its subsidiaries are conducted in the following four business segments.

Electric Operations: The WE electric operations generates, transmits, distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,300,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Gas Operations: The WE gas operations purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in three distinct service areas of about 2,800 square miles in Wisconsin: west and south of the City of Milwaukee, the Appleton area and the Prairie du Chien area. The gas service territory, which has an estimated population of over 1,100,000, is largely within WE's electric service area.

Steam Operations: The WE steam operations distributes and sells steam supplied by its Valley and Milwaukee County Power Plants to space heating and processing customers in the metropolitan Milwaukee area.

Non-Utility Operations: WEC's non-utility subsidiaries are devoted primarily to stimulating economic growth in the WE service area and to capitalizing on diversified investment opportunities for stockholders. For information on non-utility subsidiaries see Item 1. BUSINESS - "NON-UTILITY OPERATIONS."

For additional financial information about WEC's and WE's business segments, see "Note L - Information by Segments of Business" in WEC's and WE's NOTES TO FINANCIAL STATEMENTS (the "NOTES TO FINANCIAL STATEMENTS") in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cautionary Factors

When used in this document, "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the items described in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "CAUTIONARY FACTORS".


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

Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets.

Wisconsin Energy Company and New NSP will operate as the principal subsidiaries of Primergy. The headquarters of the two utilities will remain in their current locations, Wisconsin Energy Company's in Milwaukee and New NSP's in Minneapolis. Based upon December 31, 1996 statistics, Wisconsin Energy Company and New NSP will serve a total of approximately 2,384,000 electric customers and 806,000 natural gas customers, and their combined service territory will include portions of Minnesota, Wisconsin, North Dakota, South Dakota and the Upper Peninsula of Michigan.

The Merger Agreement provides that the Board of Directors of Primergy will, upon consummation of the Transaction, consist of twelve directors, divided into three classes, composed of six persons designated by NSP, including
James J. Howard, Chairman of the Board, President and Chief Executive Officer of NSP, and six persons designated by WEC, including Richard A. Abdoo, Chairman of the Board, President and Chief Executive Officer of WEC. At the effective time of the Transaction, Mr. Howard will become Chairman and Chief Executive Officer of Primergy, and Mr. Abdoo will become Vice Chairman, President and Chief Operating Officer of Primergy, pursuant to employment agreements to be entered into by Messrs. Howard and Abdoo with Primergy, which will become effective upon consummation of the Transaction. Pursuant to the employment agreements, Mr. Howard will serve as Chairman and Chief Executive Officer of Primergy from and after the effective time of the Transaction until the later of the date of the annual meeting of the shareholders of Primergy that occurs in 1998 and the last day of the sixteenth full month following the effective time of the Transaction, and thereafter will retire as Chief Executive Officer but will continue to serve as Chairman until the later of July 1, 2000, and two years after he ceases to be Chief Executive Officer.
Mr. Abdoo will serve as Vice Chairman, President and Chief Operating Officer of Primergy from and after the effective time of the Transaction until Mr. Howard ceases to be Chief Executive Officer, and thereafter will serve as Vice Chairman, President and Chief Executive Officer. Mr. Abdoo will assume the position of Chairman when Mr. Howard ceases to be Chairman.

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

The non-utility operations of WEC are presently conducted through seven active wholly-owned subsidiaries. The non-utility operations of NSP are conducted primarily through NRG Energy, Inc., Cenerprise, Inc. and Eloigne Company. Following the Transaction, it is anticipated that New NSP will transfer its non-utility businesses to Primergy and that such non-utility businesses of New NSP, along with the non-utility businesses of WEC, will be conducted through one or more subsidiaries of Primergy that are not subsidiaries of Wisconsin Energy Company or New NSP.

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

Although WEC and NSP are working to avoid divestitures, the SEC could require, as a condition to its approval of the Transaction, that Primergy divest of its gas utility and/or non-regulated operations within a reasonable time after the Transaction is consummated. Also, regulatory authorities may require the restructuring of electric transmission system operations or administration. For related discussions of potential transmission system restructuring, see
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and "Industry Restructuring and Competition". In addition, Wisconsin State law limits the total assets of non-utility affiliates of Primergy, which could affect the amount of non-utility operations. See Item 1. BUSINESS - "NON-UTILITY OPERATIONS - Non-Utility Restrictions" below.

Subject to the qualifications expressed below, WEC and NSP believe that synergies from the Transaction will generate substantial cost savings to Primergy, which would not be available absent the Transaction. Preliminary estimates by the managements of WEC and NSP indicate that the Transaction could result in potential net cost savings (that is, after taking into account the costs incurred to achieve such savings) of approximately $2 billion during the ten-year period following consummation of the Transaction. Achieved savings in costs are expected to inure to the benefit of both shareholders and customers. The treatment of the benefits and cost savings will depend on the results of regulatory proceedings in the various jurisdictions in which WEC and NSP operate their businesses.

The analyses employed in order to develop estimates of potential savings as a result of the Transaction were necessarily based upon various assumptions that involve judgements with respect to, among other things, future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of WEC and NSP. Accordingly, while WEC and NSP believe that such assumptions are reasonable for purposes of the development of estimates of potential savings, there can be no assurance that such assumptions will approximate actual experience or that such savings will be realized. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -"CAUTIONARY FACTORS - Business Combination Factors". The parties have proposed certain utility rate reductions and rate freezes in connection with the Transaction. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -"FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company".

The Merger Agreement is subject to various conditions including approval by all applicable regulatory authorities. The goal of WEC and NSP was to complete the Transaction by January 1, 1997. However, all necessary regulatory approvals were not obtained by the end of 1996 and, as a result, the Transaction was not completed in 1996. WEC and NSP continue to pursue approvals, without unacceptable conditions, to facilitate completion of the Transaction as soon as possible in 1997. Additional information related to merger conditions may be found in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company".

The future operations and financial position of WEC and WE will be significantly affected by the Transaction. Unaudited pro forma combined condensed financial information for Primergy and for Wisconsin Energy Company at December 31, 1996 and for each of the three years in the period ended December 31, 1996 is included in this report following Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. Additional information about the Transaction may be found in Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - "DIVIDEND POLICY OF PRIMERGY", in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -"FACTORS AFFECTING RESULTS OF
OPERATIONS - Merger Agreement with Northern States Power Company" and in "Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


PROPOSED ACQUISITION OF ESELCO, INC.

See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Electric and Gas Deliveries Outlook" for information concerning a letter of intent setting forth the preliminary terms of the potential acquisition of ESELCO, Inc. by WEC. ESELCO, Inc. is the parent company of Edison Sault Electric Company, an electric utility serving approximately 22,000 residential, commercial and industrial customers located in Michigan's eastern Upper Peninsula.


ELECTRIC UTILITY OPERATIONS

Electric Sales

WE is authorized to provide electric service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. WE also provides electric service in certain territories in the State of Michigan pursuant to franchises granted by municipalities and has minor electric sales in the State of Illinois as a result of customer choice pilot programs developed by the Illinois Commerce Commission.

Electric energy sales by WE in 1996, to all classes of customers, totaled approximately 27.6 billion kilowatt-hours, a 1.0% increase over 1995. There were 968,735 electric customers at December 31, 1996, an increase of 1.4% since December 31, 1995.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. WE, a summer peaking utility as a result of cooling load, reached a new all-time electric peak demand of 5,368 megawatts on July 31, 1995 during a period of unusually hot and humid weather. See "Sources of Electric Energy" in Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS" below for information about future estimated peak demands.

For further operating information by customer class, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Electric Revenues, Gross Margins and Sales".

Sales to Large Electric Customers: WE provides electric utility service to a diversified base of industrial customers. Major industries served by WE include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan ("Mines"), the two largest retail electric customers of WE, accounted for 4.5% and 4.1%, respectively, of total electric kilowatt-hour sales in 1996. Sales to the Mines were 3.2% higher in 1996 compared to 1995. In February 1996, the MPSC approved new power purchase agreements with the Mines which extend the term of the agreements by five years, through December 31, 2002. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Electric Revenues, Gross Margins and Sales" for additional information concerning the renegotiated contracts with the Mines.

Sales to Wholesale Customers: During 1996, WE sold wholesale electric energy to five municipally owned systems, three rural cooperatives, two municipal joint action agencies and one isolated system of an investor-owned utility in Wisconsin, Illinois, and the Upper Peninsula of Michigan as well as to over twenty-five other public utilities and power marketers under rates approved by the FERC. Total wholesale sales accounted for approximately 8.7% and 5.0% of total kilowatt-hour sales and total Electric Operating Revenues, respectively, in 1996 compared to 8.7% and 5.6% of total electric kilowatt-hour sales and total Electric Operating Revenues, respectively, in 1995.

In response to competition, WE renegotiated long-term power sales contracts with its municipal and rural electric cooperative wholesale customers during 1995 and 1996. The renegotiated contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. Upper Peninsula Power Company, an independent investor-owned utility ("UPPCo"), opted to obtain power supplies from another utility in place of its 8 megawatt ("MW") contract for its Iron River System. Oconto Electric Cooperative ("Oconto Electric"), a 16 MW customer, has decided to purchase its power requirements from other suppliers. The contracts with UPPCo and Oconto Electric will phase out between 1997 and 1998.

The renegotiated municipal and rural electric cooperative contracts include those with Wisconsin Public Power Inc. SYSTEM ("WPPI") and Badger Power Marketing Authority ("BPMA"). Sales to WPPI and BPMA, combined, accounted for approximately 36% of 1996 wholesale sales. Through 1996, WPPI had been reducing its purchases from WE subsequent to acquiring additional generation capacity. Sales to WPPI during 1994, 1995 and 1996 were approximately 725,000, 627,000 and 578,000 megawatt-hours ("Mwh"), respectively. With the renegotiated contract, WE currently does not expect further sales reductions to WPPI.

Wholesale sales to other utilities include sales to UPPCo under a 65 MW agreement which expires on December 31, 1997. Sales under this contract accounted for 21% of 1996 wholesale sales. WE expects to apply the 65 MW of capacity toward the electric energy needs of new customers and toward the overall increase in system supply needs anticipated by 1998.

WE's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1996, WE had 17 customers taking transmission service. For further information see Item 1. BUSINESS - "REGULATION" below.

In December 1995, WEC and NSP entered into a settlement agreement with certain municipal Wisconsin intervenors that ended the latters' participation in the FERC and state merger proceedings with respect to the Transaction. The settlement agreement, which provides for certain rate reductions on power sales and transmission services, was approved by the FERC in June 1996. For further information about the Merger Agreement with NSP, see Item 1.
BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY", Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and "Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Competition: The electric utility industry continues a trend towards restructuring and increased competition, driven by a combination of market forces, regulatory and legislative initiatives and technological changes. To date, competitive forces have been most prominent in the wholesale power market, but are expected to continue to develop in the electric retail markets. Currently, proposed federal legislation targets electric retail customer choice by the years 2000 through 2003. Present regulatory restructuring initiatives in various midwestern states target electric retail customer choice by the years 2000 through 2005. Also, there are pilot electric retail customer choice programs occurring in the States of Illinois and Michigan. While the Company cannot predict the ultimate timing or impact of a restructured electric industry, WE has been advocating restructuring of the electric utility industry and believes that, as a low-cost energy provider, it is well positioned to benefit from such changes. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition" for a description of competition issues and electric industry restructuring initiatives that are underway in regulatory jurisdictions where WE currently does business.

Energy Policy Act of 1992: In October 1992, the Energy Policy Act ("Energy Act") was signed into law. Passage of this law established open access to electric transmission systems thereby facilitating the entry of power producers and power marketers into the bulk power market. Notable among its provisions was the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of PUHCA, and the rights that the Energy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on WE since it has an had open access transmission tariff on file with the FERC since 1980.

Municipal utilities are approaching alternative suppliers in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. Independent power producers ("IPP") are also exploring cogeneration projects which would provide process steam to customers in WE's service territory and sell electricity to WE. Consequently, electric wholesale and large retail customers of WE or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice.

FERC Open Access Transmission Ruling: As a result of the Energy Act, the FERC issued in April 1996 two orders relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. On March 3, 1997, these orders were reaffirmed with little change by the FERC on rehearing. The ruling is intended to create a more competitive wholesale electric power market. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition" for additional information.

PSCW Electric Utility Investigation: See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition" for information regarding the Public Service Commission of Wisconsin's ("PSCW") investigation to introduce full retail competition in Wisconsin by the year 2001.

Revitalization: In response to increasing competitive pressures in the markets for electricity and natural gas, WE implemented, in 1994 and 1995, a revitalization process to increase efficiencies and improve customer service by reengineering and restructuring the organization ("Revitalization"). The new structures consolidated many business functions and simplified work processes. For additional information, see "Note K - Benefits Other Than Pensions" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENT AND SUPPLEMENTAL DATA.

Sources of Electric Energy

In 1996, WE's net generation amounted to approximately 27.4 billion kilowatt-hours. Generation was supplemented with approximately 1.8 billion kilowatt-hours purchased from neighboring utilities and, to a minor extent, from other sources. The dependable capability of WE's generating stations was 5,588 MW in August 1996 as more fully described in Item 2. PROPERTIES.

The table below indicates WE's sources of energy generation by fuel type for the year ended December 31.

==============================================================================
                              1994       1995       1996       1997*
                             ------     ------     ------     ------
          Coal                69.0%      70.3%      71.5%      78.3%
          Nuclear             29.0       26.9       25.4       16.7
          Hydro-electric       1.4        1.6        1.7        1.7
          Natural Gas          0.5        1.1        1.1        3.1
          Oil                  0.1        0.1        0.3        0.2
                             ------     ------     ------     ------
          Total              100.0%     100.0%     100.0%     100.0%
                             ======     ======     ======     ======
==============================================================================

* Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs. The estimated mix of generation in 1997 reflects the extended outages of Units 1 and 2 at Point Beach Nuclear Plant ("Point Beach"). See Item 1. BUSINESS - "ELECTRIC UTILITY
  OPERATIONS - Nuclear Generation" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" for discussion of matters related to Point Beach.

WE's average total fuel costs per million BTU's by fuel type for the year ended December 31 are shown below.

==============================================================================
                                      1994       1995       1996
                                     ------     ------     ------
             Coal                    $ 1.26     $ 1.28     $ 1.16
             Nuclear                   0.39       0.43       0.46
             Natural Gas               2.54       2.21       3.60
             Oil                       4.33       5.32       4.22
==============================================================================

WE anticipates additional power purchases during 1997 as a result of extended outages at Point Beach and the Oak Creek Power Plant. The cost of these additional power purchases are included in the fuel filing described in
Item 3. LEGAL PROCEEDINGS - "RATE MATTERS - Wisconsin Retail Jurisdiction".

PSCW Advance Plans: In December 1995, the PSCW approved WE's Advance Plan 7 filing (filed January 1994). In addition to specifying the expectations of conservation and load management programs, the plan indicates the need for additional peaking and intermediate load capacity during the 20-year planning period. WE does not anticipate needing additional base load generation until after 2010. For additional information regarding Advance Plans, see Item 1. BUSINESS - "REGULATION" below and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1997-2001".

In Advance Plan 7, WE estimated peak demand in the year 2005 to be about 5,270 megawatts excluding the requirements of WPPI, WE's largest municipal power agency customer. This estimate assumes, among other factors, moderate growth in the economy and normal weather. This estimate does not, however, reflect any potential modifications to the current regulatory environment or the effects of the Transaction. For additional information about WPPI, see
Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS - Electric Sales" above.

Investments in demand-side management ("DSM") programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. Investments in conservation related programs are likely to be shifted from utilities to a state run Public Benefits Board. For additional information about future DSM programs, see
Item 1. BUSINESS - "ENERGY EFFICIENCY" below.

The addition of new generating units requires approval of the PSCW following a two-stage bidding process, which could influence whether WE would construct such facilities or purchase the required power. The United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("WDNR") also must approve new generating units. All proposed generating facilities will meet or exceed the applicable federal and state environmental requirements. For further information regarding possible future capacity additions, see Item 1. BUSINESS - "REGULATION" below.

For information regarding estimated costs of WE's construction program for the five years ending December 31, 2001, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1997-2001." All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see "Note E - Allowance for Funds Used During Construction" in the NOTES TO FINANCIAL STATEMENTS in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Coal-Fired Generation

WE diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from the Uinta Region (Colorado), central Appalachia and western mines for the Presque Isle Power Plant in Michigan.

Following are the periods and annual tonnage amounts for WE's principal coal contracts.

==============================================================================
                   Contract Period              Annual Tonnage
                   ---------------              --------------

               Nov. 1987 to Dec. 1997               500,000 *
               Jan. 1980 to Dec. 2006             2,000,000
               Jul. 1983 to Dec. 2002             1,000,000
               Jan. 1992 to Dec. 2005             2,200,000
               Oct. 1992 to Sep. 2007               800,000
               Sep. 1994 to Aug. 1999               600,000
               Sep. 1995 to Dec. 1999               600,000
               Jan. 1996 to Dec. 1999               100,000
==============================================================================

* The contract can be extended if the total volume has not been purchased by the respective termination dates.

For information regarding emission restrictions, see Item 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" below.

Approximately 75% of WE's 1997 coal requirements are expected to be delivered by WE-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Colorado, Illinois, Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana and Wyoming coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. WE's 1997 coal requirements, projected to be 11.5 million tons, are 97% under contract. WE does not anticipate any problem in procuring its remaining 1997 requirements through short-term or spot purchases and inventory adjustments.

Pleasant Prairie Power Plant: All of the estimated 1997 coal requirements at this plant are presently covered by three long-term contracts.

Oak Creek Power Plant: All of the estimated 1997 coal requirements for this plant are covered by one long-term contract, and two medium-term contracts.

Presque Isle Power Plant: This plant has six generating units designed to burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are supplied by one long-term contract, one medium-term contract and one short-term contract, the annual volumes of which are anticipated to be adequate to cover coal requirements through 1997. Bituminous coal is generally purchased through one-year contracts from central Appalachia and under a five-year contract for the Colorado origin coal.

Edgewater 5 Generating Unit: Coal for this unit, in which WE has a 25% interest, is purchased by Wisconsin Power and Light Company, a non-affiliated investor owned utility, which is the majority owner of the facility.

Valley and Port Washington Power Plants: These plants are both supplied in 1997 by three short-term contracts.

Nuclear Generation

WE purchases uranium concentrates ("yellowcake") and contracts for its conversion, enrichment and fabrication. WE maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Uranium Requirements: WE requires approximately 400,000 pounds to 500,000 pounds of yellowcake on an annual basis for Point Beach. The supply is currently provided through one long-term contract, which provides approximately 80% to 100% of the annual requirements and one short-term contract, which supplies the remainder of the requirements through 1997. WE may exercise flexibilities available in these contracts and purchase certain quantities of uranium on the spot market, should the market conditions prove favorable. Negotiations for the supply of the quantity of uranium not covered by the long-term contract beyond 1997 will be ongoing during 1997.

Under a contract with Nuexco Trading Corporation, WE was to receive 200,000 pounds of uranium concentrates on specified delivery dates in 1995 at conversion facilities in the United States or Canada in exchange for the transfer to Nuexco of an identical quantity of concentrates held by WE at the conversion facilities of Comurhex in France. However, Nuexco is in default under the contract and has filed for bankruptcy law protection. Upon completion of review of various options available for use of the concentrates located at Comurhex, WE decided to sell this material. A sales contract was executed between WE and a uranium broker in December 1995, and the title to the material was transferred in January 1996.

Conversion: WE has a long-term contract with a producer of uranium conversion services to provide 100% of conversion requirements for the Point Beach reactors from 1996 through 1999. From 2000 through 2004, this same contract will provide 75% of annual conversion requirements. Negotiations for the supply of the additional 25% of the annual requirements are currently ongoing.

Enrichment: WE currently has two long-term contracts for the supply of enrichment services. The combination of the contracts provides for the required enrichment services for the Point Beach reactors through the year 2001. One of the contracts is a Utility Services Contract with the United States Department of Energy ("DOE"). The contract can provide enrichment services for the entire operating life of each unit. For a discussion of litigation involving the Utility Services Contract, see Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION". Responsibility for administering this contract and for enrichment services was transferred from the DOE to the U.S. Enrichment Corporation ("USEC") under the Energy Act.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license. During 1995, an agreement was reached between WE and Westinghouse to supply WE with a new fuel design beginning in the fall 1997. The 1995 agreement was modified in November 1996 due to delayed licensing of a new analysis method desired for the use of the new fuel design. Current plans now assume initial use of the new fuel design in fall 1998 or spring 1999. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

Spent Fuel Storage and Disposal: WE currently has the capacity to store certain amounts of spent nuclear fuel in the spent fuel pool at Point Beach. However, following completion of the fall 1996 Unit 2 refueling/steam generator replacement outage, WE no longer has the capacity to off-load a full core into the pool. In addition, WE is unable to predict when the DOE will actually begin accepting spent fuel from WE in accordance with its statutory obligations under the provisions of the Nuclear Waste Policy Act of 1982, as amended in 1987.

To respond to reduced pool storage capacity, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for dry storage of spent fuel at Point Beach and has loaded two storage casks with spent fuel and transferred to the ISFSI. In May 1996, WE halted cask loading following the ignition of hydrogen gas during loading of a third storage cask. Subject to agreement by the United States Nuclear Regulatory Commission ("NRC"), WE hopes to resume loading storage casks in the summer of 1997. Later in 1997, WE plans to file an application with the PSCW for approval to load by the year 2000 further storage casks in addition to the 12 that were previously approved. WE is also participating with a consortium of electric utilities to establish a private facility for interim storage of spent nuclear fuel. However, the availability of this private facility is uncertain at this time.

See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" and "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for matters related to the ISFSI and to spent fuel storage and disposal.

On March 20, 1996, the PSCW filed an appeal with the Wisconsin Court of Appeals of a December 22, 1995 decision by the Dane County Circuit Court vacating and remanding a February 13, 1995 order of the PSCW, which had granted WE authority to construct and operate the ISFSI. The circuit court decision, issued in an action commenced by intervenors in the PSCW proceeding regarding the ISFSI, was based primarily on the court's determination that the related Environmental Impact Statement ("EIS") prepared by the PSCW for the project was inadequate. The PSCW responded to the decision by issuing supplemental EIS's to address the alleged inadequacies and issued a written order in May 1996 ("PSCW Order") authorizing WE to continue loading casks. WE joined in support of the PSCW's appeal on the issues regarding the adequacy of the EIS. Oral arguments in the appeal were heard in February 1997. The matter is pending. See "Note F- Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for matters related to an intervenor petition, filed in Dane County Circuit Court in August 1996, for judicial review of the PSCW Order.

Point Beach Nuclear Plant: Point Beach provided 25.4% of WE's net generation in 1996. The plant has two generating units which had a combined dependable capability of 934 megawatts in August 1996 and which together constituted 16.7% of WE's dependable generating capability. The NRC licenses for Point Beach Units 1 and 2 expire October 5, 2010 and March 8, 2013, respectively.

As a result of degradation of tubes within the Unit 2 steam generators at Point Beach, WE completed replacement of the steam generators in January 1997. On January 3, 1997, the NRC sent a confirmatory action letter to WE, documenting NRC understanding of actions to be taken by WE prior to returning Unit 2 to service. Subject to approval by the NRC, WE expects to restart Unit 2 during the second quarter of 1997. Unit 1 was taken out of service in February 1997 due to equipment problems and will remain shut down until early summer 1997. This decision was made to allow Point Beach staff to focus on restarting Unit 2 and, secondarily, to allow Unit 1 to be in service during the summer peak demand period. WE will defer the 1997 Unit 1 refueling outage until the fall of 1997. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" and "Note F- Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional information.

In December 1996, WE paid the NRC $325,000 in civil penalties for performance deficiencies and violations of NRC requirements in various plant activities. In January 1997, the NRC informed WE of additional potential violations observed during a special inspection that could result in further civil penalties. Also, the NRC sent a letter on January 27, 1997 notifying WE of its assessment that Point Beach has experienced a recent declining trend in performance based upon these inspections and other ongoing regulatory interactions. WE has undertaken a comprehensive effort to address these issues and to take advantage of industry best practices to further strengthen performance at the plant. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" and "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional information related to these actions by the NRC.

Decommissioning Fund: Pursuant to a 1985 PSCW order, amended in 1994, WE provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund on December 31, 1996 to approximately $322 million. For additional information regarding decommissioning see "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Nuclear Plant Insurance: For information regarding matters pertaining to nuclear plant insurance, see "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Hydroelectric Generation

WE has eight licenses from the FERC for its hydroelectric generating facilities that expire during the period 1998 to 2001. The key issues concerning licensing of these eight projects will be covered by the Wilderness Shores Settlement Agreement ("WSSA"). The WSSA is the culmination of more than two years of negotiations, which began in July 1994, between WE and representatives of the WDNR, the Michigan Department of Environmental Quality ("MDEQ"), the Michigan Department of Natural Resources ("MDNR"), the U.S Fish and Wildlife Service, the Wisconsin Department of Administration, the National Park Service and two river/recreational organizations: the Michigan Hydro Relicensing Coalition and the River Alliance of Wisconsin. The WSSA assures continued profitable operation of WE's hydroelectric system in the Upper Menominee River Basin and the protection of associated land and water resources for the next 40 years. The WSSA was signed at a ceremony on February 10, 1997. The hydroelectric facilities covered by this agreement are the Big Quinnesec Falls, Kingsford, Michigamme Falls, Twin Falls, Lower Paint Dam, Peavy Falls, Hemlock Falls and Way Dam Projects, representing a total of
59.1 MW of installed capacity. Also as a result of the WSSA, the Sturgeon dam, a project with a 1993 license expiration, will be removed. The Sturgeon dam, with a total of 0.8 MW of installed capacity, was not relicensed due to plant economics.

Two licenses with 1993 expiration dates remain to be issued to WE representing a total of 15.8 MW of installed capacity. The Final EIS for the White Rapids and Chalk Hill Hydroelectric Projects was published by FERC in October of 1996, but licenses have not yet been issued. These two projects continue to operate under annual licenses.

An Environmental Assessment was published by FERC for the Weyauwega Project in December 1996. A draft Environmental Assessment was published for Oconto Falls in October 1996. Neither Oconto Falls nor Weyauwega, with a total of
1.9 MW of installed capacity, are being relicensed by WE due to plant economics.

Hydroelectric facilities provided approximately 1.7% of WE's total energy generation in 1996.

Natural Gas-Fired Generation

The Concord and Paris Combustion Turbine Power Plants ("Concord" and "Paris", respectively) and the Oak Creek combustion turbine use natural gas as their primary fuel, with Number 2 fuel oil as backup. Natural gas for the Oak Creek gas turbines is purchased directly from the WE gas operations at tariff rates. Gas for Concord and Paris is purchased on the spot market - from gas marketers and/or producers - and delivered on the WE gas operations' local distribution system.

A balancing and storage agreement with ANR Pipeline facilitates the variable gas usage pattern of Concord and Paris.

Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek, and Valley Power Plants is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utilities then transport WE's gas to each plant under interruptible tariffs. The WE gas operations is the distribution utility for Pleasant Prairie and Oak Creek. Wisconsin Gas Company, a non-affiliated company, is the distribution utility for the Valley Power Plant.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Point Beach, Germantown and Port Washington Power Plants. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant and as backup for ignition for Pleasant Prairie Power Plant and as a backup fuel for the natural gas-fired gas turbines, as discussed above. Fuel oil requirements are purchased under partnering agreements with suppliers that assist WE with inventory tracking and oil market price trends.

LS Power Generation Facility

In accordance with a PSCW order issued in November 1993, after completing a capacity-related competitive bidding process, WE signed a long-term agreement to purchase the electricity that would be generated from a 215 megawatt cogeneration facility currently under construction by an unaffiliated IPP, LSP-Whitewater L.P. ("LS Power"). The agreement is contingent upon the facility being completed and placed into operation. Plant construction is currently on schedule to meet the planned start-up date of June 1, 1997. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - LS Power Generation Facility" and "Note M - Commitments and Contingencies" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Interconnections with Other Utilities

WE's system is interconnected at various locations with the systems of Madison Gas and Electric Company, Wisconsin Power and Light Company ("WP&L"), Wisconsin Public Service Corporation, Commonwealth Edison Company
("Commonwealth Edison"), NSP and UPPCo. These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

WE is a member of Wisconsin-Upper Michigan Systems ("WUMS"), a coordinating group which includes four other electric companies in Wisconsin and Upper Michigan. WUMS, in turn, is a member of Mid-America Interconnected Network ("MAIN"), which is one of ten regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

In March 1994, WE executed a transmission service agreement with Commonwealth Edison that allows WE to purchase energy from all points south and east as well as west of Chicago including suppliers from southern Illinois, Indiana and Iowa, using the Commonwealth Edison transmission system to import such energy into Wisconsin.

A transmission service agreement has been executed to allow WE to reserve capacity and import energy from members of the Mid-Continent Area Power Pool ("MAPP"), a group consisting of electric utilities generally located west of Wisconsin including NSP. Considerable non-firm energy is expected to be purchased from MAPP members over the next several years.

In February 1996, WE and five other Midwest utilities announced that they had agreed to pursue the development of an independent organization, the Midwest Independent System Operator ("ISO"), which would be responsible for ensuring nondiscriminatory open transmission access and the planning and security of the combined bulk transmission systems of the utilities. The group has grown to include twenty-five utilities. The other transmission owners of the East Central Area Reliability Council ("ECAR") and MAIN have participated in the development of the Midwest ISO. Plans for the Midwest ISO are expected to be filed with the FERC in late 1997 and would be implemented in stages after approval. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS
- Industry Restructuring and Competition" for additional information about ISO matters. Also, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS
- Merger Agreement with Northern States Power Company" for information concerning an ISO that WEC and NSP proposed with regulators during merger application hearings. See Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" above for information about a proposed interchange agreement between Wisconsin Energy Company and New NSP that will become effective with consummation of the Transaction.


GAS UTILITY OPERATIONS

Mergers

Wisconsin Natural Gas Company: On January 1, 1996, WEC merged its natural gas utility subsidiary, WN, into WE to form a single combined utility subsidiary. In 1995, WE and WN obtained approval of the merger by the PSCW as well as consent of the Michigan Public Service Commission ("MPSC") for WE to assume WN's liabilities. The merger, approved by the stockholders of WE in December 1994, is expected to improve customer service and reduce future operating costs. Where applicable, references to WE include WN prior to the merger.

Wisconsin Southern Gas Company, Inc.: Effective January 1, 1994, WEC acquired all of the outstanding common stock of Wisconsin Southern Gas Company, Inc. ("WS") through a statutory merger of WS into WN, in which all of WS's common stock was converted into common stock of WEC. WS was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in a section of southeastern Wisconsin which was contiguous to WN's service territory.

Gas Sales

WE is authorized to provide gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Total gas therms delivered by WE, including customer-owned transported gas, were approximately 937 million therms in 1996, a 5.7% increase compared to 1995. WE transports gas for its customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 31% of total therms delivered during 1996, 32% of total therms delivered during 1995 and 30% during 1994. There were 367,275 natural gas customers at December 31, 1996, an increase of approximately 2.9% since December 31, 1995.

WE's maximum daily send-out in 1996 was 655,280 Dths. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of gas fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

For further operating information by customer class, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS - Gas Revenues, Gross Margins and Therm Deliveries".

WE's gas operations delivers natural gas to Concord and Paris as well as Oak Creek Power Plant. Deliveries to these power plants are at rates approved by the PSCW. See Item 1. BUSINESS -"ELECTRIC UTILITY OPERATIONS - Natural Gas-Fired Generation" above.

In 1995, the PSCW issued WE a certificate for construction of a gas pipeline to provide gas transportation service to LS Power's proposed Whitewater cogeneration facility. For additional information, see Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS - LS Power Generation Facility" above.

For further information concerning plans filed by WE in 1996 with the PSCW to expand natural gas service to more than 4,800 potential customers in northeastern Wisconsin, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Electric Sales and Gas Deliveries Outlook".

Sales to Large Gas Customers: WE provides gas utility service to a diversified base of industrial customers, largely within the service territory of the electric utility. Major industries served by WE's gas operations includes the paper industry, the food products industry and the fabricated metal products industry. During 1996, WE's electric operations was the largest gas customer using 3.5% of total therm deliveries. No single retail customer of the gas utility accounted for more than 1.9% of total gas therms sold and transported in 1996.

Competition: Competition in the natural gas industry is increasing, driven by a combination of market forces and regulatory initiatives. Natural gas companies are now operating in a competitive environment at the wholesale level, and regulators in Wisconsin are evaluating a competitive environment at the retail level.

FERC Order 636: In 1993, FERC Order 636 ("FERC 636") went into effect, unbundling the interstate pipeline services. Prior to FERC 636, the WE gas operations purchased gas, transportation and storage services from the pipeline companies and supplied all customers in its service territory. Following FERC 636, WE buys gas directly from suppliers and arranges for its own transportation and storage. Also under FERC 636, gas customers have the option to purchase, transport and store their own gas directly from suppliers and pipeline companies, respectively. WE transports customer-owned gas at tariff rates for customers who arrange for their own gas supply. See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS - FERC Order 636 Transition Costs" for related information.

PSCW Natural Gas Utility Industry Investigation: During 1996, the PSCW continued a generic investigation of the natural gas industry in Wisconsin to address the extent to which traditional regulation should be replaced with a different approach. For additional information regarding the PSCW natural gas utility industry investigation and a related review of the current purchased gas adjustment ("PGA") mechanism, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition".

Gas Supply

The WE gas operations has entered into more than 45 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which WE can exercise to manage the risk of substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

The use of storage increases the load factor of supply contracts and allows WE to take advantage of seasonal price differentials. The WE gas operations has five firm gas storage agreements with pipelines that allow daily withdrawals of 310,363 Dths and an annual capacity of 18.5 million Dths. The initial terms of these contracts vary with the last one expiring in March 2004. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to the WE gas operations in the pre-FERC 636 environment. Gas stored at these facilities is purchased by WE from a number of suppliers.

WE has 14 transportation contracts, the last of which expires in 2004, that it uses to meet daily customer requirements and to inject and withdraw from gas storage. In each case, subject to certain provisions, the WE gas operations can extend the terms of these contracts at the time the agreements would otherwise expire.

WE also has three contracts for salt dome storage that provide seasonal gas supply backup in the event of well freeze-off or other loss of supply.


STEAM UTILITY OPERATIONS

WE operates a district steam system in Downtown Milwaukee and the near southside of Downtown Milwaukee. Steam is supplied to the system from WE's Valley Power Plant, a coal-fired cogeneration facility. In November 1996, WE acquired from Milwaukee County the steam production and distribution facilities of the Milwaukee County Power Plant ("MCPP") located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. WE is also operating these facilities as part of its current steam utility operations. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Investing Activities" for further information concerning the acquisition of the MCPP.

Annual sales of steam fluctuate from year to year based on system growth and variations in normalized weather conditions. Steam sales in 1996 were 2.7 billion pounds of steam as compared to 2.5 billion pounds sold in 1995, an increase of 8.0%. At December 31, 1996, steam was used by approximately 500 customers for processing, space heating, domestic hot water and humidification.


NON-UTILITY OPERATIONS

See "Note L - Information By Segments of Business" in WEC's NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information concerning Non-Utility net income and net identifiable assets.

Non-Utility Subsidiaries

WEC's non-utility subsidiaries include:

WISPARK Corporation: WISPARK Corporation ("WISPARK") develops and invests in real estate projects within WE's service territories. WISPARK is currently developing several industrial/business parks in southeastern Wisconsin. WISPARK's primary development is LakeView Corporate Park, a 1,439 acre business park located near Kenosha, Wisconsin. WISPARK has developed over 550 acres for a total of 52 companies in LakeView during its first eight years. WISPARK is also developing another business park in the City of Kenosha in addition to business parks in Pewaukee and New Berlin (Waukesha County), Yorkville (Racine County) and Milwaukee, Wisconsin. A WISPARK subsidiary, Syndesis Development Corporation, has developed Gaslight Pointe, a residential complex, also featuring a hotel and restaurant, on 12 acres along the Lake Michigan waterfront in Racine, Wisconsin.

WITECH Corporation: WITECH Corporation ("WITECH") is a venture capital company operating in Wisconsin and the Upper Peninsula of Michigan. At December 31, 1996, WITECH had investments in 16 companies and 3 funds totaling more than $41 million. The companies include, among others, an operator of a nationwide data communications network for the agriculture industry, a specialty printing firm and a manufacturer of motor drives.

Wisconsin Michigan Investment Corporation: Wisconsin Michigan Investment Corporation ("WMIC") engages in investing and financing activities. Activities include advances to affiliated companies and investments in financial instruments and in partnerships developing low- and moderate-income housing projects. Other investments may be made from time to time. WMIC's subsidiary, WMF Corp., engages in financing activities; any funds obtained by WMF Corp. through financing arrangements are advanced to WMIC.

Badger Service Company: Badger Service Company holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques; however, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.

Minergy Corp.: Minergy Corp. ("Minergy"), formerly a subsidiary of WITECH, is engaged in the business of developing and marketing proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products. Minergy is building a $45 million facility in Neenah, Wisconsin that will recycle paper sludge from area paper mills into two usable and salable products: glass aggregate and steam. The plant will also provide substantial environmental and economic benefits to the area by providing a beneficial alternative to landfilling paper sludge. For additional information concerning the Minergy glass aggregate plant, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Investing Activities".

Minergy Netherlands, Inc., a subsidiary of Minergy, has entered into a joint venture which owns and operates a by-product utilization plant in the Netherlands.

WISVEST Corporation:  WISVEST Corporation ("WISVEST") invests in energy-
related entities.   In November 1996, WISVEST acquired and began managing the
chilled water production and distribution facilities of the MCPP located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. WISVEST is also an investor in other energy-related entities such as a strategic energy management services company with a focus on natural gas management, a natural gas marketer and a company which markets an advanced energy information system which allows utilities to communicate directly with customers. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Investing Activities" for further information concerning the acquisition of the MCPP.

Custometrics, LLC: Custometrics, LLC is a company which provides consulting and systems solutions primarily relating to billing, sales management and customer service across the energy services industry.

Non-Utility Restrictions

WEC is subject to certain restrictions which limit diversification in non-utility activities. Under Wisconsin law, the sum of the assets of all non-utility affiliates in a holding company system of any holding company formed on or after November 28, 1985, may not exceed the sum of the following:

* 25% of the assets of all public utility affiliates in the holding company system engaged in the generation, transmission or distribution of electric power;

* A percentage of the assets, as determined by the PSCW, which may be more, but may not be less, than 25% of all public utility affiliates in the holding company system engaged in providing utility service other than the generation, transmission or distribution of electric power; and

* For any public utility affiliate which is in the holding company system and which engages in the provision of more than one type of utility service, a percentage of assets equal to the amount of the public utility affiliate's assets devoted to public utility service, other than the generation, transmission and distribution of electric power, multiplied by a percentage, as determined by the PSCW, which may be more, but may not be less, than 25%, plus 25% of all remaining assets of the public utility affiliate.


REGULATION

WE is subject to the regulation of the PSCW as to retail electric, gas and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. WE is also subject to the regulation of the MPSC as to the various matters associated with retail electric service in Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. WE, with respect to hydro-electric facilities, wholesale power service, electric transmission, gas transportation and accounting, is subject to FERC regulation. Operation and construction relating to WE's Point Beach facilities are subject to regulation by the NRC. WE's operations are also subject to regulations of the EPA, the WDNR, the MDNR and the MDEQ.

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. Rate orders have consistently included provisions for substantial conservation programs initiated by WE. For additional information, see "Note A - Summary of Significant Accounting Policies" in the NOTES TO FINANCIAL STATEMENTS in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

For additional information regarding Advance Plans, see Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS - Sources of Electric Energy" above and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1997-2001".

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in Wisconsin. The two-stage process established by the PSCW consists of: (1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects; and (2) the conventional Certificate of Public Convenience and Necessity ("CPCN") procedure for the winner or winners. In the first quarter of 1997, the PSCW extended this to include repowering or upgrades of existing generation in excess of 12 MW.


RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Rates and Regulatory Matters" for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel, purchased power and gas purchased for resale.


ENERGY EFFICIENCY

Utility involvement in energy efficiency is an area which continues to see significant change. The PSCW is beginning to move responsibility for energy efficiency from utilities to competitive market forces. In WE's rate order in docket 6630-UR-109 dated February 13, 1997, the PSCW eliminated WE electric and natural gas energy efficiency goals for WE's largest customers, and removed the dollars associated with obtaining these goals from WE rates. Energy efficiency goals continue for residential, small commercial and industrial and low income customers. WE is required to file a two-year transition plan with the PSCW showing how it will move the accomplishment of small customer energy efficiency goals from WE to non-utility providers.
While plans for 1997 have not been finalized, generally WE plans to contract more of the work to third parties to meet these goals.

WE supports the move away from mandated utility energy efficiency goals by the PSCW. WE will continue to provide its customers information on the efficient use of electricity and natural gas; however, as ordered by the PSCW, WE will move the accomplishment of the energy efficiency regulatory goals from the utility to non-utility providers.

In a related matter, the PSCW is investigating the formation of a Public Benefits Board ("Board"). Such a Board would be set up through legislative action. Among other things, the Board would have responsibility to undertake efforts to help develop the competitive market for energy efficiency in the state of Wisconsin. As utilities move away from being responsible for the accomplishment of energy efficiency goals, the Board would take over some of these responsibilities. Eventually such efforts would completely transition to the competitive marketplace. Current PSCW plans contemplate such a Board functioning by 1999.

WE will continue to offer programs which provide customers the incentive to satisfy their energy needs at times when WE facilities are less utilized. Interruptible and curtailable rates, along with an energy cooperative-managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of central air conditioners is offered to most residential customers. Time-of-use rates continue to be available to most customers. Real-time pricing programs are also being offered to some customers.


ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by WE of approximately $15.7 million in 1996. Expenditures incurred during 1996 included costs associated with the installation of pollution abatement facilities at WE's power plants. Such expenditures are budgeted at approximately $8.3 million for 1997.

Operation, maintenance and depreciation expenses of WE's fly ash removal equipment and other environmental protection systems are estimated to have been $32 million in 1996. Other environmental costs, primarily for environmental studies, amounted to $200,000 in 1996.

Solid Waste Landfills

WE provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Muskego Sanitary Landfill: In 1992, WE was informed by the EPA that it was included in a group of approximately 50 potentially responsible parties ("PRP") against which the EPA would issue an order requiring that the PRPs clean up the Muskego Sanitary Landfill (located in Southeastern Waukesha County, Wisconsin). On January 14, 1993, WE notified EPA that it was proceeding, with other PRPs, to comply with an order. The first step toward remediation has been identified, with the WE portion of the $16.8 million effort amounting to $115,000 (paid in 1994). Remedial actions for the second step, Groundwater Operable Unit Remedy, have been selected. WE has been identified as one of the small waste contributors required to contribute to the groundwater cleanup. Settlement on the groundwater issue was reached in 1996 and WE paid approximately $80,000 for its portion, which should close out future involvement at this site.

Maxey Flats Nuclear Disposal Site: In 1986, WE was advised by EPA that it is one of a number of PRPs for cleanup at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by WE was significantly less than one percent of the total. Under the terms of a consent decree agreed to by all parties, WE was to pay the amount of approximately $164,000 (minus a small credit for an amount previously paid) as its share of the settlement fund for site cleanup costs. This settlement was to be completed in 1995, but was delayed by a lawsuit filed by the unions concerning the amount of work on the cleanup to be done by union labor. The De Minimis Consent Decree was entered by the Court on April 18, 1996 and WE paid approximately $163,000 in 1996, closing out future involvement at this site.

Manistique River/Harbor Area: WE received a request for information or PRP letter from EPA on March 12, 1993. The letter states that the river/harbor has PCB contamination. EPA has requested information regarding company PCB and oil filled equipment management in the Manistique River drainage basin.
WE responded to this request on April 22, 1993. An additional information request from EPA was responded to on January 4, 1995. WE has no reason to believe that the company is responsible in total or in part for the PCB contamination in the Manistique River/Harbor area. WE has learned through newspaper articles that the EPA announced a preliminary plan to dredge most of the PCB contaminated sediments, with some limited capping along the breakwater. EPA has signed a settlement agreement with two identified PRPs, Manistique Papers and Edison Sault. This does not foreclose EPA from taking action against WE for some of the remediation cost, although WE has not heard anything from EPA regarding this site since 1995.

Marina Cliffs Barrel Dump Site: WE received a special notice letter and information request on March 25, 1994 from the WDNR. The letter described a release of hazardous substances at a former barrel reclamation facility and landfill site, and requested information on any business dealings WE may have had with this former operation. This request for information was responded to on April 26, 1994. An additional request for information, PRP letter, was received on March 24, 1995. This request was responded to by WE in April, 1995. Since that time a number of follow-up contacts have been made with EPA. WE has no reason to believe that it is responsible for the contamination problems at this site, but the EPA has identified WE as a De Minimis Party. The EPA has undertaken remediation activities at the site. The first phase of such remediation has been substantially completed. WE is participating in negotiations for a buyout through a group of parties which sent only empty barrels to the site for reconditioning.

Lenz Oil: A request for information or PRP letter was received from EPA on March 25, 1994. WS was identified as a PRP because of used oil sent to the Lenz Oil facility located in Lemont, Illinois. WS was acquired by WEC on January 1, 1994. A response was filed with EPA. No known cleanup schedule has been set or remediation costs identified. WE has not been contacted by EPA regarding this site since 1994.

Boundary Road Landfill: WE was contacted by Waste Management, Inc. ("WMI") in October 1995, requesting participation in the cleanup of their former landfill. The landfill, located in the Village of Menomonee Falls, Wisconsin, is under Superfund litigation. WMI is alleging that waste from some of WE's service centers was disposed at this site and is now contributing to the environmental problems at the site. WE met with WMI representatives on February 12, 1996 to discuss the situation. WE received a letter from WMI's attorneys requesting that WE contribute $650,000 to the site cleanup. Negotiations between WMI and WE are continuing.

Lake Geneva Service Center: The property, in Lake Geneva, Wisconsin, was acquired as part of the acquisition of WS. WS had identified a groundwater problem reportedly caused by past disposal practices. In 1995, the extent of contamination was defined, and a remediation system was designed and installed. Approximately $200,000 was spent in 1995 and $33,000 in 1996. Remaining remediation costs are estimated to be approximately $50,000.

ETSM Property/City of West Allis: See Item 3. LEGAL PROCEEDINGS - "ENVIRONMENTAL MATTERS" for information concerning iron cyanide-bearing wastes found at two sites in West Allis, Wisconsin.

Ash Landfills

WE aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. However, ash materials have been, and to some degree continue to be, disposed of in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where WE has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. These costs are included in the environmental operating and maintenance costs for WE. Sites currently undergoing remediation include:

Presque Isle Landfill: WE entered into a consent order with the MDEQ regarding conditions existing at an ash landfill site acquired by WE when it purchased the Presque Isle Power Plant in 1988. WE's groundwater monitoring program at the site detected elevated levels of certain substances at the oldest portion of the landfill. WE has reconstructed, closed and capped the landfill to prevent further leachate from entering the groundwater at an approximate cost of $2.6 million. A Remedial Action Plan was submitted to the MDEQ in 1995 that includes limited groundwater monitoring to further document the improvement in groundwater quality that has occurred at the site. The cost to implement the Remedial Action Plan is estimated to not exceed $100,000.

Highway 59 Landfill: In 1989, a sulfate plume was detected in the groundwater beneath a WE-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the WDNR, WE initiated a five-year expanded monitoring program. In response to a request from the WDNR, WE prepared an environmental contamination assessment of the landfill and submitted the report to the WDNR in July 1995. WE believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.

West Avenue Landfill: WE has recently been informed by the City of Waukesha that WE has been identified as a "responsible party" at a former City of Waukesha landfill which the City will be remediating under Wisconsin state law. The City has further indicated it intends to invoke a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and cost sharing for the remediation. Negotiations under the statutory procedure have not yet commenced.

Manufactured Gas Plant Sites

WE is reviewing and addressing environmental conditions at a number of former manufactured gas plant ("MGP") sites. See "Note M - Commitments and Contingencies" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional information.

Air Quality

Acid Rain Legislation: In 1986, the Wisconsin Legislature passed legislation establishing new sulfur dioxide ("SO2") limitations applicable to Wisconsin's five major electric utilities, including WE. The law required each of the five major electric utilities to meet a 1.20 lb SO2 per million BTU corporate average annual emission rate limit beginning in 1993.

WE meets the SO2 limitations under Wisconsin's acid rain law through the use of low-sulfur coal at certain power plant units. Some changes to existing power plant equipment were made to accommodate the use of low-sulfur coals.

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. Most significant to the country's electric utility companies are the "acid rain" provisions of the amendments which are scheduled to limit SO2 and nitrogen oxide ("NOX") emissions in phases. Phase I became effective in 1995 and Phase II will take effect in 2000. Phase I requirements had minimal impact on the Company because of actions taken to meet the above-mentioned Wisconsin acid rain law. Phase II requirements, together with separate ozone nonattainment provisions of the Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which is not expected to materially impact rates. Since regulations by the EPA on NOx reductions needed to address the ozone nonattainment problem are not yet final, the rate impact is subject to change and will be reevaluated as needed.

For additional information regarding the impact of the Clean Air Act Amendments, including estimates of the cost of compliance, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Environmental Matters".

Port Washington Power Plant NOV: On December 6, 1995, the WDNR issued a Notice of Violation ("NOV") to WE regarding emissions of SO2 from Units 1 and 4 of the Port Washington Power Plant. The EPA issued a NOV in March 1996 regarding the same matter. After discussions between the EPA and WE, the EPA deferred any enforcement actions to the State of Wisconsin. The WDNR referred the matter to the Wisconsin Department of Justice. The matter was resolved in March 1997 through payment of a forfeiture in the amount of $76,000.

OTHER

Research and Development: Research and development expenditures by WE amounted to $5,667,000 in 1996, $7,460,000 in 1995 and $8,829,000 in 1994.
Such expenditures were primarily for improvement of service and abatement of air and water pollution. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations. Included in the foregoing amounts, the WE gas operations paid $1,045,000 in 1996, $1,033,000 in 1995 and $766,000 in 1994
for support of the Gas Research Institute ("GRI"). The GRI surcharge, currently assessed on all gas deliveries, is calculated on pipeline utilization.

Employees: At December 31, 1996, the following number of individuals were employed by WEC and its subsidiaries.

==============================================================================
                                 Full Time     Part Time       Total
                                 ---------     ---------     ---------

       Utility (WE)                 4,369           102         4,471
       Non-Utility                     32             1            33
                                 ---------     ---------     ---------
       Total Employees (WEC)        4,401           103         4,504
                                 =========     =========     =========
==============================================================================



ITEM 2.  PROPERTIES

WE owns the following generating stations with 1996 capabilities as indicated.

==============================================================================
                                                            Dependable
                                         No. of            Capability In
                                       Generating          Megawatts (1)
                                        Units at     -----------------------
                                        December      August        December
 Name                       Fuel          1996         1996           1996
 ----                       ----       ----------    --------       --------
 Steam Plants
      Point Beach           Nuclear         2            934             944
      Oak Creek             Coal            4          1,135           1,139
      Presque Isle (2)      Coal            9            617             617
      Pleasant Prairie      Coal            2          1,200           1,210
      Port Washington       Coal            4            326             327
      Valley                Coal            2            267             227
      Edgewater (3)         Coal            1             96              96
      Milwaukee County (4)  Coal            3              9               9
                                           --          -----           -----
 Total Steam Plants                        27          4,584           4,569
 Hydro Plants (16 in number)               38             71              73
 Germantown Combustion
  Turbines                  Oil             4            212             252
 Concord Combustion
  Turbines                  Gas/Oil         4            332             376
 Paris Combustion
  Turbines                  Gas/Oil         4            332             376
 Other Combustion
  Turbines & Diesel         Gas/Oil         4             57              73
                                           --          -----           -----
 Total System                              81          5,588           5,719
                                           ==          =====           =====
==============================================================================

(1) Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(2) WE has notified UPPCo, a non-affiliated utility which currently staffs and operates the Presque Isle Power Plant, that it will not extend an existing operating agreement when the agreement expires on December 31, 1997.

(3) WE has a 25% interest in Edgewater 5 Generating Unit, which is operated by WP&L, a non-affiliated utility.

(4) Milwaukee County Power Plant electric facilities were acquired by WE in December 1995.

At December 31, 1996, the electric transmission and distribution system had 2,834 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,678 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1996, WE was operating 21,972 pole miles of overhead distribution lines and 15,031 miles of underground distribution cable, as well as 354 distribution substations and 225,958 line transformers.

As of December 31, 1996, the gas distribution system includes approximately 7,109 miles of mains connected at 18 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America and Northern Natural Pipeline Company. WE has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dths per day. WE also has propane tanks for peaking purposes. These tanks will provide approximately 7,000 Dths of supply to the system.

At December 31, 1996, the combined steam systems consist of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

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

WISVEST owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin.

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

ETSM Property/City of West Allis: Iron cyanide-bearing wastes, believed to be process wastes from a former MGP were found at two sites in West Allis, Wisconsin. One site is on property formerly owned by Kearney and Trecker, which was sold to others (including WE) prior to the discovery of wastes, and the other is the "Greenfield Avenue" site, owned by the City of West Allis. Several years ago, materials were removed from the "Kearney & Trecker" site, with WE and the other current owners paying for disposal of materials found on their respective portions of the site. Iron cyanide bearing wastes still remain on the "Greenfield Avenue" site.

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against WEC, alleging that WEC was responsible for the deposition of the material and liable to the plaintiffs. Investigations into the potential source of the waste lead WEC to believe that it is not the source of this waste nor did WEC place the material at these sites for others. The actual source of this material may be determined by the plaintiffs through their continuing investigative efforts.

WE has been named a defendant in a second action relating to the waste material at the Kearney and Trecker site. That action is a contract action brought by an environmental remediation contractor for payment for investigative work for Giddings and Lewis. Giddings and Lewis counterclaimed because of the nondiscovery of the material. The contractor has joined WE on a contribution theory.

See Item 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE", which is incorporated by reference herein, for a discussion of matters related to certain solid waste and ash landfills, MGP sites, and air quality.


RATE MATTERS

Wisconsin Retail Jurisdiction

1997 Test Year: In an order dated February 13, 1997, the PSCW directed WE to implement rate decreases for Wisconsin retail electric and gas customers of $7.4 million or 0.6% and $6.4 million or 2.0%, respectively, on an annualized basis, and a steam rate increase of $0.1 million or 0.5% on an annualized basis. The order is effective February 18, 1997 and is based on a regulatory return on common equity of 11.8%, up from 11.3% authorized since January 1, 1996. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP. For additional information regarding the merger of WEC and NSP, see Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY", Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and "Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1996 Test Year: In a letter order dated September 11, 1995, the PSCW directed WE to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33.4 million or 2.8%, $8.3 million or 2.6% and $0.8 million or 5.1%, respectively, on an annualized basis effective January 1, 1996. The decrease was based upon a regulatory return on common equity of 11.3%, down from 12.3% authorized since 1993.

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

Due to extended outages at Point Beach and the Oak Creek Power Plant, WE has incurred and will continue to incur increased fuel costs beyond those reflected in its electric rates. In February 1997, WE filed with the PSCW a request for an increase in its electric rates to cover the increased fuel costs. The filing was made under the PSCW special rules governing fuel cost increases. Under these rules, a utility may, if allowed by the PSCW, recover a portion of the fuel cost increase. The projected fuel cost increase for WE is estimated at about $67 million of which $53 million is allocated to the Wisconsin jurisdiction. The portion of the $53 million which WE may be allowed to recover could depend upon the timing and nature of the PSCW order. It is expected that WE's rate increase request will be contested.

In the long-term, WE believes that it has the ability to maintain low fuel costs through efficient management of its power supply system and fuel procurement practices.

Purchased Gas Adjustment Tariffs: Sales of natural gas are subject to adjustment tariffs designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition" for proposed changes to the PGA tariffs as part of the PSCW's natural gas utility industry investigation.

Wholesale Electric Jurisdiction

Fuel and Purchased Power Adjustment Tariffs: Some customers served under WE's wholesale rates are subject to an automatic fuel adjustment provision to reflect varying fuel and purchased power costs.

Michigan Retail Electric Jurisdiction

1996 Test Year: Effective January 1, 1996, the MPSC authorized an annualized rate decrease of $1.1 million or 3.3% for WE's non-mine retail electric customers. Excluding sales to the Mines, which are separately regulated by the MPSC, retail electric sales in Michigan account for approximately 4.6% of WE's total kilowatt-hour sales.

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

FERC Order 636 Transition Costs

As a result of FERC 636, pipeline companies are no longer in the merchant business and are billing transition costs, such as gas supply realignment and stranded capacity costs, to their customers. The net remaining transition costs to be billed to WE are currently estimated to be up to $2.0 million per year through 2008. The PSCW is allowing local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism.

For additional information concerning rate matters, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Rates and Regulatory Matters."

Stray Voltage

On July 11, 1996, the PSCW issued its final order regarding the stray voltage policies of Wisconsin's investor owned utilities. The PSCW order improves upon the definition of stray voltage, affirms the level at which utility action is required, and appropriately places some of the responsibility for this issue in the hands of the customer. Additionally, the order requires the establishment of a uniform stray voltage tariff which, when approved, will delineate utility responsibility and provide for the recovery of costs associated with unnecessary customer demanded services. It is anticipated that this action will be beneficial in WE's efforts to manage this controversial issue, and it is unlikely to have a significant impact on its financial position or results of operation.


OTHER MATTERS

Point Beach Nuclear Plant: See Item 1. BUSINESS - "ELECTRIC UTILITY OPERATIONS - Nuclear Generation", Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" and "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information concerning the PSCW's approval of WE's application to utilize dry storage for spent nuclear fuel generated at Point Beach, pending legal proceedings with respect to the PSCW's decision and NRC civil penalties.

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

Uranium Enrichment Charges: On February 9, 1995, WE and ten other utilities filed an action in the U.S. Court of Federal Claims appealing the final decision of the USEC contracting officer in November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by WE totaled $3.3 million. On August 9, 1996, the U.S. Court of Federal Claims issued a decision dismissing the complaint in a companion case involving the same issues. On October 10, 1996, that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. The utilities' case has been suspended pending a decision by the Court of Appeals.

In a related matter, WE and six other utilities filed an action in the U.S. Court of Federal Claims on October 11, 1996 appealing the final decision of the DOE contracting officer in October 1995, which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between October 1, 1992 and June 30, 1993. The damages sought by WE total $1.3 million. This case has also been suspended pending a decision by the Court of Appeals as discussed above.

Personal Injury Suit: On October 1, 1994, a jury returned a $2.85 million verdict against WN in a case in the Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On December 23, 1994, WN resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by WN's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of WN. On September 8, 1995, WN commenced an action for such indemnification in Milwaukee County Circuit Court, against the construction company and its insurers. On October 7, 1996, the Circuit Court for Milwaukee County granted WN's motion for summary judgment requiring such indemnification in the amount of $2.55 million plus costs. The defendants have appealed this decision.

Primergy Transaction: See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and
"Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information concerning certain legal proceedings resulting in a PSCW delay in ruling on the proposed merger between WEC and NSP.

Thor Technology: In 1995, PSI Sales Inc. and Process Solutions, Inc. brought suit against WITECH and one of its portfolio investment companies, Thor Technology Corporation, in Federal District Court for the Southern District of Alabama seeking compensatory damages of $3 million under a contract involving Thor Technology Corporation and an unspecified amount of punitive damages. In May 1996, the Complaint was amended to include WEC. The matter is pending.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of WEC's nor WE's security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 1996 and positions of the executive officers of WEC and of WE are listed below along with their business experience during the past five years. All officers are appointed for one-year terms or until their respective successors are duly chosen. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Executive Officers of WEC and WE

Richard A. Abdoo (52): Chairman of the Board, President and Chief Executive Officer of WEC since 1991; Director of WEC since 1988. Chairman of the Board and Chief Executive Officer of WE, a subsidiary of WEC, since 1990; Director of WE since 1989. Chairman of the Board and Chief Executive Officer of WN, a former subsidiary of WEC that was merged into WE on January 1, 1996, from 1990 through 1995; Director of WN from 1989 through 1995.

Richard R. Grigg (48): Vice President of WEC since 1995; Director of WEC since 1995. President and Chief Operating Officer of WE since 1995; Chief Nuclear Officer since December 1996; Group Executive and Vice President, June to December 1994; Vice President, 1990 to June 1994; Director of WE since 1994. President and Chief Operating Officer of WN during 1995; Director of WN during 1995.

Calvin H. Baker (53): Treasurer and Chief Financial Officer of WEC since 1996. Chief Financial Officer of WE since 1996; Vice President-Finance of WE since 1994; Vice President-Marketing, 1992 through 1993; Vice President-Finance 1991 to 1992.

Ann Marie Brady (44): Corporate Secretary of WEC since 1996; Assistant Corporate Secretary of WEC from 1989 to 1996. Vice President-External Affairs of WE since 1996; Corporate Secretary of WE since 1994; Assistant Corporate Secretary, 1989 through 1993. Corporate Secretary of WN, 1993 through 1995; Assistant Corporate Secretary, 1989 through 1993.

Francis Brzezinski (45): Vice President of WEC since 1990. Vice President-Business Development of WE since 1994. President and Chief Operating Officer of Wispark Corp., Wisvest Corp., and Witech Corp. since 1990.

Anne K. Klisurich (49): Controller of WEC since 1995; Accounting Manager of WEC, 1987 to 1994. Controller of WE since 1994. Controller of WN from 1994 through 1995.

David K. Porter (53): Senior Vice President of WE since 1989; Director of WE since 1989. Vice President of WN from 1989 through 1995; Director of WN from 1988 through 1995.

Executive Officers of WE

Charles T. Govin, Jr. (50): Vice President - Electric & Gas Operations of WE since December 1996; Vice President - Gas Operations from January to December 1996. Vice President of WN, September 1994 to December 1995; General Manager of WN during 1994 and 1995; Director of Administrative Services of WN, 1991 to 1993; Director of WN, June to December 1995.

Kristine M. Krause (42): Vice President - Fossil Operations of WE since 1994; Manager of Valley Power Plant and Steam Services, 1992 to 1994; Manager of Technical & Administrative Services, 1991 to 1992.

Kristine A. Rappe (40): Vice President - Customer Services (formerly Sales, Service and Marketing) of WE since 1994; Regional Manager of Customer Operations - Fox Valley Region, 1991 to 1994.

Certain executive officers in addition to Mr. Brzezinski also hold offices in WEC's non-utility subsidiaries.



                                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

NUMBER OF COMMON STOCKHOLDERS

As of year-end 1996, based on the number of Wisconsin Energy Corporation ("WEC") stockholder accounts, there were 97,215 registered stockholders.


COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


DIVIDENDS AND COMMON STOCK PRICES

Dividend Policy of WEC

Dividends on WEC common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December.

Range of WEC Common Stock Prices and Dividends

============================================================================
                        1996              |               1995
------------------------------------------|---------------------------------
 Quarter      High      Low     Dividend  |     High      Low     Dividend
------------------------------------------|---------------------------------
 First      $32       $27-1/4    $ .3675  |   $28-1/4   $25-1/2    $ .3525
 Second      28-7/8    26          .38    |    29        26-3/4      .3675
 Third       29-1/8    26-3/8      .38    |    28-1/2    26-1/8      .3675
 Fourth      28-3/8    26-1/8      .38    |    30-7/8    28          .3675
------------------------------------------|---------------------------------
 Year       $32       $26        $1.5075  |   $30-7/8   $25-1/2    $1.4550
============================================================================

WE Common Stock Dividends

Cash dividends declared on Wisconsin Electric Power Company's ("WE") Common Stock during the two most recent fiscal years are set forth below. Dividends were paid to WE's sole common stockholder, WEC.

==============================================================================
          Quarter                         Total Dividend *
          -------               ---------------------------------
                                    1996                  1995
                                    ----                  ----
          First                 $40,455,444           $38,208,667
          Second                 42,478,000            40,455,444
          Third                  42,478,000            40,455,444
          Fourth                 42,478,000            40,455,444
==============================================================================

* Includes dividends paid by Wisconsin Natural Gas Company in 1995.



DIVIDEND POLICY OF PRIMERGY

In accordance with the provisions of the Merger Agreement between WEC and Northern States Power Company ("NSP") to form Primergy Corporation ("Primergy"), each share of WEC common stock will become 1.0 share of Primergy common stock and each share of NSP common stock will be converted into 1.626 shares (the "Ratio") of Primergy common stock upon consummation of the Transaction. It is anticipated that Primergy will adopt NSP's common share dividend payment level adjusted for the Ratio. NSP currently pays $2.76 per share annually while WEC's annual dividend rate is currently $1.52 per share. Based on the Ratio and NSP's current dividend rate, the pro forma dividend rate for Primergy would be $1.70 per share at December 31, 1996. However, no assurance can be given that such dividend rate will be in effect or will remain unchanged, and Primergy reserves the right to increase or decrease its dividend as may be required by law or contract or as may be determined by the Primergy Board of Directors, in its discretion, to be advisable. Declaration and timing of dividends on Primergy common stock will be a business decision to be made by the Primergy Board from time to time based upon the results of operations and financial condition of Primergy and its subsidiaries and such other business considerations as the Primergy Board considers relevant in accordance with applicable laws. Additional information concerning the proposed merger of WEC and NSP may be found in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and in Note B - "Mergers" in the NOTES TO FINANCIAL STATEMENTS.


ITEM 6.  SELECTED FINANCIAL DATA

  WISCONSIN ENERGY CORPORATION

  CONSOLIDATED SELECTED FINANCIAL DATA

  ===============================================================================================
  Financial                               (Thousands of Dollars except for per share amounts)
  -----------------------------------------------------------------------------------------------
  Year Ended December 31                  1996        1995        1994        1993        1992
  ----------------------               ----------  ----------  ----------  ----------  ----------
  Net income                           $  218,135  $  234,034  $  180,868* $  190,135  $  171,239
  Earnings per share of
   common stock ($)                          1.97        2.13        1.67*       1.80        1.66
  Dividends per share
   of common stock ($)                     1.5075       1.455     1.39625     1.34125       1.285

  Operating revenues
   Electric                            $1,393,270  $1,437,480  $1,403,562  $1,347,844  $1,298,723
   Gas                                    364,875     318,262     324,349     331,301     283,699
   Steam                                   15,675      14,742      14,281      14,090      13,093
                                       ----------  ----------  ----------  ----------  ----------
  Total operating revenues             $1,773,820  $1,770,484  $1,742,192  $1,693,235  $1,595,515
                                       ==========  ==========  ==========  ==========  ==========
  At December 31
   Total assets                        $4,810,838  $4,560,735  $4,408,259  $4,270,592  $3,788,955
   Long-term debt and preferred
    stock - redemption required        $1,416,067  $1,367,644  $1,283,686  $1,300,781  $1,289,082
  -----------------------------------------------------------------------------------------------
  Sales and Customers - Utility (WE)      1996        1995        1994        1993        1992
  ----------------------------------   ----------  ----------  ----------  ----------  ----------
  Electric
   Megawatt-hours sold                 27,560,428  27,283,869  26,911,363  25,685,436  24,747,581
   Customers (End of year)                968,735     955,616     944,855     932,285     919,466

  Gas
   Therms delivered (Thousands)           936,894     886,729     811,219     809,348     772,036
   Customers (End of year)                367,275     357,030     347,080     336,571     327,247

  Steam
   Pounds sold (Millions)                   2,705       2,532       2,395       2,376       2,284
   Customers (End of year)                    465         473         471         459         472
  ===============================================================================================

  CONSOLIDATED QUARTERLY FINANCIAL DATA

  ===============================================================================================
                                          (Thousands of Dollars except for per share amounts)
  -----------------------------------------------------------------------------------------------
                                                          March                     June
  Three Months Ended                                 1996        1995          1996        1995
  ------------------                              ---------   ---------     ---------   ---------
  Total operating revenues                        $ 495,457   $ 471,122     $ 401,686   $ 405,093
  Operating income                                   85,145      84,572        68,382      72,848
  Net income                                         62,804      62,534        45,554      51,595
  Earnings per share of common stock ($)               0.57        0.57          0.41        0.47
  -----------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------
                                                        September                  December
  Three Months Ended                                 1996        1995          1996        1995
  ------------------                              ---------   ---------     ---------   ---------
  Total operating revenues                        $ 398,801   $ 426,413     $ 477,876   $ 467,856
  Operating income                                   76,693      80,704        75,624      90,897
  Net income                                         53,430      58,436        56,347      61,469
  Earnings per share of common stock ($)               0.48        0.53          0.51        0.56
  ===============================================================================================

  Quarterly results of operations are not directly comparable because of seasonal and other factors.
  See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  *  Includes nonrecurring $73.9 million charge in 1994 ($45 million net of tax or $.42 per share)
     related to Wisconsin Electric Power Company's ("WE") Revitalization program.


ITEM 6. SELECTED FINANCIAL DATA - (cont'd)

WISCONSIN ELECTRIC POWER COMPANY **

SELECTED FINANCIAL DATA

===============================================================================================
Financial                                              (Thousands of Dollars)
-----------------------------------------------------------------------------------------------
Year Ended December 31                  1996        1995        1994        1993        1992
----------------------               ----------  ----------  ----------  ----------  ----------
Earnings available
 for common stockholder              $  210,112  $  239,465  $  180,403* $  187,703  $  170,034

Operating revenues
 Electric                            $1,393,270  $1,437,480  $1,403,562  $1,347,844  $1,298,723
 Gas                                    364,875     318,262     324,349     331,301     283,699
 Steam                                   15,675      14,742      14,281      14,090      13,093
                                     ----------  ----------  ----------  ----------  ----------
Total operating revenues             $1,773,820  $1,770,484  $1,742,192  $1,693,235  $1,595,515
                                     ==========  ==========  ==========  ==========  ==========
At December 31
 Total assets                        $4,507,160  $4,318,924  $4,202,193  $4,078,973  $3,623,838
 Long-term debt and preferred
  stock - redemption required        $1,371,446  $1,325,169  $1,257,776  $1,274,476  $1,280,012
===============================================================================================

QUARTERLY FINANCIAL DATA

===============================================================================================
                                                             (Thousands of Dollars)
-----------------------------------------------------------------------------------------------
                                                        March                     June
Three Months Ended                                 1996        1995          1996        1995
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 495,457   $ 471,122     $ 401,686   $ 405,093
Operating income                                   85,145      84,572        68,382      72,848
Earnings available
 for common stockholder                            61,703      62,121        44,906      51,249
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                      September                  December
Three Months Ended                                 1996        1995          1996        1995
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 398,801   $ 426,413     $ 477,876   $ 467,856
Operating income                                   76,693      80,704        75,624      90,897
Earnings available
 for common stockholder                            52,392      58,679        51,111      67,416
===============================================================================================

Quarterly results of operations are not directly comparable because of seasonal and other factors.
See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings and dividends per share are not provided as all of WE's common stock is held by WEC.

 * Includes nonrecurring $73.9 million charge in 1994 ($45 million net of tax) related to WE's
   Revitalization program.

** Where applicable, prior year financial and statistical information has been restated to include Wisconsin Natural Gas Company at historical values.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of December 31, 1996, approximately 94% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Wisconsin Electric Revitalization

To better position the Company in a changing energy marketplace, WE implemented a revitalization program ("Revitalization") in 1994 to increase efficiencies and improve customer service by reengineering and restructuring the organization. The new structure consolidated many business functions and simplified work processes. See "Note K - Benefits Other Than Pensions" in the NOTES TO FINANCIAL STATEMENTS for additional information.

Mergers

Wisconsin Natural Gas Company: On January 1, 1996, WEC merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into its electric and steam utility subsidiary, WE, to form a single combined utility subsidiary. The merger, which was part of Revitalization, is expected to improve customer service and reduce operating costs. The accounting treatment for this merger was similar to that which would result from a pooling of interests. Where applicable, references to WE include WN's gas operations prior to the merger.

Northern States Power Company: As previously reported, WEC has entered into an agreement with Northern States Power Company, a Minnesota corporation ("NSP"), which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. The future operations and financial position of the Company will be significantly affected by the proposed merger. Consummation of the proposed merger is subject to a number of conditions, including obtaining all required regulatory approvals. Additional information concerning such agreement and proposed transaction may be found below under "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company", in MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - and in "Note B - Mergers" - "DIVIDEND POLICY OF PRIMERGY" in the NOTES TO FINANCIAL STATEMENTS (including unaudited pro forma financial information).

Cautionary Factors

When used in this document, "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the items described below under "FACTORS AFFECTING RESULTS OF OPERATIONS" and below under "CAUTIONARY FACTORS".


RESULTS OF OPERATIONS

The following discussion and analysis of the RESULTS OF OPERATIONS does not consider the impact of the proposed merger with NSP. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" for information concerning the proposed merger. See "Note L - Information By Segments of Business" in the NOTES TO FINANCIAL STATEMENTS for additional information related to WEC's and WE's RESULTS OF OPERATIONS.

Earnings

1996 Compared to 1995: During 1996, WEC's consolidated net income and earnings per share of common stock were $218.1 million and $1.97 per share compared to $234.0 million and $2.13 per share during 1995. WE's Net Income decreased to $210.1 million in 1996 from approximately $239.5 million in 1995. As described below, WEC's and WE's earnings decreased primarily because 1996 retail electric and gas rate decreases more than offset the favorable impact of increases in electric sales and gas deliveries and decreases in certain Operating Expenses.

1995 Compared to 1994: Earnings per share of WEC's common stock in 1995 were $2.13 compared with $1.67 per share in 1994, an increase of 27.5%. WEC's Net Income increased by approximately $53.2 million and WE's Net Income increased $58.9 million in 1995 compared to 1994. WEC's and WE's earnings during 1994 reflect a nonrecurring charge of approximately $73.9 million ($45 million net of tax, or 42 cents per share) associated with WE's Revitalization program.

The 1994 nonrecurring charge primarily included the costs of early retirement and severance packages which were elements of Revitalization. The Company has recovered the 1994 nonrecurring charge in avoided labor costs that would have been charged to Other Operations and Maintenance expense during 1994 and 1995.

Excluding the Revitalization charge, WEC's 1995 earnings and earnings per share of common stock were 3.6% and 1.9% greater than 1994 earnings and earnings per share, respectively. WE's 1995 earnings were 6.2% greater than 1994 earnings excluding the Revitalization charge. The increase in WEC's and WE's 1995 earnings primarily reflects higher electric sales and gas deliveries and a decrease in Other Operation and Maintenance expenses.

Electric Revenues, Gross Margins and Sales

The table below summarizes Electric Operating Revenues, gross margins, megawatt-hour sales and average electric customers for each of the three years ended December 31, 1996.

  =========================================================================================================
                                                                    % Change                      % Change
                                                                      1995                          1994
  Electric Operations                   1996             1995        to 1996           1994        to 1995
  ------------------------------     ----------       ----------    ---------       ----------    ---------
  Electric Gross Margin ($000's)
    Operating Revenues
      Residential                    $  494,142       $  507,416      (2.6%)        $  484,627       4.7%
      Small Commercial/Industrial       421,511          423,039      (0.4%)           406,043       4.2%
      Large Commercial/Industrial       383,047          401,794      (4.7%)           398,179       0.9%
      Other-Retail/Municipal             56,318           69,318     (18.8%)            69,258       0.1%
      Resale-Utilities                   26,372           24,811       6.3%             31,295     (20.7%)
      Other Operating Revenues           11,880           11,102       7.0%             14,160     (21.6%)
                                     ----------       ----------                    ----------
    Total Operating Revenues          1,393,270        1,437,480      (3.1%)         1,403,562       2.4%
    Fuel & Purchased Power              331,867          345,387      (3.9%)           328,485       5.2%
                                     ----------       ----------                    ----------
  Gross Margin                       $1,061,403       $1,092,093      (2.8%)        $1,075,077       1.6%
                                     ==========       ==========                    ==========
  Sales (Megawatt-hours)
    Residential                       6,998,769        7,042,691      (0.6%)         6,670,081       5.6%
    Small Commercial/Industrial       7,204,694        7,047,277       2.2%          6,699,073       5.2%
    Large Commercial/Industrial      10,785,505       10,639,782       1.4%         10,471,869       1.6%
    Other-Retail/Municipal            1,476,999        1,550,937      (4.8%)         1,603,741      (3.3%)
    Resale-Utilities                  1,094,461        1,003,182       9.1%          1,466,599     (31.6%)
                                     ----------       ----------                    ----------
  Total Electric Sales               27,560,428       27,283,869       1.0%         26,911,363       1.4%
                                     ==========       ==========                    ==========
  Average Customers
    Residential                         867,917          857,924       1.2%            846,745       1.3%
    Small Commercial/Industrial          91,565           90,386       1.3%             88,765       1.8%
    Large Commercial/Industrial             706              679       4.0%                674       0.7%
    Other-Retail/Municipal                1,812            1,809       0.2%              1,802       0.4%
    Resale-Utilities                         20               12      66.7%                  9      33.3%
                                     ----------       ----------                    ----------
  Total Average Customers               962,020          950,810       1.2%            937,995       1.4%
                                     ==========       ==========                    ==========
  =========================================================================================================

1996 Compared to 1995: Primarily as a result of annualized electric retail rate decreases effective January 1, 1996 of approximately $33.4 million or 2.8% in Wisconsin and $1.1 million or 3.3% in Michigan, total Electric Operating Revenues decreased by 3.1% or $44.2 million during 1996 compared to 1995. Also contributing to the 1996 decrease in Electric Operating Revenues were the effects of renegotiated contracts with various wholesale customers and with the Empire and Tilden iron ore mines (the "Mines"), WE's two largest retail customers, as well as continued reductions in sales to Wisconsin Public Power Inc. SYSTEM ("WPPI") and Upper Peninsula Power Company ("UPPCo"), WE's largest municipal and utility customer, respectively. The renegotiated wholesale and mine contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. A 1.0% 1996 increase in total electric kilowatt-hour sales was not sufficient to offset the impact on Electric Operating Revenues of the rate decreases, the renegotiated contracts and the reduced sales to WPPI and UPPCo.

Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) decreased 2.8% or by approximately $30.7 million. The lower 1996 Electric Operating Revenues more than offset the lower net 1996 Fuel and Purchased Power expenses. Fuel expenses declined 2.6% in 1996 primarily due to lower average coal costs per ton consumed. Between the comparative periods, Purchased Power expense decreased 13.4% as WE substituted lower cost generation for power purchases.

Residential sales declined 0.6%, but Small Commercial/Industrial sales increased 2.2% during 1996 compared to 1995. A decrease in the average electric usage per Residential customer as a result of cooler weather during the summer of 1996 compared to the summer of 1995 was partially offset by the effect of a 1.2% increase in the average number of Residential customers during 1996. Average usage per Small Commercial/Industrial customer in 1996 was flat compared to 1995. However, a 1996 increase in the average number of Small Commercial/Industrial customers caused the increase in electric sales to this customer class.

Electric energy sales to the Mines increased by 3.2% to approximately 2,369,000 megawatt-hours in 1996 compared to 2,296,000 megawatt-hours in 1995. Excluding the Mines, sales to Large Commercial/Industrial customers increased 0.9% between the comparative periods.

The 4.8% decrease in 1996 sales to the Other-Retail/Municipal customer class compared to 1995 is largely due to the reduction in sales to WPPI noted above. WPPI has been reducing its purchases from WE subsequent to acquiring generating capacity and expanding use of its existing generating facilities.

Sales of electric energy to other utilities (the Resale-Utilities customer class), representing 4.0% of total 1996 electric energy sales, increased 9.1% from 1995 to 1996. This increase is attributed in part to increased availability during 1996 of WE's lowest cost generating units compared to 1995 and to greater native load demand as a result of the hot weather during the summer of 1995, allowing for higher opportunity sales by WE to other utilities in 1996. During 1996, a continued reduction in purchases of electricity by UPPCo somewhat offset the increase in resale sales to other utilities during 1996. WE expects UPPCo to significantly reduce its purchases of electric energy from WE when a 65 megawatt ("MW") agreement with WE expires at the end of 1997.

1995 Compared to 1994: Despite an annualized $16.2 million or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994, total Electric Operating Revenues increased by 2.4% or by $33.9 million from 1994 to 1995 due to increased 1995 electric sales.

The gross margin on Electric Operating Revenues increased by 1.6% or $17.0 million in 1995 compared to 1994. The gross margin grew because the increased electric sales were primarily to Residential and Small Commercial/Industrial customers who contribute higher margins to earnings than other customer classes. During 1995, Fuel expense increased 6.2% or by approximately $17.7 million in 1995 compared to 1994 as a result of higher electric sales. Purchased Power expense declined 1.9% or by approximately $0.8 million in 1995 compared to 1994 as a result of decreased marginal generating costs in 1995 at three of WE's fossil plants and the newly installed peaking capacity at Paris Generating Station ("Paris"). Lower generating costs at the fossil plants were due to decreased per unit fuel costs and the benefits of Revitalization, allowing WE to substitute lower cost generation for power purchases. The addition of Paris, a natural gas fired peaking unit, in 1995 allowed WE to eliminate firm power purchase contracts that included fixed demand charges. Unscheduled or longer than expected outages in 1995 at two of WE's most efficient power plants, however, offset most of the decrease in Purchased Power expense as WE purchased nonfirm replacement power on the spot market.

Total electric sales increased by 1.4% in 1995 compared to 1994. Electric sales were positively impacted by substantially warmer summer weather conditions during 1995, resulting in increased use of electricity for air conditioning and other cooling purposes. As measured by cooling degree days, the 1995 cooling season (June through August) was 27.7% warmer than the same period in 1994. During the summer of 1995, WE experienced eight days of electric peak demands greater than the previous record which had been set in June 1994. The increase in electric sales also reflects colder winter weather during the fourth quarter of 1995 and a moderate increase in economic activity in WE's service area.

The warmer 1995 summer weather increased sales primarily to Residential and Small Commercial/Industrial customers. These customers are more sensitive to weather variations than other customer classes. The average number of customers in the Residential and Small Commercial/Industrial customer classes increased by 1.3% and 1.8%, respectively, from 1994 to 1995.

Electric energy sales to the Mines decreased by 0.5% to 2,296,000 megawatt-hours in 1995 compared to 2,308,000 megawatt-hours in 1994. Excluding the Mines, sales to Large Commercial/Industrial customers increased 2.2%.

The 3.3% reduction in sales to the Other-Retail/Municipal customer class in 1995 compared to 1994 is largely the result of reductions in sales to WPPI discussed above. WPPI's sales reductions during 1995 did not have a significant effect on earnings.

Sale of electric energy to the Resale-Utilities customer class declined 31.6% in 1995 compared to 1994. This decline can in part be attributed to unplanned or longer than expected outages at two of WE's least cost generating facilities during 1995 and to increased retail customer load as a result of the warmer summer of 1995 weather, both of which reduced the opportunity to sell electric energy to other utilities. Also, as noted above, UPPCo reduced the amount of energy that it purchased from WE in 1995. The 1995 sales reductions by UPPCo did not have a significant effect on 1995 earnings.

Gas Revenues, Gross Margins and Therm Deliveries

The table below summarizes Gas Operating Revenues, gross margins, therm deliveries and average gas customers for each of the three years ended December 31, 1996.

  =========================================================================================================
                                                                    % Change                      % Change
                                                                      1995                          1994
  Gas Operations                        1996             1995        to 1996           1994        to 1995
  ------------------------------     ----------       ----------    ---------       ----------    ---------
  Gas Gross Margin ($000's)
    Operating Revenues
      Residential                    $  218,811       $  194,226      12.7%         $  200,824      (3.3%)
      Commercial/Industrial             108,100           94,482      14.4%            102,496      (7.8%)
      Interruptible                      11,531            7,712      49.5%             12,605     (38.8%)
      Transported Customer Owned Gas     11,006           12,161      (9.5%)            11,453       6.2%
      Other - Interdepartmental           3,775            5,834     (35.3%)             2,907     100.7%
      Other Operating Revenues           11,652            3,847     202.9%             (5,936)   (164.8%)
                                     ----------       ----------                    ----------
    Total Operating Revenues            364,875          318,262      14.6%            324,349      (1.9%)
    Cost of Gas Sold                    234,254          188,764      24.1%            199,511      (5.4%)
                                     ----------       ----------                    ----------
  Gross Margin                       $  130,621       $  129,498       0.9%         $  124,838       3.7%
                                     ==========       ==========                    ==========
  Therms Delivered (000's)
    Residential                         371,990          345,140       7.8%            323,913       6.6%
    Commercial/Industrial               225,169          207,358       8.6%            199,206       4.1%
    Interruptible                        35,869           29,397      22.0%             36,916     (20.4%)
    Transported Customer Owned Gas      268,163          261,361       2.6%            235,850      10.8%
    Other - Interdepartmental            35,703           43,473     (17.9%)            15,334     183.5%
                                     ----------       ----------                    ----------
  Total Gas Delivered                   936,894          886,729       5.7%            811,219       9.3%
                                     ==========       ==========                    ==========
  Average Customers
    Residential                         330,153          321,643       2.7%            311,288       3.3%
    Commercial/Industrial                29,930           29,228       2.4%             28,439       2.8%
    Interruptible                           196              203      (3.5%)               198       2.5%
    Transportation                          230              209      10.1%                202       3.5%
    Other - Interdepartmental                 8                8       0.0%                  7      14.3%
                                     ----------       ----------                    ----------
  Total Average Customers               360,517          351,291       2.6%            340,134       3.3%
                                     ==========       ==========                    ==========
  =========================================================================================================

1996 Compared to 1995: Despite an annualized $8.3 million or 2.6% Wisconsin retail gas rate decrease effective January 1, 1996, total Gas Operating Revenues increased 14.6% or by $46.6 million and the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased 0.9% or by $1.1 million during 1996 compared to 1995. A 5.7% increase in total therm deliveries during 1996 more than offset the impact of the rate decrease on Gas Operating Revenues and on gross margin.

Gross margin was higher in 1996 because the increased therm deliveries were primarily to Residential and Commercial customers, who contribute higher margins to earnings than other customer classes. The change in Cost of Gas Sold increased 24.1% or by approximately $45.5 million in 1996 compared to 1995 due to a higher 1996 per unit cost of purchased gas and to a higher volume of gas purchases in 1996. WE arranges for its own gas supply contracts with terms of various lengths. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

Total natural gas therm deliveries increased 5.7% or by 50,165,000 therms in 1996 compared to 1995. Of this increase in therm deliveries, Residential and Commercial/Industrial sales increased by 26,850,000 therms and 17,811,000 therms, respectively, in 1996. These increases are attributed in part to colder weather and in part to increased customers in these two customer classes during 1996 compared to 1995. As measured by heating degree days, 1996 was 9.3% colder than 1995 and 6.0% colder than normal. During 1996, the average number of Residential and Commercial/Industrial customers increased by 2.7% and 2.4%, respectively, compared to 1995.

Other-Interdepartmental therm deliveries decreased 17.9% or by 7,770,000 therms during 1996 compared to 1995. These therm deliveries to WE electric generating facilities, primarily the natural gas fired peaking units at the Paris and Concord Generating Stations ("Concord"), are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Therm deliveries to these customers decreased in 1996 as a result of the cooler 1996 summer weather discussed above in "Electric Revenues, Gross Margins and Sales".

1995 Compared to 1994: Despite an increase in 1995 total gas deliveries, total Gas Operating Revenues decreased 1.9% or by approximately $6.1 million in 1995 compared to 1994 as a result of a reduction in the cost of gas, which is recovered in Gas Operating Revenues through the purchased gas adjustment clause. The gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased 3.7% or by approximately $4.7 million in 1995 compared to 1994. The gross margin was higher because of increased therm sales to Residential and Commercial customers who contribute higher margins to earnings than other customer classes. A decrease in the average per unit cost of purchased gas during 1995 more than offset the effect of the increase in therm deliveries such that Cost of Gas Sold decreased 5.4% or by $10.7 million compared to 1994.

Total natural gas therms delivered increased 9.3% or by 75,510,000 therms between the comparative periods. Colder weather during the fourth quarter of 1995 compared to the fourth quarter of 1994 contributed to net increased deliveries for 1995. As measured by heating degree days, the fourth quarter of 1995 was 43.1% colder than the same period in 1994. The colder weather in the fourth quarter of 1995 especially increased sales to Residential and Commercial customers. These customers are more sensitive to weather variations as a result of heating requirements than other customer classes. Also, the average number of Residential and Commercial/Industrial customers increased by 3.3% and 2.8%, respectively, in 1995 compared to 1994.

During 1995, Other-Interdepartmental therm deliveries increased 183.5% or by 28,139,000 therms compared to 1994. WE attributes this increase to increased electric generation peaking requirements of Concord and Paris, especially given the warmer weather conditions during the summer of 1995 noted above. All of the gas fired generating units at Concord and Paris were in operation by the end of the second quarter of 1995 while only the generating units at Concord were in operation by the end of the second quarter of 1994.

Operating Expenses

1996 Compared to 1995: Other Operation Expenses decreased 0.9% or by $3.7 million during 1996 compared to 1995, primarily due to lower capitalized conservation, property insurance and pension and benefit expenses, partially offset by increased uncollectible expenses. Maintenance expense decreased 8.3% or by approximately $9.4 million in 1996 compared to 1995, primarily as a result of a decrease in costs associated with maintenance of WE's fossil power plants. WE attributes the decrease in maintenance to an extended outage at WE's Pleasant Prairie Power Plant in 1995 as well as to continued efforts to reduce operating and maintenance costs. Depreciation expense increased 10.3% or by $18.9 million between the same comparative periods primarily due to increased nuclear decommissioning expenses and to a lesser extent to higher depreciable plant balances in 1996.

During 1996, Operating Taxes Other Than Income Taxes increased 4.1% or by $3.1 million compared to 1995 due to tax adjustments related to prior periods. Total operating income taxes decreased 10.2% or by $14.4 million in 1996 compared to 1995 as a result of lower taxable income.

1995 Compared to 1994: Excluding Depreciation expense, operating income taxes and the nonrecurring 1994 Revitalization charge, total Operating Expenses decreased 0.9% in 1995 compared to 1994, reflecting a reduction of 3.1% or approximately $16 million in Other Operation and Maintenance expenses primarily attributable to payroll-related savings and efficiencies gained through WE's Revitalization program. Such reductions were partially offset by higher costs related to increased generation, the availability of Paris and unscheduled or longer than expected outages at WE power plants.

In 1995 compared to 1994, total operating income taxes increased 41.4% or by $41 million due to lower taxable income in 1994 caused by the nonrecurring Revitalization charge. Deferred Income Taxes-Net increased $22 million or 88.7% primarily due to tax matters related to the timing of payments made in connection with WE's Revitalization program.

Other Items

Excluding the annual $10.9 million impact of a 1996 change in accounting for capitalized conservation expenditures at WE, Miscellaneous - Net Other Income and Deductions increased $14.9 million in 1996 compared to 1995. The change in accounting more than offset a 1996 increase in non-utility Miscellaneous-Net Other Income and Deductions of $13.4 million compared to 1995. This $13.4 million increase was primarily due to fair market valuation adjustments of non-utility investments and the gain recorded on sales of non-utility property and investments. Miscellaneous-Net Other Income and Deductions decreased $9.8 million in 1995 compared to 1994, due in part to fair market valuation adjustments of non-utility investments.

Other Interest Charges decreased by approximately $5.0 million in 1996 compared to 1995 due to decreased average outstanding short-term debt balances during 1996, primarily at WE. Other Interest Charges increased by $4.8 million in 1995 compared to 1994 as a result of increased average short-term debt balances, primarily at WE, in 1995 compared to 1994.


FACTORS AFFECTING RESULTS OF OPERATIONS

Merger Agreement with Northern States Power Company

On April 28, 1995, Wisconsin Energy Corporation ("WEC") and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WEC's utility subsidiary, Wisconsin Electric Power Company ("WE", which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP.

The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the proposed Transaction. Under the provisions of the Merger Agreement, each outstanding share of NSP common stock will be converted into 1.626 shares of Primergy common stock and each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

The Merger Agreement is subject to various conditions, including approval of various regulatory agencies. The goal of WEC and NSP was to complete the Transaction by January 1, 1997. However, as discussed below, all necessary regulatory approvals were not obtained by the end of 1996 and, as a result, the Transaction was not completed in 1996. WEC and NSP continue to pursue regulatory approvals, without unacceptable conditions, to facilitate completion of the Transaction as soon as possible in 1997.

Upon consummation of the Transaction, cost savings are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and net of costs to achieve the savings of approximately $30 million and $122 million, respectively. The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such estimated cost savings, is subject to regulatory review and approval.

WEC and NSP have proposed that, upon consummation of the Transaction, retail electric rates be reduced by approximately 1.5% and frozen at that level for four years in the jurisdictions in which they operate. WEC and NSP have also proposed a four year freeze in their wholesale electric rates. In December 1995, WEC and NSP entered into a settlement agreement with certain Wisconsin municipal intervenors that ended the latters' participation in the Federal Energy Regulatory Commission ("FERC") and state merger proceedings. The settlement agreement, which provides for certain rate reductions on power sales and transmission services, was approved by the FERC in June 1996. For retail gas customers, WE and NSP-WI have proposed that Wisconsin Energy Company implement a $4.2 million reduction in retail gas rates on an annualized basis and a four year rate freeze for customers in Wisconsin and Michigan. NSP has proposed a two year gas retail rate freeze in its Minnesota jurisdiction and a modest gas retail rate reduction and four year gas retail rate freeze in its North Dakota jurisdiction.

Regulatory authorities may also require the restructuring of electric transmission system operations or administration. As noted below, WEC and NSP have proposed an Independent System Operator ("ISO") of their electric transmission systems in testimony filed with the FERC and the Public Service Commission of Wisconsin ("PSCW") during merger application hearings. WEC and NSP currently cannot predict what, if any, restructuring of the transmission system will be required. In addition, Wisconsin State law limits the total assets of non-utility affiliates of Primergy, which could affect the amount of non-regulated operations.

Securities and Exchange Commission: In April 1996, WEC and NSP submitted the initial filing with the Securities and Exchange Commission ("SEC") to facilitate registration of Primergy under the PUHCA. Although WEC and NSP are working to avoid divestitures, the SEC could require, as a condition of its approval of the Transaction, that Primergy divest of certain of its gas utility and/or non-regulated operations within a reasonable time after the Transaction is consummated. In a few cases, the SEC has allowed the retention of such properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC has usually allowed enough time to complete the divestiture so as to allow the applicant to avoid a "fire sale" of the divested assets. WEC and NSP believe that strong policy reasons and prior SEC decisions exist which support their retaining their existing gas utility properties and non-utility ventures, or, alternatively, which support deferring the question of divestiture for a substantial period of time. Accordingly, WEC and NSP requested in their April 1996 merger application with the SEC that WEC and NSP be allowed to retain WEC's and NSP's existing gas utility properties and non-utility ventures.

Federal Energy Regulatory Commission: The FERC held hearings on the merger application in June 1996. Subject to WEC and NSP meeting eight conditions, the administrative law judge ("ALJ") in the merger proceeding issued an initial decision in August 1996 recommending approval of the Transaction. The ALJ's initial decision included recommendations for a working ISO and specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, WEC and NSP filed with the FERC a Unilateral Settlement Offer of the Primergy Merger Applicants ("Settlement Offer") setting forth a proposed ISO for Primergy. The Settlement Offer contains all of the elements appropriate to an ISO and addresses all issues and concerns related to transmission "market power".

In mid-December 1996, the FERC revised and streamlined its 30-year-old policy for evaluating public utility mergers, with the changes designed to expedite the processing of merger applications. The new policy primarily focuses on three factors in reviewing mergers: the effect on competition, rates, and state and federal regulation. For pending mergers, such as that between WEC and NSP, the policy will be applied on a case-by-case basis. WEC and NSP believe the proposed Transaction is consistent with the FERC's revised merger policy and are hopeful that the FERC will simultaneously rule on the Settlement Offer and the pending merger application in the first quarter of 1997.

Public Service Commission of Wisconsin: In October 1996, the PSCW commenced hearings on the merger application, which were completed in November 1996.

In late December 1996, two Wisconsin legislators asked the PSCW to delay decisions on all pending utility mergers until the Wisconsin Legislature had an opportunity to consider a bill revising the state's utility merger law, which the two legislators indicated they would introduce. In early January 1997, the PSCW voted unanimously not to delay its decision. However, later in January 1997, a Dane County Circuit Court judge ordered the PSCW to delay its decision on the application, pending the results of an investigation regarding alleged prohibited conversations between one of the commissioners and WEC officials. The judge further ordered the PSCW to investigate the allegations. While WEC cannot predict specifically when the PSCW will resolve the allegations and proceed with deliberations concerning the merger application, the Company is hopeful that such investigation might be completed by early in the second quarter of 1997.

Minnesota Public Utilities Commission: In June 1996, the Minnesota Public Utilities Commission ("MPUC") issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of control of this interface on Minnesota utilities were set for contested case hearings.

The MPUC completed evidentiary hearings on the merger application in December 1996. In January and February 1997, ALJs in the merger application proceedings issued their findings and recommendations about the Minnesota merger application. Among other items, they found that the projected merger-related cost savings were reasonable, recommended a four-year rate freeze, with very limited exceptions for rate changes and concluded that the merger would not provide Primergy with the ability or incentive to negatively impact competition. The MPUC will consider the ALJs' recommendations along with other information when they deliberate and decide the case. In late March 1997, the MPUC indicated that in April 1997 it would decide whether to adopt procedures in connection with its decision on the Transaction that include additional public hearings as well as additional written comments. If additional hearings or written comments are necessary, final deliberations in this matter would be scheduled for late June or early July 1997.

Michigan Public Service Commission: In April 1996, the Michigan Public Service Commission ("MPSC") approved the merger application through a settlement agreement containing terms consistent with the merger application.

North Dakota Public Service Commission: In June 1996, the North Dakota Public Service Commission approved the merger application.

Other Federal Agencies: In the fall of 1995, WEC and NSP filed applications with the United States Nuclear Regulatory Commission ("NRC") for license amendments related to the Merger Agreement. The matter is pending. In 1995, WEC and NSP received a ruling from the United States Internal Revenue Service indicating that the proposed successive merger transactions included in the Merger Agreement would not prevent treatment of the Transaction as a tax-free reorganization under applicable tax law if each transaction independently so qualified. In December 1996, WEC and NSP filed required notifications with the Federal Trade Commission and the United States Department of Justice ("DOJ") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In January 1997, the DOJ served a second request for information and documents. WEC and NSP anticipate responding to the second request in March 1997.

Merger Conditions: Under the Merger Agreement, completion of the Transaction is subject to several conditions, including but not limited to the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms. In addition, both WEC and NSP have the right to terminate the Merger Agreement if the Transaction has not been completed by April 30, 1997, except where on such date all necessary statutory approvals and third party consents have not been obtained but all other conditions to closing have been fulfilled or are capable of being fulfilled. Then the termination date shall be extended to October 31, 1997. WEC continues to work with NSP to complete the Transaction and believes that fulfillment of the various conditions to the Transaction within the time frame of the Merger Agreement is achievable.

Additional information with respect to the Merger Agreement and the proposed Transaction, including pro forma combined condensed financial information, may be found in "Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS.

Nuclear Matters

Point Beach Nuclear Plant: WE operates two 500 megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach"). During 1996, Point Beach accounted for 25.4% of WE's net electric generation. The current operating licenses for the two units at Point Beach expire in 2010 and 2013 for Units 1 and 2, respectively.

As a result of degradation of tubes within the Unit 2 steam generators at Point Beach, WE completed replacement of the steam generators in January 1997. The unit had been operating at 90% of its capacity during the operating cycle prior to the Unit 2 fall refueling and steam generator replacement outage, which began in October 1996. Subject to approval by the NRC, WE expects to restart Unit 2 during the second quarter of 1997. Unit 1 was taken out of service in February 1997 due to equipment problems. These problems and other emergent issues associated with this Unit 1 outage were resolved and Unit 1 was scheduled to return to service in March 1997. Unit 1 had been scheduled to be taken out of service again in early May 1997 to begin an extended refueling outage. In March 1997, WE reevaluated its generating unit outage schedule scenarios to optimize the availability of supply resources and has decided to return Unit 1 to service in early summer 1997, with the refueling outage currently scheduled to occur from September through October 1997. This decision allows Point Beach staff to focus their attention on the work necessary to bring Unit 2 back into service and, secondarily, to allow Unit 1 to be in service during the 1997 summer peak demand months. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Rates and Regulatory Information" below for information about a related emergency fuel rate increase request filed with the PSCW in the first quarter of 1997.

WE anticipates additional power purchases during 1997, in part due to the extended outages of Point Beach Units 1 and 2. The cost of these additional power purchases are included in the emergency fuel rate increase request filed with the PSCW as noted above.

WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for dry storage of spent fuel from Point Beach. The ISFSI was necessary because the spent fuel pool inside the plant is nearly full.
Two storage casks have been loaded with spent fuel and transferred to the ISFSI. As a result of a hydrogen gas ignition during loading of a third cask in May 1996, cask loading has been halted until actions are implemented to prevent recurrence of such an event and until the NRC has reviewed and accepted these actions. WE hopes to resume loading of the casks in the summer of 1997.

In December 1996, WE paid the NRC $325,000 in civil penalties for performance deficiencies and violations of NRC requirements in various plant activities. In January 1997, the NRC informed WE of additional potential violations observed during a special inspection that could result in further civil penalties. Also, the NRC sent a letter on January 27, 1997 notifying WE of a declining trend in performance at Point Beach based upon these inspections and other ongoing regulatory interactions. The NRC issues trend letters to provide early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. The NRC acknowledged in the letter that WE has made improvements in the identification and resolution of specific problems.

See "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS for further information related to Point Beach, the Unit 2 steam generator replacement, the ISFSI and NRC matters. See "LIQUIDITY AND CAPITAL RESOURCES - Investing Activities" below for additional information about the Unit 2 steam generator replacement project.

Spent Fuel Storage and Disposal: As noted in the preceding section, WE constructed the ISFSI because its spent fuel pool within Point Beach is nearly full. Without NRC agreement that WE may resume loading of storage casks, the pool for spent fuel will be full by 1998. With NRC agreement to resume loading spent fuel, WE will load up to a total of 12 casks, providing sufficient storage capacity for spent fuel until the year 2000. WE plans to file an application with the PSCW later in 1997 for approval to load by the year 2000 further storage casks in addition to the 12 that were previously approved.

The temporary dry storage facilities at Point Beach are being used until the United States Department of Energy ("DOE") takes ownership of and permanently removes the spent fuel under a contract mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 ("Waste Act"). In July 1996, the United States Court of Appeals for the District of Columbia circuit ruled that the DOE has an unconditional obligation under the Waste Act to begin accepting spent fuel by January 31, 1998. However, in December 1996, the DOE notified owners of commercial nuclear plants that it will not be able to meet its statutory obligation. The DOE has indicated that it does not expect a permanent spent fuel repository to be available until at least 2010. On January 31, 1997, numerous electric utilities filed a petition in the Court of Appeals for review of the DOE's failure to meet its statutory obligation and requested, among other things, authority to withhold payments to the DOE for the permanent disposal program until it begins accepting their spent fuel. While WE was not a party to the petition, the PSCW has joined other public utility commissions and states in a similar petition filed on the same day.
At this time, WE is unable to predict when the DOE will actually begin accepting spent fuel. Until such time, WE expects to continue to rely on temporary dry storage of its spent nuclear fuel. As another potential temporary storage option, WE is participating with a consortium of electric utilities to establish a private facility for interim storage of spent nuclear fuel. However, the availability of this private facility is uncertain at this time.

Industry Restructuring and Competition

The electric industry continues a trend towards restructuring and increased competition, driven by a combination of market forces, regulatory and legislative initiatives and technological changes. To date, competitive pressures have been most prominent in the wholesale power market, but are expected to continue to develop in the electric retail markets. Currently proposed federal legislation targets electric retail customer choice by the years 2000 through 2003. Present regulatory restructuring initiatives in various midwestern states target electric retail customer choice by the years 2000 through 2005. While the Company cannot predict the ultimate timing or impact of a restructured electric industry, WE has been advocating restructuring of the electric utility industry and believes that as a low-cost energy provider, it is well positioned to benefit from such changes. Among others, the following electric and gas industry restructuring initiatives are underway in regulatory jurisdictions where WE currently does business.

PSCW Electric Utility Industry Investigation: The PSCW has conducted an investigation into the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. In December 1995, the PSCW decided the general direction of utility regulation in Wisconsin. This proposed restructuring of the industry would permit all consumers to choose their electricity provider by the year 2001 and it would establish a competitive generation business. The transmission and distribution functions would remain regulated. In a February 1996 report to the Wisconsin Legislature, the PSCW identified a 32 step workplan that it would follow for electric utility restructuring in Wisconsin. During 1996, the PSCW opened dockets on six of these steps including:

* Required utilities to file plans to functionally segment the business into generation, transmission, distribution and customer service operations. Comments were filed on the plans and a technical conference will be held in early 1997.

* Requested utilities and other interested parties to file comments on the adoption of affiliated interest standards to prevent unfair competition and cross-subsidization between affiliated businesses. The PSCW staff will prepare an initial proposal for comment in the spring of 1997 to be followed by hearings and rulemaking proceedings in the fourth quarter of 1997.

* Evaluated whether a public benefits policy advisory board should be created to carry out policies to continue programs, such as conservation and low-income energy assistance which are best handled by a government agency as competition is introduced into the industry. Meetings were held throughout 1996 to discuss recommendations for action. These recommendations formed a report that will serve as the basis for public meetings in early 1997. The PSCW is expected to make decisions in April 1997 which will most likely require significant legislation.

* Evaluated what quality of service standards and mechanisms for measuring and monitoring service quality should be established. Utilities and other interested parties were requested to comment on ways to generally improve service rules before moving to a restructured industry. A rulemaking hearing is planned for early 1997. The PSCW is expected to issue an order on service quality for legislative review after the hearings.

* Examined the introduction of an ISO in the state of Wisconsin that effectively separates control and operation of the transmission system from the ownership of generation. At the request of the PSCW, WE, along with four other utilities (including NSP) submitted a joint proposal in May 1996 for an ISO that would have the responsibility for ensuring transmission service in the state will be conducted fairly and equitably for all parties. Three other proposals were also filed. In September 1996, the PSCW issued an order setting forth principles for an acceptable ISO ("ISO Order"). Among the principles are that the ISO would operate the transmission system, be governed by a Board of Directors not subject to control by transmission owners and be the principal transmission planner. The PSCW indicated that the preferred method of transfer of authority to the ISO is a contract with a minimum length of five years. The PSCW has indicated that it will consider the principles contained in its ISO Order as deliberations are held on the Primergy merger application. As part of the PSCW merger proceeding, WEC and NSP proposed an ISO consistent with the ISO proposal filed with the FERC in the Settlement Offer discussed above. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" above for further information about the proposed merger.

MPSC Electric Utility Industry Investigation: In December 1996, the staff of the MPSC issued a proposal to restructure that state's electric utility industry. If adopted, the plan would allow all consumers to be able to choose their electric supplier by the year 2004. The proposal supports development of a lower Michigan ISO using FERC principles to ensure non-discriminatory access and continued reliability. The Michigan ISO could later be involved with a regional ISO if determined to provide substantive benefit to Michigan customers. Based upon comments received in January 1997, the MPSC has requested further input on several implementation issues and will hold additional public hearings in March and April 1997.

Midwest ISO: WE is one of twenty-five utilities who are participating in the formation of a Midwest ISO which would be responsible for ensuring nondiscriminatory open transmission service access and the planning and security of the combined bulk transmission systems of the utilities. These utilities are all transmission facility owners within the East Central Area Reliability Council ("ECAR") or the Mid-America Interconnected Network ("MAIN"). In its Wisconsin statewide ISO Order, the PSCW did not specifically address how the Wisconsin ISO might be merged into the regional Midwest ISO once it was formed. Plans for the Midwest ISO are expected to be filed with the FERC in the summer of 1997 and would be implemented in stages after acceptance by the FERC.

FERC Open Access Transmission Ruling: As a result of the Energy Policy Act of 1992, the FERC issued in April 1996 two orders relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. The ruling is intended to create a more competitive wholesale electric power market.

The first order, Order No. 888, requires public utilities owning, controlling or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service provided to themselves and requires the use of the tariffs for their own wholesale energy sales and purchases. Order No. 888 also provides for the full recovery of "stranded costs" that were prudently incurred to serve power customers and that could go unrecovered if wholesale customers use open access to move to another electric energy supplier. In July 1996, WE submitted to the FERC a transmission tariff in connection with Order No. 888. WE's filing includes terms and conditions of network transmission service and point-to-point transmission service, including ancillary services. The rate related aspects of the tariff were accepted by the FERC in a June 1996 settlement agreement regarding WE's preexisting transmission service tariffs. All other aspects of the tariff followed the FERC pro-forma tariff and were accepted by the FERC.

The second order, Order No. 889, works to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using transmission to sell power. Order No. 889 establishes standards of conduct and requires that a public utility's merchant function rely on the same electronic information network that its transmission customers rely on to obtain information about its transmission system when buying or selling power.

On March 3, 1997, the FERC reaffirmed and clarified these orders with the issuance of Order No. 888a.

WE has advocated open access to transmission facilities as a necessary step in the competitive restructuring of the electric utility industry and does not believe that the ruling by the FERC will have a detrimental effect on its financial position or results of operations. The open access transmission orders became effective in mid-1996.

In its open access transmission ruling, the FERC encouraged utilities to consider ISOs such as the Wisconsin statewide and Midwest ISOs noted above as a tool to meet the demands of a competitive market for electric energy.

Wholesale Competition: Wholesale sales of electric energy accounted for 5.0%, 5.6% and 6.2% of WE's total Electric Operating Revenues in 1996, 1995 and 1994, respectively. WE attributes the decrease over this three year period in part to the increasingly competitive market for electric wholesale customers. In response to competition, WE renegotiated long-term power sales contracts with its municipal and rural electric cooperative wholesale customers during 1995 and 1996. The renegotiated contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. Two wholesale customers, representing 24 MW, chose to obtain their power supplies from other suppliers, with their contracts phasing out between 1997 and 1998. As a result of the renegotiated and lost contracts, WE anticipates that electric wholesale revenues will continue to decrease slightly in 1997 and 1998. WE expects to continue to provide transmission service to the customers who did not renew their contracts.

PSCW Natural Gas Utility Industry Investigation: The PSCW continued a generic investigation of the natural gas industry in Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. In response to a November 1996 PSCW order, WE will file a revised gas cost recovery mechanism ("GCRM") by July 1, 1997. In accordance with that order, GCRMs must either be an incentive type or modified dollar-for-dollar type, both of which will include after-the-fact prudence reviews by the PSCW. After WE files and receives PSCW approval for the new GCRM, WE will be able to assess the level of risk. The Company does not expect that a major portion of gas costs that are currently passed through to customers will be subject to risk under any GCRM that will be filed later this year.

The PSCW has also issued Standards of Conduct applicable to opportunity sales. Opportunity sales are described as the sales of underutilized capacity and supply entitlements that become periodically available because of the variable daily and seasonal needs of customers. These Standards of Conduct are intended to ensure that all interested market participants have an opportunity to purchase released capacity and supply and that the releasing utility receives the highest price for the sale, given the specific circumstances. Additional restrictions become applicable if a gas utility has a marketing affiliate.

Electric Sales and Gas Deliveries Outlook

Assuming moderate growth in the economy of its service territory and normal weather, WE presently anticipates total electric kilowatt-hour sales to grow at a compound annual rate of approximately 2.1% over the five-year period ending December 31, 2001. WE forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.9% over the same five-year period. These forecasts are subject to a number of variables, including among others the economy, weather and the restructuring of the electric and gas utility industries, which may affect the actual growth in sales. These estimates do not reflect the operations of NSP, which will become a part of Primergy after consummation of the Transaction. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" above.

New Gas Service Proposal: On February 14, 1997, WE filed revised plans with the PSCW to expand natural gas service to more than 4,800 potential customers in northeastern Wisconsin. The project will involve the installation of more than 350 miles of new gas main and is one of the largest proposed new franchise territory expansion efforts in recent Wisconsin history. Wisconsin Public Service Corporation ("WPS"), an unaffiliated investor-owned utility in Green Bay, Wisconsin, filed a competing application to serve a portion of the area for which WE originally filed. WE and WPS have reached an agreement that resolves which company will serve in areas that both companies initially filed to serve. A number of approvals must be granted before the project can continue, including receiving approval from the PSCW. The Wisconsin Propane Gas Association has intervened in the case and has requested that the PSCW hold a hearing. The hearing is scheduled for April 1997. Once all approvals are received, WE expects to begin contacting potential customers in the second half of 1997.

Proposed Acquisition of ESELCO, Inc.: ESELCO, Inc., parent company of Edison Sault Electric Company ("Edison Sault"), and WEC announced on March 25, 1997, that they had entered into a letter of intent setting forth the preliminary terms of the potential acquisition of ESELCO, Inc. by WEC. All outstanding shares of ESELCO, Inc. common stock would be converted into shares of WEC common stock based on a value of $44.50 for each share of ESELCO, Inc. common stock in a transaction proposed to be structured as a tax-free reorganization and accounted for as a pooling of interests. The total purchase price would be approximately $71 million. The exact number of shares of WEC common stock to be issued in the transaction would be determined by dividing $44.50 by the average closing prices of WEC common stock during a specified period prior to closing.

Consummation of the proposed transaction is contingent upon several conditions including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and the shareholders of ESELCO, Inc., receipt of all appropriate regulatory approvals, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the WEC shares to be issued in the transaction and other customary conditions. There can be no assurance as to the final terms of the proposed transaction, or that the conditions will be satisfied, or that the proposed transaction will be consummated.

Edison Sault is an electric utility which serves approximately 22,000 residential, commercial and industrial customers located in Michigan's eastern Upper Peninsula. ESELCO, Inc. is traded under the symbol EDSE on the NASDAQ National Market.

Effects of Weather

By the nature of its utility business segments, WEC's and WE's earnings are sensitive to weather variations from period to period. Variations in winter weather affect heating load for both the gas and electric utility. Variations in summer weather affect cooling load for the electric utility as well as therm deliveries to gas fired electric generating customers. The table below summarizes weather in WE's service territory as measured by degree days for each of the three years ended December 31, 1996.

==============================================================================
                                               % Change              % Change
                                                 1995                  1994
 Degree Days                 1996      1995     to 1996      1994     to 1995
 ----------------------     ------    ------   --------     ------   --------
 Heating (7,049 Normal)      7,469     6,833      9.3%      6,431       6.3%
 Cooling (668 Normal)          608       952    (36.1%)       877       8.6%
==============================================================================

Effects of Inflation

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

The PSCW has discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. In support of its goal to become the lowest-cost energy provider in the region and in light of the operating cost reductions expected from Revitalization discussed above, WE did not seek an increase in rates for 1994 or 1995. Discussion of rate changes for the 1997 and 1996 test years follow the table.

==============================================================================
                                   Revenue           Percent
                                   Increase         Change in        Effective
Service                           (Decrease)          Rates            Date
-------------------------        ------------       ---------        ---------
                                  (Millions)           (%)

 Retail electric, WI               $  (7.4)            (0.6)          02/18/97
 Retail gas                           (6.4)            (2.0)          02/18/97
 Steam heating                         0.1               .5           02/18/97
 Retail electric, WI                 (33.4)            (2.8)          01/01/96
 Retail electric, MI                  (1.1)            (3.3)          01/01/96
 Retail gas                           (8.3)            (2.6)          01/01/96
 Steam heating                        (0.8)            (5.1)          01/01/96
 Fuel electric, WI                   (16.2)*           (1.3)          08/04/94
==============================================================================

* The 8/4/94 fuel credit was eliminated 1/1/96 by PSCW Order.

Under the Wisconsin retail electric fuel cost adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below that range.

Due to extended outages at Point Beach and the Oak Creek Power Plant, WE has incurred and will continue to incur increased fuel costs beyond those reflected in its electric rates. In February 1997, WE filed with the PSCW a request for an increase in its electric rates to cover the increased fuel costs. The filing was made under the PSCW special rules governing fuel cost increases. Under these rules, a utility may, if allowed by the PSCW, recover a portion of the fuel cost increase. The projected fuel cost increase for WE is estimated at about $67 million of which $53 million is allocated to the Wisconsin jurisdiction. The portion of the $53 million which WE may be allowed to recover could depend upon the timing and nature of the PSCW order. It is expected that WE's rate increase request will be contested.

In December 1995, the MPSC approved the suspension of the Power Supply Cost Recovery Clause (fuel adjustment procedure) for a five-year period for Michigan retail electric customers. In the case of natural gas costs, differences between the test year estimate and the actual cost of purchased gas are accounted for through a purchased gas adjustment clause.

1997 Test Year: In an order dated February 13, 1997, the PSCW directed WE to implement rate decreases for Wisconsin retail electric and gas customers of $7.4 million or 0.6% and $6.4 million or 2.0%, respectively, on an annualized basis, and a steam rate increase of $0.1 million or 0.5% on an annualized basis. The order is effective February 18, 1997 and is based on a regulatory return on common equity of 11.8%, up from 11.3% authorized since January 1, 1996. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP.

1996 Test Year: In a letter order dated September 11, 1995, the PSCW directed WE to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33.4 million or 2.8%, $8.3 million or 2.6% and $0.8 million or 5.1%, respectively, on an annualized basis effective January 1, 1996. The order is based on a regulatory return on common equity of 11.3%, down from 12.3% authorized since 1993. Also effective January 1, 1996, the MPSC authorized WE to implement a rate decrease for Michigan non-mine retail electric customers of $1.1 million or 3.3% on an annualized basis.

Neither the 1997 nor 1996 Test Year changes reflect the proposed retail electric and gas rate reductions and freezes nor the wholesale rate reductions and freezes related to the proposed merger with NSP. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" above for a separate discussion of rate actions related to the proposed Transaction.

Regulatory Accounting: WEC's principal subsidiary, WE, operates under electric utility rates which are subject to the approval of the PSCW, MPSC and FERC, and natural gas and steam utility rates that are subject to the approval of the PSCW (see "Rates and Regulatory Matters" above). Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. At this time, WEC is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A - Summary of Significant Accounting Policies" in the NOTES TO FINANCIAL STATEMENTS for additional information.

New Accounting Pronouncements

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121") and Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 123 establishes reporting standards and an optional accounting method for stock-based employee compensation plans. The Company adopted both standards prospectively in 1996. Adoption did not have a material effect on the Company's net income or financial position.

In February 1996, FASB released for comment an exposure draft of a Proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets ("Proposed FAS"). The Proposed FAS, if issued, would require WE to recognize as a liability the present value of the estimated future total costs associated with closure or removal of certain long-lived assets and to correspondingly capitalize those costs. The capitalized costs would be depreciated to expense over the useful life of the asset. The proposed statement would become effective in 1998. This Proposed FAS would apply to decommissioning costs for Point Beach and would result in WE recording a decommissioning liability and corresponding asset as required by the pronouncement. Currently, nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units at Point Beach based on an external sinking fund method. Any changes in depreciation expense due to differing assumptions between the Proposed FAS and those currently required by the PSCW are not expected to be material and would most likely be deferrable and recoverable in rates. For additional information on the costs of decommissioning Point Beach, see "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS.

Environmental Matters

Clean Air Act: The 1990 Amendments to the Clean Air Act mandate significant nation-wide reductions in SO2 and NOx emissions to address acid rain and ground level ozone control requirements.

WE has completed the installation of continuous emission monitors at all of its facilities and installed low NOx burners on all boilers at its Oak Creek and Valley Power Plants. These actions, along with the burning of low sulfur coal meet the requirements that became effective January 1, 1995. To date, approximately $47.6 million has been spent on compliance with the 1990 amendments to the Clean Air Act.

WE elected to voluntarily bring the Valley and Port Washington Power Plants under jurisdiction of the NOx requirements of the Clean Air Act amendments of 1990, five years earlier than mandated. This was possible because these units already meet the current NOx emissions standards.

WE projects a surplus of SO2 emission allowances during Phase I and a small shortfall during Phase II, which begins in the year 2000. WE is seeking additional allowances available as a result of energy conservation programs. As an integral component of its least-cost plan, WE is active in SO2 allowance trading. Revenue from the sale of allowances is being used to offset future potential rate increases.

Additional fuel switching and the installation of NOx controls at various power plants will be required to meet the second phase of reduction requirements that become effective January 1, 2000. These costs, along with additional operating expenses, are not expected to exceed $38.0 million based on today's costs.

Manufactured Gas Plant Sites: WE is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note M - Commitments and Contingencies" in the NOTES TO FINANCIAL STATEMENTS for additional information.

Ash Landfill Sites: WE aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where WE has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. These costs are included in the environmental operating and maintenance costs of WE.

LS Power Generation Facility

In 1993, a competitive bidding process conducted by the PSCW resulted in the selection of a proposal submitted by an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"), to construct a generation facility to meet a portion of WE's anticipated increase in system supply needs. WE subsequently signed a long-term agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and placed into operation. Plant construction is currently on schedule to meet the planned start-up date of June 1, 1997. See "Note M - Commitments and Contingencies" in the NOTES TO FINANCIAL STATEMENTS for additional information about WE's long-term power purchase agreement with LS Power.


LIQUIDITY AND CAPITAL RESOURCES

Except where specifically noted, the following discussion and analysis of LIQUIDITY AND CAPITAL RESOURCES does not consider the impact of the proposed merger with NSP. See "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" above for information about the proposed merger.

Investing Activities

WEC invested a net total of $1.106 billion in its businesses during the three years ended December 31, 1996. Investments during this three-year period included approximately $957 million for construction of new or improved facilities of which $840 million was for utility projects and approximately $117 million was for non-utility projects. Additional investments during the three years ended December 31, 1996 included approximately $76 million for acquisition of nuclear fuel, $47 million for the eventual decommissioning of Point Beach and net capitalized conservation expenditures of $18 million. WEC's non-utility subsidiaries received net proceeds of $31 million during this three-year period on the disposition of various investments as part of Other Investing Activities.

Point Beach Unit 2 Steam Generators: In October 1992, WE filed an application with the PSCW for replacement of the Point Beach Unit 2 steam generators, which will allow for the unit's operation until the expiration of its operating license in 2013. In an Interim Order in February 1995, the PSCW deferred the decision on steam generator replacement until after the refueling outage in September 1995. However, the PSCW directed WE to make suitable arrangements with the fabricator of the new steam generators to allow the fabrication, delivery and replacement to proceed promptly if authorized by the PSCW. The reasonable costs of such arrangements to maintain a place in line with the fabricator would be afforded rate recovery. In May 1996, WE received a written order from the PSCW approving replacement of the steam generators at an estimated cost of $96 million. Replacement of the Unit 2 steam generators was completed in January 1997. Capital expenditures of $41.5 million and $24.6 million were made in 1996 and 1995, respectively, for replacement of the Unit 2 steam generators.

Milwaukee County Power Plant: The 11 MW Milwaukee County Power Plant supplies electricity, steam and chilled water to the hospitals and other member institutions of the Milwaukee Regional Medical Center, as well as to other large customers located on land known as the Milwaukee County Grounds. In December 1995, WE acquired the electric generation and distribution facilities in the first phase of the acquisition. The capital cost for the electric facilities was $7 million. These facilities and the new customers associated with them were integrated into WE's current electric utility operations. In December 1996, WEC acquired the steam and chilled water production and distribution facilities to complete the second phase of the purchase. Two outstanding contingencies were met prior to closing the purchase. The PSCW approved the purchase of the steam facilities, and the five largest customers signed steam and chilled water service agreements which obligate them to purchase their present and future heating and cooling requirements from WEC for a period of ten years. The capital cost for the steam facilities was approximately $21 million. WE has integrated these facilities and the associated customers into its current steam utility operations. The capital cost for the chilled water facilities was approximately $19 million. A separate subsidiary of WEC will operate the chilled water facilities as a non-regulated business.

Paris Generating Station: During 1995, WE placed in service four units, or approximately 300 megawatts of capacity, at its Paris Generating Station.
This natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin, is designed to meet peak demand requirements. Capital expenditures of $6 million, $10 million and $54 million were made during 1996, 1995 and 1994, respectively. The capital costs of the Paris facility totalled approximately $102 million.

Concord Generating Station: During 1994, WE placed in service the last two units, or approximately 150 megawatts of capacity, at its Concord Generating Station. This four unit 300 megawatt natural gas-fired combustion turbine facility, located near Watertown, Wisconsin, is designed to meet peak demand requirements. The first two units were completed in 1993. Capital expenditures of $3 million and $6 million were made during 1995 and 1994, respectively, for construction of this facility. The capital costs of the Concord facility totalled approximately $100 million.

Port Washington Power Plant Renovation: Additionally during 1994, WE completed the $107 million renovation project at its Port Washington Power Plant. The renovation work, which began in September 1991, included the installation of additional emission control equipment. Capital expenditures totaling $12 million were made during 1994 for this project.

Kimberly Cogeneration Facility: Prior to the 1993 selection of the LS Power generation facility by the PSCW discussed above in "FACTORS AFFECTING RESULTS OF OPERATIONS - LS Power Generation Facility", WE had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1994. In its order, the PSCW selected the WE project as the second place conditional project if the LS Power project did not proceed. At December 31, 1996, a net investment of approximately $65.6 million remains in Other Deferred Charges and Other Assets for the Kimberly Cogeneration Facility equipment (the "Equipment"). This balance represents costs associated with the procurement of three combustion turbines, one steam turbine and three heat recovery boilers that were acquired in order to achieve the in-service dates as agreed to in a steam service contract with Repap. See "Note M - Commitments and Contingencies" in the NOTES TO FINANCIAL STATEMENTS for further information concerning disposition of the Equipment.

Non-Utility Investments: WEC's non-utility assets amounted to approximately $304 million at December 31, 1996. WEC currently anticipates making additional non-utility investments from time to time. For additional information, see "Capital Requirements 1997-2001" below and "Note L - Information by Segments of Business" in WEC's NOTES TO FINANCIAL STATEMENTS.

Minergy Glass Aggregate Plant: Minergy Corp. ("Minergy"), a non-utility WEC subsidiary, plans to place into operation a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate will be sold into existing construction and aggregate markets and the steam will be sold to a local paper mill. The plant will result in substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy commenced construction in July 1996, with commercial operation scheduled for April 1998. The project is expected to be financed during construction through short-term borrowings. Capital expenditures totaling $14 million were made during 1996 for this facility.

Cash Provided by Operating and Financing Activities

During the three years ended December 31, 1996, cash provided by operating activities totaled $1.308 billion at WEC and $1.310 billion at WE. During this period, internal sources of funds, after the payment of dividends, provided 75% of WEC's and 82% of WE's capital requirements.

Financing activities during the three-year period ended December 31, 1996 included the issuance of approximately $506 million of long-term debt by WEC of which $480 million was issued by WE. The proceeds of these new debt issues were used to retire or refinance higher coupon debt in the amount of $223 million, to reduce net short-term borrowings in the amount of $138 million and for other general corporate purposes. WEC added $126 million of common equity from the issuance of new shares through the Company's stock plans and purchased or redeemed $5 million of preferred stock. No preferred stock was issued during this period. Dividends on WEC's common stock were $167 million, approximately $160 million and approximately $151 million during 1996, 1995 and 1994, respectively. WE paid dividends to WEC of approximately $168 million, $160 million and $151 million during 1996, 1995 and 1994, respectively, and received a total of $60 million in capital contributions from WEC during this three-year period.

In December 1996, WE and WISVEST Corporation issued promissory notes in the amount of $12.05 and $10.95 million, respectively, due 2006. The notes were issued as part of the transaction to acquire the steam and chilled water facilities from Milwaukee County. The notes have been discounted to reflect the difference between the effective interest rate of 6.36% and the stated rate of 1.93%.

In November 1996, WE issued $200 million of 6 5/8% unsecured debentures due 2006. In December 1995, WE issued $100 million of unsecured One Hundred Year 6 7/8% Debentures due 2095. Proceeds of both issues were added to WE's general funds and were applied to the repayment of short-term borrowings.

In August 1995, WE called for optional redemption $98.35 million aggregate principal amount of fixed rate tax exempt bonds issued by three political jurisdictions on WE's behalf that were secured by issues of WE's First Mortgage Bonds with terms corresponding to the tax exempt bonds called for redemption. During September and October 1995, the three political jurisdictions issued $98.35 million aggregate principal amount of new tax exempt bonds on behalf of WE, collateralized by unsecured variable rate promissory notes issued by WE, maturing between March 1, 2006 and September 1, 2030, with terms corresponding to the respective issues of the refunding tax exempt bonds. The proceeds were used to finance the optional redemptions.
The WE First Mortgage Bonds, which collateralized the redeemed tax exempt bonds, have been canceled.

The Merger Agreement, entered into by WEC and NSP, provides for restrictions on certain transactions by both the Company and NSP, including the issuance of debt and equity securities. Should circumstances arise to make such transactions necessary, NSP would need to agree to consent to any such change in the Merger Agreement.

See "Note A - Summary of Significant Accounting Policies" in WEC's NOTES TO FINANCIAL STATEMENTS for a discussion of various limitations on the ability of WE to transfer funds to WEC.

Capital Structure

WEC's and WE's capitalization at December 31 were:

==============================================================================
                                              WEC                  WE
                                       ----------------     ----------------
                                        1996      1995       1996      1995
                                       ------    ------     ------    ------
  Common Equity                         53.3%     53.8%      51.6%     52.1%
  Preferred Stock                        0.8       0.9        0.9       1.0
  Long-Term Debt
   (including current maturities)       44.0      40.8       46.1      42.3
  Short-Term Debt                        1.9       4.5        1.4       4.6
                                       ------    ------     ------    ------
                                       100.0%    100.0%     100.0%    100.0%
                                       ======    ======     ======    ======
==============================================================================

Compared to the utility industry in general, the Company has maintained a relatively high ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings and internal cash generation has provided, and should continue to provide, the Company with access to the capital markets when necessary to finance the anticipated growth in the Company's utility business. WE currently has senior secured debt ratings of AA+ by Standard & Poor's Corporation ("S&P"), Duff & Phelps Inc. and Fitch Investors Service Inc. ("Fitch") and Aa2 by Moody's Investors Service ("Moody's"). WE currently has unsecured debt ratings of AA by S&P and Duff & Phelps, Inc. and Aa3 by Moody's.

Following announcement of the Transaction, in May 1995 S&P reported that it was placing on CreditWatch with negative implications its AA+ senior secured debt and AA+ preferred stock ratings of WE and its AA senior unsecured debt rating of Wisconsin Michigan Investment Corporation, a non-utility subsidiary of WEC. S&P stated that if the Transaction is completed, the likely credit rating for the senior secured debt of WE is expected to be AA or AA-. As part of its rating process, S&P intends to review the financial and operating plans of the merged utilities. Also in May 1995, citing WE's continued operation as a separate utility subsidiary after the Transaction, its strength within its rating category and its strong capital structure, Moody's confirmed its Aa2 first mortgage bond rating of WE. On December 5, 1995, Fitch changed WE's credit trend from "stable" to "declining" based upon its analysis of cash flow trends versus its standards for an AA+ rating.

At year-end 1996, WEC had $185 million of unused lines of bank credit and approximately $11 million of cash and cash equivalents, and WE had $99 million of unused lines of bank credit and approximately $2 million of cash and cash equivalents.

Capital Requirements 1997-2001

Construction Expenditures: The Company's construction expenditures for the period 1997-2001 are estimated to be $1.2 billion. Of this amount, approximately $992 million represents utility construction expenditures. 1997 utility construction expenditures are estimated to be $250 million, and include, in addition to the recurring additions and improvements to WE's distribution and transmission systems, anticipated expenditures associated with the installation of more than 350 miles of new gas main which will expand natural gas service to more than 4,800 potential customers, expenditures for the construction of approximately 250 miles of new distribution system to improve the reliability of WE's rural electric distribution system, expenditures for upgrades to environmental equipment at several of WE's fossil fueled power plants and expenditures related to upgrading computer systems to improve productivity and customer service.

Retirement of Long-term Debt Securities: The Company's capital requirements for maturing long-term debt and sinking funds total $173 million in 1997 and $179 million for the period 1998-2001. Included in the above amounts are WE's requirements of $167 million and $159 million, respectively. See "Note H - Long-Term Debt" in the NOTES TO FINANCIAL STATEMENTS for additional information.

Decommissioning Trust Payments: WE's estimated payments to the Nuclear Decommissioning Trust Fund ("Fund") for 1997 are $33 million. For the period 1998-2001, the combined estimated payments are $154 million. Payments to the Fund represent both the amount of annual contribution to external trust funds and the income earned on the external trust funds. WE expects to contribute $11 million to the Fund annually. See "Note F - Nuclear Operations" in the NOTES TO FINANCIAL STATEMENTS for additional information.

PSCW Advance Plans: In December 1995, the PSCW approved WE's Advance Plan 7 filing originally filed in January 1994. In addition to specifying the expectations of conservation and load management programs, the plan indicates the need for additional peaking and intermediate load capacity during the 20-year planning period. WE does not anticipate needing additional base load generation until after 2010.

In the Advance Plan process, the regulated electric utilities in Wisconsin file, for planning purposes, long-term forecasts of future resource requirements along with plans to meet those requirements, including planned implementation of energy management and conservation programs (demand-side savings). As a result of the PSCW's industry restructuring initiatives described above in "FACTORS AFFECTING RESULTS OF OPERATIONS - Industry Restructuring and Competition", future Advance Plans will be streamlined to focus primarily on the need and timing for new generation additions and transmission facilities. In a February 1997 ruling, the PSCW split the Advance Plan 8 filing into two phases. In May 1997, Wisconsin utilities will be filing twenty year forecasts of electricity demand along with data on existing generation. The PSCW will rule on this in August 1997. Phase two will be filed in January 1998 and will include generation and transmission plans. An order on Phase two is expected from the PSCW in August 1998.

Capital Resources

The Company expects internal sources of funds from operations to provide approximately 73% of the capital requirements for 1997. The remaining cash requirements for 1997 are expected to be met through short-term borrowings and/or the issuance of intermediate or long-term debt. Beyond 1997, capital requirements will be met principally through internally generated funds supplemented, when required, by debt and equity financing. The specific form, amount and timing of securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions and other factors.

On September 1, 1996, WEC resumed issuing new shares of common stock through the Company's stock plans. Between January 1, 1996 and August 31, 1996, WEC purchased shares required for the plans on the open market. From September 1996 through December 1996, WEC issued 859,458 new shares of common stock through the Company's stock plans and received proceeds of approximately $23 million.



CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; NRC operating regulatory changes related to Point Beach; or the siting approval process for new generating and transmission facilities.

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

* Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the FASB and the SEC.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

*    Changes in social attitudes regarding the utility and power industries.

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and customers; or environmental and energy regulations.

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

* Additional regulation to which Primergy will be subject as a registered public utility holding company under PUHCA, in contrast to the more limited impact of PUHCA upon WEC and NSP as exempt holding companies, and other different or additional federal and state regulatory requirements or restrictions to which Primergy and its subsidiaries may be subject as a result of the Transaction (including conditions which may be imposed in connection with obtaining the regulatory approvals necessary to consummate the Transaction such as the possible requirement to divest gas utility properties and possibly certain non-utility ventures).

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Consolidated Quarterly Financial Data" in WEC's and WE's SELECTED FINANCIAL DATA in Item 6 is incorporated herein by reference.


INDEX TO 1996 FINANCIAL STATEMENTS
                                                                       Page
Wisconsin Energy Corporation:

  Consolidated Income Statement. . . . . . . . . . . . . . . . . . . .  66
  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . .  67
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . .  68
  Consolidated Capitalization Statement. . . . . . . . . . . . . . . .  70
  Consolidated Common Stock Equity Statement . . . . . . . . . . . . .  71
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .  72
  Report of Independent Accountants. . . . . . . . . . . . . . . . . .  89

Wisconsin Electric Power Company:

  Income Statement . . . . . . . . . . . . . . . . . . . . . . . . . .  90
  Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .  91
  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . .  92
  Capitalization Statement . . . . . . . . . . . . . . . . . . . . . .  94
  Common Stock Equity Statement. . . . . . . . . . . . . . . . . . . .  95
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .  96
  Report of Independent Accountants. . . . . . . . . . . . . . . . . . 112






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                                      WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                         Year Ended December 31

                                               1996                1995                1994
                                            ----------          ----------          ----------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,393,270          $1,437,480          $1,403,562
  Gas                                          364,875             318,262             324,349
  Steam                                         15,675              14,742              14,281
                                            ----------          ----------          ----------
       Total Operating Revenues              1,773,820           1,770,484           1,742,192

Operating Expenses
  Fuel (Note F)                                295,651             303,553             285,862
  Purchased power                               36,216              41,834              42,623
  Cost of gas sold                             234,254             188,764             199,511
  Other operation expenses                     391,520             395,242             399,011
  Maintenance                                  103,046             112,400             124,602
  Revitalization (Note K)                         -                   -                 73,900
  Depreciation (Note C)                        202,796             183,876             177,614
  Taxes other than income taxes                 77,866              74,765              76,035
  Federal income tax (Note D)                  105,656             119,939             104,725
  State income tax (Note D)                     24,976              28,405              24,756
  Deferred income taxes - net (Note D)          (1,575)             (2,833)            (25,095)
  Investment tax credit - net (Note D)          (2,430)             (4,482)             (4,625)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,467,976           1,441,463           1,478,919

Operating Income                               305,844             329,021             263,273

Other Income and Deductions
  Interest income                               18,177              17,143              17,484
  Allowance for other funds used during
    construction (Note E)                        3,036               3,650               4,985
  Miscellaneous - net                           (2,468)             (6,497)              3,318
  Federal income tax (Note D)                    1,939               2,882               2,118
  State income tax (Note D)                       (642)               (357)               (940)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        20,042              16,821              26,965

Income Before Interest Charges
  and Preferred Dividend                       325,886             345,842             290,238

Interest Charges
  Long-term debt                               103,045             101,806             103,897
  Other interest                                 9,032              14,002               9,206
  Allowance for borrowed funds used
    during construction (Note E)                (5,529)             (5,203)             (5,084)
                                            ----------          ----------          ----------
       Total Interest Charges                  106,548             110,605             108,019

Preferred Dividend Requirement
  of Subsidiary                                  1,203               1,203               1,351
                                            ----------          ----------          ----------
Net Income                                  $  218,135          $  234,034          $  180,868
                                            ==========          ==========          ==========

Average Number of Shares of
  Common Stock Outstanding (Thousands)         110,983             109,850             108,025
                                            ==========          ==========          ==========

Earnings Per Share of Common Stock               $1.97               $2.13               $1.67
                                            ==========          ==========          ==========

The notes are an integral part of the financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended December 31
                                                       1996             1995             1994
                                                     --------         --------         --------
                                                               (Thousands of Dollars)
Operating Activities
  Net income                                         $218,135         $234,034         $180,868
  Reconciliation to cash
    Depreciation                                      202,796          183,876          177,614
    Nuclear fuel expense - amortization                21,887           22,324           21,437
    Conservation expense - amortization                22,498           21,870           20,910
    Debt premium, discount & expense - amortization     9,809           12,690           14,405
    Revitalization - net                                 (942)          (5,404)          43,860
    Deferred income taxes - net                        (1,575)          (2,833)         (25,095)
    Investment tax credit - net                        (2,430)          (4,482)          (4,625)
    Allowance for other funds used
      during construction                              (3,036)          (3,650)          (4,985)
    Change in - Accounts receivable                    (1,324)         (35,492)          11,912
                Inventories                           (30,703)           5,233           11,455
                Accounts payable                       39,921           16,713          (21,343)
                Other current assets                  (15,190)          (7,652)          (9,897)
                Other current liabilities                 295           20,769            9,509
    Other                                               4,658          (31,104)          (9,715)
                                                     --------         --------         --------
Cash Provided by Operating Activities                 464,799          426,892          416,310


Investing Activities
  Construction expenditures                          (389,194)        (271,688)        (295,769)
  Allowance for borrowed funds used
    during construction                                (5,529)          (5,203)          (5,084)
  Nuclear fuel                                        (26,053)         (23,454)         (26,351)
  Nuclear decommissioning trust                       (26,309)         (10,861)         (10,138)
  Conservation investments - net                          319            2,130          (20,823)
  Other                                                15,347             (581)          (6,519)
                                                     --------         --------         --------
Cash Used in Investing Activities                    (431,419)        (309,657)        (364,684)

Financing Activities
  Sale of - Common stock                               23,180           52,353           50,494
            Long-term debt                            238,809          234,453           32,474
  Retirement of - Preferred stock                          (1)            -              (5,250)
                  Long-term debt                      (53,356)        (134,567)         (35,434)
  Change in short-term debt                           (87,654)         (95,136)          44,769
  Dividends on stock - Common                        (167,236)        (159,688)        (150,708)
                                                     --------         --------         --------
Cash Used in Financing Activities                     (46,258)        (102,585)         (63,655)
                                                     --------         --------         --------

Change in Cash and Cash Equivalents                  $(12,878)        $ 14,650         $(12,029)
                                                     ========         ========         ========


Supplemental Information
 Cash Paid For
    Interest (net of amount capitalized)             $ 94,964         $ 99,924         $ 94,324
    Income taxes                                      103,916          146,979          145,883

The notes are an integral part of the financial statements.



                           WISCONSIN ENERGY CORPORATION

                            CONSOLIDATED BALANCE SHEET
                                    December 31

                                      ASSETS
                                                        1996          1995
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric                                           $4,725,832    $4,531,404
  Gas                                                   503,041       489,739
  Steam                                                  60,480        40,078
                                                     ----------    ----------
                                                      5,289,353     5,061,221
    Accumulated provision for depreciation           (2,441,950)   (2,288,080)
                                                     ----------    ----------
                                                      2,847,403     2,773,141
  Construction work in progress                         135,040        78,153
  Nuclear fuel - net (Note F)                            75,476        59,260
                                                     ----------    ----------
       Net Utility Plant                              3,057,919     2,910,554

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           322,085       275,125
  Conservation investments (Note A)                      92,705       115,523
  Non-utility property - net                            173,525       115,392
  Other                                                 127,908       131,918
                                                     ----------    ----------
       Total Other Property and Investments             716,223       637,958

Current Assets
  Cash and cash equivalents                              10,748        23,626
  Accounts receivable, net of allowance for
    doubtful accounts - $13,264 and $13,400             151,473       150,149
  Accrued utility revenues                              155,838       140,201
  Fossil fuel (at average cost)                         113,516        83,366
  Materials and supplies (at average cost)               70,900        70,347
  Prepayments                                            59,624        58,739
  Other                                                   3,759         5,091
                                                     ----------    ----------
       Total Current Assets                             565,858       531,519

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)            153,806       140,844
  Deferred regulatory assets (Note A)                   193,756       193,757
  Other                                                 123,276       146,103
                                                     ----------    ----------
       Total Deferred Charges and Other Assets          470,838       480,704
                                                     ----------    ----------
       Total Assets                                  $4,810,838    $4,560,735
                                                     ==========    ==========

The notes are an integral part of the financial statements.



                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                                 December 31

                        CAPITALIZATION and LIABILITIES
                                                        1996          1995
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,945,344    $1,871,265
  Preferred stock                                        30,450        30,451
  Long-term debt (Note H)                             1,416,067     1,367,644
                                                     ----------    ----------
       Total Capitalization                           3,391,861     3,269,360

Current Liabilities
  Long-term debt due currently (Note H)                 190,204        51,854
  Notes payable (Note I)                                 69,265       156,919
  Accounts payable                                      148,429       108,508
  Payroll and vacation accrued                           24,007        26,699
  Taxes accrued - income and other                       37,362        20,072
  Interest accrued                                       22,828        21,863
  Other                                                  34,923        50,191
                                                     ----------    ----------
       Total Current Liabilities                        527,018       436,106

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)            511,399       483,410
  Accumulated deferred investment tax credits            87,798        89,672
  Deferred regulatory liabilities (Note A)              175,943       167,483
  Other                                                 116,819       114,704
                                                     ----------    ----------
       Total Deferred Credits and Other
         Liabilities                                    891,959       855,269

Commitments and Contingencies (Note M)
                                                     ----------    ----------
Total Capitalization and Liabilities                 $4,810,838    $4,560,735
                                                     ==========    ==========

The notes are an integral part of the financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CAPITALIZATION STATEMENT

                                                December 31
                                                                                         1996            1995
                                                                                      ----------      ----------
                                                                                        (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 325,000,000 shares;
    outstanding - 111,678,795 and 110,819,337 shares                                  $    1,117      $    1,108
  Other paid in capital                                                                  700,080         676,909
  Retained earnings                                                                    1,244,147       1,193,248
                                                                                      ----------      ----------
       Total Common Stock Equity                                                       1,945,344       1,871,265

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,498 and 44,508 shares                       4,450           4,451
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                           26,000          26,000
                                                                                      ----------      ----------
       Total Preferred Stock (Note G)                                                     30,450          30,451

Long-Term Debt
  First mortgage bonds

  Series   Due      1996       1995        Series   Due      1996      1995
  ------   ---    --------   --------      ------   ---    --------  --------
  Wisconsin Electric Power Company
  4-1/2%   1996   $   -      $ 30,000      7-1/8%   2016    100,000   100,000
  5-7/8%   1997    130,000    130,000      6.85 %   2021      9,000     9,000
  6-5/8%   1997     10,000     10,000      7-3/4%   2023    100,000   100,000
  5-1/8%   1998     60,000     60,000      7.05 %   2024     60,000    60,000
  6-1/2%   1999     40,000     40,000      9-1/8%   2024      3,443     3,443
  6-5/8%   1999     51,000     51,000      8-3/8%   2026    100,000   100,000
  7-1/4%   2004    140,000    140,000      7.70 %   2027    200,000   200,000
                                                           --------  --------
                                                                                       1,003,443       1,033,443

Debentures (unsecured)
  Wisconsin Electric Power Company - 6-1/8% Series due 1997                               25,000          25,000
                                     6-5/8% Series due 2006                              200,000            -
                                     9.47 % Series due 2006                                7,000           7,000
                                     8-1/4% Series due 2022                               25,000          25,000
                                     6-7/8% Series due 2095                              100,000         100,000

Notes (secured)
  Wisvest Corporation - Due 2006 (Note H)                                                 10,948            -

Notes (unsecured)
  Wisconsin Electric Power Company - Variable rate due 2006                                1,000           1,000
                                     Variable rate due 2015                               17,350          17,350
                                     Variable rate due 2016                               67,000          67,000
                                     Variable rate due 2030                               80,000          80,000
                                     Due 2006 (Note H)                                    12,052            -
  Wisconsin Michigan Investment Corporation - 6.83% due 1997                               5,000           5,000
                                              5.80% due 1998                               7,000           7,000
                                              6.49% due 2000                               7,000           7,000
                                              6.66% due 2003                              10,600          10,600
                                              6.85% due 2005                              10,000          10,000
  WMF Corp. - 9.1% due 2001                                                                2,875           3,310
Obligations under capital lease - Wisconsin Electric Power Company (Note F)               42,962          43,924
Unamortized discount - net                                                               (27,959)        (23,129)
Long-term debt due currently                                                            (190,204)        (51,854)
                                                                                      ----------      ----------
       Total Long-Term Debt (Note H)                                                   1,416,067       1,367,644
                                                                                      ----------      ----------
       Total Capitalization                                                           $3,391,861      $3,269,360
                                                                                      ==========      ==========

The notes are an integral part of the financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT



                                               Common Stock
                                         -------------------------
                                                          $.01 Par     Other Paid     Retained
                                         Shares             Value      In Capital     Earnings        Total
                                         ------           -----------------------------------------------------
                                                                       (Thousands of Dollars)
Balance - December 31, 1993            106,958,167           $1,069      $574,077    $1,088,766      $1,663,912

Net income                                                                              180,868         180,868
Common stock cash dividends
  $1.39625 per share                                                                   (150,708)       (150,708)
Sale of common stock                     1,981,602               20        50,491           (17)         50,494
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1994            108,939,769            1,089       624,568     1,118,909       1,744,566

Net income                                                                              234,034         234,034
Common stock cash dividends
  $1.455 per share                                                                     (159,688)       (159,688)
Sale of common stock                     1,879,568               19        52,341            (7)         52,353
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1995            110,819,337            1,108       676,909     1,193,248       1,871,265

Net income                                                                              218,135         218,135
Common stock cash dividends
  $1.5075 per share                                                                    (167,236)       (167,236)
Sale of common stock                       859,458                9        23,171                        23,180
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1996            111,678,795           $1,117      $700,080    $1,244,147      $1,945,344
                                       ===========         ========     ==========   ===========    ===========

The notes are an integral part of the financial statements.



                                        WISCONSIN ENERGY CORPORATION

                                        NOTES TO FINANCIAL STATEMENTS

A - Summary of Significant Accounting Policies

General: The consolidated financial statements include the accounts of Wisconsin Energy Corporation ("WEC" or the "Company"); its utility subsidiary, Wisconsin Electric Power Company ("WE"); and its non-utility subsidiaries, Wisconsin Michigan Investment Corporation; Badger Service Company; Wispark Corporation; Wisvest Corporation; Witech Corporation; Minergy Corp.; Custometrics, LLC; and other non-utility companies.

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

Regulatory Assets and Liabilities: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, WE capitalizes, as regulatory assets, incurred costs which are expected to be recovered in future utility rates. WE also records, as regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future.

The following deferred regulatory assets and liabilities are reflected in the Consolidated Balance Sheet.

==============================================================================
                                                        December 31
                                                 1996                 1995
                                               --------             --------
                                                   (Thousands of Dollars)

  Deferred Regulatory Assets
    Deferred income taxes                      $154,532             $155,944
    Department of Energy assessments             29,022               31,638
    Other                                        10,202                6,175
                                               --------             --------
  Total Deferred Regulatory Assets             $193,756             $193,757
                                               ========             ========

  Deferred Regulatory Liabilities
    Deferred income taxes                      $155,720             $163,676
    Tax and interest refunds                     14,080                 -
    Other                                         6,143                3,807
                                               --------             --------
  Total Deferred Regulatory Liabilities        $175,943             $167,483
                                               ========             ========
==============================================================================

WE directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, WE capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1996 and 1995, there were $92.7 million and $115.5 million of conservation investments, respectively, on the Consolidated Balance Sheet in Other Property and Investments. Through 1995, conservation investments were charged to operating expense over a ten-year amortization period. Beginning in 1996, the capitalized conservation balance is charged to operating expense on a straight line basis over a five-year amortization period.

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


B - Mergers

Wisconsin Natural Gas Company: On January 1, 1996, the Company merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN") into WE. The accounting treatment for this merger was similar to that which would result from a pooling of interests. Where applicable, references herein to WE include WN prior to their merger.

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

In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a subsidiary of NSP, will be merged into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at December 31, 1996 of $25.7 million.

The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a pooling of interests. On September 13, 1995, stockholders of WEC and NSP voted to approve the Transaction.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. Two of four state regulatory commissions, the Michigan Public Service Commission and the North Dakota Public Service Commission, approved the Transaction during 1996. Also during 1996, the PSCW, the Minnesota Public Utilities Commission ("MPUC") and the FERC concluded hearings on the Transaction. WEC and NSP are hopeful that the PSCW, the MPUC and the FERC will rule on the Transaction in the second quarter of 1997. The PSCW, which was scheduled to rule on the Transaction in January 1997, has delayed a decision pending the results of an investigation of alleged prohibited conversations between one of the PSCW commissioners and WEC officials. WEC is unable to predict with certainty when the PSCW will rule on the Transaction, but is hopeful that the investigation will be completed by early in the second quarter of 1997. In late March 1997, the MPUC indicated that in April 1997 it would decide whether to adopt procedures in connection with its decision on the Transaction that include additional public hearings as well as additional written comments. If additional hearings or written comments are necessary, final deliberations in this matter would be scheduled for late June or early July 1997. Remaining regulatory applications and filings have either been submitted or approved.

The goal of WEC and NSP was to complete the Transaction by January 1, 1997. However, because all necessary regulatory approvals were not obtained by the end of 1996, the Transaction was not completed in 1996. WEC and NSP continue to pursue regulatory approvals, without unacceptable conditions, to facilitate completion of the Transaction as soon as possible in 1997.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of December 31, 1996, WEC has deferred approximately $26.7 million related to the Transaction as a component of Deferred Charges and Other Assets-Other, including $11.3 million of transaction costs and $15.4 million of costs to achieve the merger.

The following summarized Primergy unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSP to give effect to the Transaction and should be read in conjunction with the historical consolidated financial statements and related notes thereto of WEC and NSP. A $154 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma financial information. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at December 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

==============================================================================
 Primergy Corporation                                            Unaudited
                                    WEC             NSP          Pro Forma
                               (As Reported)   (As Reported)     Combined
                               -------------   -------------   -------------
                                   (Millions, except per share amounts)
 As of December 31, 1996
   Utility plant-net               $   3,058       $   4,338       $   7,396
   Current assets                        566             797           1,363
   Other assets *                      1,187           1,502           2,535
                                 -----------     -----------     -----------
      Total Assets                 $   4,811       $   6,637       $  11,294
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,946       $   2,136       $   4,082
   Preferred stock and premium            30             240             270
   Long-term debt                      1,416           1,593           3,009
                                 -----------     -----------     -----------
      Total Capitalization             3,392           3,969           7,361
   Current liabilities                   527           1,236           1,763
   Other liabilities *                   892           1,432           2,170
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,811       $   6,637       $  11,294
                                 ===========     ===========     ===========

 For the Year Ended
  December 31, 1996
   Utility Operating Revenues      $   1,774       $   2,654       $   4,428
   Utility Operating Income        $     306       $     366       $     672
   Net Income, after Preferred
     Dividend Requirements         $     218       $     262       $     480
   Earnings per Common Share
     As Reported                   $    1.97       $    3.82             -
     Primergy Shares                     -               -         $    2.16
==============================================================================

* Includes a $154 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.


C - Depreciation

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.1% in 1996, 3.8% in 1995 and 3.9% in 1994. Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


D - Income Taxes

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.


==============================================================================
                                          1996         1995         1994
                                        --------     --------     --------
                                              (Thousands of Dollars)

  Current tax expense                   $129,335     $145,819     $128,303
  Investment tax credit-net               (2,430)      (4,482)      (4,625)
  Deferred tax expense                    (1,575)      (2,833)     (25,095)
                                        --------     --------     --------
     Total Tax Expense                  $125,330     $138,504     $ 98,583
                                        ========     ========     ========
  Income Before Income Taxes
    and Preferred Dividend              $344,668     $373,741     $280,802
                                        ========     ========     ========
  Expected tax at federal
    statutory rate                      $120,634     $130,809     $ 98,281
  State income tax net of
    federal tax benefit                   17,671       18,934       14,382
  Investment tax credit
    restored                              (4,509)      (4,482)      (4,625)
  Other (no item over
    5% of expected tax)                   (8,466)      (6,757)      (9,455)
                                        --------     --------     --------
     Total Tax Expense                  $125,330     $138,504     $ 98,583
                                        ========     ========     ========
==============================================================================

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109.

==============================================================================
                                                      December 31
                                               1996                 1995
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 41,066             $ 43,759
    Construction advances                      45,906               43,052
    Other                                      66,834               54,033
                                             --------             --------
  Total Deferred Income Tax Assets           $153,806             $140,844
                                             ========             ========
  Deferred Income Tax Liabilities
    Property related                         $484,199             $449,244
    Conservation investments                   16,827               25,775
    Other                                      10,373                8,391
                                             --------             --------
  Total Deferred Income Tax Liabilities      $511,399             $483,410
                                             ========             ========
==============================================================================

As detailed in Note A, WE has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues.


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

As approved by the PSCW, AFUDC was capitalized on 50% of construction work in progress ("CWIP") at a rate of 10.17% during 1996. Prior to 1996, utility rates approved by the PSCW provided for a current return on investment for selected long-term projects included in CWIP. AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1995 and 1994.


F - Nuclear Operations

Point Beach Nuclear Plant: WE operates two 500 megawatt electric generating units at its Point Beach Nuclear Plant ("Point Beach"). During 1996, Point Beach accounted for 25.4% of WE's net electric generation. The current operating licenses for the two units at Point Beach expire in 2010 and 2013 for Units 1 and 2, respectively.

In May 1996, WE received a written order from the PSCW ("PSCW Order") approving replacement of the Unit 2 steam generators and reaffirming its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry storage of spent fuel at Point Beach. In July 1996, the PSCW denied a petition for rehearing filed by intervenors in the proceeding.

Failure by the PSCW to approve the steam generator replacement and reaffirm authorization for the ISFSI would have jeopardized the continued operation of Point Beach. The Unit 2 replacement steam generators were necessary due to the degradation of tubes within the steam generators and will permit operation of Unit 2 at least until its current operating license expires. The steam generator replacement was completed in January 1997. Subject to approval by the United States Nuclear Regulatory Commission ("NRC"), WE expects to restart Unit 2 in the second quarter of 1997. The ISFSI provides interim dry storage of spent fuel from Point Beach until the United States Department of Energy ("DOE") takes ownership of and removes spent fuel under an existing contract mandated by the Nuclear Waste Policy Act of 1982. The ISFSI is necessary because the spent fuel pool inside the plant is nearly full. Construction of the ISFSI was completed in 1995.

In August 1996, a group of intervenors in the PSCW Order proceedings filed in Dane County Circuit Court a petition for judicial review of the PSCW Order. The petition seeks reversal of the PSCW Order and a remand to the PSCW directing it to deny WE's request for authorization to replace the steam generators and to construct the ISFSI, or in the alternative, to correct the alleged errors in the PSCW Order. WE has intervened in the proceeding to vigorously oppose the petition. Final briefs have been filed in the proceeding, and WE is awaiting a decision by the court on the petition.

Two storage casks have been loaded with spent fuel and transferred to the ISFSI. During loading of a third cask in May 1996, hydrogen gas was ignited within the cask. Cask loading has been halted until actions are implemented by WE to prevent recurrence of such an event and until the NRC has reviewed and accepted such actions. WE hopes to receive agreement from the NRC that WE may resume loading of the casks in the summer of 1997.

In December 1996, WE paid the NRC $325,000 in civil penalties for performance deficiencies and violations of NRC requirements in various plant activities. In January 1997, the NRC informed WE of additional potential violations observed during a special inspection that could result in further civil penalties. Also, the NRC sent a letter on January 27, 1997 notifying WE of its assessment that Point Beach has experienced a recent declining trend in performance based upon these inspections and other ongoing regulatory interactions. The NRC issues trend letters to provide an early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. The NRC acknowledged in the letter that WE has made improvements in the identification and resolution of specific problems.

In early October 1996, the NRC requested all nuclear reactor licensees in the United States to describe the processes used to ensure the adequacy and integrity of the licensees' design bases for their plants and to ensure the plants continue to be operated and maintained in accordance with the design bases. WE responded to the NRC in February 1997.

Nuclear Fuel: WE has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust"), which is treated as a capital lease. The nuclear fuel is leased for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel.

Provided below is a summary of nuclear fuel investment at December 31 and interest expense for the respective years on the nuclear fuel lease.

==============================================================================
                                                1996      1995      1994
                                              --------  --------  --------
                                                 (Thousands of Dollars)
  Nuclear Fuel
    Under capital lease                       $100,952  $ 89,840
    Accumulated provision for amortization     (61,408)  (50,532)
    In process/stock                            35,932    19,952
                                              --------  --------
  Total Nuclear Fuel                          $ 75,476  $ 59,260
                                              ========  ========

  Interest Expense on Nuclear Fuel Lease      $  2,332  $  2,401  $  1,896
==============================================================================

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

============================================================================
                                                 (Thousands of Dollars)

           1997                                         $ 19,141
           1998                                           15,823
           1999                                            7,011
           2000                                            3,356
           2001                                              418
                                                        --------
     Total Minimum Lease Payments                         45,749
     Less: Interest                                       (2,787)
                                                        --------
     Present Value of Net Minimum Lease Payments        $ 42,962
                                                        ========
==============================================================================


The estimated cost of disposal of spent fuel based on a contract with the DOE is included in nuclear fuel expense.

The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments to utilities. As of December 31, 1996, WE has on its books a remaining estimated liability equal to the projected special assessments of $26.8 million. A corresponding deferred regulatory asset is detailed in Note A.

Effective in 1997, the PSCW has disallowed the recovery of D&D Fund assessments in Wisconsin utility retail rates as a result of a decision by the U.S. Court of Federal Claims in "Yankee Atomic Electric Company v. The United States" ("Yankee Atomic") in which the court ruled that the payments were unlawful. WE has a similar contract with the DOE. The PSCW expects that the DOE will eventually refund the D&D Fund assessments paid by the affected utilities but has stated that it would be appropriate that WE be reimbursed if the Yankee Atomic decision is overturned or modified. The amount of the assessments related to the PSCW's rate jurisdiction is approximately 85% of the assessments or $2.6 million in 1997 and will remain as a deferred regulatory asset. Remaining allowable costs will be amortized to nuclear fuel expense and included in utility rates over the next 11 years.

Nuclear Insurance: The Price-Anderson Act ("Act") provides an aggregate limitation of $8.9 billion on public liability claims arising out of a nuclear incident. WE has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79.3 million per reactor (WE owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, WE could be assessed a maximum of approximately $3.0 million per reactor.

WE has property damage, decontamination and decommissioning insurance totaling $1.5 billion for loss from damage at Point Beach with Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). Under the NML and NEIL policies, WE has a potential maximum retrospective premium liability per loss of $5.4 million and $7.0 million, respectively.

WE also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at Point Beach. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 80% of the amounts during the second and third years. Under the policy, WE's maximum retrospective premium liability is approximately $7.8 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect WE from material adverse impact.

Nuclear Decommissioning: Subject to resolution of the Point Beach Unit 2 steam generator replacement and ISFSI matters described above, WE expects to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1996 dollars is $379 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.7 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units following an external sinking fund method. In 1996, WE increased its funding levels based on a site specific estimate as required by the PSCW. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. WE believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, WE's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value.

==============================================================================
                                                1996      1995      1994
                                              --------  --------  --------
                                                 (Thousands of Dollars)

  Decommissioning costs                       $ 15,418  $  3,456  $  3,456
  Earnings                                      10,891     7,405     6,682
                                              --------  --------  --------
     Depreciation Expense                     $ 26,309  $ 10,861  $ 10,138
                                              ========  ========  ========

  Total costs accrued to date                 $261,729  $235,420
  Unrealized gain                               60,356    39,705
                                              --------  --------
     Accumulated Provision for Depreciation   $322,085  $275,125
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


H - Long-Term Debt

The maturities and sinking fund requirements through 2001 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note F) at December 31, 1996 are shown below.

==============================================================================
                                                 (Thousands of Dollars)

               1997                                     $173,475
               1998                                       70,520
               1999                                       94,570
               2000                                       10,625
               2001                                        3,685
==============================================================================

Sinking fund requirements for the years 1997 through 2001, included in the table above, are $17.9 million. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

The fair value of the Company's long-term debt was $1.6 billion and $1.5 billion at December 31, 1996 and 1995, respectively. The fair value of WE's first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for the Company's unsecured notes. The fair value of WE's obligations under capital lease is the market value of the Trust's commercial paper.

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

In November 1996, WE issued $200 million of 6 5/8% unsecured debentures due 2006. In December 1995, WE issued $100 million of unsecured One Hundred Year 6 7/8% Debentures due 2095. Proceeds of both issues were added to WE's general funds and were applied to the repayment of short-term borrowings.

In December 1996, WE and Wisvest Corporation issued promissory notes in the amount of $12.05 million and $10.95 million, respectively, due 2006. The notes were issued as part of the transaction to acquire the steam and chilled water facilities from Milwaukee County. The notes have been discounted to reflect the difference between the effective interest rate of 6.36% and the stated rate of 1.93%. This discount will be amortized over the life of the notes using the effective interest method.

At December 31, 1996, the interest rate for the $67 million variable rate note due 2016 was 4.15% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 4.20%.


I - Notes Payable

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

==============================================================================
                                  1996                        1995
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

  Banks                   $ 34,370     6.30%         $107,110       5.80%
  Commercial paper          34,895     5.59%           49,809       5.88%
                          --------                   --------
                          $ 69,265                   $156,919
                          ========                   ========
==============================================================================

Unused lines of credit for short-term borrowing amounted to $185.4 million at December 31, 1996. In support of various informal lines of credit from banks, WEC subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - Pension Plans

Prior to 1996, WE had several defined benefit noncontributory pension plans covering all eligible employees. Pension benefits were based on years of service and the employee's compensation. Effective January 1, 1996, plans covering all employees were converted to a single defined benefit noncontributory cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of annual plan wages, a credit based upon WE's annual financial performance and individual account-based interest credits. Lump sum payout at termination of employment or retirement is available. Each employee's opening account balance was based on accrued pension benefits as of December 31, 1994 and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum amount was credited for an additional transition credit based on age and years of service. The cash balance plan includes a grandfather clause, where employees who retire during the 15 years following January 1, 1996 receive the greater of pension benefits calculated under their original pension plan or under the cash balance plan.

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

==============================================================================
Pension Cost calculated per FAS 87 *            1996       1995       1994
----------------------------------            --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Pension Cost,
 Year Ended December 31
  Cost of pension benefits earned by
   employees                                  $  9,912   $  8,985   $ 10,933
  Interest cost on projected benefit
   obligation                                   41,454     41,586     38,736
  Actual (return) loss on plan assets          (85,141)  (136,243)     7,634
  Net amortization and deferral                 34,600     88,493    (52,180)
                                              --------   --------   --------
Total pension cost calculated
under FAS 87                                  $    825   $  2,821   $  5,123
                                              ========   ========   ========
Actuarial Present Value of Accumulated
 Benefit Obligation, at December 31
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $560,801   $543,371
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                         14,741     12,651
                                              --------   --------
Total obligation                              $575,542   $556,022
                                              ========   ========
Funded Status of Plans: Pension Assets and
 Obligations at December 31
  Pension assets at fair market value         $687,482   $637,529
  Projected benefit obligation
   at present value                           (601,213)  (584,785)
  Unrecognized transition asset                (19,566)   (22,034)
  Unrecognized prior service cost               36,027     23,194
  Unrecognized net gain                        (96,344)   (54,780)
                                              --------   --------
Projected status of plans                     $  6,386   $   (876)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money            7.75       7.25       8.25
  Assumed rate of increase in
   compensation levels                           4.75 to    4.75       5.0
                                                 5.0
  Expected long-term rate of return
   on pension assets                             9.0        9.0        9.0
==============================================================================

* Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("FAS 87").


K - Benefits Other Than Pensions

Postretirement Benefits: Effective in 1993, the Company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106") and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation.

WE sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is reduced upon retirement.

Employees' Benefit Trusts ("Benefit Trusts") are used to fund a major portion of postretirement benefits. The funding policy for the Benefit Trusts is to maximize tax deductibility. The majority of the Benefit Trusts' assets are mutual funds.

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106                         1996       1995       1994
-------------------------------------------   --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Postretirement
 Benefit Cost, Year Ended December 31
  Cost of postretirement benefits
   earned by employees                        $  2,436   $  2,276   $  2,653
  Interest cost on projected
   benefit obligation                           10,456     10,458     10,148
  Actual return on plan assets                  (5,938)   (12,598)    (3,893)
  Net amortization and deferral                  6,745     13,951      5,648
                                              --------   --------   --------
Total postretirement benefit cost
  calculated under FAS 106                    $ 13,699   $ 14,087   $ 14,556
                                              ========   ========   ========
Funded Status of Plans: Postretirement
 Obligations and Assets at December 31
  Accumulated Postretirement Benefit
  Obligation at December 31
   Retirees                                   $(92,417)  $(92,746)
   Fully eligible active plan participants      (9,938)   (10,304)
   Other active plan participants              (40,428)   (41,732)
                                              --------   --------
  Total obligation                            (142,783)  (144,782)
  Postretirement assets at
   fair market value                            49,424     45,086
                                              --------   --------
  Accumulated postretirement benefit
   obligation in excess of plan assets         (93,359)   (99,696)
  Unrecognized transition obligation            78,239     83,268
  Unrecognized prior service cost               (1,038)    (1,279)
  Unrecognized net gain                        (14,583)    (6,102)
                                              --------   --------
Accrued Postretirement Benefit Obligation     $(30,741)  $(23,809)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money             7.75       7.25       8.25
  Assumed rate of increase in
   compensation levels                            4.75 to    4.75       5.0
                                                  5.0
  Expected long-term rate of return
   on postretirement assets                       9.0        9.0        9.0
  Health care cost trend rate                    10.0 declining to
                                                  5.0 in year 2002
==============================================================================

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $8.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

Revitalization: In the first quarter of 1994, WE recorded a $73.9 million charge related to its revitalization program. The 1994 charge included $37.5 million for Early Retirement Incentive Packages ("ERIP") and $25 million for Severance Packages ("SP"). These plans were used to reduce employee staffing levels. ERIP provided for a monthly income supplement ("ERIP Supplement"), medical benefits and waiver of an early retirement pension reduction. The SP included a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. Availability of these plans to various bargaining units was based upon agreements made between WE and the bargaining units. These plans were available to most management employees but not to elected officers.

Under ERIP, 403 employees elected to retire in 1994. Under SP, 651 and 75 employees enrolled in 1994 and 1995, respectively. ERIP Supplement costs are paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs were paid from general corporate funds. The ultimate timing of cash flows for ERIP Supplement costs depends upon the funding limitations of WE's pension plans. With the exception of ERIP Supplement costs, approximately $35.8 million have been paid against the revitalization liability through December 31, 1996 and no liability remains outstanding at December 31, 1996.

Omnibus Stock Incentive Plan: A stockholder-approved Omnibus Stock Incentive Plan ("Plan") enables the Company to provide a long-term incentive, through equity interests in WEC, to selected officers and key employees. The Plan provides for the granting of stock options, stock appreciation rights ("SARS"), stock awards and performance units over a period of no more than ten years. Awards under the Plan may be paid in common stock, cash or a combination thereof. Four million shares of common stock have been reserved under the Plan. The exercise price of a stock option will not be less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date.

Effective for 1996, WEC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and will continue to apply the intrinsic value method of accounting for awards under the Plan as required by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If WEC had adopted the optional FAS 123 accounting method for Plan awards as of the beginning of 1995, the effect on net income and earnings per share for 1996 and 1995 would have been immaterial.

The following is a summary of stock options issued through December 31, 1996 under the Plan.

  =========================================================================================================
                                            1996                     1995                     1994
                                    --------------------     --------------------     --------------------
                                                Weighted                 Weighted                 Weighted
                                                Average                  Average                  Average
                                    Number of   Exercise     Number of   Exercise     Number of   Exercise
                                     Options     Price        Options     Price        Options     Price
                                    ---------   --------     ---------   --------     ---------   --------
   Outstanding at January 1           335,500    $28.832       145,500    $27.061        64,250    $27.375
   Granted                            210,900    $26.813       190,000    $30.188        81,250    $26.813
   Forfeited                          (22,500)   $28.400          -          -             -          -
                                    ---------                ---------                ---------
   Outstanding at December 31         523,900    $28.038       335,500    $28.832       145,500    $27.061
                                    =========                =========                =========
  =========================================================================================================

As of December 31, 1996, the 523,900 options outstanding under the Plan are exercisable at per share prices of between $26.813 and $30.188 with a weighted average remaining contractual life of 9.04 years. These options are exercisable four years after the grant date with an exercise period of ten years from the grant date. The earliest year in which any of the options can be exercised is 1997.

Each stock option includes performance units based on contingent dividends for four years from the date of grant. Payment of these dividends depends on the achievement of certain performance goals. No SARS or stock awards have been granted and no performance units have been earned to date.


L - Information By Segments of Business

WEC is a holding company with subsidiaries in utility and non-utility businesses. The Company's principal business segments include electric, gas and steam utility operations. The electric utility generates, transmits, distributes and sells electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in three service areas in southeastern, east central and western Wisconsin that are largely within the electric service area. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee area. Principal non-utility lines of business include real estate investment and development in the State of Wisconsin as well as venture capital investments in Wisconsin and the Upper Peninsula of Michigan. The following summarizes the business segments of the Company.

==============================================================================
Year ended December 31                       1996        1995        1994
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,393,270  $1,437,480  $1,403,562
  Operating income before income taxes       380,376     419,271     329,216
  Depreciation                               183,159     164,789     159,414
  Construction expenditures                  272,838     223,723     244,718

Gas Operations
  Operating revenues                         364,875     318,262     324,349
  Operating income before income taxes        47,720      47,022      30,993
  Depreciation                                18,246      17,722      16,856
  Construction expenditures                   22,851      24,851      25,481

Steam Operations
  Operating revenues                          15,675      14,742      14,281
  Operating income before income taxes         4,375       3,757       2,825
  Depreciation                                 1,391       1,365       1,344
  Construction expenditures                   21,651         206       1,213

Consolidated
  Operating revenues                       1,773,820   1,770,484   1,742,192
  Operating income before income taxes       432,471     470,050     363,034
  Depreciation                               202,796     183,876     177,614
  Construction expenditures
    (including non-utility)                  389,194     271,688     295,769

Other Information
  Non-utility Net Income
    Real estate activities                $    8,820  $    3,583  $    2,768
    Venture capital and other                   (797)     (9,013)     (2,303)

At December 31
--------------
Net Identifiable Assets *
  Electric                                $3,646,997  $3,449,822  $3,411,512
  Gas                                        400,582     376,536     357,242
  Steam                                       46,499      25,214      25,315
  Non-utility
   Real estate activities                    200,603     175,746     148,401
   Venture capital and other                  89,358      55,661      56,215
                                          ----------  ----------  ----------
Total Identifiable Assets                  4,384,039   4,082,979   3,998,685
  Other corporate assets **                  426,799     477,756     409,574
                                          ----------  ----------  ----------
Total Consolidated Assets                 $4,810,838  $4,560,735  $4,408,259
                                          ==========  ==========  ==========
==============================================================================
 *  Prior years restated to reflect change in presentation.
 ** Primarily includes other property and investments, materials and supplies and deferred charges and other assets.


M - Commitments and Contingencies

Purchase Power Commitment: To meet a portion of WE's anticipated increase in future system energy supply needs, WE has entered into a 25 year power purchase contract with an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"). The contract is contingent upon the generating facility achieving commercial operation. Plant construction is currently on schedule to meet the planned start-up date of June 1, 1997. The contract includes no minimum take provisions for energy. WE's estimated discounted unconditional obligations under the terms of the contract at December 31, 1996 are:

============================================================================
                                            (Thousands of Dollars)

                1997                               $ 17,000
                1998                                 30,000
                1999                                 31,000
                2000                                 32,000
                2001                                 33,000
          Later Years                               815,000
                                                   --------
          Total Minimum Obligations                 958,000
          Less: Interest                           (569,000)
                                                   --------
          Total at Present Value                   $389,000
                                                   ========
==============================================================================

Kimberly Cogeneration Facility: In 1993, a competitive bidding process conducted by the PSCW resulted in selection of a proposal submitted by LS Power to construct the generating facility discussed in Purchase Power Commitment above. Prior to the 1993 selection of the LS Power generating facility by the PSCW, WE had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1994. In its order, the PSCW selected the WE project as the second place conditional project if the LS Power project did not proceed. At December 31, 1996, a net investment of approximately $65.6 million remains in Other Deferred Charges and Other Assets for the Kimberly Cogeneration Facility equipment (the "Equipment"). This balance represents costs associated with the procurement of three combustion turbines, one steam turbine and three heat recovery boilers that were acquired in order to achieve the in-service dates as agreed to in a steam service contract with Repap.

The Company is continuing to review other options for use or sale of the Equipment, which is a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. The Company is investigating opportunities to sell the Equipment or to use it in another power project and is currently negotiating a power project involving the Equipment. At this time, the Company does not believe that disposition of the Equipment will have a material adverse effect on its financial condition. However, there is a possibility that WE may need to recognize an impairment of the Equipment in the future should the project noted above not occur and should no other viable sales opportunities and/or power projects involving the Equipment be identified.

Manufactured Gas Plant Sites: WE continues a voluntary program to investigate the remediation of a number of former manufactured gas plant ("MGP") sites. Approximately $1.7 million has been expended through December 31, 1996 for such activities. Future remediation costs to be incurred through the year 2001 have been estimated to be $12 million, but the actual costs are uncertain pending the result of further site specific investigation and the selection of site specific remediation. In its February 13, 1997 rate order, the PSCW amplified its position on the recovery of MGP remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle and WE's proposed merger related rate freeze, the timing and magnitude of remediation expenditures, and their recovery during the period to 2001, may be affected.

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1997-2001."





                                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) appearing in Item 14 of this report present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 29, 1997



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                                   WISCONSIN ELECTRIC POWER COMPANY

                                           INCOME STATEMENT

                                        Year Ended December 31

                                               1996                1995                1994
                                            ----------          ----------          ----------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,393,270          $1,437,480          $1,403,562
  Gas                                          364,875             318,262             324,349
  Steam                                         15,675              14,742              14,281
                                            ----------          ----------          ----------
       Total Operating Revenues              1,773,820           1,770,484           1,742,192

Operating Expenses
  Fuel (Note F)                                295,651             303,553             285,862
  Purchased power                               36,216              41,834              42,623
  Cost of gas sold                             234,254             188,764             199,511
  Other operation expenses                     391,520             395,242             399,011
  Maintenance                                  103,046             112,400             124,602
  Revitalization (Note K)                         -                   -                 73,900
  Depreciation (Note C)                        202,796             183,876             177,614
  Taxes other than income taxes                 77,866              74,765              76,035
  Federal income tax (Note D)                  105,656             119,939             104,725
  State income tax (Note D)                     24,976              28,405              24,756
  Deferred income taxes - net (Note D)          (1,575)             (2,833)            (25,095)
  Investment tax credit - net (Note D)          (2,430)             (4,482)             (4,625)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,467,976           1,441,463           1,478,919

Operating Income                               305,844             329,021             263,273

Other Income and Deductions
  Interest income                               13,553              12,850              11,715
  Allowance for other funds used during
    construction (Note E)                        3,036               3,650               4,985
  Miscellaneous - net                           (3,642)              5,677              10,727
  Federal income tax (Note D)                     (631)               (535)             (1,504)
  State income tax (Note D)                       (570)               (370)               (589)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        11,746              21,272              25,334

Income Before Interest Charges                 317,590             350,293             288,607

Interest Charges
  Long-term debt                               100,133              99,727             102,059
  Other interest                                 7,821              11,960               7,610
  Allowance for borrowed funds used
    during construction (Note E)                (1,679)             (2,062)             (2,816)
                                            ----------          ----------          ----------
       Total Interest Charges                  106,275             109,625             106,853
                                            ----------          ----------          ----------
Net Income                                     211,315             240,668             181,754

Preferred Stock Dividend Requirement             1,203               1,203               1,351
                                            ----------          ----------          ----------
Earnings Available for Common
  Stockholder                               $  210,112          $  239,465          $  180,403
                                            ==========          ==========          ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of Wisconsin
       Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The notes are an integral part of the financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                          Year Ended December 31
                                                       1996             1995             1994
                                                     --------         --------         --------
                                                               (Thousands of Dollars)
Operating Activities
  Net income                                         $211,315         $240,668         $181,754
  Reconciliation to cash
    Depreciation                                      202,796          183,876          177,614
    Nuclear fuel expense - amortization                21,887           22,324           21,437
    Conservation expense - amortization                22,498           21,870           20,910
    Debt premium, discount & expense -
      amortization                                      9,762           12,652           14,368
    Revitalization - net                                 (942)          (5,404)          43,860
    Deferred income taxes - net                        (1,575)          (2,833)         (25,095)
    Investment tax credit - net                        (2,430)          (4,482)          (4,625)
    Allowance for other funds used
      during construction                              (3,036)          (3,650)          (4,985)
    Change in - Accounts receivable                     4,220          (32,639)           7,684
                Inventories                           (30,703)           5,233           11,455
                Accounts payable                       38,779           16,650          (20,683)
                Other current assets                  (14,297)          (4,068)          (9,878)
                Other current liabilities              (2,780)          17,097            9,980
    Other                                               5,816          (29,204)         (13,123)
                                                     --------         --------         --------
Cash Provided by Operating Activities                 461,310          438,090          410,673


Investing Activities
  Construction expenditures                          (319,832)        (248,867)        (271,448)
  Allowance for borrowed funds used
    during construction                                (1,679)          (2,062)          (2,816)
  Nuclear fuel                                        (26,053)         (23,454)         (26,351)
  Nuclear decommissioning trust                       (26,309)         (10,861)         (10,138)
  Conservation investments - net                          319            2,130          (20,823)
  Other                                                (8,211)          (4,511)         (10,205)
                                                     --------         --------         --------
Cash Used in Investing Activities                    (381,765)        (287,625)        (341,781)

Financing Activities
  Sale of long-term debt                              230,094          217,453           32,474
  Retirement of long-term debt                        (52,921)        (134,172)         (35,069)
  Change in short-term debt                          (105,304)         (91,811)          49,294
  Stockholder capital contribution                       -              30,000           30,000
  Retirement of preferred stock                            (1)            -              (5,250)
  Dividends on stock - common                        (167,889)        (159,576)        (150,951)
                     - preferred                       (1,203)          (1,203)          (1,381)
                                                     --------         --------         --------
Cash Used in Financing Activities                     (97,224)        (139,309)         (80,883)
                                                     --------         --------         --------

Change in Cash and Cash Equivalents                  $(17,679)        $ 11,156         $(11,991)
                                                     ========         ========         ========


Supplemental information
  Cash Paid For
    Interest (net of amount capitalized)             $ 94,845         $ 99,352         $ 93,383
    Income taxes                                      107,682          149,224          148,552

The notes are an integral part of the financial statements.




                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET
                                  December 31

                                    ASSETS
                                                        1996          1995
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric                                           $4,725,832    $4,531,404
  Gas                                                   503,041       489,739
  Steam                                                  60,480        40,078
                                                     ----------    ----------
                                                      5,289,353     5,061,221
    Accumulated provision for depreciation           (2,441,950)   (2,288,080)
                                                     ----------    ----------
                                                      2,847,403     2,773,141
  Construction work in progress                         135,040        78,153
  Nuclear fuel - net (Note F)                            75,476        59,260
                                                     ----------    ----------
       Net Utility Plant                              3,057,919     2,910,554

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           322,085       275,125
  Conservation investments (Note A)                      92,705       115,523
  Other                                                  43,219        36,979
                                                     ----------    ----------
       Total Other Property and Investments             458,009       427,627

Current Assets
  Cash and cash equivalents                               1,871        19,550
  Accounts receivable, net of allowance for
    doubtful accounts - $13,264 and $13,400             140,256       144,476
  Accrued utility revenues                              155,838       140,201
  Fossil fuel (at average cost)                         113,516        83,366
  Materials and supplies (at average cost)               70,900        70,347
  Prepayments                                            55,176        55,147
  Other                                                   3,268         4,637
                                                     ----------    ----------
       Total Current Assets                             540,825       517,724

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)            150,269       136,581
  Deferred regulatory assets (Note A)                   193,756       193,757
  Other                                                 106,382       132,681
                                                     ----------    ----------
       Total Deferred Charges and Other Assets          450,407       463,019
                                                     ----------    ----------
Total Assets                                         $4,507,160    $4,318,924
                                                     ==========    ==========

The notes are an integral part of the financial statements.




                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET
                                  December 31

                        CAPITALIZATION and LIABILITIES
                                                        1996          1995
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,738,788    $1,696,565
  Preferred stock                                        30,450        30,451
  Long-term debt (Note H)                             1,371,446     1,325,169
                                                     ----------    ----------
       Total Capitalization                           3,140,684     3,052,185

Current Liabilities
  Long-term debt due currently (Note H)                 183,635        51,419
  Notes payable (Note I)                                 45,390       150,694
  Accounts payable                                      145,894       107,115
  Payroll and vacation accrued                           24,007        26,699
  Taxes accrued - income and other                       33,581        18,378
  Interest accrued                                       22,500        21,617
  Other                                                  32,588        48,762
                                                     ----------    ----------
       Total Current Liabilities                        487,595       424,684

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)            507,845       479,828
  Accumulated deferred investment tax credits            87,798        89,672
  Deferred regulatory liabilities (Note A)              175,943       167,483
  Other                                                 107,295       105,072
                                                     ----------    ----------
       Total Deferred Credits and Other
         Liabilities                                    878,881       842,055

Commitments and Contingencies (Note M)
                                                     ----------    ----------
Total Capitalization and Liabilities                 $4,507,160    $4,318,924
                                                     ==========    ==========

The notes are an integral part of the financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                         CAPITALIZATION STATEMENT
                                                December 31
                                                                                1996          1995
                                                                             ----------    ----------
                                                                              (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $  332,893    $  332,893
  Other paid in capital                                                         280,689       280,689
  Retained earnings                                                           1,125,206     1,082,983
                                                                             ----------    ----------
       Total Common Stock Equity                                              1,738,788     1,696,565

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized
    45,000 shares; outstanding - 44,498 and 44,508 shares                         4,450         4,451
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                  26,000        26,000
                                                                             ----------    ----------
       Total Preferred Stock (Note G)                                            30,450        30,451

Long-Term Debt
  First mortgage bonds
    Series       Due
    ------       ---
    4-1/2%       1996                                                              -           30,000
    5-7/8%       1997                                                           130,000       130,000
    6-5/8%       1997                                                            10,000        10,000
    5-1/8%       1998                                                            60,000        60,000
    6-1/2%       1999                                                            40,000        40,000
    6-5/8%       1999                                                            51,000        51,000
    7-1/4%       2004                                                           140,000       140,000
    7-1/8%       2016                                                           100,000       100,000
    6.85 %       2021                                                             9,000         9,000
    7-3/4%       2023                                                           100,000       100,000
    7.05 %       2024                                                            60,000        60,000
    9-1/8%       2024                                                             3,443         3,443
    8-3/8%       2026                                                           100,000       100,000
    7.70 %       2027                                                           200,000       200,000
                                                                             ----------    ----------
                                                                              1,003,443     1,033,443
  Debentures (unsecured)
    6-1/8%       1997                                                            25,000        25,000
    6-5/8%       2006                                                           200,000          -
    9.47%        2006                                                             7,000         7,000
    8-1/4%       2022                                                            25,000        25,000
    6-7/8%       2095                                                           100,000       100,000

  Notes (unsecured)
    Variable rate due 2006                                                        1,000         1,000
    Variable rate due 2015                                                       17,350        17,350
    Variable rate due 2016                                                       67,000        67,000
    Variable rate due 2030                                                       80,000        80,000

    Due 2006 (Note H)                                                            12,052          -

Obligations under capital lease (Note F)                                         42,962        43,924
Unamortized discount - net                                                      (25,726)      (23,129)
Long-term debt due currently                                                   (183,635)      (51,419)
                                                                             ----------    ----------
       Total Long-Term Debt (Note H)                                          1,371,446     1,325,169
                                                                             ----------    ----------
       Total Capitalization                                                  $3,140,684    $3,052,185
                                                                             ==========    ==========

The notes are an integral part of the financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                      COMMON STOCK EQUITY STATEMENT



                                               Common Stock
                                         -------------------------
                                                           $10 Par     Other Paid     Retained
                                         Shares             Value      In Capital     Earnings        Total
                                         ------           -----------------------------------------------------
                                                                       (Thousands of Dollars)
Balance - December 31, 1993            33,289,327          $332,893     $220,689     $  973,917      $1,527,499


Net income                                                                              181,754         181,754

Cash dividends
  Common stock                                                                         (150,951)       (150,951)
  Preferred stock                                                                        (1,381)         (1,381)

Stockholder capital contribution                                          30,000                         30,000
Other                                                                                      (245)           (245)
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1994            33,289,327           332,893      250,689      1,003,094       1,586,676


Net income                                                                              240,668         240,668

Cash dividends
  Common stock                                                                         (159,576)       (159,576)
  Preferred stock                                                                        (1,203)         (1,203)

Stockholder capital contribution                                          30,000                         30,000
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1995            33,289,327           332,893      280,689      1,082,983       1,696,565


Net income                                                                              211,315         211,315

Cash dividends
  Common stock                                                                         (167,889)       (167,889)
  Preferred stock                                                                        (1,203)         (1,203)
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1996            33,289,327          $332,893     $280,689     $1,125,206      $1,738,788
                                       ==========          ========     ========     ===========    ===========

The notes are an integral part of the financial statements.



                                      WISCONSIN ELECTRIC POWER COMPANY

                                        NOTES TO FINANCIAL STATEMENTS


A - Summary of Significant Accounting Policies

General: The accounting records of Wisconsin Electric Power Company ("WE") are kept as prescribed by the Federal Energy Regulatory Commission ("FERC"), modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

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

Regulatory Assets and Liabilities: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, WE capitalizes, as regulatory assets, incurred costs which are expected to be recovered in future utility rates. WE also records, as regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future.

The following deferred regulatory assets and liabilities are reflected in the Balance Sheet.

==============================================================================
                                                      December 31
                                               1996                 1995
                                             --------             --------
                                                 (Thousands of Dollars)

  Deferred Regulatory Assets
    Deferred income taxes                    $154,532             $155,944
    Department of Energy assessments           29,022               31,638
    Other                                      10,202                6,175
                                             --------             --------
  Total Deferred Regulatory Assets           $193,756             $193,757
                                             ========             ========

  Deferred Regulatory Liabilities
    Deferred income taxes                    $155,720             $163,676
    Tax and interest refunds                   14,080                 -
    Other                                       6,143                3,807
                                             --------             --------
  Total Deferred Regulatory Liabilities      $175,943             $167,483
                                             ========             ========
==============================================================================


WE directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, WE capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1996 and 1995, there were $92.7 million and $115.5 million of conservation investments, respectively, on the Balance Sheet in Other Property and Investments. Through 1995, conservation investments were charged to operating expense over a ten-year amortization period. Beginning in 1996, the capitalized conservation balance is charged to operating expense on a straight line basis over a five-year amortization period.

Statement of Cash Flows: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.


B - Mergers

Wisconsin Natural Gas Company: On January 1, 1996, Wisconsin Energy Corporation ("WEC"), WE's parent company, merged its natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN") into WE. The accounting treatment for this merger was similar to that which would result from a pooling of interests. WE's prior years' financial information has been restated to include WN at historical values. Where applicable, references to WE include WN prior to their merger.

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

In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a subsidiary of NSP, will be merged into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at December 31, 1996 of $25.7 million.

The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a pooling of interests. On September 13, 1995, stockholders of WEC and NSP voted to approve the Transaction.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. Two of four state regulatory commissions, the Michigan Public Service Commission and the North Dakota Public Service Commission, approved the Transaction during 1996. Also during 1996, the PSCW, the Minnesota Public Utilities Commission ("MPUC") and the FERC concluded hearings on the Transaction. WEC and NSP are hopeful that the PSCW, the MPUC and the FERC will rule on the Transaction in the second quarter of 1997. The PSCW, which was scheduled to rule on the Transaction in January 1997, has delayed a decision pending the results of an investigation of alleged prohibited conversations between one of the PSCW commissioners and WEC officials. WEC is unable to predict with certainty when the PSCW will rule on the Transaction, but is hopeful that the investigation will be completed by early in the second quarter of 1997. In late March 1997, the MPUC indicated that in April 1997 it would decide whether to adopt procedures in connection with its decision on the Transaction that include additional public hearings as well as additional written comments. If additional hearings or written comments are necessary, final deliberations in this matter would be scheduled for late June or early July 1997. Remaining regulatory applications and filings have either been submitted or approved.

The goal of WEC and NSP was to complete the Transaction by January 1, 1997. However, because all necessary regulatory approvals were not obtained by the end of 1996, the Transaction was not completed in 1996. WEC and NSP continue to pursue regulatory approvals, without unacceptable conditions, to facilitate completion of the Transaction as soon as possible in 1997.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of December 31, 1996, WE has deferred $15.0 million of costs to achieve the merger as a component of Deferred Charges and Other Assets-Other.

The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the transfer of the gas assets from NSP-WI to New NSP, and should be read in conjunction with the historical financial statements and related notes thereto of WE and NSP-WI. The unaudited pro forma income statement information does not reflect adjustments for 1996 revenues of $32.5 million and related expenses associated with the transfer of the gas assets from NSP-WI to New NSP. A $150 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma financial information. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at December 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

==============================================================================
 Wisconsin Energy Company: *                                     Unaudited
                                    WE            NSP-WI         Pro Forma
                               (As Reported)   (As Reported)     Combined**
                               -------------   -------------   -------------
                                           (Millions of Dollars)
 As of December 31, 1996
   Utility plant-net               $   3,058       $     665       $   3,703
   Current assets                        541              87             646
   Other assets                          908              57             814
                                 -----------     -----------     -----------
      Total Assets                 $   4,507       $     809       $   5,163
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,739       $     331       $   2,070
   Preferred stock and premium            30              -               30
   Long-term debt                      1,372             232           1,604
                                 -----------     -----------     -----------
      Total Capitalization             3,141             563           3,704
   Current liabilities                   488              89             577
   Other liabilities                     878             157             882
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,507       $     809       $   5,163
                                 ===========     ===========     ===========
 For the Year Ended
  December 31, 1996
   Utility Operating Revenues      $   1,774       $     466       $   2,240
   Utility Operating Income        $     306       $      56       $     362
   Net Income, after Preferred
     Dividend Requirements         $     210       $      39       $     249
==============================================================================

* In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.
** Includes a $150 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability and a net $25.7 million pro forma adjustment for the transfer of selected gas assets from NSP-WI to New NSP.

Note: Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.


C - Depreciation

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.1% in 1996, 3.8% in 1995 and 3.9% in 1994. Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


D - Income Taxes

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

==============================================================================
                                          1996         1995         1994
                                        --------     --------     --------
                                              (Thousands of Dollars)

  Current tax expense                   $131,833     $149,249     $131,574
  Investment tax credit-net               (2,430)      (4,482)      (4,625)
  Deferred tax expense                    (1,575)      (2,833)     (25,095)
                                        --------     --------     --------
     Total Tax Expense                  $127,828     $141,934     $101,854
                                        ========     ========     ========
  Income Before Income Taxes
    and Preferred Dividend              $339,143     $382,602     $283,608
                                        ========     ========     ========
  Expected tax at federal
    statutory rate                      $118,700     $133,911     $ 99,263
  State income tax net of
    federal tax benefit                   17,624       18,943       14,087
  Investment tax credit
    restored                              (4,509)      (4,482)      (4,625)
  Other (no item over
    5% of expected tax)                   (3,987)      (6,438)      (6,871)
                                        --------     --------     --------
     Total Tax Expense                  $127,828     $141,934     $101,854
                                        ========     ========     ========
==============================================================================

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in WE's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109.

==============================================================================
                                                      December 31
                                               1996                 1995
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 41,066             $ 43,759
    Construction advances                      45,906               43,052
    Other                                      63,297               49,770
                                             --------             --------
  Total Deferred Income Tax Assets           $150,269             $136,581
                                             ========             ========
  Deferred Income Tax Liabilities
    Property related                         $480,788             $445,878
    Conservation investments                   16,827               25,775
    Other                                      10,230                8,175
                                             --------             --------
  Total Deferred Income Tax Liabilities      $507,845             $479,828
                                             ========             ========
==============================================================================

As detailed in Note A, WE has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues.


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

As approved by the PSCW, AFUDC was capitalized on 50% of construction work in progress ("CWIP") at a rate of 10.17% during 1996. Prior to 1996, utility rates approved by the PSCW provided for a current return on investment for selected long-term projects included in CWIP. AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1995 and 1994.


F - Nuclear Operations

Point Beach Nuclear Plant: WE operates two 500 megawatt electric generating units at its Point Beach Nuclear Plant ("Point Beach"). During 1996, Point Beach accounted for 25.4% of WE's net electric generation. The current operating licenses for the two units at Point Beach expire in 2010 and 2013 for Units 1 and 2, respectively.

In May 1996, WE received a written order from the PSCW ("PSCW Order") approving replacement of the Unit 2 steam generators and reaffirming its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry storage of spent fuel at Point Beach. In July 1996, the PSCW denied a petition for rehearing filed by intervenors in the proceeding.

Failure by the PSCW to approve the steam generator replacement and reaffirm authorization for the ISFSI would have jeopardized the continued operation of Point Beach. The Unit 2 replacement steam generators were necessary due to the degradation of tubes within the steam generators and will permit operation of Unit 2 at least until its current operating license expires. The steam generator replacement was completed in January 1997. Subject to approval by the United States Nuclear Regulatory Commission ("NRC"), WE expects to restart Unit 2 in the second quarter of 1997. The ISFSI provides interim dry storage of spent fuel from Point Beach until the United States Department of Energy ("DOE") takes ownership of and removes spent fuel under an existing contract mandated by the Nuclear Waste Policy Act of 1982. The ISFSI is necessary because the spent fuel pool inside the plant is nearly full. Construction of the ISFSI was completed in 1995.

In August 1996, a group of intervenors in the PSCW Order proceedings filed in Dane County Circuit Court a petition for judicial review of the PSCW Order. The petition seeks reversal of the PSCW Order and a remand to the PSCW directing it to deny WE's request for authorization to replace the steam generators and to construct the ISFSI, or in the alternative, to correct the alleged errors in the PSCW Order. WE has intervened in the proceeding to vigorously oppose the petition. Final briefs have been filed in the proceeding, and WE is awaiting a decision by the court on the petition.

Two storage casks have been loaded with spent fuel and transferred to the ISFSI. During loading of a third cask in May 1996, hydrogen gas was ignited within the cask. Cask loading has been halted until actions are implemented by WE to prevent recurrence of such an event and until the NRC has reviewed and accepted such actions. WE hopes to receive agreement from the NRC that WE may resume loading of the casks in the summer of 1997.

In December 1996, WE paid the NRC $325,000 in civil penalties for performance deficiencies and violations of NRC requirements in various plant activities. In January 1997, the NRC informed WE of additional potential violations observed during a special inspection that could result in further civil penalties. Also, the NRC sent a letter on January 27, 1997 notifying WE of its assessment that Point Beach has experienced a recent declining trend in performance based upon these inspections and other ongoing regulatory interactions. The NRC issues trend letters to provide an early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. The NRC acknowledged in the letter that WE has made improvements in the identification and resolution of specific problems.

In early October 1996, the NRC requested all nuclear reactor licensees in the United States to describe the processes used to ensure the adequacy and integrity of the licensees' design bases for their plants and to ensure the plants continue to be operated and maintained in accordance with the design bases. WE responded to the NRC in February 1997.

Nuclear Fuel: WE has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust"), which is treated as a capital lease. The nuclear fuel is leased for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel.

Provided below is a summary of nuclear fuel investment at December 31 and interest expense for the respective years on the nuclear fuel lease.

==============================================================================
                                                1996      1995      1994
                                              --------  --------  --------
                                                 (Thousands of Dollars)
  Nuclear Fuel
    Under capital lease                       $100,952  $ 89,840
    Accumulated provision for amortization     (61,408)  (50,532)
    In process/stock                            35,932    19,952
                                              --------  --------
  Total Nuclear Fuel                          $ 75,476  $ 59,260
                                              ========  ========

  Interest Expense on Nuclear Fuel Lease      $  2,332  $  2,401  $  1,896
==============================================================================

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

============================================================================
                                                 (Thousands of Dollars)

           1997                                         $ 19,141
           1998                                           15,823
           1999                                            7,011
           2000                                            3,356
           2001                                              418
                                                        --------
     Total Minimum Lease Payments                         45,749
     Less: Interest                                       (2,787)
                                                        --------
     Present Value of Net Minimum Lease Payments        $ 42,962
                                                        ========
==============================================================================

The estimated cost of disposal of spent fuel, based on a contract with the DOE, is included in nuclear fuel expense.

The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments to utilities. As of December 31, 1996, WE has on its books a remaining estimated liability equal to the projected special assessments of $26.8 million. A corresponding deferred regulatory asset is detailed in Note A.

Effective in 1997, the PSCW has disallowed the recovery of D&D Fund assessments in Wisconsin utility retail rates as a result of a decision by the U.S. Court of Federal Claims in "Yankee Atomic Electric Company v. The United States" ("Yankee Atomic") in which the court ruled that the payments were unlawful. WE has a similar contract with the DOE. The PSCW expects that the DOE will eventually refund the D&D Fund assessments paid by the affected utilities but has stated that it would be appropriate that WE be reimbursed if the Yankee Atomic decision is overturned or modified. The amount of the assessments related to the PSCW rate jurisdiction is approximately 85% of the assessments or $2.6 million in 1997 and will remain as a deferred regulatory asset. The portion of allowable costs will be amortized to nuclear fuel expense and included in utility rates over the next 11 years.

Nuclear Insurance: The Price-Anderson Act ("Act") provides an aggregate limitation of $8.9 billion on public liability claims arising out of a nuclear incident. WE has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79.3 million per reactor (WE owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, WE could be assessed a maximum of approximately $3.0 million per reactor.

WE has property damage, decontamination and decommissioning insurance totaling $1.5 billion for loss from damage at Point Beach with Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). Under the NML and NEIL policies, WE has a potential maximum retrospective premium liability per loss of $5.4 million and $7.0 million, respectively.

WE also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at Point Beach. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 80% of the amounts during the second and third years. Under the policy, WE's maximum retrospective premium liability is approximately $7.8 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect WE from material adverse impact.

Nuclear Decommissioning: Subject to resolution of the Point Beach Unit 2 steam generator replacement and ISFSI matters described above, WE expects to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1996 dollars is $379 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.7 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units following an external sinking fund method. In 1996, WE increased its funding levels based on a site specific estimate as required by the PSCW. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. WE believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, WE's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value.

==============================================================================
                                                1996      1995      1994
                                              --------  --------  --------
                                                 (Thousands of Dollars)

  Decommissioning costs                       $ 15,418  $  3,456  $  3,456
  Earnings                                      10,891     7,405     6,682
                                              --------  --------  --------
     Depreciation Expense                     $ 26,309  $ 10,861  $ 10,138
                                              ========  ========  ========

  Total costs accrued to date                 $261,729  $235,420
  Unrealized gain                               60,356    39,705
                                              --------  --------
     Accumulated Provision for Depreciation   $322,085  $275,125
                                              ========  ========
==============================================================================


G - Preferred Stock

Serial Preferred Stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends, no dividends or other distributions may be paid on WE's common stock.

The 3.60% Series Preferred Stock is redeemable in whole or in part at the option of WE at $101 per share plus any accrued dividends.

In 1994, WE called for redemption all of its 52,500 outstanding shares of 6.75% Series Preferred Stock at a redemption price of par.


H - Long-Term Debt

The maturities and sinking fund requirements through 2001 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note F) at December 31, 1996 are shown below.

==============================================================================
                                                 (Thousands of Dollars)

               1997                                     $166,905
               1998                                       61,905
               1999                                       92,905
               2000                                        1,905
               2001                                        1,905
==============================================================================

Sinking fund requirements for the years 1997 through 2001, included in the table above, are $9.5 million. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

The fair value of WE's long-term debt was $1.6 billion and $1.5 billion at December 31, 1996 and 1995, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for WE's unsecured notes. The fair value of WE's obligations under capital lease is the market value of the Trust's commercial paper.

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

In November 1996, WE issued $200 million of 6 5/8% unsecured debentures due 2006. In December 1995, WE issued $100 million of unsecured One Hundred Year 6 7/8% Debentures due 2095. Proceeds from both issues were added to WE's general funds and were applied to the repayment of short-term borrowings.

In December 1996, WE issued a promissory note in the amount of $12.05 million due 2006. The note was issued as part of the transaction to acquire the steam facilities from Milwaukee County. The note has been discounted to reflect the difference between the effective interest rate of 6.36% and the stated rate of 1.93%. This discount will be amortized over the life of the notes using the effective interest method.

At December 31, 1996, the interest rate for the $67 million variable rate note due 2016 was 4.15% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 4.20%.


I - Notes Payable

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

==============================================================================
                                  1996                        1995
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

  Banks                   $ 10,495     5.80%         $100,885       5.78%
  Commercial paper          34,895     5.59%           49,809       5.88%
                          --------                   --------
                          $ 45,390                   $150,694
                          ========                   ========
==============================================================================

Unused lines of credit for short-term borrowing amounted to $99.3 million at December 31, 1996. In support of various informal lines of credit from banks, WE has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - Pension Plans

Prior to 1996, WE had several defined benefit noncontributory pension plans covering all eligible employees. Pension benefits were based on years of service and the employee's compensation. Effective January 1, 1996, plans covering all employees were converted to a single defined benefit noncontributory cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of annual plan wages, a credit based upon WE's annual financial performance and individual account-based interest credits. Lump sum payout at termination of employment or retirement is available. Each employee's opening account balance was based on accrued pension benefits as of December 31, 1994 and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum amount was credited for an additional transition credit based on age and years of service. The cash balance plan includes a grandfather clause, where employees who retire during the 15 years following January 1, 1996 receive the greater of pension benefits calculated under their original pension plan or under the cash balance plan.

The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of WE, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet future pension payment obligations to current and future retirees.

==============================================================================
Pension Cost calculated per FAS 87*             1996       1995       1994
----------------------------------            --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Pension Cost,
 Year Ended December 31
  Cost of pension benefits earned by
   employees                                  $  9,912   $  8,985   $ 10,933
  Interest cost on projected benefit
   obligation                                   41,454     41,586     38,736
  Actual (return) loss on plan assets          (85,141)  (136,243)     7,634
  Net amortization and deferral                 34,600     88,493    (52,180)
                                              --------   --------   --------
Total pension cost calculated
under FAS 87                                  $    825   $  2,821   $  5,123
                                              ========   ========   ========
Actuarial Present Value of Accumulated
 Benefit Obligation, at December 31
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $560,801   $543,371
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                         14,741     12,651
                                              --------   --------
Total obligation                              $575,542   $556,022
                                              ========   ========
Funded Status of Plans: Pension Assets and
 Obligations at December 31
  Pension assets at fair market value         $687,482   $637,529
  Projected benefit obligation
   at present value                           (601,213)  (584,785)
  Unrecognized transition asset                (19,566)   (22,034)
  Unrecognized prior service cost               36,027     23,194
  Unrecognized net gain                        (96,344)   (54,780)
                                              --------   --------
Projected status of plans                     $  6,386   $   (876)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money            7.75       7.25       8.25
  Assumed rate of increase in
   compensation levels                           4.75 to    4.75       5.0
                                                 5.0
  Expected long-term rate of return
   on pension assets                             9.0        9.0        9.0
==============================================================================

* Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("FAS 87").


K - Benefits Other Than Pensions

Postretirement Benefits: Effective in 1993, WE adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation.

WE sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is reduced upon retirement.

Employees' Benefit Trusts ("Benefit Trusts") are used to fund a major portion of postretirement benefits. The funding policy for the Benefit Trusts is to maximize tax deductibility. The majority of the Benefit Trusts' assets are mutual funds.

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106                         1996       1995       1994
-------------------------------------------   --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Postretirement
 Benefit Cost, Year Ended December 31
  Cost of postretirement benefits
   earned by employees                        $  2,436   $  2,276   $  2,653
  Interest cost on projected
   benefit obligation                           10,456     10,458     10,148
  Actual return on plan assets                  (5,938)   (12,598)    (3,893)
  Net amortization and deferral                  6,745     13,951      5,648
                                              --------   --------   --------
Total postretirement benefit cost
  calculated under FAS 106                    $ 13,699   $ 14,087   $ 14,556
                                              ========   ========   ========
Funded Status of Plans: Postretirement
 Obligations and Assets at December 31
  Accumulated Postretirement Benefit
  Obligation at December 31
   Retirees                                   $(92,417)  $(92,746)
   Fully eligible active plan participants      (9,938)   (10,304)
   Other active plan participants              (40,428)   (41,732)
                                              --------   --------
  Total obligation                            (142,783)  (144,782)
  Postretirement assets at
   fair market value                            49,424     45,086
                                              --------   --------
  Accumulated postretirement benefit
   obligation in excess of plan assets         (93,359)   (99,696)
  Unrecognized transition obligation            78,239     83,268
  Unrecognized prior service cost               (1,038)    (1,279)
  Unrecognized net gain                        (14,583)    (6,102)
                                              --------   --------
Accrued Postretirement Benefit Obligation     $(30,741)  $(23,809)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money             7.75       7.25       8.25
  Assumed rate of increase in
   compensation levels                            4.75 to    4.75       5.0
                                                  5.0
  Expected long-term rate of return
   on postretirement assets                       9.0        9.0        9.0
  Health care cost trend rate                    10.0 declining to
                                                  5.0 in year 2002
==============================================================================

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $8.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

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

Under ERIP, 403 employees elected to retire in 1994. Under SP, 651 and 75 employees enrolled in 1994 and 1995, respectively. ERIP Supplement costs are paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs are paid from general corporate funds. The ultimate timing of cash flows for ERIP Supplement costs depends upon the funding limitations of WE's pension plans. With the exception of ERIP Supplement costs, approximately $35.8 million have been paid against the revitalization liability through December 31, 1996 and no liability remains outstanding at December 31, 1996.


L - Information By Segments of Business

WE is a public utility incorporated in the State of Wisconsin. WE's principal business segments include electric, gas and steam utility operations. The electric utility generates, transmits, distributes and sells electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in three service areas in southeastern, east central and western Wisconsin that are largely within the electric service area. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee area. The following summarizes the business segments of WE.

==============================================================================
Year ended December 31                       1996        1995        1994
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,393,270  $1,437,480  $1,403,562
  Operating income before income taxes       380,376     419,271     329,216
  Depreciation                               183,159     164,789     159,414
  Construction expenditures                  272,838     223,723     244,718

Gas Operations
  Operating revenues                         364,875     318,262     324,349
  Operating income before income taxes        47,720      47,022      30,993
  Depreciation                                18,246      17,722      16,856
  Construction expenditures                   22,851      24,851      25,481

Steam Operations
  Operating revenues                          15,675      14,742      14,281
  Operating income before income taxes         4,375       3,757       2,825
  Depreciation                                 1,391       1,365       1,344
  Construction expenditures                   21,651         206       1,213

Total
  Operating revenues                       1,773,820   1,770,484   1,742,192
  Operating income before income taxes       432,471     470,050     363,034
  Depreciation                               202,796     183,876     177,614
  Construction expenditures
    (including non-utility)                  319,832     248,867     271,448

At December 31
--------------
Net Identifiable Assets *
  Electric                                $3,646,997  $3,449,822  $3,411,512
  Gas                                        400,582     376,536     357,242
  Steam                                       46,499      25,214      25,315
  Non-utility                                  9,199       5,235       2,779
                                          ----------  ----------  ----------
Total Identifiable Assets                  4,103,277   3,856,807   3,796,848
  Other corporate assets **                  403,883     462,117     405,345
                                          ----------  ----------  ----------
Total Assets                              $4,507,160  $4,318,924  $4,202,193
                                          ==========  ==========  ==========
==============================================================================

 *  Prior years restated to reflect change in presentation.
 ** Primarily includes other property and investments, materials and supplies and deferred charges and other assets.


M - Commitments and Contingencies

Purchase Power Commitment: To meet a portion of WE's anticipated increase in future system energy supply needs, WE has entered into a 25 year power purchase contract with an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"). The contract is contingent upon the generating facility achieving commercial operation. Plant construction is currently on schedule to meet the planned start-up date of June 1, 1997. The contract includes no minimum take provisions for energy. WE's estimated unconditional obligations under the terms of the contract at December 31, 1996 are:

============================================================================
                                            (Thousands of Dollars)

                1997                               $ 17,000
                1998                                 30,000
                1999                                 31,000
                2000                                 32,000
                2001                                 33,000
          Later Years                               815,000
                                                   --------
          Total Minimum Obligations                 958,000
          Less: Interest                           (569,000)
                                                   --------
          Total at Present Value                   $389,000
                                                   ========
==============================================================================

Kimberly Cogeneration Facility: In 1993, a competitive bidding process conducted by the PSCW resulted in selection of a proposal submitted by LS Power to construct the generating facility discussed in Purchase Power Commitment above. Prior to the 1993 selection of the LS Power generating facility by the PSCW, WE had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1994. In its order, the PSCW selected the WE project as the second place conditional project if the LS Power project did not proceed. At December 31, 1996, a net investment of approximately $65.6 million remains in Other Deferred Charges and Other Assets for the Kimberly Cogeneration Facility equipment (the "Equipment"). This balance represents costs associated with the procurement of three combustion turbines, one steam turbine and three heat recovery boilers that were acquired in order to achieve the in-service dates as agreed to in a steam service contract with Repap.

WE is continuing to review other options for use or sale of the Equipment, which is a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. WE is investigating opportunities to sell the Equipment or to use it in another power project and is currently negotiating a power project involving the Equipment. At this time, WE does not believe that disposition of the Equipment will have a material adverse effect on its financial condition. However, there is a possibility that WE may need to recognize an impairment of the Equipment in the future should the project noted above not occur and should no other viable sales opportunities and/or power projects involving the Equipment be identified.

Manufactured Gas Plant Sites: WE continues a voluntary program to investigate the remediation of a number of former manufactured gas plant ("MGP") sites. Approximately $1.7 million has been expended through December 31, 1996 for such activities. Future remediation costs to be incurred through the year 2001 have been estimated to be $12 million, but the actual costs are uncertain pending the result of further site specific investigation and the selection of site specific remediation. In its February 13, 1997 rate order, the PSCW amplified its position on the recovery of MGP remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle and WE's proposed merger related rate freeze, the timing and magnitude of remediation expenditures, and their recovery during the period to 2001, may be affected.


N - Transactions with Associated Companies

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. WE received from WEC stockholder capital contributions of $30 million in 1995 and 1994, respectively.

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements 1997-2001."



                                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
  Stockholders of Wisconsin Electric Power Company

In our opinion, the financial statements listed under Item 14(a)(1) appearing in Item 14 of this report present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 29, 1997



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None for WEC nor for WE.



                                                  PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Wisconsin Energy Corporation

The information under "Proposal 1: Election of Directors" in WEC's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 1997 (the "1997 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

Wisconsin Electric Power Company

The information under "Election of Directors" in WE's definitive Information Statement for its Annual Meeting of Stockholders to be held April 29, 1997 (the "1997 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.



ITEM 11.  EXECUTIVE COMPENSATION

Wisconsin Energy Corporation

The information under "Corporate Governance - Compensation of the Board of Directors", "Executive Officers' Compensation" and "Retirement Plans" in the 1997 Annual Meeting Proxy Statement is incorporated herein by reference.

Wisconsin Electric Power Company

The information under "Compensation" and "Retirement Plans" in the 1997 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Wisconsin Energy Corporation

The security ownership information under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1997 Annual Meeting Proxy Statement is incorporated herein by reference.

Wisconsin Electric Power Company

All of WE's Common Stock (100% of such class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of WE do not own any of the voting securities of WE. The information concerning their beneficial ownership of WEC stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1997 Annual Meeting Information Statement is incorporated herein by reference.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for WEC nor for WE.



                                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

                 Wisconsin Energy Corporation ("WEC")

                    Consolidated Income Statement for the three years ended
                      December 31, 1996.
                    Consolidated Statement of Cash Flows for the three years
                      ended December 31, 1996.
                    Consolidated Balance Sheet at December 31, 1996 and 1995. Consolidated Capitalization Statement at December 31, 1996
                      and 1995.
                    Consolidated Common Stock Equity Statement for the three
                      years ended December 31, 1996.
                    Notes to Financial Statements.
                    Report of Independent Accountants.

                 Wisconsin Electric Power Company ("WE")

                    Income Statement for the three years ended December 31,
                      1996.
                    Statement of Cash Flows for the three years ended
                      December 31, 1996.
                    Balance Sheet at December 31, 1996 and 1995.
                    Capitalization Statement at December 31, 1996 and 1995. Common Stock Equity Statement for the three years ended
                      December 31, 1996.
                    Notes to Financial Statements.
                    Report of Independent Accountants.

    2.           FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS
                 REPORT

                 Wisconsin Energy Corporation

                    Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 1996.

                    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                 Wisconsin Electric Power Company

                    Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                              *   *   *   *   *

                 THE FOLLOWING UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION IS CONTAINED HEREIN AFTER THIS ITEM 14

                 Primergy Corporation ("Primergy")

                    Unaudited Pro Forma Combined Condensed Balance Sheet at
                      December 31, 1996.
                    Unaudited Pro Forma Combined Condensed Statements of Income
                      for the:
                         12 Months ended December 31, 1996
                         12 Months ended December 31, 1995
                         12 Months ended December 31, 1994
                    Notes to Unaudited Pro Forma Combined Condensed Financial
                      Statements.

                 Wisconsin Energy Company

                    Unaudited Pro Forma Combined Condensed Balance Sheet at
                      December 31, 1996.
                    Northern States Power Company-Wisconsin ("NSP-WI") Unaudited
                      Pro Forma Condensed Balance Sheet at December 31, 1996.
                    Unaudited Pro Forma Combined Condensed Statements of Income
                      for the:
                         12 Months ended December 31, 1996
                         12 Months ended December 31, 1995
                         12 Months ended December 31, 1994
                    Notes to Unaudited Pro Forma Combined Condensed Financial
                      Statements.

    3.           EXHIBITS AND EXHIBIT INDEX

                 See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the
                 Exhibit Index by two asterisks (**) following the description of the exhibit.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by WEC or WE during the fourth quarter of the year ended December 31, 1996.




                                        WISCONSIN ENERGY CORPORATION
                                              INCOME STATEMENT
                                            (Parent Company Only)

                                    SCHEDULE I - CONDENSED PARENT COMPANY
                                            FINANCIAL STATEMENTS



                                                 Year Ended December 31
                                            --------------------------------
                                              1996        1995        1994
                                            --------    --------    --------
                                                 (Thousands of Dollars)

Miscellaneous Income                        $  1,576    $    645    $    373

Nonoperating Expense                             427         363         423
                                            --------    --------    --------
                                               1,149         282         (50)
Income Taxes                                     303         122         (20)
                                            --------    --------    --------
                                                 846         160         (30)
Equity in Subsidiaries' Earnings             217,289     233,874     180,898
                                            --------    --------    --------
Net Income                                  $218,135    $234,034    $180,868
                                            ========    ========    ========












      See accompanying notes to condensed parent company financial statements.
                                  (continued on next page)



                                        WISCONSIN ENERGY CORPORATION
                                           STATEMENT OF CASH FLOWS
                                            (Parent Company Only)

                                    SCHEDULE I - CONDENSED PARENT COMPANY
                                       FINANCIAL STATEMENTS - (cont'd)



                                               Year Ended December 31
                                          ---------------------------------
                                             1996        1995        1994
                                          ---------   ---------   ---------
                                               (Thousands of Dollars)

Operating Activities
 Net Income                               $ 218,135   $ 234,034   $ 180,868
 Reconciliation to cash
  Equity in subsidiaries' earnings         (217,289)   (233,874)   (180,898)
  Dividends from subsidiaries               167,889     159,576     150,951
  Other                                      (3,794)     (8,131)        235
                                          ---------   ---------   ---------
Cash Provided by Operating Activities       164,941     151,605     151,156

Investing Activities
 Equity investment in subsidiaries - net (3,101) (36,641) (19,500) Change in notes receivable -
  associated companies                      (17,975)     (6,490)    (17,535)
 Other                                          195      (1,128)       (870)
                                          ---------   ---------   ---------
Cash Used in Investing Activities           (20,881)    (44,259)    (37,905)

Financing Activities
 Sale of common stock                        23,180      52,353      50,494
 Dividends on common stock                 (167,236)   (159,688)   (150,708)
 Change in notes payable -
  associated companies                         -           -        (13,100)
                                          ---------   ---------   ---------
Cash Used in Financing Activities          (144,056)   (107,335)   (113,314)
                                          ---------   ---------   ---------
Change in Cash and Cash Equivalents       $       4   $      11   $     (63)
                                          =========   =========   =========

Cash Paid For
  Interest                                $    -      $    -      $      62
  Income taxes                                  (40)        246         (15)





      See accompanying notes to condensed parent company financial statements.
                                          (continued on next page)



                                        WISCONSIN ENERGY CORPORATION
                                                BALANCE SHEET
                                            (Parent Company Only)

                                    SCHEDULE I - CONDENSED PARENT COMPANY
                                       FINANCIAL STATEMENTS - (cont'd)

                                                      December 31
                                             ----------------------------
                                                1996              1995
                                             ----------        ----------
                                                 (Thousands of Dollars)
              Assets
              ------
Current Assets
  Cash and cash equivalents                  $       18        $       14
  Accounts and notes receivable
    from associated companies                    42,613            24,728
  Other                                             780               580
                                             ----------        ----------
      Total Current Assets                       43,411            25,322

Property and Investments
  Investment in subsidiary companies          1,893,039         1,839,993
  Other                                             773             1,534
                                             ----------        ----------
      Total Property and Investments          1,893,812         1,841,527

Deferred Charges                                 19,905            16,431
                                             ----------        ----------
Total Assets                                 $1,957,128         1,883,280
                                             ==========        ==========
       Liabilities and Equity
       ----------------------
Current Liabilities
  Accounts payable                           $       77        $      216
  Accounts and notes payable
    to associated companies                         106               108
  Other                                             169                21
                                             ----------        ----------
      Total Current Liabilities                     352               345

Deferred Credits                                  8,643             8,881

Stockholders' Equity
  Common stock                                  703,987           680,807
  Retained earnings                             118,180           116,227
  Undistributed subsidiaries' earnings        1,125,966         1,077,020
                                             ----------        ----------
      Total Stockholders' Equity              1,948,133         1,874,054
                                             ----------        ----------
Total Liabilities and Equity                 $1,957,128        $1,883,280
                                             ==========        ==========

    See accompanying notes to condensed parent company financial statements.
                                          (continued on next page)



                                        WISCONSIN ENERGY CORPORATION
                                        NOTES TO FINANCIAL STATEMENTS
                                            (Parent Company Only)

                                    SCHEDULE I - CONDENSED PARENT COMPANY
                                       FINANCIAL STATEMENTS - (cont'd)


1. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of WEC appearing in this Annual Report on Form 10-K.

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






                                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements listed below of Wisconsin Energy Corporation of our report dated January 29, 1997 appearing in this Form 10-K.


   1. Registration Statement on Form S-3 (Registration No. 33-57765) - Stock Plus Investment Plan.

   2. Registration Statement on Form S-8 (Registration No. 33-62159) - Represented Employee Savings Plan.

   3. Registration Statement on Form S-8 (Registration No. 33-62157) - Management Employee Savings Plan.

   4. Registration Statement on Form S-8 (Registration No. 33-65225) - 1993 Omnibus Stock Incentive Plan.







/s/Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 27, 1997




                                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-51749 and 33-64343) of Wisconsin Electric Power Company of our report dated January 29, 1997 appearing in this Form 10-K.






/s/Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 27, 1997



MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Electric Power Company's ("WE") parent company, entered into an Agreement and Plan of Merger with Northern States Power Company, a Minnesota corporation ("NSP"), which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction (the "Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at December 31, 1996 of $25.7 million.

Further information concerning the Merger Agreement and the proposed Transaction is included in Item 1. BUSINESS - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY", in Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - "DIVIDEND POLICY OF PRIMERGY", in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Merger Agreement with Northern States Power Company" and in "Note B - Mergers" in the NOTES TO FINANCIAL STATEMENTS in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in this report.

Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in the Joint Proxy Statement/Prospectus dated
August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.

Pro Forma Financial Information

The following summarized unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSP and of WE and NSP-WI to give effect to the Transaction to form Primergy and Wisconsin Energy Company, respectively. This financial information is prepared on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with the historical financial statements and related notes thereto (i) of WEC and WE included in Item 8 hereof and (ii) of NSP and NSP-WI incorporated by reference as Exhibits 99.3 and 99.4 hereto.

The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period following consummation of the Transaction, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and net of costs to achieve the savings of approximately $30 million and $122 million, respectively. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma income statement information. With the exception of certain non-current deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at December 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1994. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Corporation Information: The summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSP after giving effect to the Transaction to form Primergy. A $153.8 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

Wisconsin Energy Company Information: The summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the transfer of certain gas assets from NSP-WI to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 revenues of $32.5 million and related expenses associated with the transfer of certain gas assets from NSP-WI to New NSP. A $150.3 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. A net $25.7 million pro forma adjustment has also been made in the summarized unaudited pro forma combined balance sheet information to reflect the transfer of certain gas assets from NSP-WI to New NSP. Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

Index to Pro Forma Financial Statements
                                                                          Page
Primergy Corporation:

Unaudited Pro Forma Combined Condensed Balance Sheet - December 31, 1996. .124
Unaudited Pro Forma Combined Condensed Statements of Income - 1996. . . . .125
Unaudited Pro Forma Combined Condensed Statements of Income - 1995. . . . .126
Unaudited Pro Forma Combined Condensed Statements of Income - 1994. . . . .127
Notes to Unaudited Pro Forma Combined Condensed Financial Statements. . . .128

Wisconsin Energy Company:

Unaudited Pro Forma Combined Condensed Balance Sheet - December 31, 1996. .129 NSP-WI Unaudited Pro Forma Condensed Balance Sheet - December 31, 1996. . .130
Unaudited Pro Forma Combined Condensed Statements of Income - 1996. . . . .131
Unaudited Pro Forma Combined Condensed Statements of Income - 1995. . . . .132
Unaudited Pro Forma Combined Condensed Statements of Income - 1994. . . . .133
Notes to Unaudited Pro Forma Combined Condensed Financial Statements. . . .134



                                                   PRIMERGY CORPORATION

                                   UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                                     December 31, 1996
                                                      (In thousands)
                                                          NSP             WEC           Pro Forma       Pro Forma
           Pro Forma Balance Sheet                   (As Reported)   (As Reported)     Adjustments      Combined
  ------------------------------------------          ------------    ------------    ------------    ------------
                    Assets
Utility Plant
  Electric                                            $  6,766,896    $  4,857,528    $        -      $ 11,624,424
  Gas                                                      750,449         505,100             -         1,255,549
  Other                                                    331,441          61,765             -           393,206
                                                      ------------    ------------    ------------    ------------
     Total                                               7,848,786       5,424,393             -        13,273,179
  Accumulated provision for depreciation                (3,611,244)     (2,441,950)            -        (6,053,194)
  Nuclear fuel - net                                       100,338          75,476             -           175,814
                                                      ------------    ------------    ------------    ------------
     Net Utility Plant                                   4,337,880       3,057,919             -         7,395,799

Current Assets
  Cash and cash equivalents                                 51,118          10,748             -            61,866
  Accounts receivable - net                                371,654         151,473             -           523,127
  Accrued utility revenues                                 147,366         155,838             -           303,204
  Fossil fuel inventories                                   45,013         113,516             -           158,529
  Material & supplies inventories                          109,425          70,900             -           180,325
  Prepayments and other                                     72,647          63,383             -           136,030
                                                      ------------    ------------    ------------    ------------
     Total Current Assets                                  797,223         565,858             -         1,363,081

Other Assets
  Regulatory assets                                        354,128         286,461             -           640,589
  External decommissioning fund                            260,756         322,085             -           582,841
  Investments in non-regulated projects
     and other investments                                 451,223         104,919             -           556,142
  Non-regulated property - net                             192,790         173,525             -           366,315
  Intangible assets and other (Note 4)                     242,900         300,071        (153,806)        389,165
                                                      ------------    ------------    ------------    ------------
     Total Other Assets                                  1,501,797       1,187,061        (153,806)      2,535,052
                                                      ------------    ------------    ------------    ------------
Total Assets                                          $  6,636,900    $  4,810,838    $   (153,806)   $ 11,293,932
                                                      ============    ============    ============    ============
           Liabilities and Equity

Capitalization
 Common stock equity:
  Common stock (Note 1)                               $    172,659    $      1,117    $   (171,536)   $      2,240
  Other stockholders' equity (Note 1)                    1,963,221       1,944,227         171,536       4,078,984
                                                      ------------    ------------    ------------    ------------
     Total Common Stock Equity                           2,135,880       1,945,344             -         4,081,224

  Cumulative preferred stock and premium                   240,469          30,450             -           270,919
  Long-term debt                                         1,592,568       1,416,067             -         3,008,635
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                3,968,917       3,391,861             -         7,360,778

Current Liabilities
  Current portion of long-term debt                        261,218         190,204             -           451,422
  Short-term debt                                          368,367          69,265             -           437,632
  Accounts payable                                         236,341         148,429             -           384,770
  Taxes accrued                                            204,348          37,362             -           241,710
  Other accrued liabilities                                166,126          81,758             -           247,884
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                           1,236,400         527,018             -         1,763,418

Other Liabilities
  Deferred income taxes (Note 4)                           804,342         511,399        (153,806)      1,161,935
  Deferred investment tax credits                          149,606          87,798             -           237,404
  Regulatory liabilities                                   302,647         175,943             -           478,590
  Other liabilities and deferred credits                   174,988         116,819             -           291,807
                                                      ------------    ------------    ------------    ------------
     Total Other Liabilities                             1,431,583         891,959        (153,806)      2,169,736
                                                      ------------    ------------    ------------    ------------
Total Capitalization and Liabilities                  $  6,636,900    $  4,810,838    $   (153,806)   $ 11,293,932
                                                      ============    ============    ============    ============

See accompanying notes to unaudited pro forma combined condensed financial statements.




                                            PRIMERGY CORPORATION

                         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                                      12 Months Ended December 31, 1996

                                  (In thousands, except per share amounts)


                                                        NSP           WEC        Pro Forma     Pro Forma
                                                   (As Reported) (As Reported)  Adjustments    Combined
                                                    ----------    ----------    -----------   ----------
Utility Operating Revenues
  Electric                                          $2,127,413    $1,393,270    $      -      $3,520,683
  Gas                                                  526,793       364,875           -         891,668
  Steam                                                   -           15,675           -          15,675
                                                    ----------    ----------    -----------   ----------
       Total Operating Revenues                      2,654,206     1,773,820           -       4,428,026

Utility Operating Expenses
  Electric production-fuel and purchased power         541,267       331,867           -         873,134
  Cost of gas sold & transported                       335,453       234,254           -         569,707
  Other operation                                      554,946       391,520           -         946,466
  Maintenance                                          155,830       103,046           -         258,876
  Depreciation and amortization                        306,432       202,796           -         509,228
  Taxes other than income taxes                        232,824        77,866           -         310,690
  Income taxes                                         161,410       126,627           -         288,037
                                                    ----------    ----------    -----------   ----------
       Total Operating Expenses                      2,288,162     1,467,976           -       3,756,138
                                                    ----------    ----------    -----------   ----------
Utility Operating Income                               366,044       305,844           -         671,888

Other Income (Expense)
  Equity earnings of unconsolidated investees           31,025           -             -          31,025
  Other income and deductions - net                      8,169        20,042           -          28,211
                                                    ----------    ----------    -----------   ----------
       Total Other Income (Expense)                     39,194        20,042           -          59,236
                                                    ----------    ----------    -----------   ----------
Income Before Interest Charges
  and Preferred Dividends                              405,238       325,886           -         731,124

Interest Charges                                       130,699       106,548           -         237,247

Preferred Dividends of Subsidiaries                     12,245         1,203           -          13,448
                                                    ----------    ----------    -----------   ----------
Net Income                                          $  262,294    $  218,135    $      -      $  480,429
                                                    ==========    ==========    ===========   ==========
Average Common Shares Outstanding (Note 1)              68,679       110,983         42,993      222,655

Earnings Per Common Share                           $     3.82    $     1.97                  $     2.16
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

2. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and net of costs to achieve the savings of approximately $30 million and $122 million, respectively.
      None of these estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

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




                                                WISCONSIN ENERGY COMPANY *

                                   UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                                     DECEMBER 31, 1996

                                                      (In thousands)



                                                                                                       Adjusted
                                                            WE           NSP-WI        Pro Forma       Pro Forma
           Pro Forma Balance Sheet                     As Reported    As Adjusted     Adjustments      Combined
  ------------------------------------------          ------------    ------------    ------------    ------------
                                                                     (See Page 130)     (Note 3)
                    Assets

Utility Plant
  Electric                                            $  4,857,528    $    894,143    $       -       $  5,751,671
  Gas                                                      505,100          64,411            -            569,511
  Other                                                     61,765          67,262            -            129,027
                                                      ------------    ------------    ------------    ------------
     Total                                               5,424,393       1,025,816            -          6,450,209
  Accumulated provision for depreciation                (2,441,950)       (380,423)           -         (2,822,373)
  Nuclear fuel - net                                        75,476            -               -             75,476
                                                      ------------    ------------    ------------    ------------
     Net Utility Plant                                   3,057,919         645,393            -          3,703,312


Current Assets                                             540,825         105,378            -            646,203


Other Assets                                               908,416          55,412        (150,269)        813,559
                                                      ------------    ------------    ------------    ------------

Total Assets                                          $  4,507,160    $    806,183    $   (150,269)   $  5,163,074
                                                      ============    ============    ============    ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $  1,738,788    $    331,412    $       -       $  2,070,200
  Cumulative preferred stock and premium                    30,450            -               -             30,450
  Long-term debt                                         1,371,446         231,688            -          1,603,134
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                3,140,684         563,100            -          3,703,784


Current Liabilities
  Current portion of long-term debt                        183,635            -               -            183,635
  Short-term debt                                           45,390          39,300            -             84,690
  Other                                                    258,570          50,112            -            308,682
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                             487,595          89,412            -            577,007


Other Liabilities                                          878,881         153,671        (150,269)        882,283
                                                      ------------    ------------    ------------    ------------

Total Capitalization and Liabilities                  $  4,507,160    $    806,183    $   (150,269)   $  5,163,074
                                                      ============    ============    ============    ============

See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the Merger Agreement, Wisconsin Electric Power Company will be renamed Wisconsin Energy Company.




                                         NORTHERN STATES POWER COMPANY - WISCONSIN

                                        UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

                                                     DECEMBER 31, 1996

                                                      (In thousands)




                                                         NSP-WI                 Pro Forma                NSP-WI
           Pro Forma Balance Sheet                    As Reported              Adjustments            As Adjusted
  ------------------------------------------          ------------            ------------            ------------
                                                                                (Note 2)
                    Assets

Utility Plant
  Electric                                            $    894,143            $       -               $    894,143
  Gas                                                       99,817                 (35,406)                 64,411
  Other                                                     67,262                    -                     67,262
                                                      ------------            ------------            ------------
     Total                                               1,061,222                 (35,406)              1,025,816
  Accumulated provision for depreciation                  (395,619)                 15,196                (380,423)
  Nuclear fuel - net                                          -                       -                       -
                                                      ------------            ------------            ------------
     Net Utility Plant                                     665,603                 (20,210)                645,393


Current Assets                                              86,933                  18,445                 105,378


Other Assets                                                56,595                  (1,183)                 55,412
                                                      ------------            ------------            ------------

Total Assets                                          $    809,131            $     (2,948)           $    806,183
                                                      ============            ============            ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $    331,412            $       -               $    331,412
  Cumulative preferred stock and premium                      -                       -                       -
  Long-term debt                                           231,688                    -                    231,688
                                                      ------------            ------------            ------------
     Total Capitalization                                  563,100                    -                    563,100


Current Liabilities
  Current portion of long-term debt                           -                       -                       -
  Short-term debt                                           39,300                    -                     39,300
  Other                                                     50,112                    -                     50,112
                                                      ------------            ------------            ------------
     Total Current Liabilities                              89,412                    -                     89,412


Other Liabilities                                          156,619                  (2,948)                153,671
                                                      ------------            ------------            ------------

Total Capitalization and Liabilities                  $    809,131            $     (2,948)           $    806,183
                                                      ============            ============            ============

See accompanying notes to unaudited pro forma combined condensed financial statements.




                                                WISCONSIN ENERGY COMPANY *

                                UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                                             12 MONTHS ENDED DECEMBER 31, 1996

                                                      (In thousands)


                                         WE            NSP-WI        Pro Forma      Pro Forma
                                    As Reported     As Reported     Adjustments     Combined
                                    -----------     -----------     -----------     -----------
Utility Operating Revenues
  Electric                          $ 1,393,270     $   377,073     $       -       $ 1,770,343
  Gas                                   364,875          88,756             -           453,631
  Steam                                  15,675             -               -            15,675
                                    -----------     -----------     -----------     -----------
       Total Operating Revenues       1,773,820         465,829             -         2,239,649

Utility Operating Expenses
  Electric production - fuel
    and purchased power                 331,867         178,657             -           510,524
  Cost of gas sold
    and transported                     234,254          58,347             -           292,601
  Other operation                       391,520          77,851             -           469,371
  Maintenance                           103,046          19,617             -           122,663
  Depreciation and amortization         202,796          35,731             -           238,527
  Taxes other than income taxes          77,866          14,332             -            92,198
  Income taxes                          126,627          24,688             -           151,315
                                    -----------     -----------     -----------     -----------
       Total Operating Expenses       1,467,976         409,223             -         1,877,199
                                    -----------     -----------     -----------     -----------

Utility Operating Income                305,844          56,606             -           362,450

Other Income (Expense)                   11,746           1,016             -            12,762
                                    -----------     -----------     -----------     -----------

Income Before Interest Charges
  and Preferred Dividends               317,590          57,622             -           375,212

Interest Charges                        106,275          18,925             -           125,200
                                    -----------     -----------     -----------     -----------

Net Income                              211,315          38,697             -           250,012

Preferred Stock
  Dividend Requirement                    1,203             -               -             1,203
                                    -----------     -----------     -----------     -----------

Earnings Available
  for Common Stockholder            $   210,112     $    38,697     $       -       $   248,809
                                    ===========     ===========     ===========     ===========

See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the Merger Agreement, Wisconsin Electric Power Company will be renamed Wisconsin Energy
Company.

Note:  Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy Corporation.




                                         WISCONSIN ENERGY COMPANY *

                         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                                      12 MONTHS ENDED DECEMBER 31, 1995

                                               (In thousands)


                                         WE            NSP-WI        Pro Forma      Pro Forma
                                    As Reported     As Reported     Adjustments     Combined
                                    -----------     -----------     -----------     -----------
Utility Operating Revenues
  Electric                          $ 1,437,480     $   381,040     $       -       $ 1,818,520
  Gas                                   318,262          78,058             -           396,320
  Steam                                  14,742             -               -            14,742
                                    -----------     -----------     -----------     -----------
       Total Operating Revenues       1,770,484         459,098             -         2,229,582

Utility Operating Expenses
  Electric production - fuel
    and purchased power                 345,387         178,446             -           523,833
  Cost of gas sold
    and transported                     188,764          52,356             -           241,120
  Other operation                       395,242          79,472             -           474,714
  Maintenance                           112,400          20,780             -           133,180
  Depreciation and amortization         183,876          33,097             -           216,973
  Taxes other than income taxes          74,765          14,109             -            88,874
  Income taxes                          141,029          24,662             -           165,691
                                    -----------     -----------     -----------     -----------
       Total Operating Expenses       1,441,463         402,922             -         1,844,385
                                    -----------     -----------     -----------     -----------

Utility Operating Income                329,021          56,176             -           385,197

Other Income (Expense)                   21,272           2,143             -            23,415
                                    -----------     -----------     -----------     -----------

Income Before Interest Charges
  and Preferred Dividends               350,293          58,319             -           408,612

Interest Charges                        109,625          19,102             -           128,727
                                    -----------     -----------     -----------     -----------

Net Income                              240,668          39,217             -           279,885

Preferred Stock
  Dividend Requirement                    1,203             -               -             1,203
                                    -----------     -----------     -----------     -----------

Earnings Available
  for Common Stockholder            $   239,465     $    39,217     $       -       $   278,682
                                    ===========     ===========     ===========     ===========

See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the Merger Agreement, Wisconsin Electric Power Company will be renamed Wisconsin Energy
Company.

Note:  Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy Corporation.




                                         WISCONSIN ENERGY COMPANY *

                         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                                      12 MONTHS ENDED DECEMBER 31, 1994

                                               (In thousands)


                                         WE            NSP-WI        Pro Forma      Pro Forma
                                    As Reported     As Reported     Adjustments     Combined
                                    -----------     -----------     -----------     -----------
Utility Operating Revenues
  Electric                          $ 1,403,562     $   375,105     $       -       $ 1,778,667
  Gas                                   324,349          76,715             -           401,064
  Steam                                  14,281             -               -            14,281
                                    -----------     -----------     -----------     -----------
       Total Operating Revenues       1,742,192         451,820             -         2,194,012

Utility Operating Expenses
  Electric production - fuel
    and purchased power                 328,485         179,558             -           508,043
  Cost of gas sold
    and transported                     199,511          53,484             -           252,995
  Other operation                       399,011          77,958             -           476,969
  Maintenance                           124,602          22,385             -           146,987
  Depreciation and amortization         177,614          30,774             -           208,388
  Taxes other than income taxes          76,035          13,710             -            89,745
  Revitalization charges                 73,900             -               -            73,900
  Income taxes                           99,761          19,077             -           118,838
                                    -----------     -----------     -----------     -----------
       Total Operating Expenses       1,478,919         396,946             -         1,875,865
                                    -----------     -----------     -----------     -----------

Utility Operating Income                263,273          54,874             -           318,147

Other Income (Expense)                   25,334           1,245             -            26,579
                                    -----------     -----------     -----------     -----------

Income Before Interest Charges
  and Preferred Dividends               288,607          56,119             -           344,726

Interest Charges                        106,853          17,574             -           124,427
                                    -----------     -----------     -----------     -----------

Net Income                              181,754          38,545             -           220,299

Preferred Stock
  Dividend Requirement                    1,351             -               -             1,351
                                    -----------     -----------     -----------     -----------

Earnings Available
  for Common Stockholder            $   180,403     $    38,545     $       -       $   218,948
                                    ===========     ===========     ===========     ===========

See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the Merger Agreement, Wisconsin Electric Power Company will be renamed Wisconsin Energy
  Company.

Note:  Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy Corporation.



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

      As previously reported, on April 28, 1995, WEC, WE's parent company, and NSP entered into a Merger Agreement, which was amended and restated as of July 26, 1995. The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of NSP, WE (which will be renamed Wisconsin Energy Company) and the other subsidiaries of WEC and NSP. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". The goal of WEC and NSP was to complete the Transaction by January 1, 1997. However, because all necessary regulatory approvals were not obtained by the end of 1996, the Transaction was not completed in 1996. WEC and NSP continue to pursue regulatory approvals, without unacceptable conditions, to facilitate completion of the Transaction as soon as possible in 1997.

      As part of this proposed merger, the unaudited pro forma combined condensed financial statements reflect the merger of NSP-WI, currently a wholly owned subsidiary of NSP, into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire certain gas utility assets in LaCrosse and Hudson, Wisconsin from NSP-WI.

2. A pro forma adjustment has been made in the NSP-WI Unaudited Pro Forma Condensed Balance Sheet at December 31, 1996 to reflect the sale at net book value of the gas utility assets and liabilities of NSP-WI divisions in LaCrosse and Hudson, Wisconsin to New NSP.

3. A pro forma adjustment has been made in the Wisconsin Energy Company Unaudited Pro Forma Combined Condensed Balance Sheet at December 31, 1996 to conform the presentation of noncurrent deferred income taxes into one net amount. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma combined condensed financial statements.

4. Unaudited pro forma income statement amounts for Wisconsin Energy Company do not reflect the transfer of the LaCrosse and Hudson divisions by NSP-WI to New NSP. The revenues related to those divisions for the twelve months ended December 31, 1996 were $32.5 million. The amount of related expenses has not been quantified.

5. Intercompany transactions (including purchased power and exchanged power transactions) between WE and NSP-WI during the period presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

6. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the transactions contemplated by the Merger Agreement, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Cost savings resulting from the proposed merger are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and net of costs to achieve the savings of approximately $30 million and $122 million, respectively. None of these estimated cost savings, the costs to achieve such savings, or transaction costs have been reflected in the unaudited pro forma combined condensed financial statements.

* In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.
                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WISCONSIN ENERGY CORPORATION


                                    By   /s/R. A. Abdoo
                                       ---------------------------------------
                                       R. A. Abdoo, Chairman of the Board,
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/R. A. Abdoo
---------------------------------------------March 27, 1997
R. A. Abdoo, Chairman of the Board, President
and Chief Executive Officer and Director
- Principal Executive Officer


/s/R. R. Grigg
---------------------------------------------                  March 27, 1997
R. R. Grigg, Vice President and Director


/s/C. H. Baker
---------------------------------------------                  March 27, 1997
C. H. Baker, Treasurer and Chief Financial
Officer - Principal Financial Officer


/s/A. K. Klisurich
---------------------------------------------                  March 27, 1997
A. K. Klisurich, Controller - Principal
Accounting Officer


/s/J. F. Ahearne
---------------------------------------------                  March 27, 1997
J. F. Ahearne, Director


/s/J. F. Bergstrom
---------------------------------------------                  March 27, 1997
J. F. Bergstrom, Director


/s/R. A. Cornog
---------------------------------------------                  March 27, 1997
R. A. Cornog, Director


/s/G. B. Johnson
---------------------------------------------                  March 27, 1997
G. B. Johnson, Director


/s/F. P. Stratton, Jr.
---------------------------------------------                  March 27, 1997
F. P. Stratton, Jr., Director



                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WISCONSIN ELECTRIC POWER COMPANY



                                         By  /s/R. A. Abdoo
                                            --------------------------------
                                            R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/R. A. Abdoo
---------------------------------------------                  March 27, 1997
R. A. Abdoo, Chairman of the Board,
Chief Executive Officer and Director
- Principal Executive Officer


/s/R. R. Grigg
---------------------------------------------                  March 27, 1997
R. R. Grigg, President, Chief Operating Officer,
Chief Nuclear Officer and Director


/s/D. K. Porter
---------------------------------------------                  March 27, 1997
D. K. Porter, Senior Vice President and Director


/s/C. H. Baker
---------------------------------------------                  March 27, 1997
C. H. Baker, Vice President - Finance, Chief
Financial Officer - Principal Financial Officer


/s/A. K. Klisurich
---------------------------------------------                  March 27, 1997
A. K. Klisurich, Controller - Principal
Accounting Officer


/s/J. F. Ahearne
---------------------------------------------                  March 27, 1997
J. F. Ahearne, Director


/s/J. F. Bergstrom
---------------------------------------------                  March 27, 1997
J. F. Bergstrom, Director


/s/R. A. Cornog
---------------------------------------------                  March 27, 1997
R. A. Cornog, Director


/s/G. B. Johnson
---------------------------------------------                  March 27, 1997
G. B. Johnson, Director


/s/F. P. Stratton, Jr.
---------------------------------------------                  March 27, 1997
F. P. Stratton, Jr., Director



                                    WISCONSIN ENERGY CORPORATION ("WEC")
                                   WISCONSIN ELECTRIC POWER COMPANY ("WE")
                                                EXHIBIT INDEX
                                                     to
                                         Annual Report on Form 10-K
                                    For the Year Ended December 31, 1996

The following exhibits are filed with or incorporated by reference in this report with respect to WEC and/or WE as denoted by an "X" in the last two columns. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)


    Number                       Exhibit                           WEC    WE
    ------  ----------------------------------------------------   ---    --
         2       Plan of acquisition, reorganization, arrangement,
                 liquidation or succession

                 2.1 *      Amended and Restated Agreement and Plan of                          X       X
                            Merger, dated as of April 28, 1995, as amended
                            and restated as of July 26, 1995, by and among
                            NSP, WEC, Northern Power Wisconsin Corp. ("New
                            NSP") and WEC Sub Corp. (Exhibit (2)-1 to WEC's
                            Registration Statement on Form S-4 filed on
                            August 7, 1995, Registration No. 33-61619
                            ("Form S-4, No. 33-61619"); other related
                            documents are also filed as exhibits to such
                            Registration Statement.)

                 2.2 *      WEC Stock Option Agreement, dated as of                             X       X
                            April 28, 1995, by and among NSP and WEC.
                            (Exhibit (2)-2 to Form S-4, No. 33-61619.)

                 2.3 *      NSP Stock Option Agreement, dated as of                             X       X
                            April 28, 1995, by and among WEC and NSP.
                            (Exhibit (2)-3 to Form S-4, No. 33-61619.)

                 2.4 *      Committees of the Board of Directors of                             X       X
                            Primergy  (Exhibit (2)-4 to Form S-4,
                            No. 33-61619.)

                 2.5 *      Form of Employment Agreement between                                X       X
                            Primergy and James J. Howard.  (Exhibit
                            (2)-5 to Form S-4, No. 33-61619.)

                 2.6 *      Form of Employment Agreement between                                X       X
                            Primergy and Richard A. Abdoo.
                            (Exhibit (2)-6 to Form S-4, No. 33-61619.)

                 2.7 *      Form of Amended and Restated Articles of                            X       X
                            Incorporation of New NSP.  (Exhibit 3-3 (b)
                            to Form S-4, No. 33-61619.)

                 2.8 *      Letter Agreement, dated January 17, 1995,                           X       X
                            between NSP and WEC.  (Exhibit (2)-8 to WEC's
                            Schedule 13D dated May 4, 1995 with respect
                            to the NSP Stock Option Agreement.)

                 2.9 *      Letter Agreement, dated April 26, 1995,                             X       X
                            between NSP and WEC amending Letter Agreement
                            dated January 17, 1995.  (Exhibit (2)-9 to
                            WEC's Schedule 13D dated May 4, 1995 with
                            respect to the NSP Stock Option Agreement.)

                 2.10 *     Plan and Agreement of Merger, dated June 30,                                X
                            1994, by and between WE and Wisconsin Natural
                            Gas Company ("WN").  (Appendix A to WE's Proxy
                            Statement dated October 31, 1994, in File No.
                            1-1245.)

         3       Articles of Incorporation and By-laws

                 3.1 *      Restated Articles of Incorporation of WEC,                          X
                            as amended and restated effective June 12, 1995.
                            (Exhibit (3)-1 to WEC's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1995,
                            File No. 1-9057.)

                 3.2 *      Bylaws of WEC, as amended and restated                              X
                            July 26, 1995.  (Exhibit (3)-2 to Form S-4,
                            No. 33-61619.)

                 3.3 *      Restated Articles of Incorporation of WE, as                                X
                            amended and restated effective January 10, 1995.
                            (Exhibit (3)-1 to WE's Annual Report on Form
                            10-K for the year ended December 31, 1994,
                            File No. 1-1245.)

                 3.4 *      Bylaws of WE, as amended and restated                                       X
                            January 31, 1996. (Exhibit (3)-1 to WE's Annual
                            Report on Form 10-K for the year ended
                            December 31, 1995, File No. 1-1245.)

         4 Instruments defining the rights of security holders, including indentures

                 4.1 *      Reference is made to Article III of the                             X       X
                            Restated Articles of Incorporation.
                            (Exhibits (3)-1 and (3)-3 herein.)

                 Mortgage, Indenture, Supplemental Indenture or Securities
                 Resolution:

                 4.2 *      Mortgage and Deed of Trust of WE dated                              X       X
                            October 28, 1938 (Exhibit B-1 under File
                            No. 2-4340.)

                 4.3 *      Second Supplemental Indenture of WE, dated                          X       X
                            June 1, 1946 (Exhibit 7-C under File
                            No. 2-6422.)

                 4.4 *      Third Supplemental Indenture of WE, dated                           X       X
                            March 1, 1949 (Exhibit 7-C under File
                            No. 2-8456.)

                 4.5 *      Fourth Supplemental Indenture of WE, dated                          X       X
                            June 1, 1950 (Exhibit 7-D under File
                            No. 2-8456.)

                 4.6 *      Fifth Supplemental Indenture of WE, dated                           X       X
                            May 1, 1952 (Exhibit 4-G under File
                            No. 2-9588.)

                 4.7 *      Sixth Supplemental Indenture of WE, dated                           X       X
                            May 1, 1954 (Exhibit 4-H under File
                            No. 2-10846.)

                 4.8 *      Seventh Supplemental Indenture of WE,                               X       X
                            dated April 15, 1956 (Exhibit 4-I under
                            File No. 2-12400.)

                 4.9 *      Eighth Supplemental Indenture of WE,                                X       X
                            dated April 1, 1958 (Exhibit 2-I under
                            File No. 2-13937.)

                 4.10 *     Ninth Supplemental Indenture of WE, dated                           X       X
                            November 15, 1960 (Exhibit 2-J under
                            File No. 2-17087.)

                 4.11 *     Tenth Supplemental Indenture of WE, dated                           X       X
                            November 1, 1966 (Exhibit 2-K under
                            File No. 2-25593.)

                 4.12 *     Eleventh Supplemental Indenture of WE,                              X       X
                            dated November 15, 1967 (Exhibit 2-L under
                            File No. 2-27504.)

                 4.13 *     Twelfth Supplemental Indenture of WE,                               X       X
                            dated May 15, 1968 (Exhibit 2-M under File No.
                            2-28799.)

                 4.14 *     Thirteenth Supplemental Indenture of WE,                            X       X
                            dated May 15, 1969 (Exhibit 2-N under
                            File No. 2-32629.)

                 4.15 *     Fourteenth Supplemental Indenture of WE,                            X       X
                            dated November 1, 1969 (Exhibit 2-O under
                            File No. 2-34942.)

                 4.16 *     Fifteenth Supplemental Indenture of WE, dated                       X       X
                            July 15, 1976 (Exhibit 2-P under File
                            No. 2-54211.)

                 4.17 *     Sixteenth Supplemental Indenture of WE, dated                       X       X
                            January 1, 1978 (Exhibit 2-Q under File
                            No. 2-61220.)

                 4.18 *     Seventeenth Supplemental Indenture of WE,                           X       X
                            dated May 1, 1978 (Exhibit 2-R under File
                            No. 2-61220.)

                 4.19 *     Eighteenth Supplemental Indenture of WE,                            X       X
                            dated May 15, 1978 (Exhibit 2-S under
                            File No. 2-61220.)

                 4.20 *     Nineteenth Supplemental Indenture of WE,                            X       X
                            dated August 1, 1979 (Exhibit (a)2(a) under
                            File No. 1-1245, 9/30/79 WE Form 10-Q.)

                 4.21 *     Twentieth Supplemental Indenture of WE, dated                       X       X
                            November 15, 1979 (Exhibit (a)2(a) under
                            File No. 1-1245, 12/31/79 WE Form 10-K.)

                 4.22 *     Twenty-First Supplemental Indenture of WE,                          X       X
                            dated April 15, 1980 (Exhibit (4)-21 under
                            File No. 2-69488.)

                 4.23 *     Twenty-Second Supplemental Indenture of WE,                         X       X
                            dated December 1, 1980 (Exhibit (4)-1 under
                            File No. 1-1245, 12/31/80 WE Form 10-K.)

                 4.24 *     Twenty-Third Supplemental Indenture of WE,                          X       X
                            dated September 15, 1985 (Exhibit (4)-1 under
                            File No. 1-1245, 9/30/85 WE Form 10-Q.)

                 4.25 *     Twenty-Fourth Supplemental Indenture of WE,                         X       X
                            dated September 15, 1985 (Exhibit (4)-1 under
                            File No. 1-1245, 9/30/85 WE Form 10-Q.)

                 4.26 *     Twenty-Fifth Supplemental Indenture of WE,                          X       X
                            dated December 15, 1986 (Exhibit (4)-25
                            under File No. 1-1245, 12/31/86 WE Form 10-K.)

                 4.27 *     Twenty-Sixth Supplemental Indenture of WE,                          X       X
                            dated January 1, 1988 (Exhibit 4 under File
                            No. 1-1245, 1/26/88 Form 8-K.)

                 4.28 *     Twenty-Seventh Supplemental Indenture of WE,                        X       X
                            dated April 15, 1988 (Exhibit 4 under
                            File No. 1-1245, 3/31/88 Form 10-Q.)

                 4.29 *     Twenty-Eighth Supplemental Indenture of WE,                         X       X
                            dated September 1, 1989 (Exhibit 4 under
                            File No. 1-1245, 9/30/89 WE Form 10-Q.)

                 4.30 *     Twenty-Ninth Supplemental Indenture of WE,                          X       X
                            dated October 1, 1991 (Exhibit 4-1 under
                            File No. 1-1245, 12/31/91 WE Form 10-K.)

                 4.31 *     Thirtieth Supplemental Indenture of WE,                             X       X
                            dated December 1, 1991 (Exhibit 4-2 under
                            File No. 1-1245, 12/31/91 WE Form 10-K.)

                 4.32 *     Thirty-First Supplemental Indenture of WE,                          X       X
                            dated August 1, 1992 (Exhibit 4-1 under
                            File No. 1-1245, 6/30/92 WE Form 10-Q.)

                 4.33 *     Thirty-Second Supplemental Indenture of WE,                         X       X
                            dated August 1, 1992 (Exhibit 4-2 under
                            File No. 1-1245, 6/30/92 WE Form 10-Q.)

                 4.34 *     Thirty-Third Supplemental Indenture of WE,                          X       X
                            dated October 1, 1992 (Exhibit 4-1 under
                            File No. 1-1245, 9/30/92 WE Form 10-Q.)

                 4.35 *     Thirty-Fourth Supplemental Indenture of WE,                         X       X
                            dated November 1, 1992 (Exhibit 4-2 under
                            File No. 1-1245, 9/30/92 WE Form 10-Q.)

                 4.36 *     Thirty-Fifth Supplemental Indenture of WE,                          X       X
                            dated December 15, 1992 (Exhibit 4-1 under
                            File No. 1-1245, 12/31/92 WE Form 10-K.)

                 4.37 *     Thirty-Sixth Supplemental Indenture of WE,                          X       X
                            dated January 15, 1993 (Exhibit 4-2 under
                            File No. 1-1245, 12/31/92 WE Form 10-K.)

                 4.38 *     Thirty-Seventh Supplemental Indenture of WE,                        X       X
                            dated March 15, 1993 (Exhibit 4-3 under
                            File No. 1-1245, 12/31/92 WE Form 10-K.)

                 4.39 *     Thirty-Eighth Supplemental Indenture of WE,                         X       X
                            dated August 1, 1993 (Exhibit (4)-1 under
                            File No. 1-1245, 6/30/93 WE Form 10-Q.)

                 4.40 *     Thirty-Ninth Supplemental Indenture of WE,                          X       X
                            dated September 15, 1993 (Exhibit (4)-1
                            under File No. 1-1245, 9/30/93 WE Form 10-Q.)

                 4.41 *     Fortieth Supplemental Indenture of WE,                              X       X
                            dated January 1, 1996 (Exhibit (4)-1
                            under File No. 1-1245, 1/1/96 WE Form 8-K.)

                 4.42 *     Indenture for Debt Securities of WE                                 X       X
                            (the "Indenture"), dated  December 1, 1995
                            (Exhibit (4)-1 under File No. 1-1245,
                            12/31/95 WE Form 10-K.)

                 4.43 *     Securities Resolution No. 1 of WE under                             X       X
                            the Indenture, dated December 5, 1995
                            (Exhibit (4)-2 under File No. 1-1245,
                            12/31/95, WE Form 10-K.)

                 4.44       Securities Resolution No. 2 of WE under                             X       X*
                            the Indenture, dated November 12, 1996.
                            (WEC Exhibit 4.44 herein.)

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

         10      Material Contracts

                 10.1 *     Supplemental Executive Retirement Plan of WEC                       X
                            (as amended and restated as of January 1, 1996).
                            (Exhibit (10)-1 to WEC's Annual Report on
                            Form 10-K for the year ended December 31,
                            1995, File No. 1-9057.)**  See Note.

                 10.2 *     Amended Non-Qualified Trust Agreement by                            X       X
                            and between WEC and Firstar Trust Company
                            dated January 26, 1996, regarding trust
                            established to provide a source of funds
                            to assist in meeting of the liabilities
                            under various nonqualified deferred
                            compensation plans made between WEC or
                            its subsidiaries and various plan
                            participants. (Exhibit (10)-2 to WEC's
                            Annual Report on Form 10-K for the year
                            ended December 31, 1995, File No.
                            1-9057.)** See Note.

                 10.3 *     Executive Deferred Compensation Plan of WEC,                        X
                            effective January 1, 1989, as amended and
                            restated as of January 1, 1996. (Exhibit
                            (10)-3 to WEC's Annual Report on Form 10-K
                            for the year ended December 31, 1995,
                            File No. 1-9057.)**  See Note.

                 10.4 *     Directors' Deferred Compensation Plan of                            X
                            WEC, effective January 1, 1987, and as
                            restated as of January 1, 1996. (Exhibit
                            (10)-4 to WEC's Annual Report on Form 10-K
                            for the year ended December 31, 1995,
                            File No. 1-9057.)**  See Note.

                 10.5 *     Forms of Stock Option Agreements under                              X
                            1993 Omnibus Stock Incentive Plan.
                            (Exhibit (10)-5 to WEC's Annual Report
                            on Form 10-K for the year ended
                            December 31, 1995, File No. 1-9057.)**
                            See Note.

                 10.6 *     Form of Amendment to Stock Option                                   X
                            Agreements under 1993 Omnibus Stock
                            Incentive Plan to waive NSP Transaction
                            as a change in control thereunder.
                            (Exhibit (10)-6 to WEC's Annual Report
                            on Form 10-K for the year ended
                            December 31, 1995, File No. 1-9057.)**
                            See Note.

                 10.7 *     Supplemental Benefits Agreement between                             X
                            WEC and Calvin H. Baker dated
                            November 21, 1994. (Exhibit (10)-7 to
                            WEC's Annual Report on Form 10-K for the
                            year ended December 31, 1995, File
                            No. 1-9057.)**  See Note.

                 10.8 *     Form of Amendment to Supplemental Benefits                          X
                            Agreements to waive NSP Transaction as a
                            change in control thereunder. (Exhibit
                            (10)-8 to WEC's Annual Report on Form 10-K
                            for the year ended December 31, 1995,
                            File No. 1-9057.)** See Note.

                 10.9 *     Form of Consent under the Executive Deferred                        X
                            Compensation Plan to waive NSP Transaction
                            as a change in control thereunder.
                            (Exhibit (10)-9 to WEC's Annual Report on
                            Form 10-K for the year ended December 31,
                            1995, File No. 1-9057.)**  See Note.

                 10.10 *    Supplemental Benefits Agreement between WEC                         X       X
                            and Richard A. Abdoo dated November 21, 1994,
                            and April 26, 1995 letter agreement.
                            (Exhibit (10)-1 to WEC's 6/30/95 10-Q.)**
                            See Note.

                 10.11 *    WEC Senior Executive Severance Policy, as                           X       X
                            adopted effective April 28, 1995 and amended
                            on July 26, 1995. (Exhibit (10)-3 to WEC's
                            6/30/95 10-Q.)**  See Note.

                 10.12 *    1993 Omnibus Stock Incentive Plan adopted                           X
                            by the Board of Directors on December 15,
                            1993, approved by shareholders at the
                            Annual Meeting of Stockholders held on
                            May 11, 1994, offering performance-based
                            incentives and other equity interests in
                            WEC to officers and other key employees.
                            (Exhibit 10-1 to WEC's 1993 Form 10-K
                            in File No. 1-9057.)**  See Note.

                 10.13 *    Agreement between WEC, WITECH Corporation                           X
                            and employee Francis Brzezinski dated
                            November 30, 1992, naming him a participant
                            in the WEC Supplemental Executive
                            Retirement Plan retroactive to September 1,
                            1990. (Exhibit 10-1 to WEC's 1992 Form 10-K
                            in File No. 1-9057.)**  See Note.

                 10.14 *    Short-Term Performance Plan of WEC effective                        X
                            January 1, 1992. (Exhibit 10-3 to WEC's 1991
                            Form 10-K in File No. 1-9057.)**  See Note.

                 10.15 *    Service Agreement dated January 1, 1987,                            X       X
                            between WE, WEC and other non-utility
                            affiliated companies. (Exhibit (10)-(a)
                            to WE's Current Report on Form 8-K dated
                            January 2, 1987 in File No. 1-1245.)

                            Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.
                            Certain compensatory plans in which directors or executive officers of WE are eligible to participate are not filed as WE exhibits in reliance on the exclusion in
                            Item 601(b)(10)(iii)(B)(6) of Regulation S-K.

         21      Subsidiaries of the registrant

                 21.1       Subsidiaries of WEC                                                 X

         23      Consents of experts and counsel

                 23.1       Price Waterhouse LLP - Milwaukee, WI                                X       X
                            Consent of Independent Accountants
                            appearing in this Annual Report on
                            Form 10-K for the year ended December 31,
                            1996.

                 23.2       Consent of Price Waterhouse LLP -                                   X       X
                            Minneapolis, MN, NSP's and NSP-WI's
                            Independent Accountants.

                 23.3       Consent of Deloitte & Touche LLP -                                  X       X
                            Minneapolis, MN, NSP's and NSP-WI's
                            Independent Auditors prior to 1995.

         27      Financial data schedule

                 27.1       Financial Data Schedule for the fiscal                              X       X
                            year ended December 31, 1996.

         99      Additional Exhibits

                 99.1       Information furnished in lieu of the                                X
                            Form 11-K Annual Report for Management
                            Employee Savings Plan for the year ended
                            December 31, 1996. (To be filed by amendment.)

                 99.2       Information furnished in lieu of the                                X
                            Form 11-K Annual Report for Represented
                            Employee Savings Plan for the year ended
                            December 31, 1996. (To be filed by amendment.)

                 99.3 *     Audited Financial Statements of NSP. (Item 8                        X
                            of NSP's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1996,
                            File No. 1-3034):

                            Report of Independent Accountants for the years ended December 31, 1996 and 1995.

                            Independent Auditor's Report for the year ended December 31, 1994.

                            Consolidated Statements of Income for the three years ended December 31, 1996.

                            Consolidated Statements of Cash Flows for the three years ended December 31, 1996.

                            Consolidated Balance Sheets at December 31,
                            1996 and 1995.

                            Consolidated Statements of Common Stockholders'
                            Equity for the three years ended December 31, 1996.

                            Consolidated Statements of Capitalization at December 31, 1996 and 1995.

                            Notes to Financial Statements

                 99.4 *     Audited Financial Statements of NSP-WI.                                     X
                            (Item 8 of NSP-WI's Annual Report on
                            Form 10-K for the fiscal year ended
                            December 31, 1996, File No. 10-3140):

                            Report of Independent Accountants for
                            the years ended December 31, 1996
                            and 1995.

                            Independent Auditor's Report for the year ended December 31, 1994.

                            Statements of Income and Retained Earnings for the three years ended December 31, 1996.

                            Statements of Cash Flows for the three
                            years ended December 31, 1996.

                            Balance Sheets at December 31, 1996 and 1995.

                            Notes to Financial Statements.

