Form 10-K/A
period 1996-12-31
WISCONSIN ENERGY CORP
filed 1997-06-27
CIK 783325

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

                            ------------------------






                                                                    FORM 10-K/A

                          WISCONSIN ENERGY CORPORATION
                         ------------------------------
                                 AMENDMENT NO. 1
                                       TO
                         1996 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) 3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 are hereby amended to reflect the filing of Exhibit Nos. 99.1 and 99.2 herewith; the remainder of
Item 14 (including the Exhibits incorporated by reference in Item 14(a) 3) and the Exhibit Index are unchanged.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WISCONSIN ENERGY CORPORATION
                                           --------------------------------
                                                    (Registrant)


Date:    June 27, 1997                     By  /s/ A. K. Klisurich
     --------------------------------      --------------------------------
                                           A. K. Klisurich, Controller
























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

             23.2    Consent of Price Waterhouse LLP -                X     X
                     Minneapolis, MN, NSP's and NSP-WI's
                     Independent Accountants.

             23.3    Consent of Deloitte & Touche LLP -               X     X
                     Minneapolis, MN, NSP's and NSP-WI's
                     Independent Auditors prior to 1995.

       27    Financial data schedule

             27.1    Financial Data Schedule for the fiscal           X     X
                     year ended December 31, 1996.

       99    Additional Exhibits

             99.1    Information furnished in lieu of the             X
                     Form 11-K Annual Report for Management
                     Employee Savings Plan for the year ended
                     December 31, 1996. (Filed with Amendment No. 1)

             99.2    Information furnished in lieu of the             X
                     Form 11-K Annual Report for Represented
                     Employee Savings Plan for the year ended
                     December 31, 1996. (Filed with Amendment No. 1)

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