Form 10-Q
period 1997-06-30
WISCONSIN ENERGY CORP
filed 1997-08-14
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 1997):

Wisconsin Energy Corporation            Common stock, $.01 Par Value,
                                        112,865,844 shares outstanding.

Wisconsin Electric Power Company        Common stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company common stock.

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS
Item                                                                       Page

   Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                        Part I - Financial Information

1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement. . . . . . . . . . . . . .     3
      Consolidated Condensed Balance Sheet . . . . . . . . . . . . . . .     4
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .     5
   Wisconsin Electric Power Company
      Condensed Income Statement . . . . . . . . . . . . . . . . . . . .     6
      Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . . . .     7
      Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .     9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .    11

                          Part II - Other Information

1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    18
5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    19
6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    25
   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26


                                 INTRODUCTION

Wisconsin Energy Corporation ("WEC" or "Wisconsin Energy") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of WEC as well as separate statements for WE. The unaudited statements have been prepared by WEC and WE pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The WEC and WE financial statements should be read in conjunction with the financial statements and notes thereto included in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996. This combined Form 10-Q is separately filed by WEC and WE. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

                                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1997           1996            1997           1996
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 337,221      $ 334,337       $ 686,321      $ 685,161
  Gas                                            61,228         64,880         214,077        202,896
  Steam                                           4,765          2,469          13,199          9,086
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    403,214        401,686         913,597        897,143

Operating Expenses
  Fuel                                           76,204         71,265         153,465        147,058
  Purchased power                                32,936          6,381          60,797         12,145
  Cost of gas sold                               39,141         40,199         142,435        125,791
  Other operation expenses                      106,705         92,875         209,104        198,251
  Maintenance                                    38,347         24,973          69,814         51,080
  Depreciation                                   57,068         50,896         114,733        103,201
  Taxes other than income taxes                  19,039         19,249          38,226         40,096
  Federal income tax                             (1,576)        21,656          16,343         52,284
  State income tax                                 (130)         5,117           4,165         12,275
  Deferred income taxes - net                     4,886          1,814           9,405          3,676
  Investment tax credit - net                    (1,122)        (1,121)         (2,243)        (2,241)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    371,498        333,304         816,244        743,616

Operating Income                                 31,716         68,382          97,353        153,527

Other Income and Deductions
  Interest income                                 5,329          4,824          11,687         10,790
  Allowance for other funds used
    during construction                           1,216            526           2,357          1,132
  Merger expenses                               (30,684)          -            (30,684)          -
  Miscellaneous - net                            (1,874)        (2,151)         (1,933)        (4,077)
  Income taxes                                   12,079            452          11,924            899
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions           (13,934)         3,651          (6,649)         8,744

Income Before Interest Charges and
  Preferred Dividend                             17,782         72,033          90,704        162,271

Interest Charges
  Interest expense                               29,866         27,550          59,257         55,857
  Allowance for borrowed funds used
    during construction                          (1,752)        (1,371)         (3,591)        (2,545)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       28,114         26,179          55,666         53,312

Preferred Dividend Requirement of Subsidiary        300            300             601            601
                                              ----------     ----------      ----------     ----------
Net Income (Loss)                             $ (10,632)     $  45,554       $  34,437      $ 108,358
                                              ==========     ==========      ==========     ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                 112,577        110,819         112,270        110,819
                                              ==========     ==========      ==========     ==========
Earnings (Loss) Per Share of Common Stock     $   (0.09)     $    0.41       $    0.31      $    0.98
                                              ==========     ==========      ==========     ==========
Dividends Per Share of Common Stock           $  0.3850      $  0.3800       $  0.7650      $  0.7475
                                              ==========     ==========      ==========     ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
/TABLE

                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                      June 30, 1997              December 31, 1996
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,793,284                  $  4,725,832
  Gas                                                        512,171                       503,041
  Steam                                                       61,949                        60,480
  Accumulated provision for depreciation                  (2,569,370)                   (2,441,950)
                                                        -------------                 -------------
                                                           2,798,034                     2,847,403
  Construction work in progress                              151,779                       135,040
  Nuclear fuel - net                                          93,840                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,043,653                     3,057,919

Other Property and Investments                               749,927                       716,223

Current Assets
  Cash and cash equivalents                                   67,977                        10,748
  Accounts receivable                                        135,802                       151,473
  Accrued utility revenues                                    93,532                       155,838
  Materials, supplies and fossil fuel                        159,730                       184,416
  Prepayments and other assets                                92,497                        63,383
                                                        -------------                 -------------
     Total Current Assets                                    549,538                       565,858

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          158,266                       153,806
  Other                                                      303,633                       317,032
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 461,899                       470,838
                                                        -------------                 -------------
Total Assets                                            $  4,805,017                  $  4,810,838
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    730,783                  $    701,197
  Retained earnings                                        1,192,776                     1,244,147
                                                        -------------                 -------------
     Total Common Stock Equity                             1,923,559                     1,945,344
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,407,367                     1,416,067
                                                        -------------                 -------------
     Total Capitalization                                  3,361,376                     3,391,861

Current Liabilities
  Long-term debt due currently                               183,676                       190,204
  Short-term debt                                            102,893                        69,265
  Accounts payable                                           129,448                       148,429
  Accrued liabilities                                         80,748                        84,197
  Other                                                       38,999                        34,923
                                                        -------------                 -------------
     Total Current Liabilities                               535,764                       527,018

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          527,744                       511,399
  Other                                                      380,133                       380,560
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            907,877                       891,959
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,805,017                  $  4,810,838
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
/TABLE


                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                    Six Months Ended June 30
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  34,437                  $ 108,358
  Reconciliation to cash
    Depreciation                                                114,733                    103,201
    Nuclear fuel expense - amortization                           1,494                     11,864
    Conservation expense - amortization                          11,249                     11,249
    Debt premium, discount & expense - amortization               4,559                      5,619
    Deferred income taxes - net                                   9,405                      3,676
    Investment tax credit - net                                  (2,243)                    (2,241)
    Allowance for other funds used during construction           (2,357)                    (1,132)
    Write-off of merger costs                                    30,684                       -
    Change in - Accounts receivable                              15,671                      3,340
                Inventories                                      24,686                      2,275
                Accounts payable                                (18,981)                   (24,614)
                Other current assets                             33,192                     29,001
                Other current liabilities                           627                       (841)
    Other                                                       (27,070)                    10,054
                                                              ----------                 ----------
Cash Provided by Operating Activities                           230,086                    259,809

Investing Activities
  Construction expenditures                                    (142,377)                  (129,055)
  Allowance for borrowed funds used during construction          (3,591)                    (2,545)
  Nuclear fuel                                                   (5,811)                    (9,309)
  Nuclear decommissioning trust                                 (13,165)                   (15,231)
  Conservation investments - net                                    165                        285
  Other                                                          31,892                      7,604
                                                              ----------                 ----------
Cash Used in Investing Activities                              (132,887)                  (148,251)

Financing Activities
  Sale of common stock                                           29,586                       -
  Retirement of preferred stock                                    -                            (1)
  Sale of long-term debt                                           -                        12,838
  Retirement of long-term debt                                  (17,376)                   (41,351)
  Change in short-term debt                                      33,628                     (9,738)
  Dividends on common stock                                     (85,808)                   (82,837)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (39,970)                  (121,089)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  57,229                  $  (9,531)
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  51,170                  $  48,325
  Income taxes                                                   49,806                     75,493

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
/TABLE


                                      WISCONSIN ELECTRIC POWER COMPANY

                                         CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1997           1996            1997           1996
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 337,221      $ 334,337       $ 686,321      $ 685,161
  Gas                                            61,228         64,880         214,077        202,896
  Steam                                           4,765          2,469          13,199          9,086
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    403,214        401,686         913,597        897,143

Operating Expenses
  Fuel                                           76,204         71,265         153,465        147,058
  Purchased power                                32,936          6,381          60,797         12,145
  Cost of gas sold                               39,141         40,199         142,435        125,791
  Other operation expenses                      106,705         92,875         209,104        198,251
  Maintenance                                    38,347         24,973          69,814         51,080
  Depreciation                                   57,068         50,896         114,733        103,201
  Taxes other than income taxes                  19,039         19,249          38,226         40,096
  Federal income tax                             (1,576)        21,656          16,343         52,284
  State income tax                                 (130)         5,117           4,165         12,275
  Deferred income taxes - net                     4,886          1,814           9,405          3,676
  Investment tax credit - net                    (1,122)        (1,121)         (2,243)        (2,241)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    371,498        333,304         816,244        743,616

Operating Income                                 31,716         68,382          97,353        153,527

Other Income and Deductions
  Interest income                                 3,472          3,846           8,575          8,694
  Allowance for other funds used
    during construction                           1,216            526           2,357          1,132
  Merger expenses                               (21,881)          -            (21,881)          -
  Miscellaneous - net                            (1,281)        (1,138)         (1,526)        (2,385)
  Income taxes                                    8,966           (204)          8,698           (447)
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions            (9,508)         3,030          (3,777)         6,994

Income Before Interest Charges                   22,208         71,412          93,576        160,521

Interest Charges
  Interest expense                               28,898         26,500          57,194         53,941
  Allowance for borrowed funds used
    during construction                            (637)          (294)         (1,252)          (630)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       28,261         26,206          55,942         53,311
                                              ----------     ----------      ----------     ----------
Net Income (Loss)                                (6,053)        45,206          37,634        107,210

Preferred Stock Dividend Requirement                300            300             601            601
                                              ----------     ----------      ----------     ----------
Earnings Available for Common Stockholder     $  (6,353)     $  44,906       $  37,033      $ 106,609
                                              ==========     ==========      ==========     ==========

Note - Earnings and dividends per share of common stock are not applicable because all of Wisconsin
       Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.
/TABLE

                                        WISCONSIN ELECTRIC POWER COMPANY

                                             CONDENSED BALANCE SHEET

                                                  (Unaudited)
                                                       June 30, 1997              December 31, 1996
                                                      ---------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,793,284                  $  4,725,832
  Gas                                                        512,171                       503,041
  Steam                                                       61,949                        60,480
  Accumulated provision for depreciation                  (2,569,370)                   (2,441,950)
                                                        -------------                 -------------
                                                           2,798,034                     2,847,403
  Construction work in progress                              151,779                       135,040
  Nuclear fuel - net                                          93,840                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,043,653                     3,057,919

Other Property and Investments                               491,901                       458,009

Current Assets
  Cash and cash equivalents                                   10,868                         1,871
  Accounts receivable                                        129,920                       140,256
  Accrued utility revenues                                    93,532                       155,838
  Materials, supplies and fossil fuel                        159,730                       184,416
  Prepayments and other assets                                82,922                        58,444
                                                        -------------                 -------------
     Total Current Assets                                    476,972                       540,825

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          154,710                       150,269
  Other                                                      298,562                       300,138
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 453,272                       450,407
                                                        -------------                 -------------
Total Assets                                            $  4,465,798                  $  4,507,160
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    613,582                  $    613,582
  Retained earnings                                        1,037,191                     1,125,206
                                                        -------------                 -------------
     Total Common Stock Equity                             1,650,773                     1,738,788
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,370,677                     1,371,446
                                                        -------------                 -------------
     Total Capitalization                                  3,051,900                     3,140,684

Current Liabilities
  Long-term debt due currently                               170,061                       183,635
  Short-term debt                                            102,392                        45,390
  Accounts payable                                           130,952                       145,894
  Accrued liabilities                                         78,176                        80,088
  Other                                                       37,805                        32,588
                                                        -------------                 -------------
     Total Current Liabilities                               519,386                       487,595

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          524,189                       507,845
  Other                                                      370,323                       371,036
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            894,512                       878,881
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,465,798                  $  4,507,160
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.
/TABLE


                                       WISCONSIN ELECTRIC POWER COMPANY

                                           STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                    Six Months Ended June 30
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  37,634                  $ 107,210
  Reconciliation to cash
    Depreciation                                                114,733                    103,201
    Nuclear fuel expense - amortization                           1,494                     11,864
    Conservation expense - amortization                          11,249                     11,249
    Debt premium, discount & expense - amortization               4,378                      5,596
    Deferred income taxes - net                                   9,405                      3,676
    Investment tax credit - net                                  (2,243)                    (2,241)
    Allowance for other funds used during construction           (2,357)                    (1,132)
    Write-off of merger costs                                    21,881                       -
    Change in - Accounts receivable                              10,336                      2,350
                Inventories                                      24,686                      2,275
                Accounts payable                                (14,942)                   (23,981)
                Other current assets                             37,828                     30,996
                Other current liabilities                         3,305                       (652)
    Other                                                       (29,868)                    10,558
                                                              ----------                 ----------
Cash Provided by Operating Activities                           227,519                    260,969

Investing Activities
  Construction expenditures                                    (111,616)                  (110,847)
  Allowance for borrowed funds used during construction          (1,252)                      (630)
  Nuclear fuel                                                   (5,811)                    (9,309)
  Nuclear decommissioning trust                                 (13,165)                   (15,231)
  Conservation investments - net                                    165                        285
  Other                                                          (2,390)                    (1,570)
                                                              ----------                 ----------
Cash Used in Investing Activities                              (134,069)                  (137,302)

Financing Activities
  Retirement of preferred stock                                    -                            (1)
  Sale of long-term debt                                           -                        12,838
  Retirement of long-term debt                                  (15,806)                   (40,916)
  Change in short-term debt                                      57,002                    (20,397)
  Dividends on - Common stock                                  (125,048)                   (82,933)
                 Preferred stock                                   (601)                      (601)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (84,453)                  (132,010)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $   8,997                  $  (8,343)
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  51,457                  $  48,153
  Income taxes                                                   47,308                     75,196

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.
/TABLE

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's combined 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the six months ended June 30, 1997 are not, however, necessarily indicative of the results which may be expected for the year 1997 because of seasonal and other factors.


2. On May 16, 1997, the Boards of Directors of WEC and Northern States Power Company, a Minnesota corporation ("NSP"), agreed to terminate an Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation. As a result, WEC recorded in the second quarter of 1997 a $30.7 million charge ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to WE. For additional information concerning the merger termination, see WEC's Current Report on Form 8-K dated May 16, 1997.


3. On May 13, 1997, WEC and ESELCO, Inc., parent company of Edison Sault Electric Company, entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. Consummation of the proposed transaction is contingent upon several conditions including approval by the shareholders of ESELCO, Inc., receipt of appropriate regulatory approvals, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering WEC shares to be issued in the transaction and other customary conditions. There can be no assurance that the conditions will be satisfied, or that the proposed transaction will be consummated. ITEM
     5. OTHER INFORMATION - "PROPOSED ACQUISITION OF ESELCO, INC." in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q dated March 31, 1997 contains additional information regarding the proposed acquisition.


4. WE completed replacement of the Unit 2 steam generators at Point Beach Nuclear Plant ("Point Beach") in January 1997. In July 1997, the United States Nuclear Regulatory Commission closed a January 3, 1997 confirmatory action letter regarding Unit 2 restart commitments and issued final license amendments necessary for the restart of Unit 2. The Unit 2 reactor was taken critical on August 13, 1997 and is expected to be on line at reduced power by August 15, 1997 with startup testing continuing. Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. WE is currently evaluating the restart schedule of Unit 1. See ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in
     Part II of this report for additional information related to nuclear operations.

5. Due to the ongoing extended outages at Point Beach and an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997, WE has incurred and will continue to incur increased fuel and purchased power costs beyond those reflected in its electric rates. Of $67 million of additional annual fuel costs estimated in March 1997, WE estimates that it may collect, subject to refund, as much as approximately $40 million through a fuel surcharge, approved by the Public Service Commission of Wisconsin ("PSCW"), that became effective on May 24, 1997. The PSCW will hold contested public hearings in September 1997 to determine whether WE is justified in recovering increased fuel and purchased power costs through the surcharge. Because of delays in the schedule to restart Point Beach, and assuming the current restart plans noted in ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in Part II of this report, WE presently estimates that it will incur approximately another $30 million to $40 million of fuel and purchased power costs in 1997 in addition to the $67 million of excess fuel costs estimated for the May 1997 surcharge. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "1997 SECOND QUARTER RESULTS OF OPERATIONS" in Part I of this report for additional information related to the fuel cost surcharge.


6. To meet a portion of WE's anticipated increase in future electric system supply needs, WE has entered into a 25 year power purchase contract with an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"). LS Power's cogeneration facility, located in Whitewater, Wisconsin, was scheduled to startup on June 1, 1997. The plant is now expected to achieve commercial operation in the third quarter of 1997. The contract for 236 megawatts of firm capacity from the LS Power facility includes no minimum take provisions for energy. WE anticipates accounting for the contract as a capitalized lease and recording in the third quarter of 1997 a plant asset and a corresponding long-term obligation of approximately $140 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of June 30, 1997, approximately 93% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Merger - Northern States Power Company

On May 16, 1997, the Boards of Directors of WEC and Northern States Power Company, a Minnesota corporation ("NSP"), agreed to terminate the Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation. As a result, WEC recorded in the second quarter of 1997 a $30.7 million charge ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to WE. For additional information concerning the merger termination, see WEC's Current Report on Form 8-K dated May 16, 1997.

Proposed Acquisition of ESELCO, Inc.

On May 13, 1997, WEC and ESELCO, Inc., parent company of Edison Sault Electric Company, entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. Consummation of the proposed transaction is contingent upon several conditions including approval by the shareholders of ESELCO, Inc., receipt of appropriate regulatory approvals, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering WEC shares to be issued in the transaction and other customary conditions. There can be no assurance that the conditions will be satisfied, or that the proposed transaction will be consummated. ITEM 5. OTHER INFORMATION - "PROPOSED ACQUISITION OF ESELCO, INC." in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q dated March 31, 1997 contains additional information regarding the proposed acquisition.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled $230 million during the six months ended June 30, 1997. This compares to approximately $260 million provided during the same period in 1996.

WEC's consolidated net investing activities totaled approximately $133 million for the six months ended June 30, 1997 compared to $148 million during the same period in 1996. Investments during the first half of 1997 included
$142 million for the construction of new or improved facilities of which approximately $112 million was for a number of projects related to utility plant. Additional investments included approximately $6 million for acquisition of nuclear fuel and $13 million for payments to the Nuclear Decommissioning Trust Fund ("Fund") for the eventual decommissioning of WE's Point Beach Nuclear Plant ("Point Beach"). Net investing activities for the six months ended June 30, 1997, included in Investing Activities-Other, reflect approximately $35 million of cash proceeds from the sale of buildings and other capital distributions from investments by WISPARK Corporation, a non-utility subsidiary of WEC.

During the first half of 1997, WEC used approximately $40 million for financing activities compared to $121 million during the first half of 1996. Financing activities during the first six months of 1997 included a $10 million payment of principal on the maturity of 6-5/8% WE first mortgage bonds. During the first half of 1997, WE increased its short-term debt by $57 million while WEC's non-utility subsidiaries decreased their short-term debt by $23 million.

On July 1, 1997, WEC resumed the purchase of existing shares on the open market for the Company's stock plans. During the six months ended June 30, 1997, WEC issued 1,187,050 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $30 million.

Capital requirements for the remainder of 1997 are expected to be principally for construction expenditures, payments to the Fund for the eventual decommissioning of Point Beach and long-term debt maturity and sinking fund requirements. These cash requirements are expected to be met primarily through internal sources of funds from operations and short-term borrowings. However, WE may issue additional intermediate or long-term debt later in 1997 or early 1998. The specific form, amount and timing of debt securities which might be issued have not yet been determined and would depend upon market conditions and other factors.


RESULTS OF OPERATIONS

1997 SECOND QUARTER

Earnings

During the second quarter of 1997, WEC's consolidated net loss and loss per share of common stock were $10.6 million and $0.09, respectively, compared to net income of $45.6 million and earnings per share of $0.41, respectively, during the second quarter of 1996. As described below, earnings decreased primarily due to higher fuel and purchased power expenses, increased other operation and maintenance expenses and a second quarter 1997 write-off of deferred costs related to WEC's terminated merger with NSP.

Electric Revenues, Gross Margins and Sales

Total electric operating revenues increased by 0.9% or approximately
$2.9 million during the second quarter of 1997 compared to the second quarter of 1996. A 1997 increase in total electric kilowatt-hour sales combined with a fuel surcharge in WE's Wisconsin retail jurisdiction effective May 24, 1997 offset the impact of a Wisconsin electric retail rate decrease effective February 18, 1997 of $7.4 million or 0.6% on an annualized basis. Between the comparative periods, the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) decreased by 11.1% or $28.6 million due to significantly higher fuel and purchased power expenses during the second quarter of 1997.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Electric Gross Margin ($000)            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  337,221       $  334,337       0.9
  Fuel & Purchased Power                109,140           77,646      40.6
                                     ----------       ----------
  Gross Margin                       $  228,081       $  256,691     (11.1)
                                     ==========       ==========
==============================================================================

Fuel and purchased power expenses increased by 40.6% or approximately
$31.5 million during the second quarter of 1997 compared to the same period in 1996 as a result of the extended outages at Point Beach and at Oak Creek Power Plant ("Oak Creek") discussed in Notes 4 and 5 of ITEM 1. FINANCIAL STATEMENTS
- "NOTES TO FINANCIAL STATEMENTS" in Part I of this report. WE replaced Point Beach's and Oak Creek's generating capacity with higher cost generation and with a 395% increase in megawatt-hours of power purchases in the second quarter of 1997 compared to the second quarter of 1996.

In a first quarter of 1997 fuel filing with the PSCW, WE estimated that its 1997 annual fuel and purchased power costs would increase by about
$67 million, of which $53 million was allocated to the Wisconsin retail electric jurisdiction. Effective May 24, 1997, the PSCW approved a $0.00109 per kilowatt-hour fuel surcharge for the 1997-1998 biennial period based upon $50 million of increased fuel and purchased power costs allocated to the Wisconsin jurisdiction. WE estimates that during the three months ending June 1997, it collected approximately $2.7 million in additional revenues and that it may collect as much as approximately $40 million as a result of the surcharge. The PSCW will hold contested public hearings in September 1997 to determine whether WE is justified in recovering these fuel costs from customers through the fuel surcharge and, depending upon the outcome of the hearings, could require WE to refund the revenues collected through the surcharge. Because of delays in the schedule to restart Point Beach, and assuming the current restart plans noted in ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in Part II of this report, WE presently estimates that it will incur approximately another $30 million to $40 million of fuel and purchased power costs during 1997 in addition to the $67 million of excess fuel costs estimated for the May 1997 surcharge.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Electric Sales (Megawatt-hours)         1997             1996       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,586,421        1,656,649      (4.2)
  Small Commercial/Industrial         1,798,886        1,737,394       3.5
  Large Commercial/Industrial         2,773,689        2,662,097       4.2
  Other-Retail/Municipal                330,708          349,725      (5.4)
  Resale-Utilities                      227,173          250,692      (9.4)
                                     ----------       ----------
  Total Electric Sales                6,716,877        6,656,557       0.9
                                     ==========       ==========
==============================================================================

During the second quarter of 1997 compared to the second quarter of 1996, growth in the number of customers in all customer classes, especially the Small and the Large Commercial/Industrial customer classes, combined with increased use per customer by Small and Large Commercial/Industrial customers, resulted in an increase in total electric sales of 0.9%. Cooler weather during the second quarter of 1997, however, tempered 1997 sales, primarily contributing to the 4.2% reduction in sales to Residential customers. As measured by cooling degree days, the second quarter of 1997 was 30.9% cooler than the same period during 1996 and 36.8% cooler than normal. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest customers, decreased 3.8% during the second quarter of 1997 compared to the second quarter of 1996. Excluding the Mines, total electric sales increased approximately 1.4% and sales to the remaining Large Commercial/Industrial customers increased approximately 6.6% between the comparative periods. Sales in the Other-Retail/Municipal customer class decreased 5.4% due to the continued phase out in the second quarter of 1997 of firm wholesale contracts with Upper Peninsula Power Company ("UPPCO") for its Iron River System and with Oconto Electric Cooperative ("Oconto Electric"). Sales for resale to other utilities, the Resale-Utilities customer class, decreased 9.4% primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages discussed above.

Gas Revenues, Gross Margins and Sales

Total gas operating revenues decreased 5.6% or by approximately $3.7 million during the second quarter of 1997 compared to the second quarter of 1996. Between the comparative periods, the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) decreased 10.5 % or by approximately $2.6 million.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Gas Gross Margin ($000)                 1997             1996       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   61,228       $   64,880      (5.6)
  Cost of Gas Sold                       39,141           40,199      (2.6)
                                     ----------       ----------
  Gross Margin                       $   22,087       $   24,681     (10.5)
                                     ==========       ==========
==============================================================================

Total gas operating revenues and gross margin declined primarily as a result of an annualized gas retail rate decrease effective February 18, 1997 of $6.4 million or 2.0% on an annualized basis and due to decreased therm deliveries to Residential and Commercial/Industrial customers, who contribute higher margins to earnings than other customer classes.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Therms Delivered - Thousands            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Residential                            50,282           59,101     (14.9)
  Commercial/Industrial                  34,604           37,228      (7.0)
  Interruptible                           5,354            6,257     (14.4)
  Interdepartmental                         235            2,785     (91.6)
                                     ----------       ----------
    Total Gas Sales                      90,475          105,371     (14.1)
  Transported Customer Owned Gas         72,802           61,953      17.5
  Transported - Interdepartmental        27,090            6,392     323.8
                                     ----------       ----------
  Total Gas Delivered                   190,367          173,716       9.6
                                     ==========       ==========
==============================================================================

WE delivers natural gas to WE generating facilities, including the Concord and Paris Generating Stations ("Concord" and "Paris"), at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Due to the Point Beach and Oak Creek outages noted above, WE increased generation at Concord and Paris, natural gas-fired peak generating plants, resulting in approximately a 200% increase in total therm deliveries to WE facilities during the second quarter of 1997 compared to the same period in 1996. Excluding total WE interdepartmental therm deliveries , therm deliveries during the second three months of 1997 decreased 0.9%, primarily due to lower 1997 use per customer in the Residential, Commercial/Industrial and Interruptible customer classes.

Operating Expenses

Other operation and maintenance expenses increased 23.1% or by $27.2 million during the second quarter of 1997 compared to the second quarter of 1996, including a $11.3 million increase in non-fuel nuclear operation and maintenance, a $2.9 million increase in non-fuel fossil plant operation and maintenance, a $2.4 million increase in transmission system operation expenses and a $9.2 million increase in administrative and general expenses. WE attributes most of these increases to the unscheduled 1997 generating unit outages at Point Beach and Oak Creek noted above and to efforts by WE's nuclear operations to achieve higher nuclear performance standards consistent with United States Nuclear Regulatory Commission ("NRC") requirements. Depreciation expense increased 12.1% or by approximately $6.2 million between the same comparative periods primarily due to higher depreciable plant balances and to higher depreciation rates included in the PSCW's 1997 rate order. Total operating income taxes decreased 92.5% or by $25.4 million in 1997 as a result of lower taxable income.

WE anticipates that it will incur approximately $31 million of nuclear non-fuel operation and maintenance costs during 1997 in excess of those included 1997 rates. On June 3, 1997, WE sent the PSCW a letter requesting deferred accounting treatment of these costs and indicating that most of these costs, which are of an infrequently recurring nature, will benefit the future operations of Point Beach for the remainder of its plant licenses. On
July 17, 1997, the PSCW approved WE's request to defer these costs. However, such deferral does not assure future rate recovery.

Other Items

As noted above, WEC recorded a charge in the second quarter of 1997 of $30.7 million ($18.8 million net of tax) to write off deferred merger costs related to the terminated merger agreement with NSP, of which approximately $21.9 million was attributable to WE. The write-off of these merger expenses appears in Other Income and Deductions on WEC's and WE's income statements.


1997 YEAR-TO-DATE

Earnings

During the first six months of 1997, WEC's consolidated net income and earnings per share of common stock were $34.4 million and $0.31, respectively, compared to $108.4 million and $0.98, respectively, during the first six months of 1996. As described below, earnings decreased primarily because a 1.8% increase in total operating revenues during the first half of 1997 was offset by significantly higher fuel and purchased power expenses as well as increased other operation and maintenance expenses and a write-off in the second quarter of 1997 of deferred costs related to WEC's terminated merger with NSP.

Electric Revenues, Gross Margins and Sales

Total electric operating revenues increased by 0.2% or approximately
$1.2 million during the first six months of 1997 compared to the first six months of 1996. A 1.0% increase in 1997 electric kilowatt-hour sales combined with a fuel surcharge effective May 24, 1997 in WE's Wisconsin retail jurisdiction offset the impact of a Wisconsin electric retail rate decrease effective February 18, 1997 of $7.4 million or 0.6% on an annualized basis. Between the comparative periods, the gross margin on electric operating revenues decreased by 10.2% or approximately $53.9 million due to significantly higher fuel and purchased power expenses during the first half of 1997.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Electric Gross Margin ($000)            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  686,321       $  685,161       0.2
  Fuel & Purchased Power                214,262          159,203      34.6
                                     ----------       ----------
  Gross Margin                       $  472,059       $  525,958     (10.2)
                                     ==========       ==========
==============================================================================

Fuel and purchased power expenses increased by 34.6% or approximately
$55.1 million during the six months ended June 30, 1997 compared to the same period in 1996. As a result of the Point Beach and Oak Creek outages, WE replaced this generating capacity with higher cost generation and with a 400% increase in megawatt-hours of power purchases in the first half of 1997 compared to the same period in 1996.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Electric Sales (Megawatt-hours)         1997             1996       % Change
-------------------------------      ----------       ----------    --------
  Residential                         3,413,457        3,474,742      (1.8)
  Small Commercial/Industrial         3,635,949        3,534,580       2.9
  Large Commercial/Industrial         5,419,293        5,235,899       3.5
  Other-Retail/Municipal                725,096          740,883      (2.1)
  Resale-Utilities                      481,914          547,659     (12.0)
                                     ----------       ----------
  Total Electric Sales               13,675,709       13,533,763       1.0
                                     ==========       ==========
==============================================================================

Total electric sales during the first six months of 1997 compared to the same period in 1996 were positively impacted by growth in the number of customers in the Residential, the Small Commercial/Industrial and the Large Commercial/Industrial customer classes and by increased use per customer by Small and Large Commercial/Industrial customers. The cooler weather noted above during the second quarter of 1997, however, primarily contributed to the 1.8% decrease in 1997 year-to-date sales to Residential customers. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest customers, decreased approximately 1.2% during the first half of 1997 compared to the first half of 1996. Excluding the Mines, total electric sales increased approximately 1.3% and sales to the remaining Large Commercial/Industrial customers increased 4.8% between the comparative periods. Sales in the Other-Retail/Municipal customer class decreased 2.1% due to the continued phase out in the second quarter of 1997 of firm wholesale contracts with UPPCO and with Oconto Electric noted above. Sales for resale to other utilities, the Resale-Utilities customer class, decreased 12.0% primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages noted above.

Gas Revenues, Gross Margins and Sales

Total gas operating revenues increased 5.5% or by approximately $11.2 million during the first half of 1997 compared to the same period in 1996. Between the comparative periods, the gross margin on gas operating revenues decreased by 7.1% or approximately $5.5 million. The cost of gas sold increased 13.2% or by $16.6 million during the first half of 1997.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Gas Gross Margin ($000)                 1997             1996       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  214,077       $  202,896       5.5
  Cost of Gas Sold                      142,435          125,791      13.2
                                     ----------       ----------
  Gross Margin                       $   71,642       $   77,105      (7.1)
                                     ==========       ==========
==============================================================================

Total gas operating revenues as well as the cost of gas sold increased during the first half of 1997 compared to 1996 primarily due to higher gas costs in the first quarter of 1997. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

The gross margin declined primarily as a result of an annualized gas retail rate decrease effective February 18, 1997 of $6.4 million or 2.0% and as a result of decreased therm deliveries to Residential and Commercial/Industrial customers, who contribute higher margins to earnings than other customer classes.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Therms Delivered - Thousands            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Residential                           211,218          228,103      (7.4)
  Commercial/Industrial                 133,940          141,978      (5.7)
  Interruptible                          14,841           21,082     (29.6)
  Interdepartmental                       9,312            4,182     122.7
                                     ----------       ----------
    Total Gas Sales                     369,311          395,345      (6.6)
  Transported Customer Owned Gas        159,301          137,430      15.9
  Transported - Interdepartmental        45,386            9,483     378.6
                                     ----------       ----------
  Total Gas Delivered                   573,998          542,258       5.9
                                     ==========       ==========
==============================================================================

During the first half of 1997 compared to the first half of 1996, natural gas therm deliveries to WE facilities increased approximately 300% due to increased generation by WE's gas-fired plants noted above. Excluding total WE interdepartmental therm deliveries, therm deliveries during the six months ended June 1997 decreased 1.8% compared to the same period in 1996, primarily as a result of warmer weather during 1997 and to lower 1997 use per customer in the Residential, Commercial/Industrial and Interruptible customer classes. As measured by heating degree days, the first half of 1997 was 6.8% warmer than the first half of 1996.

Operating Expenses

Other operation and maintenance expenses increased 11.9% or by $29.6 million during the first half of 1997 compared to the first half of 1996, including a $15.0 million increase in non-fuel nuclear operation and maintenance, a $1.4 million increase in non-fuel fossil plant operation and maintenance, a $3.3 million increase in transmission system operation expenses and a $10.8 million increase in administrative and general expenses. WE attributes most of these increases to the unscheduled 1997 generating unit outages at Point Beach and Oak Creek and to efforts by WE's nuclear operations to achieve higher nuclear performance standards consistent with NRC requirements. Depreciation expense increased 11.2% or by $11.5 million between the same comparative periods primarily due to higher depreciable plant balances and to higher depreciation rates included in the PSCW's 1997 rate order. Total operating income taxes decreased 58.1% or by $38.3 million in 1997 as a result of lower taxable income.

Other Items

Other Income and Deductions reflect the second quarter of 1997 write-off to merger expense by WEC of $30.7 million ($18.8 million net of tax) of deferred merger costs, of which approximately $21.9 million was attributable to WE.

For certain other information which may impact WEC and WE's future financial condition or results of operations, see ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report as well as ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to WEC nor to WE.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" and ITEM 3. LEGAL PROCEEDINGS in Part I of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996, with ITEM 1. LEGAL PROCEEDINGS in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and with
ITEM 5. OTHER INFORMATION in Part II of this report.


RATE MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure: Effective May 24, 1997, the PSCW approved a fuel surcharge for the 1997-1998 biennial period applicable to customers in the Wisconsin retail electric jurisdiction. WE estimates that it may collect as much as approximately $40 million, subject to refund, as a result of the surcharge. The PSCW will hold contested public hearings in September 1997 to determine whether WE is justified in recovering increased fuel and purchased power costs through the surcharge. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "1997 SECOND QUARTER RESULTS OF OPERATIONS" in Part I of this report for additional information related to the fuel surcharge.

1998 Test Year: In August 1997, WE plans to file with the PSCW for utility rate increases to be effective in January 1998. WE is currently compiling its anticipated revenue deficiency. Key drivers for this filing include:

* Costs to improve the reliability of WE's generation, transmission and distribution assets, recognizing the change in the nuclear regulatory environment and the large number of unavailable nuclear generating units in the region during 1997.

* Increased payroll and benefits due to additional personnel to fill unfilled positions that occurred while WEC and NSP were pursuing the Primergy merger, increased staff to support nuclear operations as well as to implement technology and software improvement efforts, and the transfer from UPPCO to WE, effective January 1, 1998, of personnel who currently operate WE's Presque Isle Power Plant under contract.

* Hardware and software costs associated with implementation of new technology including a new customer service system, software modifications and other technology improvements.

See ITEM 5. OTHER INFORMATION - "ELECTRIC SYSTEM RELIABILITY MATTERS" in Part II of this report for further information concerning nuclear generating facility outages in the midwest.

Nuclear Operation and Maintenance Cost Deferral: See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "1997 SECOND QUARTER RESULTS OF OPERATIONS" in Part I of this report for additional information regarding approval by the PSCW for WE to defer approximately $31 million of excess non-fuel nuclear operation and maintenance costs estimated to be incurred during 1997. Deferral of these costs does not assure future rate recovery.

Purchased Gas Adjustment Tariffs: On July 1, 1997, WE filed a modified dollar for dollar gas cost recovery mechanism ("GCRM") in accordance with a November 1996 PSCW order. Purchased gas adjustment mechanisms have been evaluated by the PSCW as part of the PSCW's generic investigation of the natural gas utility industry in the State of Wisconsin. The GCRM will include after the fact prudence reviews by the PSCW. WE will be able to assess its level of gas cost price risk once the PSCW approves the GCRM. WE does not expect that a major portion of gas costs that are currently passed through to customers will be subject to price risk under this GCRM.


ITEM 5.  OTHER INFORMATION

NUCLEAR MATTERS

Previous information concerning the status of Point Beach is contained in
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996 and in ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" of Part II of WEC's and WE's combined Quarterly Report on Form 10-Q for the period ended March 31, 1997.

Point Beach Nuclear Plant

On January 27, 1997, the NRC notified WE of a declining trend in performance at Point Beach. WE has been meeting regularly with NRC officials to discuss steps taken to improve the identification and resolution of specific issues at Point Beach. The NRC decided on June 25, 1997 to maintain Point Beach's declining trend status for another six months until the NRC has an opportunity to evaluate the plant under operating conditions.

On April 9, 1997, WE met with NRC officials at a predecisional enforcement conference to discuss several apparent violations identified in NRC inspection reports dated March 3 and April 3, 1997. On August 8, 1997, the NRC informed WE that, while civil penalties would normally be considered for these problems, it is exercising enforcement discretion and will not propose a civil penalty. Reasons cited for not imposing a civil penalty include a previous civil penalty of December 3, 1996, the confirmatory action letter of January 3, 1997 mentioned below, WE's implementation of comprehensive corrective actions and WE's dedication of significant resources to improvement efforts.

Point Beach Unit 2 has been out of service since a scheduled maintenance outage in October 1996 to replace the unit's steam generators. On July 9, 1997, the final license amendments necessary for restart of Unit 2 were issued by the NRC. On July 18, 1997, the NRC formally closed a January 3, 1997 confirmatory action letter regarding Unit 2 restart commitments. However, equipment problems which occurred during up have delayed the scheduled restart of Unit 2. The Unit 2 reactor was taken critical on August 13, 1997 and is expected to be on line at reduced power by August 15, 1997 with startup testing continuing. Unit 1 was taken out of service in February 1997 due to equipment problems. Based upon the need for generation, the availability of on and off-system electric energy supplies, and Unit 1 fuel and technical specification constraints, WE may return Unit 1 to service, a process which will take a number of weeks, for a short period of time following the return to service of Unit 2 or WE may keep Unit 1 out of service and commence a refueling outage of the unit.

On May 27, 1997, the Dane County Circuit Court issued a decision affirming the May 1996 order from the PSCW ("PSCW Order") which approved replacement of the Unit 2 steam generators and reaffirmed its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry storage of spent fuel at Point Beach. The Circuit Court's decision was in response to a petition for judicial review of the PSCW Order filed in August 1996 by a group of intervenors in the PSCW Order proceedings.

Spent Fuel Storage and Disposal

As a result of a hydrogen gas ignition during the loading of a third cask at Point Beach in May 1996, cask loading has been halted until the NRC has reviewed and accepted plans to prevent recurrence of such an event and until such plans are implemented. WE is awaiting approval by the NRC of these plans and hopes to resume loading of casks in September 1997. WE plans to load two additional casks with spent fuel during the remainder of 1997.

On May 16, 1997, the NRC sent WE a confirmatory action letter expressing concerns with the welding process used on two casks currently loaded with spent fuel and transferred to the ISFSI at Point Beach as well as the welding process on similar casks that have been loaded at two unaffiliated utilities. The letter prohibits the loading of additional casks until the NRC accepts modified welding procedures which address the NRC's concerns. On August 7, 1997, WE submitted a response to the NRC describing modifications to the welding process that address the NRC concerns and documenting the conclusion that the two casks already loaded with spent fuel at Point Beach have not experienced undetected weld problems. The matter is pending.

The PSCW Order mentioned above authorizes WE to load up to 12 casks with spent fuel and transfer the casks to the ISFSI. WE currently estimates that these casks along with remaining space in the spent fuel pool at Point Beach will provide sufficient spent fuel storage capacity through the year 2000. WE expects to file in mid-1998 an application with the PSCW for approval to load by the year 2000 further storage casks in addition to the 12 that were previously approved.

On May 1, 1997, the Wisconsin Court of Appeals reversed and remanded a Dane County Circuit Court decision which had vacated and remanded the February 13, 1995 order of the PSCW granting WE authority to construct and operate the ISFSI. WE had completed construction of the ISFSI in December 1995. The Circuit Court decision, issued in an action commenced by intervenors in the PSCW proceeding regarding the ISFSI, was based primarily on the court's determination that the related Environmental Impact Statement ("EIS"), prepared by the PSCW for the project, was inadequate. WE joined in support of the PSCW's appeal on the issues regarding the adequacy of the EIS. The Court of Appeals concluded in its May 1, 1997 decision that there was a rational basis for the PSCW's determination that the EIS was adequate. On June 2, 1997, the intervenors in the PSCW proceeding filed a petition with the Wisconsin Supreme Court for review of the May 1, 1997 decision by the Court of Appeals. On July 25, 1997, the Supreme Court denied the petition. This concludes the litigation involving the PSCW's February 13, 1995 order.

As a potential temporary storage option until the United States Department of Energy takes ownership of and permanently removes spent fuel from Point Beach under a contract mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987, WE has been participating with a consortium of electric utilities to establish a private facility for interim storage of spent nuclear fuel. In July 1997, WE withdrew its participation in this project.


ELECTRIC SYSTEM RELIABILITY MATTERS

As reported in WEC's and WE's combined Quarterly Report on Form 10-Q for the period ended March 31, 1997, the State of Wisconsin remains at risk of electricity shortages during the summer of 1997 should the upper midwest region experience extended periods of hot weather, widespread damaging storms or unusual generating plant or transmission constraints. Point Beach Units 1 and 2 in Wisconsin, as well as five large nuclear generating units in the State of Illinois, are currently out of service. Normally, Point Beach represents approximately 30% of WE's electric energy supply, and the State of Wisconsin routinely imports about 15% of its electricity from other states, with a significant portion coming through Illinois. Due to transmission system constraints, the eastern and central sections of Wisconsin would most likely be affected by electricity shortages. WE intends to return Point Beach Unit 2 to service in mid-August 1997 and is currently evaluating the restart schedule for Unit 1. In addition, WE expects to have available up to 236 megawatts of committed capacity in the third quarter of 1997 from LS Power's Whitewater Cogeneration Facility.

In April 1997, the PSCW accepted an electric system reliability emergency plan in the event of regional electric supply shortages. Through July 1997, WE has implemented various stages of this plan on four separate occasions, including public appeals for customers to voluntarily reduce electric usage and activation of various load management programs with participating commercial, industrial and residential customers.

In June 1997, the PSCW announced that it intends to initiate a full scale inquiry in September 1997 to determine the root causes of electric system reliability problems in Wisconsin. In July 1997, the Governor of the State of Wisconsin requested three separate groups to submit plans to him that would mitigate or eliminate the risk of future electric shortages in the state. WE intends to participate in the PSCW inquiry as well as in the planning process requested by the Governor.


INDUSTRY RESTRUCTURING AND COMPETITION

PSCW Investigation Into Structure of Electric Utility Industry

The PSCW has conducted an investigation into the electric utility industry in the State of Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. In December 1995, the PSCW decided the general direction of utility regulation in Wisconsin. This proposed restructuring of the industry would permit all consumers to choose their electricity provider by the year 2001 and it would establish a competitive generation business. The transmission and distribution functions would remain regulated. In a February 1996 report to the Wisconsin Legislature, the PSCW identified a 32 step workplan that it would follow for electric utility restructuring in Wisconsin. The PSCW has opened dockets on six of these steps including:

* Required utilities to file plans to functionally segment the business into generation, transmission, distribution and customer service operations.

* Requested utilities and other interested parties to file comments on the adoption of affiliated interest standards to prevent unfair competition and cross-subsidization between affiliated businesses. A pre-hearing conference was held in mid-July 1997.

* Decided that a public benefits advisory board should be created to carry out policies to continue programs such as conservation and low-income energy assistance as competition is introduced into the industry. Discussions continue with other state agencies on the specific form the board should take. Legislation will be required to enact PSCW decisions.

* Evaluated what quality of service standards and mechanisms for measuring and monitoring service quality should be established. Utilities and other interested parties were requested to comment on ways to generally improve service rules before moving to a restructured industry.

* Examined the introduction of an Independent System Operator ("ISO") in the State of Wisconsin that effectively separates control and operation of the transmission system from the ownership of generation. In September 1996, the PSCW issued an order setting forth principles for an acceptable ISO. Among the principles are that an ISO would operate the transmission system, be governed by a Board of Directors not subject to control by transmission owners and be the principal transmission planner. The PSCW had planned to implement the ISO as a condition of the now terminated merger of WEC and NSP. To date, the PSCW has not implemented any aspect of the ISO.

With progress on the 32-step plan falling behind schedule, the PSCW has called for an internal review of its progress on the plan and is considering modifications to the plan to consolidate work. The PSCW has expressed a desire to pass along to the Wisconsin Legislature some parts of its plan for a revised industry structure and has directed the PSCW staff to begin drafting legislation that will, at a minimum, address allowing merchant generating plants within the State of Wisconsin. As it considers ways to make its process more efficient, all significant work on the plan, including the steps described above, has been suspended. The PSCW is scheduled to make decisions on revisions to the restructuring plan by the end of the summer of 1997.

MPSC Investigation Into Structure of Electric Utility Industry

On June 5, 1997, the Michigan Public Service Commission ("MPSC") issued an order that phases in competition for all Michigan retail electric customers by the year 2002. Under the plan, 2.5% of each utility's load per year will be permitted to bid for the right to purchase electricity from other suppliers through the year 2001, followed by full customer choice in the year 2002. On July 30, 1997, WE sent a proposal to the MPSC, subject to resolution of a number of items, to conduct a one time bidding for customer choice in its service territory for 12.5% of its Michigan load on September 1, 1999, followed by full customer choice in the year 2002. The matter is pending. Several parties have petitioned for rehearing of the June 5, 1997 order, and the Michigan Legislature will be required to approve certain parts of the order.


NEW GAS SERVICE PROPOSAL

On July 17, 1997, the PSCW approved WE's application to expand natural gas service to more than 4,800 potential customers in northeastern Wisconsin. The project will involve the installation of more than 350 miles of new gas main. Approval of a portion of the project by the Federal Energy Regulatory Commission is pending. WE expects to connect the first applicable customers in 1998.


CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause WEC's or WE's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of WE's generating facilities including Point Beach; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal and steam generator replacement issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

* The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

* Consolidation of the industry as a result of the combination and acquisition of utilities in the midwest, nationally and globally.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                                 WEC Exhibits

      (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the six months ended June 30, 1997.

                                  WE Exhibits

      (27)-2 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the six months ended June 30, 1997.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated as of May 16, 1997 was filed by WEC on May 22, 1997 to report the termination of the Agreement and Plan of Merger which provided for a business combination of WEC and Northern States Power Company, a Minnesota corporation ("NSP"), to form Primergy Corporation.

      No reports on Form 8-K were filed by WE during the quarter ended June 30, 1997.

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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   August 14, 1997               Calvin H. Baker, Treasurer, Chief
                                         Financial Officer and duly
                                         authorized officer





                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)




                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   August 14, 1997               Calvin H. Baker, Vice President -
                                         Finance, Chief Financial Officer
                                         and duly authorized officer

                         WISCONSIN ENERGY CORPORATION
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1997

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:

(27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1997.