Form 10-Q
period 1997-09-30
WISCONSIN ENERGY CORP
filed 1997-11-14
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1997

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



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS
Item                                                                       Page

   Introduction.........................................................   2

                        Part I - Financial Information

1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement...........................   3
      Consolidated Condensed Balance Sheet..............................   4
      Consolidated Statement of Cash Flows..............................   5
   Wisconsin Electric Power Company
      Condensed Income Statement........................................   6
      Condensed Balance Sheet...........................................   7
      Statement of Cash Flows...........................................   8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company..................................   9
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company..................................  11
3. Quantitative and Qualitative Disclosures About Market Risk...........  19


                          Part II - Other Information

1. Legal Proceedings....................................................  19
5. Other Information....................................................  21
6. Exhibits and Reports on Form 8-K.....................................  27
   Signatures...........................................................  28


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




                                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                 Three Months Ended             Nine Months Ended
                                                    September 30                   September 30
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
                                              ----------     ----------     ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 359,522      $ 359,213      $1,045,843     $1,044,374
  Gas                                            37,987         38,333         252,064        241,229
  Steam                                           3,105          1,255          16,304         10,341
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    400,614        398,801       1,314,211      1,295,944

Operating Expenses
  Fuel                                           86,804         74,935         240,269        221,993
  Purchased power                                32,864          9,949          93,661         22,094
  Cost of gas sold                               23,989         25,388         166,424        151,179
  Other operation expenses                       89,659         90,374         298,763        288,625
  Maintenance                                    29,616         20,295          99,430         71,375
  Depreciation                                   61,160         49,505         175,893        152,706
  Taxes other than income taxes                  18,443         19,288          56,669         59,384
  Federal income tax                              7,563         24,990          23,906         77,274
  State income tax                                2,019          5,870           6,184         18,145
  Deferred income taxes - net                     3,178          2,634          12,583          6,310
  Investment tax credit - net                    (1,122)        (1,120)         (3,365)        (3,361)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    354,173        322,108       1,170,417      1,065,724

Operating Income                                 46,441         76,693         143,794        230,220

Other Income and Deductions
  Interest income                                 6,249          3,495          17,936         14,285
  Allowance for other funds used
    during construction                             625            869           2,982          2,001
  Merger expenses                                  -              -            (30,684)          -
  Miscellaneous - net                              (461)        (1,987)         (2,394)        (6,064)
  Income taxes                                      (54)           637          11,870          1,536
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             6,359          3,014            (290)        11,758

Income Before Interest Charges and
  Preferred Dividend                             52,800         79,707         143,504        241,978

Interest Charges
  Interest expense                               30,153         27,505          89,410         83,362
  Allowance for borrowed funds used
    during construction                          (1,629)        (1,529)         (5,220)        (4,074)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       28,524         25,976          84,190         79,288

Preferred Dividend Requirement of Subsidiary        301            301             902            902
                                              ----------     ----------      ----------     ----------
Net Income                                    $  23,975      $  53,430       $  58,412      $ 161,788
                                              ==========     ==========      ==========     ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                 112,866        110,906         112,471        110,848
                                              ==========     ==========      ==========     ==========
Earnings Per Share of Common Stock            $    0.21      $    0.48       $    0.52      $    1.46
                                              ==========     ==========      ==========     ==========
Dividends Per Share of Common Stock           $  0.3850      $  0.3800       $  1.1500      $  1.1275
                                              ==========     ==========      ==========     ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.




                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                    September 30, 1997           December 31, 1996
                                                    ------------------           -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  5,077,364                  $  4,725,832
  Gas                                                        516,479                       503,041
  Steam                                                       61,893                        60,480
  Accumulated provision for depreciation                  (2,643,835)                   (2,441,950)
                                                        -------------                 -------------
                                                           3,011,901                     2,847,403
  Construction work in progress                               75,678                       135,040
  Nuclear fuel - net                                          92,736                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,180,315                     3,057,919

Other Property and Investments                               808,430                       716,223

Current Assets
  Cash and cash equivalents                                   35,783                        10,748
  Accounts receivable                                        122,420                       151,473
  Accrued utility revenues                                    85,252                       155,838
  Materials, supplies and fossil fuel                        182,288                       184,416
  Prepayments and other assets                                55,348                        63,383
                                                        -------------                 -------------
     Total Current Assets                                    481,091                       565,858

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          163,527                       153,806
  Other                                                      316,528                       317,032
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 480,055                       470,838
                                                        -------------                 -------------
Total Assets                                            $  4,949,891                  $  4,810,838
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    730,783                  $    701,197
  Retained earnings                                        1,173,298                     1,244,147
                                                        -------------                 -------------
     Total Common Stock Equity                             1,904,081                     1,945,344
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,488,415                     1,416,067
                                                        -------------                 -------------
     Total Capitalization                                  3,422,946                     3,391,861

Current Liabilities
  Long-term debt due currently                               221,575                       190,204
  Short-term debt                                            163,006                        69,265
  Accounts payable                                           116,621                       148,429
  Accrued liabilities                                         74,313                        84,197
  Other                                                       37,667                        34,923
                                                        -------------                 -------------
     Total Current Liabilities                               613,182                       527,018

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          532,379                       511,399
  Other                                                      381,384                       380,560
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            913,763                       891,959
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,949,891                  $  4,810,838
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                  Nine Months Ended September 30
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  58,412                  $ 161,788
  Reconciliation to cash
    Depreciation                                                175,893                    152,706
    Nuclear fuel expense - amortization                           2,562                     18,489
    Conservation expense - amortization                          16,874                     16,874
    Debt premium, discount & expense - amortization               6,787                      7,702
    Deferred income taxes - net                                  12,583                      6,310
    Investment tax credit - net                                  (3,365)                    (3,361)
    Allowance for other funds used during construction           (2,982)                    (2,001)
    Write-off of merger costs                                    30,684                       -
    Change in - Accounts receivable                              29,053                     22,890
                Inventories                                       2,128                    (30,358)
                Accounts payable                                (31,808)                      (489)
                Other current assets                             78,621                     57,201
                Other current liabilities                        (7,140)                   (12,217)
    Other                                                       (39,668)                    15,583
                                                              ----------                 ----------
Cash Provided by Operating Activities                           328,634                    411,117

Investing Activities
  Construction expenditures                                    (241,747)                  (252,274)
  Allowance for borrowed funds used during construction          (5,220)                    (4,074)
  Nuclear fuel                                                   (5,837)                   (21,260)
  Nuclear decommissioning trust                                 (20,117)                   (20,857)
  Conservation investments - net                                    200                        328
  Other                                                          16,975                      7,719
                                                              ----------                 ----------
Cash Used in Investing Activities                              (255,746)                  (290,418)

Financing Activities
  Sale of common stock                                           29,586                      8,453
  Retirement of preferred stock                                    -                            (1)
  Sale of long-term debt                                           -                        12,838
  Retirement of long-term debt                                  (41,919)                   (46,965)
  Change in short-term debt                                      93,741                     13,614
  Dividends on stock - common                                  (129,261)                  (124,949)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (47,853)                  (137,010)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  25,035                  $ (16,311)
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  72,469                  $  70,235
  Income taxes                                                   49,816                     84,771

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                      WISCONSIN ELECTRIC POWER COMPANY

                                         CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                  September 30
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
                                              ----------     ----------     ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 359,522      $ 359,213      $1,045,843     $1,044,374
  Gas                                            37,987         38,333         252,064        241,229
  Steam                                           3,105          1,255          16,304         10,341
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    400,614        398,801       1,314,211      1,295,944

Operating Expenses
  Fuel                                           86,804         74,935         240,269        221,993
  Purchased power                                32,864          9,949          93,661         22,094
  Cost of gas sold                               23,989         25,388         166,424        151,179
  Other operation expenses                       89,659         90,374         298,763        288,625
  Maintenance                                    29,616         20,295          99,430         71,375
  Depreciation                                   61,160         49,505         175,893        152,706
  Taxes other than income taxes                  18,443         19,288          56,669         59,384
  Federal income tax                              7,563         24,990          23,906         77,274
  State income tax                                2,019          5,870           6,184         18,145
  Deferred income taxes - net                     3,178          2,634          12,583          6,310
  Investment tax credit - net                    (1,122)        (1,120)         (3,365)        (3,361)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    354,173        322,108       1,170,417      1,065,724

Operating Income                                 46,441         76,693         143,794        230,220

Other Income and Deductions
  Interest income                                 4,635          2,163          13,210         10,857
  Allowance for other funds used
    during construction                             625            869           2,982          2,001
  Merger expenses                                  -              -            (21,881)          -
  Miscellaneous - net                               (27)          (971)         (1,553)        (3,356)
  Income taxes                                     (162)           (92)          8,536           (539)
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             5,071          1,969           1,294          8,963

Income Before Interest Charges                   51,512         78,662         145,088        239,183

Interest Charges
  Interest expense                               29,218         26,446          86,412         80,387
  Allowance for borrowed funds used
    during construction                            (328)          (477)         (1,580)        (1,107)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       28,890         25,969          84,832         79,280
                                              ----------     ----------      ----------     ----------
Net Income                                       22,622         52,693          60,256        159,903

Preferred Stock Dividend Requirement                301            301             902            902
                                              ----------     ----------      ----------     ----------
Earnings Available for Common Stockholder     $  22,321      $  52,392       $  59,354      $ 159,001
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



                                        WISCONSIN ELECTRIC POWER COMPANY

                                             CONDENSED BALANCE SHEET

                                                  (Unaudited)
                                                      September 30, 1997         December 31, 1996
                                                      ------------------         -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  5,077,364                  $  4,725,832
  Gas                                                        516,479                       503,041
  Steam                                                       61,893                        60,480
  Accumulated provision for depreciation                  (2,643,835)                   (2,441,950)
                                                        -------------                 -------------
                                                           3,011,901                     2,847,403
  Construction work in progress                               75,678                       135,040
  Nuclear fuel - net                                          92,736                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,180,315                     3,057,919

Other Property and Investments                               511,052                       458,009

Current Assets
  Cash and cash equivalents                                   11,112                         1,871
  Accounts receivable                                        114,580                       140,256
  Accrued utility revenues                                    85,252                       155,838
  Materials, supplies and fossil fuel                        182,288                       184,416
  Prepayments and other assets                                45,630                        58,444
                                                        -------------                 -------------
     Total Current Assets                                    438,862                       540,825

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          159,990                       150,269
  Other                                                      310,221                       300,138
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 470,211                       450,407
                                                        -------------                 -------------
Total Assets                                            $  4,600,440                  $  4,507,160
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    613,582                  $    613,582
  Retained earnings                                        1,015,190                     1,125,206
                                                        -------------                 -------------
     Total Common Stock Equity                             1,628,772                     1,738,788
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,451,646                     1,371,446
                                                        -------------                 -------------
     Total Capitalization                                  3,110,868                     3,140,684

Current Liabilities
  Long-term debt due currently                               207,960                       183,635
  Short-term debt                                            163,006                        45,390
  Accounts payable                                           111,836                       145,894
  Accrued liabilities                                         71,025                        80,088
  Other                                                       36,388                        32,588
                                                        -------------                 -------------
     Total Current Liabilities                               590,215                       487,595

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          528,824                       507,845
  Other                                                      370,533                       371,036
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            899,357                       878,881
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,600,440                  $  4,507,160
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.





                                       WISCONSIN ELECTRIC POWER COMPANY

                                           STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                  Nine Months Ended September 30
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  60,256                  $ 159,903
  Reconciliation to cash
    Depreciation                                                175,893                    152,706
    Nuclear fuel expense - amortization                           2,562                     18,489
    Conservation expense - amortization                          16,874                     16,874
    Debt premium, discount & expense - amortization               6,516                      7,667
    Deferred income taxes - net                                  12,583                      6,310
    Investment tax credit - net                                  (3,365)                    (3,361)
    Allowance for other funds used during construction           (2,982)                    (2,001)
    Write-off of merger costs                                    21,881                       -
    Change in - Accounts receivable                              25,676                     22,647
                Inventories                                       2,128                    (30,358)
                Accounts payable                                (34,058)                    (1,073)
                Other current assets                             83,400                     56,580
                Other current liabilities                        (5,263)                   (14,752)
    Other                                                       (43,059)                    16,194
                                                              ----------                 ----------
Cash Provided by Operating Activities                           319,042                    405,825

Investing Activities
  Construction expenditures                                    (188,612)                  (217,378)
  Allowance for borrowed funds used during construction          (1,580)                    (1,107)
  Nuclear fuel                                                   (5,837)                   (21,260)
  Nuclear decommissioning trust                                 (20,117)                   (20,857)
  Conservation investments - net                                    200                        328
  Other                                                            (849)                    (6,852)
                                                              ----------                 ----------
Cash Used in Investing Activities                              (216,795)                  (267,126)

Financing Activities
  Retirement of preferred stock                                    -                            (1)
  Sale of long-term debt                                           -                        12,838
  Retirement of long-term debt                                  (40,350)                   (46,530)
  Change in short-term debt                                     117,616                      7,530
  Dividends on - Common stock                                  (169,370)                  (125,411)
                 Preferred stock                                   (902)                      (902)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (93,006)                  (152,476)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $   9,241                  $ (13,777)
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  73,908                  $  70,911
  Income taxes                                                   47,308                     89,022

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's combined 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the nine months ended September 30, 1997 are not, however, necessarily indicative of the results which may be expected for the year 1997 because of seasonal and other factors.


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


3. On May 13, 1997, WEC and ESELCO, Inc., parent company of Edison Sault Electric Company, entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. Consummation of the proposed acquisition is contingent upon several conditions including receipt of appropriate regulatory approvals and other customary conditions. There can be no assurance that the conditions will be satisfied, or that the proposed transaction will be consummated. ITEM 5. OTHER INFORMATION - "PROPOSED ACQUISITION OF ESELCO, INC." in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q dated March 31, 1997 contains additional information regarding the proposed acquisition.


4. WE returned Point Beach Nuclear Plant ("Point Beach") Unit 2 to service on August 6, 1997 following an extended outage to replace the unit's steam generators. WE currently plans to take Unit 2 out of service in November 1997 due to an issue with the auxiliary feedwater system, which precludes simultaneous operation of both generating units at Point Beach. WE expects to return Unit 2 to service in December 1997 after the auxiliary feedwater system issue is resolved. Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. Following the shutdown of Unit 2, WE currently plans to restart Unit 1 in November 1997 and keep it in service through early January 1998, when the unit will begin a refueling and maintenance outage that is expected to last through most of the first quarter of 1998. See ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in Part II of this report for additional information related to nuclear operations.


5. Ongoing extended outages at Point Beach, an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997 and higher than projected purchased power costs due to regional generation outages have resulted in increased fuel and purchased power costs. WE estimates that such costs will be $112 million higher than those reflected in 1997 base electric rates. In March and September 1997, WE submitted separate fuel filings with the Public Service Commission of Wisconsin ("PSCW") requesting recovery of the portion of these increased fuel costs attributable to retail electric service in Wisconsin. If the PSCW approves the fuel surcharges included in the filings, WE would recover approximately $59 million during the 1997-1998 biennial period. Currently, WE does not expect to recover approximately $52 million of increased 1997 fuel costs from customers. WE anticipates that the PSCW will issue final orders on the two 1997 fuel filings in late December 1997. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS" and ITEM 1. LEGAL PROCEEDINGS - "RATE MATTERS" in Part II of this report for additional information related to the increased fuel costs and related fuel filings.


6. WE anticipates that it will incur $30 million to $40 million of certain nuclear non-fuel operation and maintenance costs during 1997 in excess of those included in 1997 rates, of which $26 million to $34 million are allocated to the Wisconsin electric retail jurisdiction. WE requested that the PSCW allow deferred accounting treatment of these costs, indicating that most of these costs will benefit the future operations of Point Beach for the remainder of its plant licenses. On July 17, 1997, the PSCW approved WE's request to defer these costs. During the third quarter of 1997, WE deferred approximately $20.2 million of nuclear non-fuel operation and maintenance costs in Other Deferred Charges and Other Assets. The PSCW has not yet decided how the deferred costs will be treated for rate making purposes.


7. To meet a portion of WE's anticipated system increase in future electric supply needs, WE entered into a 25 year power purchase contract with an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"). In September 1997, LS Power's gas-fired cogeneration facility, located in Whitewater, Wisconsin, went into commercial operation. The contract, for 236 megawatts of firm capacity from the LS Power facility, includes no minimum energy purchase requirements. In September 1997, WE recorded in utility plant a capitalized lease asset of $142 million and a corresponding capital lease obligation in long-term debt.


8. In October 1997, Wisconsin Michigan Investment Corporation ("WMIC"), a non-utility subsidiary of WEC, issued $15 million of 6.40% medium-term notes due 2001 and $12 million of 6.33% medium-term notes due 2002. Proceeds from the issues were added to WMIC's general funds and will be used to finance non-utility projects.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of September 30, 1997, approximately 93% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

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

Proposed Acquisition of ESELCO, Inc.

On May 13, 1997, WEC and ESELCO, Inc., parent company of Edison Sault Electric Company, entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. Consummation of the proposed acquisition is contingent upon several conditions including receipt of appropriate regulatory approvals and other customary conditions. There can be no assurance that the conditions will be satisfied, or that the proposed transaction will be consummated. ITEM
5. OTHER INFORMATION - "PROPOSED ACQUISITION OF ESELCO, INC." in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q dated March 31, 1997 contains additional information regarding the proposed acquisition.

Cautionary Factors

A number of forward looking statements are included in this document. When used in this document, "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including the factors that are described in ITEM 5. OTHER INFORMATION - "CAUTIONARY FACTORS" in Part II of this report.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled approximately $329 million during the nine months ended September 30, 1997 compared to $411 million provided during the same period in 1996. Cash provided by operating activities decreased 20% between the comparative periods primarily due to increased operating expenses at WE described below in RESULTS OF OPERATIONS.

WEC's consolidated net investing activities totaled approximately $256 million for the nine months ended September 30, 1997 compared to $290 million during the same period in 1996. Investments during the first nine months of 1997 included approximately $242 million for the construction of new or improved facilities of which approximately $189 million was related to utility plant and $53 million was for non-utility projects. Additional investments included approximately $6 million for the acquisition of nuclear fuel and $20 million for payments to the Nuclear Decommissioning Trust Fund ("Fund") for the eventual decommissioning of WE's Point Beach Nuclear Plant ("Point Beach"). Net investing activities for the nine months ended September 30, 1997, included in Investing Activities-Other, reflect approximately $37 million of cash proceeds from the sale of buildings and other capital distributions from investments by WISPARK Corporation and $15 million of investments in energy related businesses by WISVEST Corporation. WISPARK and WISVEST are both non-utility subsidiaries of WEC.

During the first nine months of 1997, WEC used approximately $48 million for financing activities compared to $137 million during the first nine months of 1996. Financing activities during the first nine months of 1997 included principal payments of $10 million and $25 million on the maturity of 6-5/8% and 6-1/8% WE first mortgage bonds, respectively. During the first nine months of 1997, WE increased its short-term debt by approximately $118 million while WEC's non-utility subsidiaries decreased their short-term debt by approximately $24 million.

On July 1, 1997, WEC resumed the purchase of existing shares on the open market for the Company's stock plans. Prior to July 1, 1997, WEC had issued 1,187,050 new shares of common stock during 1997 which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $30 million. During the fourth quarter of 1997, WE currently anticipates receiving a $100 million capital contribution from WEC.

Capital requirements for the remainder of 1997 are expected to be principally for long-term debt maturity and sinking fund requirements, construction expenditures and payments to the Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met primarily through internal sources of funds from operations and short-term borrowings. However, WE may issue up to $150 million of additional intermediate or long-term debt later in 1997 or early 1998. Wisconsin Michigan Investment Corporation ("WMIC"), a non-utility subsidiary of WEC, issued $27 million of medium-term notes in October 1997 and may issue up to $20 million of additional medium-term notes during 1997. The specific form, amount and timing of debt securities which might be issued have not yet been determined and would depend upon market conditions and other factors. As of November 1, 1997, WEC has $259 million of unused lines of credit for short-term borrowing of which $134 million is available to WE and $125 million is available to WEC's non-utility subsidiaries.

WE currently has senior secured debt ratings of AA+ by Standard & Poor's Corporation ("S&P") and Duff & Phelps, Inc. ("D&P") and Aa2 by Moody's Investors Service ("Moody's"). In addition, WE currently has unsecured debt ratings of AA by S&P and D&P and Aa3 by Moody's. In October 1997, Fitch Investors Service ("Fitch") lowered their ratings on WE's approximately $1 billion of outstanding first mortgage bonds from AA+ to AA and their ratings on WE's $31 million of outstanding preferred stock from AA to AA-. According to the Fitch report, the revised ratings reflect a level of volatility in operating income and financial protection measures due to nuclear operating risks that are inconsistent with a AA+ rating as well as a regulatory environment that is less predictable and less supportive of WE's credit quality than in the past. Fitch's report stated, however, that despite the downgrade, WE's quality and competitive position remain superior to most electric utilities.


RESULTS OF OPERATIONS

1997 THIRD QUARTER

Earnings

During the third quarter of 1997, WEC's consolidated net income and earnings per share of common stock were approximately $24.0 million and $0.21, respectively, compared to net income of $53.4 million and earnings per share of $0.48, respectively, during the third quarter of 1996. As described below, earnings decreased primarily due to higher fuel and purchased power expenses during the third quarter of 1997.

Electric Revenues, Gross Margins and Sales

Total electric operating revenues were flat during the third quarter of 1997 compared to the third quarter of 1996. An interim fuel surcharge in WE's Wisconsin electric retail jurisdiction, effective May 24, 1997, offset the impact of a decrease in total electric kilowatt-hour sales during the third quarter of 1997 and a Wisconsin electric retail rate decrease, effective February 18, 1997, of $7.4 million or 0.6% on an annualized basis. Between the comparative periods, the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) decreased by 12.6% or approximately $34.5 million due to significantly higher fuel and purchased power expenses during the third quarter of 1997.

==============================================================================
                                         Three Months Ended September 30
                                         -------------------------------
Electric Gross Margin ($000)            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  359,522       $  359,213       0.1
  Fuel & Purchased Power                119,668           84,884      41.0
                                     ----------       ----------
  Gross Margin                       $  239,854       $  274,329     (12.6)
                                     ==========       ==========
==============================================================================

Fuel and purchased power expenses increased by 41.0% or approximately $34.8 million during the third quarter of 1997 compared to the same period in 1996 as a result of the extended outages at Point Beach discussed in Notes 4 and 5 of ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report. WE replaced Point Beach's generating capacity with higher cost generation and with approximately a 185% increase in megawatt-hours of higher cost power purchases in the third quarter of 1997 compared to the third quarter of 1996.

Ongoing extended outages at Point Beach, an extended maintenance outage at Oak Creek Power Plant ("Oak Creek") that was concluded in June 1997 and higher than projected purchased power costs due to regional generation outages, have resulted in increased fuel and purchased power costs. WE estimates that such costs will be $112 million higher than those reflected in 1997 base electric rates. In March and September 1997, WE submitted separate fuel filings with the Public Service Commission of Wisconsin ("PSCW") requesting recovery of the portion of these increased fuel costs attributable to retail electric service in Wisconsin. If the PSCW approves the fuel surcharges included in the filings, WE would recover approximately $59 million during the 1997-1998 biennial period. Currently, WE does not expect to recover approximately $52 million of increased 1997 fuel costs from customers. WE anticipates that the PSCW will issue final orders on the two 1997 fuel filings in late December 1997. Effective May 24, 1997, the PSCW approved a $0.00109 per kilowatt-hour interim fuel surcharge, subject to refund, in response to WE's first fuel filing. During the three months ended September 30, 1997, WE collected approximately $6.3 million, in additional revenues through the interim surcharge. For further information concerning WE's two 1997 fuel filings, see "Wisconsin Retail Jurisdiction - Fuel Cost Adjustment" in ITEM 1. LEGAL PROCEEDINGS - "RATE MATTERS" in Part II of this report.

==============================================================================
                                         Three Months Ended September 30
                                         -------------------------------
Electric Sales (Megawatt-hours)         1997             1996       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,702,707        1,747,795      (2.6)
  Small Commercial/Industrial         1,942,548        1,928,793       0.7
  Large Commercial/Industrial         2,820,472        2,865,994      (1.6)
  Other-Retail/Municipal                326,254          351,521      (7.2)
  Resale-Utilities                      254,642          297,044     (14.3)
                                     ----------       ----------
  Total Electric Sales                7,046,623        7,191,147      (2.0)
                                     ==========       ==========
==============================================================================

Cooler weather during the third quarter of 1997 tempered 1997 electric sales compared to 1996, primarily contributing to the 2.6% reduction in sales to Residential customers. As measured by cooling degree days, the third quarter of 1997 was 39.6% cooler than the same period during 1996 and 45.2% cooler than normal. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest customers, decreased approximately 20.6% during the third quarter of 1997 compared to the third quarter of 1996 due primarily to a temporary shutdown during July and August 1997 of the Tilden mine. Excluding the Mines, total electric sales decreased approximately 0.3% and sales to the remaining Large Commercial/Industrial customers increased approximately 3.7% between the comparative periods. Sales in the Other-Retail/Municipal customer class decreased 7.2% primarily due to the continued phase out in 1997 of firm wholesale contracts with Upper Peninsula Power Company ("UPPCO") for its Iron River System and with Oconto Electric Cooperative ("Oconto Electric"). Sales for resale to other utilities, the Resale-Utilities customer class, decreased approximately 14.3% primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages discussed above.

Gas Revenues, Gross Margins and Sales

Total gas operating revenues decreased $0.3 million during the third quarter of 1997 compared to the third quarter of 1996. Between the comparative periods, the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased 8.1% or by approximately $1.1 million.

==============================================================================
                                         Three Months Ended September 30
                                         -------------------------------
Gas Gross Margin ($000)                 1997             1996       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   37,987       $   38,333      (0.9)
  Cost of Gas Sold                       23,989           25,388      (5.5)
                                     ----------       ----------
  Gross Margin                       $   13,998       $   12,945       8.1
                                     ==========       ==========
==============================================================================

Despite an annualized gas retail rate decrease effective February 18, 1997 of $6.4 million or 2.0%, total gas operating revenues were unchanged and gross margin increased during the third quarter of 1997 due to increased therm deliveries in 1997.

==============================================================================
                                         Three Months Ended September 30
                                         -------------------------------
Therms Delivered - Thousands            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Residential                            21,013           20,680       1.6
  Commercial/Industrial                  12,659           13,007      (2.7)
  Interruptible                           1,914            4,245     (54.9)
  Interdepartmental                         223            5,131     (95.7)
                                     ----------       ----------
    Total Gas Sales                      35,809           43,063     (16.9)
  Transported Customer Owned Gas         63,734           53,759      18.6
  Transported - Interdepartmental        24,284            9,119     166.3
                                     ----------       ----------
  Total Gas Delivered                   123,827          105,941      16.9
                                     ==========       ==========
==============================================================================

WE delivers natural gas to WE generating facilities, including the Concord and Paris Generating Stations, at rates approved by the PSCW. Due to the Point Beach and Oak Creek outages noted above, WE increased generation at Concord and Paris, natural gas-fired peak generating plants, resulting in a 72% increase in total therm deliveries to WE facilities during the third quarter of 1997 compared to the same period in 1996. Excluding total WE interdepartmental therm deliveries, therm deliveries during the third quarter of 1997 increased 8.3%, primarily due to a 1997 increase in the transportation of customer owned gas.

Operating Expenses

Other operation and maintenance expenses increased 7.8% or by $8.6 million during the third quarter of 1997 compared to the third quarter of 1996, including a $1.9 million increase in transmission system expenses and a $5.6 million increase in administrative and general expenses. Depreciation expense increased 23.5% or by approximately $11.7 million between the same comparative periods primarily due to higher depreciable plant balances and to higher depreciation rates included in the PSCW's 1997 rate order. Total operating income taxes decreased 64.1% or by $20.7 million in 1997 as a result of lower taxable income.

WE anticipates that it will incur $30 million to $40 million of certain nuclear non-fuel operation and maintenance costs during 1997 in excess of those included in 1997 rates, of which $26 million to $34 million are allocated to the Wisconsin electric retail jurisdiction. WE requested that the PSCW allow deferred accounting treatment of these costs, indicating that most of these costs will benefit the future operations of Point Beach for the remainder of its plant licenses. On July 17, 1997, the PSCW approved WE's request to defer these costs. During the third quarter of 1997, WE deferred approximately $20.2 million of nuclear non-fuel operation and maintenance costs. The PSCW has not yet decided how the deferred costs will be treated for rate making purposes.


1997 YEAR-TO-DATE

Earnings

During the first nine months of 1997, WEC's consolidated net income and earnings per share of common stock were $58.4 million and $0.52, respectively, compared to net income of $161.8 million and earnings per share of $1.46, respectively, during the first nine months of 1996. As described below, earnings decreased primarily because a 1.4% increase in total operating revenues during the first nine months of 1997 was offset by significantly higher fuel and purchased power expenses, as well as increased purchased gas costs, other operation and maintenance expenses, depreciation expenses and a write-off in the second quarter of 1997 of deferred costs related to WEC's terminated merger with NSP.

Electric Revenues, Gross Margins and Sales

Total electric operating revenues were unchanged during the first nine months of 1997 compared to the first nine months of 1996. An interim fuel surcharge in WE's Wisconsin electric retail jurisdiction, effective May 24, 1997, offset the impact on electric operating revenues of a Wisconsin electric retail rate decrease effective February 18, 1997, of $7.4 million or 0.6% on an annualized basis. Total year-to-date 1997 electric kilowatt-hour sales were unchanged compared to the same period in 1996. Between the comparative periods, the gross margin on electric operating revenues decreased by 11.0% or approximately $88.4 million due to significantly higher fuel and purchased power expenses during the first nine months of 1997.

==============================================================================
                                          Nine Months Ended September 30
                                          ------------------------------
Electric Gross Margin ($000)            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $1,045,843       $1,044,374       0.1
  Fuel & Purchased Power                333,930          244,087      36.8
                                     ----------       ----------
  Gross Margin                       $  711,913       $  800,287     (11.0)
                                     ==========       ==========
==============================================================================

Fuel and purchased power expenses increased by 36.8% or $89.8 million during the nine months ended September 30, 1997 compared to the same period in 1996 as a result of the extended outages at Point Beach and at Oak Creek discussed in Notes 4 and 5 of ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report. WE replaced this generating capacity with higher cost generation and with a 300% increase in megawatt-hours of higher cost power purchases in the first nine months of 1997 compared to the same period in 1996. During the nine months ended September 30, 1997, WE collected approximately $9.0 million, subject to refund, in additional revenues through a PSCW approved interim fuel surcharge that became effective May 24, 1997. For further information concerning the two 1997 WE fuel filings with the PSCW and related fuel and purchased power cost increases, see "Wisconsin Retail Jurisdiction - Fuel Cost Adjustment" in ITEM 1. LEGAL PROCEEDINGS - "RATE MATTERS" in Part II of this report.

==============================================================================
                                          Nine Months Ended September 30
                                          ------------------------------
Electric Sales (Megawatt-hours)         1997             1996       % Change
-------------------------------      ----------       ----------    --------
  Residential                         5,116,164        5,222,537      (2.0)
  Small Commercial/Industrial         5,578,497        5,463,373       2.1
  Large Commercial/Industrial         8,239,765        8,101,893       1.7
  Other-Retail/Municipal              1,051,350        1,092,404      (3.8)
  Resale-Utilities                      736,556          844,703     (12.8)
                                     ----------       ----------
  Total Electric Sales               20,722,332       20,724,910       0.0
                                     ==========       ==========
==============================================================================

Total electric sales during the first nine months of 1997 compared to the same period in 1996 were positively impacted by growth in the number of customers in the Residential, the Small Commercial/Industrial and the Large Commercial/Industrial customer classes and by increased use per customer by Small and Large Commercial/Industrial customers. Cooler weather during the summer of 1997, however, primarily contributed to the 2.0% decrease in 1997 year-to-date sales to Residential customers. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest customers, decreased 7.9% during the first nine months of 1997 compared to the first nine months of 1996. Excluding the Mines, total electric sales increased 0.7% and sales to the remaining Large Commercial/Industrial customers increased 4.4% between the comparative periods. Sales in the Other-Retail/Municipal customer class decreased approximately 3.8% primarily due to the continued phase out in 1997 of firm wholesale contracts with UPPCO and with Oconto Electric noted above. Sales for resale to other utilities, the Resale-Utilities customer class, decreased 12.8% primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages noted above.

Gas Revenues, Gross Margins and Sales

Total gas operating revenues increased approximately 4.5% or by $10.8 million during the first nine months of 1997 compared to the same period in 1996. Between the comparative periods, the gross margin on gas operating revenues decreased by 4.9% or $4.4 million. The cost of gas sold increased approximately 10.1% or by $15.2 million during the first nine months of 1997.

==============================================================================
                                          Nine Months Ended September 30
                                          ------------------------------
Gas Gross Margin ($000)                 1997             1996       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  252,064       $  241,229       4.5
  Cost of Gas Sold                      166,424          151,179      10.1
                                     ----------       ----------
  Gross Margin                       $   85,640       $   90,050      (4.9)
                                     ==========       ==========
==============================================================================

Total gas operating revenues as well as the cost of gas sold increased during the first nine months of 1997 compared to 1996 primarily due to higher gas costs in 1997. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

The gross margin declined primarily as a result of an annualized gas retail rate decrease effective February 18, 1997 of $6.4 million or 2.0% and as a result of decreased therm deliveries to Residential and Commercial/Industrial customers, who contribute higher margins to earnings than other customer classes.

==============================================================================
                                          Nine Months Ended September 30
                                          ------------------------------
Therms Delivered - Thousands            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Residential                           232,231          248,783      (6.7)
  Commercial/Industrial                 146,599          154,985      (5.4)
  Interruptible                          16,755           25,327     (33.8)
  Interdepartmental                       9,535            9,313       2.4
                                     ----------       ----------
    Total Gas Sales                     405,120          438,408      (7.6)
  Transported Customer Owned Gas        223,035          191,189      16.7
  Transported - Interdepartmental        69,670           18,602     274.5
                                     ----------       ----------
  Total Gas Delivered                   697,825          648,199       7.7
                                     ==========       ==========
==============================================================================

During the first nine months of 1997 compared to the first nine months of 1996, natural gas therm deliveries to WE facilities increased approximately 185% due to increased generation by WE's gas-fired plants noted above. Excluding total WE interdepartmental therm deliveries, therm deliveries during the nine months ended September 1997 were unchanged compared to the same period in 1996.

Operating Expenses

Other operation and maintenance expenses increased 10.6% or by approximately $38.2 million during the first nine months of 1997 compared to the first nine months of 1996, including a $15.9 million increase in non-fuel nuclear expenses, a $5.8 million increase in transmission system expenses and a $16.4 million increase in administrative and general expenses. WE attributes the increased non-fuel nuclear operation and maintenance expenses to the unscheduled 1997 generating unit outages at Point Beach and to efforts by WE's nuclear operations to achieve higher nuclear performance standards consistent with NRC requirements. Depreciation expense increased 15.2% or by $23.2 million between the same comparative periods primarily due to higher depreciable plant balances and to higher depreciation rates included in the PSCW's 1997 rate order. Total operating income taxes decreased 60.0% or by $59.1 million in 1997 as a result of lower taxable income.

As noted above, WE has deferred $20.2 million of nuclear non-fuel operation and maintenance costs through September 30, 1997 under authority granted by the PSCW on July 17, 1997. The PSCW has not yet decided how the deferred costs will be treated for rate making purposes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to WEC nor to WE.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" and ITEM 3. LEGAL PROCEEDINGS in Part I of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996, with ITEM 1. LEGAL PROCEEDINGS in Part II of WEC's and WE's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 and with ITEM 5. OTHER INFORMATION in Part II of this report.


RATE MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure: Ongoing extended outages at Point Beach, an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997, and higher than projected purchased power costs due to regional generation outages have resulted in increased fuel and purchased power costs. WE estimates that such costs will be $112 million higher than those reflected in 1997 base electric rates.

In the first quarter of 1997, WE filed a request with the PSCW requesting recovery of the estimated increase in fuel and purchased power costs. Effective May 24, 1997, the PSCW approved a $0.00109 per kilowatt-hour interim fuel surcharge collectible during the 1997-1998 biennial period. In September 1997, the PSCW held public hearings to determine whether WE is justified in recovering these fuel costs from customers through the fuel surcharge. Depending upon the outcome of the hearings, the PSCW could require WE to refund some or all of the revenues collected through the surcharge.

Because of delays in the schedule to restart the Point Beach units described in ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in Part II of this report, WE filed a second request with the PSCW on September 29, 1997 to recover additional increased fuel and purchased power costs above those included in the PSCW's May 24, 1997 interim fuel order. In the second fuel filing, WE requested an additional fuel surcharge of $0.00110 per kilowatt-hour to be effective during 1998. WE anticipates that the PSCW will hold public hearings in November 1997 to determine whether WE is justified in recovering these fuel costs from customers through the surcharge.

WE expects the PSCW to issue a combined final order on the two fuel filings in late December 1997. If the PSCW approves the two fuel surcharges, WE would accrue in December 1997 revenues for 1997 fuel costs expected to be recovered during 1998.

The following table summarizes WE's current estimates of total 1997 fuel costs in excess of those reflected in 1997 base rates, total potential recovery of these fuel costs during the 1997-1998 biennial period if the PSCW approves the two fuel surcharges and total unrecoverable 1997 fuel costs.

==============================================================================

                                                  (Millions of Dollars)

     Total Estimated 1997 Fuel
     Costs Not In 1997 Base Rates                            $112.0
     Less: Total 1997 Fuel Costs Potentially
           Recoverable in Wisconsin *                          59.0
     Less: Total 1997 Fuel Costs Recoverable
           During 1997 Under FERC Jurisdiction                  1.4
                                                             ------
     Total Unrecoverable 1997 Fuel Costs                     $ 51.6
                                                             ======

==============================================================================

* Through September 1997, WE has collected approximately $9 million, subject to refund, as a result of an interim fuel surcharge that became effective May 24, 1997.

See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS" in Part I of this report for additional information related to the fuel surcharge.

1998 Test Year: On September 22, 1997, WE filed testimony and exhibits with the PSCW related to the 1998 test year showing a $220.4 million revenue deficiency for its utility operations based upon a regulatory return on equity of 12.5%, up from 11.8% authorized since February 13, 1997. The dollar impacts and percentage increases on an annualized basis requested for Wisconsin retail services are $192.7 million or 15.3% for electric operations, $26.5 million or 7.9% for gas operations and $1.2 million or 9.0% for the City of Milwaukee steam operations. In the filing, WE asked that the PSCW provide interim rate relief effective January 1, 1998 for 90% of the revenue deficiency, subject to refund, if the PSCW does not issue a final order by this date. In November 1997, the PSCW is expected to conclude public hearings on WE's request for interim rate relief and issue an order on interim rate relief in December 1997. Public hearings on the 1998 Test Year filing are anticipated in the first quarter of 1998.

The primary factors influencing the requested rate increases for 1998 include:

* Increased costs related to the construction, operation and maintenance of generation, transmission and distribution facilities to assure the reliability of electric service.

* Increased costs associated with the need to implement technological solutions to ensure computer system compatibility with the year 2000 and to meet customer expectations.

* Increased payroll and benefits due to (1) additional personnel to fill unfilled positions that occurred while WEC and NSP were pursuing the Primergy merger and (2) increased staff to support key areas such as nuclear operations, customer service and information services.

*   Increased fuel and purchased power costs.

*   Increased cost of capital.

See ITEM 5. OTHER INFORMATION - "YEAR 2000 COMPUTER SOFTWARE AND HARDWARE ISSUES" in Part II of this report for further information concerning the estimated costs to examine and modify existing software application and operational programs and hardware that is date sensitive and may not be Year 2000 compliant.

Nuclear Operation and Maintenance Cost Deferral: See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "RESULTS OF OPERATIONS" in Part I of this report for additional information regarding approval by the PSCW for WE to defer certain excess non-fuel nuclear operation and maintenance costs expected to be incurred during 1997. The PSCW has not yet decided how the deferred costs will be treated for rate making purposes.



ITEM 5.  OTHER INFORMATION

NUCLEAR MATTERS

Previous information concerning the status of Point Beach is contained in
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996 and in ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" of Part II of WEC's and WE's combined Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.

Point Beach Nuclear Plant

On January 27, 1997, the NRC notified WE of a declining trend in performance at Point Beach. WE has been meeting regularly with NRC officials to discuss steps taken to improve the identification and resolution of specific issues at Point Beach. The NRC decided in June 1997 to continue this status until the NRC has an opportunity to evaluate the plant under operating conditions. WE expects the NRC to reevaluate Point Beach's status in early 1998.

WE returned Point Beach Unit 2 to service on August 15, 1997 following an extended outage to replace the unit's steam generators that began in October 1996. Unit 2 was temporarily taken out of service on September 5, 1997 to resolve an issue with the unit's emergency diesel generators. Unit 2 was returned to service on September 22, 1997. WE currently plans to take Unit 2 out of service in November 1997 until an issue with the auxiliary feedwater system is resolved. WE expects to return Unit 2 to service in December 1997.

Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. Currently, WE plans to restart Unit 1 in November 1997 and keep it in service through early January 1998, when the unit will begin a refueling and maintenance outage that is expected to last through most of the first quarter of 1998.

Spent Fuel Storage and Disposal

The PSCW has authorized WE to load up to 12 casks with spent fuel and transfer the casks to an Independent Spent Fuel Storage Installation ("ISFSI"). To date, WE has loaded two such casks. WE currently estimates that the remaining 10 casks along with remaining space in the spent fuel pool at Point Beach will provide sufficient spent fuel storage capacity through the scheduled fall 2001 refueling outage. WE expects to file an application with the PSCW in mid-1998 for approval to begin loading by the year 2000 additional storage casks to the 12 that were previously approved.

As a result of the ignition of hydrogen gas during welding operations associated with loading a third cask at Point Beach in May 1996, cask loading had been halted until the NRC had reviewed and accepted plans to prevent recurrence of such an event and until such plans are implemented. On September 12, 1997, the NRC formally closed a confirmatory action letter concerning the hydrogen gas ignition which had halted cask loading.

On May 16, 1997, the NRC sent WE a confirmatory action letter expressing concerns with the welding process used on casks at Point Beach as well as at two unaffiliated utilities. The letter prohibits the loading of additional casks until the NRC accepts modified welding procedures which address the NRC's concerns. On August 7, 1997, WE submitted a response to the NRC describing modifications to the welding process that address the NRC concerns and documenting the conclusion that the two casks already loaded with spent fuel at Point Beach have not experienced weld problems. On September 8, 1997, the NRC issued a supplement to the May 16, 1997 confirmatory action letter confirming that WE and the two unaffiliated utilities have committed to not resume loading any casks until further actions have been taken to resolve the welding problems. The NRC is currently requesting additional information and commitment for additional inspections of the welds before lifting the May 16, 1997 confirmatory action letter. WE estimates that the remaining space in the spent fuel pool at Point Beach will provide sufficient spent fuel storage capacity through the scheduled spring 1999 refueling outage before authority to resume loading casks with spent fuel will be necessary. The matter is pending.


PSCW ADVANCE PLANS

WE filed its Advance Plan 8 forecast and supply modeling parameters with the PSCW in May 1997. In discussion following WE's filing, the PSCW concluded that the growth rate of demand and energy sales in the State of Wisconsin for the period 1997-2006 should be 2.0% for planning purposes. WE had proposed an annual growth rate of 1.4% for the same period. The PSCW also determined that the planning reserve margin should be 18% throughout the ten-year period. WE expects the PSCW to issue an order reflecting these decisions in November 1997.


ELECTRIC SYSTEM RELIABILITY MATTERS

As reported in WEC's and WE's combined Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997, the eastern part of the State of Wisconsin experienced electricity supply shortages on four separate occasions during the summer of 1997. Most of the conditions that led to these shortages are not expected to simultaneously occur again in the future. However, because of the events that occurred during the summer of 1997, the PSCW announced in June 1997 that it intended to initiate a full scale inquiry to determine the root causes of electric system reliability problems in Wisconsin. In July 1997, the Governor of the State of Wisconsin requested three separate groups to submit plans to him that would mitigate or eliminate the risk of future electric shortages in the state.

PSCW Investigation into the Structure of the Electric Utility Industry

In December 1995, the PSCW had announced a 32-step process to transform the electric industry in Wisconsin to a competitive model by the year 2001. However, progress on the 32-step workplan had fallen behind schedule, and the PSCW concluded that electric power shortages experienced during the summer of 1997 highlighted the need to address infrastructure issues.

On October 30, 1997, the PSCW expressed a desire to work on infrastructure and to develop a robust competitive electric wholesale market. The PSCW also expressed its belief that the question on whether to implement electric retail competition in Wisconsin ultimately should be decided by the Wisconsin Legislature rather than the PSCW. At the October 30, 1997 meeting, the PSCW agreed to pursue the following priority infrastructure issues:

* Improvements to existing and addition of new electric transmission lines in the State of Wisconsin;

*   Additions of new generating capacity in the State of Wisconsin;

* Modifications to State of Wisconsin statutes to allow "merchant" generating plants to be built in Wisconsin without prior PSCW determination of need; and

* Development of an Independent System Operator ("ISO") for either the electric transmission system in the State of Wisconsin or in the region.

Electric Reliability and Regulation Reports to the Governor of Wisconsin

In response to the July 1997 request by the Governor of the State of Wisconsin, WE along with ten other organizations submitted a joint plan to address electric system reliability within the state and region. The recommendations sent to the Governor included a combination of improved regional transmission connections, increased generating capacity and a streamlined regulatory process for constructing new electric generation and transmission facilities. The report acknowledged that eastern Wisconsin will continue to face risks of future power shortages particularly if unusual circumstances similar to those experienced in the region during the summer of 1997 repeat themselves. The report emphasized that unexpected events such as power plant outages in the upper midwest, significant regional transmission limitations or very hot weather will dictate the need to reevaluate regional system reliability.

In the report, WE and three other investor owned utilities from Wisconsin outlined a plan to allow the development of merchant plants as an accelerated and cost-effective way to obtain new generation after the year 2000.

Other reports to the Governor echoed the utilities' themes of adding electric transmission capability and streamlining the regulatory process in the State of Wisconsin. The PSCW's report called for utilities to install inlet coolers at existing combustion turbine power plants and to add electric supply sources through the year 2002. The PSCW also advocated that the Wisconsin Legislature raise the threshold from 12 MW to 100 MW for when the PSCW is required to issue a Certificate of Public Convenience and Necessity for new generation. A group representing various commercial and industrial electric users in Wisconsin recommended full electric retail competition by the year 2000 and a load management capacity trading system.

The Governor has indicated that in early 1998 he will propose electric industry restructuring legislation that includes changes in the regulation of electric utilities but stops short of a proposal for retail competition.

Current WE Electric Reliability Actions

Additional 250 MW of Capacity: In October 1997, WE announced its intention to issue a request for proposal for contracts for 250 MW of generation capacity to be built in eastern Wisconsin with an in-service date of June 1, 1999, if possible, but no later that June 1, 2000. Neither WE nor its non-utility affiliates will bid on the project. WE proposes contracting for the power for three to eight years, but will not own or operate the facility. It is anticipated that the capacity proposed in the bidding process will largely be in the form of natural gas-fired facilities, but other types of facilities will be considered. The new generation to be built in Wisconsin will economically improve reliability in the region and make eastern Wisconsin more self-sufficient.

Combustion Turbine Inlet Coolers: In October 1997, WE applied with the PSCW for authority to install inlet coolers at its Concord, Paris and Germantown peaking facilities. The inlet coolers, which are expected to be operational by the summer of 1999 or sooner, will boost the generating capacity of these three WE plants by a combined total of 110-150 MW. WE estimates that the inlet coolers for the three plants will cost a total of $22 million to $30 million.

Electric Transmission Projects: In October 1997, WE announced its intention to apply to the PSCW for approval of three transmission projects designed to increase the electric import capability into eastern Wisconsin and to improve reliability. If approved, the Plains-Falls Tap 345 kV upgrade project would increase the transfer capability between the Upper Peninsula of Michigan and eastern Wisconsin by 130 MW, the Oak Creek-Arcadian project would increase the transfer capability between northern Illinois and eastern Wisconsin by 1,000 MW and the Oak Creek-New Lakeside project would improve reliability in the metropolitan Milwaukee area.

Midwest ISO: In February 1996, WE and five other Midwest utilities announced that they had agreed to pursue the development of an independent organization, the Midwest ISO. The group has grown to include twenty-six transmission-owning utilities in 11 states. WE believes that the Midwest ISO, which would be responsible for overseeing the operations of combined bulk electric transmission system of the utilities on a regional basis, will strengthen reliability of the transmission system. Other transmission owners in the East Central Area Reliability Council ("ECAR") and the Mid-America Interconnected Network ("MAIN") have participated in the development of the Midwest ISO. Plans for the Midwest ISO are expected to be filed with the FERC in December 1997 and would be implemented in stages after approval.

LS Power Cogeneration Facility: To meet a portion of WE's anticipated system increase in future electric supply needs, WE entered into a 25 year power purchase contract with an unaffiliated independent power producer, LSP-Whitewater L.P. ("LS Power"). In September 1997, LS Power's gas-fired cogeneration facility, located in Whitewater, Wisconsin, went into commercial operation. The contract, for 236 megawatts of firm capacity from the LS Power facility, includes no minimum energy purchase requirements. In September 1997, WE recorded in utility plant a capitalized lease asset of $142 million and a corresponding capital lease obligation in long-term debt.


YEAR 2000 COMPUTER SOFTWARE AND HARDWARE ISSUES

Like many other companies, WEC expects to incur significant costs to examine and modify existing software application and operational programs as well as hardware that is date sensitive and may not be Year 2000 compliant. These programs and hardware use two-character digits such as '00' to define the applicable year rather than four-character digits such as '2000'. As a result, the programs and systems may not properly recognize calendar dates beginning in the year 2000, and the computers may either process data incorrectly or shut down altogether. During 1997, WE developed a plan, currently estimated to cost a total of approximately $30 million during 1998 and 1999, to address its Year 2000 compliance issues. In its 1998 Test Year data filed with the PSCW, WE has requested recovery in rates during the 1998-1999 biennial period of approximately $13 million per year for Year 2000 compliance examination and modification costs attributable to the Wisconsin retail jurisdiction. WEC is still evaluating its non-utility subsidiaries for Year 2000 compliance issues and is currently unable to quantify related costs.


COAL TRANPORTATION MATTERS

Coal deliveries to certain WE electric generating facilities, as well as to the electric generating facilities of many other utilities, are currently being impaired by massive congestion problems on the Union Pacific Railroad ("UP"). Since the merger of UP with the Southern Pacific Railroad, a backlog of coal deliveries has caused stockpiles to decline at some of WE's power plants and forced WE to seek alternative coal delivery routes. WE is evaluating the impact of such delays on its operations and on its financial position.


CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause WEC's or WE's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of WE's generating facilities including Point Beach; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the indirect impacts of third parties with whom the company does business and who do not mitigate their Year 2000 compliance problems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                                 WEC Exhibits

      (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the nine months ended September 30, 1997.

                                  WE Exhibits

      (27)-2 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the nine months ended September 30, 1997.

(b)   Reports on Form 8-K.

      Current Reports on Form 8-K dated as of September 22, 1997 were filed by WEC and by WE on September 30, 1997 to report the filing with the PSCW on September 22, 1997 of testimony and exhibits related to WE's 1998 Test Year.

      No other reports on Form 8-K were filed by WEC nor by WE during the quarter ended September 30, 1997.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WISCONSIN ENERGY CORPORATION
                                               ----------------------------
                                                         (Registrant)


                                               /s/ Calvin H. Baker
                                               ----------------------------
Date:  November 14, 1997                       Calvin H. Baker, Treasurer,
                                                 Chief Financial Officer and
                                                 duly authorized officer




                                          WISCONSIN ELECTRIC POWER COMPANY
                                          --------------------------------
                                                    (Registrant)


                                               /s/ Calvin H. Baker
                                               ----------------------------
Date:  November 14, 1997                       Calvin H. Baker, Vice
                                                 President-Finance,
                                                 Chief Financial Officer
                                                 and duly authorized
                                                 officer






                         WISCONSIN ENERGY CORPORATION
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:

(27)-1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 1997.