Form 10-K405
period 1997-12-31
WISCONSIN ENERGY CORP
filed 1998-03-31
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 1997



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

                      ---------------------------------

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates is approximately $3,073,128,000 based upon the reported last sale price of such securities as of February 27, 1998. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.





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

   Wisconsin Electric Power Company
      None                                                     N/A

Securities Registered Pursuant to Section 12(g) of the Act:

   Wisconsin Energy Corporation
      None                                                     N/A

   Wisconsin Electric Power Company
      Serial Preferred Stock, 3.60% Series, $100 Par Value     N/A
      Six Per Cent. Preferred Stock, $100 Par Value            N/A

                       --------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 30, 1998):

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

                       --------------------------------

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 19, 1998, are incorporated by reference into Part III hereof.

Portions of Wisconsin Electric Power Company's definitive Information Statement for its Annual Meeting of Stockholders, to be held on May 12, 1998, are incorporated by reference into Part III hereof.

                       --------------------------------

This combined Form 10-K is separately filed by Wisconsin Energy Corporation and by Wisconsin Electric Power Company. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.






                           WISCONSIN ENERGY CORPORATION
                         WISCONSIN ELECTRIC POWER COMPANY
                    ----------------------------------------
              FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 1997

                              TABLE OF CONTENTS

Item                                                              Page
----                                                              ----
                                   PART I

 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 26
 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 29
      Executive Officers of the Registrants . . . . . . . . . . . . . . . 29

                                  PART II

 5.   Market for Registrant's Common Equity
        and Related Stockholder Matters . . . . . . . . . . . . . . . . . 31
 6.   Selected Financial Data
        Wisconsin Energy Corporation. . . . . . . . . . . . . . . . . . . 32
        Wisconsin Electric Power Company. . . . . . . . . . . . . . . . . 33
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . . 34
 7A.  Quantitiative and Qualitative Disclosures
        About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . 61
 8.   Financial Statements and Supplementary Data
        Index to 1997 Financial Statements. . . . . . . . . . . . . . . . 61
        Wisconsin Energy Corporation. . . . . . . . . . . . . . . . . . . 62
          Report of Independent Accountants . . . . . . . . . . . . . . . 84
        Wisconsin Electric Power Company. . . . . . . . . . . . . . . . . 85
          Report of Independent Accountants . . . . . . . . . . . . . . .105
 9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure . . . . . . . . . . . . . .106

                                  PART III

10.   Directors and Executive Officers of the Registrant. . . . . . . . .106
11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .106
12.   Security Ownership of Certain Beneficial Owners
        and Management. . . . . . . . . . . . . . . . . . . . . . . . . .106
13.   Certain Relationships and Related Transactions. . . . . . . . . . .106

                                  PART IV

14.   Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .107
      Consents of Independent Accountants . . . . . . . . . . . . . . . .112
      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .114

    EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .EI-1



                                  DEFINITIONS

   Abbreviations and acronyms used in the text are defined below.

   Abbreviations and Acronyms                        Term
   Act. . . . . . . . . . . . . . . . . . Price-Anderson Act
   Agreement. . . . . . . . . . . . . . . May 13, 1997 Agreement and Plan of Reorganization
                                             setting forth the terms of the proposed acquisition
                                             of ESELCo, Inc. by WEC
   ACAP . . . . . . . . . . . . . . . . . Alliance for Constructive Air Policy
   AFUDC. . . . . . . . . . . . . . . . . Allowance for Funds Used During Construction
   AP8. . . . . . . . . . . . . . . . . . Advance Plan 8
   Benefit Trusts . . . . . . . . . . . . Employees' Benefit Trusts used to fund a major portion of postretirement benefits
   Board. . . . . . . . . . . . . . . . . Public Benefits Board
   BTU. . . . . . . . . . . . . . . . . . British Thermal Unit
   Cogentrix. . . . . . . . . . . . . . . Cogentrix Energy Inc. (an unaffiliated IPP)
   Commonwealth Edison. . . . . . . . . . Commonwealth Edison Company  (an unaffiliated utility)
   Concord. . . . . . . . . . . . . . . . Concord Generating Station
   CCBs . . . . . . . . . . . . . . . . . Combustion byproducts
   CPCN . . . . . . . . . . . . . . . . . Certificate of Public Convenience and Necessity
   CWIP . . . . . . . . . . . . . . . . . Construction work in progress
   D.C. Appeals Court . . . . . . . . . . United States Court of Appeals for the District of
                                             Columbia circuit
   D&D Fund . . . . . . . . . . . . . . . Uranium Enrichment Decontamination and
                                             Decommissioning Fund
   D&P. . . . . . . . . . . . . . . . . . Duff & Phelps Inc.
   DOE. . . . . . . . . . . . . . . . . . United States Department of Energy
   Dth. . . . . . . . . . . . . . . . . . Dekatherm
   Edison Sault . . . . . . . . . . . . . Edison Sault Electric Company
   EMFs . . . . . . . . . . . . . . . . . Electromagnetic Fields
   Energy Act . . . . . . . . . . . . . . Energy Policy Act of 1992
   EPA. . . . . . . . . . . . . . . . . . United States Environmental Protection Agency
   Equipment. . . . . . . . . . . . . . . Kimberly Cogeneration Facility Project equipment
   EWGs . . . . . . . . . . . . . . . . . Exempt Wholesale Generators
   FAS. . . . . . . . . . . . . . . . . . Statement of Financial Accounting Standards
   FASB . . . . . . . . . . . . . . . . . Financial Accounting Standards Board
   FAS 87 . . . . . . . . . . . . . . . . FAS No. 87, Employers' Accounting for Pensions
   FAS 106. . . . . . . . . . . . . . . . FAS No. 106, Employers' Accounting for Postretirement
                                             Benefits Other Than Pensions
   FAS 109. . . . . . . . . . . . . . . . FAS No. 109, Accounting for Income Taxes
   FAS 121. . . . . . . . . . . . . . . . FAS No. 121, Accounting for the Impairment of Long-
                                             Lived Assets
   FAS 123. . . . . . . . . . . . . . . . FAS No. 123, Accounting for Stock-Based Compensation
   FAS 128. . . . . . . . . . . . . . . . FAS No. 128, Earnings Per Share
   FAS 129. . . . . . . . . . . . . . . . FAS No. 129, Disclosure of Information about Capital
                                             Structure
   FAS 130. . . . . . . . . . . . . . . . FAS No. 130, Reporting Comprehensive Income
   FAS 131. . . . . . . . . . . . . . . . FAS No. 131, Disclosure about Segments of an Enterprise and Related Information
   FAS 132. . . . . . . . . . . . . . . . FAS No. 132, Employers' Disclosures about Pensions and
                                             Other Postretirement Benefits
   FERC . . . . . . . . . . . . . . . . . Federal Energy Regulatory Commission
   FERC 636 . . . . . . . . . . . . . . . FERC Order 636; issued in 1993
   Fitch. . . . . . . . . . . . . . . . . Fitch Investors Service Inc.
   Fund . . . . . . . . . . . . . . . . . Nuclear Decommissioning Trust Fund
   GCRM . . . . . . . . . . . . . . . . . Gas Cost Recovery Mechanism
   GRI. . . . . . . . . . . . . . . . . . Gas Research Institute
   IPP. . . . . . . . . . . . . . . . . . Independent Power Producer
   ISFSI. . . . . . . . . . . . . . . . . Independent Spent Fuel Storage Installation (nuclear)
   ISO. . . . . . . . . . . . . . . . . . Independent System Operator
   LS Power . . . . . . . . . . . . . . . LSP-Whitewater, Limited Partnership (an unaffiliated
                                             IPP)
   MAIN . . . . . . . . . . . . . . . . . Mid-America Interconnected Network
   MCPP . . . . . . . . . . . . . . . . . Milwaukee County Power Plant
   MDEQ . . . . . . . . . . . . . . . . . Michigan Department of Environmental Quality
   MDNR . . . . . . . . . . . . . . . . . Michigan Department of Natural Resources
   MGP. . . . . . . . . . . . . . . . . . Manufactured Gas Plant
   Midwest ISO. . . . . . . . . . . . . . Midwest Independent System Operator
   Minergy. . . . . . . . . . . . . . . . Minergy Corp.
   Mines. . . . . . . . . . . . . . . . . Empire and Tilden iron ore mines located in the Upper
                                             Peninsula of Michigan
   Moody's. . . . . . . . . . . . . . . . Moody's Investors Service
   MPSC . . . . . . . . . . . . . . . . . Michigan Public Service Commission
   MW . . . . . . . . . . . . . . . . . . Megawatt
   Mwh. . . . . . . . . . . . . . . . . . Megawatt-hour
   NAAQS. . . . . . . . . . . . . . . . . National Ambient Air Quality Standards issued by the
                                             EPA on July 18, 1997
   NEIL . . . . . . . . . . . . . . . . . Nuclear Electric Insurance Limited
   NOX. . . . . . . . . . . . . . . . . . Nitrogen Oxide
   NRC. . . . . . . . . . . . . . . . . . United States Nuclear Regulatory Commission
   NSP. . . . . . . . . . . . . . . . . . Northern States Power Company, a Minnesota
                                             corporation
   Oak Creek. . . . . . . . . . . . . . . Oak Creek Power Plant
   Paris. . . . . . . . . . . . . . . . . Paris Generating Station
   Plan . . . . . . . . . . . . . . . . . Omnibus Stock Incentive Plan
   Pleasant Prairie . . . . . . . . . . . Pleasant Prairie Power Plant
   Point Beach. . . . . . . . . . . . . . Point Beach Nuclear Plant
   Proposed FAS . . . . . . . . . . . . . Proposed FAS, Accounting for Certain Liabilities Related
                                             to Closure or Removal of Long-Lived Assets
   PRP. . . . . . . . . . . . . . . . . . Potentially Responsible Party
   PSCW . . . . . . . . . . . . . . . . . Public Service Commission of Wisconsin
   PUHCA. . . . . . . . . . . . . . . . . Public Utility Holding Company Act of 1935, as
                                             amended
   SARs . . . . . . . . . . . . . . . . . Stock appreciation rights
   SEC. . . . . . . . . . . . . . . . . . United States Securities and Exchange Commission
   S&P. . . . . . . . . . . . . . . . . . Standard & Poor's Corporation
   SO2. . . . . . . . . . . . . . . . . . Sulfur Dioxide
   Trust. . . . . . . . . . . . . . . . . Wisconsin Electric Fuel Trust (nuclear)
   UP . . . . . . . . . . . . . . . . . . Union Pacific Railroad
   UPPCo. . . . . . . . . . . . . . . . . Upper Peninsula Power Company (an unaffiliated utility)
   USEC . . . . . . . . . . . . . . . . . U.S. Enrichment Corporation
   Waste Act. . . . . . . . . . . . . . . Nuclear Waste Policy Act of 1982, as amended in 1987
   Waste Fund . . . . . . . . . . . . . . Nuclear Waste Fund
   Waukesha . . . . . . . . . . . . . . . City of Waukesha, Wisconsin
   WDNR . . . . . . . . . . . . . . . . . Wisconsin Department of Natural Resources
   WE or Wisconsin Electric . . . . . . . Wisconsin Electric Power Company
   WEC, Wisconsin Energy or the Company . Wisconsin Energy Corporation and subsidiaries
   WIEP . . . . . . . . . . . . . . . . . Wisconsin International Electric Power, Ltd. (an
                                             unaffiliated entity)
   WISPARK. . . . . . . . . . . . . . . . WISPARK Corporation
   WISVEST. . . . . . . . . . . . . . . . WISVEST Corporation
   WITECH . . . . . . . . . . . . . . . . WITECH Corporation
   WN . . . . . . . . . . . . . . . . . . Wisconsin Natural Gas Company
   WMIC . . . . . . . . . . . . . . . . . Wisconsin Michigan Investment Corporation
   WP&L . . . . . . . . . . . . . . . . . Wisconsin Power and Light Company (an unaffiliated utility)
   WPPI . . . . . . . . . . . . . . . . . Wisconsin Public Power Inc.
   WS . . . . . . . . . . . . . . . . . . Wisconsin Southern Gas Company, Inc. (acquired by
                                             WE on January 1, 1994)
   WSSA . . . . . . . . . . . . . . . . . Wilderness Shores Settlement Agreement
   Yankee Atomic. . . . . . . . . . . . . Yankee Atomic Electric Company v. The United States
   Yellowcake . . . . . . . . . . . . . . Uranium Concentrates



                                    PART I
                                    ------


ITEM 1.  BUSINESS

Wisconsin Energy Corporation ("WEC", "Wisconsin Energy" or the "Company") was incorporated in the State of Wisconsin in 1981 and became a holding company in 1986. WEC's principal subsidiary at December 31, 1997 was Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. WE was incorporated in the State of Wisconsin in 1896. The following discussion includes both WEC and WE unless otherwise stated. Effective January 1, 1996, WEC merged its wholly owned natural gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into WE to form a single combined utility subsidiary. Where applicable, references to WE include WN prior to the merger. WEC also has certain subsidiaries engaged in various non-utility businesses. The operations of WEC and its subsidiaries are conducted in the following four business segments.

ELECTRIC OPERATIONS:     The WE electric operations generate, transmit,
distribute and sell electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,300,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

GAS OPERATIONS:     The WE gas operations purchase, distribute and sell
natural gas to retail customers and transport customer-owned gas in three distinct service areas of about 2,800 square miles in Wisconsin: west and south of the City of Milwaukee, the Appleton area and the Prairie du Chien area. The gas service territory, which has an estimated population of approximately 1,200,000, is largely within WE's electric service area.

STEAM OPERATIONS:     The WE steam operations generate, distribute and sell
steam supplied by its Valley and Milwaukee County Power Plants. Steam is used by customers for space heating and processing in the metropolitan Milwaukee area.

NON-UTILITY OPERATIONS:     WEC's non-utility subsidiaries are devoted
primarily to stimulating economic growth in the WE service area and to capitalizing on diversified investment opportunities for stockholders. For information about the non-utility subsidiaries, see Item 1. Business - "Non-Utility Operations."

For additional financial information about WEC's and WE's business segments, see "Note L - Information by Segments of Business" in WEC's and WE's Notes to Financial Statements (the "Notes to Financial Statements") in Item 8. Financial Statements and Supplementary Data.

CAUTIONARY FACTORS:     A number of forward-looking statements are included in
this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the items described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                   MERGERS

NORTHERN STATES POWER COMPANY:     On May 16, 1997, the Boards of Directors of
WEC and Northern States Power Company, a Minnesota Corporation ("NSP"), agreed to terminate the Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation. For additional information, see "Note B - Mergers" in the Notes to Financial Statements in
Item 8. Financial Statements and Supplementary Data.

PROPOSED ACQUISITION OF ESELCO, INC.:     On May 13, 1997, WEC and ESELCO,
Inc., parent company of Edison Sault Electric Company ("Edison Sault"), entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. WEC expects to complete the proposed acquisition as soon as practicable during 1998 upon receipt of all appropriate regulatory approvals and upon fulfillment of other customary conditions. For additional information, see "Note B - Mergers" in WEC's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data. Unless otherwise noted, information and descriptions contained in this document do not consider the impact of the proposed acquisition of ESELCO, Inc.


                               ELECTRIC OPERATIONS

ELECTRIC SALES

WE is authorized to provide retail electric service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities, and in certain territories in the State of Michigan pursuant to franchises granted by municipalities. WE also provides wholesale electric service under contracts with various municipal and utility customers.

Electric energy sales by WE in 1997, to all classes of customers, totaled approximately 27.7 billion kilowatt-hours, a 0.4% increase over 1996. There were 978,835 electric customers at December 31, 1997, an increase of 1.0% since December 31, 1996.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. WE, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand of 5,368 megawatts ("MW") on July 31, 1995 during a period of unusually hot and humid weather. During the years 1998 through 2002, WE currently estimates that electric peak demand will grow at an annualized rate of 2.3% to 5,483 MW by the year 2002.

For further operating information by customer class, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations - Electric Revenues, Gross Margins and Sales."

SALES TO LARGE RETAIL ELECTRIC CUSTOMERS:     WE provides electric utility
service to a diversified base of industrial customers. Major industries served by WE include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan ("Mines"), the two largest retail electric customers of WE, accounted for 4.5% and 3.7%, respectively, of total electric kilowatt-hour sales in 1997. Sales to the Mines were 5.4% lower in 1997 compared to 1996 due to a two month outage during 1997 at one of the Mines.

SALES TO WHOLESALE CUSTOMERS:     During 1997, WE sold wholesale electric
energy to five municipally owned systems, three rural cooperatives and two municipal joint action agencies, located in the States of Wisconsin, Michigan and Illinois. Wholesale electric energy sales were also made to 37 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Wholesale sales accounted for approximately 7.9% of total electric energy sales and approximately 4.8% of total electric operating revenues in 1997 compared to 8.7% of total electric energy sales and 5.0% of total electric operating revenues in 1996.

Upper Peninsula Power Company, an independent investor-owned utility ("UPPCo"), ceased taking power from WE for its isolated Iron River System in March 1997. At December 31, 1997, a 65 MW demand contract expired between WE and UPPCo. WE and UPPCo entered into a capacity exchange agreement for 30 MW to 65 MW of power beginning in January 1998 and running through December 2007. UPPCo nominated (elected to receive) 55 MW for calendar year 1998.

WE and Wisconsin Public Power Inc. ("WPPI") entered into a new three year contract beginning in May 1998. This contract allows WPPI to nominate additional power demand in amounts up to 100 MW by the year 2000.

WE's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1997, WE had 21 customers taking transmission service.

COMPETITION:     Driven by a combination of market forces, regulatory and
legislative initiatives and technological changes, the electric utility industry continues a trend towards restructuring and increased competition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for a description of competition issues and electric industry restructuring initiatives that are underway in regulatory jurisdictions where WE currently does business.

ENERGY POLICY ACT OF 1992:     In October 1992, the Energy Policy Act ("Energy
Act") was signed into law. Passage of this law established open access to electric transmission systems thereby facilitating the entry of power producers and power marketers into the bulk power market. Notable among its provisions was the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), as well as the rights that the Energy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on WE since it has had an open access transmission tariff on file with the FERC since 1980.

Municipal utilities are approaching alternative suppliers in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. Independent power producers ("IPP") are also exploring cogeneration projects which would provide process steam to customers in WE's service territory and sell electricity to WE. Consequently, electric wholesale customers of WE or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice.

FERC OPEN ACCESS TRANSMISSION RULING:     As a result of the Energy Act, the
FERC issued two orders in April 1996 and March 1997 relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. On November 25, 1997, these orders were reaffirmed with little change by the FERC on rehearing. The ruling is intended to create a more competitive wholesale electric power market. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for additional information.

ELECTRIC UTILITY INDUSTRY INVESTIGATIONS:     See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for information regarding the Public Service Commission of Wisconsin's ("PSCW") and the Michigan Public Service Commission's ("MPSC") separate investigations into the structure of the electric utility industry in the States of Wisconsin and Michigan, respectively.

ELECTRIC SYSTEM RELIABILITY MATTERS:     WE experienced electricity supply
shortages on four separate occasions during the summer of 1997. WE does not expect the circumstances on its system that contributed to these shortages to occur again during this year. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" for information concerning ongoing actions in which WE is currently involved to improve electric reliability in the region.


SOURCES OF ELECTRIC ENERGY

The table below indicates WE's sources of energy supply for its control area, including net generation by fuel type, for the following years ended
December 31.

==============================================================================
                              1995       1996       1997*      1998**
                             ------     ------     ------     ------
          Coal                64.8%      67.2%      71.9%      64.9%
          Nuclear             24.9       23.9        5.6       21.9
          Hydro-electric       1.4        1.6        1.5        1.4
          Natural Gas          1.0        1.0        1.9        1.8
          Oil                  0.1        0.3        0.2        0.1
                             ------     ------     ------     ------
            Net Generation    92.2       94.0       81.1       90.1
          Power Purchases      7.8        6.0       18.9        9.9
                             ------     ------     ------     ------
          Total              100.0%     100.0%     100.0%     100.0%
                             ======     ======     ======     ======
==============================================================================

* The mix of electric energy supply during 1997 reflects extended outages of Units 1 and 2 at Point Beach Nuclear Plant ("Point Beach"). See Item 1. Business - "Electric Operations - Nuclear Generation" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" for discussion of matters related to Point Beach.

** Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Cautionary Factors."


Primarily due to extended outages at Point Beach during 1997, WE's 1997 net generation amounted to 23.6 million megawatt-hours ("Mwh") compared to approximately 27.4 million Mwh during 1996 and approximately 26.7 million Mwh during 1995. For its control area, WE's generation was supplemented with
5.5 million Mwh of power purchases from neighboring utilities; from LSP-Whitewater, Limited Partnership ("LS Power"), an independent power producer with whom WE has a long-term power purchase contract; and, to a minor extent, from other sources. WE purchased a total of approximately 1.8 million Mwh during 1996 and approximately 2.3 million Mwh during 1995 to supply its control area. Including Point Beach, the dependable capability of WE's generating stations was 5,652 MW in August 1997 as more fully described in
Item 2. Properties.

WE's average total fuel costs per million BTU's by fuel type for the years ended December 31 are shown below.

==============================================================================
                                      1995       1996       1997
                                     ------     ------     ------
             Coal                    $ 1.28     $ 1.16     $ 1.22
             Nuclear                   0.43       0.46       0.49
             Natural Gas               2.21       3.60       2.79
             Oil                       5.32       4.22       4.70
==============================================================================

PSCW ADVANCE PLANS:     In November 1997, the PSCW issued their Advance Plan 8
("AP8") Phase 1 Order regarding ten-year forecasts and supply modeling parameters that Wisconsin utilities should use to prepare ten-year supply plans. The PSCW ordered the utilities to use a 2.0% annual growth rate for demand and energy sales. The PSCW also ordered the utilities to use an 18% planning reserve margin.

In January 1998, WE, along with the other utilities in Wisconsin, filed their AP8 Phase 2 supply plans with the PSCW. WE filed five generation supply plans that range from including no additional generation to adding 1,150 MW of new generating capacity. The range in plans corresponds to a range in assumptions from using WE's demand and energy forecasts and minimal capacity purchases from WE by WPPI on the low end to using the PSCW's demand and energy forecast and maximum capacity purchases from WE by WPPI on the high end. All generation additions are expected to be either simple cycle or combined cycle gas-fired combustion turbine based units. WE does not anticipate needing additional base load generation until after the year 2010. WE currently expects the PSCW to issue an order in AP8 Phase 2 in late summer 1998.

Transmission plans under AP8 were filed with the PSCW in February 1998.  See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" for additional information concerning anticipated electric transmission projects.

Investments in energy efficiency programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. WE expects that investments in energy efficiency will likely be shifted from utilities to a state run Public Benefits Board. For additional information, see Item 1. Business - "Energy Efficiency" below.

For information regarding estimated costs of WE's construction program for the five years ending December 31, 2002, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Capital Requirements 1998-2002." All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see "Note E - Allowance for Funds Used During Construction" in the Notes to Financial Statements in
Item 8. Financial Statements and Supplementary Data.


COAL-FIRED GENERATION

WE diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming), the Uinta Region (Colorado) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from Colorado, central Appalachia and western mines for the Presque Isle Power Plant in Michigan.

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
==============================================================================

For information regarding emission restrictions, see Item 1. Business - "Environmental Compliance."

Approximately 75% of WE's 1998 coal requirements are expected to be delivered by WE-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Colorado, Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana and Wyoming coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. WE's 1998 coal requirements, projected to be 11.3 million tons, will be 89% under contract. WE does not anticipate any problem in procuring its remaining 1998 requirements through short-term or spot purchases and inventory adjustments. For information concerning coal delivery problems during 1997 related to the Union Pacific Railroad, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Coal Transportation Matters."

PLEASANT PRAIRIE POWER PLANT:     All of the estimated 1998 coal requirements
at this plant are presently covered by three long-term contracts.

OAK CREEK POWER PLANT:     All of the estimated 1998 coal requirements for
this plant are covered by one long-term contract and two medium-term contracts.

PRESQUE ISLE POWER PLANT:     This plant has six generating units designed to
burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are expected to be supplied by one medium-term contract, the annual volumes of which are anticipated to be adequate to cover coal requirements for 1998. Bituminous coal is generally purchased through one-year contracts from central Appalachia and under a five-year contract for the Colorado origin coal.

EDGEWATER 5 GENERATING UNIT:     Coal for this unit, in which WE has a 25%
interest, is purchased by Wisconsin Power and Light Company, a non-affiliated investor owned utility, which is the majority owner of the facility.

VALLEY AND PORT WASHINGTON POWER PLANTS:     These plants are both supplied in
1998 by three one-year contracts.


NUCLEAR GENERATION

WE purchases uranium concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. WE maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See "Note H - Long-Term Debt" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

URANIUM REQUIREMENTS:     WE requires approximately 400,000 pounds to 500,000
pounds of Yellowcake on an annual basis for Point Beach. The supply is currently provided through one long-term contract, which provides approximately 80% to 100% of annual requirements. WE may exercise flexibilities available in this contract and purchase certain quantities of uranium on the spot market, should the market conditions prove favorable. Negotiations for the supply of the quantity of uranium not covered by the long-term contract beyond 1998 will be ongoing during 1998.

CONVERSION:     WE has a long-term contract with a provider of uranium
conversion services to supply 100% of the conversion requirements for the Point Beach reactors from 1996 through 1999. From the years 2000 through 2004, this same contract will provide 75% of WE's annual conversion requirements. During 1997, an additional long-term conversion contract was executed to supply the additional 25% of WE's annual conversion requirements.

ENRICHMENT:     WE currently has two long-term contracts for the supply of enrichment services. The combination of the contracts provides for the required enrichment services for the Point Beach reactors through the year 2001. One of the contracts is a Utility Services Contract with the United States Department of Energy ("DOE"). The contract can provide enrichment services for the entire operating life of each unit. For a discussion of litigation involving the Utility Services Contract, see Item 3. Legal Proceedings - "Other Matters." Responsibility for administering this contract and for enrichment services was transferred from the DOE to the U.S. Enrichment Corporation ("USEC") under the Energy Act. WE is currently negotiating for enrichment services beyond the year 2001.

FABRICATION:     Fabrication of fuel assemblies from enriched uranium for
Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license. During 1995, an agreement was reached between WE and Westinghouse to supply WE with a new fuel design beginning in the fall of 1997. The 1995 agreement was modified in November 1996 due to delayed licensing of a new analysis method desired for the use of the new fuel design. Current plans now assume initial use of the new fuel design in the spring of the year 2000. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

SPENT FUEL STORAGE AND DISPOSAL:     WE currently has the capacity to store
certain amounts of spent nuclear fuel in the spent fuel pool at Point Beach. In addition, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent fuel at Point Beach. For information concerning the status of Point Beach's spent fuel pool, the ISFSI and spent fuel disposal issues, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters."

POINT BEACH NUCLEAR PLANT:     WE operates two approximately 500 MW electric
generating units at Point Beach. During the summer of 1997, WE replaced two low pressure turbines in Unit 1 which increased its dependable generating capability from 500 to 510 MW. Due to extended outages, Point Beach provided approximately 6% of WE's net electric energy supply during 1997 compared to 24% and 25% during 1996 and 1995, respectively. The United States Nuclear Regulatory Commission ("NRC") licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

For additional information concerning Point Beach, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" and "Note F - Nuclear Operations" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

DECOMMISSIONING FUND:     Pursuant to a 1985 PSCW order, amended in 1994, WE
provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund on December 31, 1997 to $404 million. For additional information regarding decommissioning, see "Note F - Nuclear Operations" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

NUCLEAR PLANT INSURANCE:     For information regarding matters pertaining to
nuclear plant insurance, see "Note F - Nuclear Operations" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.


HYDROELECTRIC GENERATION

WE has eight licenses from the FERC for its hydroelectric generating facilities that expire during the period 1998 to 2001. The key issues concerning licensing of these eight projects are covered by the Wilderness Shores Settlement Agreement ("WSSA"). The WSSA is the culmination of more than two years of negotiations, which began in July 1994, between WE and representatives of the Wisconsin Department of Natural Resources ("WDNR"), the Michigan Department of Environmental Quality ("MDEQ"), the Michigan Department of Natural Resources ("MDNR"), the U.S Fish and Wildlife Service, the Wisconsin Department of Administration, the National Park Service and two river/recreational organizations: the Michigan Hydro Relicensing Coalition and the River Alliance of Wisconsin. The WSSA assures continued profitable operation of WE's hydroelectric system in the Upper Menominee River Basin and the protection of associated land and water resources for the next 40 years. The WSSA was signed at a ceremony on February 10, 1997.

The hydroelectric facilities covered by this agreement are the Big Quinnesec Falls, Kingsford, Michigamme Falls, Twin Falls, Lower Paint Dam, Peavy Falls, Hemlock Falls and Way Dam Projects, representing a total of 59.1 MW of installed capacity. WE is in the process of completing an applicant prepared environmental assessment and the license application. These, along with the WSSA, will be filed with the FERC by October 1999. As a result of the WSSA, the Sturgeon dam, a project with a 1993 license expiration, will be removed. The Sturgeon dam, with a total of 0.8 MW of installed capacity, was not relicensed due to plant economics.

Licenses for the White Rapids and Chalk Hill Hydroelectric Projects were issued by the FERC during 1997. These were the final two license renewals for projects with 1993 expiration dates.

During 1997, the FERC issued licenses for the Oconto Falls and Weyauwega Hydroelectric Projects to N.E.W. Hydro, an independent organization. WE did not relicense Oconto Falls nor Weyauwega, with a total of 1.9 MW of installed capacity, due to plant economics.

During 1997, hydroelectric facilities provided approximately 1.6% of WE's total electric energy supply.


NATURAL GAS-FIRED GENERATION

The Concord and Paris Combustion Turbine Power Plants ("Concord" and "Paris") and the Oak Creek combustion turbine use natural gas as their primary fuel, with Number 2 fuel oil as backup. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the WE gas operations' local distribution system.

A balancing and storage agreement with ANR Pipeline facilitates the variable gas usage pattern of the combustion turbine plants.

Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek and Valley Power Plants is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utilities then transport WE's gas to each plant under interruptible tariffs. WE's gas operations is the distribution utility for Pleasant Prairie and Oak Creek. Wisconsin Gas Company, a non-affiliated company, is the distribution utility for the Valley Power Plant.


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


PURCHASE POWER COMMITMENTS

To meet a portion of WE's anticipated increase in future electric energy supply needs, WE entered into a long-term power purchase contract with LS Power, an unaffiliated independent power producer. The contract, for 236 MW of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy purchase requirements. WE treats this power purchase contract as a capital lease. See "Note H - Long-Term Debt" in the Notes to Financial Statements for additional information about WE's long-term power purchase agreement with LS Power.

In March 1998, LS Power signed an agreement with Cogentrix Energy Inc. ("Cogentrix"), an independent power producer unrelated to LS Power or WE, to sell LS Power's majority interest in the Whitewater Cogeneration Facility to Cogentrix. WE's long-term purchase power contract with LS Power is expected to remain effective with Cogentrix.

In the normal course of business, WE utilizes contracts of various durations for the forward purchase of electricity to meet load requirements in an economic manner and when the anticipated market price for electric energy is below WE's expected incremental cost of generation. Contracts of this nature are insignificant.


INTERCONNECTIONS WITH OTHER UTILITIES

WE's system is interconnected at various locations with the systems of Commonwealth Edison Company ("Commonwealth Edison"), Madison Gas and Electric Company, Northern States Power Company, Upper Peninsula Power Company, Wisconsin Power and Light Company ("WP&L") and Wisconsin Public Service Corporation. These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

WE is a member of Mid-America Interconnected Network ("MAIN"), which is one of ten regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

In February 1996, WE and five other Midwest utilities announced that they had agreed to pursue the development of an independent organization, the Midwest Independent System Operator ("Midwest ISO"), which would be responsible for ensuring nondiscriminatory open transmission access and the planning and security of the combined bulk transmission systems of the utilities. The group has grown to include ten utilities. The other transmission owners of the East Central Area Reliability Council and MAIN have participated in the development of the Midwest ISO. An application seeking approval of the Midwest ISO was filed with the FERC on January 15, 1998.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" for additional information regarding certain electric transmission projects and the Midwest ISO.


                            GAS OPERATIONS

GAS SALES

WE is authorized to provide gas service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Total gas therms delivered by WE, including customer-owned transported gas, were approximately 984 million therms in 1997, a 5% increase compared to 1996. WE transports gas for customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 40% of total therms delivered during 1997, 31% of total therms delivered during 1996 and approximately 32% during 1995. There were 376,732 natural gas customers at December 31, 1997, an increase of approximately 2.6% since December 31, 1996.

WE's maximum daily send-out during 1997 was 641,130 Dths on January 28, 1997. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of gas fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

For further operating information by customer class, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations - Gas Revenues, Gross Margins and Therm Deliveries."

WE's gas operations delivers natural gas to Concord and Paris as well as to Oak Creek Power Plant. Deliveries to these power plants are at rates approved by the PSCW. See Item 1. Business -"Electric Operations - Natural Gas-Fired Generation" above.

In 1995, the PSCW issued a certificate to WE for construction of a gas pipeline to provide gas transportation service to LS Power's Whitewater Cogeneration Facility. During 1997, WE began delivering gas to this facility prior to when it went into commercial operation in September. For additional information concerning LS Power's Whitewater Cogeneration Facility, see
Item 1. Business -"Electric Operations -Purchase Power Commitments" above.

For information concerning WE's expansion of natural gas service to more than 4,500 potential customers in northeastern Wisconsin, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric Sales and Gas Deliveries Outlook."

SALES TO LARGE GAS CUSTOMERS:     WE provides gas utility service to a
diversified base of industrial customers, largely within the service territory of the electric utility. Major industries served by WE's gas operations include the paper industry, the food products industry and the fabricated metal products industry. During 1997, WE's electric operations was the largest gas consumer using 8.8% of total therm deliveries compared to 3.5% during 1996. Interdepartmental therm deliveries were higher during 1997 primarily due to the substitution of generation from WE's gas-fired peaking plants for lost generating capacity at Point Beach. Interdepartmental therm deliveries are not expected to be as significant in the future. See "Sources of Electric Energy" above in Item 1. Business - "Electric Operations" for information about anticipated gas-fired electric generation by WE during 1998. No single retail customer of the gas utility accounted for more than 3.9% of total gas therms sold and transported during 1997.

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

PSCW NATURAL GAS UTILITY INDUSTRY INVESTIGATION:     See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for information regarding the PSCW's ongoing generic investigation into the structure of the natural gas industry in the State of Wisconsin.


GAS SUPPLY

The WE gas operations have entered into more than 50 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which WE can exercise to mitigate substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

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

WE has 16 transportation contracts, the last of which expires in 2004, that it uses to meet daily customer requirements and to inject and withdraw from gas storage. In each case, subject to certain provisions, the WE gas operations can extend the terms of these contracts at the time the agreements would otherwise expire.

WE also has three contracts for salt dome storage that provide seasonal gas supply backup in the event of well freeze-off or other loss of supply.


                            STEAM OPERATIONS

WE operates a district steam system in Downtown Milwaukee and the near southside of Downtown Milwaukee. Steam is supplied to the system from WE's Valley Power Plant, a coal-fired cogeneration facility. In November 1996, WE acquired from Milwaukee County the steam production and distribution facilities of the Milwaukee County Power Plant ("MCPP"), located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. WE is also operating these facilities as part of its steam utility operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital resources - Investing Activities" for further information concerning the acquisition of the MCPP.

Annual sales of steam fluctuate from year to year based upon system growth and variations in normalized weather conditions. Steam sales increased approximately 17% during 1997 primarily due to the addition of the MCPP steam operations. At December 31, 1997, steam was used by approximately 500 customers for processing, space heating, domestic hot water and humidification.


                          NON-UTILITY OPERATIONS

See "Note L - Information By Segments of Business" in WEC's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for information concerning non-utility net income and net identifiable assets.


NON-UTILITY SUBSIDIARIES

WEC's non-utility subsidiaries include:

WISPARK CORPORATION:     WISPARK Corporation ("WISPARK") develops and invests
in real estate. While WISPARK's core geographic area is southeastern Wisconsin, it is currently developing properties in metropolitan Minneapolis/ St. Paul, Minnesota; metropolitan Chicago, Illinois; and Sacramento, California. WISPARK is presently involved in four industrial/business parks in southeastern Wisconsin and two each in metropolitan Minneapolis/St. Paul and metropolitan Chicago. WISPARK's initial development, LakeView Corporate Park, a 1,500-acre business park located near Kenosha, Wisconsin, has developed 600 acres for a total of 54 companies during its first nine years. WISPARK has also developed business parks in the following locations:

*  Westridge Business Park - New Berlin, Wisconsin;
*  RidgeView Corporate Park - Pewaukee, Wisconsin;
*  GrandView Business Park - Racine, Wisconsin; and
*  Business Park of Kenosha - Kenosha, Wisconsin.

In addition to developing business parks, WISPARK Corporation has established itself as southeastern Wisconsin's largest industrial building developer. In the last four years, WISPARK has developed 2,700,000 square feet of buildings on a build-to-suit basis, and just over 800,000 square feet of other building space. WISPARK has also developed mixed-use projects such as Gaslight Pointe in Racine, Wisconsin. Recently, WISPARK completed a 120-room Radisson Hotel and Conference Center and Chancery Pub and Restaurant in LakeView Corporate Park.

WITECH CORPORATION:     WITECH Corporation ("WITECH") is a venture capital
company operating in Wisconsin and the Upper Peninsula of Michigan. At December 31, 1997, WITECH had investments in 14 companies and 3 funds totaling more than $35 million. The companies include, among others, an operator of a nationwide data communications network for the agriculture industry, a specialty printing firm and a manufacturer of motor drives.

WISCONSIN MICHIGAN INVESTMENT CORPORATION:     Wisconsin Michigan Investment
Corporation ("WMIC") engages in investing and financing activities.
Activities include advances to affiliated companies and investments in financial instruments and in partnerships developing low- and moderate-income housing projects. Other investments may be made from time to time. WMIC's subsidiary, WMF Corp., engages in financing activities. Any funds obtained by WMF Corp. through financing arrangements are advanced to WMIC.

BADGER SERVICE COMPANY:     Badger Service Company holds coal rights in
Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.

MINERGY CORP.:     Minergy Corp. ("Minergy") is engaged in the business of
developing and marketing proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products. Minergy is building a $45 million facility in Neenah, Wisconsin that will recycle paper sludge from area paper mills into two usable and salable products: glass aggregate and steam. The plant will also provide substantial environmental and economic benefits to the area by providing a beneficial alternative to landfilling paper sludge. For additional information concerning the Minergy glass aggregate plant, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Investing Activities."

WEC INTERNATIONAL, INC.:     WEC International Inc. is the surviving entity
after the merger of Minergy Netherlands into WEC Generation, Inc. WEC International Inc. serves as WEC's international investment vehicle. In 1997, WEC International entered into two joint ventures in the Netherlands. One joint venture owns and operates a by-product utilization plant. The other joint venture is in the process of renovating a waste treatment facility.

WISVEST CORPORATION:     WISVEST Corporation ("WISVEST") invests in energy-
related entities. WISVEST owns and manages the chilled water production and distribution facilities that are part of the MCPP on the Milwaukee County Grounds in Wauwatosa, Wisconsin. WISVEST is also an investor in other energy-related entities such as a strategic energy management services company with a focus on natural gas management, a natural gas marketer and a company that designs, builds and operates landfill gas recovery systems. In addition, WISVEST formed Griffin Energy LLC in July 1997 to begin marketing energy related services and electricity in 1998. See "Liquidity and Capital Resources - Investing Activities" and "Factors Affecting Results of
Operations - Market Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the acquisition of the MCPP and the formation of Griffin Energy LLC, respectively.

CUSTOMETRICS, LLC:     Custometrics, LLC is a company which provides
consulting services to the utility industry. Areas of specialty include supply chain, distribution services, customer service and customer billing.


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

For information concerning restrictions on the ability of WE to transfer funds to WEC, see "Note A - Summary of Significant Accounting Policies" in WEC's Notes to Financial Statements in Item 8. Financial Statements and
Supplementary Data.


                                   REGULATION

WE is subject to the regulation of the PSCW as to retail electric, gas and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. WE is also subject to the regulation of the MPSC as to the various matters associated with retail electric service in Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. WE, with respect to hydro-electric facilities, wholesale power service, electric transmission, gas transportation and accounting, is subject to FERC regulation. Operation and construction relating to WE's Point Beach facilities are subject to regulation by the NRC. WE's operations are also subject to regulations of the United States Environmental Protection Agency ("EPA"), the WDNR, the MDNR and the MDEQ.

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. Rate orders have consistently included provisions for substantial conservation programs initiated by WE. For additional information, see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements in
Item 8. Financial Statements and Supplementary Data.

WEC is an exempt holding company by order of the United States Securities and Exchange Commission ("SEC") under Section 3(a)(1) of PUHCA and, accordingly, is exempt from the provisions of PUHCA, other than with respect to certain acquisitions of securities of a public utility.

WE is subject to a power plant siting law in Wisconsin which requires that electric utilities file updated long-term forecasts and plans (called "Advance Plans") for the location, size and type of future large generating plants and high voltage transmission lines about every two years for PSCW approval after public hearings. Generally, the law provides that the PSCW may not authorize the construction of any large generating plants or high voltage transmission lines unless they are in substantial compliance with the most recently approved plan. The law also prohibits WE from acquiring any interest in land for such plants or transmission lines by condemnation until construction authorization has been received. Advance Plan orders are based upon a review of the utilities' long-term planning options. However, separate project-specific PSCW approval is required for the construction of generating facilities and transmission lines. For additional information regarding Advance Plans, see Item 1. Business - "Electric Operations - Sources of Electric Energy" above.

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 MW to be built in Wisconsin. The two-stage process established by the PSCW consists of (1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects; and (2) the conventional Certificate of Public Convenience and Necessity ("CPCN") procedure for the winner or winners. In the first quarter of 1997, the PSCW extended this to include repowering or upgrades of existing generation in excess of 12 MW.


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


                              ENERGY EFFICIENCY

Utility involvement in energy efficiency is changing significantly. The PSCW is continuing to shift responsibility for energy efficiency from utilities to competitive market forces. In WE's rate order in docket 6630-UR-109, dated February 13, 1997, the PSCW eliminated WE electric and natural gas energy efficiency goals for WE's largest customers, and removed the dollars associated with obtaining these goals from WE rates. Energy efficiency goals continue for residential, small commercial and industrial and low income customers. During 1997, WE filed a two year transition plan with the PSCW showing how it will move the accomplishment of small customer energy efficiency goals from WE to non-utility providers by obtaining the greatest portion of these goals from contractors through a bidding process. A number of contractors have already been hired through this process and have begun work which will continue through 1998.

WE supports the move away from mandated utility energy efficiency goals by the PSCW. However, WE will continue to provide its customers information on how to control their energy costs.

In a related matter, the PSCW issued an order in December 1997 in Docket 05-BU-100 which stated its policy and principles regarding the formation of a Public Benefits Board ("Board"). Such a Board would be set up through legislative action. Among other things, the Board would have responsibility to undertake efforts to help develop the competitive market for energy efficiency in the state of Wisconsin. As utilities move away from being responsible for the accomplishment of energy efficiency goals, the Board would take over some of these responsibilities. Eventually such efforts would completely transition to the competitive marketplace. It is likely that legislation creating such a Board will be submitted in the current legislative session. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of
Operations - Industry Restructuring and Competition."

WE will continue to offer programs which provide customers the incentive to use energy when WE facilities are less utilized. Interruptible and curtailable rates, along with an energy cooperative-managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of central air conditioners is offered to most residential customers. Time-of-use rates continue to be available to most customers. Real-time pricing programs are also being offered to some customers.


                           ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by WE of approximately $18.3 million in 1997. Expenditures incurred during 1997 included costs associated with the installation of pollution abatement facilities at WE's power plants. Such expenditures are budgeted at approximately $15.2 million for 1998.

Operation, maintenance and depreciation expenses of WE's fly ash removal equipment and other environmental protection systems are estimated to have been $29.7 million in 1997.

For discussion of additional environmental issues, see Item 3. Legal Proceedings - "Environmental Matters."


SOLID WASTE LANDFILLS

WE provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

MANISTIQUE RIVER/HARBOR AREA:     WE received a request for information, or
PRP letter, from the EPA on March 12, 1993. The letter states that the river/harbor has PCB contamination. The EPA has requested information regarding company PCB and oil filled equipment management in the Manistique River drainage basin. WE responded to this request on April 22, 1993. An additional information request from the EPA was responded to on January 4, 1995. WE has no reason to believe that the company is responsible in total or in part for the PCB contamination in the Manistique River/Harbor area. WE has learned through newspaper articles that the EPA announced a preliminary plan to dredge most of the PCB contaminated sediments, with some limited capping along the breakwater. The EPA has signed a settlement agreement with two identified PRPs, Manistique Papers and Edison Sault. This does not foreclose the EPA from taking action against WE for some of the remediation cost, although WE has not heard anything from the EPA regarding this site since 1995.

MARINA CLIFFS BARREL DUMP SITE:     WE received a special notice letter and
information request on March 25, 1994 from the WDNR. The letter described a release of hazardous substances at a former barrel reclamation facility and landfill site, and requested information on any business dealings WE may have had with this former operation. This request for information was responded to on April 26, 1994. An additional request for information, or PRP letter, was received on March 24, 1995. This request was responded to by WE in April 1995. Since that time a number of follow-up contacts have been made with the EPA. WE has no reason to believe that it is responsible for the contamination problems at this site, but the EPA has identified WE as a De Minimis Party. The EPA has undertaken remediation activities at the site. The first phase of such remediation has been substantially completed. Recently, local residents have voiced concern regarding use of the site. This publicity has led to additional fencing at the site and may affect the remediation time table.

A buyout agreement, under which alleged major contributors of material to the site would finance remediation and provide indemnity to other parties has been circulated and orally agreed to. The cost to WE for its participation in the agreement, if it is finalized, will be approximately $30,000.

LAKE GENEVA SERVICE CENTER: The property, in Lake Geneva, Wisconsin, was acquired as part of the acquisition of Wisconsin Southern Gas Company, Inc. ("WS") in January 1994. WS had identified a groundwater problem reportedly caused by past disposal practices. In 1995, the extent of contamination was defined, and a remediation system was designed and installed. Approximately $200,000 was spent in 1995, $33,000 in 1996 and $15,000 in 1997. Remaining
remediation costs are estimated to be approximately $50,000.

ETSM PROPERTY/CITY OF WEST ALLIS:     See Item 3. Legal Proceedings -
"Environmental Matters" for information concerning iron cyanide-bearing wastes found at two sites in West Allis, Wisconsin.

WEST AVENUE LANDFILL:     WE has been informed by the City of Waukesha
("Waukesha") that WE has been identified as a "responsible party" at a former Waukesha landfill which Waukesha will be remediating under Wisconsin state law. Waukesha has further indicated it intends to invoke a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and cost sharing for the remediation. Negotiations under the statutory procedure have not yet commenced.


ASH LANDFILLS

WE aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts ("CCBs"). However, CCBs have been, and to some degree continue to be, disposed of in company-owned, licensed landfills. Some landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where WE has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. These costs are included in the environmental operating and maintenance costs for WE. Sites currently undergoing remediation include:

PRESQUE ISLE LANDFILL:     WE entered into a consent order with the MDEQ
regarding existing conditions at an ash landfill site acquired by WE when it purchased the Presque Isle Power Plant at the end of 1987. Changing Michigan regulations have significantly decreased the expenditures required by WE for compliance with the consent order. Remediation of the site is essentially complete with minimal future expenses expected.

HIGHWAY 59 LANDFILL:     In 1989, a sulfate plume was detected in the
groundwater beneath a WE-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the WDNR, WE initiated a five-year expanded monitoring program. In response to a request from the WDNR, WE prepared an environmental contamination assessment of the landfill and submitted the report to the WDNR in July 1995. Laboratory testing of an ash stabilization remedial option is ongoing. WE believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.

CEDAR-SAUK LANDFILL:     During 1997, WE completed installation of an upgraded
cover to the closed Cedar-Sauk landfill, located in the Town of Cedarburg, Wisconsin. In addition to a new cover, the existing groundwater pumping system was removed from service. The project was completed below the projected cost estimate of $4.5 million. Future expenses at the site are expected to be minimal.

KANSAS AVE. LANDFILL:     The Kansas Ave. site, located in the City of St.
Francis, Wisconsin, was a small fill area used to support the operations of WE's old Lakeside Power Plant. WE has entered into an agreement with the WDNR to place a cover over the old ash land site. Expenses associated with a cover installation are expected to be minimal. No groundwater treatment is planned at this time.

OAK CREEK NORTH LANDFILL:     Groundwater impacts at this landfill, located in
the City of Oak Creek, Wisconsin, have prompted WE to investigate the condition of the existing cover and other conditions at the site. A cover inspection will be performed during 1998. Cover upgrades, if required, will most likely take place in 1999 or the year 2000. Work is not expected to be significant.

PLEASANT PRAIRIE LANDFILL:     A groundwater investigation was completed in
1997, and WE is designing an alternative system for surface water drainage and implementing modification to the operation of the landfill, located in the Village of Pleasant Prairie, Wisconsin, to address an isolated area of groundwater contamination. Financial impacts to WE are projected to be minimal.


MANUFACTURED GAS PLANT SITES

WE is reviewing and addressing environmental conditions at a number of former manufactured gas plant ("MGP") sites. See "Note M - Commitments and Contingencies" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.


AIR QUALITY

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. Most significant to the country's electric utility companies are the acid rain provisions of the amendments which are scheduled to limit sulphur dioxide ("SO2") and nitrogen oxide ("NOX") emissions in phases. Phase I became effective in 1995 and Phase II will take effect in the year 2000. Phase I requirements had minimal impact on the Company because of actions taken previously. Phase II requirements, together with separate ozone nonattainment provisions of the Federal Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which is not expected to materially impact rates. Since regulations by the EPA on NOx reductions needed to address the ozone nonattainment problem are not yet final, the rate impact is subject to change and will be reevaluated as needed.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Environmental Matters" for additional information regarding the Clean Air Act Amendments, including estimates of the cost of compliance, and for information concerning National Ambient Air Quality Standards established during 1997 by the EPA.


                                    OTHER

YEAR 2000 COMPUTER SOFTWARE AND HARDWARE ISSUES:     See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Year 2000 Computer Software and Hardware Issues" for information concerning efforts to examine and modify existing software application and operational programs and hardware that are date sensitive and may not be year 2000 compliant.

RESEARCH AND DEVELOPMENT:     Research and development expenditures by WE
amounted to $8,540,000 in 1997, $5,667,000 in 1996 and $7,460,000 in 1995.
Such expenditures were primarily for improvement of service and abatement of air and water pollution. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations. Included in the foregoing amounts, the WE gas operations paid approximately $932,000 in 1997, $1,045,000 in 1996 and $1,033,000 in 1995 for support of the Gas Research Institute ("GRI"). The GRI surcharge, currently assessed on all gas deliveries, is calculated on pipeline utilization.

EMPLOYEES:     At December 31, 1997, the following number of individuals were employed by WEC and its subsidiaries.

==============================================================================
                                   Full Time   Part Time    Total
                                   ---------   ---------    -----

         Utility (WE)                4,510        156       4,666
         Non-Utility                    78          3          81
                                     -----        ---       -----
         Total Employees (WEC)       4,588        159       4,747
                                     =====        ===       =====
==============================================================================

For information concerning expected employee additions at WE during 1998, see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters."



ITEM 2.  PROPERTIES

The principal properties of WEC and its subsidiaries are owned in fee except that the major portion of electric transmission and distribution lines and steam distribution mains and gas distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility plant is subject to the first mortgage lien.

UTILITY:     WE owns the following generating stations with 1997 capabilities as indicated.

==============================================================================
                                                            Dependable
                                         No. of            Capability In
                                       Generating          Megawatts (1)
                                        Units at     -----------------------
                                        December      August        December
 Name                       Fuel          1997         1997           1997
 ----                       ----       ----------    --------       --------
 Steam Plants
      Point Beach (2)       Nuclear         2          1,000           1,010
      Oak Creek             Coal            4          1,135           1,139
      Presque Isle (3)      Coal            9            617             617
      Pleasant Prairie      Coal            2          1,200           1,210
      Port Washington       Coal            4            326             327
      Valley                Coal            2            267             227
      Edgewater (4)         Coal            1            100             100
      Milwaukee County      Coal            3              9               9
                                           --          -----           -----
 Total Steam Plants                        27          4,654           4,639

 Hydro Plants (15 in number)(5)            37             63              67

 Germantown Combustion
  Turbines                  Oil             4            212             252
 Concord Combustion
  Turbines                  Gas/Oil         4            332             376
 Paris Combustion
  Turbines                  Gas/Oil         4            332             376
 Other Combustion
  Turbines & Diesel         Gas/Oil         6             59              75
                                           --          -----           -----
 Total System                              82          5,652           5,785
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

(2) Due to extended outages during 1997, Point Beach Units 1 and 2 were not in service during much of the summer of 1997. During the summer of 1997, WE replaced two low pressure turbines in Unit 1 which increased its dependable capability from 500 to 510 MW. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters."

(3) WE did not extend an existing operating agreement with UPPCo, a non-affiliated utility which had staffed and operated the Presque Isle Power Plant since WE acquired the plant at the end of 1987, when the agreement expired on December 31, 1997. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters" for additional information.

(4) WE has a 25% interest in Edgewater 5 Generating Unit, which is operated by WP&L, a non-affiliated utility.

(5) During 1997, WE sold the Weyauwega Hydroelectric Project.


At December 31, 1997, the electric transmission and distribution system had 2,855 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,699 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1997, WE was operating 21,875 pole miles of overhead distribution lines and 15,578 miles of underground distribution cable, as well as 354 distribution substations and 227,984 line transformers.

As of December 31, 1997, the gas distribution system includes approximately 7,410 miles of mains connected at 18 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America and Northern Natural Pipeline Company. WE has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dths per day. WE also has propane tanks for peaking purposes. These tanks will provide approximately 7,000 Dths of supply to the system.

At December 31, 1997, the combined steam system supplied by the Valley and Milwaukee County Power Plants consists of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

WE owns various office buildings and service centers throughout its service area.

NON-UTILITY:     WISPARK properties include the following commercial and
industrial parks in Wisconsin: LakeView, located near Kenosha; Grandview, in Racine County; RidgeView, in Pewaukee; and the industrial development of Westridge, in New Berlin. WISPARK also owns Gaslight Pointe, a residential and commercial complex located in Racine, Wisconsin and other properties located in WE's service territories that are held for future development. WISPARK also owns certain real estate property located outside of the State of Wisconsin.

WISVEST owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin.

Minergy owns a glass aggregate facility being constructed in Neenah, Wisconsin.

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

STEPHENSON BUILDING:     On September 21, 1994, Crown Life Insurance Company
sued WE in the United States District Court for the Eastern District of Wisconsin, seeking contribution and damages from WE under various federal and state claims for the costs of removing asbestos from boilers and piping in a building in downtown Milwaukee owned by Crown Life. WE sold that equipment and piping to a former building owner in 1970. In January 1998, WE and Crown Life Insurance Company settled this suit. Settlement of this suit was not significant.

ETSM PROPERTY/CITY OF WEST ALLIS:     Iron cyanide-bearing wastes, believed to
be MGP process wastes were found at two sites in West Allis, Wisconsin. One site is on property formerly owned by Kearney and Trecker, which was sold to others (including WE) prior to the discovery of wastes, and the other is the "Greenfield Avenue" site, owned by the City of West Allis. Several years ago, materials were removed from the "Kearney & Trecker" site, with WE and the other current owners paying for disposal of materials found on their respective portions of the site. Iron cyanide bearing wastes still remain on the "Greenfield Avenue" site.

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against WE, alleging that WE was responsible for the deposition of the material and liable to the plaintiffs. Investigations into the potential source of the waste lead WE to believe that it is not the source of this waste nor did WE place the material at these sites for others. The actual source of this material may be determined by the plaintiffs through their continuing investigative efforts.

WE has been named a defendant in a second action relating to the waste material at the Kearney and Trecker site. That action is a contract action brought by an environmental remediation contractor for payment for investigative work for Giddings and Lewis. Giddings and Lewis counterclaimed because of the nondiscovery of the material. The contractor has joined WE on a contribution theory.


                                 RATE MATTERS

WISCONSIN RETAIL JURISDICTION:     See Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters" for information concerning (1) rate orders issued by the PSCW for the 1996 and 1997 test years, (2) an interim rate order issued for the 1998 test year,
(3) Wisconsin's fuel cost adjustment procedure, (4) an interim fuel surcharge approved by the PSCW during 1997, (5) approval by the PSCW during 1997 for WE to defer certain excess non-fuel nuclear operation and maintenance costs, and
(6) Wisconsin's purchase gas adjustment mechanism.

MICHIGAN RETAIL ELECTRIC JURISDICTION:     See Item 7. Management's Discussion
and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters" for information concerning a rate order issued by the MPSC for the 1996 test year and Michigan's Power Supply Cost Recovery Clause.

WHOLESALE ELECTRIC JURISDICTION:     Some customers served under WE's
wholesale rates are subject to an automatic fuel adjustment provision to reflect varying fuel and purchased power costs.

FERC ORDER 636 TRANSITION COSTS:     As a result of FERC 636, pipeline
companies are no longer in the merchant business and are billing transition costs, such as gas supply realignment and stranded capacity costs, to their customers. The net remaining transition costs to be billed to WE are currently estimated to be less than $2.0 million for 1998 and decreasing thereafter. The PSCW is allowing local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism. See Item 1. Business - "Gas Operations - Gas Sales" for related information.


                                 OTHER MATTERS

POINT BEACH NUCLEAR PLANT:     See Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" for information concerning the DOE's breach of a contract with WE for failing to begin permanently removing spent nuclear fuel from Point Beach Nuclear Plant.

PITTSBURG & MIDWAY CASE:     In a matter brought before the FERC, WE filed an
initial brief in July 1993 supporting its right to retain coal reclamation costs collected through the wholesale fuel adjustment clause in 1986 that it believes were prudently incurred in a settlement with the Pittsburg & Midway Coal Mining Company. Of the total costs involved, the portion recovered through the wholesale fuel clause amounts to approximately $750,000. This filing was made in response to a FERC audit staff determination that WE should have applied for a waiver of the FERC's fuel clause regulations in order to attempt to pass through the wholesale portion of the settlement costs. On December 13, 1995, the administrative law judge issued an initial decision that WE was required to refund the portion of such costs collected from its wholesale customers. The administrative law judge's initial decision found in favor of WE with respect to the prudence of the administration of the coal contracts. The matter is pending before the full commission.

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

URANIUM ENRICHMENT CHARGES:     On February 9, 1995, WE and ten other
utilities filed an action in the U.S. Court of Federal Claims appealing the final decision of the USEC contracting officer in November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by WE totaled $3.3 million. On August 9, 1996, the U.S. Court of Federal Claims issued a decision dismissing the complaint in a companion case involving the same issues. On July 31, 1997, that decision was affirmed by the U.S. Court of Appeals for the Federal Circuit. On December 17, 1997, the Court of Federal Claims granted the government's motion for summary judgment and dismissed the utilities' complaint.

In a related matter, WE and six other utilities filed an action in the U.S. Court of Federal Claims on October 11, 1996 appealing the final decision of the DOE contracting officer in October 1995, which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between October 1, 1992 and June 30, 1993. The damages sought by WE total $1.3 million. On December 1, 1997, the government filed a motion for judgment on the pleadings based upon the decision of the Court of Appeals as discussed above. The matter is pending.

PERSONAL INJURY SUIT:     On October 1, 1994, a jury returned a $2.85 million
verdict against WN in a case in the Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On December 23, 1994, WN resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by WN's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of WN. On September 8, 1995, WN commenced an action for such indemnification in Milwaukee County Circuit Court, against the construction company and its insurers. On October 7, 1996, the Circuit Court for Milwaukee County granted WN's motion for summary judgment requiring such indemnification in the amount of $2.55 million plus costs. The defendants have appealed this decision to the Wisconsin Court of Appeals. The matter is pending.

THOR TECHNOLOGY LITIGATION:     In 1995, PSI Sales Inc. and Process Solutions,
Inc. brought suit against WITECH and one of its portfolio investment companies, Thor Technology Corporation, in Federal District Court for the Southern District of Alabama seeking compensatory damages of $3 million under a contract involving Thor Technology Corporation and an unspecified amount of punitive damages. In May 1996, the Complaint was amended to include WEC. The matter is scheduled for trial in April 1998.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:     On March 25, 1998,
Wisconsin International Electric Power, Ltd. ("WIEP") filed an action against WE in Milwaukee County Circuit Court alleging that WIEP and WE were parties to a joint venture to develop, build, operate and maintain an electric generating plant at Subic Bay in the Philippines involving certain equipment originally purchased by WE for a proposed cogeneration plant at Kimberly, Wisconsin. The complaint in the action alleges that WE breached duties allegedly owed to WIEP, causing damages to WIEP in an amount claimed to be at least $100 million. The matter is pending. WE intends to file an answer to the complaint denying liability and to present a vigorous defense.

STRAY VOLTAGE:     On July 11, 1996, the PSCW issued its final order regarding the stray voltage policies of Wisconsin's investor owned utilities. The PSCW order clarifies the definition of stray voltage, affirms the level at which utility action is required, and appropriately places some of the responsibility for this issue in the hands of the customer. Additionally, the order requires the establishment of a uniform stray voltage tariff which, when approved, will delineate utility responsibility and provide for the recovery of costs associated with unnecessary customer demanded services. It is anticipated that this action will be beneficial in WE's efforts to manage this controversial issue, and it is unlikely to have a significant impact on its financial position or results of operation.

In recent years, several actions have been commenced or claims made against WE for loss of milk production and other damages to their livestock allegedly caused by stray voltage resulting from the operation of its primary distribution system. At the present time, three such actions are pending. WE does not believe, however, that these or any other claims thus far made or threatened against WE by reason of stray voltage will result in any substantial liability on its part.

ELECTROMAGNETIC FIELDS:     Claims have been made or threatened against
electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields ("EMFs") associated with electric transmission and distribution lines.
Results of scientific studies conducted to date do not establish the existence of a causal connection between EMFs and any adverse health effects. WE believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against WE.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of WEC's nor WE's security holders during the fourth quarter of the fiscal year covered by this report.



                     EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages at December 31, 1997 and positions of the executive officers of WEC and of WE are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo (53):          Chairman of the Board, President and Chief
                                Executive Officer of WEC since 1991; Director of
                                WEC since 1988.  Chairman of the Board and Chief
                                Executive Officer of WE, a subsidiary of WEC, since 1990; Director of WE since 1989. Chairman of the Board and Chief Executive Officer of WN, a former subsidiary of WEC that was merged into WE on January 1, 1996, from 1990 through 1995;
                                Director of WN from 1989 through 1995.

Richard R. Grigg (49):          Vice President of WEC since 1995; Director of
                                WEC since 1995.  President and Chief Operating
                                Officer of WE since 1995; Chief Nuclear Officer,
                                December 1996 to March 1998; Group Executive and
                                Vice President, June to December 1994; Vice
                                President, 1990 to June 1994; Director of WE since 1994. President and Chief Operating
                                Officer of WN during 1995; Director of WN during
                                1995.

Calvin H. Baker (54):           Treasurer and Chief Financial Officer of WEC
                                since 1996.  Chief Financial Officer of WE since
                                1996; Vice President-Finance of WE since 1994;
                                Vice President-Marketing, 1992 through 1993.

Charles T. Govin, Jr. (51):     Vice President - Electric & Gas Operations of WE
                                since December 1996; Vice President - Gas
                                Operations from January to December 1996.  Vice
                                President of WN, September 1994 to December
                                1995; General Manager of WN during 1994 and
                                1995; Director of Administrative Services of WN,
                                1991 to 1993; Director of WN, June to December
                                1995.

Anne K. Klisurich (50):         Controller of WEC since 1995; Accounting Manager
                                of WEC, 1987 to 1994.  Controller of WE since
                                1994.  Assistant Corporate Secretary of WEC and
                                WE from July 1997 to March 1998.  Controller of
                                WN from 1994 through 1995.

Kristine M. Krause (43):        Vice President - Fossil Operations of WE since
                                1994; Manager of Valley Power Plant and Steam
                                Services, 1992 to 1994.

David K. Porter (54):           Senior Vice President of WE since 1989; Director
                                of WE since 1989.  Vice President of WN from
                                1989 through 1995; Director of WN from 1988 through 1995.

Kristine A. Rappe (41):         Vice President - Customer Services of WE since
                                1994; Regional Manager of Customer Operations -
                                Fox Valley Region, 1991 to 1994.

Michael B. Sellman (50):        Senior Vice President - Nuclear Power Business
                                Unit and Chief Nuclear Officer of WE since March
                                1998.  President, Maine Yankee Atomic Power
                                Company from February 1997 to March 1998; Vice
                                President - Waterford Nuclear Plant, Entergy
                                Arkansas, Inc. from February 1996 to February
                                1997; General Manager - River Bend Nuclear
                                Plant, Entergy Gulf States, Inc. from September
                                1993 to February 1996; General Manager -
                                Arkansas Nuclear One, Entergy Arkansas, Inc.
                                from February 1993 to September 1993.

Certain executive officers also hold offices in WEC's non-utility subsidiaries.



                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                        NUMBER OF COMMON STOCKHOLDERS

As of year-end 1997, based on the number of Wisconsin Energy Corporation stockholder accounts, there were 96,289 registered stockholders.


                       COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


                      DIVIDENDS AND COMMON STOCK PRICES

DIVIDEND POLICY OF WEC:     Cash dividends on WEC common stock, as declared by
the Board of Directors, are normally paid on or about the first day of March, June, September and December.

RANGE OF WEC COMMON STOCK PRICES AND DIVIDENDS:

============================================================================
                        1997              |               1996
------------------------------------------|---------------------------------
 Quarter      High      Low     Dividend  |     High      Low     Dividend
------------------------------------------|---------------------------------
 First      $27-7/8   $23-1/4    $ .38    |   $32       $27-1/4    $ .3675
 Second      25-5/8    23          .385   |    28-7/8    26          .38
 Third       26-1/4    23-1/2      .385   |    29-1/8    26-3/8      .38
 Fourth      29-1/16   24-1/8      .385   |    28-3/8    26-1/8      .38
                                 ------   |                        -------
 Year       $29-1/16  $23        $1.535   |   $32       $26        $1.5075
                                 ======   |                        =======
============================================================================

WE COMMON STOCK DIVIDENDS:     Cash dividends declared on Wisconsin Electric
Power Company's common stock during the two most recent fiscal years are set forth below. Dividends were paid to WE's sole common stockholder, WEC.

==============================================================================
          Quarter                         Total Dividend
          -------              ----------------------------------
                                   1997                  1996
                               ------------          ------------
          First                $ 80,726,000          $ 40,455,444
          Second                 44,322,000            42,478,000
          Third                  44,322,000            42,478,000
          Fourth                 44,322,000            42,478,000
                               ------------          ------------
          Total                $213,692,000          $167,889,444
                               ============          ============
==============================================================================



ITEM 6.  SELECTED FINANCIAL DATA

                                     WISCONSIN ENERGY CORPORATION
                                 CONSOLIDATED SELECTED FINANCIAL DATA

  ===============================================================================================
            Financial                     (Thousands of Dollars except for per share amounts)
  -----------------------------      ------------------------------------------------------------
  Year Ended December 31                1997         1996        1995        1994         1993
  ----------------------             ----------   ----------  ----------  ----------   ----------
  Net income                         $   60,716*  $  218,135  $  234,034  $  180,868** $  190,135
  Earnings per share of common
   stock ($; basic and diluted)            0.54*        1.97        2.13        1.67**       1.80
  Dividends per share
   of common stock ($)                    1.535       1.5075       1.455     1.39625      1.34125

  Operating revenues
   Electric                          $1,412,115   $1,393,270  $1,437,480  $1,403,562   $1,347,844
   Gas                                  355,172      364,875     318,262     324,349      331,301
   Steam                                 22,315       15,675      14,742      14,281       14,090
                                     ----------   ----------  ----------  ----------   ----------
  Total operating revenues           $1,789,602   $1,773,820  $1,770,484  $1,742,192   $1,693,235
                                     ==========   ==========  ==========  ==========   ==========
  At December 31
   Total assets                      $5,037,684   $4,810,838  $4,560,735  $4,408,259   $4,270,592
   Long-term debt and preferred
    stock - redemption required      $1,532,405   $1,416,067  $1,367,644  $1,283,686   $1,300,781
  -----------------------------------------------------------------------------------------------
  Sales and Customers - Utility         1997         1996        1995        1994         1993
  -----------------------------      ----------   ----------  ----------  ----------   ----------
  Electric
   Megawatt-hours sold               27,671,946   27,560,428  27,283,869  26,911,363   25,685,436
   Customers (end of year)              978,835      968,735     955,616     944,855      932,285

  Gas
   Therms delivered (Thousands)         983,676      936,894     886,729     811,219      809,348
   Customers (end of year)              376,732      367,275     357,030     347,080      336,571

  Steam
   Pounds sold (Millions)                 3,161        2,705       2,532       2,395        2,376
   Customers (end of year)                  474          465         473         471          459
  ===============================================================================================

                                 CONSOLIDATED QUARTERLY FINANCIAL DATA

  ===============================================================================================
                                              (Thousands of Dollars except for per share amounts)
                                              ---------------------------------------------------
                                                      March                         June
  Three Months Ended                             1997        1996            1997*         1996
  ------------------                          ---------   ---------        ---------    ---------
  Total operating revenues                    $ 510,383   $ 495,457        $ 403,214    $ 401,686
  Operating income                               65,637      85,145           31,716       68,382
  Net income                                     45,069      62,804          (10,632)      45,554
  Earnings per share of common
   stock ($; basic and diluted)                    0.40        0.57            (0.09)        0.41
  -----------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------
                                                    September                      December
  Three Months Ended                             1997        1996            1997*         1996
  ------------------                          ---------   ---------        ---------    ---------
  Total operating revenues                    $ 400,614   $ 398,801        $ 475,391    $ 477,876
  Operating income                               46,441      76,693           55,665       75,624
  Net income                                     23,975      53,430            2,304       56,347
  Earnings per share of common
   stock ($; basic and diluted)                    0.21        0.48             0.02         0.51
  ===============================================================================================

  Quarterly results of operations are not directly comparable because of seasonal and other factors.
  See Management's Discussion and Analysis of Financial Condition and Results of Operations.

  *  Includes May 1997 nonrecurring $30.7 million charge ($18.8 million net of tax or $.17 per share)
     to write-off deferred merger costs related to the terminated merger agreement with Northern States
     Power Company and December 1997 $30.0 million write-down ($.16 per share) of equipment purchased for the Kimberly Cogeneration Project.

  ** Includes 1994 nonrecurring $73.9 million charge ($45 million net of tax or $.42 per share) for Wisconsin
     Electric Power Company's restructuring program.



ITEM 6. SELECTED FINANCIAL DATA - (cont'd)

                                  WISCONSIN ELECTRIC POWER COMPANY *

                                       SELECTED FINANCIAL DATA

================================================================================================
          Financial                                    (Thousands of Dollars)
-----------------------------     --------------------------------------------------------------
Year Ended December 31               1997          1996        1995        1994          1993
----------------------            ----------    ----------  ----------  ----------    ----------
Earnings available
 for common stockholder           $   69,412**  $  210,112  $  239,465  $  180,403*** $  187,703

Operating revenues
 Electric                         $1,412,115    $1,393,270  $1,437,480  $1,403,562    $1,347,844
 Gas                                 355,172       364,875     318,262     324,349       331,301
 Steam                                22,315        15,675      14,742      14,281        14,090
                                  ----------    ----------  ----------  ----------    ----------
Total operating revenues          $1,789,602    $1,773,820  $1,770,484  $1,742,192    $1,693,235
                                  ==========    ==========  ==========  ==========    ==========
At December 31
 Total assets                     $4,667,840    $4,507,160  $4,318,924  $4,202,193    $4,078,973
 Long-term debt and preferred
  stock - redemption required     $1,448,558    $1,371,446  $1,325,169  $1,257,776    $1,274,476
================================================================================================

                                       QUARTERLY FINANCIAL DATA

===============================================================================================
                                                             (Thousands of Dollars)
                                                -----------------------------------------------
                                                        March                     June
Three Months Ended                                 1997        1996         1997**       1996
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 510,383   $ 495,457     $ 403,214   $ 401,686
Operating income                                   65,637      85,145        31,716      68,382
Earnings available
 for common stockholder                            43,386      61,703        (6,353)     44,906
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                      September                  December
Three Months Ended                                 1997        1996         1997**       1996
------------------                              ---------   ---------     ---------   ---------
Total operating revenues                        $ 400,614   $ 398,801     $ 475,391   $ 477,876
Operating income                                   46,441      76,693        55,665      75,624
Earnings available
 for common stockholder                            22,321      52,392        10,058      51,111
===============================================================================================

Quarterly results of operations are not directly comparable because of seasonal and other factors.
See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Earnings and dividends per share are not provided as all of Wisconsin Electric Power Company's common stock is held by Wisconsin Energy Corporation.

*   Where applicable, prior year financial and statistical information has been restated to include Wisconsin Natural Gas Company at historical values.

**  Includes May 1997 nonrecurring $21.9 million charge ($13.2 million net of tax) to write-off deferred merger costs related to the terminated merger agreement with Northern States Power
    Company and December 1997 $30.0 million write-down of equipment purchased for the Kimberly
    Cogeneration Project.

*** Includes 1994 nonrecurring $73.9 million charge ($45 million net of tax) for Wisconsin Electric
    Power Company's restructuring program.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of December 31, 1997, approximately 93% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

WISCONSIN NATURAL GAS COMPANY:     On January 1, 1996, WEC merged its natural
gas utility subsidiary, Wisconsin Natural Gas Company ("WN"), into WE to form a single combined utility subsidiary. The accounting treatment for this merger was similar to that which would result from a pooling of interests. Where applicable, references to WE include WN's gas operations prior to the merger.

CAUTIONARY FACTORS:     A number of forward-looking statements are included in
this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the items described below under "Factors Affecting Results of Operations" and under "Cautionary Factors."


                             RESULTS OF OPERATIONS

See "Note L - Information By Segments of Business" in the Notes To Financial Statements for additional information related to WEC's and WE's results of operations.


EARNINGS

1997 COMPARED TO 1996:     Compared to 1996's consolidated net income of
$218 million and earnings per share of $1.97, WEC's consolidated net income and earnings per share were $61 million and $0.54 per share, respectively, during 1997. WE's earnings decreased from $210 million in 1996 to $69 million in 1997. As described below, 1997 earnings decreased primarily due to
(1) significantly higher fuel and purchased power expenses, (2) increased other operation and maintenance expenses, (3) higher depreciation expense,
(4) a write-off in the second quarter of 1997 of deferred costs related to WEC's terminated merger agreement with Northern States Power Company, a Minnesota corporation ("NSP"), (5) an impairment charge in the fourth quarter of 1997 for the write-down to fair value of WE's Kimberly cogeneration equipment, and (6) retail electric and gas rate decreases that became effective in February 1997.

1996 COMPARED TO 1995:     WEC's consolidated net income and earnings per
share of common stock decreased in 1996 compared to 1995. WEC's consolidated net income and earnings per share were $234 million and $2.13 per share, respectively, during 1995. During 1996, WE's earnings decreased $29 million from $239 million in 1995. As described below, WEC's and WE's 1996 earnings decreased primarily because 1996 retail electric and gas rate decreases more than offset the favorable impact of increases in electric sales and gas deliveries and decreases in certain operating expenses.


ELECTRIC REVENUES, GROSS MARGINS AND SALES

The table that follows summarizes electric operating revenues, gross margins, megawatt-hour sales and average electric customers for each of the three years ended December 31, 1997.

  =========================================================================================================
                                                                    % Change                      % Change
                                                                      1996                          1995
  Electric Operations                   1997             1996        to 1997           1995        to 1996
  ------------------------------     ----------       ----------    ---------       ----------    ---------
  Electric Gross Margin ($000's)
    Operating Revenues
      Residential                    $  487,219       $  494,142      (1.4%)        $  507,416      (2.6%)
      Small Commercial/Industrial       430,193          421,511       2.1%            423,039      (0.4%)
      Large Commercial/Industrial       402,684          383,047       5.1%            401,794      (4.7%)
      Other-Retail/Municipal             55,246           56,318      (1.9%)            69,318     (18.8%)
      Resale-Utilities                   24,538           26,372      (7.0%)            24,811       6.3%
      Other Operating Revenues           12,235           11,880       3.0%             11,102       7.0%
                                     ----------       ----------                    ----------
    Total Operating Revenues          1,412,115        1,393,270       1.4%          1,437,480      (3.1%)
    Fuel & Purchased Power
      Fuel                              311,966          295,651       5.5%            303,553      (2.6%)
      Purchased Power                   132,689           36,216     266.4%             41,834     (13.4%)
                                     ----------       ----------                    ----------
    Total Fuel & Purchased Power        444,655          331,867      34.0%            345,387      (3.9%)
                                     ----------       ----------                    ----------
  Gross Margin                       $  967,460       $1,061,403      (8.9%)        $1,092,093      (2.8%)
                                     ==========       ==========                    ==========
  Sales (Mwh)
    Residential                       6,863,569        6,998,769      (1.9%)         7,042,691      (0.6%)
    Small Commercial/Industrial       7,433,087        7,204,694       3.2%          7,047,277       2.2%
    Large Commercial/Industrial      11,021,476       10,785,505       2.2%         10,639,782       1.4%
    Other-Retail/Municipal            1,412,623        1,476,999      (4.4%)         1,550,937      (4.8%)
    Resale-Utilities                    941,191        1,094,461     (14.0%)         1,003,182       9.1%
                                     ----------       ----------                    ----------
  Total Electric Sales               27,671,946       27,560,428       0.4%         27,283,869       1.0%
                                     ==========       ==========                    ==========
  Average Customers
    Residential                         876,776          867,917       1.0%            857,924       1.2%
    Small Commercial/Industrial          93,259           91,565       1.9%             90,386       1.3%
    Large Commercial/Industrial             714              706       1.1%                679       4.0%
    Other-Retail/Municipal                1,811            1,812       0.0%              1,809       0.2%
    Resale-Utilities                         33               20      65.0%                 12      66.7%
                                     ----------       ----------                    ----------
  Total Average Customers               972,593          962,020       1.1%            950,810       1.2%
                                     ==========       ==========                    ==========
  =========================================================================================================

1997 COMPARED TO 1996:     Primarily due to a fuel surcharge in WE's Wisconsin
electric retail jurisdiction, effective May 24, 1997, total electric operating revenues increased by $18.8 million during 1997 compared to 1996. Revenues from the fuel surcharge offset the impact on electric operating revenues of a Wisconsin retail electric rate decrease, effective February 18, 1997, of $7.4 million or 0.6% on an annualized basis.

The gross margin on electric operating revenues (total electric operating revenues less fuel and purchased power expenses) decreased by $93.9 million primarily due to significantly higher fuel and purchased power expenses during 1997. Fuel and purchased power expenses increased by $112.8 million during 1997 compared to 1996 as a result of (1) ongoing extended outages at Point Beach Nuclear Plant ("Point Beach"), (2) an extended maintenance outage at Oak Creek Power Plant ("Oak Creek") that was concluded in June 1997, (3) delayed commercial operation of contractual generating capacity from LSP-Whitewater Limited Partnership ("LS Power"), and (4) higher costs per megawatt-hour of power purchases due to regional generation outages. During 1997, WE replaced its lost generating capacity with higher cost generation and with a 218% increase in megawatt-hours of power purchases. Partially offsetting the increased 1997 fuel and purchased power expenses, WE recorded $24.1 million of revenues as a result of the fuel surcharge: $15.1 million of 1997 collections and an additional $9.3 million accrued in December 1997 that are expected to be recovered during the first quarter of 1998. For further information concerning the 1997 fuel surcharge and the extended outages at Point Beach, see "Rates and Regulatory Matters" and "Nuclear Matters," respectively, below under "Factors Affecting Results of Operations."

Total electric sales increased by 111,000 megawatt-hours ("Mwh") during 1997 compared to 1996. Increased 1997 sales to small commercial/industrial and to large commercial/industrial customers were offset by decreased sales to customers in the residential, the other-retail/municipal and the resale-utilities customer classes.

Total 1997 electric sales were positively impacted by growth in the number of customers in the residential, the small commercial/industrial and especially in the large commercial/industrial customer classes and by increased use per customer by small and by large commercial/industrial customers. Cooler weather during the summer of 1997 compared to the summer of 1996, however, primarily contributed to lower use per residential customer and to the decrease in 1997 residential electric sales. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest retail electric customers, decreased by 5.4% to 2,242,000 Mwh in 1997 compared to 2,369,000 Mwh in 1996. Excluding the Mines, total electric sales increased 1.0% and sales to the remaining large commercial/industrial customers increased 4.3% between the comparative periods.

1997 sales in the other-retail/municipal customer class decreased compared to 1996 primarily due to the continued phase out in 1997 of firm requirements contracts totaling 12.5 megawatts ("MW") with two wholesale customers and a reduction of 30 MW in contractual requirements nominations during 1997 by Wisconsin Public Power Inc. ("WPPI"), WE's largest municipal wholesale customer. This customer has been reducing its purchases from WE over the past few years subsequent to acquiring generating capacity and expanding use of its existing generating facilities. Sales for resale to other utilities, the resale-utilities customer class, decreased primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages mentioned above.

1996 COMPARED TO 1995:     Primarily as a result of annualized retail electric
rate decreases, effective January 1, 1996, of $33.4 million or 2.8% in Wisconsin and $1.1 million or 3.3% in Michigan, total electric operating revenues decreased by $44.2 million during 1996 compared to 1995. Also contributing to the 1996 decrease in electric operating revenues were the effects of renegotiated contracts with various wholesale customers and with the Mines, as well as continued reductions in sales to WE's largest municipal and utility wholesale customers. The renegotiated wholesale and mine contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. An increase in total 1996 electric kilowatt-hour sales was not sufficient to offset the impact on electric operating revenues of the rate decreases, the renegotiated contracts and the reduced sales to the wholesale customers.

Between the comparative periods, the gross margin on electric operating revenues decreased by $30.7 million. The lower 1996 electric operating revenues more than offset lower net 1996 fuel and purchased power expenses. Fuel expenses declined in 1996 primarily due to lower average coal costs per ton consumed. Between the comparative periods, purchased power expense decreased as WE substituted lower cost generation for power purchases.

Residential sales declined during 1996 compared to 1995 because an increase in the average number of residential customers during 1996 was more than offset by a decrease in the average electric usage per residential customer as a result of cooler weather during the summer of 1996. Small commercial/ industrial sales increased during 1996 compared to 1995 as a result of a 1996 increase in the average number of small commercial/industrial customers. Electric energy sales to the Mines increased by 3.2% or 73,000 Mwh in 1996 from 2,296,000 Mwh in 1995. Excluding the Mines, total electric sales increased 0.8% and sales to the remaining large commercial/industrial customers increased 0.9% between the comparative periods.

Sales to the other-retail/municipal customer class decreased in 1996 compared to 1995 largely due to ongoing reductions in sales to WPPI as noted above. Sales of electric energy to other utilities (the resale-utilities customer class), representing 4.0% of total 1996 electric energy sales, increased in 1996 in part due to increased availability during 1996 of WE's lowest cost generating units and in part due to greater native load demand as a result of the hot weather during the summer of 1995. These factors allowed for higher comparative opportunity sales by WE to other utilities in 1996. During 1996, a continued reduction in purchases of electricity by Upper Peninsula Power Company, an independent investor-owned utility, somewhat offset the increase in resale sales to other utilities during 1996. WE expects this customer to significantly reduce its purchases of electric energy from WE when a 65 MW agreement with WE expires at the end of 1997.


GAS REVENUES, GROSS MARGINS AND THERM DELIVERIES

The table that follows summarizes gas operating revenues, gross margins, therm deliveries and average gas customers for each of the three years ended December 31, 1997.

  =========================================================================================================
                                                                    % Change                      % Change
                                                                      1996                          1995
  Gas Operations                          1997           1996        to 1997           1995        to 1996
  ------------------------------       ----------     ----------    ---------       ----------    ---------
  Gas Gross Margin ($000's)
    Operating Revenues
      Residential                      $  221,968     $  218,811       1.4%         $  194,226      12.7%
      Commercial/Industrial               113,609        108,100       5.1%             94,482      14.4%
      Interruptible                         8,970         11,531     (22.2%)             7,712      49.5%
      Interdepartmental                     3,096          3,050       1.5%              5,052     (39.6%)
                                       ----------     ----------                    ----------
        Total Gas Sales                   347,643        341,492       1.8%            301,472      13.3%
      Transported Customer Owned Gas       11,295         11,006       2.6%             12,161      (9.5%)
      Transported - Interdepartmental       2,105            725     190.3%                782      (7.3%)
      Other Operating Revenues             (5,871)        11,652    (150.4%)             3,847     202.9%
                                       ----------     ----------                    ----------
    Total Operating Revenues              355,172        364,875      (2.7%)           318,262      14.6%
    Cost of Gas Sold                      233,877        234,254      (0.2%)           188,764      24.1%
                                       ----------     ----------                    ----------
  Gross Margin                         $  121,295     $  130,621      (7.1%)        $  129,498       0.9%
                                       ==========     ==========                    ==========
  Therms Delivered (000's)
    Residential                           347,859        371,990      (6.5%)           345,140       7.8%
    Commercial/Industrial                 211,453        225,169      (6.1%)           207,358       8.6%
    Interruptible                          24,532         35,869     (31.6%)            29,397      22.0%
    Interdepartmental                       9,696         11,280     (14.0%)            21,250     (46.9%)
                                       ----------     ----------                    ----------
      Total Gas Sales                     593,540        644,308      (7.9%)           603,145       6.8%
    Transported Customer Owned Gas        313,466        268,163      16.9%            261,361       2.6%
    Transported - Interdepartmental        76,670         24,423     213.9%             22,223       9.9%
                                       ----------     ----------                    ----------
  Total Gas Delivered                     983,676        936,894       5.0%            886,729       5.7%
                                       ==========     ==========                    ==========
  Average Customers
    Residential                           339,002        330,153       2.7%            321,643       2.7%
    Commercial/Industrial                  30,594         29,936       2.2%             29,230       2.4%
    Interruptible                             170            190     (10.5%)               203      (6.4%)
    Interdepartmental                           2              4     (50.0%)              -           -
                                       ----------     ----------                    ----------
      Total Sales Customers               369,768        360,283       2.6%            351,076       2.6%
    Transportation                            254            230      10.4%                209      10.1%
    Transportation - Interdepartmental          5              4      25.0%                  6     (33.3%)
                                       ----------     ----------                    ----------
  Total Average Customers                 370,027        360,517       2.6%            351,291       2.6%
                                       ==========     ==========                    ==========
  =========================================================================================================

1997 COMPARED TO 1996:     Total gas operating revenues decreased by
$9.7 million during 1997 compared to 1996. The gross margin on gas operating revenues (total gas operating revenues less cost of gas sold) decreased by $9.3 million between the comparative periods. Total gas operating revenues and gross margin declined primarily due to an annualized gas retail rate decrease, effective February 18, 1997, of $6.4 million or 2.0% and to decreased therm deliveries to residential and commercial/industrial customers. These customers are more sensitive to weather variations as a result of heating requirements and contribute higher margins to earnings than other customer classes. Other operating revenues reflect adjustments for over and under collection of gas costs included in operating revenues from gas sales.

Cost of gas sold was unchanged between the comparative periods. An 8.4% increase in 1997 in the per unit cost of purchased gas was offset by a 7.9% decrease in total gas purchases during 1997. WE arranges for its own gas supply contracts with terms of various lengths. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin. See "Rates and Regulatory Matters" below in "Factors Affecting Results of Operations" for additional information concerning the purchased gas adjustment mechanism.

Total natural gas therm deliveries increased by 46,782,000 therms in 1997 compared to 1996. Decreased deliveries to the residential, the commercial/ industrial and the interruptible customer classes during 1997 were more than offset by increased interdepartmental deliveries to WE-owned gas-fired generating facilities and increased deliveries of transported - customer owned gas.

Despite an increase in the average number of residential and commercial/ industrial customers during 1997 compared to 1996, deliveries to these two customer classes decreased between the comparative periods primarily due to warmer weather during the 1997 heating seasons compared to the same periods during 1996. Therm deliveries to interruptible customers decreased during 1997 compared to 1996 due to a decrease in the average number of interruptible customers and in the average therm use per interruptible customer during 1997.

Deliveries of transported - customer owned gas increased by 45,303,000 therms during 1997 compared to 1996 due to an increase in the average number of transport customers and to an increase in the average therm use per transport customer. During 1997, a number of sales customers switched to become transportation customers. Also, increased deliveries of transported - customer owned gas in 1997 reflect start-up of commercial operations of LS Power's gas-fired cogeneration facility, located within WE's gas service territory, in September 1997.

WE delivers natural gas to WE generating facilities, including the Concord and Paris Generating Stations ("Concord" and "Paris"), at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Due to the Point Beach and Oak Creek outages noted above, WE substituted generation at Concord and Paris, natural gas-fired peak generating plants, resulting in a 142% or 50,663,000 therm increase in total 1997 interdepartmental deliveries compared to 1996. Excluding interdepartmental deliveries, total 1997 therm deliveries decreased 0.8% compared to 1996.

1996 COMPARED TO 1995:     Despite an annualized $8.3 million or 2.6%
Wisconsin retail gas rate decrease, effective January 1, 1996, total gas operating revenues increased by $46.6 million and the gross margin on gas operating revenues increased by $1.1 million during 1996 compared to 1995. An increase in total therm deliveries during 1996 more than offset the impact of the rate decrease on gas operating revenues and on gross margin.

Gross margin was higher in 1996 because the increased therm deliveries were primarily to residential and commercial customers, who contribute higher margins to earnings than other customer classes. The cost of gas sold increased in 1996 compared to 1995 due to a higher 1996 per unit cost of purchased gas and to a higher volume of gas purchases in 1996. Changes in the cost of natural gas do not affect gross margin.

Total natural gas therm deliveries increased by 50,165,000 therms in 1996 compared to 1995. Residential and commercial/industrial sales increased in 1996 in part due to colder weather during the 1996 heating seasons and in part due to an increase in 1996 in the average number of customers in these two customer classes.

Total interdepartmental therm deliveries decreased 17.9% or by 7,770,000 therms during 1996 compared to 1995. These therm deliveries to WE electric generating facilities, primarily Concord and Paris, decreased in 1996 as a result of the significantly cooler summer weather in 1996 compared to 1995 discussed above in "Electric Revenues, Gross Margins and Sales." Excluding interdepartmental deliveries, total 1996 therm deliveries increased 6.9% compared to 1995.

For further information concerning WE's 1996 and 1997 rate orders, see "Rates and Regulatory Matters" below under "Factors Affecting Results of Operations."


OPERATING EXPENSES

1997 COMPARED TO 1996:     During 1997, other operation and maintenance
expenses increased 9.6% or by $47.6 million compared to 1996, including a $33.3 million increase in non-fuel nuclear expenses, an $8.1 million increase in transmission system expenses and a $10.8 million increase in administrative and general expenses. Non-fuel nuclear expenses increased during 1997 due to extended and unscheduled generating unit outages at Point Beach and due to efforts by WE's nuclear operations to strengthen plant performance and address concerns identified by the United States Nuclear Regulatory Commission ("NRC"). During 1997, transmission expenses increased due to significantly higher 1997 power purchases, and administrative and general expenses increased primarily due to higher salaries and outside services employed. An
$11.3 million decrease in customer service expenses during 1997, primarily due to reduced conservation expenses, partially offset the higher 1997 other operation and maintenance expenses. Depreciation expense increased 17.2% or by $35.0 million between the comparative periods primarily due to higher depreciable plant balances in 1997 and to higher depreciation rates included in the PSCW's 1997 rate order. Total operating income taxes decreased 54.4% or by $68.8 million in 1997 as a result of lower taxable income.

As of December 31, 1997, WE has deferred $18 million of nuclear non-fuel operation and maintenance costs under authority granted by the PSCW in July 1997. The PSCW has not yet decided how these costs will be treated for rate making purposes. For further information concerning WE's deferred nuclear non-fuel operation and maintenance costs, see "Note F - Nuclear Operations" in the Notes to Financial Statements.

1996 COMPARED TO 1995:     During 1996, other operation expenses decreased
0.9% or by $3.7 million compared to 1995, primarily due to lower capitalized conservation, property insurance and pension and benefit expenses, partially offset by increased uncollectible expenses. Maintenance expense decreased 8.3% or by $9.4 million in 1996 compared to 1995, primarily as a result of a decrease in costs associated with maintenance of WE's fossil power plants. WE attributes the decrease in maintenance to an extended outage at WE's Pleasant Prairie Power Plant ("Pleasant Prairie") in 1995 as well as to continued efforts to reduce operating and maintenance costs. Depreciation expense increased 10.3% or by $18.9 million between the same comparative periods primarily due to increased nuclear decommissioning expenses and to a lesser extent to higher depreciable plant balances in 1996. During 1996, operating taxes other than income taxes increased 4.1% or by $3.1 million compared to 1995 due to tax adjustments related to prior periods. Total operating income taxes decreased 10.2% or by $14.4 million in 1996 compared to 1995 as a result of lower taxable income.


OTHER ITEMS

1997 COMPARED TO 1996:     In the second quarter of 1997, WEC recorded a
$30.7 million charge ($18.8 million net of tax or approximately 17 cents per share) to write off deferred merger costs related to the terminated merger agreement with NSP, of which approximately $21.9 million was attributable to WE. During 1997, WEC also recorded $1.3 million of merger expenses related to the pending acquisition by WEC of ESELCO, Inc. For further information concerning the terminated merger with NSP and the pending acquisition of ESELCO, Inc., see "Note B - Mergers" in the Notes to Financial Statements.

Compared to 1996, WEC's miscellaneous net other income and deductions decreased $45 million during 1997 of which $33.9 million was attributable to WE. Based upon the results of a discounted cash flow analysis for a pending project that would utilize WE's Kimberly cogeneration equipment, WE recorded a $30.0 million impairment charge ($18.4 million net of tax or 16 cents per share) in December 1997 for the equipment. For further information concerning the Kimberly cogeneration equipment, see "Note M -Commitments and Contingencies" in the Notes to Financial Statements. During 1997, miscellaneous net other income and deductions also decreased due to increased 1997 charitable contributions by WE and due to fair market valuation adjustments of non-utility investments.

Interest income increased 34.8% or by $6.3 million during 1997 compared to 1996 primarily due to increased earnings on WE's decommissioning trust fund. Interest charges on long-term debt increased 6.9% or by $7.1 million between the comparative periods as a result of increased average outstanding long-term debt, primarily at WE, during 1997.

1996 COMPARED TO 1995:     Excluding the annual $10.9 million impact of a 1996
change in accounting for capitalized conservation expenditures at WE, miscellaneous net other income and deductions increased $14.9 million in 1996 compared to 1995. The change in accounting more than offset a 1996 increase in non-utility miscellaneous net other income and deductions of $13.4 million compared to 1995. This $13.4 million increase was primarily due to fair market valuation adjustments of non-utility investments and the gain recorded on sales of non-utility property and investments.

Other interest charges decreased by $5.0 million in 1996 compared to 1995 due to lower average outstanding short-term debt balances during 1996, primarily at WE.


                   FACTORS AFFECTING RESULTS OF OPERATIONS

MERGERS

NORTHERN STATES POWER COMPANY:     On May 16, 1997, the Boards of Directors of
WEC and NSP agreed to terminate the Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation. As a result, WEC recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to WE.

ESELCO, INC.:     On May 13, 1997, WEC and ESELCO, Inc., parent company of
Edison Sault Electric Company ("Edison Sault"), entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. During 1997, WEC recorded
$1.3 million of related merger expenses. WEC expects to complete the proposed acquisition as soon as practicable during 1998 upon receipt of all appropriate regulatory approvals and upon fulfillment of other customary conditions. For additional information concerning the proposed acquisition, see "Electric Sales and Gas Deliveries Outlook" below. Unless otherwise noted, information and descriptions contained in this document do not consider the impact of the proposed acquisition of ESELCO, Inc.

For further information concerning the terminated merger with NSP and the pending acquisition of ESELCO, Inc., see "Note B - Mergers" in the Notes to Financial Statements.


NUCLEAR MATTERS

POINT BEACH NUCLEAR PLANT:     WE operates two approximately 500 megawatt
electric generating units at Point Beach. During 1997, 1996 and 1995, Point Beach provided 6%, 24% and 25% of WE's net electric energy supply, respectively. The NRC licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

On January 27, 1997, the NRC notified WE of a declining trend in performance at Point Beach. The NRC issues trend letters to provide early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. During 1997, WE undertook a comprehensive effort to address NRC concerns and to take advantage of industry best practices to further strengthen performance at the plant. On January 21, 1998, the NRC rescinded its declining trend letter and informed WE "that the corrective actions [being taken by WE] have been effective in addressing [the NRC's] concerns and that the adverse trends in performance at Point Beach have been arrested."

WE returned Point Beach Unit 2 to service in August 1997 following an extended outage that began in October 1996 to replace the unit's steam generators.
Unit 2 was taken out of service from mid-November 1997 through early February 1998 and has experienced several other unplanned shutdowns in the past six months to address various equipment issues. WE plans to begin its first 18-month fuel cycle with Unit 2's September 1998 refueling outage. For additional information concerning the Unit 2 steam generator replacement, see "Investing Activities" below in "Liquidity and Capital Resources."

Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. WE decided to keep Unit 1 out of service to allow Point Beach staff to focus their attention on the work necessary to bring Unit 2 back to service. During the summer of 1997, WE replaced two low pressure turbines in Unit 1 which increased its dependable generating capability from 500 to 510 megawatts. WE returned Unit 1 to service from December 1997 through mid-February 1998, when it began a scheduled refueling outage that is expected to be completed in May 1998.

Additional unplanned shutdowns of Units 1 or 2 may be necessary as WE continues to thoroughly review facility design, to improve adherence to NRC requirements, and to complete regulatory commitments. WE expects the reliability of the units to improve toward historical levels as these efforts progress. Projected fuel costs, filed by WE with the PSCW as part of the 1998 Test Year data, reflect anticipated lower availability of Point Beach during this period of time. For additional information concerning the 1998 Test Year, see "Rates and Regulatory Matters" below.

In early October 1996, the NRC requested all nuclear reactor licensees in the United States to describe the processes used to ensure the adequacy and integrity of the licensees' design bases for their plants and to ensure the plants continue to be operated and maintained in accordance with the design bases. WE responded to the NRC in February 1997. Currently, the NRC is performing engineering inspections of various nuclear generating stations in the United States, with a focus on design and design basis. The NRC may perform such an inspection of Point Beach in the future but has not scheduled one to date.

See "Note F - Nuclear Operations" in the Notes to Financial Statements for information concerning WE's deferral during 1997 of approximately $18 million of nuclear non-fuel O&M costs in excess of those included in 1997 rates.

SPENT FUEL STORAGE AND DISPOSAL:     WE currently has sufficient space in the
spent fuel pool at Point Beach to complete the fall 1998 Unit 2 and spring 1999 Unit 1 refueling outages before the pool is full in its current configuration. In response to reduced spent fuel pool storage capacity, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent fuel at Point Beach. The PSCW has authorized WE to load up to 12 casks with spent fuel and transfer the casks to the ISFSI. To date, WE has loaded two such casks and currently has two additional casks available for loading at Point Beach. WE estimates that, with implementation of 18-month fuel cycles, the remaining 10 authorized casks, and the remaining space in the spent fuel pool in its current configuration, it has sufficient temporary storage to complete the scheduled fall 2003 Unit 1 refueling outage.

As a result of the ignition of hydrogen gas during welding operations associated with loading a third cask at Point Beach in May 1996, WE discontinued cask loading until plans to prevent recurrence of such an event were developed and accepted by the NRC and until such plans are implemented. In September 1997, the NRC formally accepted WE's corrective actions and closed a confirmatory action letter concerning the hydrogen gas ignition which had halted cask loading.

In May 1997, the NRC sent WE another confirmatory action letter regarding concerns about the welding process for the casks being used at Point Beach as well as at two unaffiliated utilities. The letter prohibits the loading of additional casks until modified welding procedures are accepted by the NRC.
In August 1997, WE submitted a response to the NRC describing modifications to the welding procedures which address the NRC's concerns and documenting the conclusion that the two casks already loaded with spent fuel at Point Beach have not experienced weld problems. The NRC has since required that WE and the other users develop an ultrasonic inspection technique for the lid welds prior to lifting the May 1997 confirmatory action letter. WE expects to qualify this inspection technique by May 1998. WE hopes to be able to resume cask loading and to load two additional casks with spent fuel during the summer of 1998. WE is also evaluating alternative on-site temporary spent fuel storage options.

Temporary spent fuel storage alternatives are necessary at Point Beach until the United States Department of Energy ("DOE") takes ownership of and permanently removes the spent fuel under a contract with WE mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 ("Waste Act"). The DOE has indicated that it does not expect a permanent spent fuel repository to be available until at least 2010. In July 1996, the United States Court of Appeals for the District of Colombia circuit ("D.C. Appeals Court") ruled that the DOE had an unconditional obligation under the Waste Act to begin accepting spent fuel by January 31, 1998. However, in December 1996, the DOE notified owners of commercial nuclear plants that it would not be able to meet its statutory obligation. In November 1997, the D.C. Appeals Court ruled that utilities should seek damages per the provisions of the standard contract.
The DOE has indicated that it intends to pay such damages out of the Nuclear Waste Fund ("Waste Fund") and then simply offset such payments by increasing fees paid into the Waste Fund by the contracting utilities for construction of a permanent spent fuel repository. In January 1998, the DOE denied a petition of 27 utilities, including WE, to suspend and place in escrow future payments to the Waste Fund until the DOE complies with its reciprocal obligation to dispose of spent fuel. On January 31, 1998, the DOE breached its contract with WE by failing to begin removing spent fuel from Point Beach. In February 1998, WE joined other utilities in a motion to enforce the mandate of the D.C. Appeals Court in which the utilities seek an order (1) compelling the DOE to submit a detailed program for disposing of spent fuel from utilities,
(2) declaring that the utilities are relieved of their obligation to pay fees into the Waste Fund and are authorized to place such fees into escrow until the DOE commences with disposing of the spent fuel pursuant to its obligations under the Waste Act, and (3) precluding the DOE from using any fees paid into the Waste Fund to reimburse the utilities for any damages they have incurred as a result of DOE's breach of its obligations under the Waste Act. At this time, WE is unable to predict when the DOE will actually begin accepting spent nuclear fuel.

During 1997, the United States Senate and the United States House of Representatives each passed the Nuclear Waste Policy Act of 1997. The legislation would require the DOE to establish a temporary spent fuel repository in the State of Nevada until the permanent repository is available and to begin taking ownership from utilities and removing spent fuel as required by the Waste Act. Reconciliation of Senate and House versions of the bill are not yet resolved. President Clinton has threatened to veto any legislation that reaches his desk. The matter is pending.


ELECTRIC SYSTEM RELIABILITY MATTERS

WE experienced electricity supply shortages during the summer of 1997. While the circumstances on its system that contributed to these shortages are not expected to occur again during this year, WE is currently involved in the following actions to mitigate the risk of recurrence and to improve electric reliability in the region.

ADDITIONAL 250 MW OF CAPACITY:     In the fourth quarter of 1997, WE issued a
request for proposal for contracts for 250 MW of generation capacity to be built in eastern Wisconsin with an in-service date of June 1, 1999, if possible, but no later than June 1, 2000. In the request, WE proposed contracting for the power for three to eight years but will not own or operate the facility. WE anticipates that capacity proposed in the bidding process will largely be in the form of natural gas-fired facilities, but other types of facilities are also being considered. This new generation capacity, to be built in eastern Wisconsin, is expected to economically improve reliability in eastern Wisconsin. WE has received significant interest in the proposal.

COMBUSTION TURBINE INLET COOLERS:     On February 18, 1998, the PSCW approved
WE's application for authority to install inlet coolers at Concord and gave conditional approval for Paris subject to approval by the WDNR. WE anticipates WDNR approval in April 1998. WE expects that the inlet coolers, which are planned to be operational by the summer of 1999 or sooner, will boost generating capacity of these two WE plants by a combined total of approximately 110 MW. WE estimates that the inlet coolers for the two plants will cost a total of approximately $24 million during the 1998-1999 biennial period. The costs of these projects are included in anticipated construction expenditures described below in "Capital Requirements 1998-2002" under "Liquidity and Capital Resources."

ELECTRIC TRANSMISSION PROJECTS:     In October 1997, WE announced three
projects designed to increase the electric import capability into eastern Wisconsin and to improve electric system reliability. If approved by the PSCW, the Plains-Morgan 345 kV upgrade project would allow for an additional 80 MW of generating capacity in the Upper Peninsula of Michigan to be available to eastern Wisconsin, the Southern Interface project would increase the transfer capability between northern Illinois and eastern Wisconsin by 1,000 MW and the Oak Creek-KK Substation project would improve reliability in the metropolitan Milwaukee area. Applications for the three projects are scheduled to be filed with the PSCW in 1998. WE anticipates that these projects will cost a combined total of approximately $81 million over the next several years. The costs of these projects are included in anticipated construction expenditures described below in "Capital Requirements 1998-2002" under "Liquidity and Capital Resources."

MIDWEST ISO:     WE is currently participating in the formation of a regional independent system operator ("ISO") to promote reliability in the Midwest (the "Midwest ISO"). WE, along with eight other utilities, filed a proposal with the Federal Energy Regulatory Commission ("FERC") to establish the Midwest ISO on January 15, 1998. Since the filing with FERC, a tenth utility has joined the Midwest ISO group. The Midwest ISO would operate member electric transmission systems within the region as a single system. Regional oversight is required to maintain reliability because the system is being used increasingly for broad, regional transactions. In addition to reliability benefits, a regional ISO helps to ensure open and equal access to the electric transmission system and broadens the energy market by eliminating redundant transmission fees. As a net buyer of electric energy, WE expects the Midwest ISO to result in lower energy costs for its customers as well as in improved regional reliability.

REPORT TO THE GOVERNOR OF WISCONSIN:     The first three of WE's actions
outlined above are part of a joint plan, addressing electric system reliability within the state and region, which was submitted to the Governor of the State of Wisconsin during 1997 by WE along with ten other organizations. The recommendations in this plan included a combination of improved regional electric transmission, increased generating capacity and a streamlined regulatory process for construction of new electric generation and transmission facilities. The report emphasized that unexpected events such as power plant outages in the upper midwest, significant regional transmission limitations or very hot weather dictate the need to reevaluate regional system reliability. In the report, WE and three other investor owned utilities from Wisconsin outlined a plan to allow the development of merchant plants, including plants built by utility affiliates, as an accelerated and cost-effective way to obtain new electric generation after the year 2000. The plan also identified the necessity to have a regional transmission operator.

On March 12, 1998, the Governor of the State of Wisconsin announced that specific electric industry reliability legislation will be submitted to the Legislature for consideration in the spring 1998 session. The Governor's proposal (1) includes provisions for regulatory streamlining, (2) supports a regional ISO with a date certain of June 2000, after which a State ISO could be developed or transmission divestiture could be required, (3) allows merchant plants to be built, (4) allows utility affiliates to build merchant plants if the PSCW finds this is not anti-competitive, and (5) if such non-utility plants are built in the midwest, provides that they would not count towards the Wisconsin public utility holding company asset cap. The Governor's proposal also will require that 50 MW of renewable energy sources be constructed or procured by Wisconsin investor-owned utilities by December 31, 2000.


INDUSTRY RESTRUCTURING AND COMPETITION

Driven by a combination of market forces, regulatory and legislative initiatives, and technological changes, the electric industry continues a trend towards restructuring and increased competition. To date, competitive forces have been most prominent in the wholesale power market but are expected to continue to develop in the electric retail markets. Present regulatory restructuring initiatives in various midwestern states target electric retail customer choice by the years 2000 through 2005. Also, there are currently pilot electric retail customer choice programs occurring in the States of Illinois and Michigan, and Illinois has passed legislation introducing retail electric choice for large customers in 1999 and for all customers by May 2002. While the Company cannot predict the ultimate timing or impact of a restructured electric industry, WE has been advocating restructuring of the electric utility industry and believes that, as a low-cost energy provider, it is well positioned to compete in a deregulated and competitive market. Among others, the following electric and gas industry restructuring initiatives are underway in regulatory jurisdictions where WE currently does business.

PSCW INVESTIGATION INTO THE STRUCTURE OF THE ELECTRIC UTILITY INDUSTRY:     In
December 1995, the PSCW announced a process to transform the electric industry in Wisconsin to a competitive model supportive of retail choice by the year 2001. During 1997, Wisconsin retail customers under PSCW jurisdiction accounted for 87.9% and 81.4% of WE's total electric operating revenues and sales, respectively. Progress on the workplan was slow, and the PSCW concluded that electric power shortages experienced during the summer of 1997 highlighted the need to address infrastructure issues.

In October 1997, the PSCW expressed a desire to work on infrastructure issues and to develop a robust competitive electric wholesale market. The PSCW also expressed its belief that the question of whether to implement electric retail competition in Wisconsin ultimately should be decided by the Wisconsin Legislature rather than by the PSCW. The PSCW agreed to pursue the following priority infrastructure issues as prerequisites to other restructuring work:

* Improvements to existing and addition of new electric transmission lines in the State of Wisconsin.

*  Additions of new generating capacity in the State of Wisconsin.

* Modifications to State of Wisconsin statutes to allow merchant generating plants to be built in Wisconsin without prior PSCW determination of need as one means of ensuring adequate generation.

* Development of an ISO for either the electric transmission system in the State of Wisconsin or in the region.

The PSCW reopened its docket on ISOs with a prehearing conference in mid-December 1997. The schedule calls for hearings in March and April 1998 with a decision expected in May 1998.

With an order issued in December 1997, the PSCW completed work on its recommended "Public Benefits" plan to protect low-income utility customers, conservation programs and the environment under a deregulated electric industry. To implement and fund this plan, legislative approval is required. On March 2, 1998, Wisconsin State Representative Antonio Riley introduced legislation that would create a low-income Public Benefits Board with annual funding of $105 million. WE has supported the development of such an approach to public benefits to ensure that WE is not competitively disadvantaged by being required to continue to provide these benefits.

The PSCW plan would shift funding and administration of the benefits currently provided under bundled utility service. All electricity and natural gas providers would be assessed a fee, based upon the volume of their sales, to collect the necessary funds. Based upon a British Thermal Unit equivalency between natural gas and electricity, the plan is fuel neutral. The majority of funds would be collected by reallocating existing charges. The PSCW determined that the effort will call for a combined annual budget of approximately $150 million. The Wisconsin Legislature has not acted on the PSCW proposal to date.

MPSC ELECTRIC UTILITY INDUSTRY INVESTIGATION: In the State of Michigan, restructuring proposals are being considered by policy makers on several fronts. The Michigan Public Service Commission ("MPSC") has issued several orders that phase in competition through the year 2002. The Michigan Legislature is also working on a plan to restructure the electric industry.

In June 1997, the MPSC issued an order that initiated the framework for electric industry restructuring and would phase in competition for all Michigan retail electric customers by the year 2002. In response to the June 1997 order, WE sent a proposal to the MPSC in July 1997 to conduct a one time bidding for customer choice in its service territory for 12.5% of its Michigan load on September 1, 1999, followed by full customer choice in the year 2002. The MPSC has not acted on WE's proposal.

In October 1997 and January 1998, the MPSC issued additional orders that continued the process of establishing the framework to introduce competition into the Michigan electric market. The October 1997 orders dealt with determination of the rates and conditions of service for those customers choosing direct access and suspended the direct access bidding schedule included in the June 1997 order. In the January 1998 orders, the MPSC concluded that statewide uniform timing was not necessary for direct access and established a schedule for customers of Consumers Energy and Detroit Edison, the two major investor owned utilities with service territories in Michigan's Lower Peninsula. Several parties, including Consumers Energy and Detroit Edison, have petitioned for rehearing of the MPSC's orders.

The MPSC established no customer choice schedule for other utilities who provide electric service in Michigan. During 1998, WE anticipates that the MPSC will move forward on developing a schedule for introducing full customer choice in Michigan's Upper Peninsula by the year 2002.

FERC OPEN ACCESS TRANSMISSION PROCEEDINGS:     As a result of the Energy
Policy Act of 1992, the FERC issued two orders in April 1996 relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. The ruling is intended to create a more competitive wholesale electric power market.

The first order, Order No. 888, required public utilities owning, controlling or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service provided to themselves and requires the use of the tariffs for their own wholesale energy sales and purchases. Order No. 888 also provides for the recovery of "stranded costs" that were prudently incurred to serve power customers and that could go unrecovered if wholesale customers use open access to move to another electric energy supplier. In its open access ruling, the FERC encouraged utilities to consider ISOs such as the Midwest ISO noted above as a tool to meet the demands of a competitive market for electric energy.

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

FERC reaffirmed and clarified these orders with the issuance of Orders No. 888-A and 889-A in March 1997 and Orders No. 888-B and 889-B in November 1997.

In April 1997, WE submitted a revised transmission tariff in compliance with FERC's orders on rehearing of its Order No. 888. In compliance with a further rehearing, WE filed a similar revision in December 1997 in compliance with Order No. 888-B. To date, FERC has not acted upon either submittal. On January 16, 1998, WE submitted revised Standards of Conduct for functional unbundling as directed by the FERC order addressing an earlier WE filing of such Standards of Conduct. The FERC has not yet acted on WE's latest filing. Order Nos. 888 and 889 have been appealed by many parties to the U.S. Court of Appeals for the Second Circuit.

WE has long advocated open access to electric transmission facilities as a necessary step in the competitive restructuring of the electric utility industry. WE does not believe that the FERC rulings or judicial review of these orders will have a detrimental effect on its liquidity, financial position or results of operations.

WHOLESALE COMPETITION:     Wholesale sales of electric energy accounted for
4.8%, 5.0% and 5.6% of WE's total electric operating revenues in 1997, 1996 and 1995, respectively. WE attributes the decrease over this three year period in part to the increasingly competitive market for electric wholesale customers, to renegotiated power sales contracts with municipal and rural electric wholesale customers in 1995 and 1996, and to the unbundling of transmission services for some customers. The renegotiated contracts contained discounts from previous rates charged to these customers. In addition, certain customers have chosen to obtain their power supplies from other suppliers.

One wholesale customer, with a partial requirements demand of 9 MW in 1997, will cease being WE's customer effective in May 1998 but will continue to receive transmission service until new transmission lines are constructed to connect the customer with its new supplier. A contract with a second 105 MW wholesale customer during 1997 includes minimum takes of 75 MW as of May 1998 and 90 MW, 60 MW and 30 MW in each subsequent contract year. A third wholesale customer with a 50 MW demand may become a partial requirements customer beginning in October 2000. WE expects to continue to provide transmission service to these customers.

PSCW NATURAL GAS UTILITY INDUSTRY INVESTIGATION:     The PSCW continued a
generic investigation of the natural gas industry in the State of Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. On July 1, 1997, WE filed a modified dollar for dollar gas cost recovery mechanism ("GCRM") in accordance with a November 1996 PSCW order. Purchased gas adjustment mechanisms have been evaluated by the PSCW as a part of the PSCW's generic investigation. The GCRM will include after the fact prudence reviews by the PSCW. WE will be able to assess its level of gas price risk once the PSCW approves the GCRM. The matter is pending with anticipated implementation in the fourth quarter of 1998. WE does not expect that a major portion of gas costs that are currently passed through to customers will be subject to price risk under this GCRM.

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



RATES AND REGULATORY MATTERS

The table below summarizes the projected annual revenue impact of recent rate changes authorized by regulatory commissions for the electric, natural gas and steam utilities of the Company based upon the sales projections utilized by those commissions in setting rates. The PSCW regulates Wisconsin retail electric, steam and natural gas rates in the State of Wisconsin, while the FERC regulates wholesale power and electric transmission and gas transportation service rates. The MPSC regulates retail electric rates in the State of Michigan.

The PSCW has discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. WE did not seek an increase in rates for 1995. Discussion of rate changes for the 1998, 1997 and 1996 test years follow.

==============================================================================
                                   Revenue           Percent
                                   Increase         Change in        Effective
Service                           (Decrease)          Rates            Date
-------------------------        ------------       ---------        ---------
                                  (Millions)           (%)

 Retail electric, WI *             $ 134.9             10.7           01/01/98
 Retail gas *                         18.5              5.5           01/01/98
 Steam heating *                       0.8              6.3           01/01/98
 Retail electric, WI **               27.2              2.2           05/23/97
 Retail electric, WI                  (7.4)            (0.6)          02/18/97
 Retail gas                           (6.4)            (2.0)          02/18/97
 Steam heating                         0.1               .5           02/18/97
 Retail electric, WI                 (33.4)            (2.8)          01/01/96
 Retail electric, MI                  (1.1)            (3.3)          01/01/96
 Retail gas                           (8.3)            (2.6)          01/01/96
 Steam heating                        (0.8)            (5.1)          01/01/96
==============================================================================

*  Interim PSCW order subject to refund.

** Fuel surcharge which ends April 30, 1998 or when an order is issued for the 1998 test year, whichever comes first. Reflecting the combined effect of two PSCW orders, this surcharge was initially ordered on May 23, 1997 and was amended by the PSCW on December 23, 1997.


1998 TEST YEAR:     On September 22, 1997, WE filed testimony and exhibits
with the PSCW related to the 1998 test year showing a $220.4 million revenue deficiency for its Wisconsin utility operations based upon a regulatory return on equity of 12.5%, up from 11.8% authorized since February 13, 1997. The dollar impacts and percentage increases on an annualized basis requested for Wisconsin retail services were $192.7 million or 15.3% for electric operations, $26.5 million or 7.9% for gas operations and $1.2 million or 9.0% for City of Milwaukee steam operations. WE asked the PSCW for an interim increase in the amount of $200 million, effective January 1, 1998 and subject to refund, in the event that the PSCW was unable to issue a final order by that date.

On December 23, 1997, the PSCW issued an order authorizing interim rate increases, effective January 1, 1998 and subject to refund pending a final order, in the amount of $154 million. The dollar impacts and percentage increases of the interim order on an annualized basis for Wisconsin retail services are $134.9 million or 10.7% for electric operations, $18.5 million or 5.5% for gas operations and $827,000 or 6.3% for the City of Milwaukee steam operations. The PSCW held additional public hearings on WE's September 22, 1997 filing during the first quarter of 1998. WE expects the PSCW to issue a final order during the second quarter of 1998.

The primary factors influencing the requested rate increases for 1998 include:

* Increased costs related to the construction, operation and maintenance of generation, transmission and distribution facilities to assure reliability of electric service.

* Increased costs associated with the need to implement technological solutions to make computer systems compatible with the year 2000 and to meet customer expectations.

* Increased payroll and benefits due to (1) additional personnel to fill vacant positions that occurred while WEC and NSP were pursuing the Primergy merger and (2) increased staff to support key areas such as nuclear operations, customer service and information services.

*  Increased fuel and purchased power costs.

*  Increased cost of capital.

See "Year 2000 Computer Software and Hardware Issues" below for further information concerning the estimated costs to examine and modify existing software application and operational programs and hardware that is date sensitive and may not be Year 2000 compliant.

WE expects to add approximately 640 additional employees during 1998 compared to 4,666 total employees at year-end 1997. Approximately half of these new employees will replace contract employees working at WE during 1997, including 210 from Upper Peninsula Power Company ("UPPCo"), an unaffiliated investor owned utility, who operated Presque Isle Power Plant under contract since WE acquired the plant from UPPCo in 1987.

1997 TEST YEAR:     In an order dated February 13, 1997, the PSCW directed WE
to implement rate decreases for Wisconsin retail electric and gas customers of $7.4 million or 0.6% and $6.4 million or 2.0%, respectively, on an annualized basis, and a steam rate increase of $0.1 million or 0.5% on an annualized basis. The order was effective February 18, 1997 and was based upon a regulatory return on common equity of 11.8%. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP.

1996 TEST YEAR:     In a letter order dated September 11, 1995, the PSCW
directed WE to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33.4 million or 2.8%, $8.3 million or 2.6% and $0.8 million or 5.1%, respectively, on an annualized basis effective
January 1, 1996. Also effective January 1, 1996, the MPSC authorized WE to implement a rate decrease for Michigan non-mine retail electric customers of $1.1 million or 3.3% on an annualized basis. The Mines are separately regulated by the MPSC.

FUEL COST ADJUSTMENT PROCEDURE:     Under the Wisconsin retail electric fuel
cost adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 3%.

Extended outages at Point Beach, an extended maintenance outage at Oak Creek that was concluded in June 1997, delayed commercial operation of LS Power's cogeneration facility, and higher than projected costs per Mwh of power purchases due to regional generation outages resulted in increased fuel and purchased power costs at WE during 1997. WE estimates that such costs were approximately $116.5 million higher than those included in 1997 base electric rates in all jurisdictions.

On December 23, 1997, the PSCW issued a combined final order on two 1997 WE filings under Wisconsin's fuel cost adjustment procedure, authorizing WE to recover $27.2 million of additional 1997 fuel and purchased power costs from Wisconsin retail electric customers during the 1997-1998 biennial period. WE estimates that of the $116.5 million of additional 1997 fuel and purchased power costs, it will recover a total of $28.6 million in all jurisdictions, leaving $87.9 million unrecovered.

In December 1995, the MPSC approved the suspension of the Power Supply Cost Recovery Clause (fuel adjustment procedure) for a five-year period for Michigan retail electric customers.

NUCLEAR OPERATION AND MAINTENANCE COST DEFERRAL:     See "Note F - Nuclear
Operations" in the Notes to Financial Statements for information regarding approval by the PSCW during 1997 for WE to defer certain excess non-fuel nuclear operation and maintenance costs. The PSCW has not yet decided how the deferred costs will be treated for rate making purposes.

PURCHASED GAS ADJUSTMENT MECHANISM:     In the case of natural gas costs,
differences between the test year estimate and the actual cost of purchased gas are accounted for through a purchased gas adjustment clause. See "Industry Restructuring and Competition" above for information concerning a PSCW order changing the purchased gas adjustment mechanism in 1998.


YEAR 2000 COMPUTER SOFTWARE AND HARDWARE ISSUES

Like many other companies, the Company expects to incur significant costs to examine and modify existing software application and operational programs as well as hardware that is date sensitive and may not be Year 2000 compliant. These programs and hardware use two-character digits such as '00' to define the applicable year rather than four-character digits such as '2000'. As a result, the programs and systems may not properly recognize calendar dates beginning in the year 2000, and the computers may either process data incorrectly or shut down altogether. During 1997, WE developed a plan, currently estimated to cost a total of approximately $30 million during 1998 and 1999, to address its Year 2000 compliance issues. If not addressed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. In its 1998 Test Year data filed with the PSCW, WE has requested recovery in rates in the Wisconsin jurisdiction during the 1998-1999 biennial period of approximately $13 million per year for Year 2000 compliance examination and modification costs attributable to the Wisconsin retail jurisdiction. WEC is still evaluating its non-utility subsidiaries for Year 2000 compliance issues and is currently unable to quantify related costs.


ENVIRONMENTAL MATTERS

CLEAN AIR ACT:     The 1990 Amendments to the Clean Air Act mandate
significant nation-wide reductions in sulphur dioxide ("SO2") and nitrogen oxide ("NOx") emissions to address acid rain and ground level ozone control requirements.

WE has completed the installation of continuous emission monitors at all of its facilities and installed low NOx burners on boilers at Oak Creek Power Plant Units 7 and 8 and at Valley Power Plant. These actions, along with the burning of low sulfur coal meet the requirements that became effective January 1, 1995.

WE elected to voluntarily bring the Valley and Port Washington Power Plants under jurisdiction of the NOx requirements of the Clean Air Act amendments of 1990, five years earlier than mandated. This was possible because these units already meet the current NOx emissions standards.

WE projects a surplus of SO2 emission allowances during Phase I and a small shortfall during Phase II, which begins in the year 2000. WE has received additional allowances as a result of energy conservation programs. As an integral component of its least-cost plan, WE is active in SO2 allowance trading. Revenue from the sale of allowances is being used to offset future potential rate increases.

Combustion tuning for NOx reductions at various power plants will be required to meet the second phase of reduction requirements that become effective January 1, 2000. Costs for combustion tuning work are expected to be minimal.

NATIONAL AMBIENT AIR QUALITY STANDARDS:     On July 18, 1997, the United
States Environmental Protection Agency ("EPA") issued final regulations significantly tightening the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. Although specific emission control requirements are still in the process of development, WE believes that the revised standards may require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. WE expects that compliance with the ozone attainment standards will be implemented in stages from the year 2004 through the year 2012 and that compliance with the particulate matter attainment standards will be implemented in stages beginning after the year 2010 and extending into the year 2017. WE is currently unable to determine the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

In November 1997, the EPA proposed strict uniform NOx emission reductions by the year 2002 for the State of Wisconsin and 21 other eastern and midwestern states as part of a regional effort to reduce the amount of ozone forming chemicals that cross state lines. The EPA proposed NOx emission reductions of 85% below 1990 levels. WE estimates that it would cost a total of $250 million to $500 million or $30 to $50 million per year beginning as early as the year 2000 to comply with the EPA's ozone transport proposal. In February 1998, WE joined the Alliance for Constructive Air Policy ("ACAP") which is developing a cost effective, equitable alternative to the EPA's proposal for reducing ozone pollution in key regions of the country. WE currently expects ACAP and other supporters of an alternative to submit a proposal to the EPA by the summer of 1998 that includes an initial guaranteed reduction in NOx emissions by the year 2004 with further reductions required no later than the year 2007 at levels based upon additional modeling and analysis. WE expects that total costs under ACAP's anticipated proposal will be significantly less than costs to comply with the EPA's ozone transport proposal. WE believes that compliance with the NOx emission reductions included in the EPA's November 1997 ozone transport proposal may mitigate costs to comply with the EPA's July 1997 NAAQS.

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


LS POWER GENERATION FACILITY

To meet a portion of WE's anticipated increase in future electric energy supply needs, WE entered into a long-term power purchase contract with an unaffiliated independent power producer, LS Power. The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy purchase requirements. WE treats this power purchase contract as a capital lease. See "Note H - Long-Term Debt" in the Notes to Financial Statements for additional information about WE's long-term power purchase agreement with LS Power. The LS Power facility is a gas transport customer in WE's service territory.


COAL TRANSPORTATION MATTERS

During 1997, coal deliveries to certain WE electric generating facilities, as well as to the electric generating facilities of many other utilities, had been impaired by massive congestion problems on the Union Pacific Railroad ("UP"). As a result of the merger of UP with the Southern Pacific Railroad, a backlog of coal deliveries had caused stockpiles to decline at some of WE's power plants and forced WE to seek alternative coal delivery routes. WE's coal inventories have now returned to acceptable levels, but UP is still struggling to maintain deliveries. During the fall of 1997, WE completed construction of a rail spur at Pleasant Prairie, which burns over 40% of WE's annual coal requirements. The new rail spur, connecting to the rail line of a UP competitor, provides WE with another means of delivery to Pleasant Prairie and significantly reduces WE's risk of future impaired coal delivery due to problems at UP.


ELECTRIC SALES AND GAS DELIVERIES OUTLOOK

Assuming moderate growth in the economy of its service territory and normal weather, WE presently anticipates total electric kilowatt-hour sales to grow at a compound annual rate of 2.2% over the five-year period ending
December 31, 2002. WE forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 2.1% over the same five-year period. These forecasts are subject to a number of variables, including among others the economy, weather and the restructuring of the electric and gas utility industries, which may affect the actual growth in sales. See "Cautionary Factors" below.

PROPOSED ACQUISITION OF ESELCO, INC.:     See "Mergers" above in "Factors
Affecting Results of Operations" for information concerning the proposed acquisition by WEC of ESELCO, Inc. ESELCO, Inc. is parent company of Edison Sault, an electric utility which serves approximately 22,000 residential, commercial and industrial customers located in Michigan's eastern Upper Peninsula.

NEW GAS SERVICE PROPOSAL:     In July 1997, the PSCW approved WE's application
to expand natural gas service to more than 4,500 potential customers in northeastern Wisconsin. The project will involve the installation of more than 350 miles of new gas main. Approval of a portion of the project by the FERC is pending. WE expects to connect the first applicable customers in 1998. The cost of this project is included in anticipated construction expenditures shown below under "Capital Requirements 1998-2002" in "Liquidity and Capital Resources."



EFFECTS OF WEATHER

By the nature of its utility business segments, WEC's and WE's earnings are sensitive to weather variations from period to period. Variations in winter weather affect heating load for both the gas and electric utility. Variations in summer weather affect cooling load for the electric utility as well as therm deliveries to gas-fired electric generating customers. The table below summarizes weather in WE's service territory as measured by degree days for each of the three years ended December 31, 1997.

==============================================================================
                                               % Change              % Change
                                                 1996                  1995
 Degree Days                 1997      1996     to 1997      1995     to 1996
 ----------------------     ------    ------   --------     ------   --------
 Heating (7,014 Normal)      7,101     7,469     (4.9%)     6,833       9.3%
 Cooling (665 Normal)          407       608    (33.1%)       952     (36.1%)
==============================================================================


EFFECTS OF INFLATION

With expectations of low-to-moderate inflation, the Company does not believe the impact of inflation will have a material effect on its future results of operations.


MARKET RISKS

The Company is potentially exposed to market risk due to changes in interest rates, the return on marketable securities and the market price of electricity as well as to changes in fuel costs incurred to generate electricity and the cost of gas for its gas operations. Exposure to interest rate changes relates to WEC's and WE's long-term debt and preferred equity obligations, while exposure to fluctuations in the return on marketable securities relates to WE's debt and equity security investments in the Nuclear Decommissioning Trust Fund ("Fund"). Exposure to electricity market price risk relates to forward activities taken to manage the supply of and demand for electric energy, and exposure to fuel and gas cost variations relates to the supply of and demand for coal, uranium, natural gas and fuel oil. WEC and WE do not utilize derivative financial instruments for trading or speculative purposes.
However, WISVEST Corporation recently formed Griffin Energy LLC, which began marketing energy related services and limited trading of electricity in 1998, and WE is currently evaluating its commodity risk management process. For both entities, the Company is evaluating to what extent they will use derivative financial and commodity instruments in the normal course of their future business.

For additional information concerning risk factors, including market risks, at WE and WEC, see "Cautionary Factors" below.

INTEREST RATE RISK:     The table that follows provides information about
financial instruments that are held by the Company at December 31, 1997 and that are sensitive to changes in interest rates. For the debt, the table presents principal cash flows that exist by maturity date and the related average interest rate. The average interest rate on the variable rate long-term debt was estimated based upon a weighted average interest rate during a recent 52 week period.

==========================================================================================================================

                                                          Expected Maturity Date                                Fair Value
                                    -------------------------------------------------------------                  as of
                                    1998       1999       2000       2001     2002     Thereafter     Total      12/31/97
                                    ----       ----       ----       ----     ----     ----------     -----      --------
                                                                  (Millions of Dollars)
Fixed Rate Long-Term Debt
    WE                              $61.9      $92.9      $1.9       $1.9     $1.9      $1,045.1     $1,205.6    $1,245.2
      Average Interest Rate          7.2%       7.3%      7.3%       7.3%     7.3%          7.3%
    WEC *                           $70.5      $94.6     $30.6      $18.7    $15.0      $1,070.0     $1,299.4    $1,339.0
      Average Interest Rate          7.2%       7.2%      7.3%       7.3%     7.3%          7.3%

Variable Rate Long-Term Debt
    WEC * and WE                      -          -         -          -        -          $165.4       $165.4      $165.4
      Average Interest Rate                                                                 3.7%

Preferred Stock Not Subject
  to Mandatory Redemption
    WEC * and WE                      -          -         -          -        -           $30.4        $30.4       $17.8
      Average Dividend Rate                                                                 4.0%

==========================================================================================================================

* WEC includes the holding company as well as all subsidiaries.

For additional information concerning the Company's long-term debt and preferred stock, see "Note H -Long-Term Debt" and "Note G - Preferred Stock", respectively, in the Notes to Financial Statements.

MARKETABLE SECURITIES RETURN RISK:     At December 31, 1997, WE had $404
million of available for sale debt and equity security investments in the Fund at fair value. For additional information concerning the Fund, see "Note F - Nuclear Operations" in the Notes to Financial Statements.

COMMODITY PRICE RISK:     In the normal course of business, WE utilizes
contracts of various durations for the forward sale and purchase of electricity to effectively manage utilization of its available generating capacity. Such contracts include forward contracts for wholesale sales of generating capacity and energy during periods when WE's available power resources are expected to exceed the requirements of its native load customers and may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below WE's expected incremental power production cost. WE manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers. To a certain extent, the Wisconsin electric retail fuel cost adjustment procedure may mitigate some of the risk of fuel cost price fluctuations. Currently, the purchased gas adjustment mechanism in Wisconsin mitigates the risk of gas cost variations. For additional information concerning the fuel cost adjustment procedure and the purchased gas adjustment mechanism, see "Rates and Regulatory Matters" above in "Factors Affecting Results of Operations."


NEW ACCOUNTING PRONOUNCEMENTS

See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for information concerning new pronouncements adopted during 1997.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share
("FAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("FAS 129"). FAS 128 establishes standards for computing and presenting earnings per share. FAS 129 establishes disclosure standards about an entity's capital structure. The Company adopted both standards in 1997. Adoption did not have an effect on the Company's liquidity, net income or financial position.

In February 1996, FASB released for comment an exposure draft of a Proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets ("Proposed FAS"). The Proposed FAS, if issued, would require WE to recognize as a liability the present value of the estimated future total costs associated with closure or removal of certain long-lived assets and to correspondingly capitalize those costs. The capitalized costs would be depreciated to expense over the useful life of the asset. During 1997, FASB began redeliberating the Proposed FAS, but has not yet determined when or whether the proposed statement would become effective.

This Proposed FAS would apply to decommissioning costs for Point Beach and would result in WE recording a decommissioning liability and corresponding asset as required by the pronouncement. Currently, nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units at Point Beach based upon an external sinking fund method. Any changes in depreciation expense due to differing assumptions between the Proposed FAS and those currently required by the PSCW are not expected to be material and would most likely be deferrable and recoverable in rates. For additional information on the costs of decommissioning Point Beach, see
"Note F - Nuclear Operations" in the Notes to Financial Statements.

REGULATORY ACCOUNTING:     WEC's principal subsidiary, WE, operates under
electric utility rates which are subject to the approval of the PSCW, MPSC and FERC, and natural gas and steam utility rates that are subject to the approval of the PSCW (see "Rates and Regulatory Matters" above). Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future.
See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.


                        LIQUIDITY AND CAPITAL RESOURCES

INVESTING ACTIVITIES

WEC invested a net total of $1.1 billion in its businesses during the three years ended December 31, 1997 of which $943 million was at WE. Investments during this three-year period included $1 billion for construction of or investment in new or improved facilities or projects. During the three years ended December 31, 1997, $829 million of construction expenditures was for utility projects and $177 million was for non-utility projects. Additional investments during this three-year period included $56 million for the acquisition of nuclear fuel and $64 million for the eventual decommissioning of Point Beach. WEC's non-utility subsidiaries received net proceeds of $31 million during this three-year period on the disposition of various investments as part of other investing activities.

POINT BEACH UNIT 2 STEAM GENERATORS:     In October 1992, WE filed an
application with the PSCW for replacement of the Point Beach Unit 2 steam generators, allowing for the unit's operation until the expiration of its operating license in 2013. In an Interim Order in February 1995, the PSCW deferred the decision on steam generator replacement but directed WE to make suitable arrangements with the fabricator of the new steam generators to allow the fabrication, delivery and replacement to proceed promptly if authorized by the PSCW. In May 1996, WE received a written order from the PSCW approving replacement of the steam generators at an estimated cost of $96 million. Replacement of the Unit 2 steam generators was completed in January 1997. Capital expenditures of $6.5 million, $47.6 million and $23.1 million were made during 1997, 1996 and 1995, respectively, for replacement of the Unit 2 steam generators.

PARIS GENERATING STATION:     During 1995, WE placed in service four units, or
approximately 300 megawatts of capacity, at Paris. This natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin, is designed to meet peak demand requirements. Capital expenditures of $6 million and $10 million were made during 1996 and 1995, respectively. Capital costs for the Paris facility totaled approximately $102 million.

CONCORD GENERATING STATION: During 1994, WE placed in service the last two units, or approximately 150 megawatts of capacity, at Concord. This four unit 300 megawatt natural gas-fired combustion turbine facility, located near Watertown, Wisconsin, is designed to meet peak demand requirements. The first two units were completed in 1993. Capital expenditures of $3 million were made during 1995 for construction of this facility. Total capital costs for the Concord facility were approximately $100 million.

MILWAUKEE COUNTY POWER PLANT:     The Company's 11 MW Milwaukee County Power
Plant supplies electricity, steam and chilled water to the hospitals and other member institutions of the Milwaukee Regional Medical Center, as well as to other large customers located on land known as the Milwaukee County Grounds. In December 1995, WE acquired the electric generation and distribution facilities in the first phase of the acquisition. The capital cost for the electric facilities was $7 million. These facilities and the new customers associated with them were integrated into WE's current electric utility operations. In December 1996, WEC acquired the steam and chilled water production and distribution facilities to complete the second phase of the purchase. Two outstanding contingencies were met prior to closing the purchase. The PSCW approved the purchase of the steam facilities, and the five largest customers signed steam and chilled water service agreements which obligate them to purchase their present and future heating and cooling requirements from WEC for a period of ten years. The capital cost for the steam facilities was approximately $21 million. WE has integrated these facilities and the associated customers into its steam utility operations.
The capital cost for the chilled water facilities was approximately
$19 million. A separate subsidiary of WEC operates the chilled water facilities as a non-regulated business.

NON-UTILITY INVESTMENTS:     WEC's net non-utility assets amounted to
approximately $370 million at December 31, 1997. Primary additions during 1997 included $26 million of investments in land and buildings by WISPARK Corporation, $27 million of construction expenditures by Minergy Corp. ("Minergy") for a glass aggregate plant and $35 million of energy related investments by WISVEST Corporation. WEC currently anticipates making additional non-utility investments from time to time. For additional information, see "Capital Requirements 1998-2002" below and "Note L - Information by Segments of Business" in WEC's Notes to Financial Statements.

MINERGY GLASS AGGREGATE PLANT:     Minergy, a non-utility WEC subsidiary,
plans to place into operation a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate will be sold into existing construction and aggregate markets and the steam will be sold to a local paper mill. The plant will result in substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy commenced construction in July 1996, with commercial operation scheduled for April 1998. The project is being financed during construction through short-term borrowings. Capital expenditures of $27.1 million and $14.6 million were made during 1997 and 1996, respectively, for this facility.


CASH PROVIDED BY OPERATING AND FINANCING ACTIVITIES

During the three years ended December 31, 1997, total cash provided by operating activities at both WEC and WE were $1.3 billion. During this period, internal sources of funds, after the payment of dividends, provided 71% of WEC's and 77% of WE's capital requirements.

Financing activities during the three-year period ended December 31, 1997 included the issuance of $520 million of long-term debt by WEC of which $448 million was issued by WE. The proceeds of these new debt issues were used to retire or refinance higher coupon debt in the amount of $366 million at WEC and $358 million at WE and for other general corporate purposes. WEC increased its short-term debt by $68 million and added $105 million of common equity from the issuance of new shares through the Company's stock plans during the three years ended December 31, 1997. No preferred stock was issued. Dividends on WEC's common stock were $173 million, $167 million and $160 million during 1997, 1996 and 1995, respectively. WE paid dividends to WEC of $214 million, $168 million and $160 million during 1997, 1996 and 1995, respectively, and received a total of $130 million in capital contributions from WEC during this three-year period.

In October 1997, Wisconsin Michigan Investment Corporation ("WMIC"), a non-utility subsidiary of WEC, issued $15 million of 6.40% medium-term notes due 2001 and $12 million of 6.33% medium-term notes due 2002. In November 1997, WMIC issued $20 million of 6.22% medium-term notes due 2000. Proceeds were added to WMIC's general funds and will be used to finance various non-utility projects.

In December 1996, WE and WISVEST Corporation, another non-utility subsidiary of WEC, issued promissory notes in the amount of $12.05 and $10.95 million, respectively, due 2006. The notes were issued as part of the transaction to acquire the steam and chilled water facilities from Milwaukee County. The notes have been discounted to reflect the difference between the effective interest rate of 6.36% and the stated rate of 1.93%.

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


CAPITAL STRUCTURE

WEC's and WE's capitalization at December 31 were:

==============================================================================
                                              WEC                  WE
                                       ----------------     ----------------
                                        1997      1996       1997      1996
                                       ------    ------     ------    ------
  Common Equity                         48.6%     53.3%      48.5%     51.6%
  Preferred Stock                        0.8       0.8        0.9       0.9
  Long-Term Debt
   (including current maturities)       42.3      44.0       43.7      46.1
  Short-Term Debt                        8.3       1.9        6.9       1.4
                                       ------    ------     ------    ------
                                       100.0%    100.0%     100.0%    100.0%
                                       ======    ======     ======    ======
==============================================================================

Primarily due to decreased earnings during 1997 compared to 1996 and to the maturity in 1997 of $140 million of WE First Mortgage Bonds, the Company increased its short-term debt during 1997 to finance the payment of dividends and the maturity of the long-term debt. As a result, common equity as a percent of total capitalization decreased in 1997 while short-term debt as a percent of total capitalization increased. Long-term debt as a percent of total capitalization was relatively unchanged between the comparative periods primarily due to a long-term power purchase contract that was recorded as a capital lease obligation in 1997.

Compared to the utility industry in general, the Company has historically maintained an above average ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings, has provided, and should continue to provide, the Company with access to the capital markets when necessary to finance the anticipated growth in the Company's utility business. WE currently has senior secured debt ratings of AA+ by Standard & Poor's Corporation ("S&P") and Duff & Phelps Inc. ("D&P") and Aa2 by Moody's Investors Service ("Moody's"). In addition, WE currently has unsecured debt ratings of AA by S&P and D&P and Aa3 by Moody's. In October 1997, Fitch Investors Service ("Fitch") lowered their ratings on WE's approximately $900 million of outstanding first mortgage bonds from AA+ to AA and their ratings on WE's $31 million of outstanding preferred stock from AA to AA-. Fitch's report stated, however, that despite the downgrade, WE's quality and competitive position remain superior to most electric utilities.

At year-end 1997, WEC had $199.5 million of unused lines of bank credit and approximately $19.6 million of cash and cash equivalents of which WE had $134.3 million of unused lines of bank credit and $10.1 million of cash and cash equivalents.


CAPITAL REQUIREMENTS 1998-2002

CONSTRUCTION EXPENDITURES:     The Company's construction expenditures for the
period 1998-2002 are estimated to be $1.9 billion. Of this amount, approximately $1.6 billion represents utility construction expenditures.

Utility construction expenditures during 1998 are estimated to be $367 million, including recurring additions and/or improvements of generation, transmission and distribution facilities to assure reliability of electric service; anticipated expenditures associated with the installation of more than 350 miles of new gas main which will expand gas service to more than 4,500 potential gas customers; as well as costs associated with technological solutions to make computer systems Year 2000 compliant and to meet customer expectations. For information concerning anticipated electric reliability projects, the new gas service proposal and Year 2000 compliance issues, see "Electric System Reliability Matters", "Electric Sales and Gas Deliveries Outlook", and "Year 2000 Computer Software and Hardware Issues", respectively, above in "Factors Affecting Results of Operations."

Estimated property additions for the Company's principal non-utility lines of business are estimated to be $325 million during the period 1998-2002, with $112 million anticipated during 1998. Principal non-utility lines of business in which these property additions are expected include real estate investment and development and investments in recycling technology and energy related entities.

RETIREMENT OF LONG-TERM DEBT SECURITIES:     The Company's capital
requirements for maturing long-term debt and sinking funds total $71 million in 1998 and $230 million for the period 1998-2002. Included in the above amounts are WE's requirements of $62 million and $161 million, respectively. See "Note H - Long-Term Debt" in the Notes to Financial Statements for additional information.

DECOMMISSIONING TRUST PAYMENTS:     Based upon a site specific decommissioning
study completed in 1994, WE's estimated contributions to the Nuclear Decommissioning Trust Fund for the period 1998-2002 are $192 million of which $34 million is for 1998. Contributions to the Fund include both the annual payments to external trust funds and the income earned on the external trust funds. WE expects to complete a new site specific decommissioning study during 1998, which could result in changes to future contributions to the Fund. See "Note F - Nuclear Operations" in the Notes to Financial Statements for additional information.


CAPITAL RESOURCES

The Company expects internal sources of funds from operations to provide approximately 60% of the capital requirements for 1998, with internal sources of funds from operations providing 75% of the capital requirements at WE. Remaining cash requirements at WEC and at WE during 1998 are expected to be met through short-term borrowings and/or the issuance of intermediate or long-term debt. Beyond 1998, capital requirements will be met principally through internally generated funds supplemented, when required, by debt and equity financing. The specific form, amount and timing of securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions and other factors.

On July 1, 1997, WEC resumed the purchase of existing shares on the open market for the Company's stock plans. Prior to July 1, 1997, WEC had issued 1,187,050 new shares of common stock during 1997 which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $30 million. During the fourth quarter of 1997, WE received a $100 million capital contribution from WEC.


                              CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause WEC's or WE's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; the Nuclear Regulatory Commission's evolving regulations related to Point Beach Nuclear Plant; or the siting approval process for new generating and transmission facilities.

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

* Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

* Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom the company does business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results of Operations - Market Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning potential market risks to which WEC and WE are exposed due to changes in interest rates, the return on marketable equity securities and the market price of electricity, fuel to generate electricity and gas to supply WE's gas operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Consolidated Quarterly Financial Data" in WEC's and WE's Selected Financial Data in Item 6 is incorporated herein by reference.


                      INDEX TO 1997 FINANCIAL STATEMENTS
                                                                    Page
WISCONSIN ENERGY CORPORATION

  Consolidated Income Statement . . . . . . . . . . . . . . . . . . . .    62
  Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . .    63
  Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . .    64
  Consolidated Capitalization Statement . . . . . . . . . . . . . . . .    66
  Consolidated Common Stock Equity Statement. . . . . . . . . . . . . .    67
  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .    68
  Report of Independent Accountants . . . . . . . . . . . . . . . . . .    84

WISCONSIN ELECTRIC POWER COMPANY

  Income Statement. . . . . . . . . . . . . . . . . . . . . . . . . . .    85
  Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .    86
  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .    87
  Capitalization Statement. . . . . . . . . . . . . . . . . . . . . . .    89
  Common Stock Equity Statement . . . . . . . . . . . . . . . . . . . .    90
  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .    91
  Report of Independent Accountants . . . . . . . . . . . . . . . . . .   105



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                                      WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                         Year Ended December 31

                                               1997                1996                1995
                                            ----------          ----------          ----------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,412,115          $1,393,270          $1,437,480
  Gas                                          355,172             364,875             318,262
  Steam                                         22,315              15,675              14,742
                                            ----------          ----------          ----------
       Total Operating Revenues              1,789,602           1,773,820           1,770,484

Operating Expenses
  Fuel (Note H)                                311,966             295,651             303,553
  Purchased power (Note H)                     132,689              36,216              41,834
  Cost of gas sold                             233,877             234,254             188,764
  Other operation expenses                     407,114             391,520             395,242
  Maintenance                                  135,096             103,046             112,400
  Depreciation (Note C)                        237,698             202,796             183,876
  Taxes other than income taxes                 73,914              77,866              74,765
  Federal income tax (Note D)                   40,221             105,656             119,939
  State income tax (Note D)                     10,558              24,976              28,405
  Deferred income taxes - net (Note D)           7,937              (1,575)             (2,833)
  Investment tax credit - net (Note D)            (927)             (2,430)             (4,482)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,590,143           1,467,976           1,441,463

Operating Income                               199,459             305,844             329,021

Other Income and Deductions
  Interest income                               24,497              18,177              17,143
  Allowance for other funds used during
    construction (Note E)                        3,349               3,036               3,650
  Merger expenses (Note B)                     (31,934)               -                   -
  Miscellaneous - net (Note M)                 (47,507)             (2,468)             (6,497)
  Federal income tax (Note D)                   23,773               1,939               2,882
  State income tax (Note D)                      3,011                (642)               (357)
                                            ----------          ----------          ----------
       Total Other Income and Deductions       (24,811)             20,042              16,821

Income Before Interest Charges
  and Preferred Dividend                       174,648             325,886             345,842

Interest Charges
  Long-term debt                               110,138             103,045             101,806
  Other interest                                 9,552               9,032              14,002
  Allowance for borrowed funds used
    during construction (Note E)                (6,961)             (5,529)             (5,203)
                                            ----------          ----------          ----------
       Total Interest Charges                  112,729             106,548             110,605

Preferred Dividend Requirement
  of Subsidiary                                  1,203               1,203               1,203
                                            ----------          ----------          ----------
Net Income                                  $   60,716          $  218,135          $  234,034
                                            ==========          ==========          ==========

Average Number of Shares of
  Common Stock Outstanding (Thousands)         112,570             110,983             109,850
                                            ==========          ==========          ==========

Earnings Per Share of Common Stock
  (Basic and Diluted)                            $0.54               $1.97               $2.13
                                            ==========          ==========          ==========

The accompanying notes are an integral part of these financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended December 31
                                                       1997             1996             1995
                                                     --------         --------         --------
                                                               (Thousands of Dollars)
Operating Activities
  Net income                                         $ 60,716         $218,135         $234,034
  Reconciliation to cash
    Depreciation                                      237,698          202,796          183,876
    Nuclear fuel expense - amortization                 5,426           21,887           22,324
    Conservation expense - amortization                22,498           22,498           21,870
    Debt premium, discount & expense - amortization     7,930            9,809           12,690
    Deferred income taxes - net                         7,937           (1,575)          (2,833)
    Investment tax credit - net                          (927)          (2,430)          (4,482)
    Allowance for other funds used
      during construction                              (3,349)          (3,036)          (3,650)
    Write-off of merger costs                          30,684             -                -
    Write-down of equipment                            30,000             -                -
    Change in - Accounts receivable                     5,736           (1,324)         (35,492)
                Inventories                           (12,788)         (30,703)           5,233
                Accounts payable                          159           39,921           16,713
                Other current assets                    8,452          (15,190)          (7,652)
                Other current liabilities              31,933              295           20,769
    Other                                             (39,143)           3,716          (36,508)
                                                     --------         --------         --------
Cash Provided by Operating Activities                 392,962          464,799          426,892

Investing Activities
  Construction expenditures                          (345,908)        (389,194)        (271,688)
  Allowance for borrowed funds used
    during construction                                (6,961)          (5,529)          (5,203)
  Nuclear fuel                                         (6,352)         (26,053)         (23,454)
  Nuclear decommissioning trust                       (27,248)         (26,309)         (10,861)
  Conservation investments - net                          696              319            2,130
  Other                                                24,835           15,347             (581)
                                                     --------         --------         --------
Cash Used in Investing Activities                    (360,938)        (431,419)        (309,657)

Financing Activities
  Sale of - Common stock                               29,586           23,180           52,353
            Long-term debt                             47,000          238,809          234,453
  Retirement of - Preferred stock                        -                  (1)            -
                  Long-term debt                     (177,725)         (53,356)        (134,567)
  Change in short-term debt                           250,688          (87,654)         (95,136)
  Dividends on stock - Common                        (172,714)        (167,236)        (159,688)
                                                     --------         --------         --------
Cash Used in Financing Activities                     (23,165)         (46,258)        (102,585)
                                                     --------         --------         --------

Change in Cash and Cash Equivalents                  $  8,859         ($12,878)        $ 14,650
                                                     ========         ========         ========


Supplemental Information
 Cash Paid For
    Interest (net of amount capitalized)             $111,383         $ 94,964         $ 99,924
    Income taxes                                       42,859          103,916          146,979

The accompanying notes are an integral part of these financial statements.



                            WISCONSIN ENERGY CORPORATION

                             CONSOLIDATED BALANCE SHEET

                                    December 31

                                       ASSETS
                                                        1997          1996
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric                                           $4,991,330    $4,725,832
  Gas                                                   521,814       503,041
  Steam                                                  62,156        60,480
                                                     ----------    ----------
                                                      5,575,300     5,289,353
    Accumulated provision for depreciation           (2,700,839)   (2,441,950)
                                                     ----------    ----------
                                                      2,874,461     2,847,403
  Leased facilities - net (Note H)                      138,687          -
  Construction work in progress                          81,612       135,040
  Nuclear fuel - net (Note H)                            90,219        75,476
                                                     ----------    ----------
       Net Utility Plant                              3,184,979     3,057,919

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           404,240       322,085
  Conservation investments (Note A)                      69,510        92,705
  Non-utility property - net                            222,035       173,525
  Other                                                 129,572       127,908
                                                     ----------    ----------
       Total Other Property and Investments             825,357       716,223

Current Assets
  Cash and cash equivalents                              19,607        10,748
  Accounts receivable, net of allowance for
    doubtful accounts - $15,641 and $13,264             145,737       151,473
  Accrued utility revenues                              141,273       155,838
  Fossil fuel (at average cost)                         124,045       113,516
  Materials and supplies (at average cost)               73,159        70,900
  Prepayments                                            62,479        59,624
  Other                                                   7,017         3,759
                                                     ----------    ----------
       Total Current Assets                             573,317       565,858

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)            172,546       153,806
  Deferred regulatory assets (Note A)                   215,200       193,756
  Other                                                  66,285       123,276
                                                     ----------    ----------
       Total Deferred Charges and Other Assets          454,031       470,838
                                                     ----------    ----------
       Total Assets                                  $5,037,684    $4,810,838
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.



                         WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                 December 31

                        CAPITALIZATION and LIABILITIES
                                                        1997          1996
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,862,932    $1,945,344
  Preferred stock                                        30,450        30,450
  Long-term debt (Note H)                             1,532,405     1,416,067
                                                     ----------    ----------
       Total Capitalization                           3,425,787     3,391,861

Current Liabilities
  Long-term debt due currently (Note H)                  90,004       190,204
  Notes payable (Note I)                                319,953        69,265
  Accounts payable                                      148,588       148,429
  Payroll and vacation accrued                           25,392        24,007
  Taxes accrued - income and other                       41,495        37,362
  Interest accrued                                       20,334        22,828
  Other                                                  63,832        34,923
                                                     ----------    ----------
       Total Current Liabilities                        709,598       527,018

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)            525,666       511,399
  Accumulated deferred investment tax credits            86,871        87,798
  Deferred regulatory liabilities (Note A)              173,688       175,943
  Other                                                 116,074       116,819
                                                     ----------    ----------
       Total Deferred Credits and Other
         Liabilities                                    902,299       891,959

Commitments and Contingencies (Note M)
                                                     ----------    ----------
Total Capitalization and Liabilities                 $5,037,684    $4,810,838
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.



                                       WISCONSIN ENERGY CORPORATION

                                  CONSOLIDATED CAPITALIZATION STATEMENT

                                                December 31
                                                                                         1997            1996
                                                                                      ----------      ----------
                                                                                        (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 325,000,000 shares;
    outstanding - 112,865,844 and 111,678,795 shares                                  $    1,129      $    1,117
  Other paid in capital                                                                  729,654         700,080
  Retained earnings                                                                    1,132,149       1,244,147
                                                                                      ----------      ----------
       Total Common Stock Equity                                                       1,862,932       1,945,344

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,498                                         4,450           4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                           26,000          26,000
                                                                                      ----------      ----------
       Total Preferred Stock (Note G)                                                     30,450          30,450

Long-Term Debt
  First mortgage bonds
    Series   Due      1997       1996        Series   Due      1997      1996
    ------   ---    --------   --------      ------   ---    --------  --------
    Wisconsin Electric Power Company
    5-7/8%   1997   $   -      $130,000      6.85 %   2021      9,000     9,000
    6-5/8%   1997       -        10,000      7-3/4%   2023    100,000   100,000
    5-1/8%   1998     60,000     60,000      7.05 %   2024     60,000    60,000
    6-1/2%   1999     40,000     40,000      9-1/8%   2024      3,443     3,443
    6-5/8%   1999     51,000     51,000      8-3/8%   2026    100,000   100,000
    7-1/4%   2004    140,000    140,000      7.70 %   2027    200,000   200,000
    7-1/8%   2016    100,000    100,000                      --------  --------
                                                                                         863,443       1,003,443

  Debentures (unsecured)
    Wisconsin Electric Power Company - 6-1/8% Series due 1997                               -             25,000
                                       6-5/8% Series due 2006                            200,000         200,000
                                       9.47 % Series due 2006                              6,300           7,000
                                       8-1/4% Series due 2022                             25,000          25,000
                                       6-7/8% Series due 2095                            100,000         100,000

  Notes (secured)
    Wisvest Corporation - Due 2006 (Note H)                                                9,853          10,948

  Notes (unsecured)
    Wisconsin Electric Power Company - Variable rate due 2006                              1,000           1,000
                                       Variable rate due 2015                             17,350          17,350
                                       Variable rate due 2016                             67,000          67,000
                                       Variable rate due 2030                             80,000          80,000
                                       Due 2006 (Note H)                                  10,847          12,052
    Wisconsin Michigan Investment Corporation - 6.83% due 1997                              -              5,000
                                                5.80% due 1998                             7,000           7,000
                                                6.49% due 2000                             7,000           7,000
                                                6.22% due 2000                            20,000            -
                                                6.40% due 2001                            15,000            -
                                                6.33% due 2002                            12,000            -
                                                6.66% due 2003                            10,600          10,600
                                                6.85% due 2005                            10,000          10,000
    WMF Corp. - 9.1% due 2001                                                              2,400           2,875
  Obligations under capital leases - Wisconsin Electric Power Company                    182,450          42,962
  Unamortized discount - net                                                             (24,834)        (27,959)
  Long-term debt due currently                                                           (90,004)       (190,204)
                                                                                      ----------      ----------
       Total Long-Term Debt (Note H)                                                   1,532,405       1,416,067
                                                                                      ----------      ----------
       Total Capitalization                                                           $3,425,787      $3,391,861
                                                                                      ==========      ==========

The accompanying notes are an integral part of these financial statements.




                                       WISCONSIN ENERGY CORPORATION

                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT



                                               Common Stock
                                         -------------------------
                                                          $.01 Par     Other Paid     Retained
                                         Shares             Value      In Capital     Earnings        Total
                                         ------           -----------------------------------------------------
                                                                       (Thousands of Dollars)
Balance - December 31, 1994            108,939,769           $1,089      $624,568    $1,118,909      $1,744,566

Net income                                                                              234,034         234,034
Common stock cash dividends
  $1.455 per share                                                                     (159,688)       (159,688)
Sale of common stock                     1,879,568               19        52,341            (7)         52,353
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1995            110,819,337            1,108       676,909     1,193,248       1,871,265

Net income                                                                              218,135         218,135
Common stock cash dividends
  $1.5075 per share                                                                    (167,236)       (167,236)
Sale of common stock                       859,458                9        23,171                        23,180
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1996            111,678,795            1,117       700,080     1,244,147       1,945,344

Net income                                                                               60,716          60,716
Common stock cash dividends
  $1.535 per share                                                                     (172,714)       (172,714)
Sale of common stock                     1,187,049               12        29,574                        29,586
                                       -----------         --------     ----------   -----------    -----------
Balance - December 31, 1997            112,865,844           $1,129      $729,654    $1,132,149      $1,862,932
                                       ===========         ========     ==========   ===========    ===========

The accompanying notes are an integral part of these financial statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                           WISCONSIN ENERGY CORPORATION

                           NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:     The consolidated financial statements include the accounts of
Wisconsin Energy Corporation ("WEC" or the "Company"); its utility subsidiary, Wisconsin Electric Power Company ("WE"); and its non-utility subsidiaries, Wisconsin Michigan Investment Corporation ("WMIC"); Badger Service Company; WISPARK Corporation; WISVEST Corporation; WITECH Corporation; Minergy Corp.; Custometrics, LLC; WEC International Inc.; and other non-utility companies.

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

The following deferred regulatory assets and liabilities are reflected in the Consolidated Balance Sheet.

==============================================================================
                                                        December 31
                                                 1997                 1996
                                               --------             --------
                                                   (Thousands of Dollars)

  Deferred Regulatory Assets
    Deferred income taxes                      $151,157             $154,532
    Department of Energy assessments             28,575               29,022
    Deferred nuclear costs                       17,681                 -
    Other                                        17,787               10,202
                                               --------             --------
  Total Deferred Regulatory Assets             $215,200             $193,756
                                               ========             ========

  Deferred Regulatory Liabilities
    Deferred income taxes                      $148,292             $155,720
    Tax and interest refunds                     13,943               14,080
    Other                                        11,453                6,143
                                               --------             --------
  Total Deferred Regulatory Liabilities        $173,688             $175,943
                                               ========             ========
==============================================================================

WE directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, WE capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1997 and 1996, there were $69.5 million and $92.7 million of conservation investments, respectively, on the Consolidated Balance Sheet in other property and investments. Through 1995, conservation investments were charged to operating expense over a ten-year amortization period. Beginning in 1996, the capitalized conservation balance is charged to operating expense on a straight line basis over a five-year amortization period.

As a result of a December 1997 combined final order by the PSCW on two 1997 WE fuel filings, WE recorded approximately $9.3 million of accrued utility revenues in December 1997 for the anticipated 1998 recovery of 1997 fuel and purchased power costs through a temporary fuel surcharge. The exact amount that will be recovered through the temporary fuel surcharge depends upon the timing of issuance of the PSCW's 1998 Rate Order.

STATEMENT OF CASH FLOWS:     Cash and cash equivalents include marketable debt
securities acquired three months or less from maturity. During 1997, WE recorded a $140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H).

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

NEW PRONOUNCEMENTS:     In 1997, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income ("FAS 130"), FAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131") and FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS 132").
FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 131 requires that public business enterprises report in complete sets of financial statements and condensed financial statements of interim periods certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. FAS 132 revises the disclosure requirements for pensions and other postretirement benefit plans. The Company will adopt all three disclosure-only pronouncements in 1998.


B - MERGERS

NORTHERN STATES POWER COMPANY:     On May 16, 1997, the Boards of Directors of
WEC and Northern States Power Company, a Minnesota corporation ("NSP"), agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation. The Board of Directors of WEC concluded that continuing the proposed business combination, given the current regulatory climate, was not in the best interest of WEC's shareholders, customers and employees. As a result, WEC recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger.

ESELCO, INC.:     On May 13, 1997, WEC and ESELCO, Inc., parent company of
Edison Sault Electric Company ("Edison Sault"), entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC ("Agreement"). All outstanding shares of ESELCO, Inc. common stock would be converted into shares of WEC common stock based upon a value of $44.50 for each share of ESELCO, Inc. common stock in a transaction proposed to be structured as a tax-free reorganization and accounted for as a pooling of interests. The total purchase price would be approximately
$71 million. The exact number of shares of WEC common stock to be issued for each ESELCO, Inc. share would be determined by dividing $44.50 by the average closing price of WEC common stock during the ten business days prior to closing. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. During 1997, WEC recorded approximately $1.3 million of related merger expenses. WEC expects to complete the proposed acquisition as soon as practicable during 1998 upon receipt of all appropriate regulatory approvals and upon fulfillment of other customary conditions.

Edison Sault is an electric utility which serves approximately 22,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. WEC expects to operate Edison Sault as a separate utility subsidiary. ESELCO, Inc. is traded under the symbol EDSE on the NASDAQ National Market.


C - DEPRECIATION

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 1997, 4.1% in 1996 and 3.8% in 1995. Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


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

==============================================================================
                                          1997         1996         1995
                                        --------     --------     --------
                                              (Thousands of Dollars)

  Current tax expense                   $ 23,995     $129,335     $145,819
  Investment tax credit-net                 (927)      (2,430)      (4,482)
  Deferred tax expense                     7,937       (1,575)      (2,833)
                                        --------     --------     --------
     Total Tax Expense                  $ 31,005     $125,330     $138,504
                                        ========     ========     ========
  Income Before Income Taxes
    and Preferred Dividend              $ 92,924     $344,668     $373,741
                                        ========     ========     ========
  Expected tax at federal
    statutory rate                      $ 32,523     $120,634     $130,809
  State income tax net of
    federal tax benefit                    6,176       17,671       18,934
  Investment tax credit
    restored                              (4,487)      (4,509)      (4,482)
  Low-income housing credits              (2,831)      (2,930)      (2,606)
  Other (no item over
    5% of expected tax)                     (376)      (5,536)      (4,151)
                                        --------     --------     --------
     Total Tax Expense                  $ 31,005     $125,330     $138,504
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

==============================================================================
                                                      December 31
                                               1997                 1996
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 43,405             $ 41,066
    Construction advances                      49,202               45,906
    Other                                      79,939               66,834
                                             --------             --------
  Total Deferred Income Tax Assets           $172,546             $153,806
                                             ========             ========
  Deferred Income Tax Liabilities
    Property related                         $514,792             $484,199
    Conservation investments                    7,878               16,827
    Other                                       2,996               10,373
                                             --------             --------
  Total Deferred Income Tax Liabilities      $525,666             $511,399
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

As approved by the PSCW, AFUDC was capitalized during the following periods on 50% of construction work in progress ("CWIP") at the following rates:

*  February 18, 1997 - December 31, 1997      10.29%
*  January 1, 1996 - February 17, 1997        10.17%

Prior to 1996, utility rates approved by the PSCW provided for a current return on investment for selected long-term projects included in CWIP. AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1995.


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:     WE operates two approximately 500 megawatt
electric generating units at Point Beach Nuclear Plant ("Point Beach"). During 1997, 1996 and 1995, Point Beach provided 6%, 24% and 25% of WE's net electric energy supply, respectively. Point Beach's Nuclear Regulatory Commission ("NRC") licenses expire in October 2010 for Unit 1 and March 2013 for Unit 2.

On January 27, 1997, the NRC notified WE of a declining trend in performance at Point Beach. The NRC issues trend letters to provide early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. During 1997, WE undertook a comprehensive effort to address NRC concerns and to take advantage of industry best practices to further strengthen performance at the plant. On January 21, 1998, the NRC rescinded its declining trend letter and informed WE "that corrective actions [being taken by WE] have been effective in addressing [the NRC's] concerns and that the adverse trends in performance at Point Beach have been arrested."

WE returned Point Beach Unit 2 to service in August 1997 following an extended outage that began in October 1996 to replace the unit's steam generators.
Unit 2 was taken out of service from mid-November 1997 through early February 1998 and has experienced several other unplanned shutdowns in the past six months to address various equipment issues. Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. WE decided to keep Unit 1 out of service to allow Point Beach staff to focus their attention on the work necessary to bring Unit 2 back to service. During the summer of 1997, WE replaced two low pressure turbines in Unit 1 which increased its dependable generating capability from 500 to 510 megawatts. WE returned Unit 1 to service from December 1997 through mid-February 1998, when it began a scheduled refueling outage that is expected to be completed in May 1998.

WE requested that the PSCW allow deferred accounting treatment for certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. In July 1997, the PSCW approved WE's request but has not yet decided how the deferrable costs will be treated for rate making purposes. During 1997, WE incurred $40 million of deferrable nuclear costs of which $35 million was attributable to the Wisconsin electric retail jurisdiction. WE has argued in its 1998 Test Year rate proceedings to recover all $35 million over a five year period beginning in 1998. However, PSCW staff testimony in the 1998 Wisconsin retail rate proceeding recommends recovery of approximately $18 million of these costs over a five year period. As a result, WE has deferred $18 million as of December 31, 1997 in Deferred Charges and Other Assets - Deferred Regulatory Assets (See Note A).

SPENT FUEL STORAGE AND DISPOSAL:     WE currently has sufficient space in the
spent fuel pool at Point Beach to complete the fall 1998 Unit 2 and spring 1999 Unit 1 refueling outages before the pool is full in its current configuration. In response to reduced spent fuel pool storage capacity, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent fuel at Point Beach. The PSCW has authorized WE to load up to 12 casks with spent fuel and transfer the casks to the ISFSI. To date, WE has loaded two such casks. WE estimates that with implementation of 18-month fuel cycles, the remaining 10 authorized casks and the remaining space in the spent fuel pool in its current configuration, it has sufficient temporary storage to complete the scheduled fall 2003 Unit 1 refueling outage. WE is presently evaluating other dry storage alternatives and future storage cask needs and expects to initiate authorization requests with the PSCW as required to address such future needs.

In May 1997, the NRC sent WE a confirmatory action letter regarding concerns about the welding process for the casks being used at Point Beach as well as at two unaffiliated utilities. The letter prohibits the loading of additional casks until modified welding procedures are accepted by the NRC. The NRC has required that WE and the other users develop an ultrasonic inspection technique for the lid welds prior to lifting the May 1997 confirmatory action letter. WE expects to qualify this inspection technique by May 1998 and hopes to be able to resume cask loading during the summer of 1998.

Temporary spent fuel storage alternatives are necessary at Point Beach until the United States Department of Energy ("DOE") takes ownership of and permanently removes the spent fuel under a contract with WE mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 ("Waste Act"). The estimated cost of disposal of spent fuel, based on the contract with the DOE, is included in nuclear fuel expense. The DOE has indicated that it does not expect a permanent spent fuel repository to be available until at least 2010. In July 1996, the United States Court of Appeals for the District of Colombia circuit ruled that the DOE had an unconditional obligation under the Waste Act to begin accepting spent fuel by January 31, 1998. However, in December 1996, the DOE notified owners of commercial nuclear plants that it would not be able to meet its statutory obligation. On January 31, 1998, the DOE breached its contract with WE by failing to begin removing spent fuel from Point Beach. At this time, WE is unable to predict when the DOE will actually begin accepting spent nuclear fuel.

NUCLEAR INSURANCE:     The Price-Anderson Act (the "Act") as amended and
extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $8.9 billion, of which $200 million is covered by liability insurance purchased from private sources, and $8.7 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $79.3 million per reactor (WE owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach Nuclear Plant, WE would be obligated to pay its proportionate share of any such assessment.

WE participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997. However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, WE would be assessed up to a maximum of approximately $3.1 million per reactor.

WE, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion (subject to a $1 million deductible for each loss) at WE's Point Beach Nuclear Plant. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. WE's maximum retrospective liability under its policies is $12.6 million.

WE also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage (in excess of 23 weeks) at the Point Beach plant, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. WE's maximum retrospective liability under this policy is $4.9 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect WE from material adverse impact.

NUCLEAR DECOMMISSIONING:     WE expects to operate the two units at Point
Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1997 dollars is $404 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.7 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

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

==============================================================================
                                                1997      1996      1995
                                              --------  --------  --------
                                                 (Thousands of Dollars)

  Decommissioning costs                       $ 11,402  $ 15,418  $  3,456
  Earnings                                      15,846    10,891     7,405
                                              --------  --------  --------
     Depreciation Expense                     $ 27,248  $ 26,309  $ 10,861
                                              ========  ========  ========

  Total costs accrued to date                 $288,977  $261,729
  Unrealized gain                              115,263    60,356
                                              --------  --------
     Accumulated Provision for Depreciation   $404,240  $322,085
                                              ========  ========
==============================================================================

DECONTAMINATION AND DECOMMISSIONING FUND:     The Energy Policy Act of 1992
establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1997, WE has on its books a remaining estimated liability equal to the projected special assessments of $24.1 million. A corresponding deferred regulatory asset is detailed in Note A.

Effective in 1997, the PSCW had disallowed the recovery of D&D Fund assessments in Wisconsin utility retail rates as a result of a decision by the U.S. Court of Federal Claims in a case involving Yankee Atomic Electric Company ("Yankee Atomic") in which the court ruled that the assessments were unlawful. The PSCW had stated that it would be appropriate that WE be reimbursed if the Yankee Atomic decision was overturned or modified. On
May 6, 1997, the U.S. Court of Appeals for the Federal Circuit issued a decision reversing the decision of the Court of Federal Claims and upheld the assessments. The amount of the assessments related to the PSCW's rate jurisdiction were approximately 85% of the assessments or $2.6 million in 1997 and will remain as a deferred regulatory asset pending the outcome of the 1998 Rate Order in which WE submitted the assessments for amortization and rate recovery. The portion of allowable costs will be amortized to nuclear fuel expense and included in utility rates over the next 10 years.


G - PREFERRED STOCK

Preferred stock authorized but unissued is: WEC, $.01 par value, 15,000,000 shares and WE, cumulative, $25 par value, 5,000,000 shares.

The 3.60% series preferred stock is redeemable in whole or in part at the option of WE at $101 per share plus any accrued dividends.

The fair value of WE's preferred stock was $17.8 million and $16.1 million at December 31, 1997 and 1996, respectively.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:     The maturities and sinking
fund requirements through 2002 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1997 are shown below.

==============================================================================
                                                 (Thousands of Dollars)

               1998                                     $ 70,520
               1999                                       94,570
               2000                                       30,625
               2001                                       18,685
               2002                                       15,000
==============================================================================

Sinking fund requirements for the years 1998 through 2002, included in the table above, are $17.4 million. Substantially all utility plant is subject to the mortgage.

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

In October 1997, WMIC issued $15 million of 6.40% medium-term notes due 2001 and $12 million of 6.33% medium-term notes due 2002. In November 1997, WMIC issued $20 million of 6.22% medium-term notes due 2000. Proceeds of the issues were added to WMIC's general funds and will be used to finance non-utility projects.

At December 31, 1997, the interest rate for the $67 million variable rate note due 2016 was 3.70% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 4.20%.

OBLIGATIONS UNDER CAPITAL LEASE:     WE has a nuclear fuel leasing arrangement
with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, were $868,000, $2,332,000 and $2,401,000 during 1997, 1996 and 1995, respectively.

To meet a portion of WE's anticipated increase in future electric energy supply needs, WE entered into a long-term power purchase contract with an unaffiliated independent power producer, LSP-Whitewater Limited Partnership ("LS Power"). The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy purchase requirements. The contract expires in 2022, at which time WE may renew for another ten years or purchase the generating facility at fair value. WE treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of LS Power's facility in September 1997, imputed interest costs on the purchase power obligation were approximately $6.5 million and total amortization costs of Utility Plant Under Capital Leases was $1.6 million. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset. Due to the timing of the minimum lease payments, WE expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each begins to unwind over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the income statement. Interest expense on the purchase power obligation, included in purchased power expense, was $5,614,000 during 1997.

Provided below is a summary of WE's nuclear fuel and property under capital leases at December 31.

==============================================================================
                                                       1997        1996
                                                     --------    --------
                                                    (Thousands of Dollars)
    Nuclear Fuel
      Under capital lease                            $ 95,464    $100,952
      Accumulated provision for amortization          (59,783)    (61,408)
      In process/stock                                 54,538      35,932
                                                     --------    --------
    Total Nuclear Fuel                               $ 90,219    $ 75,476
                                                     ========    ========
    Utility Plant Under Capital Leases
      Long-term purchase power commitments           $140,312    $   -
      Accumulated provision for amortization           (1,625)       -
                                                     --------    --------
    Net Utility Plant - Leased Facilities            $138,687    $   -
                                                     ========    ========
==============================================================================

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1997 are as follows:

==============================================================================
                                    Nuclear      Purchase Power
                                   Fuel Lease      Commitment        Total
                                  -------------  --------------  -------------
                                             (Thousands of Dollars)

     1998                            $ 18,315        $ 23,272       $ 41,587
     1999                              12,655          24,123         36,778
     2000                               8,311          25,031         33,342
     2001                               2,302          25,968         28,270
     2002                                 150          26,961         27,111
 Later Years                             -            588,145        588,145
                                     --------        --------       --------
 Total Minimum Lease Payments          41,733         713,500        755,233
 Less: Estimated Executory Costs         -           (142,930)      (142,930)
                                     --------        --------       --------
 Net Minimum Lease Payments            41,733         570,570        612,303
 Less: Interest                        (3,020)       (426,833)      (429,853)
                                     --------        --------       --------
 Present Value of
  Net Minimum Lease Payments           38,713         143,737        182,450
 Less: Due Currently                  (19,484)           -           (19,484)
                                     --------        --------       --------
                                     $ 19,229        $143,737       $162,966
                                     ========        ========       ========
==============================================================================

FAIR VALUE:     The fair value of the Company's long-term debt was
$1.7 billion and $1.6 billion at December 31, 1997 and 1996, respectively. The fair value of WE's first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for the Company's unsecured notes. The fair value of WE's nuclear fuel and long-term purchase power commitment capital leases are the market value of the Trust's commercial paper and the estimated fair value of the lessor's related electric generating facilities, respectively.


I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

==============================================================================
                                  1997                        1996
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

  Banks                   $127,815     6.40%         $ 34,370       6.30%
  Commercial paper         192,138     5.84%           34,895       5.59%
                          --------                   --------
                          $319,953                   $ 69,265
                          ========                   ========
==============================================================================

Unused lines of credit for short-term borrowing amounted to $199.5 million at December 31, 1997. In support of various informal lines of credit from banks, WEC subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - PENSION PLANS

Prior to 1996, WE had several defined benefit noncontributory pension plans covering all eligible employees. Pension benefits were based on years of service and the employee's compensation. Effective January 1, 1996, plans covering all employees were converted to a single defined benefit noncontributory cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of annual plan wages, a credit based upon WE's annual financial performance and individual account-based interest credits. Lump sum payout at termination of employment or retirement is available. Each employee's opening account balance was based on accrued pension benefits as of December 31, 1994 and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum amount was credited for an additional transition credit based on age and/or years of service. The cash balance plan includes a grandfather clause, where employees who retire during the 15 years following January 1, 1996 receive the greater of pension benefits calculated under their original pension plan or under the cash balance plan.

The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.


==============================================================================
Pension Cost calculated per FAS 87 *            1997       1996       1995
----------------------------------            --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Pension Cost,
 Year Ended December 31
  Cost of pension benefits earned by
   employees                                  $  9,216   $  9,912   $  8,985
  Interest cost on projected benefit
   obligation                                   45,613     41,454     41,586
  Actual return on plan assets                (114,294)   (85,141)  (136,243)
  Net amortization and deferral                 63,347     34,600     88,493
                                              --------   --------   --------
Total pension cost calculated
under FAS 87                                  $  3,882   $    825   $  2,821
                                              ========   ========   ========
Actuarial Present Value of Accumulated
 Benefit Obligation, at December 31
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $611,796   $560,801
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                         10,897     14,741
                                              --------   --------
Total obligation                              $622,693   $575,542
                                              ========   ========
Funded Status of Plans: Pension Assets and
 Obligations at December 31
  Pension assets at fair market value         $761,881   $687,482
  Projected benefit obligation
   at present value                           (649,256)  (601,213)
  Unrecognized transition asset                (17,150)   (19,566)
  Unrecognized prior service cost               34,344     36,027
  Unrecognized net gain                       (123,094)   (96,344)
                                              --------   --------
Projected status of plans                     $  6,725   $  6,386
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money            7.25       7.75       7.25
  Assumed rate of increase in
   compensation levels                           4.75 to    4.75 to    4.75
                                                 5.0        5.0
  Expected long-term rate of return
   on pension assets                             9.0        9.0        9.0
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

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106                         1997       1996       1995
-------------------------------------------   --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Postretirement
 Benefit Cost, Year Ended December 31
  Cost of postretirement benefits
   earned by employees                        $  1,911   $  2,436   $  2,276
  Interest cost on projected
   benefit obligation                           10,343     10,456     10,458
  Actual return on plan assets                 (10,786)    (5,938)   (12,598)
  Net amortization and deferral                 10,952      6,745     13,951
                                              --------   --------   --------
Total postretirement benefit cost
  calculated under FAS 106                    $ 12,420   $ 13,699   $ 14,087
                                              ========   ========   ========
Funded Status of Plans: Postretirement
 Obligations and Assets at December 31
  Accumulated Postretirement
  Benefit Obligation
   Retirees                                   ($94,011)  ($92,417)
   Fully eligible active plan participants     (11,654)    (9,938)
   Other active plan participants              (42,516)   (40,428)
                                              --------   --------
  Total obligation                            (148,181)  (142,783)
  Postretirement assets at
   fair market value                            59,841     49,424
                                              --------   --------
  Accumulated postretirement benefit
   obligation in excess of plan assets         (88,340)   (93,359)
  Unrecognized transition obligation            68,825     78,239
  Unrecognized prior service cost                 (938)    (1,038)
  Unrecognized net gain                        (14,458)   (14,583)
                                              --------   --------
Accrued Postretirement Benefit Obligation     ($34,911)  ($30,741)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money             7.25       7.75       7.25
  Assumed rate of increase in
   compensation levels                            4.75 to    4.75 to    4.75
                                                  5.0        5.0
  Expected long-term rate of return
   on postretirement assets                       9.0        9.0        9.0
  Health care cost trend rate                     7.5 declining to
                                                  5.0 in year 2002
==============================================================================

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $9.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $0.9 million.

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

Effective for 1996, WEC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and will continue to apply the intrinsic value method of accounting for awards under the Plan as required by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If WEC had adopted the optional FAS 123 accounting method for Plan awards as of the beginning of 1995, the effect on net income and earnings per share for 1997, 1996 and 1995 would have been immaterial.

The following is a summary of stock options issued through December 31, 1997 under the Plan.

  =========================================================================================================
                                            1997                     1996                     1995
                                    --------------------     --------------------     --------------------
                                                Weighted                 Weighted                 Weighted
                                                Average                  Average                  Average
                                    Number of   Exercise     Number of   Exercise     Number of   Exercise
                                     Options     Price        Options     Price        Options     Price
                                    ---------   --------     ---------   --------     ---------   --------
   Outstanding at January 1           523,900    $28.038       335,500    $28.832       145,500    $27.061
     Granted                           40,000    $27.653       210,900    $26.813       190,000    $30.188
     Forfeited                        (32,900)   $28.085       (22,500)   $28.400          -          -
                                    ---------                ---------                ---------
   Outstanding at December 31         531,000    $28.006       523,900    $28.038       335,500    $28.832
                                    =========                =========                =========
  =========================================================================================================

As of December 31, 1997, the 531,000 options outstanding under the Plan are exercisable at per share prices of between $26.813 and $30.188 with a weighted average remaining contractual life of 8.2 years. These options are exercisable four years after the grant date with an exercise period of ten years from the grant date.

The earliest year in which any of the options could be exercised was 1997. As of December 31, 1997, the 51,750 exercisable options outstanding under the Plan are exercisable at a per share price of $27.375 with a weighted average remaining contractual life of 6.0 years.

Each stock option includes performance units based on contingent dividends for four years from the date of grant. Payment of these dividends depends on the achievement of certain performance goals. No SARs or stock awards have been granted and no performance units have been earned to date.


L - INFORMATION BY SEGMENTS OF BUSINESS

WEC is a holding company with subsidiaries in utility and non-utility businesses. The Company's principal business segments include electric, gas and steam utility operations. The electric utility generates, transmits, distributes and sells electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in three service areas in southeastern, east central and western Wisconsin that are largely within the electric service area. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee area. Principal non-utility lines of business include real estate investment and development, venture capital investments in Wisconsin and the Upper Peninsula of Michigan, and investments in recycling technology and energy related entities. The following summarizes the business segments of the Company.

==============================================================================
Year ended December 31                       1997        1996        1995
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,412,115  $1,393,270  $1,437,480
  Operating income before income taxes       219,010     380,376     419,271
  Depreciation                               213,785     183,159     164,789
  Construction expenditures                  236,384     272,838     223,723

Gas Operations
  Operating revenues                         355,172     364,875     318,262
  Operating income before income taxes        32,978      47,720      47,022
  Depreciation                                21,421      18,246      17,722
  Construction expenditures                   22,977      22,851      24,851

Steam Operations
  Operating revenues                          22,315      15,675      14,742
  Operating income before income taxes         5,260       4,375       3,757
  Depreciation                                 2,492       1,391       1,365
  Construction expenditures                    1,006      21,651         206

Consolidated
  Operating revenues                       1,789,602   1,773,820   1,770,484
  Operating income before income taxes       257,248     432,471     470,050
  Depreciation                               237,698     202,796     183,876
  Construction expenditures
    (including non-utility)                  345,908     389,194     271,688

Other Information
  Non-utility Net Income*
    Real estate activities                  $  6,966    $  8,820    $  3,583
    Other**                                   (8,692)       (797)     (9,013)

At December 31
--------------
Net Identifiable Assets
  Electric                                $3,900,889  $3,646,997  $3,449,822
  Gas                                        392,865     400,582     376,536
  Steam                                       45,131      46,499      25,214
  Non-utility
   Real estate activities                    211,359     200,603     175,746
   Other**                                   154,822      89,358      55,661
                                          ----------  ----------  ----------
Total Identifiable Assets                  4,705,066   4,384,039   4,082,979
  Other corporate assets ***                 332,618     426,799     477,756
                                          ----------  ----------  ----------
Total Consolidated Assets                 $5,037,684  $4,810,838  $4,560,735
                                          ==========  ==========  ==========
==============================================================================
 *   Excludes merger expenses.

 ** Primarily venture capital, recycling technology and energy related activities.

 *** Primarily other property and investments, materials and supplies and deferred charges.


M - COMMITMENTS AND CONTINGENCIES

KIMBERLY COGENERATION EQUIPMENT:     In conjunction with a proposal to
construct a 220 megawatt cogeneration facility in Kimberly, Wisconsin, WE purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Since 1994, WE has continued to carry the Equipment at a cost of approximately $66.3 million and has entertained numerous proposals and projects for which the Equipment could be used. During 1997, WE continued to review its options for use or sale of the Equipment. In the fourth quarter of 1997, WE entered into the final phase of negotiating an agreement for a joint independent power project involving the Equipment.
Under the provisions of FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed, WE refined its cash flow projection for the Equipment based upon the latest proposal. As measured by expected gross cash flows to be earned under this project, WE determined that an impairment existed. As a result, WE recorded a $30.0 million impairment charge in the fourth quarter of 1997 which is included in the Miscellaneous - Net Other Income and Deductions line of the income statement. Based upon the estimated discounted cash flows of the project, WE determined that a net current investment at fair value of $36.3 million should remain on its balance sheet for the Equipment in Other Deferred Charges and Other Assets.

MANUFACTURED GAS PLANT SITES:     WE continues a voluntary program to
investigate the remediation of 11 former manufactured gas plant ("MGP") sites. WE currently estimates that future costs to be incurred for detailed site investigation and remediation is $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation. In WE's February 13, 1997 rate order, the PSCW amplified its position on the recovery of MGP remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.


Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Capital Requirements 1998-2002."



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed under
Item 14(a)(1) and (2) appearing in Item 14 of this report present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
---------------------------------
PRICE WATERHOUSE LLP



Milwaukee, Wisconsin
January 28, 1998



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (cont'd)


                                   WISCONSIN ELECTRIC POWER COMPANY

                                           INCOME STATEMENT

                                        Year Ended December 31

                                               1997                1996                1995
                                            ----------          ----------          ----------
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,412,115          $1,393,270          $1,437,480
  Gas                                          355,172             364,875             318,262
  Steam                                         22,315              15,675              14,742
                                            ----------          ----------          ----------
       Total Operating Revenues              1,789,602           1,773,820           1,770,484

Operating Expenses
  Fuel (Note H)                                311,966             295,651             303,553
  Purchased power (Note H)                     132,689              36,216              41,834
  Cost of gas sold                             233,877             234,254             188,764
  Other operation expenses                     407,114             391,520             395,242
  Maintenance                                  135,096             103,046             112,400
  Depreciation (Note C)                        237,698             202,796             183,876
  Taxes other than income taxes                 73,914              77,866              74,765
  Federal income tax (Note D)                   40,221             105,656             119,939
  State income tax (Note D)                     10,558              24,976              28,405
  Deferred income taxes - net (Note D)           7,937              (1,575)             (2,833)
  Investment tax credit - net (Note D)            (927)             (2,430)             (4,482)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,590,143           1,467,976           1,441,463

Operating Income                               199,459             305,844             329,021

Other Income and Deductions
  Interest income                               17,974              13,553              12,850
  Allowance for other funds used during
    construction (Note E)                        3,349               3,036               3,650
  Merger expenses (Note B)                     (21,881)               -                   -
  Miscellaneous - net (Note M)                 (37,531)             (3,642)              5,677
  Federal income tax (Note D)                   19,687                (631)               (535)
  State income tax (Note D)                      3,090                (570)               (370)
                                            ----------          ----------          ----------
       Total Other Income and Deductions       (15,312)             11,746              21,272

Income Before Interest Charges                 184,147             317,590             350,293

Interest Charges
  Long-term debt                               106,573             100,133              99,727
  Other interest                                 8,730               7,821              11,960
  Allowance for borrowed funds used
    during construction (Note E)                (1,771)             (1,679)             (2,062)
                                            ----------          ----------          ----------
       Total Interest Charges                  113,532             106,275             109,625
                                            ----------          ----------          ----------
Net Income                                      70,615             211,315             240,668

Preferred Stock Dividend Requirement             1,203               1,203               1,203
                                            ----------          ----------          ----------
Earnings Available for Common
  Stockholder                               $   69,412          $  210,112          $  239,465
                                            ==========          ==========          ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of Wisconsin
       Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The accompanying notes are an integral part of these financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                          Year Ended December 31
                                                       1997             1996             1995
                                                     --------         --------         --------
                                                               (Thousands of Dollars)
Operating Activities
  Net income                                         $ 70,615         $211,315         $240,668
  Reconciliation to cash
    Depreciation                                      237,698          202,796          183,876
    Nuclear fuel expense - amortization                 5,426           21,887           22,324
    Conservation expense - amortization                22,498           22,498           21,870
    Debt premium, discount & expense -
      amortization                                      7,561            9,762           12,652
    Deferred income taxes - net                         7,937           (1,575)          (2,833)
    Investment tax credit - net                          (927)          (2,430)          (4,482)
    Allowance for other funds used
      during construction                              (3,349)          (3,036)          (3,650)
    Write-off of merger costs                          21,881             -                -
    Write-down of equipment                            30,000             -                -
    Change in - Accounts receivable                       145            4,220          (32,639)
                Inventories                           (12,788)         (30,703)           5,233
                Accounts payable                       (3,097)          38,779           16,650
                Other current assets                   10,782          (14,297)          (4,068)
                Other current liabilities              29,074           (2,780)          17,097
    Other                                             (52,759)           4,874          (34,608)
                                                     --------         --------         --------
Cash Provided by Operating Activities                 370,697          461,310          438,090


Investing Activities
  Construction expenditures                          (260,649)        (319,832)        (248,867)
  Allowance for borrowed funds used
    during construction                                (1,771)          (1,679)          (2,062)
  Nuclear fuel                                         (6,352)         (26,053)         (23,454)
  Nuclear decommissioning trust                       (27,248)         (26,309)         (10,861)
  Conservation investments - net                          696              319            2,130
  Other                                                21,663           (8,211)          (4,511)
                                                     --------         --------         --------
Cash Used in Investing Activities                    (273,661)        (381,765)        (287,625)

Financing Activities
  Retirement of preferred stock                          -                  (1)            -
  Sale of long-term debt                                 -             230,094          217,453
  Retirement of long-term debt                       (171,155)         (52,921)        (134,172)
  Change in short-term debt                           197,243         (105,304)         (91,811)
  Stockholder capital contribution                    100,000             -              30,000
  Dividends on - Common stock                        (213,692)        (167,889)        (159,576)
               - Preferred stock                       (1,203)          (1,203)          (1,203)
                                                     --------         --------         --------
Cash Used in Financing Activities                     (88,807)         (97,224)        (139,309)
                                                     --------         --------         --------

Change in Cash and Cash Equivalents                  $  8,229         ($17,679)        $ 11,156
                                                     ========         ========         ========

Supplemental information - Cash Paid For
  Interest (net of amount capitalized)               $112,682         $ 94,845         $ 99,352
  Income taxes                                         45,210          107,682          149,224

The accompanying notes are an integral part of these financial statements.




                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31

                                    ASSETS
                                                        1997          1996
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Utility Plant
  Electric                                           $4,991,330    $4,725,832
  Gas                                                   521,814       503,041
  Steam                                                  62,156        60,480
                                                     ----------    ----------
                                                      5,575,300     5,289,353
    Accumulated provision for depreciation           (2,700,839)   (2,441,950)
                                                     ----------    ----------
                                                      2,874,461     2,847,403
  Leased facilities - net (Note H)                      138,687          -
  Construction work in progress                          81,612       135,040
  Nuclear fuel - net (Note H)                            90,219        75,476
                                                     ----------    ----------
       Net Utility Plant                              3,184,979     3,057,919

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           404,240       322,085
  Conservation investments (Note A)                      69,510        92,705
  Other                                                  14,713        43,219
                                                     ----------    ----------
       Total Other Property and Investments             488,463       458,009

Current Assets
  Cash and cash equivalents                              10,100         1,871
  Accounts receivable, net of allowance for
    doubtful accounts - $15,641 and $13,264             140,111       140,256
  Accrued utility revenues                              141,273       155,838
  Fossil fuel (at average cost)                         124,045       113,516
  Materials and supplies (at average cost)               73,159        70,900
  Prepayments                                            56,192        55,176
  Other                                                   6,035         3,268
                                                     ----------    ----------
       Total Current Assets                             550,915       540,825

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)            169,306       150,269
  Deferred regulatory assets (Note A)                   215,200       193,756
  Other                                                  58,977       106,382
                                                     ----------    ----------
       Total Deferred Charges and Other Assets          443,483       450,407
                                                     ----------    ----------
Total Assets                                         $4,667,840    $4,507,160
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.




                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31

                        CAPITALIZATION and LIABILITIES
                                                        1997          1996
                                                     ----------    ----------
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,694,508    $1,738,788
  Preferred stock                                        30,450        30,450
  Long-term debt (Note H)                             1,448,558     1,371,446
                                                     ----------    ----------
       Total Capitalization                           3,173,516     3,140,684

Current Liabilities
  Long-term debt due currently (Note H)                  81,389       183,635
  Notes payable (Note I)                                242,633        45,390
  Accounts payable                                      142,797       145,894
  Payroll and vacation accrued                           25,392        24,007
  Taxes accrued - income and other                       38,475        33,581
  Interest accrued                                       20,012        22,500
  Other                                                  57,871        32,588
                                                     ----------    ----------
       Total Current Liabilities                        608,569       487,595

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)            521,429       507,845
  Accumulated deferred investment tax credits            86,871        87,798
  Deferred regulatory liabilities (Note A)              173,688       175,943
  Other                                                 103,767       107,295
                                                     ----------    ----------
       Total Deferred Credits and Other
         Liabilities                                    885,755       878,881

Commitments and Contingencies (Note M)
                                                     ----------    ----------
Total Capitalization and Liabilities                 $4,667,840    $4,507,160
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                         CAPITALIZATION STATEMENT

                                                December 31
                                                                                1997          1996
                                                                             ----------    ----------
                                                                              (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $  332,893    $  332,893
  Other paid in capital                                                         380,689       280,689
  Retained earnings                                                             980,926     1,125,206
                                                                             ----------    ----------
       Total Common Stock Equity                                              1,694,508     1,738,788

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized
    45,000 shares; outstanding - 44,498 shares                                    4,450         4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                  26,000        26,000
                                                                             ----------    ----------
       Total Preferred Stock (Note G)                                            30,450        30,450

Long-Term Debt
  First mortgage bonds
    Series       Due
    ------       ---
    5-7/8%       1997                                                              -          130,000
    6-5/8%       1997                                                              -           10,000
    5-1/8%       1998                                                            60,000        60,000
    6-1/2%       1999                                                            40,000        40,000
    6-5/8%       1999                                                            51,000        51,000
    7-1/4%       2004                                                           140,000       140,000
    7-1/8%       2016                                                           100,000       100,000
    6.85 %       2021                                                             9,000         9,000
    7-3/4%       2023                                                           100,000       100,000
    7.05 %       2024                                                            60,000        60,000
    9-1/8%       2024                                                             3,443         3,443
    8-3/8%       2026                                                           100,000       100,000
    7.70 %       2027                                                           200,000       200,000
                                                                             ----------    ----------
                                                                                863,443     1,003,443
  Debentures (unsecured)
    6-1/8%       1997                                                              -           25,000
    6-5/8%       2006                                                           200,000       200,000
    9.47%        2006                                                             6,300         7,000
    8-1/4%       2022                                                            25,000        25,000
    6-7/8%       2095                                                           100,000       100,000

  Notes (unsecured)
    Variable rate due 2006                                                        1,000         1,000
    Variable rate due 2015                                                       17,350        17,350
    Variable rate due 2016                                                       67,000        67,000
    Variable rate due 2030                                                       80,000        80,000
    Due 2006 (Note H)                                                            10,847        12,052

Obligations under capital leases                                                182,450        42,962
Unamortized discount - net                                                      (23,443)      (25,726)
Long-term debt due currently                                                    (81,389)     (183,635)
                                                                             ----------    ----------
       Total Long-Term Debt (Note H)                                          1,448,558     1,371,446
                                                                             ----------    ----------
       Total Capitalization                                                  $3,173,516    $3,140,684
                                                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                      COMMON STOCK EQUITY STATEMENT



                                               Common Stock
                                         -------------------------
                                                           $10 Par     Other Paid     Retained
                                         Shares             Value      In Capital     Earnings        Total
                                         ------           -----------------------------------------------------
                                                                       (Thousands of Dollars)
Balance - December 31, 1994            33,289,327          $332,893     $250,689     $1,003,094      $1,586,676


Net income                                                                              240,668         240,668

Cash dividends
  Common stock                                                                         (159,576)       (159,576)
  Preferred stock                                                                        (1,203)         (1,203)

Stockholder capital contribution                                          30,000                         30,000
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1995            33,289,327           332,893      280,689      1,082,983       1,696,565


Net income                                                                              211,315         211,315

Cash dividends
  Common stock                                                                         (167,889)       (167,889)
  Preferred stock                                                                        (1,203)         (1,203)
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1996            33,289,327           332,893      280,689      1,125,206       1,738,788


Net income                                                                               70,615          70,615

Cash dividends
  Common stock                                                                         (213,692)       (213,692)
  Preferred stock                                                                        (1,203)         (1,203)
Stockholder capital contribution                                         100,000                        100,000
                                       ----------          --------     --------     -----------    -----------
Balance - December 31, 1997            33,289,327          $332,893     $380,689     $  980,926      $1,694,508
                                       ==========          ========     ========     ===========    ===========

The accompanying notes are an integral part of these financial statements.



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

The following deferred regulatory assets and liabilities are reflected in the Balance Sheet.

==============================================================================
                                                      December 31
                                               1997                 1996
                                             --------             --------
                                                 (Thousands of Dollars)

  Deferred Regulatory Assets
    Deferred income taxes                    $151,157             $154,532
    Department of Energy assessments           28,575               29,022
    Deferred nuclear costs                     17,681                 -
    Other                                      17,787               10,202
                                             --------             --------
  Total Deferred Regulatory Assets           $215,200             $193,756
                                             ========             ========

  Deferred Regulatory Liabilities
    Deferred income taxes                    $148,292             $155,720
    Tax and interest refunds                   13,943               14,080
    Other                                      11,453                6,143
                                             --------             --------
  Total Deferred Regulatory Liabilities      $173,688             $175,943
                                             ========             ========
==============================================================================

WE directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, WE capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1997 and 1996, there were $69.5 million and $92.7 million of conservation investments, respectively, on the Balance Sheet in other property and investments. Through 1995, conservation investments were charged to operating expense over a ten-year amortization period. Beginning in 1996, the capitalized conservation balance is charged to operating expense on a straight line basis over a five-year amortization period.

As a result of a December 1997 combined final order by the PSCW on two 1997 WE fuel filings, WE recorded approximately $9.3 million of accrued utility revenues in December 1997 for the anticipated 1998 recovery of 1997 fuel and purchased power costs through a temporary fuel surcharge. The exact amount that will be recovered through the temporary fuel surcharge depends upon the timing of issuance of the PSCW's 1998 Rate Order.

STATEMENT OF CASH FLOWS:     Cash and cash equivalents include marketable debt
securities acquired three months or less from maturity. During 1997, WE recorded a $140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H).

NEW PRONOUNCEMENTS:     In 1997, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income ("FAS 130"), FAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131") and FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS 132").
FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 131 requires that public business enterprises report in complete sets of financial statements and condensed financial statements of interim periods certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. FAS 132 revises the disclosure requirements for pensions and other postretirement benefit plans. WE will adopt all three disclosure-only pronouncements in 1998.


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

NORTHERN STATES POWER COMPANY: On May 16, 1997, the Boards of Directors of WEC and Northern States Power Company, a Minnesota corporation ("NSP"), agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of WEC and NSP to form Primergy Corporation ("Primergy"). Primergy would have become the parent company of WE under the proposed business combination. The Board of Directors of WEC concluded that continuing the proposed business combination, given the current regulatory climate, was not in the best interest of WEC's shareholders, customers and employees. As a result, WEC recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to WE.


C - DEPRECIATION

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 1997, 4.1% in 1996 and 3.8% in 1995. Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


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

==============================================================================
                                          1997         1996         1995
                                        --------     --------     --------
                                              (Thousands of Dollars)

  Current tax expense                   $ 28,002     $131,833     $149,249
  Investment tax credit-net                 (927)      (2,430)      (4,482)
  Deferred tax expense                     7,937       (1,575)      (2,833)
                                        --------     --------     --------
     Total Tax Expense                  $ 35,012     $127,828     $141,934
                                        ========     ========     ========
  Income Before Income Taxes
    and Preferred Dividend              $105,627     $339,143     $382,602
                                        ========     ========     ========
  Expected tax at federal
    statutory rate                      $ 36,969     $118,700     $133,911
  State income tax net of
    federal tax benefit                    6,125       17,624       18,943
  Investment tax credit
    restored                              (4,487)      (4,509)      (4,482)
  Other (no item over
    5% of expected tax)                   (3,595)      (3,987)      (6,438)
                                        --------     --------     --------
     Total Tax Expense                  $ 35,012     $127,828     $141,934
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

==============================================================================
                                                      December 31
                                               1997                 1996
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 43,405             $ 41,066
    Construction advances                      49,202               45,906
    Other                                      76,699               63,297
                                             --------             --------
  Total Deferred Income Tax Assets           $169,306             $150,269
                                             ========             ========
  Deferred Income Tax Liabilities
    Property related                         $510,621             $480,788
    Conservation investments                    7,878               16,827
    Other                                       2,930               10,230
                                             --------             --------
  Total Deferred Income Tax Liabilities      $521,429             $507,845
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

As approved by the PSCW, AFUDC was capitalized during the following periods on 50% of construction work in progress ("CWIP") at the following rates:

*  February 18, 1997 - December 31, 1997      10.29%
*  January 1, 1996 - February 17, 1997        10.17%

Prior to 1996, utility rates approved by the PSCW provided for a current return on investment for selected long-term projects included in CWIP. AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1995.


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:     WE operates two approximately 500 megawatt
electric generating units at Point Beach Nuclear Plant ("Point Beach"). During 1997, 1996 and 1995, Point Beach provided 6%, 24% and 25% of WE's net electric energy supply, respectively. Point Beach's Nuclear Regulatory Commission ("NRC") licenses expire in October 2010 for Unit 1 and March 2013 for Unit 2.

On January 27, 1997, the NRC notified WE of a declining trend in performance at Point Beach. The NRC issues trend letters to provide early notification of declining performance and to allow a utility, under the watchfulness of the NRC, to take early corrective actions. During 1997, WE undertook a comprehensive effort to address NRC concerns and to take advantage of industry best practices to further strengthen performance at the plant. On January 21, 1998, the NRC rescinded its declining trend letter and informed WE "that corrective actions [being taken by WE] have been effective in addressing [the NRC's] concerns and that the adverse trends in performance at Point Beach have been arrested."

WE returned Point Beach Unit 2 to service in August 1997 following an extended outage that began in October 1996 to replace the unit's steam generators.
Unit 2 was taken out of service from mid-November 1997 through February 1998 and has experienced several other unplanned shutdowns in the past six months to address various equipment issues. Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. WE decided to keep Unit 1 out of service to allow Point Beach staff to focus their attention on the work necessary to bring Unit 2 back to service. During the summer of 1997, WE replaced two low pressure turbines in Unit 1 which increased its dependable generating capability from 500 to 510 megawatts. WE returned Unit 1 to service from December 1997 through mid-February 1998, when it began a scheduled refueling outage that is expected to be completed in May 1998.

WE requested that the PSCW allow deferred accounting treatment for certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. In July 1997, the PSCW approved WE's request but has not yet decided how the deferrable costs will be treated for rate making purposes. During 1997, WE incurred $40 million of deferrable nuclear costs of which $35 million was attributable to the Wisconsin electric retail jurisdiction. WE has argued in its 1998 Test Year rate proceedings to recover all $35 million over a five year period beginning in 1998. However, PSCW staff testimony in the 1998 Wisconsin retail rate proceeding recommends recovery of approximately $18 million of these costs over a five year period. As a result, WE has deferred $18 million as of December 31, 1997 in Deferred Charges and Other Assets - Deferred Regulatory Assets (See Note A).

SPENT FUEL STORAGE AND DISPOSAL:     WE currently has sufficient space in the
spent fuel pool at Point Beach to complete the fall 1998 Unit 2 and spring 1999 Unit 1 refueling outages before the pool is full in its current configuration. In response to reduced spent fuel pool storage capacity, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent fuel at Point Beach. The PSCW has authorized WE to load up to 12 casks with spent fuel and transfer the casks to the ISFSI. To date, WE has loaded two such casks. WE estimates that with implementation of 18-month fuel cycles, the remaining 10 authorized casks and the remaining space in the spent fuel pool in its current configuration, it has sufficient temporary storage to complete the scheduled fall 2003 Unit 1 refueling outage. WE is presently evaluating other dry storage alternatives and future storage cask needs and expects to initiate authorization requests with the PSCW as required to address such future needs.

In May 1997, the NRC sent WE a confirmatory action letter regarding concerns about the welding process for the casks being used at Point Beach as well as at two unaffiliated utilities. The letter prohibits the loading of additional casks until modified welding procedures are accepted by the NRC. The NRC has required that WE and the other users develop an ultrasonic inspection technique for the lid welds prior to lifting the May 1997 confirmatory action letter. WE expects to qualify this inspection technique by May 1998 and hopes to be able to resume cask loading during the summer of 1998.

Temporary spent fuel storage alternatives are necessary at Point Beach until the United States Department of Energy ("DOE") takes ownership of and permanently removes the spent fuel under a contract with WE mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 ("Waste Act"). The estimated cost of disposal of spent fuel, based on the contract with the DOE, is included in nuclear fuel expense. The DOE has indicated that it does not expect a permanent spent fuel repository to be available until at least 2010. In July 1996, the United States Court of Appeals for the District of Colombia circuit ruled that the DOE had an unconditional obligation under the Waste Act to begin accepting spent fuel by January 31, 1998. However, in December 1996, the DOE notified owners of commercial nuclear plants that it would not be able to meet its statutory obligation. On January 31, 1998, the DOE breached its contract with WE by failing to begin removing spent fuel from Point Beach. At this time, WE is unable to predict when the DOE will actually begin accepting spent nuclear fuel.

NUCLEAR INSURANCE:     The Price-Anderson Act (the "Act") as amended and
extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $8.9 billion, of which $200 million is covered by liability insurance purchased from private sources, and $8.7 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $79.3 million per reactor (WE owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach Nuclear Plant, WE would be obligated to pay its proportionate share of any such assessment.

WE participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997. However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, WE would be assessed up to a maximum of approximately $3.1 million per reactor.

WE, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion (subject to a $1 million deductible for each loss) at WE's Point Beach Nuclear Plant. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. WE's maximum retrospective liability under its policies is $12.6 million.

WE also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage (in excess of 23 weeks) at the Point Beach plant, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. WE's maximum retrospective liability under this policy is $4.9 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect WE from material adverse impact.

NUCLEAR DECOMMISSIONING:     WE expects to operate the two units at Point
Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1997 dollars is $404 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.7 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

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

==============================================================================
                                                1997      1996      1995
                                              --------  --------  --------
                                                 (Thousands of Dollars)

  Decommissioning costs                       $ 11,402  $ 15,418  $  3,456
  Earnings                                      15,846    10,891     7,405
                                              --------  --------  --------
     Depreciation Expense                     $ 27,248  $ 26,309  $ 10,861
                                              ========  ========  ========

  Total costs accrued to date                 $288,977  $261,729
  Unrealized gain                              115,263    60,356
                                              --------  --------
     Accumulated Provision for Depreciation   $404,240  $322,085
                                              ========  ========
==============================================================================

DECONTAMINATION AND DECOMMISSIONING FUND:     The Energy Policy Act of 1992
establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1997, WE has on its books a remaining estimated liability equal to the projected special assessments of $24.1 million. A corresponding deferred regulatory asset is detailed in Note A.

Effective in 1997, the PSCW had disallowed the recovery of D&D Fund assessments in Wisconsin utility retail rates as a result of a decision by the U.S. Court of Federal Claims in a case involving Yankee Atomic Electric Company ("Yankee Atomic") in which the court ruled that the assessments were unlawful. The PSCW had stated that it would be appropriate that WE be reimbursed if the Yankee Atomic decision was overturned or modified. On
May 6, 1997, the U.S. Court of Appeals for the Federal Circuit issued a decision reversing the decision of the Court of Federal Claims and upheld the assessments. The amount of the assessments related to the PSCW's rate jurisdiction were approximately 85% of the assessments or $2.6 million in 1997 and will remain as a deferred regulatory asset pending the outcome of the 1998 Rate Order in which WE submitted the assessments for amortization and rate recovery. The portion of allowable costs will be amortized to nuclear fuel expense and included in utility rates over the next 10 years.


G - PREFERRED STOCK

Serial preferred stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends, no dividends or other distributions may be paid on WE's common stock.

The 3.60% series preferred stock is redeemable in whole or in part at the option of WE at $101 per share plus any accrued dividends.

The fair value of WE's preferred stock was $17.8 million and $16.1 million at December 31, 1997 and 1996, respectively.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:     The maturities and sinking
fund requirements through 2002 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1997 are shown below.

==============================================================================
                                                 (Thousands of Dollars)

               1998                                     $ 61,905
               1999                                       92,905
               2000                                        1,905
               2001                                        1,905
               2002                                        1,905
==============================================================================

Sinking fund requirements for the years 1998 through 2002, included in the table above, are $9.5 million. Substantially all utility plant is subject to the mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

In November 1996, WE issued $200 million of 6 5/8% unsecured debentures due 2006. Proceeds from the issue were added to WE's general funds and were applied to the repayment of short-term borrowings.

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

At December 31, 1997, the interest rate for the $67 million variable rate note due 2016 was 3.70% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 4.20%.

OBLIGATIONS UNDER CAPITAL LEASE:     WE has a nuclear fuel leasing arrangement
with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event WE or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from WE. Under the lease terms, WE is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expenses on the nuclear fuel lease, included in fuel expense, were $868,000, $2,332,000 and $2,401,000 during 1997, 1996 and 1995, respectively.

To meet a portion of WE's anticipated increase in future electric energy supply needs, WE entered into a long-term power purchase contract with an unaffiliated independent power producer, LSP-Whitewater Limited Partnership ("LS Power"). The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy purchase requirements. The contract expires in 2022, at which time WE may renew for another ten years or purchase the generating facility at fair value. WE treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of LS Power's facility in September 1997, imputed interest costs on the purchase power obligation were approximately $6.5 million and total amortization costs of Utility Plant Under Capital Leases was $1.6 million. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset. Due to the timing of the minimum lease payments, WE expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each begins to unwind over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the income statement. Interest expense on the purchase power obligation, included in purchased power expense, was $5,614,000 during 1997.

Provided below is a summary of WE's nuclear fuel and property under capital leases at December 31.

==============================================================================
                                                       1997        1996
                                                     --------    --------
                                                    (Thousands of Dollars)
    Nuclear Fuel
      Under capital lease                            $ 95,464    $100,952
      Accumulated provision for amortization          (59,783)    (61,408)
      In process/stock                                 54,538      35,932
                                                     --------    --------
    Total Nuclear Fuel                               $ 90,219    $ 75,476
                                                     ========    ========
    Utility Plant Under Capital Leases
      Long-term purchase power commitments           $140,312    $   -
      Accumulated provision for amortization           (1,625)       -
                                                     --------    --------
    Net Utility Plant - Leased Facilities            $138,687    $   -
                                                     ========    ========
==============================================================================

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1997 are as follows:

==============================================================================
                                    Nuclear      Purchase Power
                                   Fuel Lease      Commitment        Total
                                  -------------  --------------  -------------
                                             (Thousands of Dollars)

     1998                            $ 18,315        $ 23,272       $ 41,587
     1999                              12,655          24,123         36,778
     2000                               8,311          25,031         33,342
     2001                               2,302          25,968         28,270
     2002                                 150          26,961         27,111
 Later Years                             -            588,145        588,145
                                     --------        --------       --------
 Total Minimum Lease Payments          41,733         713,500        755,233
 Less: Estimated Executory Costs         -           (142,930)      (142,930)
                                     --------        --------       --------
 Net Minimum Lease Payments            41,733         570,570        612,303
 Less: Interest                        (3,020)       (426,833)      (429,853)
                                     --------        --------       --------
 Present Value of
  Net Minimum Lease Payments           38,713         143,737        182,450
 Less: Due Currently                  (19,484)           -           (19,484)
                                     --------        --------       --------
                                     $ 19,229        $143,737       $162,966
                                     ========        ========       ========
==============================================================================

FAIR VALUE:     The fair value of WE's long-term debt was $1.6 billion at
December 31, 1997 and 1996. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for WE's unsecured notes. The fair value of WE's nuclear fuel and long-term power purchase commitment capital leases are the market value of the Trust's commercial paper and the estimated fair value of the lessor's related electric generating facilities, respectively.


I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

==============================================================================
                                  1997                        1996
                          --------------------       ----------------------
                                      Interest                     Interest
                          Balance       Rate         Balance         Rate
                          --------    --------       --------      --------
                                       (Thousands of Dollars)

  Banks                   $ 50,495     5.89%         $ 10,495       5.80%
  Commercial paper         192,138     5.84%           34,895       5.59%
                          --------                   --------
                          $242,633                   $ 45,390
                          ========                   ========
==============================================================================

Unused lines of credit for short-term borrowing amounted to $134.3 million at December 31, 1997. In support of various informal lines of credit from banks, WE has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - PENSION PLANS

Prior to 1996, WE had several defined benefit noncontributory pension plans covering all eligible employees. Pension benefits were based on years of service and the employee's compensation. Effective January 1, 1996, plans covering all employees were converted to a single defined benefit noncontributory cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of annual plan wages, a credit based upon WE's annual financial performance and individual account-based interest credits. Lump sum payout at termination of employment or retirement is available. Each employee's opening account balance was based on accrued pension benefits as of December 31, 1994 and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum amount was credited for an additional transition credit based on age and/or years of service. The cash balance plan includes a grandfather clause, where employees who retire during the 15 years following January 1, 1996 receive the greater of pension benefits calculated under their original pension plan or under the cash balance plan.

The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of WE, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

==============================================================================
Pension Cost calculated per FAS 87*             1997       1996       1995
----------------------------------            --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Pension Cost,
 Year Ended December 31
  Cost of pension benefits earned by
   employees                                  $  9,216   $  9,912   $  8,985
  Interest cost on projected benefit
   obligation                                   45,613     41,454     41,586
  Actual return on plan assets                (114,294)   (85,141)  (136,243)
  Net amortization and deferral                 63,347     34,600     88,493
                                              --------   --------   --------
Total pension cost calculated
under FAS 87                                  $  3,882   $    825   $  2,821
                                              ========   ========   ========
Actuarial Present Value of Accumulated
 Benefit Obligation, at December 31
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                  $611,796   $560,801
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                         10,897     14,741
                                              --------   --------
Total obligation                              $622,693   $575,542
                                              ========   ========
Funded Status of Plans: Pension Assets and
 Obligations at December 31
  Pension assets at fair market value         $761,881   $687,482
  Projected benefit obligation
   at present value                           (649,256)  (601,213)
  Unrecognized transition asset                (17,150)   (19,566)
  Unrecognized prior service cost               34,344     36,027
  Unrecognized net gain                       (123,094)   (96,344)
                                              --------   --------
Projected status of plans                     $  6,725   $  6,386
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money            7.25       7.75       7.25
  Assumed rate of increase in
   compensation levels                           4.75 to    4.75 to    4.75
                                                 5.0        5.0
  Expected long-term rate of return
   on pension assets                             9.0        9.0        9.0
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

==============================================================================
Postretirement Benefit Cost
 calculated per FAS 106                         1997       1996       1995
-------------------------------------------   --------   --------   --------
                                                  (Thousands of Dollars)
Components of Net Periodic Postretirement
 Benefit Cost, Year Ended December 31
  Cost of postretirement benefits
   earned by employees                        $  1,911   $  2,436   $  2,276
  Interest cost on projected
   benefit obligation                           10,343     10,456     10,458
  Actual return on plan assets                 (10,786)    (5,938)   (12,598)
  Net amortization and deferral                 10,952      6,745     13,951
                                              --------   --------   --------
Total postretirement benefit cost
  calculated under FAS 106                    $ 12,420   $ 13,699   $ 14,087
                                              ========   ========   ========
Funded Status of Plans: Postretirement
 Obligations and Assets at December 31
  Accumulated Postretirement
  Benefit Obligation
   Retirees                                   ($94,011)  ($92,417)
   Fully eligible active plan participants     (11,654)    (9,938)
   Other active plan participants              (42,516)   (40,428)
                                              --------   --------
  Total obligation                            (148,181)  (142,783)
  Postretirement assets at
   fair market value                            59,841     49,424
                                              --------   --------
  Accumulated postretirement benefit
   obligation in excess of plan assets         (88,340)   (93,359)
  Unrecognized transition obligation            68,825     78,239
  Unrecognized prior service cost                 (938)    (1,038)
  Unrecognized net gain                        (14,458)   (14,583)
                                              --------   --------
Accrued Postretirement Benefit Obligation     ($34,911)  ($30,741)
                                              ========   ========
Rates used for calculations (%)
  Discount rate-interest rate used to
   adjust for the time value of money             7.25       7.75       7.25
  Assumed rate of increase in
   compensation levels                            4.75 to    4.75 to    4.75
                                                  5.0        5.0
  Expected long-term rate of return
   on postretirement assets                       9.0        9.0        9.0
  Health care cost trend rate                     7.5 declining to
                                                  5.0 in year 2002
==============================================================================

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $9.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $0.9 million.


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

==============================================================================
Year ended December 31                       1997        1996        1995
----------------------                    ----------  ----------  ----------
                                                (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,412,115  $1,393,270  $1,437,480
  Operating income before income taxes       219,010     380,376     419,271
  Depreciation                               213,785     183,159     164,789
  Construction expenditures                  236,384     272,838     223,723

Gas Operations
  Operating revenues                         355,172     364,875     318,262
  Operating income before income taxes        32,978      47,720      47,022
  Depreciation                                21,421      18,246      17,722
  Construction expenditures                   22,977      22,851      24,851

Steam Operations
  Operating revenues                          22,315      15,675      14,742
  Operating income before income taxes         5,260       4,375       3,757
  Depreciation                                 2,492       1,391       1,365
  Construction expenditures                    1,006      21,651         206

Total
  Operating revenues                       1,789,602   1,773,820   1,770,484
  Operating income before income taxes       257,248     432,471     470,050
  Depreciation                               237,698     202,796     183,876
  Construction expenditures
    (including non-utility)                  260,649     319,832     248,867

At December 31
--------------
Net Identifiable Assets
  Electric                                $3,900,889  $3,646,997  $3,449,822
  Gas                                        392,865     400,582     376,536
  Steam                                       45,131      46,499      25,214
  Non-utility                                  5,308       9,199       5,235
                                          ----------  ----------  ----------
Total Identifiable Assets                  4,344,193   4,103,277   3,856,807
  Other corporate assets *                   323,647     403,883     462,117
                                          ----------  ----------  ----------
Total Assets                              $4,667,840  $4,507,160  $4,318,924
                                          ==========  ==========  ==========
==============================================================================

* Primarily other property and investments, materials and supplies and deferred charges.


M - COMMITMENTS AND CONTINGENCIES

KIMBERLY COGENERATION EQUIPMENT:     In conjunction with a proposal to
construct a 220 megawatt cogeneration facility in Kimberly, Wisconsin, WE purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Since 1994, WE has continued to carry the Equipment at a cost of approximately $66.3 million and has entertained numerous proposals and projects for which the Equipment could be used. During 1997, WE continued to review its options for use or sale of the Equipment. In the fourth quarter of 1997, WE entered into the final phase of negotiating an agreement for a joint independent power project involving the Equipment.
Under the provisions of FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed, WE refined its cash flow projection for the Equipment based upon the latest proposal. As measured by expected gross cash flows to be earned under this project, WE determined that an impairment existed. As a result, WE recorded a $30.0 million impairment charge in the fourth quarter of 1997 which is included in the Miscellaneous - Net Other Income and Deductions line of the income statement. Based upon the estimated discounted cash flows of the project, WE determined that a net current investment at fair value of $36.3 million should remain on its balance sheet for the Equipment in Other Deferred Charges and Other Assets.

MANUFACTURED GAS PLANT SITES:     WE continues a voluntary program to
investigate the remediation of 11 former manufactured gas plant ("MGP") sites. WE currently estimates that future costs to be incurred for detailed site investigation and remediation is $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation. In WE's February 13, 1997 rate order, the PSCW amplified its position on the recovery of MGP remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.


Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Capital Requirements 1998-2002."


N - TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. WE received stockholder capital contributions from WEC of $100 million in 1997 and $30 million in 1995.



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
  Stockholder of Wisconsin Electric Power Company

In our opinion, the financial statements listed under Item 14(a)(1) appearing in Item 14 of this report present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 28, 1998



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None for WEC nor for WE.



                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WISCONSIN ENERGY CORPORATION:     The information under "Proposal 1: Election
of Directors-Terms Expiring in Year 2001" and "Proposal 2: Election of Directors - Term Expiring in Year 2000" in WEC's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 1998 (the "1998 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

WISCONSIN ELECTRIC POWER COMPANY:     The information under "Election of
Directors" in WE's definitive Information Statement for its Annual Meeting of Stockholders to be held May 12, 1998 (the "1998 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.



ITEM 11.  EXECUTIVE COMPENSATION

WISCONSIN ENERGY CORPORATION:     The information under "Corporate
Governance - Compensation of the Board of Directors", "Executive Officers' Compensation" and "Retirement Plans" in the 1998 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC POWER COMPANY:     The information under "Compensation" and
"Retirement Plans" in the 1998 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WISCONSIN ENERGY CORPORATION:     The security ownership information under
"Stock Ownership of Directors, Nominees and Executive Officers" in the 1998 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC POWER COMPANY:     All of WE's Common Stock (100% of such
class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of WE do not own any of the voting securities of WE. The information concerning their beneficial ownership of WEC stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1998 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for WEC nor for WE.




                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

        Wisconsin Energy Corporation ("WEC")

             Consolidated Income Statement for the three years ended December 31, 1997.
             Consolidated Statement of Cash Flows for the three years ended December 31, 1997.
             Consolidated Balance Sheet at December 31, 1997 and 1996. Consolidated Capitalization Statement at December 31, 1997 and 1996.
             Consolidated Common Stock Equity Statement for the three years ended December 31, 1997.
             Notes to Financial Statements.
             Report of Independent Accountants.

        Wisconsin Electric Power Company ("WE")

             Income Statement for the three years ended December 31, 1997. Statement of Cash Flows for the three years ended December 31, 1997.
             Balance Sheet at December 31, 1997 and 1996.
             Capitalization Statement at December 31, 1997 and 1996.
             Common Stock Equity Statement for the three years ended December 31, 1997.
             Notes to Financial Statements.
             Report of Independent Accountants.

    2.  FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

        Wisconsin Energy Corporation

             Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 1997.

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

(b)  REPORTS ON FORM 8-K

     Current reports on Form 8-K dated as of December 23, 1997 were filed by WEC and WE on January 8, 1998 to report the issuance by the PSCW of an order authorizing interim rate increases, effective January 1, 1998.

     No reports on Form 8-K were filed by WEC or WE during the quarter ended December 31, 1997.



                            WISCONSIN ENERGY CORPORATION

                                   INCOME STATEMENT
                                (Parent Company Only)


                        SCHEDULE I - CONDENSED PARENT COMPANY
                                 FINANCIAL STATEMENTS



                                                 Year Ended December 31
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
                                                 (Thousands of Dollars)

Miscellaneous Income                        $  3,298    $  1,576    $    645

Nonoperating Expense                             953         427         363

Merger Expense                                 9,968        -           -
                                            --------    --------    --------
                                              (7,623)      1,149         282

Income Taxes                                  (2,222)        303         122
                                            --------    --------    --------
                                              (5,401)        846         160

Equity in Subsidiaries' Earnings              66,117     217,289     233,874
                                            --------    --------    --------
Net Income                                  $ 60,716    $218,135    $234,034
                                            ========    ========    ========


   See accompanying notes to condensed parent company financial statements.
                            (continued on next page)



                            WISCONSIN ENERGY CORPORATION

                               STATEMENT OF CASH FLOWS
                                (Parent Company Only)


                        SCHEDULE I - CONDENSED PARENT COMPANY
                           FINANCIAL STATEMENTS - (cont'd)



                                               Year Ended December 31
                                          ---------------------------------
                                             1997        1996        1995
                                          ---------   ---------   ---------
                                               (Thousands of Dollars)
Operating Activities
 Net Income                               $  60,716   $ 218,135   $ 234,034
 Reconciliation to cash
  Equity in subsidiaries' earnings          (66,117)   (217,289)   (233,874)
  Dividends from subsidiaries               213,692     167,889     159,576
  Other                                      10,203      (3,794)     (8,131)
                                          ---------   ---------   ---------
Cash Provided by Operating Activities       218,494     164,941     151,605

Investing Activities
 Equity investment in subsidiaries - net (133,000) (3,101) (36,641) Change in notes receivable -
  associated companies                       42,000     (17,975)     (6,490)
 Other                                           75         195      (1,128)
                                          ---------   ---------   ---------
Cash Used in Investing Activities           (90,925)    (20,881)    (44,259)

Financing Activities
 Sale of common stock                        29,586      23,180      52,353
 Dividends on common stock                 (172,714)   (167,236)   (159,688)
 Change in notes payable -
  associated companies                       15,550        -           -
                                          ---------   ---------   ---------
Cash Used in Financing Activities          (127,578)   (144,056)   (107,335)
                                          ---------   ---------   ---------
Change in Cash and Cash Equivalents      ($       9)  $       4   $      11
                                          =========   =========   =========

Cash Paid For
  Interest                                $    -      $    -      $    -
  Income taxes                                  345         (40)        246


      See accompanying notes to condensed parent company financial statements.
                              (continued on next page)



                            WISCONSIN ENERGY CORPORATION
                                    BALANCE SHEET
                                (Parent Company Only)

                        SCHEDULE I - CONDENSED PARENT COMPANY
                           FINANCIAL STATEMENTS - (cont'd)

                                                      December 31
                                             ----------------------------
                                                1997              1996
                                             ----------        ----------
                                                 (Thousands of Dollars)
              Assets
              ------
Current Assets
  Cash and cash equivalents                  $        9        $       18
  Accounts and notes receivable
    from associated companies                       641            42,613
  Other                                           2,943               780
                                             ----------        ----------
      Total Current Assets                        3,593            43,411

Property and Investments
  Investment in subsidiary companies          1,878,464         1,893,039
  Other                                             681               773
                                             ----------        ----------
      Total Property and Investments          1,879,145         1,893,812

Deferred Charges                                  9,375            19,905
                                             ----------        ----------
Total Assets                                 $1,892,113        $1,957,128
                                             ==========        ==========

       Liabilities and Equity
       ----------------------
Current Liabilities
  Accounts payable                           $      324        $       77
  Accounts and notes payable
    to associated companies                      15,770               106
  Other                                             536               169
                                             ----------        ----------
      Total Current Liabilities                  16,630               352

Deferred Credits                                  9,762             8,643

Stockholders' Equity
  Common stock                                  733,573           703,987
  Retained earnings                             153,757           118,180
  Undistributed subsidiaries' earnings          978,391         1,125,966
                                             ----------        ----------
      Total Stockholders' Equity              1,865,721         1,948,133
                                             ----------        ----------
Total Liabilities and Equity                 $1,892,113        $1,957,128
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



                         CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements listed below of Wisconsin Energy Corporation of our report dated January 28, 1998 appearing in this Form 10-K.


 1. Registration Statement on Form S-3 (Registration No. 333-24277) - Stock Plus Investment Plan.

 2. Registration Statement on Form S-8 (Registration No. 33-62159) - Represented Employee Savings Plan.

 3. Registration Statement on Form S-8 (Registration No. 33-62157) - Management Employee Savings Plan.

 4. Registration Statement on Form S-8 (Registration No. 33-65225) - 1993 Omnibus Stock Incentive Plan.







/s/Price Waterhouse LLP
-----------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 30, 1998



                         CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-51749, 33-64343 and 333-40319) of Wisconsin Electric Power Company of our report dated January 28, 1998 appearing in this Form 10-K.






/s/Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 30, 1998

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WISCONSIN ENERGY CORPORATION


                                    By   /s/R. A. Abdoo
                                       ---------------------------------------
Date  March 30, 1998                   R. A. Abdoo, Chairman of the Board,
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/R. A. Abdoo
---------------------------------------------                 March 30, 1998
R. A. Abdoo, Chairman of the Board, President
and Chief Executive Officer and Director
- Principal Executive Officer


/s/R. R. Grigg
---------------------------------------------                 March 30, 1998
R. R. Grigg, Vice President and Director


/s/C. H. Baker
---------------------------------------------                 March 30, 1998
C. H. Baker, Treasurer and Chief Financial
Officer - Principal Financial Officer


/s/A. K. Klisurich
---------------------------------------------                 March 30, 1998
A. K. Klisurich, Controller - Principal
Accounting Officer


/s/J. F. Ahearne
---------------------------------------------                 March 30, 1998
J. F. Ahearne, Director


/s/J. F. Bergstrom
---------------------------------------------                 March 30, 1998
J. F. Bergstrom, Director


/s/R. A. Cornog
---------------------------------------------                 March 30, 1998
R. A. Cornog, Director


/s/G. B. Johnson
---------------------------------------------                 March 30, 1998
G. B. Johnson, Director


/s/F. P. Stratton, Jr.
---------------------------------------------                 March 30, 1998
F. P. Stratton, Jr., Director



                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WISCONSIN ELECTRIC POWER COMPANY



                                         By  /s/R. A. Abdoo
                                            --------------------------------
Date  March 30, 1998                        R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/R. A. Abdoo
---------------------------------------------                 March 30, 1998
R. A. Abdoo, Chairman of the Board,
Chief Executive Officer and Director
- Principal Executive Officer


/s/R. R. Grigg
---------------------------------------------                 March 30, 1998
R. R. Grigg, President, Chief Operating Officer
and Director


/s/D. K. Porter
---------------------------------------------                 March 30, 1998
D. K. Porter, Senior Vice President and Director


/s/C. H. Baker
---------------------------------------------                 March 30, 1998
C. H. Baker, Vice President - Finance, Chief
Financial Officer - Principal Financial Officer


/s/A. K. Klisurich
---------------------------------------------                 March 30, 1998
A. K. Klisurich, Controller - Principal
Accounting Officer


/s/J. F. Ahearne
---------------------------------------------                 March 30, 1998
J. F. Ahearne, Director


/s/J. F. Bergstrom
---------------------------------------------                 March 30, 1998
J. F. Bergstrom, Director


/s/R. A. Cornog
---------------------------------------------                 March 30, 1998
R. A. Cornog, Director


/s/G. B. Johnson
---------------------------------------------                 March 30, 1998
G. B. Johnson, Director


/s/F. P. Stratton, Jr.
---------------------------------------------                 March 30, 1998
F. P. Stratton, Jr., Director



                        WISCONSIN ENERGY CORPORATION ("WEC")
                       WISCONSIN ELECTRIC POWER COMPANY ("WE")
                                    EXHIBIT INDEX
                                         to
                             Annual Report on Form 10-K
                        For the Year Ended December 31, 1997

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

        3.2      Bylaws of WEC, as amended to December 17, 1997.    X

        3.3 *    Restated Articles of Incorporation of WE, as              X
                 amended and restated effective January 10, 1995.
                 (Exhibit (3)-1 to WE's Annual Report on Form
                 10-K for the year ended December 31, 1994, File No. 1-1245.)

        3.4      Bylaws of WE, as amended to December 17, 1997.            X

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

        4.44 *   Securities Resolution No. 2 of WE under            X      X
                 the Indenture, dated November 12, 1996.
                 (Exhibit 4.44 under File No. 1-9057,
                 12/31/96, WEC Form 10-K.)

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

  10    Material Contracts

        10.1     Employment arrangement between Michael B.          X      X
                 Sellman as Chief Nuclear Officer of WE,
                 effective March 2, 1998.**  See Note.

        10.2 *   Supplemental Executive Retirement Plan of WEC      X
                 (as amended and restated as of January 1, 1996).
                 (Exhibit (10)-1 to WEC's Annual Report on
                 Form 10-K for the year ended December 31, 1995, File No. 1-9057.)** See Note.

        10.3 *   Amended Non-Qualified Trust Agreement by           X      X
                 and between WEC and Firstar Trust Company dated January 26, 1996, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between WEC or its subsidiaries and various plan participants. (Exhibit (10)-2 to WEC's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1995, File No.
                 1-9057.)** See Note.

        10.4 *   Executive Deferred Compensation Plan of WEC,       X
                 effective January 1, 1989, as amended and restated as of January 1, 1996. (Exhibit
                 (10)-3 to WEC's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9057.)** See Note.

        10.5 *   Directors' Deferred Compensation Plan of           X
                 WEC, effective January 1, 1987, and as
                 restated as of January 1, 1996. (Exhibit
                 (10)-4 to WEC's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9057.)** See Note.

        10.6 *   Forms of Stock Option Agreements under             X
                 1993 Omnibus Stock Incentive Plan.
                 (Exhibit (10)-5 to WEC's Annual Report
                 on Form 10-K for the year ended
                 December 31, 1995, File No. 1-9057.)**
                 See Note.

        10.7 *   Supplemental Benefits Agreement between            X      X
                 WEC and Calvin H. Baker dated
                 November 21, 1994. (Exhibit (10)-7 to
                 WEC's Annual Report on Form 10-K for the year ended December 31, 1995, File
                 No. 1-9057.)**  See Note.

        10.8 *   Supplemental Benefits Agreement between WEC        X      X
                 and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter agreement.
                 (Exhibit (10)-1 to WEC's 6/30/95 10-Q.)**
                 See Note.

        10.9 *   WEC Senior Executive Severance Policy, as          X      X
                 adopted effective April 28, 1995 and amended on July 26, 1995. (Exhibit (10)-3 to WEC's
                 6/30/95 10-Q.)**  See Note.

        10.10 *  1993 Omnibus Stock Incentive Plan adopted          X
                 by the Board of Directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, offering performance-based incentives and other equity interests in WEC to officers and other key employees.
                 (Exhibit 10-1 to WEC's 1993 Form 10-K
                 in File No. 1-9057.)**  See Note.

        10.11 *  Short-Term Performance Plan of WEC effective       X
                 January 1, 1992. (Exhibit 10-3 to WEC's 1991
                 Form 10-K in File No. 1-9057.)**  See Note.

        10.12 *  Service Agreement dated January 1, 1987,           X      X
                 between WE, WEC and other non-utility
                 affiliated companies. (Exhibit (10)-(a)
                 to WE's Current Report on Form 8-K dated
                 January 2, 1987 in File No. 1-1245.)

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

  21    Subsidiaries of the registrant

        21.1     Subsidiaries of WEC                                X

  23    Consents of experts and counsel

        23.1     Price Waterhouse LLP - Milwaukee, WI               X      X
                 Consent of Independent Accountants
                 appearing in this Annual Report on
                 Form 10-K for the year ended December 31, 1997.

  27    Financial data schedule

        27.1     Financial Data Schedule for the fiscal             X      X
                 year ended December 31, 1997.

  99    Additional Exhibits

        99.1     Information furnished in lieu of the               X
                 Form 11-K Annual Report for Employee
                 Retirement Savings Plan for the year
                 ended December 31, 1997. (To be filed
                 by amendment.)