Form 10-K/A
period 1997-12-31
WISCONSIN ENERGY CORP
filed 1998-06-29
CIK 783325

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

                            ------------------------

                                                                    FORM 10-K/A

                          WISCONSIN ENERGY CORPORATION
                         ------------------------------
                                 AMENDMENT NO. 1
                                       TO
                         1997 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 are hereby amended to reflect the filing of Exhibit No. 99.1 herewith; the remainder of Item 14 (including the Exhibits incorporated by reference in Item 14(a)3) and the
Exhibit Index are unchanged.


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


                                             WISCONSIN ENERGY CORPORATION
                                           --------------------------------
                                                    (Registrant)


Date:    June 26, 1998                   By /s/ A. K. Klisurich
                                           --------------------------------
                                           A. K. Klisurich, Controller

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

  27    Financial data schedule

        27.1     Financial Data Schedule for the fiscal             X      X
                 year ended December 31, 1997.

  99    Additional Exhibits

        99.1     Information furnished in lieu of the               X
                 Form 11-K Annual Report for the Wisconsin
                 Electric Power Company Employee
                 Retirement Savings Plan for the year
                 ended December 31, 1997. (Filed with
                 Amendment No. 1.)