Form 10-Q
period 1998-09-30
WISCONSIN ENERGY CORP
filed 1998-11-16
CIK 783325

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended      September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 1998):

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
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS
Item                                                                      Page
----                                                                      ----

   Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                        Part I - Financial Information
                        ------------------------------
1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement. . . . . . . . . . . . . .     3
      Consolidated Condensed Balance Sheet . . . . . . . . . . . . . . .     4
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .     5
   Wisconsin Electric Power Company
      Condensed Income Statement . . . . . . . . . . . . . . . . . . . .     6
      Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . . . .     7
      Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .     9
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .    11
3. Quantitative and Qualitative Disclosures About Market Risk. . . . . .    22

                          Part II - Other Information
                          ---------------------------

1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    22
5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    23
6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    29
   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

                                 INTRODUCTION

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

                                        WISCONSIN ENERGY CORPORATION
                                   CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30                   September 30
                                              -------------------------      -------------------------
                                                 1998           1997            1998           1997
                                              ----------     ----------     -----------    -----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 464,548      $ 359,522      $1,256,925     $1,045,843
  Gas                                            38,256         37,987         210,081        252,064
  Steam                                           3,526          3,105          14,973         16,304
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    506,330        400,614       1,481,979      1,314,211

Operating Expenses
  Fuel                                           87,017         86,804         241,125        240,269
  Purchased power                                42,243         32,864         116,083         93,661
  Cost of gas sold                               21,955         23,989         125,361        166,424
  Other operation expenses                      118,846         89,659         353,144        298,763
  Maintenance                                    38,420         29,616         125,742         99,430
  Depreciation                                   60,472         61,160         179,960        175,893
  Taxes other than income taxes                  20,529         18,443          60,541         56,669
  Federal income tax                             29,874          7,563          61,040         23,906
  State income tax                                7,023          2,019          14,572          6,184
  Deferred income taxes - net                    (2,726)         3,178           1,615         12,583
  Investment tax credit - net                    (1,190)        (1,122)         (3,540)        (3,365)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    422,463        354,173       1,275,643      1,170,417

Operating Income                                 83,867         46,441         206,336        143,794
Other Income and Deductions
  Interest income                                 6,971          6,249          20,038         17,936
  Allowance for other funds used
    during construction                             585            625           2,177          2,982
  Merger expenses                                   (66)          -               (563)       (30,684)
  Miscellaneous - net                            (3,101)          (461)         (4,247)        (2,394)
  Income taxes                                      585            (54)          1,966         11,870
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             4,974          6,359          19,371           (290)

Income Before Interest Charges and
  Preferred Dividend                             88,841         52,800         225,707        143,504

Interest Charges
  Interest expense                               32,539         30,153          94,857         89,410
  Allowance for borrowed funds used
    during construction                          (2,175)        (1,629)         (6,130)        (5,220)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       30,364         28,524          88,727         84,190
Preferred Dividend Requirement of Subsidiary        301            301             902            902
                                              ----------     ----------      ----------     ----------
Net Income                                    $  58,176      $  23,975       $ 136,078      $  58,412
                                              ==========     ==========      ==========     ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                 115,276        112,866         113,952        112,471
                                              ==========     ==========      ==========     ==========
Earnings Per Share of Common
  Stock (Basic and Diluted)                   $    0.50      $    0.21       $    1.19      $    0.52
                                              ==========     ==========      ==========     ==========
Dividends Per Share of Common Stock           $   0.390      $   0.385       $   1.165      $   1.150
                                              ==========     ==========      ==========     ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                        WISCONSIN ENERGY CORPORATION
                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)

                                                   September 30, 1998             December 31, 1997
                                                   ------------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,868,724                  $  4,690,347
  Gas                                                        511,654                       492,271
  Steam                                                       62,694                        61,921
  Common                                                     408,343                       330,761
  Accumulated provision for depreciation                  (2,895,051)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,956,364                     2,874,461
  Construction work in progress                               85,069                        81,612
  Leased facilities - net                                    134,427                       138,687
  Nuclear fuel - net                                          88,022                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,263,882                     3,184,979

Other Property and Investments                               935,366                       825,357

Current Assets
  Cash and cash equivalents                                   22,351                        19,607
  Accounts receivable                                        184,022                       145,737
  Accrued utility revenues                                    81,679                       141,273
  Materials, supplies and fossil fuel                        194,891                       197,204
  Prepayments and other assets                                61,660                        69,496
                                                        -------------                 -------------
     Total Current Assets                                    544,603                       573,317

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          184,131                       172,546
  Other                                                      253,031                       281,485
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 437,162                       454,031
                                                        -------------                 -------------
Total Assets                                            $  5,181,013                  $  5,037,684
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    750,138                  $    730,783
  Retained earnings                                        1,135,581                     1,132,149
                                                        -------------                 -------------
     Total Common Stock Equity                             1,885,719                     1,862,932
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,695,446                     1,532,405
                                                        -------------                 -------------
     Total Capitalization                                  3,611,615                     3,425,787

Current Liabilities
  Long-term debt due currently                                81,156                        90,004
  Short-term debt                                            242,778                       319,953
  Accounts payable                                           134,274                       148,588
  Accrued liabilities                                        111,035                        87,221
  Other                                                       57,651                        63,832
                                                        -------------                 -------------
     Total Current Liabilities                               626,894                       709,598

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          554,549                       525,666
  Other                                                      387,955                       376,633
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            942,504                       902,299
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  5,181,013                  $  5,037,684
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                        WISCONSIN ENERGY CORPORATION
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                 Nine Months Ended September 30
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 136,078                  $  58,412
  Reconciliation to cash
    Depreciation                                                179,960                    175,893
    Nuclear fuel expense - amortization                          13,634                      2,562
    Conservation expense - amortization                          16,874                     16,874
    Debt premium, discount & expense - amortization               3,406                      6,787
    Deferred income taxes - net                                   1,615                     12,583
    Investment tax credit - net                                  (3,540)                    (3,365)
    Allowance for other funds used during construction           (2,177)                    (2,982)
    Write-off of merger costs                                       563                     30,684
    Change in - Accounts receivable                             (33,478)                    29,053
                Inventories                                       3,600                      2,128
                Accounts payable                                (17,177)                   (31,808)
                Other current assets                             69,902                     78,621
                Other current liabilities                        15,385                     (7,140)
    Other                                                        16,266                    (39,668)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           400,911                    328,634

Investing Activities
  Construction expenditures                                    (280,275)                  (241,747)
  Allowance for borrowed funds used during construction          (6,130)                    (5,220)
  Nuclear fuel                                                   (5,230)                    (5,837)
  Nuclear decommissioning trust                                 (24,354)                   (20,117)
  Other                                                           5,064                     17,175
                                                              ----------                 ----------
Cash Used in Investing Activities                              (310,925)                  (255,746)

Financing Activities
  Sale of common stock                                               61                     29,586
  Sale of long-term debt                                        211,324                       -
  Retirement of long-term debt                                  (80,972)                   (41,919)
  Change in short-term debt                                     (83,801)                    93,741
  Dividends on stock-common                                    (132,429)                  (129,261)
  Other                                                          (1,425)                      -
                                                              ----------                 ----------
Cash Used in Financing Activities                               (87,242)                   (47,853)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $   2,744                  $  25,035
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  90,855                  $  72,469
  Income taxes                                                   68,562                     49,816

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                      WISCONSIN ELECTRIC POWER COMPANY
                                         CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30                   September 30
                                              -------------------------      -------------------------
                                                 1998           1997            1998           1997
                                              ----------     ----------     -----------    -----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 454,821      $ 359,522      $1,244,001     $1,045,843
  Gas                                            38,256         37,987         210,081        252,064
  Steam                                           3,526          3,105          14,973         16,304
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    496,603        400,614       1,469,055      1,314,211

Operating Expenses
  Fuel                                           87,013         86,804         241,115        240,269
  Purchased power                                37,054         32,864         109,444         93,661
  Cost of gas sold                               21,955         23,989         125,361        166,424
  Other operation expenses                      117,189         89,659         350,857        298,763
  Maintenance                                    37,949         29,616         125,077         99,430
  Depreciation                                   59,735         61,160         178,978        175,893
  Taxes other than income taxes                  20,109         18,443          59,981         56,669
  Federal income tax                             29,582          7,563          60,628         23,906
  State income tax                                7,023          2,019          14,572          6,184
  Deferred income taxes - net                    (2,672)         3,178           1,687         12,583
  Investment tax credit - net                    (1,173)        (1,122)         (3,518)        (3,365)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    413,764        354,173       1,264,182      1,170,417

Operating Income                                 82,839         46,441         204,873        143,794

Other Income and Deductions
  Interest income                                 5,236          4,635          16,256         13,210
  Allowance for other funds used
    during construction                             585            625           2,177          2,982
  Merger expenses                                  -              -               -           (21,881)
  Miscellaneous - net                            (2,268)           (27)          1,865         (1,553)
  Income taxes                                     (245)          (162)         (2,226)         8,536
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             3,308          5,071          18,072          1,294

Income Before Interest Charges                   86,147         51,512         222,945        145,088

Interest Charges
  Interest expense                               28,177         29,218          84,129         86,412
  Allowance for borrowed funds used
    during construction                            (287)          (328)         (1,108)        (1,580)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       27,890         28,890          83,021         84,832
                                              ----------     ----------      ----------     ----------
Net Income                                       58,257         22,622         139,924         60,256

Preferred Stock Dividend Requirement                301            301             902            902
                                              ----------     ----------      ----------     ----------
Earnings Available for Common Stockholder     $  57,956      $  22,321      $  139,022     $   59,354
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

                                        WISCONSIN ELECTRIC POWER COMPANY
                                             CONDENSED BALANCE SHEET

                                                  (Unaudited)

                                                    September 30, 1998            December 31, 1997
                                                    ------------------            -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,789,988                  $  4,690,347
  Gas                                                        511,654                       492,271
  Steam                                                       62,694                        61,921
  Common                                                     408,343                       330,761
  Accumulated provision for depreciation                  (2,860,762)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,911,917                     2,874,461
  Construction work in progress                               78,335                        81,612
  Leased facilities - net                                    134,427                       138,687
  Nuclear fuel - net                                          88,022                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,212,701                     3,184,979

Other Property and Investments                               514,401                       488,463

Current Assets
  Cash and cash equivalents                                   18,239                        10,100
  Accounts receivable                                        170,310                       140,111
  Accrued utility revenues                                    80,693                       141,273
  Materials, supplies and fossil fuel                        193,657                       197,204
  Prepayments and other assets                                44,839                        62,227
                                                        -------------                 -------------
     Total Current Assets                                    507,738                       550,915

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          177,576                       169,306
  Other                                                      242,358                       274,177
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 419,934                       443,483
                                                        -------------                 -------------
Total Assets                                            $  4,654,774                  $  4,667,840
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    713,582                  $    713,582
  Retained earnings                                          985,840                       980,926
                                                        -------------                 -------------
     Total Common Stock Equity                             1,699,422                     1,694,508
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,555,337                     1,448,558
                                                        -------------                 -------------
     Total Capitalization                                  3,285,209                     3,173,516

Current Liabilities
  Long-term debt due currently                                76,000                        81,389
  Short-term debt                                            114,359                       242,633
  Accounts payable                                           125,515                       142,797
  Accrued liabilities                                        104,964                        83,879
  Other                                                       51,879                        57,871
                                                        -------------                 -------------
     Total Current Liabilities                               472,717                       608,569

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          543,795                       521,429
  Other                                                      353,053                       364,326
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            896,848                       885,755
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,654,774                  $  4,667,840
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.
/TABLE

                                        WISCONSIN ELECTRIC POWER COMPANY
                                             STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                  Nine Months Ended September 30
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 139,924                  $  60,256
  Reconciliation to cash
    Depreciation                                                178,978                    175,893
    Nuclear fuel expense - amortization                          13,634                      2,562
    Conservation expense - amortization                          16,874                     16,874
    Debt premium, discount & expense - amortization               3,103                      6,516
    Deferred income taxes - net                                   1,687                     12,583
    Investment tax credit - net                                  (3,518)                    (3,365)
    Allowance for other funds used during construction           (2,177)                    (2,982)
    Write-off of merger costs                                      -                        21,881
    Change in - Accounts receivable                             (30,199)                    25,676
                Inventories                                       3,547                      2,128
                Accounts payable                                (17,282)                   (34,058)
                Other current assets                             77,968                     83,400
                Other current liabilities                        15,093                     (5,263)
    Other                                                        35,265                    (43,059)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           432,897                    319,042

Investing Activities
  Construction expenditures                                    (230,048)                  (188,612)
  Allowance for borrowed funds used during construction          (1,108)                    (1,580)
  Nuclear fuel                                                   (5,230)                    (5,837)
  Nuclear decommissioning trust                                 (24,354)                   (20,117)
  Other                                                             970                       (649)
                                                             ----------                 ----------
Cash Used in Investing Activities                              (259,770)                  (216,795)

Financing Activities
  Sale of long-term debt                                        169,657                       -
  Retirement of long-term debt                                  (71,361)                   (40,350)
  Change in short-term debt                                    (128,274)                   117,616
  Dividends on - Common stock                                  (134,108)                  (169,370)
                 Preferred stock                                   (902)                      (902)
                                                              ----------                 ----------
Cash Used in Financing Activities                              (164,988)                   (93,006)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $   8,139                  $   9,241
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  87,336                  $  73,908
  Income taxes                                                   66,807                     47,308

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and the unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with the companies' combined 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the nine months ended September 30, 1998 are not, however, necessarily indicative of the results which may be expected for the year 1998 because of seasonal and other factors.

2. Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO") in a tax-free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represents ESELCO's consolidated net income during the first five months of 1998. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report.

3. In June 1998, Wisconsin Electric issued $150 million of 6-1/2% Debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds to reduce short-term borrowings and for other general corporate purposes. In April 1998, Wisconsin Michigan Investment Corporation, a non-utility subsidiary of Wisconsin Energy, issued
     $25 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to Wisconsin Michigan Investment Corporation's general funds and used to finance non-utility projects. During the first nine months of 1998, WISPARK Corporation, another non-utility subsidiary of Wisconsin Energy, secured $15 million of bank financing in the form of adjustable rate mortgage notes due 2000-2008 to finance the construction or purchase of various facilities.

4. Wisconsin Electric completed a scheduled refueling of Point Beach Nuclear Plant ("Point Beach") Unit 1 and returned the generating unit to service in late June 1998. Unit 2 is scheduled to begin a refueling and maintenance outage in early December 1998. During the third quarter of 1998, Wisconsin Electric resumed loading VSC-24 casks with spent fuel for temporary dry storage at Point Beach. For additional information regarding Point Beach, see Item 5. Other Information - "Nuclear Matters" in Part II of this report.

5. During the second quarter of 1998, WISVEST Corporation, a non-utility subsidiary of Wisconsin Energy, purchased the Kimberly Cogeneration Equipment from Wisconsin Electric and contributed the equipment to a joint independent power project, the Androscoggin Cogeneration Center. For additional information, see Item 5. Other Information - "Kimberly Cogeneration Equipment" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company, an electric, gas and steam utility. Unless qualified by their context, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries when used in this document. As of September 30, 1998, approximately 90% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

Acquisition of ESELCO, Inc.:   Effective May 31, 1998, Wisconsin Energy
acquired ESELCO in a tax-free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock.

Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represents ESELCO's consolidated net income during the first five months of 1998.

ESELCO was the parent company of Edison Sault Electric Company ("Edison Sault"), an electric utility which serves approximately 21,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. Where appropriate, discussions as well as financial or statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998. Wisconsin Energy is operating Wisconsin Electric and Edison Sault as separate utility subsidiaries within their existing historical service territories. Wisconsin Electric and Edison Sault continue to be separately regulated by their respective states.

For additional information concerning ESELCO and Edison Sault, see ESELCO's Annual Report on Form 10-K for the year ended December 31, 1997 as well as ESELCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Cautionary Factors:   A number of forward-looking statements are included in
this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.


                             RESULTS OF OPERATIONS

1998 THIRD QUARTER

Earnings

During the third quarter of 1998, Wisconsin Energy's consolidated net income and earnings per share of common stock were $58 million and $0.50, respectively, compared to $24 million and $0.21, respectively, during the third quarter of 1997. Between the comparative periods, Wisconsin Electric's earnings increased to $58 million during 1998 compared to $22 million during 1997. As described below, 1998 earnings increased primarily because increased revenues from Wisconsin retail rate increases at Wisconsin Electric during 1998 and from an increase in total 1998 electric kilowatt-hour sales more than offset the effects of increased operating expenses during the third quarter of 1998. Also contributing to increased comparative earnings were the relatively low earnings during the third quarter of 1997 reflecting replacement power costs beyond those included in electric rates during a dual unit outage at Point Beach.

Electric Revenues, Gross Margins and Sales

Wisconsin Energy:   Primarily due to a Wisconsin retail electric rate increase during 1998 at Wisconsin Electric and to an increase in total 1998 electric kilowatt-hour sales, total electric operating revenues increased by $105 million or 29.2% during the third quarter of 1998 compared to the third quarter of 1997. Between the comparative periods, the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $95 million or 39.8%. The following table summarizes Wisconsin Energy's total electric operating revenues, gross margin and electric kilowatt-hour sales during the third quarters of 1998 and 1997.

==============================================================================
                                         Three Months Ended September 30
                                      -------------------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  464,548       $  359,522      29.2%
  Fuel & Purchased Power                129,260          119,668       8.0%
                                     ----------       ----------
  Gross Margin                       $  335,288       $  239,854      39.8%
                                     ==========       ==========

Total Electric Sales (Megawatt-hours) 8,515,696        7,046,623      20.8%

==============================================================================

The discussion that follows reflects Wisconsin Electric's contribution to Wisconsin Energy's third quarter electric revenues, gross margin and sales.

Wisconsin Electric:   Wisconsin Electric's total electric operating revenues
increased by $95 million or 26.5% during the third quarter of 1998 compared to the third quarter of 1997 and the gross margin on electric operating revenues increased by $91 million or 37.9%. Wisconsin Electric attributes these increases to a Wisconsin retail electric rate increase, effective May 1, 1998, of $160.2 million or 12.7% on an annualized basis and to an increase in total electric kilowatt-hour sales during the third quarter of 1998.

==============================================================================
                                         Three Months Ended September 30
                                      -------------------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  454,821       $  359,522      26.5%
  Fuel & Purchased Power                124,067          119,668       3.7%
                                     ----------       ----------
  Gross Margin                       $  330,754       $  239,854      37.9%
                                     ==========       ==========
==============================================================================

Due to the increased 1998 electric kilowatt-hour sales, fuel and purchased power expenses increased by $4 million or 3.7% during the three months ended September 30, 1998 compared to the same period in 1997. Availability of lower cost per kilowatt-hour generating capacity at Point Beach during the third quarter of 1998, however, allowed Wisconsin Electric to generate 27.1% more electricity during 1998 while increasing fuel costs by only 0.2%. While megawatt-hour power purchases decreased 27.4% between the comparative periods, purchased power costs increased 12.7%. During 1998, Wisconsin Electric arranged for the purchase of more reliable firm supplies of energy, resulting in higher fixed contract and power transportation costs compared to 1997. In addition, the per unit cost of wholesale energy has fluctuated more during 1998, increasing the cost of certain spot market purchases.

==============================================================================
                                         Three Months Ended September 30
                                      -------------------------------------
Electric Sales (Megawatt-hours)         1998             1997       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,976,613        1,702,707      16.1%
  Small Commercial/Industrial         2,115,095        1,942,548       8.9%
  Large Commercial/Industrial         3,043,758        2,820,472       7.9%
  Other-Retail/Municipal                328,239          326,254       0.6%
  Resale-Utilities                      852,595          254,642     234.8%
                                     ----------       ----------
  Total Electric Sales                8,316,300        7,046,623      18.0%
                                     ==========       ==========
==============================================================================

Compared to the third quarter of 1997, increased use per customer by residential, small commercial/industrial and large commercial/industrial customers, combined with growth during the third quarter of 1998 in the number of residential and small commercial/industrial customers, contributed to an increase in total electric sales of 18.0%. Warmer weather during the third quarter of 1998 significantly increased 1998 sales, especially influencing the 16.1% and 8.9% increases in sales to residential and to small commercial/ industrial customers, respectively. As measured by cooling degree days, the third quarter of 1998 was 115.0% warmer than the same period during 1997 and 19.1% warmer than normal. Primarily due to a temporary shutdown of the Tilden mine during July and August 1997, electric energy sales to the Empire and Tilden ore mines, Wisconsin Electric's two largest electric retail customers, increased 28.1% during the third quarter of 1998 compared to the third quarter of 1997. Excluding the Empire and Tilden ore mines, total electric sales increased 17.3% and sales to the remaining large commercial/industrial customers increased 3.6%. Sales for resale to other utilities, the resale-utilities customer class, increased 234.8% in 1998 compared to 1997 primarily due to higher opportunity sales.

Gas Revenues, Gross Margins and Sales

Compared to the third quarter of 1997, total gas operating revenues were flat during the third quarter of 1998. However, the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased by $2 million or 16.5%.

==============================================================================
                                         Three Months Ended September 30
                                      -------------------------------------
Gas Gross Margin ($000)                 1998             1997       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   38,256       $   37,987       0.7%
  Cost of Gas Sold                       21,955           23,989      (8.5%)
                                     ----------       ----------
  Gross Margin                       $   16,301       $   13,998      16.5%
                                     ==========       ==========
==============================================================================

Between the comparative periods, the positive effects on gas operating revenues of a retail gas rate increase, effective May 1, 1998, of $18.5 million or 5.4% on an annualized basis were offset by a decrease in the cost of gas sold. The cost of gas sold decreased by $2 million or 8.5% during the third quarter of 1998 due to a decrease in the cost per unit of purchased gas. However, because changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, gas operating revenues change at the same rate as the cost of gas sold and gross margin is unaffected. During 1998, the gross margin on gas operating revenues increased due to the May 1998 rate increase, partially offset by lower residential gas sales which contribute higher margins to earnings than therm deliveries to other customer classes.

==============================================================================
                                         Three Months Ended September 30
                                      -------------------------------------
Therms Delivered - Thousands            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Residential                            19,107           21,013      (9.1%)
  Commercial/Industrial                  13,536           12,659       6.9%
  Interruptible                           3,818            1,914      99.5%
  Interdepartmental                          21              223     (90.6%)
                                     ----------       ----------
    Total Gas Sales                      36,482           35,809       1.9%
  Transported Customer Owned Gas         78,399           63,734      23.0%
  Transported - Interdepartmental        37,018           24,284      52.4%
                                     ----------       ----------
  Total Gas Delivered                   151,899          123,827      22.7%
                                     ==========       ==========
==============================================================================

Between the comparative periods, therm deliveries to residential customers decreased 9.1% due to decreased therm use per residential customer. During the third quarter of 1998, therm deliveries to the Whitewater Cogeneration Facility, owned by LSP-Whitewater Limited Partnership, an unaffiliated independent power producer, primarily contributed to a 23.0% increase in transported customer owned gas deliveries. The Whitewater Cogeneration Facility, a gas-fired electric cogeneration plant, went into commercial operation in September 1997. Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract. Interdepartmental therm sales and transportation deliveries to facilities owned by Wisconsin Electric, the interdepartmental customer classes, increased 51.1% between the comparative periods. Excluding deliveries to Wisconsin Electric facilities, total therm deliveries increased 15.7%.

Operating Expenses

During the third quarter of 1998, Wisconsin Energy's other operation and maintenance expenses increased by $38 million or 31.9% compared to the same period during 1997, including a $22 million increase in Wisconsin Electric's nuclear non-fuel expenses and a $12 million increase in Wisconsin Electric's administrative and general expenses. Nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to improve overall performance at Point Beach. Also influencing the 1998 increase in nuclear non-fuel expenses, Wisconsin Electric deferred $20 million of nuclear non-fuel operation and maintenance costs during 1997, $18 million of which are currently being amortized to expense on a five year straight line basis. Administrative and general expenses increased primarily due to efforts to resolve Year 2000 technology issues. For additional information concerning the Year 2000, see "Factors Affecting Results of Operations - Year 2000 Technology Issues" below.

Total operating income taxes at both Wisconsin Energy and Wisconsin Electric increased by $21 million during the third quarter of 1998 as a result of higher taxable income.

1998 YEAR-TO-DATE

Earnings

During the first nine months of 1998, Wisconsin Energy's consolidated net income and earnings per share of common stock were $136 million and $1.19, respectively, compared to $58 million and $0.52, respectively, during the first nine months of 1997. Between the comparative periods, Wisconsin Electric's earnings increased to $139 million during 1998 compared to $59 million during 1997. As described below, 1998 earnings increased primarily because increased revenues from interim and final 1998 Wisconsin retail rate increases at Wisconsin Electric and from an increase in total 1998 electric kilowatt-hour sales more than offset the effects of a reduction in natural gas therm deliveries as well as the effects of increased operating expenses during the first nine months of 1998. Also contributing to increased comparative earnings during 1998, earnings during the first nine months of 1997 were negatively impacted by (1) a one-time charge of $31 million at Wisconsin Energy in the second quarter of 1997 (of which $22 million was attributable to Wisconsin Electric) for the write-off of deferred costs related to Wisconsin Energy's terminated merger agreement with Northern States Power Company, and (2) increased costs beyond those included in electric rates associated with buying replacement power for both generating units at Point Beach, which were out of service during most of the first nine months of 1997.

Electric Revenues, Gross Margins and Sales

Wisconsin Energy:   Primarily due to the Wisconsin retail electric rate
increases during 1998 at Wisconsin Electric and to an increase in total 1998 electric kilowatt-hour sales, total electric operating revenues increased by $211 million or 20.2% during the first nine months of 1998 compared to the first nine months of 1997. Between the comparative periods, the gross margin on electric operating revenues increased by $188 million or 26.4%. The following table summarizes Wisconsin Energy's total electric operating revenues, gross margin and electric kilowatt-hour sales during the first nine months of 1998 and 1997.

==============================================================================
                                          Nine Months Ended September 30
                                      -------------------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $1,256,925       $1,045,843      20.2%
  Fuel & Purchased Power                357,208          333,930       7.0%
                                     ----------       ----------
  Gross Margin                       $  899,717       $  711,913      26.4%
                                     ==========       ==========

Total Electric Sales(Megawatt-hours) 22,686,148       20,722,437       9.5%

==============================================================================

The discussion that follows reflects Wisconsin Electric's contribution to Wisconsin Energy's year-to-date electric revenues, gross margin and sales.

Wisconsin Electric:   Wisconsin Electric's total electric operating revenues
increased by $198 million or 18.9% during the first nine months of 1998 compared to the first nine months of 1997 and the gross margin on electric operating revenues increased by $182 million or 25.5%. Wisconsin Electric attributes these increases to an interim Wisconsin retail electric rate increase, effective from January 1, 1998 through April 30, 1998, of
$134.9 million on an annualized basis, to a final Wisconsin retail electric rate increase, effective May 1, 1998, of $160.2 million or 12.7% on an annualized basis, and to increased total electric kilowatt-hour sales during 1998.

==============================================================================
                                          Nine Months Ended September 30
                                      -------------------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $1,244,001       $1,045,843      18.9%
  Fuel & Purchased Power                350,559          333,930       5.0%
                                     ----------       ----------
  Gross Margin                       $  893,442       $  711,913      25.5%
                                     ==========       ==========
==============================================================================

Due to the increased 1998 electric kilowatt-hour sales, fuel and purchased power expenses increased by $17 million or 5.0% during the nine months ended September 30, 1998 compared to the same period in 1997. Availability of lower cost per kilowatt-hour generating capacity at Point Beach during the first nine months of 1998, however, allowed Wisconsin Electric to generate 13.4% more electricity during 1998 while increasing fuel costs by only 0.4%. While megawatt-hour power purchases decreased 16.6% between the comparative periods, purchased power costs increased 16.9%. During 1998, Wisconsin Electric arranged for the purchase of more reliable firm supplies of energy, resulting in higher fixed contract and power transportation costs compared to 1997. In addition, the per unit cost of wholesale energy has fluctuated more during 1998, increasing the cost of certain spot market purchases.

==============================================================================
                                          Nine Months Ended September 30
                                      -------------------------------------
Electric Sales (Megawatt-hours)         1998             1997       % Change
-------------------------------      ----------       ----------    --------
  Residential                         5,451,892        5,116,164       6.6%
  Small Commercial/Industrial         5,859,232        5,578,497       5.0%
  Large Commercial/Industrial         8,559,153        8,239,765       3.9%
  Other-Retail/Municipal                979,351        1,051,350      (6.9%)
  Resale-Utilities                    1,571,729          736,661     113.4%
                                     ----------       ----------
  Total Electric Sales               22,421,357       20,722,437       8.2%
                                     ==========       ==========
==============================================================================

Compared to the first nine months of 1997, increased use per customer by residential, small commercial/industrial and large commercial/industrial customers, combined with growth during the first nine months of 1998 in the number of residential and small commercial/industrial customers, contributed to an increase in total electric sales of 8.2%. Warmer weather during the second and the third quarters of 1998 significantly increased 1998 sales, especially influencing the 6.6% and 5.0% increases in sales to residential and to small commercial/industrial customers, respectively. Electric energy sales to the Empire and Tilden ore mines increased 8.8% between the comparative periods primarily due to a temporary shutdown of the Tilden mine during July and August 1997. Excluding the Empire and Tilden ore mines, total electric sales increased 8.1% and sales to the remaining large commercial/industrial customers increased 2.6%. During the nine months ended September 30, 1998, sales in the other-retail/municipal customer class decreased 6.9% primarily due to reduced contractual requirements nominations by Wisconsin Public Power Inc. effective May 1997. Sales for resale to other utilities, the resale-utilities customer class, increased 113.4% in 1998 compared to 1997 primarily due to higher opportunity sales.

Gas Revenues, Gross Margins and Sales

Despite an interim retail gas rate increase, effective from January 1, 1998 through April 30, 1998, of $18.5 million on an annualized basis and a final retail gas rate increase, effective May 1, 1998, of $18.5 million or 5.4% on an annualized basis, total gas operating revenues decreased by $42 million or 16.7% and the gross margin on gas operating revenues decreased by $1 million or 1.1% during the first nine months of 1998 compared to the first nine months of 1997.

==============================================================================
                                          Nine Months Ended September 30
                                      -------------------------------------
Gas Gross Margin ($000)                 1998             1997       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  210,081       $  252,064     (16.7%)
  Cost of Gas Sold                      125,361          166,424     (24.7%)
                                     ----------       ----------
  Gross Margin                       $   84,720       $   85,640      (1.1%)
                                     ==========       ==========
==============================================================================

Between the comparative periods, the cost of gas sold decreased by $41 million or 24.7% due to decreased gas sales and to a lower cost per unit of purchased gas. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, reducing 1998 operating revenues but not gross margin. Total gas operating revenues and gross margin both declined in the first nine months of 1998 due to a decrease in therm deliveries, especially to residential and commercial/industrial customers who contribute higher margins to earnings than other customers.

==============================================================================
                                          Nine Months Ended September 30
                                      -------------------------------------
Therms Delivered - Thousands            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Residential                           191,267          232,231     (17.6%)
  Commercial/Industrial                 125,985          146,599     (14.1%)
  Interruptible                          16,327           16,755      (2.6%)
  Interdepartmental                         335            9,535     (96.5%)
                                     ----------       ----------
    Total Gas Sales                     333,914          405,120     (17.6%)
  Transported Customer Owned Gas        260,586          223,035      16.8%
  Transported - Interdepartmental        71,858           69,670      (3.1%)
                                     ----------       ----------
  Total Gas Delivered                   666,358          697,825      (4.5%)
                                     ==========       ==========
==============================================================================

Compared to the same period in 1997, total natural gas therm deliveries decreased 4.5% during the first nine months of 1998 primarily due to significantly lower therm use per residential and commercial/industrial customer. While the number of residential and commercial/industrial customers increased between the comparative periods, residential and commercial/industrial therm deliveries decreased 17.6% and 14.1%, respectively, mostly due to warmer weather during the heating months of 1998. During the first nine months of 1998, therm deliveries to the Whitewater Cogeneration Facility contributed to a 16.8% increase in transported customer owned gas. During the same period in 1998, natural gas therm deliveries to the interdepartmental customer classes decreased 8.9% primarily due to increased availability of Wisconsin Electric's Point Beach, allowing Wisconsin Electric to reduce generation at its Concord and Paris Generating Stations, natural gas-fired peaking plants. Therm deliveries to these Wisconsin Electric facilities are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Excluding deliveries to facilities owned by Wisconsin Electric, total therm deliveries during the nine months ended September 30, 1998 decreased 4.0% compared to the same period in 1997.

Operating Expenses

During the first nine months of 1998, Wisconsin Energy's other operation and maintenance expenses increased by $81 million or 20.3% compared to the same period during 1997, including a $56 million increase in Wisconsin Electric's nuclear non-fuel expenses, a $7 million increase in Wisconsin Electric's non-nuclear, non-fuel power generation expenses and a $14 million increase in Wisconsin Electric's administrative and general expenses. As noted above, nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to improve overall performance at Point Beach. Also influencing the 1998 increase in nuclear non-fuel expenses, Wisconsin Electric deferred $20 million of nuclear non-fuel operation and maintenance costs during 1997, $18 million of which are currently being amortized to expense on a five year straight line basis. Non-nuclear, non-fuel power generation expenses increased primarily due to a scheduled maintenance outage at Wisconsin Electric's Oak Creek Power Plant during the second quarter of 1998 and to other reliability improvement efforts. Administrative and general expenses increased primarily due to efforts to resolve Year 2000 technology issues. For additional information concerning the Year 2000, see "Factors Affecting Results of Operations - Year 2000 Technology Issues" below.

Wisconsin Energy's depreciation expense increased by $4 million or 2.3% during the first nine months of 1998 compared to the first nine months of 1997 primarily due to increased nuclear decommissioning expenses at Wisconsin Electric. Total operating income taxes at both Wisconsin Energy and at Wisconsin Electric increased by $34 million during the first nine months of 1998 as a result of higher taxable income.

Other Items

During the second quarter of 1997, Wisconsin Energy recorded a charge of $31 million ($19 million net of tax) to write off deferred merger costs related to the terminated merger agreement with Northern States Power Company, of which $22 million was attributable to Wisconsin Electric. The write-off of these merger expenses appears in other income and deductions on Wisconsin Energy's and Wisconsin Electric's income statements.


                    FACTORS AFFECTING RESULTS OF OPERATIONS

YEAR 2000 TECHNOLOGY ISSUES

The Company is working to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive. Wisconsin Energy, including Wisconsin Electric, Edison Sault and the non-utility subsidiaries, utilizes business application software as well as infrastructure and process control systems across its operations. Related computer programs and hardware may use two-character digits such as '00' to define the applicable year rather than four-character digits such as '2000'. When these systems or applications encounter the Year 2000, they could potentially read the year as '1900' and either process data incorrectly or shut down altogether. If not addressed in a timely manner, this Year 2000 problem could have a materially adverse impact on the operations or financial condition of the Company.

Year 2000 Project:   During 1997, the Company created Year 2000 program teams,
overseen by executives of the Company, to address its Year 2000 issues. The teams, comprised of representatives with subject matter expertise, are evaluating:

* Business applications that provide function and process to the business units;

* Infrastructure including information technology voice, video, data systems and related structure;

* Process control systems including the impact of embedded systems across all operations;

* Supplier compliance dealing with critical direct suppliers of services and materials; and

* Significant customers and their ability to avoid major Year 2000-related business interruptions.

The Year 2000 teams are following a structured process of inventorying and assessing potential Year 2000 problems, of remediating, testing, and certifying Year 2000 readiness and of developing and implementing Year 2000 risk management contingency plans. Although additional systems or processes may be identified as the program moves forward, the Company has substantially completed an initial inventory of potential Year 2000 problems across all operating areas and expects to have substantially completed its assessment phase in the fourth quarter of 1998. The remediation and testing phases are currently in progress and extensive contact with critical third party suppliers is ongoing. Based upon an initial assessment of critical supplier Year 2000 readiness that was completed in the third quarter of 1998, the Company is currently initiating additional supplier risk mitigation actions. Wisconsin Energy expects to evaluate its significant customers during 1999.

The Company has structured its Year 2000 program to identify, prioritize and address critical business functions within the Company including:

* Providing Energy Supply, which includes the safe operation and maintenance of all nuclear, fossil and hydro generating facilities;

* Providing a Reliable Energy Pathway, which includes the safe operation and maintenance of the Company's electric transmission and electric, gas and steam distribution systems;

* Providing Customer Service, which includes the ability to respond to customer emergencies both from a customer contact point of view and from a restoration perspective as well as the ability to handle customer calls, to bill customers and to process payments;

* Supporting the Business, which includes the critical human resource, supply chain, finance and information resource activities that support operation of the business; and

*  Critical Facilities operations.

With the exception of those projects that are dependent upon other activities such as power plant unit outages scheduled to occur later in the third or fourth quarter of 1999, the Company currently expects to certify its core, critical business functions as "Year 2000 Ready" in July 1999. However, additional refinements and testing may continue through the end of 1999.
Based upon the Nuclear Energy Institute's standard definition, which has been accepted by the Nuclear Regulatory Commission and has been adopted by Wisconsin Energy, "Year 2000 Ready" systems or applications will be suitable for continued use into the Year 2000 even though the system or application may not be fully "Year 2000 Compliant".

Potential Risks and Contingency Planning:   The Company is continuing an
ongoing process of assessing potential Year 2000 risks and uncertainties. However, Wisconsin Energy believes that it is currently premature to define most reasonably likely worst case scenarios related to the Year 2000 issue. The Company's structured Year 2000 program is designed to address its critical business functions, and the Company currently expects to successfully mitigate its controllable internal Year 2000 problems. For its core operations, Wisconsin Energy also relies upon third parties such as (1) other power providers to and operators of the integrated electric transmission and distribution grid, (2) fuel suppliers, (3) producers of natural gas and suppliers of interstate natural gas transportation services, and (4) providers of external infrastructure such as telecommunications, municipal sewer and water as well as emergency services. Failure of these critical third parties to identify and remediate their Year 2000 problems could have a material impact on the Company's operations and financial condition. While the Company's Year 2000 program is structured to identify, assess and mitigate these third party risks where possible, the potential impact and related costs of third party failures have not yet been identified.

As part of its normal business practice, the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems. During 1999, Wisconsin Energy intends to leverage this experience in the development and implementation of Year 2000-related contingency and business continuity plans. As part of this effort, the Company is coordinating its Year 2000 readiness program with various trade associations and industry groups and is working with the Mid America Interconnection Network, the North American Electric Reliability Council and the Wisconsin Reliability Assessment Organization to develop and implement regional electric reliability contingency plans.

Financial Implications:   Wisconsin Energy currently estimates that it will
incur approximately $42 million of expenses, including direct costs for internal employees, during 1998 through 2000 for its Year 2000 program of which $9 million has been incurred as of September 30, 1998. In addition, the Company expects to capitalize costs of approximately $19 million to replace certain existing infrastructure and process control systems of which $4 million has been capitalized as of September 30, 1998. In its May 1998 rate order from the PSCW, Wisconsin Electric received approval for recovery in rates of approximately $13 million per year of Year 2000-related expenses in the Wisconsin jurisdiction during the 1998-1999 biennial period. In addition, the 1998 PSCW rate order included the associated capital expenditures related to Wisconsin Electric's Year 2000 program.

The discussion above includes many forward looking statements concerning potential schedules, plans, costs, risks and uncertainties facing Wisconsin Energy as a result of the Year 2000 problem. Based upon its activities to date, the Company expects to successfully implement the changes necessary to become "Year 2000 Ready" by the end of 1999. However, the Year 2000 problem has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise. Unanticipated factors while implementing the changes necessary to mitigate Year 2000 problems, including the ongoing availability and costs of trained personnel, the ability to locate and correct all relevant codes in computer and embedded systems, or the failure of critical third parties to communicate about and to mitigate their Year 2000 problems could result in unanticipated interruptions in certain core business activities or operations of Wisconsin Energy.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Energy's consolidated operating activities totaled $401 million during the nine months ended September 30, 1998 compared to $329 million provided during the same period in 1997. Between the comparative periods, cash provided by Wisconsin Electric's operating activities totaled $433 million during 1998 compared to $319 million provided during 1997. Cash provided by Wisconsin Electric's operating activities reflect the sale of the Kimberly Cogeneration Equipment in April 1998 to WISVEST Corporation. The sale of this equipment was eliminated in Wisconsin Energy's consolidated statement of cash flows. For additional information concerning the Kimberly Cogeneration Equipment, see "Note M - Commitments and Contingencies" in the Notes to Financial Statements in Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 and in Item 5. Other Information in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the quarter ended
June 30, 1998.

Wisconsin Energy's consolidated net investing activities totaled $311 million for the nine months ended September 30, 1998 compared to $256 million during the same period in 1997. Investments during the first nine months of 1998 included $280 million for the construction of new or improved facilities of which $230 million was for investments in utility plant at Wisconsin Electric. During the first nine months of 1998, Wisconsin Electric recorded $24 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach and $5 million for the acquisition of nuclear fuel.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were used to reduce short-term borrowings and are being used for other general corporate purposes. In April 1998, Wisconsin Michigan Investment Corporation issued $25 million of 6.48% medium-term notes due in 2008. Proceeds from the issue were added to Wisconsin Michigan Investment Corporation's general funds and used to finance non-utility projects. During the first nine months of 1998, WISPARK Corporation secured $15 million of bank financing in the form of adjustable rate mortgage notes due 2000-2008 to finance the construction or purchase of various facilities. During 1998, Wisconsin Electric decreased its short-term debt by $128 million while Wisconsin Energy's consolidated short-term debt decreased by
$84 million. Financing activities during the first nine months of 1998 included a $7 million payment of principal on the maturity of 5.80% Wisconsin Michigan Investment Corporation medium-term notes due 1998 and a $60 million
payment of principal on the maturity of   5-1/8% Wisconsin Electric First
Mortgage Bonds due 1998.

Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met primarily through internal sources of funds from operations and short-term borrowings.

In August 1998, Wisconsin Energy entered into a $100 million 364-day revolving credit agreement and a $150 million five-year revolving credit agreement to provide backup credit support of a commercial paper program. In August 1998, Wisconsin Energy began issuing commercial paper under this program. Proceeds from the sale of the Wisconsin Energy commercial paper are being added to working capital and applied to reduce certain existing non-utility borrowings as well as for non-utility investments.

On November 1, 1998, Wisconsin Energy resumed issuing new shares of common stock through the Company's stock plans. Since July 1, 1997, Wisconsin Energy had been purchasing shares for its stock plans on the open market.

In October 1998, WISVEST Corporation entered into an agreement to purchase two fossil-fueled power plants for $272 million from The United Illuminating Company, an unaffiliated investor owned utility in New Haven, Connecticut.
The sale is expected to close in the second quarter of 1999. WISVEST Corporation anticipates financing the acquisition through long-term project or other financing arrangements. For additional information concerning the purchase of these two power plants, see Item 5. Other Information - "Non-utility Activities" in Part II of this report.

Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis and may make further investments and/or acquisitions from time to time. The specific form, amount and timing of securities which may be issued to support these opportunities have not yet been determined and will depend, to a large extent, on market conditions and other factors. For additional information, see Item 5. Other Information - "Non-utility Activities" in Part II of this report.

For certain other information which may impact Wisconsin Energy's or Wisconsin Electric's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report as well as Item 1. Legal Proceedings and Item 5. Other Information in
Part II of this report.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning Wisconsin Energy's and Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of
Operations - Market Risks" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997. Griffin Energy Marketing LLC ("Griffin"), a subsidiary of WISVEST Corporation, began marketing energy related services and limited trading of electricity in January 1998. Griffin's activities during the first nine months of 1998 were financially insignificant. WISVEST Corporation is a non-utility subsidiary of Wisconsin Energy.



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 1. Business and Item 3. Legal Proceedings in Part I and with Item 8. Financial Statements and Supplementary Date in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 as well as with Item 1. Legal Proceedings in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.


                                 RATE MATTERS

MICHIGAN RETAIL JURISDICTION

1998 Test Year:   In November 1998, Wisconsin Electric filed testimony and
exhibits with the Michigan Public Service Commission showing a $3.8 million annual revenue deficiency for its electric utility operations in the State of Michigan. Wisconsin Electric is proposing a two stage rate increase in the filing. The first stage would increase rates 9.4% on an annualized basis effective with issuance of an order in the case. The second stage, proposed to be effective July 1, 1999, would increase the stage one rates by another 4.8% on an annualized basis.

The primary factors influencing the requested rate increases include:
(1) increased costs related to the construction, operation and maintenance of electric generation, transmission and distribution facilities to assure the reliability of electric service, (2) increased costs associated with the need to resolve Year 2000 technology issues and to implement technological solutions to meet customer expectations, (3) increased personnel,
(4) increased fuel and purchased power costs, and (5) increased cost of capital. To lessen the impact of these increased costs, Wisconsin Electric is proposing to accelerate the amortization of contributions previously received for customer facilities, similar to what Wisconsin Electric did in its 1998 Test Year proceedings in the Wisconsin retail jurisdiction.


                           ENVIRONMENTAL COMPLIANCE

ASH LANDFILLS

Highway 59 Landfill:   Wisconsin Electric has petitioned the City of Waukesha
to extend city water service to residents of the Town of Waukesha affected by contamination from Wisconsin Electric's Highway 59 ash landfill, located in Waukesha County, Wisconsin. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing city water to the ten affected residents, Wisconsin Electric anticipates excavating saturated ash from and capping the landfill. Total remediation cost at the site is anticipated to be $7 million.

MANUFACTURED GAS PLANT SITES

Wisconsin Electric has begun remediation activities at former manufactured gas plant sites in the Cities of Kenosha and Burlington, Wisconsin. Wisconsin Electric also anticipates beginning remediation at the Fort Atkinson, Wisconsin, manufactured gas plant site in 1999. Wisconsin Electric's remediation of these sites is anticipated to be accomplished at an aggregate cost of between $6 million and $11 million.


                                 OTHER MATTERS

Uranium Enrichment Charges:   On October 11, 1996, Wisconsin Electric and six
other utilities filed an action in the U.S. Court of Federal Claims appealing a final October 1995 decision by the United States Department of Energy's contracting officer, which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between October 1, 1992 and June 30, 1993. The damages sought by Wisconsin Electric total $1.3 million. On December 1, 1997, the government filed a motion for judgment on the pleadings based upon a prior decision of the U.S. Court of Appeals for the Federal Circuit in a related matter. On August 12, 1998, the U.S. Court of Federal Claims granted the government's motion for summary judgment, dismissing the utilities' complaint. On October 9, 1998, Wisconsin Electric and the other utilities filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The matter is pending.

Personal Injury Suit:   On October 1, 1994, a jury returned a $2.85 million
verdict against Wisconsin Natural Gas Company ("Wisconsin Natural") in a case in the Circuit Court for Milwaukee County involving a gas pipe fire which injured the plaintiff. (Wisconsin Energy merged Wisconsin Natural, its wholly owned natural gas utility subsidiary, into Wisconsin Electric in January 1996.) On December 23, 1994, Wisconsin Natural resolved the litigation between itself and the plaintiff with a payment of $2.55 million to the plaintiff, of which $550,000 was covered by Wisconsin Natural's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of Wisconsin Natural. On
September 5, 1995, Wisconsin Natural commenced an action for such indemnification in the Circuit Court for Milwaukee County against the construction company and its insurers. On October 7, 1996, the Circuit Court granted Wisconsin Natural's motion for summary judgment requiring such indemnification in the amount of $2.55 million plus costs. The defendants appealed this decision to the Wisconsin Court of Appeals. On May 5, 1998, the Wisconsin Court of Appeals reversed the Circuit Court's 1996 decision and granted summary judgment to the construction company and its insurers which denies Wisconsin Natural's right to indemnification. On July 24, 1998, the Wisconsin Supreme Court denied a petition filed by Wisconsin Electric, as successor to Wisconsin Natural, seeking a review of this decision.



ITEM 5.  OTHER INFORMATION

                                NUCLEAR MATTERS

Previous information concerning the status of Point Beach Nuclear Plant is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" in Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 as well as in Item 5. Other Information - "Nuclear Matters" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Point Beach Nuclear Plant:   Wisconsin Electric currently expects to begin a
scheduled refueling and maintenance outage of Point Beach Unit 2 in early December 1998 and to return the unit to service in February 1999. During this outage, Wisconsin Electric plans to replace the unit's low pressure turbine rotors, which is expected to increase the dependable generating capability of Unit 2 from 500 to approximately 512 megawatts. Wisconsin Electric also intends to initiate an extended fuel cycle following this outage, which should allow for the operation of Unit 2 until its next scheduled outage in the fall of 2000. The next refueling and maintenance outage for Point Beach Unit 1 is scheduled to begin during the fall of 1999.

In August 1998, Wisconsin Electric announced that it was participating in cooperative alliances with three other unaffiliated investor owned utilities in the region to take advantage of the combined skills of their employees and share resources in an effort to improve plant performance and reliability, strengthen operational efficiency and maintain high safety levels. Working teams are currently being organized to implement cooperative alliances in several areas including fuel management, Year 2000 initiatives, inventory management, information exchange and self-assessment programs. The companies participating in the cooperative alliances own and operate a total of five nuclear plants in the States of Iowa, Minnesota and Wisconsin with total generation exceeding 3,600 megawatts. Wisconsin Electric continues to examine other potential joint operation approaches that could benefit the safe, reliable and cost effective operation of Point Beach.

Spent Fuel Storage and Disposal:   Wisconsin Electric completed construction
of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent nuclear fuel at Point Beach. The PSCW has authorized Wisconsin Electric to load up to twelve casks containing a total of 288 fuel assemblies with spent fuel and transfer the casks to the ISFSI. To date, four VSC-24 casks, designed by Sierra Nuclear Corporation and containing a total of 96 spent fuel assemblies, have been loaded and moved to the ISFSI. Wisconsin Electric is currently loading one additional VSC-24 cask with spent fuel and plans to load four additional casks during 1999 and the remaining three authorized casks in 2000.

To increase its options associated with the continued temporary dry storage of spent fuel at Point Beach, Wisconsin Electric has initiated the process of obtaining three alternative model TN-32 casks from Transnuclear Corp.. The TN-32 dry storage casks have been previously approved by the United States Nuclear Regulatory Commission ("NRC") for specific use at other nuclear generating facilities in the United States. Wisconsin Electric currently plans to obtain the three TN-32 casks by the spring of 2000. In August 1998, the PSCW issued an order approving the substitution of up to six TN-32 casks for VSC-24 casks at Point Beach in the event that this becomes necessary. Wisconsin Electric believes that the NRC will authorize general use of TN-32 casks by early in the year 2000.

Wisconsin Electric estimates that, with implementation of the extended fuel cycles, with the remaining authorized casks and with the remaining space in the spent fuel pool in its current configuration, it has sufficient temporary spent fuel storage capacity to continue operating Point Beach until 2004. Wisconsin Electric currently plans to apply with the PSCW in the spring of 1999 for authority to load additional casks beyond the twelve that are currently authorized. In its application with the PSCW, Wisconsin Electric anticipates seeking authority to begin loading these additional casks by no later than 2002 so that it can preserve its current ability to unload a full core into the spent fuel pool thereby maintaining operational flexibility at Point Beach.


             ELECTRIC SYSTEM RELIABILITY INITIATIVES & COMPETITION

For information concerning electric system reliability, structure and competition matters, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" and "Industry Restructuring and Competition" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 as well as Item 5. Other Information in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

ADDITIONAL GENERATING CAPACITY

300-Megawatt Facility:   In August 1998, Wisconsin Electric and Atlanta-based
Southern Energy, Inc., a subsidiary of Southern Company, signed a formal power purchase agreement wherein Southern Energy, Inc. will license, construct, own and operate a 300-megawatt natural gas-fired peaking power plant and sell its electric output to Wisconsin Electric for eight years. The agreement satisfies Wisconsin Electric's responsibility under directives from the PSCW and under the new reliability legislation, 1997 Wisconsin Act 204, signed into law in April 1998 by Wisconsin's Governor. The primary site for the facility is in Neenah, Wisconsin.

Southern Energy filed a certificate of public convenience and necessity ("CPCN") application for the facility, and the PSCW has accepted the application as complete. A CPCN from the PSCW is expected by early February 1999. The facility is scheduled for commercial operation by June 2000.

PSCW RULEMAKING PROCEEDINGS

Electric Transmission Report:   As required in 1997 Wisconsin Act 204, the
PSCW published its "Report to the Wisconsin Legislature on the Regional Electric Transmission System" on September 1, 1998. The report identifies transmission constraints on the regional bulk power transmission system and identifies a short list of twelve representative new transmission line options. The report emphasizes the need to approximately double the State of Wisconsin's power import capability to 3,000 megawatts to maintain reliability. Detailed studies are underway to select the best options. The licensing process for one or more new high voltage transmission lines will begin in 1999.

MIDWEST ISO

By order dated September 16, 1998, the Federal Energy Regulatory Commission ("FERC") conditionally approved the Midwest Independent Transmission System Operator ("ISO"). The Midwest ISO applicants have requested rehearing of certain portions of that order and FERC action by December 31, 1998.

MPSC ELECTRIC UTILITY INDUSTRY CHOICE SCHEDULE

In the State of Michigan, restructuring proposals are being considered by policy makers on several fronts. The Michigan Public Service Commission ("MPSC") has issued several orders that phase in competition through the year 2002. The Michigan Legislature is also working on a plan to restructure the electric industry.

In June 1997, the MPSC issued an order that initiated the framework for electric industry restructuring and would phase in competition for all Michigan retail electric customers by the year 2002. The MPSC issued additional orders in October 1997 and January 1998 that continued the process of establishing the framework to introduce competition into the Michigan electric market. The October 1997 orders dealt with determination of the rates and conditions of service for those customers choosing direct access and suspended the direct access bidding schedule included in the June 1997 order. In the January 1998 orders, the MPSC concluded that statewide uniform timing was not necessary for direct access and established a schedule for customers of Consumers Energy and Detroit Edison, the two major investor owned utilities with service territories in Michigan's Lower Peninsula. Several parties, including Consumers Energy and Detroit Edison, have petitioned for rehearing of the MPSC's orders.

During 1998, the utilities in the Upper Peninsula of Michigan proposed a plan to implement full customer choice on the latter of January 1, 2002 or the date of implementation for Consumers Energy and Detroit Edison. The MPSC staff has supported the proposal and a settlement agreement is being developed.


                            NON-UTILITY ACTIVITIES

In October 1998, WISVEST Corporation entered into an agreement to purchase two fossil-fueled power plants for $272 million from The United Illuminating Company, an unaffiliated investor owned utility in New Haven, Connecticut. Pursuant to the agreement, WISVEST Corporation is purchasing the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts and a total generating capacity of 667 megawatts, as well as the 466-megawatt New Haven Harbor Station. The Bridgeport Harbor Station, located in Bridgeport Connecticut, is comprised of two oil-fired units, one oil and coal-fired unit and one jet-fueled unit. The New Haven Harbor Station, located in New Haven, Connecticut, has one oil and gas-fired generating unit. The sale, expected to close in the second quarter of 1999, is contingent upon approval from the Connecticut Department of Public Utility Control, the FERC and other federal and State of Connecticut agencies.

Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis, primarily in the areas of power generation development and acquisitions, waste to energy recycling technologies and real estate investments. The Company may make further investments and/or acquisitions from time to time.


                      WISCONSIN ENERGY BOARD OF DIRECTORS

In October 1998, Wisconsin Energy's Board of Directors elected two new board members effective November 1, 1998, increasing Wisconsin Energy's board to ten directors. Barbara L. Bowles is president and founder of The Kenwood Group, Inc., a Chicago-based investment advisory firm that manages pension funds for corporations, public institutions and endowments. Ms. Bowles, whose term expires at the Wisconsin Energy annual meeting in 2000, was formerly corporate vice president and director of investor relations at Kraft, Inc. Judi North is president and CEO of VSI Enterprises, Inc., an Atlanta-based company with five subsidiaries that design, manufacture, market and support videoconferencing and integrated telecommunications software and services.
Ms. North, whose term expires at the Wisconsin Energy annual meeting in 1999, was formerly president of consumer services at BellSouth Telecommunications.


                              CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy or Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's or Edison Sault's generating facilities including Point Beach Nuclear Plant; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

*  Changes in social attitudes regarding the utility and power industries.

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

* Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes in computer and embedded systems, the indirect impacts of third parties with whom the Company does business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties.

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions; and risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project.

* Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects.

* Factors affecting foreign non-utility operations including foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                           Wisconsin Energy Exhibits

      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 1998.

                          Wisconsin Electric Exhibits

      (27)-2 Wisconsin Electric Power Company Financial Data Schedule for the nine months ended September 30, 1998.

(b)   Reports on Form 8-K.

      Neither Wisconsin Energy nor Wisconsin Electric filed any Form 8-K reports during the quarter ended September 30, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WISCONSIN ENERGY CORPORATION
                                                         (Registrant)


                                               /s/ Calvin H. Baker
                                               ----------------------------
Date:  November 13, 1998                       Calvin H. Baker, Treasurer,
                                                 Chief Financial Officer and
                                                 duly authorized officer




                                             WISCONSIN ELECTRIC POWER COMPANY
                                             --------------------------------
                                                       (Registrant)


                                               /s/ Calvin H. Baker
                                               ----------------------------
Date:  November 13, 1998                       Calvin H. Baker, Vice President
                                                 Finance, Chief Financial
                                                 Officer and duly authorized
                                                 officer

                         WISCONSIN ENERGY CORPORATION
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibit is filed with this report:


(27)-1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 1998.