Form 10-K
period 1998-12-31
WISCONSIN ENERGY CORP
filed 1999-03-31
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


               ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998


                                                    IRS Employer
 Commission    Registrant; State of Incorporation   Identification
 File Number     Address; and Telephone Number           No.
 -----------   ----------------------------------  --------------

   1-9057         WISCONSIN ENERGY CORPORATION       39-1391525
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2949
                      Milwaukee, WI  53201
                      (414) 221-2345


   1-1245       WISCONSIN ELECTRIC POWER COMPANY     39-0476280
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2046
                      Milwaukee, WI  53201
                      (414) 221-2345


Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by  check  mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [  ]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates is approximately $3,054,459,000 based upon the reported last sale price of such securities as of March 5, 1999. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

                      -------------------------------

                                                  Name of Each Exchange
  Registrant / Title of Each Class                 on Which Registered
  --------------------------------                 -------------------
Securities Registered Pursuant to Section 12(b) of the Act:

  Wisconsin Energy Corporation
    Common Stock, $.01 Par Value                   New York Stock Exchange

  Wisconsin Electric Power Company
    None                                                     N/A

Securities Registered pursuant to Section 12(g) of the Act:

  Wisconsin Energy Corporation
    None

  Wisconsin Electric Power Company
    Serial Preferred Stock, 3.60% Series, $100               N/A
        Par Value
    Six Per Cent. Preferred Stock, $100 Par                  N/A
        Value

                      -------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 8, 1999):


  Wisconsin Energy Corporation        Common Stock, $.01 Par Value,
                                      116,241,667 shares outstanding.

  Wisconsin Electric Power Company    Common Stock, $10 Par Value,
                                      33,289,327 shares outstanding.
                                      Wisconsin Energy Corporation is the
                                      sole holder of Wisconsin Electric
                                      Power Company Common Stock

                      --------------------------------

                    Documents Incorporated by Reference
                    -----------------------------------
Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on June 2, 1999, are incorporated by reference into Part III hereof.

Portions of Wisconsin Electric Power Company's definitive Information Statement for its Annual Meeting of Stockholders, to be held on May 26, 1999, are incorporated by reference into Part III hereof.

                      -------------------------------

This combined Form 10-K is separately filed by Wisconsin Energy Corporation and by Wisconsin Electric Power Company. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.



                  WISCONSIN ENERGY CORPORATION
                WISCONSIN ELECTRIC POWER COMPANY

      FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 1998
                        TABLE OF CONTENTS

Item                                                                  Page
----                                                                  ----
                             PART I
                             ------
1.   Business..............................................................
        Electric Operations................................................
           Electric Sales..................................................
           Sources of Electric Energy......................................
           Coal-Fired Generation...........................................
           Nuclear Generation..............................................
           Hydroelectric Generation........................................
           Natural Gas-Fired Generation....................................
           Oil-Fired Generation............................................
           Purchased Power Commitments.....................................
           Interconnections with Other Utilities...........................
        Gas Operations.....................................................
           Gas Deliveries..................................................
           Gas Supply......................................................
        Steam Operations...................................................
        Non-Utility Operations.............................................
           Non-Utility Subsidiaries........................................
           Non-Utility Restrictions........................................
        Regulation.........................................................
        Rate Matters.......................................................
        Energy Efficiency..................................................
        Environmental Compliance...........................................
           Solid Waste Landfills...........................................
           Ash Landfills...................................................
           Manufactured Gas Plant Sites....................................
           Air Quality.....................................................
        Other..............................................................

2.   Properties............................................................

3.   Legal Proceedings.....................................................
           Environmental Matters...........................................
           Rate Matters....................................................
           Other Matters...................................................

4.   Submission of Matters to a Vote of Security Holders...................

     Executive Officers of the Registrants.................................

                             PART II
                             -------

5.   Market for Registrants' Common Equity and Related
     Stockholder Matters...................................................
        Number of Common Stockholders......................................
        Common Stock Listing and Trading...................................
        Dividends and Common Stock Prices..................................

6.   Selected Financial Data...............................................
        Wisconsin Energy Corporation.......................................
        Wisconsin Electric Power Company...................................

7.   Management's Discussion and Analysis of Financial.....................
        Condition and Results of Operations................................
        Results of Operations..............................................
           Earnings........................................................
           Electric Revenues, Gross Margins and Sales......................
           Gas Revenues, Gross Margins and Therm Deliveries................
           Operating Expenses..............................................
           Other Items.....................................................
        Factors Affecting Results of Operations............................
           Mergers.........................................................
           Nuclear Matters.................................................
           Electric System Reliability Matters.............................
           Industry Restructuring and Competition..........................
           Rates and Regulatory Matters....................................
           Year 2000 Technology Issues.....................................
           Environmental Matters...........................................
           Coal Supply and Transportation Matters..........................
           Outlook.........................................................
           Effects of Weather..............................................
           Effects of Inflation............................................
           Market Risks....................................................
           Accounting Matters..............................................
        Liquidity and Capital Resources....................................
           Investing Activities............................................
           Cash Provided by Operating and Financing Activities.............
           Capital Structure...............................................
           Capital Requirements............................................
           Capital Resources...............................................
        Cautionary Factors.................................................

7A.  Quantitative and Qualitative Disclosures About Market Risk............

8.   Financial Statements and Supplementary Data...........................
        Index to 1998 Financial Statements.................................
        Wisconsin Energy Corporation.......................................
        Wisconsin Electric Power Company...................................

9.   Changes in and Disagreements with Accountants.........................
        on Accounting and Financial Disclosure.............................

                            PART III
                            --------

10.  Directors and Executive Officers of the Registrant....................
11.  Executive Compensation................................................
12.  Security Ownership of Certain Beneficial Owners and Management........
13.  Certain Relationships and Related Transactions........................

                             PART IV
                             -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     Schedule 1 - Condensed Parent Company Financial Statements
     Consents of Independent Accountants...................................
     Signatures............................................................
     Exhibit Index.........................................................


                           DEFINITIONS

Abbreviations and Acronyms used in the text are defined below.

  Abbreviations and Acronyms                  Term
  --------------------------                  ----

APB 25.........................  Accounting Principles Board
                                 Opinion No. 25, Accounting for
                                 Stock Issued to Employees
AFUDC..........................  Allowance for Funds Used During Construction
Cogentrix......................  Cogentrix Energy Inc., an
                                 independent power producer and
                                 parent company of LS Power
Company........................  Wisconsin Energy Corporation and subsidiaries
Court..........................  United States Court of Appeals
                                 for the District of Columbia circuit
D&D Fund.......................  Uranium Enrichment Decontamination and
                                 Decommissioning Fund
D&P............................  Duff & Phelps Inc.
DOE............................  United States Department of Energy
Edison Sault...................  Edison Sault Electric Company
EITF 98-10.....................  Emerging Issues Task Force
                                 Consensus Number 98-10,
                                 Accounting for Energy Trading
                                 and Risk Management Activities
EPA............................. United States Environmental Protection Agency
Equipment....................... Kimberly Cogeneration Facility
                                 Project equipment
ESELCO.......................... ESELCO, Inc., former parent company of Edison Sault;
                                 acquired by Wisconsin Energy
                                 effective May 31, 1998
FAS............................. Statement of Financial Accounting Standards
FASB............................ Financial Accounting Standards Board
FAS 71.......................... Accounting for the Effects of
                                 Certain Types of Regulation
FAS 109......................... FAS No. 109, Accounting for Income Taxes
FAS 121......................... FAS No. 121, Accounting for
                                 the Impairment of Long-Lived Assets
FAS 123......................... FAS No. 123, Accounting for
                                 Stock-Based Compensation
FAS 133......................... FAS No. 133, Accounting for
                                 Derivative Instruments and Hedging Activities
FERC............................ Federal Energy Regulatory Commission
Fitch........................... Fitch Investors Service, Inc.
Fund............................ Nuclear Decommission Trust Fund
GCRM............................ Gas Cost Recovery Mechanism
ISFSI........................... Independent Spent Fuel Storage Installation
ISO............................. Independent System Operator (transmission)
LS Power........................ LSP-Whitewater, Limited
                                 Partnership, an unaffiliated
                                 independent power producer and
                                 owner of the Whitewater Cogeneration Facility
MAIN............................ Mid-America Interconnected Network, Inc.
MDNR............................ Michigan Department of Natural Resources
Midwest ISO..................... Midwest Independent Transmission System
                                 Operator, Inc.
Minergy......................... Minergy Corp.
Moody's......................... Moody's Investors Service
MPSC............................ Michigan Public Service Commission
Mwh............................. Megawatt-hour
NEIL............................ Nuclear Electric Insurance Limited
NOx2............................ Nitrogen Oxide
NRC............................. United States Nuclear Regulatory Commission
NSP............................. Northern States Power Company,
                                 a Minnesota corporation
OSIP............................ Omnibus Stock Incentive Plan
PCB............................. Polychlorinated Biphenly (environmental)
Point Beach..................... Point Beach Nuclear Plant
Proposed FAS.................... Proposed FAS, Accounting for
                                 Obligations Associated with
                                 the Retirement of Long-Lived Assets
PRP............................. Potentially Responsible Party
                                 (environmental)
PSCW............................ Public Service Commission of Wisconsin
S&P............................. Standard & Poor's Corporation
SO2............................. Sulfur Dioxide
Trust........................... Wisconsin Electric Fuel Trust (nuclear)
Waste Act....................... Nuclear Waste Policy Act of 1982
Waukesha........................ City of Waukesha, Wisconsin
WDNR............................ Wisconsin Department of Natural Resources
WIEP............................ Wisconsin International Electric Power, Ltd
Wisconsin Electric.............. Wisconsin Electric Power Company
Wisconsin Energy................ Wisconsin Energy Corporation
                                 and subsidiaries
Wispark......................... WISPARK Corporation
Wisvest......................... WISVEST Corporation
Witech.......................... WITECH Corporation
WRAO............................ Wisconsin Reliability
                                 Assessment Organization
WSSA............................ Wilderness Shores Settlement Agreement
Yellowcake...................... Uranium Concentrates (nuclear)



                                  PART I
                                  ------
ITEM 1.  BUSINESS

Wisconsin Energy Corporation was incorporated in the State of Wisconsin in 1981 and became a holding company in 1986. Unless qualified by the context used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. Wisconsin Energy's principal subsidiary at December 31, 1998 was Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility which was incorporated in the State of Wisconsin in 1896. The following discussion includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO"), a holding company whose principal subsidiary was Edison Sault Electric Company ("Edison Sault"), in a tax free reorganization accounted for as a pooling of interests. Due to the immaterial nature of this transaction, Wisconsin Energy has not restated any historical financial or statistical information contained in this document. Wisconsin Energy is operating Wisconsin Electric and Edison Sault, an electric utility, as separate subsidiaries within their historical service territories. Unless otherwise noted, the discussion that follows includes Edison Sault's activity since June 1, 1998. For additional information concerning Wisconsin Energy's acquisition of ESELCO, see "Factors Affecting Results of Operations - Mergers" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Wisconsin Energy also has certain subsidiaries engaged in various non-utility businesses. The operations of the Company and its subsidiaries are conducted in the following four areas of business.

ELECTRIC OPERATIONS: Wisconsin Electric's electric operations generate, transmit, distribute and sell electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,300,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Edison Sault generates, transmits, distributes and sells electric energy in a territory of approximately 2,000 square miles with a population of approximately 55,000 in the eastern Upper Peninsula of Michigan.

GAS OPERATIONS: Wisconsin Electric's gas operations purchase, distribute and sell natural gas to retail customers and transport customer-owned gas in four distinct service areas of about 3,800 square miles in Wisconsin: west and south of the City of Milwaukee, the Appleton area, the Prairie du Chien area and areas within Iron and Vilas Counties. The gas service territory has an estimated population of approximately 1,200,000.

STEAM OPERATIONS: Wisconsin Electric's steam operations generate, distribute and sell steam supplied by its Valley and Milwaukee County Power Plants. Steam is used by customers for space heating and processing in the metropolitan Milwaukee area.

NON-UTILITY OPERATIONS: Wisconsin Energy's non-utility operations seek to grow shareholder value by leveraging on the Company's core competencies. Wisconsin Energy's non-utility subsidiaries are involved in various activities, among which are development, ownership and operation of electric generating facilities; waste/energy by-product utilization; and real estate development. For information about the non-utility subsidiaries, see "Non-Utility Operations" below.

For additional financial information about Wisconsin Energy's and Wisconsin Electric's business segments, see "Note K - Segment Reporting" in Wisconsin Energy's and Wisconsin Electric's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms, "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                            ELECTRIC OPERATIONS

ELECTRIC SALES

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations - Electric Revenues, Gross Margins and Sales" for selected electric operating information for Wisconsin Energy and additional selected electric operating information by customer class for Wisconsin Electric.

WISCONSIN ELECTRIC: Wisconsin Electric is authorized to provide retail electric service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities, and in certain territories in the State of Michigan pursuant to franchises granted by municipalities. Wisconsin Electric also sells wholesale electric power.

Electric energy sales by Wisconsin Electric in 1998 to all classes of customers totaled approximately 29.5 billion kilowatt-hours, a 6.5% increase over 1997. There were approximately 989,000 electric customers at December 31, 1998, an increase of 1.0% since December 31, 1997.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 5,468 megawatts on July 21, 1998. During the years 1999 through  2003,  Wisconsin Electric currently estimates that  electric  peak demand obligation will grow at an annualized rate of 1.0% to 5,746 megawatts by the year 2003.

EDISON SAULT: Edison Sault is authorized to provide retail electric service in certain territories in the State of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

During the seven months ended December 31, 1998 following Wisconsin Energy's acquisition of Edison Sault, electric energy sales by Edison Sault to all classes of customers totaled approximately 465 million kilowatt-hours. There were approximately 21,000 electric customers at December 31, 1998.

Edison Sault, a winter peaking utility as a result of heating load, reached its all-time peak electric demand of 138 megawatts on January 14, 1999. Edison Sault's peak load growth during the past five years has averaged between 1% and 2% per year, and Edison Sault expects this level of growth to continue into the foreseeable future.

SALES TO LARGE RETAIL ELECTRIC CUSTOMERS: Wisconsin Electric provides electric utility service to a diversified base of industrial customers. Major industries served by Wisconsin Electric include iron ore mining, paper, machinery production, foundry and food products. The Empire and
Tilden iron ore mines located in the Upper Peninsula of Michigan, the two largest retail electric customers of Wisconsin Electric, accounted for 4.3% and 3.9%, respectively, of total electric kilowatt-hour sales during 1998. Sales to the Empire and Tilden iron ore mines were 7.4% higher in 1998 compared to 1997 due to a two month outage at the Tilden mine during 1997. Edison Sault provides electric service to large industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

SALES TO WHOLESALE CUSTOMERS: During 1998, Wisconsin Electric sold wholesale electric energy to five municipally owned systems, three rural cooperatives and two municipal joint action agencies located in the States of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 47 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Wholesale sales accounted for approximately 10% of Wisconsin Electric's total electric energy sales and 6% of total electric operating revenues in 1998 compared to 8% of total electric energy sales and 5% of total electric operating revenues in 1997.

On January 1, 1998, Upper Peninsula Power Company began taking service from Wisconsin Electric under a capacity exchange agreement. This agreement allows for elections to receive 30 to 65 megawatts of power, and runs through December 31, 2007. Upper Peninsula Power Company elected to receive 65 megawatts for calendar year 1999. Oconto Electric Cooperative ceased taking power from Wisconsin Electric for its system on May 1, 1998 when a partial requirements contract of approximately 8 megawatts expired. Wisconsin Public Power Inc. began taking service May 1, 1998 under a new three-year contract. This contract allows Wisconsin Public Power Inc. to choose power demand in amounts up to 100 megawatts by the year 2000. Initially, Wisconsin Public Power Inc. elected to receive 45 megawatts under its new contract.

Wisconsin Electric's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1998, Wisconsin Electric had 19 customers taking transmission service.

COMPETITION: Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the electric utility industry continues a trend towards restructuring and increased competition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for a description of competition issues and electric industry restructuring initiatives that are underway in regulatory jurisdictions where Wisconsin Electric and Edison Sault currently do business.

FERC OPEN ACCESS TRANSMISSION RULING: As a result of the Energy Policy Act of 1992, the FERC issued two orders in April 1996 and March 1997 relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. On November 25,
1997, these orders were reaffirmed with little change by the FERC on rehearing. The ruling is intended to create a more competitive wholesale electric power market. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for additional information.

ELECTRIC UTILITY INDUSTRY INVESTIGATIONS: See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for information regarding the Public Service Commission of Wisconsin's ("PSCW") and Michigan Public Service Commission's ("MPSC") separate investigations into the structure of the electric industry in the States of Wisconsin and Michigan, respectively.

ELECTRIC  SYSTEM  RELIABILITY  MATTERS:    While  Wisconsin  Electric   had
adequate capacity to meet all of its firm load obligations during the summer of 1998, it was required to appeal for conservation on two occasions during 1998 when weather-induced demand and capacity conditions strained the regional electric network in the midwest. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" for information concerning ongoing actions in which Wisconsin
Electric is currently involved to improve electric reliability in the midwest region.


SOURCES OF ELECTRIC ENERGY

The table below indicates Wisconsin Energy's and Wisconsin Electric's sources of electric energy supply for their control areas, including net generation by fuel type, for the following years ended December 31.


                               1996     1997(a)    1998(b)    1999(c)
                              ------    -------    -------    -------
Wisconsin Energy
  Coal                          67.2%      71.8%      63.0%      61.0%
  Nuclear                       23.9        5.6       18.2       21.7
  Hydroelectric                  1.6        1.6        1.6        1.9
  Natural gas                    1.0        1.9        1.8        0.7
  Oil (d)                        0.3        0.2        0.2        0.0
                              ------     ------     ------     ------
    Net Generation              94.0       81.1       84.8       85.3
  Power Purchases (e)            6.0       18.9       15.2       14.7
                              ------     ------     ------     ------
    Total                      100.0%     100.0%     100.0%     100.0%
                              ======     ======     ======     ======
Wisconsin Electric
  Coal                          67.2%      71.8%      63.8%      62.8%
  Nuclear                       23.9        5.6       18.5       22.3
  Hydroelectric                  1.6        1.6        1.0        1.4
  Natural gas                    1.0        1.9        1.8        0.7
  Oil                            0.3        0.2        0.2        0.0
                              ------     ------     ------     ------
    Net Generation              94.0       81.1       85.3       87.2
  Power Purchases                6.0       18.9       14.7       12.8
                              ------     ------     ------     ------
    Total                      100.0%     100.0%     100.0%     100.0%
                              ======     ======     ======     ======

(a)  The  mix  of  electric energy supply during  1997  reflects  extended
     outages  of  Units  1 and 2 at Wisconsin   Electric's Point  Beach  Nuclear
     Plant ("Point Beach"). See "Electric Operations - Nuclear Generation" below for discussion of matters related to Point Beach.

(b) Wisconsin Energy's information includes Edison Sault for the period June through December 1998.

(c) Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Energy's generating or electric transmission facilities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Cautionary Factors."

(d) Includes generation by Edison Sault's 4.8 megawatt diesel-fired peaking power plant.

(e)  Excludes  purchases by Edison Sault of power  supplied  by  Wisconsin
     Electric.


WISCONSIN ELECTRIC: Wisconsin Electric's net generation totaled 26 million megawatt-hours during 1998 compared to 24 million megawatt-hours during 1997 and 27 million megawatt-hours during 1996. Net generation was down during 1997 primarily due to extended outages at Point Beach. During 1998, Wisconsin Electric's generation was supplemented with 4.5 million megawatt-hours of power purchases from neighboring utilities; from LSP-Whitewater Limited Partnership ("LS Power"), an independent power producer with whom Wisconsin Electric has a long-term power purchase contract; and, to a minor extent, from other sources. Wisconsin Electric purchased
5.5 million megawatt-hours and 1.8 million megawatt-hours of electric energy during 1997 and 1996, respectively. The dependable capability of Wisconsin Electric's generating stations was 5,652 megawatts in August 1998 as more fully described in Item 2. Properties.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below.


                                  1996            1997            1998
                                  ----            ----            ----
Coal                             $1.16           $1.22           $1.17
Nuclear                           0.46            0.49            0.53
Natural Gas                       3.60            2.79            2.74
Oil                               4.22            4.70            3.70


EDISON SAULT: During 1998, Edison Sault generated 20% of its total electric energy requirements with its hydroelectric plant and purchased the remaining 80% of such requirements. Edison Sault's total average generating capability is 34.6 megawatts as more fully described in Item 2. Properties.


COAL-FIRED GENERATION

Wisconsin Electric diversifies coal sources for its power plants in the States of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. Following are the periods and annual tonnage amounts for Wisconsin Electric's principal coal contracts.


                Contract Period              Annual Tonnage
                ---------------              --------------
            Jan. 1980 to Dec. 2006             2,000,000
            Jul. 1983 to Dec. 2002             1,000,000
            Jan. 1992 to Dec. 2005             2,200,000
            Oct. 1992 to Dec. 2001               500,000
            Sep. 1994 to Aug. 1999               600,000
            Sep. 1995 to Dec. 1999               600,000
            Jan. 1996 to Dec. 1999               100,000
            Jan. 1998 to Dec. 2002               900,000


For information regarding emission restrictions, see Item 1. Business - "Environmental Compliance."

Approximately 75% of Wisconsin Electric's 1999 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power
Plants from Colorado, Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake
Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. Wisconsin Electric's 1999 coal requirements, projected to be
11.3 million tons, will be 89% under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 1999 coal requirements through short-term or spot purchases and inventory adjustments. For information concerning coal delivery problems during 1997 with the Union Pacific Railroad as well as coal inventory contingency plans related to the Year 2000, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Coal Supply and Transportation Matters."

PLEASANT PRAIRIE POWER PLANT:   All of the estimated 1999 coal requirements
for this plant are presently under contract.

OAK  CREEK  POWER PLANT:   All of the estimated 1999 coal requirements  for
this plant are presently under contract.

PRESQUE ISLE POWER PLANT:   All of the estimated 1999 coal requirements for
this plant are presently under contract.

EDGEWATER 5 GENERATING UNIT: Coal for this unit, in which Wisconsin Electric has a 25% interest, is purchased by Wisconsin Power and Light Company, a non-affiliated investor owned utility, which is the majority owner of the facility.

VALLEY  AND  PORT  WASHINGTON POWER PLANTS:   Coal requirements  for  these
plants will be supplied in 1999 by contracts that have been agreed upon in principle.

MILWAUKEE  COUNTY  POWER PLANT:   Coal for this facility  is  purchased  by
Wisconsin Electric through annual spot purchases.


NUCLEAR GENERATION

Wisconsin  Electric  purchases  uranium  concentrates  ("Yellowcake")   and
contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note H - Long-Term Debt" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

POINT BEACH NUCLEAR PLANT: Wisconsin Electric owns and operates two approximately 500 megawatt electric generating units at Point Beach in Two Rivers, Wisconsin. During the summer of 1997, Wisconsin Electric replaced two low pressure turbines in Unit 1, which increased its maximum dependable generating capability from 500 to approximately 510 megawatts. During the winter of 1998-1999, Wisconsin Electric replaced Unit 2's low pressure turbine rotors, which is expected to also increase the maximum dependable generating capability of Unit 2 from 500 to approximately 510 megawatts. Due to extended outages during 1997, Point Beach provided approximately 6% of Wisconsin Electric's net electric energy supply during 1997 compared to 18% and 24% during 1998 and 1996, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

For additional information concerning Point Beach, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" and "Note F - Nuclear Operations" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

URANIUM REQUIREMENTS: Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. During 1998, Wisconsin Electric implemented staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which provides between 60% to 100% of annual requirements under these staggered, extended fuel cycles. Wisconsin Electric may exercise flexibility available in this contract and purchase certain quantities of uranium on the spot market, should the market conditions prove favorable. Negotiations for the supply of the quantity of uranium not covered by the long-term contract beyond 1998 will be ongoing during 1999.

CONVERSION:   Wisconsin Electric has a long-term contract with  a  provider
of   uranium   conversion  services  to  supply  100%  of  the   conversion
requirements for the Point Beach reactors from 1996 through 1999. For   the
years 2000 through 2004, this same contract will provide 75% of Wisconsin Electric's annual conversion requirements. During 1997, an additional long-term conversion contract was executed to supply the remaining 25% of Wisconsin Electric's annual conversion requirements.

ENRICHMENT: During 1998, a long-term contract for the supply of enriched uranium was executed capable of providing up to 100% of Wisconsin Electric's enriched uranium requirements through 2006. As a result, Wisconsin Electric currently has two long-term contracts for the supply of enrichment services. The combination of the contracts provides for the required enrichment services for the Point Beach reactors through the year 2006.

FABRICATION: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric
Corporation for the balance of the plant's current operating license. During 1995, an agreement was reached between Wisconsin Electric and Westinghouse to supply Wisconsin Electric with a new fuel design beginning in the fall of 1997. The 1995 agreement was modified in November 1996 due to delayed licensing of a new analysis method desired for the use of the new fuel design. Current plans now assume initial use of the new fuel design in the fall of the year 2000. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

SPENT FUEL STORAGE AND DISPOSAL: Wisconsin Electric currently has the capacity to store limited amounts of spent nuclear fuel in the spent fuel pool at Point Beach. In addition, Wisconsin Electric completed construction of an Independent Spent Fuel Storage Installation in 1995 for the temporary dry storage of spent fuel at Point Beach. For information concerning spent fuel storage and disposal issues, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters."

DECOMMISSIONING FUND: Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 1998 to approximately $519 million. For additional information regarding decommissioning,  see  "Note  F  - Nuclear  Operations"  in  the  Notes  to
Financial  Statements  in  Item 8. Financial Statements  and  Supplementary
Data.

NUCLEAR PLANT INSURANCE: For information regarding matters pertaining to nuclear plant insurance, see "Note F - Nuclear Operations" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.


HYDROELECTRIC GENERATION

WISCONSIN ELECTRIC: Wisconsin Electric's hydroelectric generating system consists of fifteen operating plants. Of these fifteen plants, five plants with a total installed generating capacity of approximately 26 megawatts have long-term licenses with the FERC, and a sixth plant with an installed generating capacity of approximately 2 megawatts does not require a FERC license. Wisconsin Electric is in the process of selling to an independent party one plant with an installed generating capacity of approximately 1 megawatt.

Wisconsin Electric is seeking renewal of the remaining eight operating licenses from the FERC for licenses that expired or expire during the period 1998 to 2001. Key issues concerning relicensing of these eight plants were covered by the Wilderness Shores Settlement Agreement ("WSSA"), signed in February 1997. The WSSA was the culmination of more than two years of negotiations between Wisconsin Electric and representatives of the Wisconsin Department of Natural Resources, the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources, the U.S. Fish and Wildlife Service, the Wisconsin Department of Administration, the National Park Service and two river/recreational organizations: the Michigan Hydro Relicensing Coalition and the River Alliance of Wisconsin. Wisconsin Electric expects the WSSA to assure the continued profitable operation of its hydroelectric system in the Upper Menominee River Basin as well as the protection of associated land and water resources for 40 years following license renewal by the FERC.

Wisconsin Electric's hydroelectric facilities covered by the WSSA are the Big Quinnesec Falls, Kingsford, Michigamme Falls, Twin Falls, Lower Paint Dam, Peavy Falls, Hemlock Falls and Way Dam Projects, representing a total of 59 megawatts of installed capacity. Wisconsin Electric is in the process of completing an applicant-prepared environmental assessment and a FERC license application. These, along with the WSSA, will be filed with the FERC by October 1999.

For additional information concerning Wisconsin Electric's hydroelectric generating facilities, see Item 2. Properties.

EDISON SAULT: Edison Sault's primary source of generation is its 30 megawatt hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2025 by providing at least a five-year termination notice. No such notice can be given prior to December 31, 2020. Edison Sault pays for all water taken from the St. Marys River at predetermined rates with a minimum annual payment of $100,000 per year. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Marys River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Water elevation levels on Lake Superior in the second half of 1998 and into 1999 have been at their lowest levels since the year 1926. As a result, the International Joint Commission has placed limitations on the flow of water from Lake Superior that limits Edison Sault's amount of hydroelectric generation. During any limited flow months, it is necessary for Edison Sault to purchase additional power from other sources and increase the use of Edison Sault's diesel generation.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Marys River in Sault Ste. Marie, Michigan. This 17 megawatt contract has a tenure to November 1, 2040, and cannot be terminated by the United States government prior to November 1, 2030.

During 1998, hydroelectric energy provided 38% of Edison Sault's total energy requirements, of which 20% was generated by Edison Sault's facility and 18% was purchased from the United States Corps of Engineers.


NATURAL GAS-FIRED GENERATION

The Concord and Paris Combustion Turbine Power Plants and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations.

An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek and Valley Power Plants is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utilities then transport Wisconsin Electric's gas to each plant under interruptible tariffs.
Wisconsin Electric's gas operations is the distribution utility for Pleasant Prairie and Oak Creek Power Plants. Wisconsin Gas Company, an unaffiliated company, is the distribution utility for the Valley Power Plant.


OIL-FIRED GENERATION

Fuel oil is used for the combustion turbines at the Point Beach, Germantown and Port Washington Power Plants. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-fired gas turbines discussed above. Fuel oil requirements are purchased under partnering agreements with suppliers that assist Wisconsin Electric with inventory tracking and oil market price trends.

Subject to various regulatory approvals, four existing generating units at the Germantown Power Plant will be converted, one unit per year from 2000 to 2003, to dual fuel (natural gas and oil). A fifth dual fuel combustion turbine is planned to begin commercial operation at Germantown Power Plant
in  2000.   For  further  information about these  Germantown  Power  Plant projects,  see  Item 7. Management's Discussion and Analysis  of  Financial
Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters."


PURCHASE POWER COMMITMENTS

WISCONSIN ELECTRIC: To meet a portion of Wisconsin Electric's anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into long-term power purchase contracts with LS Power and with SEI-Wisconsin, a subsidiary of the Southern Company, an unaffiliated investor owned utility.

The contract with LS Power, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy requirements. Wisconsin Electric treats this power purchase contract as a capital lease. See "Note H - Long-Term Debt" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information about Wisconsin Electric's long-term power purchase agreement with LS Power.

In March 1998, LS Power's parent company signed an agreement with Cogentrix Energy Inc. ("Cogentrix"), an independent power producer unrelated to LS Power or Wisconsin Electric, to sell a majority interest in LS Power to Cogentrix. Wisconsin Electric's long-term purchase power contract with LS Power is expected to remain effective under the ownership of Cogentrix.

On August 28, 1998, Wisconsin Electric entered into a power purchase agreement with SEI -Wisconsin for SEI-Wisconsin to design, construct, own and operate a 300 megawatt gas turbine peaking facility in the town of Neenah, Wisconsin and to provide the output of this facility to Wisconsin Electric for eight years. The facility is scheduled for commercial operation by June 2000. The purchase power agreement is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and takes away electric power. Wisconsin Electric pays SEI-Wisconsin a "toll" to convert Wisconsin Electric's fuel into the electric energy. The entire output of the facility is available for Wisconsin Electric to dispatch during the eight year term of the agreement. The purchase power agreement with SEI-Wisconsin is the culmination of a request for proposal process that Wisconsin Electric initiated in November 1997 to fulfill a new capacity need and to comply with a PSCW order and with Wisconsin Act 204. For additional information concerning the purchase power agreement with SEI-Wisconsin, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters." For further information regarding Wisconsin Act 204, see "Regulation" below in Item 1. Business.

In the normal course of business, Wisconsin Electric utilizes contracts of various duration for the forward purchase of electricity to meet load requirements in an economic manner and when the anticipated market price for electric energy is below Wisconsin Electric's expected incremental cost of generation. Contracts of this nature are one of the power supply resources Wisconsin Electric uses to meet its reliability requirements.

EDISON  SAULT:    To  meet  80%  of its energy requirements,  Edison  Sault
purchased the following megawatt-hours from the following sources under firm contracts during the seven months ended December 31, 1998.


                                                  Megawatt-hours
                                                  --------------
        Consumers Energy Company                      218,078
        Wisconsin Electric                             98,437
        U.S. Corps of Engineers - Hydro                92,119
        Cloverland Electric Cooperative                   119
        Upper Peninsula Power Company                       2
                                                     --------
                  Total                               408,755
                                                     ========


Edison Sault purchases power from Consumers Energy Company under a wholesale power sales agreement that expires in 2020, or 2010 under an early termination provision. Rates under the agreement, approved by the FERC, provide for capacity and energy charges. Effective January 1, 1997 under this agreement, Edison Sault began purchasing 35 megawatts of firm power and a variable amount of interruptible power. This contract contains a reorganization provision under which Edison Sault's obligation to purchase firm power will change to 30 megawatts in 2000, 25 megawatts in 2001 and 20 megawatts in 2002 and thereafter. The interruptible service provisions of the contract expire on January 1, 2000.

Effective January 1, 1998, Edison Sault began purchasing 20 megawatts of firm power from Wisconsin Electric under the terms of a ten-year agreement.

As discussed above under "Hydroelectric Generation", Edison Sault purchases all available hydroelectric generation or approximately 17.4 megawatts from the United States Corps of Engineers' St. Marys River plant under a long-term purchase power contract. Annual payments under the contract are subject to renegotiation every five years with the current terms having been implemented in November 1996.


INTERCONNECTIONS WITH OTHER UTILITIES

WISCONSIN ELECTRIC: Wisconsin Electric's system is interconnected at various locations with the systems of Commonwealth Edison Company, Madison Gas and Electric Company, Northern States Power Company, Upper Peninsula Power Company, Wisconsin Power and Light Company, Wisconsin Public Service Corporation and the Marquette, Michigan Board of Light and Power. These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

Wisconsin Electric is a member of Mid-America Interconnected Network, Inc. ("MAIN"), which is one of ten regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

In February 1996, Wisconsin Electric and five other Midwest utilities announced that they had agreed to pursue the development of an independent organization, the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"), which would be responsible for ensuring nondiscriminatory open electric transmission access and the planning and security of the combined bulk electric transmission systems of the utilities. The group has grown to include nine utilities. All transmission owners of the East Central Area Reliability Council and MAIN have participated in the development of the Midwest ISO. An order conditionally approving of the Midwest ISO was issued by the FERC on September 16, 1998.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" for additional information regarding certain electric transmission projects and the Midwest ISO.

EDISON SAULT: Edison Sault's electric transmission system is directly interconnected with the systems of Consumers Energy Company and Cloverland Electric Cooperative. With completion of the Central Upper Peninsula Transmission Project in the spring of 2000, Edison Sault will also be interconnected with the electric transmission system of Wisconsin Electric. Edison Sault is currently a member of the East Central Area Reliability Council, another regional member of the North American Electric Reliability Council.


                              GAS OPERATIONS

GAS DELIVERIES

Wisconsin Electric is authorized to provide gas service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 923 million therms in 1998, a 6% decrease compared to 1997. At December 31, 1998, Wisconsin Electric was transporting gas for approximately 310 customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 46% of total therms delivered during 1998, 40% during 1997 and 31% during 1996. There were approximately 388,000 natural gas customers at December 31, 1998, an increase of approximately 3.1% since December 31, 1997.

Wisconsin Electric's maximum daily send-out during 1998 was 619,578 dekatherms on January 13, 1998. A dekatherm is equivalent to ten therms or one million British thermal units . Sales of gas fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

For further gas operating information by customer class, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations - Gas Revenues, Gross Margins and Therm Deliveries."

Wisconsin Electric's gas operations delivers natural gas to Wisconsin Electric's Concord, Paris and Oak Creek Power Plants. Deliveries to these facilities are at rates approved by the PSCW. See "Electric Operations - Natural Gas-Fired Generation" above.

For information concerning Wisconsin Electric's expansion of natural gas service to more than 4,500 potential customers in northeastern Wisconsin, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Outlook."

SALES  TO  LARGE GAS CUSTOMERS:   Wisconsin Electric provides  gas  utility
service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served by Wisconsin Electric's gas operations include the paper, food products and fabricated metal products industries. During 1998, Wisconsin Electric's electric operations took delivery of 8.5% of total therm deliveries compared to 8.8% during 1997. See "Electric Operations - Sources of Electric Energy" above for information about anticipated gas-fired electric generation by Wisconsin Electric during 1999. No single retail customer of the gas utility accounted for more than 2.8% of total gas therms sold and transported during 1998.

COMPETITION: Competition in the natural gas industry is increasing, driven by a combination of market forces and regulatory initiatives. Natural gas companies are now operating in a competitive environment at the wholesale level, and regulators in Wisconsin continue to evaluate competition at the retail level. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition" for information regarding the PSCW's ongoing generic investigation into the structure of the retail natural gas industry in the State of Wisconsin.


GAS SUPPLY

Wisconsin Electric's gas operations has entered into more than 60 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which Wisconsin Electric can exercise to mitigate substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

The use of storage increases the load factor of supply contracts and allows Wisconsin Electric to take advantage of seasonal price differentials. Wisconsin Electric's gas operations has six firm gas storage agreements with pipelines that allow daily withdrawals of 320,511 dekatherms and an annual capacity of 19.5 million dekatherms. The initial terms of these contracts vary with the last one expiring in May 2006. Gas stored at these facilities is purchased by Wisconsin Electric from a number of suppliers.

Wisconsin Electric has 25 transportation contracts, the last of which expires in 2006, that it uses to meet daily customer requirements and to inject and withdraw from gas storage. In each case, subject to certain provisions, Wisconsin Electric's gas operations can extend the terms of these contracts at the time the agreements would otherwise expire.

Wisconsin Electric also has three contracts for salt dome storage that provide seasonal gas supply backup in the event of well freeze-off or other loss of supply.


                             STEAM OPERATIONS

Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of downtown Milwaukee. Steam is supplied to the system from Wisconsin Electric's Valley Power Plant, a coal-fired cogeneration facility. In November 1996, Wisconsin Electric acquired from Milwaukee County the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. Wisconsin Electric operates these facilities as part of its steam utility operations.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. Primarily due to a warmer than normal heating season, steam sales decreased 12% during 1998. At
December 31, 1998, steam was used by 454 customers for processing, space heating, domestic hot water and humidification.


                          NON-UTILITY OPERATIONS

See "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for information concerning non-utility net income, net identifiable assets and construction expenditures during each of the three years ended December 31, 1998.


NON-UTILITY SUBSIDIARIES

Wisconsin Energy's non utility subsidiaries include:

WISPARK CORPORATION: WISPARK Corporation ("Wispark") develops and invests in real estate. While Wispark's core geographic area is southeastern Wisconsin, it is currently developing properties in metropolitan
Minneapolis/St. Paul, Minnesota; Chicago, Illinois; and Sacramento, California. Wispark's initial development, LakeView Corporate Park, a 1,500-acre business park located near Kenosha, Wisconsin, has developed 689 acres with over 6,500,000 square feet of buildings for 60 companies during its first ten years of existence. Wispark is also developing or has developed business parks such as those in the following locations:

* Westridge Business Park - New Berlin, Wisconsin;
* RidgeView Corporate Park - Pewaukee, Wisconsin;
* GrandView Business Park - Racine, Wisconsin;
* Business Park of Kenosha - Kenosha, Wisconsin:
* Grand Oak Business Park - Eagan, Minnesota;
* NorthWest Corporation Park - Elgin, Illinois; and
* White Oak Business Park - Aurora, Illinois.

In addition to developing business parks, Wispark has established itself as one of southeastern Wisconsin's largest developers of industrial buildings. In the last five years, Wispark has developed 2,700,000 square feet of buildings on a build-to-suit basis, and just over 1,700,000 square feet of other building space. Wispark has also developed mixed-use projects such as Gaslight Pointe in Racine, Wisconsin. Wispark constructed a 120-room Radisson Hotel and Conference Center in LakeView Corporate Park.

WISVEST CORPORATION: WISVEST Corporation ("Wisvest") invests in energy-related entities and develops energy-related projects. Wisvest owns and manages the chilled water production and distribution facilities that are part of the Milwaukee County Power Plant on the Milwaukee County Grounds in Wauwatosa, Wisconsin. Wisvest is also an investor in other energy-related entities such as a strategic energy management services company with a focus on natural gas management, a natural gas marketer, a company that designs, builds and operates landfill gas recovery systems and a cogeneration facility in the State of Maine, the Androscoggin Cogeneration Center. Wisvest's subsidiary, Griffin Energy Marketing, L.L.C. markets energy related services and trades electricity. See "Liquidity and Capital Resources - Investing Activities" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the acquisition of the Milwaukee County Power Plant. See "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for information concerning the Androscoggin Cogeneration Center.

In October 1998, WISVEST Connecticut, LLC, a wholly owned subsidiary of Wisvest, entered into an agreement to purchase two fossil-fueled power plants in the State of Connecticut that is expected to be consummated in the second quarter of 1999. See Item 1. Business - "Environmental Compliance", Item 7. Management's Discussion and Analysis of Financial Condition and Results of Analysis - "Liquidity and Capital Resources - Capital Requirements" and "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

WISCONSIN ENERGY CAPITAL CORPORATION: Wisconsin Energy Capital Corporation, formerly Wisconsin Michigan Investment Corporation, engages in investing and financing activities. Activities include advances to affiliated companies and investments in financial instruments and in partnerships developing low-and moderate-income housing projects. Other investments may be made from time to time. Wisconsin Energy Capital Corporation's subsidiary, WMF Corp., engages in financing activities. Any funds obtained by WMF Corp. through financing arrangements are advanced to Wisconsin Energy Capital Corporation.

MINERGY CORP.: Minergy Corp. ("Minergy") is engaged in the business of developing and marketing proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products. In 1998, Minergy completed construction of and placed into commercial operation in Neenah, Wisconsin a facility that recycles paper sludge from area paper mills into two usable and salable products: glass aggregate and steam. The plant also provides substantial environmental and economic benefits to the area by providing a beneficial alternative to landfilling paper sludge. For additional information related to the Minergy glass aggregate plant, see Item 3. Legal Proceedings - "Other Matters" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Investing Activities."

WEC INTERNATIONAL, INC.: WEC International Inc. serves as Wisconsin Energy's international investment vehicle. WEC International, Inc. has investments in two joint ventures in the Netherlands. One joint venture owns and operates a by-product utilization plant. The other joint venture is in the process of renovating a waste treatment facility.

WITECH CORPORATION: WITECH Corporation ("Witech") is a venture capital company operating in the State of Wisconsin. At December 31, 1998, Witech had investments in eleven companies and three funds totaling more than $34 million. Among others, the companies include an operator of a nationwide data communications network for the agriculture industry, a manufacturer of electronic components and a manufacturer of motor drives.

WEC NUCLEAR CORP.: WEC Nuclear Corp., formerly WEC Sub Corp., has an ownership interest in Nuclear Management Company L.L.C.. Formed during the first quarter of 1999, it is intended that Nuclear Management Company L.L.C. will provide services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters."

NORTHERN  TREE  SERVICE,  INC.:   Northern Tree  Service,  Inc.,  a  former
subsidiary of ESELCO, is engaged in tree trimming in the State of Michigan's eastern Upper Peninsula.

BADGER SERVICE COMPANY: Badger Service Company holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.


NON-UTILITY RESTRICTIONS

For information concerning certain restrictions which limit diversification of Wisconsin Energy in non-utility activities, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Rates and Regulatory Matters."

For information concerning restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy, see "Note A - Summary of Significant Accounting Policies" in Wisconsin Energy's Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.


                                REGULATION

Wisconsin Electric is subject to the regulation of the PSCW as to retail electric, gas and steam rates in the State of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. Wisconsin Electric and Edison Sault are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the State of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric and Edison Sault are subject to regulation of the FERC with respect to wholesale power service, electric transmission, and accounting. Operation and construction relating to Wisconsin Electric's Point Beach facilities are subject to regulation by the United States Nuclear Regulatory Commission. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. Wisconsin Electric's and Edison Sault's operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA"), the Wisconsin Department of Natural Resources ("WDNR"), the Michigan Department of Natural Resources ("MDNR") and the Michigan Department of Environmental Quality.

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. For information concerning evolving conservation requirements for utilities in the State of Wisconsin, see "Energy Efficiency" below.

Wisconsin Energy is an exempt holding company by order of the United States Securities and Exchange Commission under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and, accordingly, is exempt from the law's provisions other than with respect to certain acquisitions of securities of a public utility.

In 1997, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law Wisconsin Act 204, intended to address concerns with electric reliability in the State of Wisconsin. Among other things, Act 204 required the PSCW to replace the Advance Plan process with a new Strategic Energy Assessment process. In January 1999, the PSCW issued its final Advance Plan order, Advance Plan 8, approving Wisconsin Electric's generation and transmission expansion plans essentially as filed. In response to Act 204, the PSCW has replaced the Advance Plan process with a non-binding Strategic Energy Assessment performed by the PSCW every two years beginning in July 2000.

Wisconsin Act 204 includes new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements would apply to utility facilities in excess of 100 megawatts. The PSCW is currently engaged in a rule making proceeding involving the applicability of Act 204 to utility affiliates seeking to construct facilities in the State of Wisconsin. For additional information concerning the PSCW's current utility affiliate rule making efforts, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Industry Restructuring and Competition."

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in the State of Wisconsin. The two-stage process established by the PSCW consists of
(1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects; and (2) the conventional Certificate of
Public  Convenience and Necessity procedure for the winner or winners.   In
the first quarter of 1997, the PSCW extended this to include repowering or upgrades of existing generation in excess of 12 megawatts.


                               RATE MATTERS

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- "Factors Affecting Results of Operations - Rates and Regulatory Matters" for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel, purchased power and gas purchased for resale.


                             ENERGY EFFICIENCY

The PSCW continues to mandate electric and natural gas energy efficiency goals for Wisconsin Electric's residential, small commercial, and low income customers. Goals for large commercial and industrial customers were eliminated in 1997. During 1998, the PSCW continued its policy of moving the accomplishment of small customer energy efficiency goals from utility to non-utility providers. Wisconsin Electric supports this policy of using a bidding process to hire non-utility providers to accomplish its goals. Currently, Wisconsin Electric has contracts for 100% of its 1999 residential and small commercial energy efficiency goals. Wisconsin Electric works cooperatively with state weatherization operators and community organizations in achieving its low income energy efficiency goals.

As noted above, Wisconsin Electric supports the move away from mandated utility energy efficiency goals by the PSCW. However, as part of its commitment to customer service Wisconsin Electric will continue to provide its customers information on how to control their energy costs.

In a related matter, the Wisconsin State Legislature formed a committee to study ways of preserving and enhancing various public benefits in a restructured utility environment. Among other things, public benefits include efforts to help develop the competitive market for energy efficiency in the State of Wisconsin and the funding of energy efficiency services for low income customers. The committee is using the PSCW's Enunciation of Policy and Principles, as stated in Docket 05-BU-100, as the foundation piece for its work, although the committee is expected to recommend some changes. The general concept of the committee is that a statewide entity would be charged with preserving public benefits. The responsibility for achieving energy efficiency goals would shift from the utility to this new entity. The goal of the new entity would be to have energy efficiency improvements occur through the competitive market place. It is likely legislation creating such an entity will be submitted in the current legislative session.

Wisconsin Electric will continue to offer programs which provide customers the incentive to move their energy use to times when Wisconsin Electric facilities are less utilized. Interruptible and curtailable rates, along with an energy cooperative-managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of central air conditioners is offered to most residential customers. Time-of-use rates continue to be available to most customers. Real-time pricing programs are also being offered to some customers.


                         ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $23 million in 1998. Expenditures incurred during 1998 included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are budgeted at approximately $4 million during 1999, $54 million during 2000 and $118 million during 2001. The significant increases in 2000 and 2001 are attributable to final ozone transport rules that were issued by the EPA in October 1998.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $37 million during 1998, $30 million during 1997 and $32 million during 1996.

As noted above under "Non-Utility Operations," WISVEST Connecticut, LLC, a wholly owned subsidiary of Wisvest, agreed to purchase two fossil-fueled power plants in the State of Connecticut in a deal that is expected to be consummated in the second quarter of 1999. As a result of this purchase, WISVEST Connecticut, LLC will also be affected by the final ozone transport rules that were issued by the EPA in October 1998. These rules will require WISVEST Connecticut, LLC to reduce nitrogen oxide ("NOx") emissions from the acquired plants by approximately 25% compared to historical levels. Engineering and economic studies are currently underway to develop alternative capital expenditure programs which would provide compliance with the regulations at the lowest life cycle cost. These studies are expected to be completed by December 31, 1999. Depending upon the form of Nox reduction strategy that is implemented, WISVEST Connecticut, LLC currently estimates that efforts to implement this strategy would cost between $20 million and $35 million prior to May 2003.

Sub-surface,  non-aqueous petroleum liquids have been  identified  at  both power plant sites that are being acquired by WISVEST Connecticut, LLC. Based upon recent, preliminary environmental studies, the Company currently estimates that it will incur approximately $2.7 million during the three years ending December 31, 2001 to treat and remediate these sites. These expenditures are expected to bring the two sites into compliance with applicable standards in the State of Connecticut.

Expenditures for environmental compliance and remediation issues noted above are included in anticipated construction expenditures described in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Analysis - "Liquidity and Capital Resources - Capital Requirements."

For discussion of additional environmental issues, see Item 3. Legal Proceedings - "Environmental Matters." For further information concerning the EPA's final ozone transport rules, see "Factors Affecting Results of Operations - Environmental Matters" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For further information concerning WISVEST Connecticut, LLC's acquisition of the two Connecticut power plants, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Analysis - "Liquidity and Capital Resources - Capital Requirements" and "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements in
Item 8. Financial Statements and Supplementary Data.


SOLID WASTE LANDFILLS

Wisconsin Electric and Edison Sault provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

ETSM  PROPERTY/CITY  OF  WEST  ALLIS:   See Item  3.  Legal  Proceedings  -
"Environmental Matters" for information concerning iron cyanide-bearing wastes found at two sites in West Allis, Wisconsin.

MANISTIQUE RIVER/HARBOR AREA: In 1993, Wisconsin Electric and Edison Sault received independent notifications from the EPA that they were being named Potentially Responsible Parties ("PRPs") at the Manistique River / Harbor Area of Concern in Manistique, Michigan. The EPA, with the MDNR, had identified the Manistique River and Harbor as an Area of Concern due to polychlorinated biphenyl (more commonly known as "PCB") contamination that had been found in the area.

In  1993  and  again in 1995, Wisconsin Electric responded  to  information requests from the EPA concerning Wisconsin Electric's PCB and oil filled equipment management in the Manistique River drainage basin. Wisconsin Electric has no reason to believe that it is responsible in total or in part for the PCB contamination in the Manistique River/Harbor Area of Concern. Wisconsin Electric has not heard anything from the EPA regarding this site since 1995.

Edison Sault submitted an Environmental/Cost Analysis to the EPA that provided an analysis of six alternative methods of remediation and ultimately recommended a remediation method of in-place capping. Edison Sault believed this to be the most prudent course of action. During 1995 and 1996, the EPA agreed to allow active PRP's to remediate the harbor through in-place capping at a cost of $6.4 million, with Edison Sault's portion costing $3.2 million. Through further negotiations, the EPA and the active PRP's agreed to a cash-out settlement under which the active PRP's would pay to the EPA the $6.4 million cost of capping for the right to be absolved from any future legal actions concerning PCB contamination. To effect this settlement, all parties executed an Administrative Order on Consent in December 1996, with payments made to the EPA prior to year-end 1996.

Edison Sault incurred a total cost of $3.6 million related to this matter. Edison Sault has retained legal assistance to initiate a process of recovering these costs from several insurance entities. Although four of seven named insurers have settled to date with Edison Sault and legal actions continue against the remaining insurers, Edison Sault can not predict the certainty and magnitude of total insurance recoveries at this time.

MARINA CLIFFS BARREL DUMP SITE: Wisconsin Electric received a special notice letter and information request on March 25, 1994 from the WDNR. The letter described a release of hazardous substances at a former barrel reclamation facility and landfill site, and requested information on any business dealings Wisconsin Electric may have had with this former operation. Wisconsin Electric responded to this request in April 1994. An additional request for information, or PRP letter, was received on March 24, 1995. Wisconsin Electric responded to this request in April 1995. Since that time a number of follow-up contacts have been made with the EPA. Wisconsin Electric has no reason to believe that it is responsible for the contamination problems at this site, but the EPA has identified Wisconsin Electric as a De Minimis Party. The EPA has undertaken remediation activities at the site. The first phase of such remediation has been substantially completed. Recently, local residents have voiced concern regarding use of the site. This publicity has led to additional fencing at the site and may affect the remediation time table.

Wisconsin Electric has received an executed Buyout Agreement from major participants at this site. Under the agreement, those participants have assumed responsibility to complete the clean-up required by the EPA at this site in return for Wisconsin Electric's payment of $30,000.

TRINITY CHEMICALS SITE: In late 1997, Edison Sault was notified by the EPA that investigations were being conducted at the Trinity Chemicals site in Kansas City, Missouri, to which Edison Sault may have shipped PCB-related materials during the 1980's under legal, appropriate and accepted industry standards. Edison Sault has answered various EPA interrogatories which showed that Edison Sault appeared to have been a very minor contributor to this site and has signed an Administrative Order of Consent, paid a minimal and final assessment and has been released by the EPA from future activities related to this site.

WEST AVENUE LANDFILL: Wisconsin Electric has been informed by the City of Waukesha ("Waukesha") that it has been identified as a "responsible party" at a former Waukesha landfill which Waukesha will be remediating under Wisconsin state law. Waukesha has further indicated that it intends to invoke a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and cost sharing for the remediation. Waukesha has hired a private environmental allocation consultant to apportion cost shares in an attempt to promote voluntary settlement. The consultant has issued a preliminary allocation report in which assignment of a zero share was given to Wisconsin Electric. The matter is pending.


ASH LANDFILLS

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion products. However, combustion products have been, and to some degree continue to be, disposed of in company-owned, licensed landfills. Some landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs for Wisconsin Electric. Sites currently undergoing remediation include:

CEDAR SAUK LANDFILL: During 1997, Wisconsin Electric completed installation of an upgraded cover to the closed Cedar-Sauk landfill, located in the Town of Cedarburg, Wisconsin. In addition to a new cover, the existing groundwater pumping system was removed from service. The project was completed below the projected cost estimate of $4.5 million. Future expenses at the site are expected to be minimal.

HIGHWAY 59 LANDFILL: In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the WDNR, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the WDNR. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing city water to the nine affected residents, Wisconsin Electric anticipates excavating saturated ash from and capping the landfill. Total remediation cost for the site is anticipated to be $6 million.

KANSAS  AVE. LANDFILL:   The Kansas Ave. site, located in the City  of
St. Francis, Wisconsin, was a small landfill area used to support the operations of Wisconsin Electric's former Lakeside Power Plant. Wisconsin Electric has entered into an agreement with the WDNR to place a cover over the former ash landfill site. Expenses associated with a cover installation are expected to be minimal. No groundwater treatment is planned at this time.

OAK CREEK NORTH LANDFILL: Groundwater impacts at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Wisconsin Electric and the WDNR are currently evaluating the results of this investigation. Cover upgrades, leachate collection (if required) and possible site development will most likely take place in the year 2000 at the earliest. No cost estimates for this site will be developed until a work scope is finalized as a result of the ongoing investigation.

PLEASANT PRAIRIE LANDFILL: A groundwater investigation at this site was completed in 1997, and Wisconsin Electric is designing an alternative system for surface water drainage and implementing modification to the operations of the landfill, located in the Village of Pleasant Prairie, Wisconsin, to address an isolated area of groundwater contamination. Financial impacts to Wisconsin Electric are projected to be minimal.


MANUFACTURED GAS PLANT SITES

Wisconsin Electric is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note L - Commitments and Contingencies" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.


AIR QUALITY

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law to the country's electric utilities are the acid rain and ozone nonattainment provisions The acid rain provisions are scheduled to limit sulfur dioxide and nitrogen oxide emissions in phases. Phase I became effective in 1995 and Phase II will take effect in the year 2000. The Company has met the requirements of Phase I. The Phase II requirements of the 1990 amendments to the Federal Clean Air Act are expected to have minimal future impacts on the Company's utilities because of existing cost effective compliance strategies and previous actions taken.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations -
Environment  Matters"  for  information  concerning  National  Ambient  Air
Quality Standards established during 1997 by the EPA and final ozone transport rules promulgated by the EPA during 1998.


OTHER

YEAR 2000 TECHNOLOGY ISSUES: See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Year 2000 Technology Issues" for information concerning the Company's efforts to examine and modify existing software application and operational programs and hardware that are date sensitive and may not be "Year 2000 Ready."

RESEARCH AND DEVELOPMENT: Research and development expenditures by Wisconsin Electric amounted to $7.5 million in 1998, $8.5 million in 1997 and $5.7 million in 1996. Such expenditures were primarily for improvement of service and abatement of air and water pollution. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

EMPLOYEES: As of December 31, 1998, the Company added approximately 650 employees compared to December 31, 1997, including approximately 600 new employees at Wisconsin Electric. About half of the new employees at Wisconsin Electric replaced existing contract employees, including 210 from Upper Peninsula Power Company, an unaffiliated investor owned utility which operated Presque Isle Power Plant under contract since Wisconsin Electric acquired the plant in 1987. Wisconsin Electric added additional employees during 1998 to fill vacant positions that occurred while Wisconsin Energy was pursuing a merger with Northern States Power Company and to support key areas such as nuclear operations as well as customer and information services. The acquisition of Edison Sault during 1998 added approximately 70 employees who did not work for the Company during 1997. At December 31, 1998, the following number of individuals were employed by Wisconsin Energy and its subsidiaries.


                                Full Time       Part Time          Total
                                ---------       ---------          -----
   Utility
     Wisconsin Electric             5,111             151          5,262
     Edison Sault                      68               3             71
                                    -----           -----          -----
   Total Utility                    5,179             154          5,333
   Non-Utility                         68               3             71
                                    -----           -----          -----
   Total Employees                  5,247             157          5,404
                                    =====           =====          =====


Of these employees, the following number of individuals were represented under labor agreements with the following bargaining units as of December 31, 1998.

                                                                Expiration Date of Current
                                         Number of Employees         Labor Agreement
                                         --------------------   --------------------------
Wisconsin Electric
  Local 2150 of International
    Brotherhood of Electrical Workers              2,564                August 15, 2001
  Local 317 of International
    Union of Operating Engineers                     501                January 1, 2000
  Local 12005 of United
    Steel Workers of  America                        193               November 3, 2001
  Local 7-0111 of Paper, Allied-
    Industrial Chemical & Energy
     Workers International Union                      67               November 3, 2001
  Local 510 of International
     Brotherhood of Electrical Workers               158                    May 1, 2000
                                                   -----
Total Wisconsin Electric                           3,483
Edison Sault
  Local 13457 of United
    Steel Workers of America                          49               October 31, 2001
Non-Utility                                           -
                                                   -----
Total Employees                                    3,532
                                                   =====

For anticipated employee additions during 1999, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Outlook."


ITEM 2.   PROPERTIES

The principal properties of Wisconsin Energy and its subsidiaries are owned in fee except that the major portion of utility electric transmission and distribution lines and steam distribution mains and gas distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility plant is subject to first mortgage liens.

WISCONSIN   ELECTRIC:     Wisconsin  Electric  owns  the  following   generating
stations with 1998 capabilities as indicated.

<CAPTIONS>
                                                                   Dependable Capability
                                                       No. of          In Megawatts (a)
                                                     Generating     August       December
Name                                     Fuel           Units        1998          1998
----                                    -------      ----------     ------       --------
Steam Plants
   Point Beach (b)                      Nuclear             2        1,000         1,010
   Oak Creek                            Coal                4        1,135         1,139
   Presque Isle                         Coal                9          617           617
   Pleasant Prairie                     Coal                2        1,200         1,210
   Port Washington                      Coal                4          326           327
   Valley                               Coal                2          267           227
   Edgewater (c)                        Coal                1           98            98
   Milwaukee County                     Coal                3           11            11
                                                           --        -----         -----
Total Steam Plants                                         27        4,654         4,639

Hydro Plants (15 in number)                                37           63            67

Germantown Combustion Turbines          Oil                 4          212           252
Concord Combustion Turbines             Gas/Oil             4          332           376
Paris Combustion Turbines               Gas/Oil             4          332           376
Other Combustion Turbines & Diesel      Gas/Oil             6           59            75
                                                           --        -----         -----
Total System                                               82        5,652         5,785
                                                           ==        =====         =====

(a)   Dependable  capability  is the net power output  under  average  operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and
      summer  periods  in the  above  table.   The  values   were  established
      by  test  and  may  change slightly from year to year.

(b)   During  an  outage  that  began  in  December  1998,  Wisconsin  Electric
      replaced   Unit  2's  low  pressure   turbine  rotors  which  is   expected
      to increase   its   maximum  dependable  capability  from  500  to
      approximately 510 megawatts. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters."

(c)   Wisconsin  Electric  has a 25% interest in Edgewater  5  Generating  Unit,
      which  is  operated  by  Wisconsin   Power and Light  Company,  an
      unaffiliated utility.

At December 31, 1998, Wisconsin Electric's electric transmission and distribution system had 2,855 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,704 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1998, Wisconsin Electric was operating 21,927 pole miles of overhead distribution lines and 16,295 miles of underground distribution cable, as well as 350 distribution substations and 233,726 line transformers.

As of December 31, 1998, the gas distribution system included approximately 7,895 miles of mains connected at 21 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America and Northern Natural Pipeline Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane tanks for peaking purposes. These tanks will provide approximately 7,000 dekatherms of supply to the system.

At December 31, 1998, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin   Electric   owns  various  office  buildings  and   service   centers
throughout its service area.

EDISON  SAULT:    Edison  Sault's  major  source  of  electric  energy  is   its
29.8 megawatt hydroelectric generating plant on the St. Marys River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a
4.8 megawatt diesel-fired peaking power plant.

Edison Sault owns two 138 kilovolt submarine transmission cable circuits which interconnects with Consumers Power Company in the Lower Peninsula of Michigan, as well as two 138 kilovolt substations which interconnect with a 46 mile, 138 kilovolt transmission line owned and operated by Cloverland
Electric Cooperative.   In  total,  Edison Sault had 282 miles of  transmission
line  in service   as  of  December  31,  1998  and  maintained  792  miles  of
primary distribution  lines.   Edison Sault renders service  to  its  customers
through approximately 8,600 line transformers.

NON-UTILITY:     Wispark  properties  include  the  following  commercial  and
industrial   parks   in  the  State  of  Wisconsin:   LakeView,   located   near
Kenosha;  GrandView  in  Racine County, RidgeView  in  Pewaukee;  and  Westridge
in New Berlin. Wispark also owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference
Center in Kenosha plus other properties located in Wisconsin Electric's service territories that are held for future development. Wispark is also developing other real estate property located in the States of California, Illinois and Minnesota.

Wisvest owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin; Minergy owns a glass aggregate facility located in Neenah, Wisconsin; and Badger Service Company holds rights to coal in an area of 8,568 acres in Knox County, Indiana.




ITEM 3. LEGAL PROCEEDINGS

                           ENVIRONMENTAL MATTERS

The Company is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. The Company believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

See Item 1. Business - "Environmental Compliance", which is incorporated by reference herein, for a discussion of matters related to certain solid waste and ash landfills, manufactured gas plant sites, and air quality.

ETSM PROPERTY/CITY OF WEST ALLIS: Iron cyanide-bearing wastes, believed to be manufactured gas plant process wastes, were found at two sites in
West Allis, Wisconsin. One site is on property formerly owned by Kearney and Trecker, which was sold to others (including Wisconsin Electric) prior to the discovery of the wastes, and the other is the "Greenfield Avenue" site, owned by the City of West Allis. Several years ago, materials were removed from the "Kearney & Trecker" site, with Wisconsin Electric and the other current owners paying for disposal of materials found on their respective portions of the site.

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against Wisconsin Electric, alleging that Wisconsin Electric was
responsible   for   the  deposition  of  the  material   and   liable   to   the
plaintiffs. Investigations into the potential source of the waste lead Wisconsin Electric to believe that it was not the source of this waste. Wisconsin Electric has joined Wisconsin Gas Company, an unaffiliated natural gas utility which had extensive gas manufacturing operations in the Milwaukee area, as a third party defendant. Trial in this matter is scheduled for June 1999.

Wisconsin Electric has been named a defendant in a second action relating to the waste material at the "Kearny and Trecker" site. That action is a contract action brought by an environmental remediation contractor for payment for investigative work for Giddings and Lewis. Giddings and Lewis counterclaimed because of the non-discovery of the material. The contractor joined Wisconsin Electric on a contribution theory. The court has issued a decision in this matter which denies Giddings & Lewis any substantial recovery from the remediation contract or the counterclaim by Giddings and Lewis. That decision is on appeal. If upheld, Wisconsin Electric will have no liability in this proceeding.


                               RATE  MATTERS

WISCONSIN  RETAIL  JURISDICTION:    See  Item  7.  Management's  Discussion  and
Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters" for information concerning (1) rate orders issued by the PSCW for the 1996, 1997 and 1998 test years, (2) an interim rate order issued by the PSCW for the 1998 test year, (3) Wisconsin's fuel cost adjustment procedure, (4) a fuel surcharge approved by the PSCW during 1997, (5) approval by the PSCW during 1997 for Wisconsin Electric to defer certain excess non-fuel nuclear operation and maintenance costs, and (6) Wisconsin's purchase gas adjustment mechanism.

MICHIGAN    RETAIL   ELECTRIC   JURISDICTION:     See   Item   7.   Management's
Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Rates and Regulatory Matters" for information concerning (1) 1998 test year information filed by Wisconsin Electric with the MPSC, (2) a Wisconsin Electric rate order issued by the MPSC for the 1996 test year, (3) Edison Sault's temporary price cap approved by the MPSC, and (4) Michigan's Power Supply Cost Recovery Clause.

WHOLESALE ELECTRIC JURISDICTION: Some customers served under Wisconsin Electric's and Edison Sault's wholesale rates are subject to automatic fuel adjustment or purchased power pass through provisions to reflect varying fuel and purchased power costs.


                               OTHER MATTERS

MINERGY GLASS AGGREGATE PLANT SUIT: In 1996, three individuals and two environmental organizations filed an action in Circuit Court for Winnebago County against Minergy Corp., a non-utility subsidiary of Wisconsin Energy; the City of Neenah, Wisconsin; and a paper company, challenging the legality of the City's lease of certain land to Minergy for construction and operation of a facility that recycles paper sludge from area paper mills into glass aggregate and steam. The plaintiffs alleged that the lease  violated  the  public trust doctrine under Wisconsin  law  and  requested that the court declare the lease a public nuisance and grant a permanent injunction against construction of the facility. The court dismissed the plaintiffs' complaint and Minergy completed construction of the facility, placing it into commercial operation in April 1998. The plaintiffs appealed the circuit court decision to the Wisconsin Court of Appeals which certified the case to the Wisconsin Supreme Court. On July 2, 1998, the
Supreme Court reversed the decision of the circuit court, holding that the plaintiffs may bring suit under a Wisconsin statute to abate a public nuisance. The case was remanded to the circuit court which, on February 23, 1999, issued a decision dismissing all claims against Minergy and the other defendants.

PITTSBURG & MIDWAY CASE: In a matter brought before the FERC, Wisconsin Electric filed an initial brief in July 1993 supporting its right to retain
coal   reclamation  costs  collected  through  the  wholesale  fuel   adjustment
clause  in  1986  that  it  believes were prudently  incurred  in  a  settlement
with   the  Pittsburg  &  Midway  Coal  Mining  Company.   Of  the  total  costs
involved,  the  portion  recovered through the  wholesale  fuel  clause  amounts to approximately $750,000. This filing was made in response to a FERC audit staff determination that Wisconsin Electric should have applied for a waiver for the FERC's fuel clause regulations in order to attempt to pass through the wholesale portion of the settlement costs. On December 13, 1995, the administrative law judge issued an initial decision that Wisconsin Electric was required to refund the portion of such cost collected from its wholesale customers The administrative law judge's initial decision found in favor of Wisconsin Electric with respect to the prudence of the administration of the coal contracts. The matter is pending before the full commission.

In November 1993, the FERC rejected Wisconsin Electric's request to be allowed to recover, in wholesale rates in the future, the amount which may have to be refunded to customers in the event of an unfavorable ruling in the pending fuel adjustment clause proceeding concerning the Pittsburg & Midway reclamation charges. In January 1994, Wisconsin Electric filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit regarding this rejection . The matter is pending.

POINT BEACH NUCLEAR PLANT: See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Nuclear Matters" for information concerning  the  United  States  Department of Energy's  breach  of  a  contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing spent nuclear fuel from Point Beach by January 31, 1998.

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

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION: On March 25, 1998, Wisconsin International Electric Power, Ltd. ("WIEP") filed an action against Wisconsin Electric in Milwaukee County Circuit Court alleging that WIEP and Wisconsin Electric were parties to a joint venture to develop, build, operate and maintain an electric generating plant at Subic Bay in the Philippines involving certain equipment originally purchased by Wisconsin Electric for a proposed cogeneration plant in Kimberly,
Wisconsin.   The  complaint  in  the  action  alleges  that  Wisconsin  Electric breached duties allegedly owed to WIEP, causing damages to WIEP in an amount claimed to be at least $100 million. On April 15, 1998, Wisconsin
Electric  filed  an  answer to the complaint denying  liability.   The  case  is
scheduled  for  trial  in  May  1999.   On March  1,  1999,  Wisconsin  Electric
filed  a  motion  for  summary judgment and supporting papers  on  all  but  one count of the complaint. The motion is pending. See "Note L - Commitments and Contingencies" in the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for information related to the Kimberly Cogeneration Equipment.

STRAY   VOLTAGE:    On  July  11,  1996,  the  PSCW  issued  its   final   order
regarding the stray voltage policies of Wisconsin's investor owned utilities. The PSCW order clarified the definition of stray voltage, affirmed the level at which utility action is required, and appropriately placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services. While this action has been beneficial in Wisconsin Electric's efforts to manage this controversial issue, it has not had a significant impact on Wisconsin Electric's financial position or results of operation.

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, five such actions are pending. Wisconsin Electric does not believe, however, that these or any other claims thus far made or threatened against Wisconsin Electric by reason of stray voltage will result in any substantial liability on its part. Currently, there are no cases pending or threatened against Edison Sault.

ELECTROMAGNETIC FIELDS: Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines.
Results  of  scientific  studies  conducted to date  have  not  established  the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric and Edison Sault believe that their facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric nor against Edison Sault.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Energy's nor Wisconsin Electric's security holders during the fourth quarter of the fiscal year covered by this report.



EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages at December 31, 1998 and positions of the executive officers of Wisconsin Energy and Wisconsin Electric are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.


Richard A. Abdoo (54):        Chairman of the Board, President and  Chief
                              Executive   Officer  of  Wisconsin   Energy
                              since  1991;  Director of Wisconsin  Energy
                              since  1988.   Chairman of  the  Board  and
                              Chief   Executive  Officer   of   Wisconsin
                              Electric,   a   subsidiary   of   Wisconsin
                              Energy,  since 1990; Director of  Wisconsin
                              Electric  since  1989.   Chairman  of   the
                              Board   and  Chief  Executive  Officer   of
                              Wisconsin  Natural  Gas Company,  a  former
                              subsidiary  of  Wisconsin Energy  that  was
                              merged    into   Wisconsin   Electric    on
                              January  1,  1996, from 1990 through  1995;
                              Director of Wisconsin Natural Gas Company from 1989 through 1995.

Richard R. Grigg (50):        Vice  President of Wisconsin  Energy  since
                              1995;  Director of Wisconsin  Energy  since
                              1995.    President   and  Chief   Operating
                              Officer  of Wisconsin Electric since  1995;
                              Chief  Nuclear  Officer, December  1996  to
                              March   1998;  Group  Executive  and   Vice
                              President,  June  to  December  1994;  Vice
                              President,  1990 to June 1994; Director  of
                              Wisconsin  Electric since 1994.   President
                              and  Chief  Operating Officer of  Wisconsin
                              Natural Gas Company during 1995; Director of Wisconsin Natural Gas Company during
                              1995.

Calvin H. Baker (55):         Treasurer  and Chief Financial  Officer  of
                              Wisconsin   Energy   since   1996.    Chief
                              Financial Officer of Wisconsin Electric since 1996; Vice President - Finance of
                              Wisconsin Electric since 1994.

Charles T. Govin, Jr. (52):   Vice  President - Electric & Gas Operations
                              of  Wisconsin Electric since December 1996;
                              Vice   President  -  Gas  Operations   from
                              January  to December 1996.  Vice  President
                              of  Wisconsin  Natural, September  1994  to
                              December    1995;   General   Manager    of
                              Wisconsin  Natural during  1994  and  1995;
                              Director  of Wisconsin Natural Gas  Company
                              June to December 1995.

Anne K. Klisurich (51):       Controller of Wisconsin Energy since  1995.
                              Controller  of  Wisconsin  Electric   since
                              1994.   Assistant  Corporate  Secretary  of
                              Wisconsin Energy and Wisconsin Electric from July 1997 to March 1998. Controller of Wisconsin Natural Gas Company from 1994 through 1995.

Kristine M. Krause (44):      Vice  President  -  Fossil  Operations   of
                              Wisconsin  Electric since 1994; Manager  of
                              Valley  Power  Plant  and  Steam  Services,
                              1992 to 1994.


David K. Porter (55):         Senior Vice President of Wisconsin Electric
                              since 1989; Director of Wisconsin  Electric
                              since 1989.   Vice President  of  Wisconsin
                              Natural Gas Company from 1989 through 1995;
                              Director of Wisconsin Natural Gas Company from 1988 through 1995.

Kristine A. Rappe (42):       Vice President  -  Customer  Services   of
                              Wisconsin  Electric  since  1994;  Regional
                              Manager of Customer Operations - Fox Valley
                              Region, 1991 to 1994.

Michael B. Sellman (51):      Senior  Vice  President  -  Nuclear   Power
                              Business Unit and Chief Nuclear Officer  of
                              Wisconsin  Electric  since  March   1998.
                              President, Main Yankee Atomic Power Company
                              from  February 1997 to  March  1998.   Vice
                              President - Waterford Nuclear Plant, Entergy
                              Arkansas, Inc. from February 1996 to
                              February 1997;  General Manager - River Bend
                              Nuclear Plant, Entergy Gulf States, Inc.
                              from September 1993 to February 1996.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.



                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                       NUMBER OF COMMON STOCKHOLDERS

As of year-end 1998, based on the number of Wisconsin Energy Corporation stockholder accounts (including accounts in Wisconsin Energy's dividend reinvestment and stock purchase plan), there were 94,645 registered stockholders.


                     COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


                     DIVIDENDS AND COMMON STOCK PRICES

COMMON  STOCK DIVIDENDS OF WISCONSIN ENERGY:   Cash Dividends on  Wisconsin
Energy's common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December.

RANGE OF WISCONSIN ENERGY COMMON STOCK PRICES AND DIVIDENDS:


                      1998                              1997
           -------------------------        ----------------------------
Quarter    High      Low    Dividend        High        Low     Dividend
-------    ----      ---    --------        ----        ---     --------
First    $31        $27       $ .385      $27-7/8     $23-1/4    $ .380
Second    31-11/16   28-1/2     .390       25-5/8      23          .385
Third     32         27-3/8     .390       26-1/4      23-1/2      .385
Fourth    34         30         .390       29-1/16     24-1/8      .385
                              ------                             ------
Year     $34        $27       $1.555      $29-1/16    $23        $1.535


COMMON STOCK DIVIDENDS OF WISCONSIN ELECTRIC: Cash dividends declared on Wisconsin Electric Power Company's common stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy.


                                            Total Dividend
                                            --------------
         Quarter                      1998                 1997
         -------                      ----                 ----
         First                      $ 44,322,000       $ 80,726,000
         Second                       44,893,000         44,322,000
         Third                        44,893,000         44,322,000
         Fourth                       44,893,000
                                                         44,322,000
                                    ------------       ------------
         Total                      $179,001,000       $213,692,000
                                    ============       ============



ITEM 6.  SELECTED FINANCIAL DATA

                                       WISCONSIN ENERGY CORPORATION
                                  CONSOLIDATED SELECTED FINANCIAL DATA

                                                    (Thousands of Dollars except for per share amounts)
              Financial                      1998          1997             1996          1995          1994
------------------------------               ----          ----             ----          ----          ----
Year Ended December 31
  Net income                             $  188,132    $   60,716 (a)   $  218,135    $  234,034   $  180,868 (b)
  Earnings per share of  common
    stock ($; basic and diluted)               1.65          0.54 (a)         1.97          2.13         1.67 (b)
  Dividends per share of
    common stock ($)                          1.555         1.535           1.5075         1.455      1.39625

  Operating revenues
     Electric                            $1,663,632    $1,412,115       $1,393,270    $1,437,480   $1,403,562
     Gas                                    295,848       355,172          364,875       318,262      324,349
     Steam                                   20,506        22,315           15,675        14,742       14,281
                                         ----------    ----------       ----------    ----------   ----------
  Total operating revenues               $1,979,986    $1,789,602       $1,773,820    $1,770,484   $1,742,192
                                         ==========    ==========       ==========    ==========   ==========
At December 31
  Total assets                           $5,361,757    $5,037,684       $4,810,838    $4,560,735   $4,408,259
  Long-term debt and preferred
     stock - redemption required         $1,749,024    $1,532,405       $1,416,067    $1,367,644   $1,283,686

Sales and Customers - Utility               1998           1997             1996          1995          1994
------------------------------              ----           ----             ----          ----          ----
  Electric
     Megawatt-hours sold                 29,940,384    27,671,946       27,560,428    27,283,869   26,911,363
     Customers (End of year)              1,010,318       978,835          968,735       955,616      944,855

  Gas
     Therms delivered  (Thousands)          922,836       983,676          936,894       886,729      811,219
     Customers (End of year)                388,478       376,732          367,275       357,030      347,080

  Steam
     Pounds sold  (Millions)                  2,773         3,161            2,705         2,532        2,395
     Customers (End of year)                    454           474              465           473          471

CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                         (Thousands of Dollars except for per share amounts)
                                                                  March                          June
                                                           ---------------------          -------------------
Three Months Ended                                         1998             1997          1998        1997 (a)
-------------------------------                            ----             ----          ----        ----
  Total operating revenues                               $510,681         $510,383      $464,968     $403,214
  Operating income                                         67,411           65,637        55,058       31,716
  Net income                                               49,048           45,069        28,854      (10,632)
  Earnings per share of common
    stock ($; basic and diluted)                             0.43             0.40          0.25        (0.09)
                                                                 September                      December
                                                            ---------------------          --------------------
Three Months Ended                                          1998             1997          1998        1997 (a)
-------------------------------                             ----             ----          ----        ----
  Total operating revenues                               $506,330         $400,614      $498,007     $475,391
  Operating income                                         83,867           46,441        70,367       55,665
  Net income                                               58,176           23,975        52,054        2,304
  Earnings per share of common
    stock ($; basic and diluted)                             0.50             0.21          0.45         0.02

  Quarterly results of operations are not directly comparable because of seasonal and other factors.
  See Management's Discussion and Analysis of Financial Condition and Results of Operations.

 (a)   Includes May 1997 nonrecurring $31 million charge ($19 million net of tax or $.17 per share)
       to write-off deferred merger costs related to the terminated merger agreement with Northern
       States Power Company and December 1997 $30 million write-down $18 million net of tax or $.16 per share) of equipment purchased for the Kimberly Cogeneration Project.

 (b)   Includes 1994 nonrecurring $74 million charge ($45 million net of tax or $.42 per share)
       for Wisconsin Electric Power Company's restructuring program.

                                       WISCONSIN ELECTRIC POWER COMPANY
                                           SELECTED FINANCIAL DATA

                                                                  (Thousands of Dollars)
              Financial                      1998          1997             1996          1995          1994
---------------------------------            ----          ----             ----          ----          ----
Year Ended December 31
  Earnings available for
    common stockholder                   $  182,971    $   69,412 (a)   $  210,112    $  239,465    $  180,403 (b)

  Operating revenues
    Electric                             $1,641,403    $1,412,115       $1,393,270    $1,437,480    $1,403,562
    Gas                                     295,848       355,172          364,875       318,262       324,349
    Steam                                    20,506        22,315           15,675        14,742        14,281
                                         ----------    ----------       ----------    ----------    ----------
  Total operating revenues               $1,957,757    $1,789,602       $1,773,820    $1,770,484    $1,742,192
                                         ==========    ==========       ==========    ==========    ==========
At December 31
  Total assets                           $4,768,942    $4,667,840       $4,507,160    $4,318,924    $4,202,193
  Long-term debt and preferred
    stock - redemption required          $1,512,531    $1,448,558       $1,371,446    $1,325,169    $1,257,776

Sales and Customers - Utility                 1998          1997             1996          1995          1994
--------------------------------              ----          ----             ----          ----          ----
  Electric
    Megawatt-hours sold                  29,475,163    27,671,946       27,560,428    27,283,869    26,911,363
    Customers (End of year)                 988,929       978,835          968,735       955,616       944,855

  Gas
    Therms delivered  (Thousands)           922,836       983,676          936,894       886,729       811,219
    Customers (End of year)                 388,478       376,732          367,275       357,030       347,080

  Steam
              Pounds sold  (Millions)         2,773         3,161            2,705         2,532         2,395
    Customers (End of year)                     454           474              465           473           471

QUARTERLY FINANCIAL DATA
                                                                          (Thousands of Dollars)
                                                                   March                          June
                                                            ---------------------          --------------------
Three Months Ended                                          1998             1997          1998        1997 (a)
------------------------------                              ----             ----          ----        ----
  Total operating revenues                               $510,681         $510,383      $461,771      $403,214
  Operating income                                         67,411           65,637        54,623        31,716
  Earnings available for
    common stockholder                                     49,995           43,386        31,071       (6,353)
                                                                 September                       December
                                                            ---------------------          --------------------
Three Months Ended                                          1998             1997          1998        1997 (a)
-------------------------------                             ----             ----          ----        ----
  Total operating revenues                               $496,603         $400,614      $488,702      $475,391
  Operating income                                         82,839           46,441        68,823        55,665
  Earnings available for
    common stockholder                                     57,956           22,321        43,949        10,058

Quarterly results of operations are not directly comparable because of seasonal and other factors.  See
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Earnings and dividends per share are not provided as all of Wisconsin Electric Power Company's common stock is held by Wisconsin Energy Corporation.

(a)  Includes May 1997 nonrecurring $22 million charge ($13 million net of tax) to write-off deferred merger costs related to the terminated merger agreement with Northern States Power Company and
     December 1997 $30 million write-down ($18 million net of tax) of equipment purchased for the Kimberly
     Cogeneration Project.

(b)  Includes 1994 nonrecurring $74 million charge ($45 million net of tax) for Wisconsin Electric Power
     Company's restructuring program.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by the context used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. As of December 31, 1998, approximately 89% of the Company's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

ACQUISITION OF ESELCO, INC.: Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO"), a holding company whose principal subsidiary was Edison Sault Electric Company ("Edison Sault"), in a tax free reorganization accounted for as a pooling of interests. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Wisconsin Energy is operating Wisconsin Electric and Edison Sault, an electric utility, as separate subsidiaries within their historical service territories. The discussion that follows below includes Edison Sault's activity since June 1, 1998. Wisconsin Electric and Edison Sault continue to be separately regulated by their respective states. For additional information, see "Factors Affecting Results of Operations - Mergers" below.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors described below under "Factors Affecting Results of Operations" and under "Cautionary Factors."


                              RESULTS OF OPERATIONS

See "Note K - Segment Reporting" in the Notes To Financial Statements for additional information related to Wisconsin Energy's and Wisconsin Electric's results of operations.


EARNINGS

1998 COMPARED TO 1997: During 1998, Wisconsin Energy's consolidated net income and earnings per share of common stock were $188 million and $1.65, respectively, compared to $61 million and $0.54 per share during 1997. Between the comparative periods, Wisconsin Electric's earnings increased from $69 million during 1997 to $183 million during 1998. As described in further detail below, 1998 earnings increased primarily because increased revenues from interim and final 1998 retail rate increases for Wisconsin Electric's customers in the State of Wisconsin and from an increase in total 1998 electric kilowatt-hour sales more than offset the effects of reduced natural gas therm deliveries as well as the effects of increased operating expenses during 1998.
Strengthened performance at Wisconsin Electric's Point Beach Nuclear Plant ("Point Beach") also contributed to increased comparative earnings during 1998. Comparative earnings during 1997 were negatively impacted by (1) a one-time charge of $31 million at Wisconsin Energy ($19 million net of tax or 17 cents per share) for the write-off of deferred costs related to Wisconsin Energy's terminated merger agreement with Northern States Power Company, a Minnesota corporation ("NSP"), (2) a one-time $30 million impairment charge at Wisconsin Electric ($18 million net of tax or 16 cents per share) for its Kimberly Cogeneration Equipment, and (3) increased costs beyond those included in electric rates associated with buying replacement power for both generating units at Point Beach, which were out of service during a large part of 1997.

1997 COMPARED TO 1996: Compared to consolidated net income of $218 million and earnings per share of $1.97 during 1996, Wisconsin Energy's consolidated net income and earnings per share were $61 million and $0.54 per share, respectively, during 1997. Wisconsin Electric's earnings decreased from $210 million in 1996 to $69 million in 1997. As described further below, 1997 earnings decreased primarily due to (1) significantly higher fuel and purchased power expenses, (2) increased other operation and maintenance expenses,
(3) higher depreciation expense, (4) the one-time write-off in the second quarter of 1997 of deferred costs related to Wisconsin Energy's terminated merger agreement with NSP, (5) the one-time impairment charge in the fourth quarter of 1997 for the write-down to fair value of Wisconsin Electric's Kimberly Cogeneration Equipment, and (6) retail electric and gas rate decreases that became effective in February 1997.


ELECTRIC REVENUES, GROSS MARGINS AND SALES

The following table summarizes Wisconsin Energy's and Wisconsin Electric's electric revenues, gross margins, sales and customers for each of the three years ended December 31, 1998.

                                                                 % Change                % Change
                                                                   1997                  1996
         Electric Operations               1998        1997       to 1998      1996     to 1997
         -------------------               ----        ----       -------      ----     -------
WISCONSIN ENERGY:
  Electric Gross Margin ($000's)
     Total Operating Revenues           $1,663,632   $1,412,115    17.8%   $1,393,270     1.4%
     Total Fuel & Purchased Power          461,365      444,655     3.8%      331,867    34.0%
                                        ----------   ----------            ----------
  Gross Margin                          $1,202,267   $  967,460    24.3%   $1,061,403    (8.9%)
                                        ==========   ==========            ==========

  Total Electric Sales (Mwh)            29,940,384   27,671,946     8.2%   27,560,428     0.4%
  Total Average Customers                1,009,223      972,593     3.8%      962,020     1.1%

WISCONSIN ELECTRIC:
  Electric Gross Margin ($000's)
     Operating Revenues
        Residential                     $  571,378   $  487,219    17.3%   $  494,142    (1.4%)
        Small Commercial/Industrial        487,549      430,193    13.3%      421,511     2.1%
        Large Commercial/Industrial        450,138      402,684    11.8%      383,047     5.1%
        Other-Retail/Municipal              51,211       55,246    (7.3%)      56,318    (1.9%)
        Resale-Utilities                    60,927       24,538   148.3%       26,372    (7.0%)
        Other Operating Revenues            20,200       12,235    65.1%       11,880     3.0%
                                        ----------   ----------            ----------
     Total Operating Revenues            1,641,403    1,412,115    16.2%    1,393,270     1.4%
     Fuel & Purchased Power
        Fuel                               308,374      311,966    (1.2%)     295,651     5.5%
        Purchased Power                    141,619      132,689     6.7%       36,216   266.4%
                                        ----------   ----------            ----------
     Total Fuel & Purchased Power          449,993      444,655     1.2%      331,867    34.0%
                                        ----------   ----------            ----------
  Gross Margin                          $1,191,410   $  967,460    23.2%   $1,061,403    (8.9%)
                                        ==========   ==========            ==========

  Sales (Mwh)
     Residential                         7,327,024    6,863,569     6.8%    6,998,769    (1.9%)
     Small Commercial/Industrial         7,612,397    7,433,087     2.4%    7,204,694     3.2%
     Large Commercial/Industrial        11,391,979   11,021,476     3.4%   10,785,505     2.2%
     Other-Retail/Municipal              1,287,162    1,412,623    (8.9%)   1,476,999    (4.4%)
     Resale-Utilities                    1,856,601      941,191    97.3%    1,094,461   (14.0%)
                                        ----------   ----------            ----------
  Total Electric Sales                  29,475,163   27,671,946     6.5%   27,560,428     0.4%
                                        ==========   ==========            ==========
  Average Customers
     Residential                           886,635      876,776     1.1%      867,917     1.0%
     Small Commercial/Industrial            94,675       93,259     1.5%       91,565     1.9%
     Large Commercial/Industrial               720          714     0.8%          706     1.1%
     Other-Retail/Municipal                  1,804        1,811    (0.4%)       1,812     0.0%
     Resale-Utilities                           51           33    54.5%           20    65.0%
                                        ----------   ----------            ----------
  Total Average Customers                  983,885      972,593     1.2%      962,020     1.1%
                                        ==========   ==========            ==========

1998 COMPARED TO 1997: Primarily due to retail electric rate increases during 1998 for Wisconsin Electric's customers in the State of Wisconsin and to an increase in total 1998 electric kilowatt-hour sales, total electric operating revenues increased by $252 million or 17.8% during 1998 compared to 1997. Between the comparative periods, the gross margin on electric operating revenues (total electric operating revenues less fuel and purchased power expenses) increased by $235 million or 24.3%. The discussion that follows reflects Wisconsin Electric's contribution to Wisconsin Energy's 1998 electric revenues, gross margin and sales.

Wisconsin Electric's total electric operating revenues increased by $229 million or 16.2% during 1998 compared to 1997 and the gross margin on electric operating revenues increased by $224 million or 23.2%. Wisconsin Electric attributes these increases to (1) an interim Wisconsin retail electric rate increase, effective from January 1, 1998 through April 30, 1998, of $135 million on an annualized basis, (2) a final Wisconsin retail electric rate increase, effective May 1, 1998, of $160 million or 12.7% on an annualized basis, and (3) increased total electric kilowatt-hour sales during 1998. The increase in gross margin can also be partly attributed to a smaller rate of increase in total fuel and purchased power costs during 1998 compared to the rate of increase in total electric sales and electric operating revenues.

Total fuel and purchased power expenses at Wisconsin Electric increased by $5 million or 1.2% compared to 1997. Increased availability of lower cost per kilowatt-hour generating capacity at Point Beach during 1998 allowed Wisconsin Electric to generate 11.3% more electricity while enjoying a 1.2% decrease in fuel costs compared to 1997. However, despite a 17.7% decrease in megawatt-hour power purchases between the comparative periods, purchased power expense increased 6.7%, resulting in the net increase in total fuel and purchased power expenses. Contributing to the increased purchased power expenses, Wisconsin Electric arranged for the purchase of more reliable firm supplies of energy and incurred a full twelve months of demand charges for the first time under a long-term power purchase contract with LSP-Whitewater Limited Partnership ("LS Power") during 1998, resulting in higher fixed contract and power transportation costs. In addition, the per unit cost of wholesale electric energy fluctuated more during 1998 compared to 1997, increasing the cost of certain spot market purchases.

Total electric kilowatt-hour sales increased 6.5% during 1998 compared to 1997. Increased use per customer by residential and large commercial/industrial customers, combined with growth in the number of residential and small commercial/industrial customers, contributed to the increase in total electric kilowatt-hour sales. Warmer weather during the cooling load months of 1998 also contributed to the increase in 1998 sales, especially to residential and small commercial/industrial customers who tend to be more weather sensitive. Electric energy sales to the Empire and Tilden ore mines, Wisconsin Electric's two largest electric retail customers, increased 7.4% between the comparative periods primarily due to a temporary shutdown of the Tilden mine during July and August 1997. Excluding the Empire and Tilden ore mines, total 1998 electric sales at Wisconsin Electric increased 6.4% and sales to the remaining large commercial/industrial customers increased 2.3%. During 1998, sales in the other-retail/municipal customer class decreased 8.9% primarily due to reduced contractual requirements nominations, effective May 1997, by Wisconsin Public Power Inc., Wisconsin Electric's largest municipal wholesale customer. This customer had been reducing its purchases from Wisconsin Electric over the past several years subsequent to acquiring generating capacity and expanding use of its existing generation facilities. Mostly due to higher opportunity sales, sales for resale to other utilities, the resale-utilities customer class, increased 97.3% in 1998 compared to 1997.

1997 COMPARED TO 1996: Primarily due to a fuel surcharge in Wisconsin Electric's electric retail jurisdiction in the State of Wisconsin, effective May 24, 1997, total electric operating revenues increased by $19 million or 1.4% during 1997 compared to 1996. Revenues from the fuel surcharge offset the impact on electric operating revenues of a retail electric rate decrease in the State of Wisconsin, effective February 18, 1997, of $7 million or 0.6% on an annualized basis.

The gross margin on electric operating revenues decreased by $94 million or 8.9% primarily due to significantly higher fuel and purchased power expenses. Compared to 1996, fuel and purchased power expenses increased by $113 million or 34.0% during 1997 as a result of (1) extended outages at Point Beach, (2) an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997, (3) delayed commercial operation of contractual generating capacity from LS Power, and (4) higher costs per megawatt-hour of power purchases due to regional generation outages. During 1997, Wisconsin Electric replaced its lost generating capacity with higher cost generation and with a 218% increase in megawatt-hours of power purchases. Partially offsetting the increased 1997 fuel and purchased power expenses, Wisconsin Electric recorded $24 million of revenues during 1997 as a result of the fuel surcharge. For further information concerning the 1997 fuel surcharge and the extended outages at Point Beach, see "Rates and Regulatory Matters" and "Nuclear Matters", respectively, below under "Factors Affecting Results of Operations."

Total electric sales increased by 0.4% during 1997 compared to 1996. Increased 1997 sales to small commercial/industrial and to large commercial/industrial customers were almost completely offset by decreased sales to customers in the residential, the other-retail/municipal and resale-utilities customer classes.

Total 1997 electric sales were positively impacted by growth in the number of customers in the residential, the small commercial/industrial and especially in the large commercial/industrial customer classes and by increased use per customer by small and by large commercial/industrial customers. Cooler weather during the summer of 1997 compared to the summer 1996, however, primarily contributed to lower use per residential customer and to the decrease in 1997 residential electric sales. Compared to 1996, electric energy sales to the Empire and Tilden ore mines decreased by 5.4% in 1997 due to the temporary shutdown in 1997 of the Tilden ore mine noted above. Excluding the Empire and Tilden ore mines, total electric sales increased 1.0% and sales to the remaining large commercial/industrial customers increased 4.3% between the comparative periods.

1997 sales in the other-retail/municipal customer class decreased 4.4% compared to 1996 primarily due to the continued phase out in 1997 of firm requirements contracts totaling 12.5 megawatts with two wholesale customers and a reduction of 30 megawatts in contractual requirements nominations during 1997 by Wisconsin Public Power Inc.. Sales for resale to other utilities, the resale-utilities customer class, decreased 14.0% primarily as a result of reduced opportunity sales caused by the Point Beach and Oak Creek Power Plant outages mentioned above.


GAS REVENUES, GROSS MARGINS AND THERM DELIVERIES

The following table summarizes Wisconsin Electric's gas operating revenues, gross margins, therm deliveries and average customers for each of the three years ended December 31, 1998.

                                                                    % Change              % Change
                                                                      1997                  1996
              Gas Operations                   1998       1997       to 1998     1996      to 1997
              --------------                   ----       ----       -------     ----      -------
Gas Gross Margin ($000's)
  Operating Revenues
    Residential                               $176,499  $221,968      (20.5%)   $218,811      1.4%
    Commercial/Industrial                       87,899   113,609      (22.6%)    108,100      5.1%
    Interruptible                                7,003     8,970      (21.9%)     11,531    (22.2%)
    Interdepartmental                              138     3,096      (95.5%)      3,050      1.5%
                                              --------  --------                --------
       Total Gas Sales                         271,539   347,643      (21.9%)    341,492      1.8%
    Transported Customer Owned Gas              12,014    11,295        6.4%      11,006      2.6%
    Transported - Interdepartmental              2,462     2,105       17.0%         725    190.3%
    Other Operating Revenues                     9,833    (5,871)     267.5%      11,652   (150.4%)
                                              --------  --------                --------
  Total Operating Revenues                     295,848   355,172      (16.7%)    364,875     (2.7%)
  Cost of Gas Sold                             175,475   233,877      (25.0%)    234,254     (0.2%)
                                              --------  --------                --------
Gross Margin                                  $120,373  $121,295       (0.8%)   $130,621     (7.1%)
                                              ========  ========                ========
Therms Delivered (000's)
    Residential                                289,509   347,859      (16.8%)    371,990     (6.5%)
    Commercial/Industrial                      182,033   211,453      (13.9%)    225,169     (6.1%)
    Interruptible                               22,872    24,532       (6.8%)     35,869    (31.6%)
    Interdepartmental                              398     9,696      (95.9%)     11,280    (14.0%)
                                              --------  --------                --------
        Total Gas Sales                        494,812   593,540      (16.6%)    644,308     (7.9%)
    Transported Customer Owned Gas             349,443   313,466       11.5%     268,163     16.9%
    Transported - Interdepartmental             78,581    76,670        2.5%      24,423    213.9%
                                              --------  --------                --------
Total Gas Delivered                            922,836   983,676       (6.2%)    936,894      5.0%
                                              ========  ========                ========
Average Customers
    Residential                                347,747   339,002        2.6%     330,153      2.7%
    Commercial/Industrial                       31,586    30,594        3.2%      29,936      2.2%
    Interruptible                                  146       170      (14.1%)        190    (10.5%)
    Interdepartmental                              -           2     (100.0%)          4    (50.0%)
                                              --------  --------                --------
        Total Sales Customers                  379,479   369,768         2.6%    360,283      2.6%
    Transportation                                 271       254         6.7%        230     10.4%
    Transportation - Interdepartmental               6         5        20.0%          4     25.0%
                                              --------  --------                --------
Total Average Customers                        379,756   370,027         2.6%    360,517      2.6%
                                              ========  ========                ========

1998   COMPARED  TO  1997:    Despite  an  interim  retail  gas  rate  increase,
effective from January 1, 1998 through April 30, 1998, of $19 million on an annualized basis and despite a final retail gas rate increase, effective May 1, 1998, of $19 million or 5.4% on an annualized basis, total gas operating revenues decreased by $59 million or 16.7% and the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) decreased by $1 million or 0.8% during 1998 compared to 1997. Between the comparative periods, the cost of gas sold decreased by $58 million or 25.0% due to decreased gas sales and to a lower cost per unit of purchased gas. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, reducing 1998 operating revenues but not gross margin. See "Rates and Regulatory
Matters" below in "Factors Affecting Results of Operations" for additional information concerning the purchased gas adjustment mechanism. Total gas operating revenues and gross margin both declined in 1998 due to a decrease in therm deliveries, especially to residential and commercial/industrial customers who contribute higher margins to earnings than other customers.
Other operating revenues reflect adjustments for over and under collection of gas costs included in operating revenues from gas sales.

Compared  to  the  same  period  in 1997, total  natural  gas  therm  deliveries decreased 6.2% during 1998 primarily due to significantly lower therm use per residential and commercial/industrial customer. While the number of residential and commercial/industrial customers increased between the comparative periods, residential and commercial/industrial therm deliveries decreased 16.8% and 13.9%, respectfully, due in large part to warmer weather during the heating months of 1998. During 1998, therm deliveries to the Whitewater Cogeneration Facility, owned by LS Power, an unaffiliated independent power producer, primarily contributed to an 11.5% increase in transported customer owned gas deliveries. The Whitewater Cogeneration
Facility, a gas-fired electric cogeneration plant in Wisconsin Electric's gas service territory, went into commercial operation in September 1997.
Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract. During 1998, natural gas therm deliveries to the interdepartmental customer classes decreased 8.6% primarily due to increased availability of Point Beach, allowing Wisconsin Electric to reduce generation at its Concord and Paris Power Plants, natural gas-fired peaking facilities. Therm deliveries to the Concord and Paris Power Plants are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Excluding deliveries to Wisconsin Electric's facilities, total therm deliveries during 1998 decreased 6.0% compared to 1997.

1997   COMPARED   TO   1996:    Total  gas  operating  revenues   decreased   by
$10 million or 2.7% during 1997 compared to 1996, and the gross margin on gas operating revenues decreased by $9 million or 7.1%. Total gas operating revenues and gross margin declined primarily due to an annualized gas retail rate decrease, effective February 18, 1997, of $6 million or 2.0% on an annualized basis and to a weather-related decrease in therm deliveries to residential and commercial/industrial customers. As noted above, other operating revenues reflect adjustments for over and under collection of gas costs included in operating revenues from gas sales.

Cost  of  gas  sold  was  unchanged between the comparative  periods.   An  8.4%
increase  in  1997 in the per unit cost of purchased gas was offset  by  a  7.9%
decrease in total gas purchases during 1997. Wisconsin Electric arranges for its own gas supply contracts with terms of various lengths. As noted above, changes in the cost of natural gas purchased affect operating revenues due to the purchased gas adjustment mechanism but do not affect gross margin.

Total natural gas therm deliveries increased by 5.0% in 1997 compared to 1996. Decreased deliveries to the residential, the commercial/industrial and the interruptible customer classes during 1997 were more than offset by increased interdepartmental deliveries to Wisconsin Electric-owned gas-fired generating facilities and increased deliveries of transported - customer owned gas. Despite an increase in the average number of residential and commercial/industrial customers during 1997 compared to 1996, deliveries to these two customer classes decreased between the comparative periods primarily due to warmer weather during the 1997 heating seasons. These customers are more sensitive to weather variations as a result of heating requirements and contribute higher margins to earnings than other customer classes. Therm deliveries to interruptible customers decreased during 1997 compared to 1996 due to a decrease in the average number of interruptible customers and the average therm use per Interruptible customer.

Deliveries  of  transported  -  customer owned gas  increased  by  16.9%  during
1997 compared to 1996 due to an increase in the average number of transport customers and to an increase in the average therm use per transport
customer.   During  1997,  a  number  of  sales  customers  switched  to  become transportation customers. Also, increased deliveries of transported - customer owned gas in 1997 reflect start-up in September 1997 of commercial operations of LS Power's Whitewater Cogeneration Facility.

Due to the Point Beach and Oak Creek plant outages noted above, Wisconsin Electric increased generation at its natural gas-fired Concord and Paris Power Plants, resulting in a 142% increase in total 1997 interdepartmental deliveries compared to 1996. Excluding interdepartmental deliveries, total 1997 therm deliveries decreased 0.8% compared to 1996.

For  further  information concerning Wisconsin Electric's 1996,  1997  and  1998
Rate   Orders,   see  "Rates  and  Regulatory  Matters"  below  under   "Factors
Affecting Results of Operations."


OPERATING EXPENSES

1998 COMPARED TO 1997: During 1998, Wisconsin Energy's other operation and maintenance expenses increased by $107 million or 19.7% compared to 1997, including a $49 million increase in Wisconsin Electric's nuclear non-fuel expenses, a $40 million increase in Wisconsin Electric's administrative and general expenses, an $11 million increase in Wisconsin Electric's electric distribution expenses and a $10 million increase in Wisconsin Electric's non-nuclear, non-fuel power generation expenses. Nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to improve the overall performance at Point Beach. Also influencing the 1998 increase in nuclear non-fuel expenses,
Wisconsin Electric deferred $18 million of nuclear non-fuel operation expenses during 1997 and began amortizing these deferred costs to expense in 1998 on a five-year straight line basis. See "Nuclear Matters" below in "Factors Affecting Results of Operations" for additional information concerning Wisconsin Electric's Point Beach Nuclear Plant. Administrative and general expenses increased during 1998 primarily due to efforts to resolve Year 2000 technology issues, to various other corporate technology improvement efforts and to increased staffing and higher employee pension and benefit expenses. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." Electric distribution expenses increased in large part as a result of damage from an unusually high number of violent storms that struck Wisconsin Electric's service territory during 1998 and as a result of increased tree trimming/forestry efforts intended to improve reliability of the electric distribution system. Non-nuclear, non-fuel power generation expenses increased primarily due to a scheduled maintenance outage at Wisconsin
Electric's Oak Creek Power Plant during the second quarter of 1998 and to other reliability improvement efforts.

The increase in depreciation expense during 1998 is the net result of several factors at Wisconsin Electric. Depreciation expense increased as a result of increased (1) depreciable plant during 1998, (2) amortizable software during 1998, and (3) decommissioning expenses during 1998 compared to 1997. This was offset to a large extent by a change in the regulatory accounting treatment of pre-1991 contribution in aid of construction balances, which had the effect of reducing current year depreciation expense. For further information, see "Note C - Depreciation" in the Notes to Financial Statements. Total operating income taxes increased as a result of higher taxable income.

1997 COMPARED TO 1996: During 1997, Wisconsin Energy's other operation and maintenance expenses increased by $48 million or 9.6% compared to 1996, including a $33 million increase in non-fuel nuclear expenses, an
$11 million increase in administrative and general expenses and an $8 million increase in transmission system expenses. Non-fuel nuclear expenses increased during 1997 due to extended and unscheduled generating unit outages at Point Beach and due to efforts by Wisconsin Electric's nuclear operations to strengthen plant performance. During 1997, administrative and general expenses increased primarily due to higher salaries and outside services employed, and transmission expenses increased due to significantly higher 1997 power purchases. An $11 million decrease in customer service expenses during 1997, primarily due to reduced conservation expenses, partially offset the higher 1997 other operation and maintenance expenses.

Depreciation expense increased between the comparative periods primarily due to higher depreciable plant balances in 1997 and to higher depreciation rates included in the PSCW's 1997 Rate Order. Total operating income taxes decreased as a result of lower taxable income.

During 1997, Wisconsin Electric deferred $18 million of nuclear non-fuel operation and maintenance costs under authority granted by the PSCW in July 1997. For further information concerning Wisconsin Electric's deferred nuclear non-fuel operation and maintenance costs, see "Note F - Nuclear Operations" in the Notes to Financial Statements.


OTHER ITEMS

1998   COMPARED  TO  1997:    During  the  second  quarter  of  1997,  Wisconsin
Energy  recorded  a  one-time $31 million charge to write  off  deferred  merger
costs   related  to  the  terminated  merger  agreement  with   NSP   of   which
$22 million was attributable to Wisconsin Electric. Also during 1997, Wisconsin Energy recorded $1 million of merger expenses related to the acquisition of ESELCO. For further information concerning the terminated merger with NSP and the acquisition of ESELCO, see "Mergers" below under "Factors Affecting Results of Operations."

Miscellaneous net other income and deductions increased by $47 million or 99.5% at Wisconsin Energy and by $37 million or 98.2% at Wisconsin Electric during 1998 compared to 1997. Significantly contributing to these increases, Wisconsin Electric recorded a one-time $30 million impairment charge in December 1997 for its Kimberly Cogeneration Equipment based upon the results of a discounted cash flow analysis. For further information concerning the Kimberly Cogeneration Equipment, see "Note L - Commitments and Contingencies" in the Notes to Financial Statements. In addition, miscellaneous net other income and deductions increased during 1998 due to
(1) a $9 million increase in net pretax miscellaneous income at WITECH Corporation, (2) a $5 million increase in net pretax miscellaneous income at WISPARK Corporation, and (3) a $4 million reduction during 1998 in charitable donations by Wisconsin Electric. WITECH Corporation and WISPARK Corporation are non-utility subsidiaries of Wisconsin Energy.

Primarily due to increased short-term borrowing levels between the comparative periods, other interest expense increased by $10 million or 102.4% at Wisconsin Energy and by $3 million or 34.7% at Wisconsin Electric.

1997  COMPARED  TO  1996:    As noted above, Wisconsin Energy  recorded  a  one-
time $31 million charge in 1997 to write off deferred merger costs related to the terminated merger agreement with NSP of which $22 million was attributable to Wisconsin Electric. During 1997, Wisconsin Energy also recorded $1 million of merger expenses related to the acquisition of ESELCO by Wisconsin Energy.

Compared to 1996, Wisconsin Energy's miscellaneous net other income and deductions decreased by $45 million during 1997 of which $34 million was attributable to Wisconsin Electric. As noted above, Wisconsin Electric recorded a one-time $30 million impairment charge in December 1997 for the Kimberly Cogeneration Equipment. During 1997, miscellaneous net other income and deductions also decreased due to increased 1997 charitable donations by Wisconsin Electric and due to fair market valuation adjustments of non-utility investments.

Interest income increased by $6 million or 34.8% during 1997 compared to 1996 primarily due to increased earnings on Wisconsin Electric's decommissioning trust fund. Interest charges on long-term debt increased between the comparative periods as a result of increased average outstanding long-term debt during 1997, primarily at Wisconsin Electric.


                  FACTORS AFFECTING RESULTS OF OPERATIONS

MERGERS

NORTHERN STATES POWER COMPANY: On May 16, 1997, the Boards of Directors of Wisconsin Energy and NSP agreed to terminate the Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy and NSP to form Primergy Corporation. As a result, Wisconsin Energy recorded a $31 million charge in the second quarter of 1997 ($19 million net of tax or approximately 17 cents per share) to write off the deferred transaction costs and costs to achieve the merger. Approximately $22 million of merger write-off costs were attributable to Wisconsin Electric.

ESELCO, INC.: Effective May 31, 1998, Wisconsin Energy acquired ESELCO in a tax free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock.

Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with
Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represents ESELCO's consolidated net income during the first five months of 1998.

ESELCO was the parent company of Edison Sault, an electric utility which serves approximately 21,000 residential, commercial and industrial customers in the State of Michigan's eastern Upper Peninsula. Where appropriate, discussions as well as financial or statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998. Wisconsin Energy is operating Wisconsin Electric and Edison Sault as separate utility subsidiaries within their historical service territories. Wisconsin Electric and Edison Sault continue to be separately regulated by their respective states.


NUCLEAR MATTERS

POINT   BEACH  NUCLEAR  PLANT:    Wisconsin  Electric  owns  and  operates   two
approximately 500 megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 1998, 1997 and 1996, Point Beach provided 18%, 6% and 24% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission
("NRC") operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

From late 1996 through early 1999, Point Beach experienced extended generating unit outages. During a scheduled outage of Unit 2 that began in October 1996 and was completed in August 1997, Wisconsin Electric replaced the unit's steam generators. For additional information concerning the Unit 2 steam generator replacement, see "Investing Activities" below in "Liquidity and Capital Resources". In February 1997, Unit 1 was taken out of service for equipment repairs. Wisconsin Electric decided to keep
Unit 1 out of service to allow Point Beach staff to focus their attention on the work necessary to bring Unit 2 back to service. During the Unit 1 outage, Wisconsin Electric replaced two low pressure turbines which increased Unit 1's maximum dependable generating capability from 500 to approximately 510 megawatts. Wisconsin Electric returned Unit 1 to service from December 1997 through mid-February 1998, when it began a scheduled refueling outage that was completed in late June 1998. With completion of this outage, Wisconsin Electric initiated its first extended fuel cycle which should allow for the operation of Unit 1 until its next refueling and maintenance outage scheduled for the fall of 1999. In early March 1999, Wisconsin Electric returned Unit 2 to service following a scheduled refueling and maintenance outage that began in early December 1998. During this outage, Wisconsin Electric replaced the unit's low pressure turbine rotors, which is expected to increase the maximum dependable generating capability of Unit 2 from 500 to approximately 510 megawatts. As a result of the low pressure turbine work recently performed on Units 1 and 2, Wisconsin Electric expects to reduce future maintenance costs at point beach.
During the Unit 2 outage, Wisconsin Electric initiated an extended fuel cycle, which should allow for the operation of the unit until its next
refueling and maintenance  outage  scheduled  for  the  fall  of  2000.   Over
the last few years, Point Beach Unit's 1 and 2 have also experienced some unplanned short-term shutdowns or power reductions to address various equipment issues.

As a result of the outages noted above and various performance improvement initiatives, Wisconsin Electric's total nuclear operation and maintenance expenses, excluding fuel and benefit overheads, have increased from $74 million in 1996 to $107 million in 1997 to $156 million in 1998. See
"Note F - Nuclear Operations" in the Notes to Financial Statements for information concerning Wisconsin Electric's deferral during 1997 of approximately $18 million of nuclear non-fuel O&M costs in excess of those
included  in  1997  rates.   Due  in  large  part  to  the  need  for  Wisconsin
Electric  to  replace  Point  Beach's low cost generating  capacity  during  the
period   1996  through  1998  with  higher  cost  sources  of  electric  energy,
Wisconsin Electric's total fuel and purchased power costs have increased from $332 million in 1996 to $445 million in 1997 to $450 million in 1998.

Additional unplanned shutdowns or power reductions of Point Beach Units 1 or 2 may be necessary as Wisconsin Electric continues to perform reviews of facility design and to implement other improvement initiatives. However, availability of Point Beach increased significantly during 1998 compared to 1997, and Wisconsin Electric expects the reliability of the units to continue to improve toward historical levels as these efforts progress. In addition, Wisconsin Electric expects that nuclear non-fuel operating and maintenance expenses will begin to decline in 1999.

On January 27, 1997, the NRC notified Wisconsin Electric of a declining trend in performance at Point Beach. The NRC issues trend letters to provide early notification of declining performance and to offer a utility the opportunity to take early corrective actions. During 1997, Wisconsin Electric undertook a comprehensive effort to address specific concerns and to take advantage of industry best practices to further strengthen performance at the plant. In January 1998, the NRC rescinded its declining trend letter and informed Wisconsin Electric that the corrective actions taken or being taken by Wisconsin Electric appeared to be effective in addressing the adverse trends in performance at Point Beach.

In a March 12, 1999 inspection report to Wisconsin Electric, the NRC requested a meeting with Wisconsin Electric to discuss Wisconsin Electric's response to the condition of certain systems at Point Beach in late December 1998 and early January 1999. The NRC indicated that there was an apparent  violation  of  its  requirements based  upon  the  status  of  certain safety related equipment. An analysis indicates that the safety systems would have performed their intended function if called upon. On March 26,
1999, representatives of Wisconsin Electric met with staff of the NRC and provided information to assist the NRC in its evaluation of the apparent violation. The matter is pending.

In August 1998, Wisconsin Electric announced that it was participating in cooperative alliance teams with three other unaffiliated utilities: Alliant Energy, NSP and Wisconsin Public Service Corporation. The purpose of these teams was to examine opportunities to enhance safety and improve performance and reliability at the participants' nuclear generating plants. The participants operate seven nuclear generating units at five sites in the States of Wisconsin, Minnesota and Iowa with a total combined generating capacity exceeding 3.600 megawatts.

The alliance work led the participants to a conclusion that, in some areas of technical expertise, greater benefit could be gained in a more formal, integrated structure. In February 1999, Wisconsin Electric, NSP and Wisconsin Public Service Corporation announced the formation of Nuclear Management Company, L.L.C. to further pursue the initial alliance objectives. At the same time, Alliant Energy announced its intention to join the other members of the nuclear management company but that it required prior approval of the Securities and Exchange Commission. Services to be delivered by the nuclear management company to the participating utilities will also be subject to additional state and federal regulatory approvals.

Nuclear Management Company L.L.C. is in the process of establishing a senior management team that will focus on consolidating the expertise and talents of their nuclear employees, building on the best business practices identified as strengths at each plant site, reducing the overhead of commonly used services and commodities, and more effectively integrating the resources of all seven nuclear generating units. Each utility will continue to own its respective nuclear units, maintain exclusive rights to the energy generated, and retain financial responsibility for safe operation, maintenance and decommissioning.

Wisconsin Electric and Wisconsin Public Service Corporation anticipate transfer of their NRC operating licenses for Point Beach and Kewaunee generating stations, respectively, to Nuclear Management Company LLC. A submittal, seeking approval of the NRC for the license transfer of Point Beach is planned during the second quarter of 1999.

SPENT FUEL STORAGE AND DISPOSAL: Wisconsin Electric completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent nuclear fuel at Point Beach.
The PSCW has authorized Wisconsin Electric to load up to twelve casks containing a total of 288 fuel assemblies with spent fuel and transfer the casks to the ISFSI. To date, five VSC-24 casks, designed by Sierra Nuclear Corporation and containing a total of 120 spent fuel assemblies, have been loaded and moved to the ISFSI. Wisconsin Electric currently plans to load four additional casks during 1999 and the remaining three authorized casks in 2000.

To maintain flexibility associated with the continued temporary dry storage of spent fuel at Point Beach, Wisconsin Electric is in the process of procuring alternative model TN-32 casks from Transnuclear Corp. TN-32 dry storage casks have been previously approved by the NRC for specific use at other nuclear generating facilities in the United States. Wisconsin Electric currently plans to obtain three TN-32 casks by the spring of 2000. In August 1998, the PSCW issued an order approving the substitution of up to six TN-32 casks for VSC-24 casks at Point Beach in the event that this becomes necessary. Wisconsin Electric believes that the NRC will authorize TN-32 casks for use at Point Beach by early in the year 2000.

Wisconsin Electric estimates that, with implementation of the extended fuel cycles noted above, with the remaining authorized casks and with the remaining space in the spent fuel pool in its current configuration, it has sufficient temporary spent fuel storage capacity to continue operating Point Beach until 2004. Wisconsin Electric currently plans to apply with the PSCW in the fall of 1999 for authority to load additional casks beyond the twelve that are currently authorized.

Temporary spent fuel storage alternatives are necessary at Point Beach until the United States Department of Energy ("DOE") takes ownership of and permanently removes the spent fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 ("Waste Act"). The DOE has indicated that it does not expect a permanent spent fuel repository to be available until at least 2010.

As of January 31, 1998, the DOE has failed to meet its contractual obligation to begin removing spent fuel from Point Beach. In February 1998, Wisconsin Electric joined other utilities in a motion to enforce a July 1996 mandate of the United States Court of Appeals for the District of Columbia Circuit ("Court") that the DOE had an unconditional obligation to begin accepting spent fuel by January 31, 1998. Wisconsin Electric and the other utilities requested an order (1) compelling the DOE to submit a detailed program for disposing of spent fuel from utilities, (2) declaring that the utilities are relieved of their obligation to pay fees into the
Nuclear Waste Fund for a permanent spent fuel repository and are authorized to place such fees into escrow until the DOE commences with disposing of spent fuel pursuant to its obligation, and (3) precluding the DOE from using any fees paid into the Nuclear Waste Fund to reimburse utilities for damages they have incurred as a result of the DOE's breach of its obligations. On May 5, 1998, the Court issued a decision denying the motion of Wisconsin Electric and the other utilities to enforce the Court's mandate, principally on the ground that the question of whether the DOE could properly use the Nuclear Waste Fund as a source to pay damages to utilities was not ripe for review. The Court further held that the other requested remedies fell outside the scope of its mandate, which was limited to defining the nature of the DOE's statutory obligations and did not extend to requiring the DOE to perform under its contracts with Wisconsin Electric and the other utilities. At this time, Wisconsin Electric is unable to predict when the DOE will actually begin accepting spent nuclear fuel.

During  1997  and  again  in  1998, the United  States  Senate  and  the  United
States  House  of  Representatives each passed versions  of  the  Nuclear  Waste
Policy  Acts  of  1997  and 1998, respectively.  The legislation  would  require the DOE to establish a temporary spent fuel repository in the State of Nevada until the permanent repository is available and to begin taking ownership from utilities and removing spent fuel as required by the Waste Act. Differences between Senate and House versions of the bill were not reconciled in 1997 nor in 1998. In early January 1999, the Nuclear Waste Policy Act of 1999 was introduced in the House, and in mid-March 1999, a similar bill was introduced in the Senate. President Clinton has threatened to veto any legislation which mandates a DOE temporary spent fuel repository in Nevada.


ELECTRIC SYSTEM RELIABILITY MATTERS

During the summer of 1998, Wisconsin Electric had adequate capacity to meet all of its firm load obligations. While Wisconsin Electric did make public appeals for conservation on two days during the summer; this was due to constraints on the regional electric network in the Midwest caused by high weather-induced demand as well as generation and transmission unavailability. Wisconsin Electric also experienced curtailments of power purchases from other companies on various occasions during the summer of 1998.

The regional electric energy supply was especially tight in late June, 1998, as unusually warm, humid weather coincided with storm-related outages of major transmission lines and generating plants in nearby states. Under such circumstances, utilities with available capacity are required to make that capacity available to neighboring utilities who are experiencing shortages. Wisconsin Electric has available the ability to free up generation by interrupting and /or curtailing certain customers. Said customers who participate, voluntarily, in these load management programs receive rate discounts in exchange for allowing their service to be curtailed or interrupted when power supplies become tight. Wisconsin Electric has used such load management programs regularly since the early 1980s. During late June, 1998, Wisconsin Electric was one of the utilities in the region which contributed its available resources, including curtailable and interruptible capacity, to help maintain regional reliability.

Wisconsin Electric expects to have adequate capacity during 1999 to meet all of its firm load obligations. However, the Company anticipates that the regional electric energy supply will remain tight during 1999. As a result of this, or of extremely hot weather along with unexpected equipment unavailability, Wisconsin Electric could be required to call upon its load management procedures, as it has in the past.

Wisconsin Electric is proceeding with several long-term measures to enhance the reliability of its own system and that of the midwestern region. The measures described in the following sections will begin to contribute as early as the summer of 1999.

300  MEGAWATT  CONTRACT  WITH  SOUTHERN  ENERGY:    In  August  1998,  Wisconsin
Electric and Atlanta-based Southern Energy, Inc., a subsidiary of Southern Company, signed a formal power purchase agreement wherein Southern Energy, Inc. will license, construct, own and operate a 300-megawatt natural gas-fired peaking power plant, located in Neenah, Wisconsin, and sell its
electric   output  to  Wisconsin  Electric  for  eight  years.   The   agreement
satisfies Wisconsin Electric's responsibility under directives from the PSCW and under the new reliability legislation, 1997 Wisconsin Act 204, signed into law in April 1998 by the governor of the State of Wisconsin.

In February 1999, Southern Energy received a certificate of public convenience and necessity for the facility from the PSCW and a construction air permit from the Wisconsin Department of Natural Resources ("WDNR"). The facility is scheduled for commercial operation by June 2000.

COMBUSTION TURBINE INLET COOLERS: Wisconsin Electric received PSCW approval to proceed with the installation of inlet coolers at its Concord and Paris Power Plants in February and April 1998, respectively. PSCW approval was granted promptly upon Wisconsin Electric's receipt of amended
air  emission  permits  from  the  WDNR.   Construction  of  the  inlet  cooling
facilities at both plants is on schedule for the facilities to be operational by the summer of 1999. The facilities will counteract the reduction in generating capacity due to hot summer weather experienced by these two plants. Approximately 112 megawatts of total hot weather capacity degradation will be recovered. Wisconsin Electric estimates that the inlet coolers for the two plants will cost a total of approximately $24 million during the 1998-1999 biennial period. The costs of these projects are included in anticipated construction expenditures described below in "Capital Requirements" under "Liquidity and Capital Resources."

GERMANTOWN GENERATION PROJECTS: As a result of updated load growth projections based upon summer of 1998 experience, Wisconsin Electric determined that it has the need for additional generating capacity by the summer  of  2000  and  selected its Germantown Power Plant for  installation  of a new combustion turbine unit and other facilities. The addition of an 85 megawatt combustion turbine is planned for a June 2000 in-service date.
Further, inlet cooling facilities, similar to those at the Concord and Paris Generating Stations, are planned to be installed on the four existing combustion turbine units at the Germantown Power Plant as well as on the new unit. The inlet cooling facilities will counteract the reduction in generating capacity due to hot summer weather. A net increase in summer capacity of approximately 133 megawatts is planned to be available by June 2000 as a result of these efforts. Natural gas facilities are also planned to be added at the Germantown site to provide dual fuel capability for the new as well as the existing units. As part of the dual fuel project, dry low-nitrogen oxide burners will be installed on the existing units to reduce air emissions. The dual fuel facilities will be installed over a four-year period with completion in 2003. The project is subject to approval of various state and local authorities. Applications with the PSCW to install the new combustion turbine, inlet cooling and dual fuel facilities were submitted in March 1999. The matter is pending. 1999 expenditures for this project are included in anticipated construction expenditures described below in "Capital Requirements" under "Liquidity and Capital Resources."

ELECTRIC  TRANSMISSION  PROJECTS:    Wisconsin  Electric  is  pursuing  multiple
projects designed to increase the electric import capability into eastern Wisconsin and to improve electric system reliability. The Northern
Interface Project involves operation of an existing 138 kilovolt transmission line at 345 kilovolts (for which the line was originally designed and constructed) and construction of a new 345-138 kilovolt Morgan Substation. The project will allow an additional 80 megawatts of generating capacity in the Upper Peninsula of Michigan to be available to
Wisconsin Electric's transmission system in the State of Wisconsin. PSCW approval was received in June 1998, and the project is under construction with a scheduled in-service date of June 1999. The Southern Interface Project is the first of several projects being undertaken to improve system reliability in southeast Wisconsin and the metropolitan Milwaukee area as well as to eliminate constraints on the Wisconsin Electric system for future increased transfer capability between northern Illinois and southern
Wisconsin. The Southern Interface Project will replace 138 kilovolt substation facilities and upgrade 345 kilovolt substation facilities at Wisconsin Electric's Oak Creek Substation. Authorization from the PSCW was received in June 1998, and the project is scheduled to be in service by June 1999. The Oak Creek-Arcadian 345 kilovolt Transmission Upgrade Project will upgrade a 230 kilovolt transmission line to 345 kilovolt operation and will also upgrade substation facilities at Wisconsin Electric's Oak Creek and Arcadian Substations to improve system reliability. An application with the PSCW for authorization to proceed with the project was submitted in March 1999. Expenditures during 1999 for these projects are included in anticipated construction expenditures described below in "Capital Requirements" under "Liquidity and Capital Resources." Other transmission projects to improve system reliability are in the planning stage for submission to the PSCW later in 1999.

WISCONSIN  RELIABILITY  ASSESSMENT  ORGANIZATION:    The  Wisconsin  Reliability
Assessment  Organization  ("WRAO")  was  formed  in  early  1998  to  coordinate activities relating to generation and transmission reliability issues in the State of Wisconsin. Wisconsin Electric is an active participant in the WRAO, whose members include all of the state's other investor owned utilities, members of the PSCW Staff, several municipal utilities and coops, and utilities from surrounding states. Activities of the WRAO include reliability policy development, performance evaluations of its members with respect to the adequacy of their supplies, and sponsorship of regional transmission planning studies (see "Wisconsin Interface Reliability Enhancement Study" below). The WRAO also conducts meetings and regional reliability symposia with external organizations with interests in system reliability to provide forums for information and idea sharing.

WISCONSIN INTERFACE RELIABILITY ENHANCEMENT STUDY: Under WRAO direction, the Wisconsin Interface Reliability Study group is conducting a continuing study which examines numerous options for improving the reliability of the state's electric system by strengthening its connections with the interstate transmission grid. The group includes transmission planners from WRAO members as well as planning and regulatory staff from throughout the region. The Wisconsin Interface Reliability Study group produced a report from the first phase of its current study which became the basis for the PSCW's recent "Report to the Wisconsin Legislature on the Regional Electric Transmission System."

An   assessment   of  the  strengths  and  weaknesses  of  various   reliability
improvement options is expected to be completed by the end of March 1999. The WRAO will combine this information with the results of an environmental screening process and other relevant information to recommend a preferred expansion plan and two alternatives to the PSCW by the end of April 1999. Filing for the required Certificate of Public Convenience and Necessity is planned for the third quarter of 1999.

NEW RENEWABLE ELECTRIC ENERGY: In early August 1998, Wisconsin Electric issued a request for proposal soliciting bids for one or more contracts totaling up to 75 megawatts of renewable electric generating capacity. Renewable electric energy, also known as green energy, includes power generated by wind, water, sun, biomass and other renewable resources. The request for proposals is in response to the requirements of 1997 Wisconsin
Act 204 and supports Wisconsin Electric's "Energy for Tomorrow" renewable energy program. The deadline for proposals was October 1, 1998. By the October 1, 1998 deadline, Wisconsin Electric received more than 20 responses to the request for proposal. After evaluation of all the proposals that were submitted, Wisconsin Electric developed a short list of proposals and is currently engaged in contract negotiations. Wisconsin Electric expects to complete these negotiations and sign purchase power agreements in the spring of 1999.

1997 Wisconsin Act 204 calls for the investor-owned utilities in the eastern part of the State of Wisconsin to add a combined total of 50 megawatts of renewable electric generating capacity to their energy mix by the end of year 2000. Wisconsin Electric is responsible for 27 megawatts of this total. The August 1998 request for proposal fulfills this obligation.

In June 1999, Wisconsin Electric will place in service two 660 kilowatt Vestas V47 wind turbines. The wind turbines will be located in southern Fond du Lac County in the Town of Byron. The electricity generated from this approximately $1.8 million dollar project will be sold to "Energy for Tomorrow" customers.

MIDWEST ISO: Wisconsin Electric is currently participating in the formation of a regional independent electric transmission system operator ("ISO") to promote reliability in the Midwest (the "Midwest ISO"). On January 15, 1998, Wisconsin Electric, along with eight other utilities, filed a proposal with the Federal Energy Regulatory Commission ("FERC") to establish the Midwest ISO, which would operate member electric transmission systems within the region as a single system. Regional oversight is required to maintain reliability because the system is being used increasingly for broad, regional transactions. In addition to reliability benefits,  a  regional  ISO  helps  to ensure  open  and  equal  access  to  the electric transmission system and broadens the energy market by eliminating redundant transmission fees. As a net buyer of electric energy, Wisconsin Electric expects the Midwest ISO to result in lower energy costs for its customers as well as to improved regional reliability.

The PSCW completed a review of ISOs and issued an order in June 1998 that laid out new ISO guidelines that are more consistent with guidelines of the FERC. However, in its order, the PSCW stated that the Midwest ISO did not entirely meet the PSCW's guidelines. While not necessarily required, Wisconsin Electric plans to seek approval of the Midwest ISO from the PSCW.

The FERC conditionally approved the Midwest ISO proposal by order issued September 16, 1998. By order dated December 17, 1998, the FERC granted the Midwest ISO applicants' request for rehearing of certain portions of the
September  1998  order.   Hearings  on the  transmission  rate  aspects  of  the
proposal are expected to commence before the FERC in June 1999. An independent Board of Directors for the Midwest ISO was elected in December 1998.


INDUSTRY RESTRUCTURING AND COMPETITION

Driven by a combination of market forces, regulatory and legislative initiatives, and technological changes, the electric industry continues a trend towards restructuring and increased competition. To date, competitive forces have been most prominent in the wholesale power market but are expected to continue to develop in the electric retail markets.
The State of Illinois has passed legislation introducing retail electric choice for large customers in 1999 and for all customers by May 2002. For information concerning restructuring in the State of Michigan, see "MPSC
Electric Restructuring" below. While the Company cannot predict the ultimate timing or impact of a restructured electric industry, Wisconsin
Electric   believes   that,  as  a  low-cost  energy  provider,   it   is   well
positioned to compete in a deregulated and competitive market. Among others, the following electric and gas industry restructuring initiatives are underway in regulatory jurisdictions where the Company currently does business.

PSCW'S ELECTRIC UTILITY INDUSTRY INVESTIGATION: Because of electric power shortages experienced during the summer of 1997, the PSCW expressed a desire  in  October  1997  to work on infrastructure issues  and  to  develop  a robust competitive electric wholesale market. The PSCW also stated its belief that the question of whether to implement electric retail competition in Wisconsin ultimately should be decided by the Wisconsin Legislature rather than by the PSCW. The PSCW agreed to pursue the following priority infrastructure issues as prerequisites to other restructuring work:

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

The  Governor  of  the  State  of Wisconsin recently  proposed  in  his  current budget  that  the  PSCW conduct a one year study on what it would  take  to  get retail access in Wisconsin. This proposal will need to go through the legislative review process before such a study would be conducted.

AFFILIATE  INTEREST  DOCKET  (05-BU-101):    The  PSCW  is  developing  policies
governing activities that can be performed by a utility or a utility affiliate. The activities under review include providing or selling any product or service other than core utility products. Wisconsin Electric has taken the position that state policy should protect competition, not individual  competitors,  and  that customers should  have  the  choice  to  use either Wisconsin Electric or another vendor for these products and services. Technical and public hearings were held in October and November of 1998. The PSCW is expected to issue an order by June 1999.

PUBLIC BENEFITS: The Wisconsin Legislature has formed a Council to draft legislation forming a Public Benefits Board. The Council is using the PSCW order in Docket 05-BU-100 as the starting point for the draft legislation.
This PSCW order recommends plans to protect low-income utility customers, conservation programs and the environment under a deregulated electric industry. Wisconsin Electric has supported the development of such an approach to public benefits to ensure that Wisconsin Electric is not competitively disadvantaged by being required to continue to provide these benefits. It is likely legislation creating such a Public Benefits Board will be submitted in 1999.

MPSC ELECTRIC RESTRUCTURING: In 1998, the Michigan Public Service Commission ("MPSC") continued to move toward implementation of direct
access   for  retail  electric  markets  beginning  on  January  1,  2002.    In
February, the MPSC issued an order clarifying restructuring issues and directing Detroit Edison and Consumers Energy, the two largest utilities in the State of Michigan, to file tariff sheets and draft implementation plans for direct access. Following company submittals in late February 1998, the MPSC staff held several public meetings to discuss the plans with stakeholders. On June 30, 1998, the two companies filed revised implementation plans reflecting some of issues raised during the meetings.
While the MPSC is currently reviewing other issues raised by the meetings, a phase-in of direct access is expected to commence in late 1999 for Michigan's two largest utilities with full access by January 1, 2002.

During 1998, public meetings on electric restructuring were also conducted in Michigan's Upper Peninsula to discuss direct access. Following meetings with the MPSC staff and the opening of dockets to begin the process of electric restructuring for smaller utilities, the smaller Michigan utilities, including Wisconsin Electric, filed proposals with the MPSC for implementing retail direct access on January 1, 2002 without a phase-in program. On February 2, 1999, the MPSC issued an order closing the above dockets, citing the progress made to date. Issues requiring further resolution will be the subject of future dockets for the smaller companies. The MPSC is expected to address access programs for smaller utilities after the initial phase-in has commenced in late 1999 for the large utilities in Michigan.

FERC  OPEN  ACCESS  TRANSMISSION  PROCEEDINGS:    As  a  result  of  the  Energy
Policy Act of 1992, the FERC issued Order Nos. 888 and 889 in April 1996 relating to open access transmission service, stranded costs, standards of conduct and open access same-time information systems. The ruling was intended to create a more competitive wholesale electric power market.

In April 1997, Wisconsin Electric submitted a revised transmission tariff in compliance with FERC's orders on rehearing of its Order No. 888. In connection with Wisconsin Energy's acquisition of ESELCO, the FERC approved a joint transmission tariff covering both Wisconsin Electric and Edison
Sault by order issued June 29, 1998. On December 18, 1998, the FERC approved Wisconsin Electric's Standards of Conduct required by Order
No. 889. Order Nos. 888 and 889 have been appealed by many parties to the U.S. Court of Appeals for the Second Circuit.

Wisconsin Electric has long advocated open access to electric transmission facilities as a necessary step in the competitive restructuring of the electric utility industry. Wisconsin Electric does not believe that the FERC rulings or judicial review of these orders will have a detrimental effect on its liquidity, financial position or results of operations.

WHOLESALE COMPETITION: Wholesale sales of electric energy accounted for 6%, 5% and 5% of Wisconsin Electric's total electric operating revenues in 1998, 1997 and 1996, respectively. Wisconsin Electric attributes the increase in the past year to additional sales for resale that offset decreasing sales to municipal and rural electric wholesale customers as a result of renegotiated power sales contracts in 1995 and 1996. The renegotiated contracts contain discounts from previous rates charged to these customers.

A current contract with a 75 megawatt wholesale customer includes nominations of 90 megawatts as of May 1999 and 120 megawatts as of May
2000. A second wholesale customer with a current 50 megawatt demand may become a partial requirements customer beginning in October 2000. Wisconsin Electric expects to continue providing transmission services to this customer.

PSCW NATURAL GAS UTILITY INDUSTRY INVESTIGATION: The PSCW continued a generic investigation of the natural gas industry in the State of Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. On July 1, 1997, Wisconsin Electric filed a modified dollar for dollar gas cost recovery mechanism ("GCRM") in accordance with a November 1996 PSCW order. This filing was updated on June 30, 1998. Purchased gas adjustment mechanisms have been evaluated by the PSCW as part of the PSCW's generic investigation. A GCRM will include after the fact prudence reviews by the PSCW. The matter is pending with anticipated implementation in the third quarter of 1999. Wisconsin Electric does not expect that a major portion of gas costs that are currently passed through to customers will be subject to price risk under this GCRM.


RATES AND REGULATORY MATTERS

The table below summarizes the anticipated annualized revenue impact of recent rate changes authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities based upon the sales
projections  utilized  by  those commissions in  setting  rates.   Edison  Sault
implemented a temporary price cap in 1995. The PSCW regulates retail electric, steam and natural gas rates in the State of Wisconsin, while the
FERC regulates wholesale power, electric transmission and gas transportation service rates. The MPSC regulates retail electric rates in the State of Michigan.


                              Revenue         Percent
                              Increase         Change
         Service             (Decrease)       in Rates    Effective Date
         -------             ----------       --------    --------------
                             (Millions)         (%)

Retail electric, WI (a)       $ 160.2          12.7          05/01/98
Retail gas (a)                   18.5           5.4          05/01/98
Steam heating (a)                 1.2           9.3          05/01/98
Retail electric, WI (a)         134.9          10.7          01/01/98
Retail gas (a)                   18.5           5.5          01/01/98
Steam heating (a)                 0.8           6.3          01/01/98
Retail electric, WI (b)          27.2           2.2          05/23/97
Retail electric, WI              (7.4)         (0.6)         02/18/97
Retail gas                       (6.4)         (2.0)         02/18/97
Steam heating                     0.1            .5          02/18/97
Retail electric, WI             (33.4)         (2.8)         01/01/96
Retail electric, WI              (1.1)         (3.3)         01/01/96
Retail gas                       (8.3)         (2.6)         01/01/96
Steam heating                    (0.8)         (5.1)         01/01/96

(a) The January 1, 1998 order was an interim PSCW order that was effective until the May 1, 1998 final order was received from the PSCW. The final May 1, 1998 order superseded the January 1, 1998 interim order.

(b) Fuel surcharge which ended as of May 1, 1998. Reflecting the combined effect of two PSCW orders, this surcharge was initially ordered on May 23, 1997 and was amended by the PSCW on December 23, 1997.


The PSCW requires that rate cases to be conducted once every two years. Wisconsin Electric's next test year filing under the biennial cycle is scheduled to be filed with the PSCW in 1999. Discussion of rate changes for the 1998, 1997 and 1996 test years follow.

1998 TEST YEAR: On December 23, 1997, the PSCW issued an order authorizing Wisconsin Electric to implement interim Wisconsin retail rate increases effective January 1, 1998 in the amount of $154 million on an annualized basis, including $135 million for electric operations, $19 million for gas operations and $1 million for steam operations. The PSCW authorized permanent annualized retail base rate increases in the State of Wisconsin effective May 1, 1998 of $160 million for electric operations, $19 million for gas operations and $1 million for steam operations. The increases were based upon an authorized regulatory return on common equity of 12.2%.

In November 1998, Wisconsin Electric filed testimony and exhibits with the MPSC showing a $4 million annual revenue deficiency for its electric utility operations in the State of Michigan. Wisconsin Electric proposed a two stage increase in the filing. The first stage would increase rates 9.4% on an annualized basis effective with issuance of an order in the case. The second stage, proposed to be effective July 1, 1999, would increase the stage-one rates by another 4.8% on an annualized basis.

The primary factors influencing the 1998 rate changes in the State of Wisconsin and the proposed rate changes in the State of Michigan include:

*  Increased costs related to the construction, operation and maintenance
   of   generation,  transmission  and  distribution  facilities to assure reliability of electric service.

* Increased costs associated with the need to implement technological solutions to make computer systems "Year 2000 Ready" and to meet customer expectations.

* Increased payroll and benefits due to (1) additional personnel to fill vacant positions that occurred while Wisconsin Energy and Northern States Power Company were pursuing the Primergy merger and (2) increased staff to support key areas such as nuclear operations, customer service and information services.

*  Increased fuel and purchased power costs.

*  Increased cost of capital.

* Accelerated amortization of the remaining balance of pre-1991 contributions in aid of construction at December 31, 1997..

See "Mergers" above for additional information concerning the Wisconsin Energy's terminated merger agreement with NSP. See "Year 2000 Technology Issues" below for further information concerning the estimated costs to examine and modify existing software application and operational programs and hardware that is date sensitive and may not be "Year 2000 Ready." See Note C - Depreciation" in the Notes to Financial Statements for information about the accelerated amortization of certain contributions in aid of construction.

1997 TEST YEAR: In an order dated February 13, 1997, the PSCW directed Wisconsin Electric to implement rate decreases for retail electric and gas customers in the State of Wisconsin of $7 million and $6 million, respectively, on an annualized basis, and a steam rate increase of $0.1 million on an annualized basis. The order was effective February 18, 1997 and was based upon a regulatory return on common equity of 11.8%. The PSCW had determined that it required a special full review of Wisconsin Electric's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of Wisconsin Energy and NSP discussed above under "Mergers."

1996 TEST YEAR: In a letter order dated September 11, 1995, the PSCW directed Wisconsin Electric to implement rate decreases for Wisconsin retail electric, gas and steam customers of $33 million, $8 million and $0.8 million, respectively, on an annualized basis effective January 1, 1996. Also effective January 1, 1996, the MPSC authorized Wisconsin Electric to implement a rate decrease for Michigan non-mine retail electric customers of $1 million or 3.3% on an annualized basis. The Empire and Tilden ore mines are separately regulated by the MPSC.

EDISON SAULT PRICE CAP: On August 22, 1995, Edison Sault filed an application with the MPSC for authority to implement price cap regulation for its electric customers in the State of Michigan. In the application, Edison Sault proposed that its base rates be capped at existing levels, that its existing Power Supply Cost Recovery factor be rolled into base rates and that its existing Power Supply Cost Recovery Clause be suspended. On September 21, 1995, the MPSC approved Edison Sault's application subject to the modification that Edison Sault give thirty days notice rather than two weeks notice for rate decreases. Edison Sault will file an application with the MPSC by October 1, 2000 to address the experience under the price cap mechanism. The MPSC's order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances.

FUEL COST ADJUSTMENT PROCEDURE: Effective in 1998 under the PSCW's retail electric fuel cost adjustment procedure in the State of Wisconsin, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 2%.

During 1997, extended outages at Point Beach, an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997, delayed commercial operation of LS Power's cogeneration facility, and higher than projected purchased power costs per megawatt-hour due to regional electric energy supply constraints resulted in increased fuel and purchased power costs at Wisconsin Electric. Wisconsin Electric estimates that such costs were approximately $116 million higher than those included in 1997 base electric rates in all jurisdictions.

On December 23, 1997, the PSCW issued a combined final order on two 1997 Wisconsin Electric filings under Wisconsin's fuel cost adjustment procedure, authorizing Wisconsin Electric to recover $27 million of additional 1997 fuel and purchased power costs from Wisconsin retail electric customers during the 1997-1998 biennial period. This temporary fuel surcharge ended as of May 1, 1998. Wisconsin Electric estimates that of the $116 million of excess fuel and purchased power costs incurred during 1997, it recovered a total of $27 million as a result of the PSCW's December 1997 order, leaving $89 million unrecovered.

As part of the PSCW's 1998 Rate Order, Wisconsin Electric was required to file by October 1, 1998 its forecast of electric fuel costs for the 1999 calendar year. Wisconsin Electric filed the forecast, which indicated no change in fuel costs compared to the 1998 Rate Order, with the PSCW on September 25, 1998. This matter is currently under review by the PSCW.

In December 1995, the MPSC approved the suspension of the Power Supply Cost Recovery Clause (fuel adjustment procedure) for a five-year period for Michigan retail electric customers.

NUCLEAR OPERATION AND MAINTENANCE COST DEFERRAL: See "Note F - Nuclear Operations" in the Notes to Financial Statements for information regarding approval by the PSCW during 1997 for Wisconsin Electric to defer certain non-fuel nuclear operation and maintenance costs.

PURCHASED GAS ADJUSTMENT MECHANISM: In the case of natural gas costs, differences between the test year estimate and the actual cost of purchased gas are accounted for through a purchased gas adjustment clause. See "Industry Restructuring and Competition" above for information concerning a PSCW order changing the purchased gas adjustment mechanism in 1999.

NON-UTILITY ASSET CAP: Wisconsin Energy is subject to certain current restrictions which may limit diversification in non-utility activities. Under a formula included in the provisions of Wisconsin's Public Utility Holding Company Law, the sum of the assets of all non-utility affiliates in a holding company system generally may not exceed 25% of the assets of all public utility affiliates. As of December 31, 1998, the assets of Wisconsin Energy's non-utility affiliates approximated 12% of the assets of its public utility affiliates. Following WISVEST Corporation's pending acquisition of $272 million of generating facilities in the second quarter of 1999, Wisconsin Energy anticipates that the percent of asset cap formula non-utility assets will increase from approximately 12% to over 18%. Wisconsin Energy is currently working with the other utility holding companies in the State of Wisconsin in an effort to modify the asset cap provisions of Wisconsin's Public Utility Holding Company Law. However, there can be no assurance that the current asset cap restrictions will be modified or that the restrictions will not affect Wisconsin Energy's future non-utility diversification activities.

For additional information concerning WISVEST Corporation's pending acquisition of generating assets in the State of Connecticut, see "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements.


YEAR 2000 TECHNOLOGY ISSUES

The Company is working to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive. Wisconsin Energy, including Wisconsin Electric, Edison Sault and the non-utility subsidiaries, utilize business application software as well as infrastructure and process control systems across their operations. Related computer programs and hardware may use two-character digits such as `00' to define the applicable year rather than four-character digits such as `2000'. When these systems or applications encounter the Year 2000, they could potentially read the year as `1900' and either process data incorrectly or shut down altogether. If not addressed in a timely manner, this Year 2000 problem could have a materially adverse impact on the operations or financial condition of the Company.

YEAR 2000 PROJECT: During 1997, the Company created Year 2000 program teams, overseen by executives of the Company, to address its Year 2000 issues. The teams, comprising representatives with subject matter expertise, are addressing:

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

The Year 2000 teams are following a structured process of inventorying and assessing potential Year 2000 problems, of remediating, testing, and certifying Year 2000 readiness and of developing and implementing Year 2000 risk management contingency plans. Although additional systems or processes may be identified as the program moves forward, the Company has substantially completed an initial inventory of potential Year 2000 problems across all operating areas and completed its assessment of critical areas in the fourth quarter of 1998. The remediation and testing phases are currently in progress and extensive contacts with critical third party suppliers are ongoing. Based upon an initial assessment of critical supplier Year 2000 readiness that was completed in the third quarter of 1998, the Company is currently initiating additional supplier risk mitigation actions. Wisconsin Energy expects to evaluate its significant customers during 1999.

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

With the exception of those projects that are dependent upon activities such as scheduled power plant maintenance outages later in 1999, the Company currently expects its core, critical business functions to be "Year 2000 Ready" by June 30, 1999. However, additional refinements and testing may continue through the end of 1999. Based upon the Nuclear Energy Institute's standard definition, which has been adopted by Wisconsin Energy, "Year 2000 Ready" systems or applications will be suitable for continued use into the Year 2000 even though the system or application may not be fully "Year 2000 Compliant."

POTENTIAL RISKS AND CONTINGENCY PLANNING: The Company is continuing an ongoing process of assessing potential Year 2000 risks and uncertainties. Internal and external risks are included in the Company's assessment and identification of mitigation strategies. Wisconsin Energy expects to successfully mitigate its controllable internal Year 2000 problems.

For its core operation, Wisconsin Energy also relies upon third parties such as (1) other power providers to and operators of the integrated electric transmission and distribution grid, (2) fuel suppliers,
(3) producers of natural gas and suppliers of interstate natural gas transportation services, and (4) providers of external infrastructure such as telecommunications, municipal sewer and water as well as emergency services. Failure of these critical third parties to identify and remediate their Year 2000 problems could have a material impact on the Company's operation and financial condition. The Company's Year 2000 program is structured to identify, assess and mitigate these third party risks where possible. At this time, Wisconsin Energy believes that mitigation efforts will be successful.

As part of its normal business practice, the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems. During 1999, Wisconsin Energy intends to leverage this experience in the development and implementation of Year 2000 related contingency and business continuity plans. As part of this effort, the Company is coordinating its Year 2000 readiness program with various trade associations and industry groups and is working with the Mid-America Interconnected Network, Inc., ("MAIN"), the North American Electric Reliability Council and the Wisconsin Reliability Assessment Organization to develop and implement regional electric reliability contingency plans. Wisconsin Electric is participating with other utilities in MAIN to develop reasonably likely worst case scenarios for the region. The scenarios currently identified as reasonably likely represent situations that have been encountered under normal operating conditions. Contingencies for these scenarios are generally addressed through normal operating procedures. Scenarios that have been jointly identified and assessed are:

*  Loss or unavailability of some generation;

* Partial loss of system monitoring and control functions, including data communication;

*  Partial loss of voice communications;

*  Loss of transmission facilities; and

*  Loss of load and/or uncharacteristic loads.

Wisconsin  Electric  presently  agrees  with  MAIN's  assessment  that  the probability of these scenarios occurring due to Year 2000 is not significantly in excess of normal expectations. The Company's current operating and contingency plans are expected to adequately handle the above scenarios. The Company is currently reviewing operating and contingency plans to identify further enhancements or updates specifically addressing Year 2000 issues.

FINANCIAL IMPLICATIONS: Wisconsin Energy currently estimates that it will incur approximately $44 million of expenses during 1998 through 2000 for its Year 2000 program. $15 million has been incurred as of December 31, 1998. In addition, the Company expects to capitalize costs of approximately $20 million to replace certain existing infrastructure and process control systems of which $9 million has been capitalized as of December 31, 1998. In its May 1998 Rate Order from the PSCW, Wisconsin Electric received approval for recovery in rates of approximately $13 million per year of Year 2000-related expenses in the Wisconsin retail jurisdiction during the 1998-1999 biennial period. In addition, the 1998 PSCW rate order included the associated capital expenditures related to Wisconsin Electric's Year 2000 program.

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


ENVIRONMENTAL MATTERS

NATIONAL AMBIENT AIR QUALITY STANDARDS: On July 18, 1997 the United States Environmental Protection Agency ("EPA") revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined, Wisconsin Electric believes that these revised standards will likely require significant reductions in sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions from coal-fired generating facilities. Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from the year 2003 through the year 2012, beginning with the ozone transport reductions described below under "Final EPA Ozone Transport Rulemaking." Reductions associated with the new particulate matter standard will likely be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below in "Final EPA Ozone Transport Rulemaking", Wisconsin Electric is currently unable to determine the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

FINAL EPA OZONE TRANSPORT RULEMAKING: On October 27, 1998, the EPA promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules require electric utilities in 22 eastern states and the District of Columbia, including the State of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. Affected states are required to submit their respective state implementation plans to the EPA by September 1999. The rules have been legally challenged by numerous affected states and other stakeholders.

Wisconsin Electric is working with a variety of state and regional stakeholders to provide input to the plan under development by the State of Wisconsin. Wisconsin Electric is evaluating various NOx control techniques to develop a least cost compliance plan and currently estimates total capital costs of $250 million to $300 million and annual operation and maintenance costs of $10 million to $25 million to comply with such a plan. Wisconsin Electric believes that compliance with the NOx emission reductions required by the EPA's final ozone transport rules will likely mitigate costs to comply with the EPA's July 18, 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

As a result of the EPA's October 1998 final ozone transport rules, the Company also expects to incur capital costs in the range of $20 million to $35 million prior to May 2003 at the two fossil-fueled power plants in the State of Connecticut, which the Company expects to acquire in the second quarter of 1999. For additional information concerning the acquisition of these two Connecticut power plants, see "Liquidity and Capital Resources - Capital Requirements" below as well as "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements.

MANUFACTURED GAS PLANT SITES: Wisconsin Electric is voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note L - Commitments and Contingencies" in the Notes to Financial Statements for additional information.

ASH LANDFILL SITES: Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed in company owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been performed to address these conditions. These costs are included in the environmental operating and maintenance costs of Wisconsin Electric.


COAL SUPPLY AND TRANSPORTATION MATTERS

During 1997, coal deliveries to certain Wisconsin Electric generating facilities, as well as to the electric generating facilities of many other utilities, had been impaired by massive congestion problems on the Union Pacific Railroad. As a result of the merger of the Union Pacific Railroad with the Southern Pacific Railroad, a backlog of coal deliveries had caused stockpiles to decline at some of Wisconsin Electric's power plants and forced Wisconsin Electric to seek alternative coal delivery routes. While coal delivery performance by the Union Pacific Railroad has not fully recovered, performance improved during 1998 and Wisconsin Electric's coal inventories have now returned to acceptable levels.

During the fall of 1997, Wisconsin Electric completed construction of a rail spur at the Pleasant Prairie Power Plant, which burns over 40% of Wisconsin Electric's annual coal requirements. The new rail spur, connecting to the rail line of a competitor of the Union Pacific Railroad, provides Wisconsin Electric with another means of delivery to the Pleasant Prairie Power Company and significantly reduced Wisconsin Electric's risk of future impaired coal delivery due to problems at the Union Pacific Railroad.

As of the beginning of 1999, Wisconsin Electric had approximately a 94-day supply of coal in inventory at its coal-fired facilities. As part of its Year 2000-related contingency planning and implementation, Wisconsin Electric expects to build the inventory of coal during 1999 at its coal-fired facilities to an estimated 111-day supply by December 31, 1999.


OUTLOOK

The following forecasts are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: business and competitive conditions in the energy industry, in general, and in the Company's service territory; availability of the Company's generating facilities; changes in purchased power costs; and the economy, weather, the restructuring of the electric and gas utility industries, and unforeseen problems associated with non-utility diversification efforts. See "Cautionary Factors" below.

EARNINGS:    The Company currently estimates that its earnings during  1999 will be in the range of $1.85 to $2.05 per share, an increase of between 12 and 24 percent over 1998 earnings.

ELECTRIC SALES: Assuming moderate growth in the economy of its service territory and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales to grow at a compound annual rate of 2.1% over the five-year period ending December 31, 2003.

GAS DELIVERIES: Assuming moderate growth in the economy of its service territory and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.9 % over the five-year period ending December 31, 2003.

ADDITIONAL GAS SERVICE TERRITORY: In July 1997, the PSCW approved Wisconsin Electric's application to expand natural gas service to more than 4,500 potential customers in northeastern Wisconsin. When completed, the project will involve the installation of more than 350 miles of new gas main. During 1998, about 2,400 customers were connected and the remainder are expected to be connected during 1999. 1999 capital expenditures for this project are included in anticipated construction expenditures shown below under "Capital Requirements" in "Liquidity and Capital Resources."

EMPLOYEES: The Company expects to add approximately 570 full-time equivalent employees during 1999. Of the total 570 full-time equivalent employees, approximately 370 are attributable to Wisconsin Electric, primarily in such key areas as distribution operations, nuclear operations, customer service and information resources. Approximately half of the new employees at Wisconsin Electric are expected to replace contract labor that has been used during the past couple of years. Approximately 200 full-time equivalent non-utility employees are expected to be added in the second quarter of 1999 when WISVEST Corporation closes on the acquisition of two fossil-fuel power plants from The United Illuminating Company, an unaffiliated investor owned utility in New Haven, Connecticut. For additional information concerning this acquisition, see "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements.


EFFECTS OF WEATHER

By the nature of its utility business segments, Wisconsin Energy's and Wisconsin Electric's earnings are sensitive to weather variations from period to period. Variations in winter weather affect heating load for both the gas and electric utilities. Variations in summer weather affect cooling load for the electric utilities as well as therm deliveries to gas-fired electric generating customers. The table below summarizes weather as measured by degree days at Mitchell International Airport in Milwaukee, Wisconsin for each of the three years ended December 31, 1998.


                                        % Change           % Change
                                          1997               1996
       Degree Days        1998   1997    to 1998    1996    to 1997
       -----------        ----   ----    -------    ----    -------
Heating (7,005 Normal)   5,848  7,101    (17.7%)   7,469     (4.9%)
Cooling (657 Normal)       800    407     96.6%      608    (33.1%)


EFFECTS OF INFLATION

With expectations of low-to-moderate inflation, the Company does not believe the impact of inflation will have a material effect on its future results of operations.


MARKET RISKS

The Company is potentially exposed to market risk due to changes in interest rates, the return on marketable securities and the market price of electricity as well as to changes in fuel costs incurred to generate electricity and in the cost of gas for its gas operations. Exposure to interest rate changes relates to the Company's short and long-term debt as well as its preferred equity obligations, while exposure to fluctuations in the return on marketable securities relates to debt and equity security investments held in various trust funds. Exposure to electricity market price risk relates to forward activities taken to manage the supply of and demand for electric energy, and exposure to fuel and gas cost variations relates to the supply of and demand for coal, uranium, natural gas and fuel oil. Currently, the Company does not utilize derivative financial instruments. Griffin Energy Marketing L.L.C., a subsidiary of Wisvest, began marketing energy related services and limited trading of electricity in 1998. Griffin's activities during 1998 were financially insignificant. The Company is evaluating to what extent it will use derivative financial and commodity instruments in the normal course of their future business.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

INTEREST RATE RISK: The Company, including its affiliates, have various short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements vary from period to period, depending upon, among other factors, capital investments. Future short-term interest expense and payments will reflect both the level of future short-term interest rates and borrowing levels.

The table that follows provides information about long-term financial instruments that were held by the Company at December 31, 1998 and that are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows that exist by maturity date and the related annualized average interest rate of the maturing long-term debt. The annualized average interest rate on the variable rate long-term debt was estimated based upon a weighted average interest rate at December 31, 1998.

                                                 Expected Maturity Date                            Fair Value
                                     --------------------------------------------------               as of
                                     1999    2000     2001     2002    2003  Thereafter   Total     12/31/98
                                     ----    ----     ----     ----    ----  ----------   -----     --------
                                                               (Millions of Dollars)
Fixed Rate Long-Term Debt
   Wisconsin Electric               $92.9  $ 1.9    $ 1.9    $ 1.9   $ 1.9    $1,193.1   $1,293.6   $1,378.7
      Average Interest Rate           6.6%   7.5%     7.5%     7.5%    7.5%        7.2%       7.2%
   Wisconsin Energy  (a)            $95.9  $31.9    $20.7    $16.9   $16.0    $1,338.3   $1,519.7   $1,605.7
      Average Interest Rate           6.6%   6.4%     6.8%     6.6%    6.9%        7.2%       7.1%

Variable Rate Long-Term Debt
   Wisconsin Electric                  -      -        -        -       -     $  165.4   $  165.4   $  165.4
      Average Interest Rate                                                        4.0%       4.0%
   Wisconsin Energy  (a)            $ 2.9  $ 8.1    $ 4.3    $ 0.2   $ 0.3    $  167.8   $  183.6   $  183.6
      Average Interest Rate           7.7%   6.9%     6.9%     7.6%    7.6%        4.1%       4.3%

Preferred Stock Not Subject to
   Mandatory Redemption
      Wisconsin Electric
          and Wisconsin Energy (a)     -       -        -       -        -         -     $   30.4   $   20.2
          Average Dividend Rate                                                               4.0%

(a) Wisconsin Energy includes the holding company as well as all subsidiaries.

For additional information concerning the Company's short-term debt, long-term debt and preferred stock, see "Note I- Notes Payable," "Note H - Long-Term Debt" and "Note G - Preferred Stock", respectively, in the Notes to Financial Statements.

MARKETABLE SECURITIES RETURN RISK: The Company funds its pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect pension, other postretirement benefit and nuclear decommissioning expenses in future periods. Future annuity payments to these trust funds can be affected by changes in the market price of the trust fund assets. Wisconsin Energy expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators.

At December 31, 1998, the Company had the following total trust fund assets at fair value, primarily consisting of available for sale debt and equity security investments.


                                       Wisconsin Energy   Wisconsin Electric
                                       ----------------   -----------------
                                               (Thousands of Dollars)

Pension trust funds                        $839,659            $828,491
Nuclear decommissioning trust fund          518,505             518,505
Other postretirement benefit trust funds     68,913              68,913


For additional information concerning the Company's pension and other postretirement benefits, see "Note J - Benefits" in the Notes to Financial Statements. For additional information concerning nuclear decommissioning, see "Note F - Nuclear Operations" in the Notes to Financial Statements.

COMMODITY PRICE RISK: In the normal course of business, the Company's utility subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their native load customers. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. Wisconsin Electric manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers. To a certain extent, Wisconsin Electric's retail fuel cost adjustment procedure in Wisconsin may mitigate some of the risk of fuel cost price fluctuation. Currently, the purchased gas adjustment mechanism in Wisconsin mitigates the risk of gas cost variations. During 1999, this purchased gas adjustment mechanism will be replaced by a new gas cost recovery mechanism. For additional information concerning the fuel cost adjustment procedure and the purchased gas adjustment mechanism, see "Rates and Regulatory Matters" above in "Factors Affecting Results of Operations." For additional information concerning the change in the purchased gas adjustment mechanism, see "Industry Restructuring and Competition" above in "Factors Affecting Results of Operations."


ACCOUNTING MATTERS

NEW PRONOUNCEMENTS: See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for information concerning new pronouncements issued by the Financial Accounting Standards Board ("FASB") during 1998.

In February 1996, the FASB released for comment an exposure draft of a Proposed Statement of Financial Accounting Standards entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" ("Proposed FAS"). The Proposed FAS would have required the Company to recognize as a liability the present value of the estimated future total costs associated with closure or removal of certain long-lived assets and to correspondingly capitalize those costs as an increase in the cost of long-lived asset associated with the obligation. The capitalized costs would have been depreciated to expense over the useful life of the asset. Following redeliberations during 1997 and 1998, the FASB has decided to continue with the project and plans to issue a second exposure draft in the second quarter of 1999. To reflect a broadened scope from the original project, the title of the project was changed to "Accounting for Obligations Associated with the Retirement of Long-Lived Assets."

The scope of the second exposure draft of the Proposed FAS would most likely include decommissioning costs for Point Beach and may also apply to other facilities of the Company. With respect to decommissioning costs for Point Beach, the Proposed FAS would result in Wisconsin Electric recording a decommissioning liability and a corresponding asset as required by the pronouncement. Currently, nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units at
Point Beach based upon an external sinking fund method. Any changes in depreciation expense due to differing assumptions between the Proposed FAS and those currently required by the PSCW are not expected to be material
and  would  most  likely  be  deferrable and  recoverable  in  rates.   For
additional information on the costs of decommissioning Point Beach, see "Note F - Nuclear Operations" in the Notes to Financial Statements.

REGULATORY ACCOUNTING: Wisconsin Energy's utility subsidiaries, Wisconsin Electric and Edison Sault, operate under electric utility rates which are subject to the approval of the PSCW, MPSC and FERC, and natural gas and steam utility rates that are subject to the approval of the PSCW (see "Rates and Regulatory Matters" above). Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's' books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("FAS 71"), and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings.

As discussed above under "Rates and Regulatory Matters", the MPSC issued a five-year experimental price cap order for Edison Sault electric rates that expires in the year 2000. This order allows Edison Sault to seek rate relief for costs incurred under extraordinary circumstances.

Because of Edison Sault's price cap order and other potential changes in the industry, the Company continually reviews the applicability of FAS 71 and has determined that it is currently appropriate to continue following FAS 71 at Edison Sault. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future at either Wisconsin Electric or at Edison Sault. See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.


                      LIQUIDITY AND CAPITAL RESOURCES

INVESTING ACTIVITIES

Wisconsin Energy invested a net total of $1.3 billion in its businesses during the three years ended December 31, 1998 of which $1.0 billion was at Wisconsin Electric. Investments during this three-year period included $1.1 billion for construction of or investment in new or improved facilities or projects: $909 million for the construction of new or improved utility plant at Wisconsin Electric and $225 million for projects at Wisconsin Energy's remaining subsidiaries. Additional investments during this three-year period included $43 million for the acquisition of nuclear fuel and $85 million for the eventual decommissioning of Point Beach. The following are some of the larger construction or investment projects in which the Company invested during the three years ended December 31, 1998.

POINT BEACH UNIT 2 STEAM GENERATORS: In May 1996, Wisconsin Electric received a written order from the PSCW approving replacement of the Point Beach Unit 2 steam generators. Replacement of the Unit 2 steam generators was completed in January 1997. Capital expenditures of $7 million and $48 million were made during 1997 and 1996, respectively, for replacement of the Unit 2 steam generators.

MILWAUKEE COUNTY POWER PLANT: In December 1996, Wisconsin Energy acquired the steam and chilled water production and distribution facilities to complete the second phase of the purchase of the Milwaukee County Power Plant. Two outstanding contingencies were met prior to closing the purchase. The PSCW approved the purchase of the steam facilities, and the five largest customers signed steam and chilled water service agreements which obligate them to purchase their present and future heating and cooling requirements from Wisconsin Energy for a period of ten years. The capital cost for the steam facilities was approximately $21 million. Wisconsin Electric has integrated these facilities and the associated customers into its steam utility operations. The capital cost for the chilled water facilities was approximately $19 million. A separate subsidiary of Wisconsin Energy operates the chilled water facilities as a non-regulated business.

NON-UTILITY:    Wisconsin  Energy's  net  non-utility  assets  amounted  to approximately $524 million at December 31, 1998, an increase of $293 million over the past three years. Primary additions during this three-year period included $138 million of energy related investments by WISVEST Corporation, $82 million of investments in land and buildings by WISPARK Corporation, $45 million for Minergy's glass aggregate plant described below and 19 million for WISVEST Corporation's acquisition of the chilled water facilities at the Milwaukee County Power Plant described above.. Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis and may make further investments and/or acquisitions from time to time. For additional information concerning WISVEST Corporation's pending acquisition of two fossil-fueled power plants in the State of Connecticut, see "Capital Requirements" below. Also, see "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements.

MINERGY GLASS AGGREGATE PLANT: In 1998, Minergy Corp., a non-utility subsidiary of Wisconsin Energy, placed into operation a $45 million facility in Neenah, Wisconsin that recycles paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate is being sold into existing construction and aggregate markets and the steam is being sold to a local paper mill. The plant results in substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy commenced construction in July 1996, with commercial operation scheduled for April 1998. Capital expenditures of $3 million, $27 million and $15 million were made during 1998, 1997 and 1996, respectively, for this facility.


CASH PROVIDED BY OPERATING AND FINANCING ACTIVITIES

During the three years ended December 31, 1998, total cash provided by operating activities at both Wisconsin Energy and Wisconsin Electric were $1.3 billion. During this period, internal sources of funds, after the payment of dividends, provided 63% of Wisconsin Energy's and 74% of Wisconsin Electric's capital requirements.

Financing activities during the three-year period ended December 31, 1998 included the issuance of $599 million of long-term debt by Wisconsin Energy of which $400 million was issued by Wisconsin Electric. The proceeds of these new debt issues were used to retire maturing debt or refinance higher coupon debt in the amount of $324 million at Wisconsin Energy, including $303 million at Wisconsin Electric, and for other general corporate purposes. Wisconsin Energy and Wisconsin Electric increased their short-term debt by $125 million and $69 million, and Wisconsin Energy added $63 million of common equity from the issuance of new shares through the Company's stock plans during the three years ended December 31, 1998. No preferred stock was issued. Dividends on Wisconsin Energy's common stock were $177 million, $173 million and $167 million during 1998, 1997 and 1996, respectively. Wisconsin Electric paid dividends to Wisconsin Energy of $179 million, $214 million and $168 million during 1998, 1997 and 1996, respectively, and received a total of $100 million in capital contributions from Wisconsin Energy during this three-year period.

During 1998, WISPARK Corporation, a non-utility subsidiary of Wisconsin Energy, secured $18 million of bank financing in the form of adjustable rate mortgage notes due 2000-2008 to finance the construction or purchase of various facilities.

In December 1998, Wisconsin Energy Capital Corporation, another non-utility subsidiary of Wisconsin Energy then named Wisconsin Michigan Investment Corporation, issued $20 million of 6.21% medium-term notes due 2008, $30 million of 6.51% medium-term notes due 2013 and $50 million of 6.94% medium-term notes due 2028. Proceeds of the issues were added to Wisconsin Energy Capital Corporation's general funds and were used to finance non-utility projects and for other general corporate purposes.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

In April 1998, Wisconsin Energy Capital Corporation issued $25 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to Wisconsin Energy Capital Corporation's general funds and were used to financed non-utility projects and for other general corporate purposes.

In October 1997, Wisconsin Energy Capital Corporation, issued $15 million of 6.40% medium-term notes due 2001 and $12 million of 6.33% medium-term notes due 2002. In November 1997, Wisconsin Energy Capital Corporation issued $20 million of 6.22% medium-term notes due 2000. Proceeds were added to Wisconsin Energy Capital Corporation's general funds and were used to finance various non-utility projects and for other general corporate purposes.

In December 1996, Wisconsin Electric and WISVEST Corporation issued promissory notes in the amount of $12 million and $11 million, respectively, due 2006. The notes were issued as part of the transaction to acquire the steam and chilled water facilities from Milwaukee County. The notes have been discounted to reflect the difference between an effective interest rate of 6.36% and a stated rate of 1.93%.

In November 1996, Wisconsin Electric issued $200 million of 6 5/8% unsecured debentures due 2006. Proceeds were added to Wisconsin Electric's general funds and were applied to the repayment of short-term borrowings and for other general corporate purposes.

See "Note A - Summary of Significant Accounting Policies" in Wisconsin Energy's Notes to Financial Statements for a discussion of various limitations on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy.


CAPITAL STRUCTURE

Wisconsin  Energy's and Wisconsin Electric's capitalization at December  31 were:


                                  Wisconsin Energy   Wisconsin Electric
                                  ----------------   ------------------
                                     1998     1997       1998      1997
                                     ----     ----       ----      ----
Common Equity                       46.6%    48.6%      47.5%     48.5%
Preferred Stock                      0.7%     0.8%       0.9%      0.9%
Long-Term Debt (including
  current maturities)               45.7%    42.3%      45.5%     43.7%
Short-Term Debt                      7.0%     8.3%       6.1%      6.9%
                                   ------   ------     ------    ------
                                   100.0%   100.0%     100.0%    100.0%
                                   ======   ======     ======    ======


Even though earnings increased during 1998 compared to 1997, the Company's common equity ratio decreased while long-term debt increased. This was due to the issuance of $150 million of debentures by Wisconsin Electric and $100 million of medium term notes by Wisconsin Energy Capital Corporation, which were added to the general funds of Wisconsin Electric and Wisconsin Energy Capital Corporation, respectively, and used to reduce short-term borrowings and for other general corporate purposes. Wisconsin Electric decreased short-term debt by $23 million, while Wisconsin Energy's consolidated short-term debt decreased by $38 million.

The Company has maintained strong bond ratings which provides necessary access to the capital markets for growth opportunities. Wisconsin Electric currently has senior secured debt ratings of AA+ by Standard & Poor's Corporation ("S&P") and Duff & Phelps Inc. ("D&P"), Aa2 by Moody's Investors Service ("Moody's") and AA by Fitch Investors Service ("Fitch"). In addition, Wisconsin Electric currently has unsecured debt ratings of AA by S&P and D&P, Aa3 by Moody's and AA- by Fitch. Wisconsin Electric's preferred stock has ratings of AA- by S&P and Fitch, aa3 by Moody's and AA by D&P. Moody's has assigned a rating on Wisconsin Energy Capital Corporation's unsecured debt of A1 and S&P an AA. Wisconsin Energy Corporation's and Wisconsin Electric's commercial paper are rated A-1+ by S&P and P1 by Moody's. In March 1999, the Trust Preferred securities of WEC Capital Trust I were assigned preliminary ratings of a1 by Moody's and a+ by S&P.

At year-end 1998, Wisconsin Energy had $255 million of unused lines of bank credit and approximately $17 million of cash and cash equivalents, and Wisconsin Electric had $128 million of unused lines of bank credit and $14 million of cash and cash equivalents.


CAPITAL REQUIREMENTS

CONSTRUCTION EXPENDITURES: The Company's total construction budget for 1999 is approximately $889 million, including $350 million for Wisconsin Electric and $539 million for Wisconsin Energy's non-utility subsidiaries as well as for Edison Sault.

Wisconsin Electric's construction expenditures during 1999 include recurring additions to and/or improvements of generation, transmission and distribution facilities to assure the reliability of electric service; anticipated expenditures at fossil power plants to comply with evolving air quality standards; the acquisition of new combustion turbines; and technology-related expenditures for the Year 2000 and for other technology improvement efforts.

Of  Wisconsin  Energy's  $539 million capital budget  for  the  non-utility subsidiaries and for Edison Sault, $315 million is directly related to WISVEST Corporation's anticipated acquisition of certain generating assets discussed below. The remaining capital budget is primarily for property additions at Wisconsin Energy's principal non-utility subsidiaries including WISVEST Corporation, Minergy Corp., and WISPARK Corporation.

In October 1998, WISVEST Connecticut, LLC, a wholly owned subsidiary of WISVEST Corporation, entered into an agreement to purchase two fossil-fueled power plants for $272 million from The United Illuminating Company, an unaffiliated investor owned utility in New Haven, Connecticut. The acquisition is expected to close in the second quarter of 1999. To finance the purchase price of the facilities as well as provide working capital and letter of credit capabilities, Wisvest anticipates a nonrecourse long-term project financing arrangement of $245 million and a capital contribution from Wisconsin Energy of $105 million. For additional information concerning WISVEST Connecticut, LLC's pending acquisition, see "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements.

Due  to  changing  environmental  and other  regulations  that  impact  the
Company's utility affiliates, future long-term capital requirements may vary from recent capital requirements. For example, see "Environmental Matters" and "Industry Restructuring and Competition" above in "Factors Affecting Results of Operations" for a discussion of the EPA's evolving air quality standards applicable to utilities and for the changing utility industry, respectively. Wisconsin Electric currently expects to spend $350 million to $400 million for new construction in each of the next five years. Also, Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis and may make further investments and/or acquisitions from time to time in projects or entities that are expected to provide a satisfactory return on the investment. The specific form, amount and timing of these investments and the related financing of these opportunities have not yet been determined. As a result, the Company expects that its future long-term capital requirements may vary from historical levels.


CAPITAL RESOURCES

The Company expects internal sources of funds from operations after the payment of dividends to provide approximately 40% and 80% of Wisconsin Energy's and Wisconsin Electric's respective construction expenditures for 1999. The remaining cash requirements at Wisconsin Energy and Wisconsin Electric during 1999 are expected to be met through one or more of the following: short-term borrowings, the issuance of intermediate or long-term debt, the issuance of trust preferred securities, and proceeds from the sale of new issue common stock under Wisconsin Energy's stock plans. Wisconsin Electric is planning to issue up to $150 million of debentures during 1999. In March 1999, Wisconsin Energy filed a registration statement for the issuance of up to $300 million of trust preferred securities of which $200 million was issued in March 1999 in anticipation of funding Wisconsin Energy's capital contribution to WISVEST Connecticut,
LLC   for   the  pending   power   plant  acquisitions  from  The   United
Illuminating  Company and to pay down short-term borrowings.   A  secondary
offering of the balance may occur later in 1999. Also in March 1999, Wisconsin Energy Capital Corporation increased the availability of its medium-term note program from $200 million to $400 million. Beyond 1999, capital requirements will be met through internally generated funds supplemented, when required, by debt and equity financing, including Wisvest's nonrecourse long-term project financing arrangements described above. The specific form, amount and timing of securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions and other factors.

Between November 1, 1998 and December 31, 1998, Wisconsin Energy issued 334,270 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $10 million. Prior to November 1, 1998, Wisconsin Energy had been purchasing shares for its stock plans on the open market.


                            CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy or Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "possible", "potential", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors  affecting  utility  operations  such  as  unusual   weather
  conditions; catastrophic weather-related damage; availability of Wisconsin Electric's or Edison Sault's generating facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

* The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters.

* Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

* Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulation.

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

* Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's Public Utility Holding Company Law, which could limit the Company's diversification and growth opportunities or require the Company to divest of certain existing non-utility assets.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results of Operations - Market Risks" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning potential market risks to which Wisconsin Energy and Wisconsin Electric are exposed due to changes in interest rates, the return on marketable equity securities and the market price of electricity, fuel to generate electricity and gas to supply Wisconsin Electric's gas operations.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO 1998 FINANCIAL STATEMENTS

                                                      Page
WISCONSIN ENERGY CORPORATION                          ----

     Consolidated Income Statement.................
     Consolidated Statement of Cash Flows..........
     Consolidated Balance Sheet....................
     Consolidated Capitalization Statement.........
     Consolidated Common Stock Equity Statement....
     Notes to Financial Statements.................
     Report of Independent Accountants.............

WISCONSIN ELECTRIC POWER COMPANY

     Income Statement..............................
     Statement of Cash Flows.......................
     Balance Sheet.................................
     Capitalization Statement......................
     Common Stock Equity Statement.................
     Notes to Financial Statements.................
     Report of Independent Accountants.............


                           WISCONSIN ENERGY CORPORATION
                           CONSOLIDATED INCOME STATEMENT
                              Year Ended December 31
                                                 1998             1997              1996
                                                 ----             ----              ----
                                                          (Thousands of Dollars)
Operating Revenues
  Electric                                    $1,663,632       $1,412,115        $1,393,270
  Gas                                            295,848          355,172           364,875
  Steam                                           20,506           22,315            15,675
                                              ----------       ----------        ----------
       Total Operating Revenues                1,979,986        1,789,602         1,773,820

Operating Expenses
  Fuel  (Note H)                                 308,385          311,966           295,651
  Purchased power  (Note H)                      152,980          132,689            36,216
  Cost of gas sold                               175,475          233,877           234,254
  Other operation expenses                       479,618          407,114           391,520
  Maintenance                                    169,262          135,096           103,046
  Depreciation  (Note C)                         243,271          237,698           202,796
  Taxes other than income taxes                   79,512           73,914            77,866
  Federal income tax  (Note D)                    80,267           40,221           105,656
  State income tax  (Note D)                      18,605           10,558            24,976
  Deferred income taxes - net  (Note D)             (658)           7,937            (1,575)
  Investment tax credit - net  (Note D)           (3,434)            (927)           (2,430)
                                              ----------       ----------        ----------
       Total Operating Expenses                1,703,283        1,590,143         1,467,976

Operating Income                                 276,703          199,459           305,844

Other Income and Deductions
  Interest income                                 27,903           24,497            18,177
  Allowance for other funds used
    during construction  (Note E)                  2,936            3,349             3,036
  Merger expenses (Note B)                          (563)         (31,934)              -
  Miscellaneous - net (Note L)                      (240)         (47,507)           (2,468)
  Federal income tax  (Note D)                     3,357           23,773             1,939
  State income tax  (Note D)                        (743)           3,011              (642)
                                              ----------       ----------        ----------
       Total Other Income and Deductions          32,650          (24,811)           20,042

Income Before Interest Charges
  and Preferred Dividend                         309,353          174,648           325,886

Interest Charges
  Long-term debt                                 108,509          110,138           103,045
  Other interest                                  19,337            9,552             9,032
  Allowance for borrowed funds used
    during construction  (Note E)                 (7,828)          (6,961)           (5,529)
                                              ----------       ----------        ----------
       Total Interest Charges                    120,018          112,729           106,548

Preferred Dividend Requirement
  of Subsidiary                                    1,203            1,203             1,203
                                              ----------       ----------        ----------
Net Income                                    $  188,132       $   60,716        $  218,135
                                              ==========       ==========        ==========
Average Number of Shares of Common
  Stock Outstanding  (Thousands)                 114,315          112,570           110,983
                                              ==========       ==========        ==========
Earnings Per Share of Common Stock
  ($; Basic and Diluted)                            1.65             0.54              1.97
                                              ==========       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                         WISCONSIN ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year Ended December 31
                                                   1998             1997          1996
                                                   ----             ----          ----
                                                         (Thousands of Dollars)
Operating Activities
  Net income                                     $188,132        $ 60,716       $218,135
  Reconciliation to cash
     Depreciation                                 243,271         237,698        202,796
     Nuclear fuel expense - amortization           18,922           5,426         21,887
     Conservation expense - amortization           22,498          22,498         22,498
     Debt premium, discount &
       expense - amortization                       4,202           7,930          9,809
     Deferred income taxes - net                     (658)          7,937         (1,575)
     Investment tax credit - net                   (3,434)           (927)        (2,430)
     Allowance for other funds used
       during construction                         (2,936)         (3,349)        (3,036)
     Write-off of merger costs                        563          30,684            -
     Write-down of equipment                          -            30,000            -
     Change in - Accounts receivable              (39,559)          5,736         (1,324)
                 Inventories                         (562)        (12,788)       (30,703)
                 Accounts payable                  36,001             159         39,921
                 Other current assets              10,881           8,452        (15,190)
                 Other current liabilities        (11,572)         31,933            295
     Other                                         (5,798)        (39,143)         3,716
                                                 --------        --------       --------
Cash Provided by Operating Activities             459,951         392,962        464,799

Investing Activities
  Construction expenditures                      (398,982)       (345,908)      (389,194)
  Allowance for borrowed funds used
    during construction                            (7,828)         (6,961)        (5,529)
  Nuclear fuel                                    (10,183)         (6,352)       (26,053)
  Nuclear decommissioning trust                   (31,379)        (27,248)       (26,309)
  Other                                           (29,552)         25,531         15,666
                                                 --------        --------       --------
Cash Used in Investing Activities                (477,924)       (360,938)      (431,419)

Financing Activities
  Sale of -                                        10,275          29,586         23,180
                                                  313,610          47,000        238,809
  Retirement of -                                     -               -               (1)
                                                  (93,023)       (177,725)       (53,356)
  Change in short-term debt                       (38,496)        250,688        (87,654)
  Dividends on stock - Common                    (177,397)       (172,714)      (167,236)
                                                 --------        --------       --------
Cash Provided by (Used in) Financing Activities    14,969         (23,165)       (46,258)
                                                 --------        --------       --------
Change in Cash and Cash Equivalents              $ (3,004)       $  8,859       $(12,878)
                                                 ========        ========       ========
Supplemental Information
  Cash Paid For
     Interest (net of amount capitalized)        $133,244        $111,383       $ 94,964
     Income taxes                                 103,855          42,859        103,916

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEET
                               December 31

                                  ASSETS
                                                          1998             1997
                                                          ----             ----
                                                         (Thousands of Dollars)
Utility Plant
  Electric                                            $4,900,836       $4,690,347
  Gas                                                    523,187          492,271
  Steam                                                   62,832           61,921
  Common                                                 420,750          330,761
                                                      ----------       ----------
                                                       5,907,605        5,575,300
  Accumulated provision for depreciation              (3,007,735)      (2,700,839)
                                                      ----------       ----------
                                                       2,899,870        2,874,461
  Construction work in progress                          117,848           81,612
  Leased facilities - net (Note H)                       133,007          138,687
  Nuclear fuel - net  (Note H)                            87,660           90,219
                                                      ----------       ----------
       Net Utility Plant                               3,238,385        3,184,979

Other Property and Investments
  Nuclear decommissioning trust fund  (Note F)           518,505          404,240
  Non-utility property - net                             260,795          222,035
  Investments in unconsolidated subsidiaries             130,555           73,194
  Other                                                  146,616          125,888
                                                      ----------       ----------
       Total Other Property and Investments            1,056,471          825,357

Current Assets
  Cash and cash equivalents                               16,603           19,607
  Accounts receivable, net of allowance for
     doubtful accounts - $16,653 and $15,641             190,103          145,737
  Accrued utility revenues                               130,518          141,273
  Fossil fuel (at average cost)                          123,618          124,045
  Materials and supplies (at average cost)                75,434           73,159
  Prepayments                                             68,745           62,479
  Other                                                    3,098            7,017
                                                      ----------       ----------
       Total Current Assets                              608,119          573,317

Deferred Charges and Other Assets
  Accumulated deferred income taxes  (Note D)            199,372          172,546
  Deferred regulatory assets  (Note A)                   225,464          215,200
  Other                                                   33,946           66,285
                                                      ----------       ----------
       Total Deferred Charges and Other Assets           458,782          454,031
                                                      ----------       ----------
Total Assets                                          $5,361,757       $5,037,684
                                                      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                           WISCONSIN ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                   December 31

                          CAPITALIZATION AND LIABILITIES
                                                           1998               1997
                                                           ----               ----
                                                           (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                  $1,903,105         $1,862,932
  Preferred stock                                          30,450             30,450
  Long-term debt  (Note H)                              1,749,024          1,532,405
                                                       ----------         ----------
       Total Capitalization                             3,682,579          3,425,787

Current Liabilities
  Long-term debt due currently  (Note H)                  119,140             90,004
  Notes payable  (Note I)                                 286,859            319,953
  Accounts payable                                        187,452            148,588
  Payroll and vacation accrued                             29,578             25,392
  Taxes accrued - income and other                         38,177             41,495
  Interest accrued                                         20,755             20,334
  Other                                                    53,219             63,832
                                                       ----------         ----------
       Total Current Liabilities                          735,180            709,598

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes  (Note D)             570,750            525,666
  Accumulated deferred investment tax credits              84,216             86,871
  Deferred regulatory liabilities  (Note A)               159,078            173,688
  Other                                                   129,954            116,074
                                                       ----------         ----------
       Total Deferred Credits and Other Liabilities       943,998            902,299

Commitments and Contingencies  (Note L)                ----------         ----------

Total Capitalization and Liabilities                   $5,361,757         $5,037,684
                                                       ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                    WISCONSIN ENERGY CORPORATION
                                CONSOLIDATED CAPITALIZATION STATEMENT
                                             December 31
                                                                                     1998          1997
                                                                                     ----          ----
                                                                                  (Thousands of Dollars)
Common Stock Equity  (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 325,000,000 shares;
      outstanding - 115,607,389 and 112,865,844 shares                          $    1,156    $    1,129
        Other paid in capital                                                      759,195       729,654
  Retained earnings                                                              1,144,092     1,132,149
  Unearned compensation - restricted stock award                                    (1,338)          -
                                                                                ----------    ----------
        Total Common Stock Equity                                                1,903,105     1,862,932

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
      authorized 45,000 shares; outstanding - 44,498                                 4,450         4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
      outstanding - 3.60% Series - 260,000 shares                                   26,000        26,000
                                                                                ----------    ----------
        Total Preferred Stock  (Note G)                                             30,450        30,450

Long-Term Debt
  First mortgage bonds
        Wisconsin Electric Power Company -     5-1/8% to 7-1/4% due 1998-2004      231,000       291,000
                                               6.85% to 7-3/4% due 2016-2023       209,000       209,000
                                               7.05% to 9-1/8% due 2024-2027       363,443       363,443
        Edison Sault Electric Company -        7.90% to 10.31% due 2001-2009         6,170           -

  Debentures  (unsecured)
        Wisconsin Electric Power Company -     6-1/2% to 9.47% due 2006-2095       480,600       331,300

  Notes  (secured)
        Northern Tree Service, Inc. -          Variable rate due 2003                   36           -
        Wispark Corporation -                  Variable rate due 2000-2008          15,463           -
                                               7.40% due 2003                        2,469           -
        Wisvest Corporation -                  6.36% effective rate due 2006         8,758         9,853

  Notes  (unsecured)
        Wisconsin Electric Power Company -     Variable rate due 2006-2030         165,350       165,350
                                               6.36% effective rate due 2006         9,642        10,847
        Edison Sault Electric Company -        6.55% to 8.00% due 1999-2007          6,756           -
                                               Variable rate due 1999                2,750           -
        Wisconsin Energy Capital Corporation - 5.80% to 6.85% due 1998-2005         74,600        81,600
                                               6.21% to 6.94% due 2008-2028        125,400           -
        WMF Corp. -                            9.1% due 2001                         1,880         2,400

  Obligations under capital leases - Wisconsin Electric Power Company              189,980       182,450
  Unamortized discount - net                                                       (25,133)      (24,834)
  Long-term debt due currently                                                    (119,140)      (90,004)
                                                                                ----------    ----------
              Total Long-Term Debt  (Note H)                                     1,749,024     1,532,405
                                                                                ----------    ----------
Total Capitalization                                                            $3,682,579    $3,425,787
                                                                                ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                       WISCONSIN ENERGY CORPORATION
                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT
                                                  Common Stock
                                                  ------------
                                                          $.01 Par   Other Paid    Retained    Unearned
                                               Shares      Value     In Capital    Earnings  Compensation    Total
                                               ------     --------   ----------    --------  ------------    -----
                                                                           (Thousands of Dollars)
Balance - December 31, 1995                  110,819,337     $1,108     $676,909    $1,193,248  $   -      $1,871,265

  Net income                                                                           218,135                218,135
  Common stock cash dividends
     $1.5075 per share                                                                (167,236)              (167,236)
  Sale of common stock                           859,458          9       23,171                               23,180
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1996                  111,678,795      1,117      700,080     1,244,147      -       1,945,344

  Net income                                                                            60,716                 60,716
  Common stock cash dividends
     $1.535 per share                                                                 (172,714)              (172,714)
  Sale of common stock                         1,187,049         12       29,574                               29,586
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1997                  112,865,844      1,129      729,654     1,132,149      -       1,862,932

  Common stock cash dividends
     $1.555 per share                                                                 (177,397)              (177,397)
  Sale of common stock                           334,270          3       10,292           (20)                10,275
  Acquisition of ESELCO, Inc. (Note B)         2,407,275         24       19,249         1,228                 20,501
  Restricted stock award                                                                          (1,338)      (1,338)
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1998                  115,607,389     $1,156     $759,195    $1,144,092  $ (1,338)  $1,903,105
                                             ===========     ======     ========    ==========  ========   ==========

The accompanying notes are an integral part of these financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (cont'd)


                       WISCONSIN ENERGY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: The consolidated financial statements include the accounts of Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company"); its utility subsidiaries, Wisconsin Electric Power Company ("Wisconsin Electric") and Edison Sault Electric Company ("Edison Sault"); and its non-utility subsidiaries, WISPARK Corporation; WISVEST Corporation; Wisconsin Energy Capital Corporation, formerly Wisconsin Michigan Investment Corporation; Minergy Corp.; WEC International, Inc.; WITECH Corporation; Northern Tree Service, Inc; Badger Service Company; and other non-utility companies.

The accounting records of the Company's utility subsidiaries are maintained as prescribed by the Federal Energy Regulatory Commission. Wisconsin Electric's accounting records are modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

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

In 1998, Wisconsin Electric began classifying certain utility plant as common. Common plant is allocated to electric, gas and steam utility plant in rate proceedings. All periods presented have been reclassified for comparative purposes.

REGULATORY MATTERS: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of
Regulation, the utility subsidiaries capitalize, as regulatory assets, incurred costs which are expected to be recovered in future utility rates. The utility subsidiaries also record, as regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future.

The following deferred regulatory assets and liabilities are reflected in the Consolidated Balance Sheet at December 31.


                                                    1998           1997
                                                    ----           ----
                                                  (Thousands of Dollars)
Deferred Regulatory Assets
   Deferred income taxes                         $160,941       $151,157
   Department of Energy assessments                24,841         28,575
   Deferred nuclear costs                          15,324         17,681
   Purchase power commitment                       13,379          5,050
   Other                                           10,979         12,737
                                                 --------       --------
Total Deferred Regulatory Assets                 $225,464       $215,200
                                                 ========       ========
Deferred Regulatory Liabilities
   Deferred income taxes                         $142,483       $148,292
   Tax and interest refunds                         8,667         13,943
   Other                                            7,928         11,453
                                                 --------       --------
Total Deferred Regulatory Liabilities            $159,078       $173,688
                                                 ========       ========


Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1998, there were $46.4 million of conservation investments on the Consolidated Balance Sheet in other property and investments which will be amortized on a straight line basis to income over the next two years, as well as $69.5 million of conservation investments as of December 31, 1997.

STATEMENT OF CASH FLOWS: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity. During 1997, Wisconsin Electric recorded a $140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H). During 1998, Wisconsin Energy recorded a $19.3 million non-cash acquisition of ESELCO, Inc. accounted for as a pooling of interests (see Note B).

RESTRICTIONS: Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Energy's utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric is prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will affect its operations.

NEW PRONOUNCEMENTS: On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective January 1, 2000 for Wisconsin Energy. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or in other comprehensive income depending upon how the derivative is designated. Based upon the current limited use of derivative instruments at Wisconsin Energy, the adoption of FAS 133 would not have a significant effect on its results of operations or financial position.

In 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 98-10, Accounting for Energy Trading and Risk Management Activities. EITF 98-10 requires entities engaged in energy trading activities to adopt mark to market accounting for fiscal years beginning after December 15, 1998. The Company elected early adoption for Griffin Energy Marketing L.L.C. ("Griffin"), a subsidiary of WISVEST Corporation, and the impact was not material. Griffin began marketing energy related services and limited trading of electricity in January 1998.


B - MERGERS

NORTHERN STATES POWER COMPANY: On May 16, 1997, the Boards of Directors of Wisconsin Energy and Northern States Power Company, a Minnesota corporation, agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy and Northern States Power Company to form Primergy Corporation. As a result, Wisconsin Energy recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger.

ESELCO, INC.: On May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO"), parent company of Edison Sault, in a tax-free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represents ESELCO's consolidated net income during the first five months of 1998. Wisconsin Energy is operating Edison Sault as a separate utility subsidiary.


C - DEPRECIATION

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the state regulatory commissions and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.4% in 1998, 4.5% in 1997 and 4.1% in 1996. Nuclear plant decommissioning is accrued as depreciation expense (see Note F). For contributions in aid of construction remaining on the Consolidated Balance Sheet that were collected prior to 1991, Wisconsin Electric had been amortizing approximately $3 million per year as a credit to depreciation expense. In its 1998 Rate Order, the PSCW authorized Wisconsin Electric to amortize the remaining $45.7 million balance of pre-1991 contributions in aid of construction at December 31, 1997 on a straight line basis over the 1998-1999 biennial period. As a result, credits to depreciation expense for pre-1991 contributions were $22.9 million in 1998, $3.5 million in 1997 and $3.4 million in 1996.


D - INCOME TAXES

The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.


                                                1998      1997       1996
                                                ----      ----       ----
                                                  (Thousands of Dollars)

Current tax expense                         $  96,258   $23,995   $129,335

Deferred income taxes - net                      (658)    7,937     (1,575)
Investment tax credit - net                    (3,434)     (927)    (2,430)
                                            ---------   -------   --------
    Total Tax Expense                       $  92,166   $31,005   $125,330
                                            =========   =======   ========
Income Before Income Taxes
   and Preferred Dividend                   $ 281,501   $92,924   $344,668
                                            =========   =======   ========

Expected tax at federal statutory rate      $  98,525   $32,523   $120,634
State income tax net of federal tax benefit    13,550     6,176     17,671
Flowback of prior contributions in aid         (8,039)   (1,157)    (1,157)
     of construction
Investment tax credit restored                 (4,729)   (4,487)    (4,509)
Low-income housing credits                     (2,846)   (2,831)    (2,930)
Other (no item over 5% of expected tax)        (4,295)      781     (4,379)
                                            ---------   -------   --------
   Total Tax Expense                        $  92,166   $31,005   $125,330
                                            =========   =======   ========


Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109 at December 31.


                                                  1998        1997
                                                  ----        ----
                                              (Thousands of Dollars)
Deferred Income Tax Assets
     Decommissioning trust                      $ 48,812   $ 43,405
     Construction advances                        55,696     49,202
     Other                                        94,864     79,939
                                                --------   --------
Total Deferred Income Tax Assets                $199,372   $172,546
                                                ========   ========
Deferred Income Tax Liabilities
     Property related                           $553,393   $514,792
     Other                                        17,357     10,874
                                                --------   --------
Total Deferred Income Tax Liabilities           $570,750   $525,666
                                                ========   ========


Wisconsin Electric and Edison Sault have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).


E - ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. On the Consolidated Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, Wisconsin Electric's AFUDC was capitalized during the following periods on 50% of construction work in progress at the following rates:

*    June 1, 1998  December 31, 1998           10.21%
*    February 18, 1997  May 31, 1998           10.29%
*    January 1, 1996  February 17, 1997        10.17%


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT: Wisconsin Electric owns and operates two approximately 500 megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. During 1998, 1997 and
1996, Point Beach provided 18%, 6% and 24%, respectively, of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the PSCW authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the PSCW authorized a five-year recovery in the electric retail jurisdiction in the State of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 1998, $15 million of deferred costs remain on the Consolidated Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

NUCLEAR INSURANCE: The Price-Anderson Act as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.8 billion, of which $200 million is covered by liability insurance purchased from private sources, and $9.6 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997. However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, Wisconsin Electric would be assessed up to a maximum of approximately
$3.1 million per reactor.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion (subject to a $1 million deductible for each loss) at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $10.1 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage (in excess of 23 weeks) at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $5.1 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING: Wisconsin Electric expects to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1998 dollars is $489 million based upon a site specific decommissioning cost study completed in 1998. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.8 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units following an external sinking fund method. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value.


                                               1998      1997     1996
                                               ----      ----     ----
                                               (Thousands of Dollars)

Decommissioning costs                        $ 15,461  $ 11,402  $15,418
Earnings                                       15,918    15,846   10,891
                                             --------  --------  -------
  Depreciation Expense                       $ 31,379  $ 27,248  $26,309
                                             ========  ========  =======

Total costs accrued to date                  $320,356  $288,977
Unrealized gain                               198,149   115,263
                                             --------  --------
  Accumulated Provision for Depreciation     $518,505  $404,240
                                             ========  ========


DECONTAMINATION AND DECOMMISSIONING FUND: The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1998, Wisconsin Electric has recorded its remaining estimated liability equal to the projected special assessments of $21.4 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next nine years. In Wisconsin Electric's 1998 Rate Order, the PSCW approved recovery over the 1998-1999 biennial period of D&D Fund costs disallowed in 1997.


G - PREFERRED STOCK

Preferred stock authorized but unissued is: Wisconsin Energy, $.01 par value, 15,000,000 shares and Wisconsin Electric, cumulative, $25 par value, 5,000,000 shares.

The 3.60% series preferred stock is redeemable in whole or in part at the option of Wisconsin Electric at $101 per share plus any accrued dividends.

The fair value of Wisconsin Electric's preferred stock was $20.2 million and $17.8 million at December 31, 1998 and 1997, respectively.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES: The maturities and sinking fund requirements through 2003 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1998 are shown below.


                   (Thousands of Dollars)

       1999               $98,809
       2000                40,022
       2001                25,031
       2002                17,173
       2003                16,220


Sinking fund requirements for the years 1999 through 2003, included in the table above, are $27.6 million. Substantially all utility plant is subject to the mortgage of the respective subsidiary.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with state regulatory commission orders, when acquired for early retirement.

In October 1997, Wisconsin Energy Capital Corporation issued $15 million of 6.40% medium-term notes due 2001 and $12 million of 6.33% medium-term notes due 2002. In November 1997, Wisconsin Energy Capital Corporation issued $20 million of 6.22% medium-term notes due 2000. Proceeds were added to Wisconsin Energy Capital Corporation's general funds and were used to finance various non-utility projects and for other general corporate purposes.

In April 1998, Wisconsin Energy Capital Corporation issued $25 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to Wisconsin Energy Capital Corporation's general funds and were used to finance non-utility projects and for other general corporate purposes.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

In December 1998, Wisconsin Energy Capital Corporation issued $20 million of 6.21% medium-term notes due 2008, $30 million of 6.51% medium-term notes due 2013, and $50 million of 6.94% medium-term notes due 2028. Proceeds of the issues were added to Wisconsin Energy Capital Corporation's general funds and were used to finance non-utility projects and for other general corporate purposes.

During 1998, WISPARK Corporation secured $18 million of bank financing in the form of adjustable rate mortgage notes due 2000-2008 to finance the construction or purchase of various facilities.

Following is Wisconsin Energy's long-term debt outstanding at December 31.

                                                                                 1998          1997
                                                                                 ----          ----
                                                                               (Thousands of Dollars)
First Mortgage Bonds
  Wisconsin Electric Power Company -       5-1/8% Series due 1998           $      -       $   60,000
                                           6-1/2% Series due 1999               40,000         40,000
                                           6-5/8% Series due 1999               51,000         51,000
                                           7-1/4% Series due 2004              140,000        140,000
                                           7-1/8% Series due 2016              100,000        100,000
                                           6.85% Series due 2021                 9,000          9,000
                                           7-3/4% Series due 2023              100,000        100,000
                                           7.05% Series due 2024                60,000         60,000
                                           9-1/8% Series due 2024                3,443          3,443
                                           8-3/8% Series due 2026              100,000        100,000
                                           7.70% Series due 2027               200,000        200,000
  Edison Sault Electric Company -          10.31% Series D due 2001                900            -
                                           7.90% Series H due 2002               1,200            -
                                           10-1/4% Series G due 2009             4,070            -

Debentures (unsecured)
  Wisconsin Electric Power Company -       6-5/8% due 2006                     200,000        200,000
                                           9.47% due 2006                        5,600          6,300
                                           8-1/4% due 2022                      25,000         25,000
                                           6-1/2% due 2028                     150,000            -
                                           6-7/8% due 2095                     100,000        100,000

Notes (secured)
  Northern Tree Service, Inc. -            Variable rate due 2003                   36            -
  Wispark Corporation -                    Variable rate due 2000                7,886            -
                                           Variable rate due 2001                4,070            -
                                           Variable rate due 2008                3,507            -
                                           7.4% due 2003                         2,469            -
  Wisvest Corporation -                    6.36% effective rate due 2006         8,758          9,853

Notes (unsecured)
  Wisconsin Electric Power Company -       Variable rate due 2006                1,000          1,000
                                           Variable rate due 2015               17,350         17,350
                                           Variable rate due 2016               67,000         67,000
                                           Variable rate due 2030               80,000         80,000
                                           6.36% effective rate due 2006         9,642         10,847
  Edison Sault Electric Company -          6.55%-8.00% due 1999-2007             6,756            -
                                           Variable rate due 1999                2,750            -
  Wisconsin Energy Capital Corporation -   5.8% due 1998                           -            7,000
                                           6.49% due 2000                        7,000          7,000
                                           6.22% due 2000                       20,000         20,000
                                           6.40% due 2001                       15,000         15,000
                                           6.33% due 2002                       12,000         12,000
                                           6.66% due 2003                       10,600         10,600
                                           6.85% due 2005                       10,000         10,000
                                           6.48% due 2008                       25,400            -
                                           6.21% due 2008                       20,000            -
                                           6.51% due 2013                       30,000            -
                                           6.94% due 2028                       50,000            -
  WMF Corp. -                              9.1% due 2001                         1,880          2,400

Obligations under capital leases -                                             189,980        182,450
Wisconsin Electric Power Company
Unamortized discount - net                                                     (25,133)       (24,834)
Long-term debt due currently                                                  (119,140)       (90,004)

                                                                            ----------     ----------
Total Long-Term Debt                                                        $1,749,024     $1,532,405
                                                                            ==========     ==========

Following is additional information concerning the variable rate notes outstanding and their corresponding interest rates at December 31, 1998.


                                      Variable Rate     Interest Rate
                                          Notes
                                      -------------     -------------
                                         (Thousands of Dollars)

Northern Tree Service, Inc.         $    36  Due 2003         7.75%
Wispark Corporation                   7,886  Due 2000         6.89%
                                      4,070  Due 2001         6.84%
                                      3,507  Due 2008         7.60%
Wisconsin Electric Power Company     67,000  Due 2016         4.10%
                                     98,350  Due 2006-2030    3.95%
Edison Sault Electric Company         2,750  Due 1999         7.75%


OBLIGATIONS UNDER CAPITAL LEASE: Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.1 million, $0.9 million and $2.3 million during 1998, 1997 and 1996, respectively.

To meet a portion of its electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer, LSP-Whitewater Limited Partnership ("LS Power"). The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of LS Power's facility in September 1997, imputed interest costs on the purchase power obligation were
$22.9 million and $6.5 million during 1998 and 1997, respectively, and total amortization costs of the leased facilities were $5.7 million and
$1.6 million during 1998 and 1997, respectively.  The long-term power purchase
contract is treated as an operating lease for rate-making purposes.   As  a
result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each is
reduced  over  the  remaining  life of the  contract.   The  minimum  lease
payments  are  classified as purchased power expense  on  the  Consolidated
Income  Statement.   Interest  expense on the  purchase  power  obligation,
included in purchased power expense, was $20.3 million and $5.6 million during 1998 and 1997, respectively.

Provided below is a summary of Wisconsin Electric's nuclear fuel and leased facilities at December 31.


                                                   1998         1997
                                                   ----         ----
                                                (Thousands of Dollars)
Nuclear Fuel
   Under capital lease                          $100,809      $ 95,464
   Accumulated provision for amortization        (62,888)      (59,783)
   In process/stock                               49,739        54,538
                                                --------      --------
Total Nuclear Fuel                              $ 87,660      $ 90,219
                                                ========      ========
Leased Facilities
   Long-term purchase power commitment          $140,312      $140,312
   Accumulated provision for amortization         (7,305)       (1,625)
                                                --------      --------
Total Leased Facilities                         $133,007      $138,687
                                                ========      ========


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1998 are as follows:


                                                        Purchase
                                            Nuclear      Power
                                           Fuel Lease  Commitment   Total
                                           ----------  ----------   -----
                                                (Thousands of Dollars)

   1999                                      $21,678   $ 24,123   $ 45,801
   2000                                       13,841     25,031     38,872
   2001                                        7,433     25,968     33,401
   2002                                        3,664     26,961     30,625
   2003                                        1,071     27,954     29,025
Later Years                                      -      560,191    560,191
                                             -------   --------   --------
Total Minimum Lease Payments                  47,687    690,228    737,915
Less:  Estimated Executory Costs                 -     (139,956)  (139,956)
                                             -------   --------   --------
Net Minimum Lease Payments                    47,687    550,272    597,959
Less:  Interest                               (4,093)  (403,886)  (407,979)
                                             -------   --------   --------
Present Value of Net Minimum Lease Payments   43,594    146,386    189,980
Less:  Due Currently                         (19,549)       -      (19,549)
                                             -------   --------   --------
                                             $24,045   $146,386   $170,431
                                             =======   ========   ========


FAIR VALUE: The carrying amount of Wisconsin Energy's long-term debt outstanding (excluding obligations under capital lease) was $1,703 million and $1,465 million at December 31, 1998 and 1997, respectively, with a fair value of $1,789 million and $1,504 million, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for Wisconsin Energy's notes.

I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:


                              1998                  1997
                              ----                  ----
                                   Interest             Interest
                        Balance      Rate    Balance      Rate
                        -------      ----    -------      ----
                              (Thousands of Dollars)

Banks                  $ 51,503     5.42%   $127,815     6.40%
Commercial paper        235,356     5.35%    192,138     5.84%
                       --------             --------
                       $286,859             $319,953
                       ========             ========


Unused lines of credit for short-term borrowing amounted to $383 million at December 31, 1998 of which $378 million supports commercial paper. In support of various informal lines of credit from banks, Wisconsin Energy's subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - BENEFITS

The Company provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows. Also disclosed below is the aggregate funded status of those pension and other postretirement benefit plans with accumulated net benefit obligations in excess of plan assets.

                                                                      Other Postretirement
                                                Pension Benefits            Benefits
                                              --------------------    --------------------
                                               1998         1997         1998        1997
                                               ----         ----         ----        ----
                                                          (Thousands of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1             $649,256     $601,213    $ 148,181   $142,783
    Service cost                                12,503        9,216        2,660      1,911
    Interest cost                               46,831       45,613       11,751     10,343
    Plan participants' contributions               -            -          5,908      4,903
    Plan amendments                                -          1,379        3,737     (4,828)
    Actuarial loss                              52,508       35,985       22,333      6,359
    Acquisition                                 13,676          -          1,862        -
    Benefits paid                              (45,674)     (44,150)     (15,665)   (13,290)
                                              --------     --------    ---------   --------
  Benefit Obligation at December 31           $729,100     $649,256    $ 180,767   $148,181
                                              --------     --------    ---------   --------
Change in Plan Assets
  Fair Value at January 1                     $761,881     $687,482    $  59,841   $ 49,424
    Actual return on plan assets               104,658      114,294        8,515     10,555
    Employer contributions                       7,551        4,255       10,252      8,249
    Plan participants' contributions               -            -          5,908      4,903
    Acquisition                                 11,243          -            -          -
    Benefits paid                              (45,674)     (44,150)     (15,603)   (13,290)
                                              --------     --------    ---------   --------
  Fair Value at December 31                   $839,659     $761,881    $  68,913   $ 59,841
                                              --------     --------    ---------   --------
Funded Status of Plans
  Funded status at December 31                $110,559     $112,625    $(111,854)  $(88,340)
  Unrecognized
    Net actuarial (gain) loss                 (117,185)    (123,094)       4,673    (14,458)
    Prior service cost                          31,646       34,344        2,582       (938)
    Net transition obligation (asset)          (27,220)     (31,009)      64,918     68,825
                                              --------     --------    ---------   --------
  Net Accrued Benefit Cost                    $ (2,200)    $ (7,134)   $ (39,681)  $(34,911)
                                              ========     ========    =========   ========
Funded Status of Plans with Net
Benefit Obligations at December 31
    Fair value of plan assets                 $ 11,168     $    -      $  68,444   $ 59,394
    Less:  Benefit obligation                  (14,664)         -       (180,494)  (147,919)
                                              --------     --------    ---------   --------
  Net Benefit Obligation                      $ (3,496)    $    -      $(112,050)  $(88,525)
                                              ========     ========    =========   ========

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                         Other Postretirement
                                            Pension Benefits                   Benefits
                                        ------------------------       -------------------------
                                        1998      1997      1996       1998      1997       1996
                                        ----      ----      ----       ----      ----       ----
                                                          (Thousands of Dollars)
Net Periodic Benefit Cost
  Service cost                        $12,503   $ 9,216   $ 9,912    $ 2,660    $ 1,911   $ 2,436
  Interest cost                        46,831    45,613    41,454     11,751     10,343    10,456
  Expected return on plan assets      (57,384)  (51,592)  (48,494)    (5,008)    (4,085)   (3,708)
  Amortization of
    Transition obligation (asset)      (3,798)   (3,802)   (3,802)     4,615      4,586     4,887
    Prior service cost                  3,090     3,061     1,755        217       (100)     (100)
    Actuarial loss (gain)                   7       -         -         (270)      (235)     (272)
                                      -------   -------   -------    -------    -------   -------
Net Periodic Benefit Cost             $ 1,249   $ 2,496   $   825    $13,965    $12,420   $13,699
                                      =======   =======   =======    =======    =======   =======
Weighted-Average Assumptions
at December 31 (%)
  Discount rate                          6.75      7.25      7.75       6.75       7.25      7.75
  Expected return on plan assets         9.0       9.0       9.0        9.0        9.0       9.0
  Rate of compensation increase        3.0 to   4.75 to   4.75 to     3.0 to    4.75 to   4.75 to
                                         5.0       5.0       5.0        5.0        5.0       5.0

PENSION PLANS: Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

OTHER POSTRETIREMENT BENEFIT PLANS: The Company uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits for employees of Wisconsin Electric and the non-utility affiliates. The majority of the trusts' assets are mutual funds.

The assumed health care cost trend rate at December 31, 1998 was 6.0% for those under age 65 and 6.8% for those over age 65, decreasing gradually to 5.0% in 2004 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                 1% Increase   1% Decrease
                                                 -----------   -----------
                                                  (Thousands of Dollars)
Effect on
  Postretirement benefit obligation                 $17,275     ($15,163)
  Total of service and interest cost components       1,664       (1,444)


OMNIBUS STOCK INCENTIVE PLAN: The Omnibus Stock Incentive Plan ("OSIP"), as approved by stockholders in 1993 and amended by the Board of Directors in 1998, enables the Company to provide a long-term incentive, through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees. The OSIP provides for the granting of stock options, stock appreciation rights, stock awards and performance units during the ten year term of the plan. Awards may be paid in common stock, cash or a combination thereof. No stock appreciation rights have been granted to date. Four million shares of common stock have been reserved under the OSIP.

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date. The following is a summary of stock options issued through December 31, 1998 under the Omnibus Stock Incentive Plan.

                                       1998                    1997                     1996
                                       ----                    ----                     ----
                                          Weighted                 Weighted                Weighted
                                 Number     Average       Number      Average      Number     Average
                                   of      Exercise         of       Exercise        of      Exercise
                                 Options     Price        Options      Price       Options     Price
                                 -------    -------       -------    -------       -------    -------
Outstanding at January 1         530,200    $27.999       523,900    $28.038      335,500    $28.832
     Granted                     331,500    $29.372        40,000    $27.653      210,900    $26.813
     Exercised                    (3,000)   $27.375           -          -            -          -
     Forfeited                      -           -         (33,700)   $28.085      (22,500)   $28.400
                                 -------                 --------                 -------
Outstanding at December 31       858,700    $28.531       530,200    $27.999      523,900    $28.038
                                 =======                  =======                 =======

As of December 31, 1998, the 858,700 options outstanding under the OSIP are exercisable at per share prices of between $26.813 and $30.875 with a weighted average remaining contractual life of 8.0 years. Under "cliff vesting" terms, 527,200 of these options are exercisable four years after the grant date, while 307,500 of these options vest on a straight-line "graded" basis over a four-year period from the grant date and 24,000 of these options vest on a straight-line "graded" basis over a three-year period from the grant date. All outstanding options have an exercise period of ten years from the grant date.

The earliest year in which any of the options could be exercised was 1997. As of December 31, 1998, the 120,500 of exercisable options outstanding under the OSIP are exercisable at per share prices of between $26.813 and $27.375 with a weighted average remaining contractual life of 5.5 years.

Each  stock option granted prior to 1998 under the Omnibus Stock  Incentive
Plan includes performance units based upon contingent dividends for four years from the date of grant. Payment of these dividends depends on the achievement of certain performance goals. No performance units have been earned to date.

Wisconsin Energy has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and continues to apply the intrinsic value method of accounting for awards under the OSIP as required by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). If Wisconsin Energy had adopted the optional FAS 123 accounting method, the effect on net income and earnings per share for 1998, 1997 and 1996 would have been immaterial.

During 1998 and 1997, the Company granted to certain key employees the following restricted shares of common stock under the OSIP at the following weighted-average fair market values on the grant date.


                                     1998                    1997
                                     ----                    ----
                                         Weighted                Weighted
                               Number    Average       Number    Average
                                 of       Market         of       Market
                               Shares     Price        Shares     Price
                               -----------------       -----------------

Outstanding at January 1        6,000                     -
  Granted                      49,750    $28.644        6,000    $28.814
                               ------                   -----
Outstanding at December 31     55,750                   6,000
                               ======                   =====


Recipients of the restricted shares have the right to vote the shares and to receive restricted dividends and are not required to provide consideration to the Company other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, the market value of the restricted stock awards on the date of grant is recorded as a separate unearned compensation component of common stock equity and is then charged to expense over the vesting period of the awards. Adjustments are also made to expense for achievement of performance goals. Restricted stock compensation charged to expense during 1998 and 1997 was immaterial.


K - SEGMENT REPORTING

Wisconsin Energy, a holding company with subsidiaries in utility and non-utility businesses, has organized its operating segments according to how its principal subsidiary, Wisconsin Electric, is currently regulated. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Energy's reportable operating segments include electric, gas and steam utility segments.

The  electric  utility  segment derives its revenues from  the  generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility segment derives its revenues from the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western, and northern Wisconsin. The steam utility segment derives its revenues from the production, distribution and sale of steam to space heating and processing customers in the Milwaukee area.

The lines of business for Wisconsin Energy's non-utilities include real estate investment and development, venture capital investments in Wisconsin and investments in recycling technology and energy related entities. See Note L for information concerning a pending energy related acquisition by WISVEST Corporation.

The following summarizes the reportable operating segments of Wisconsin Energy for the years ended December 31.

                                            Reportable Operating Segments (a)
                                       Electric       Gas       Steam       Total
                                       --------       ---       -----       -----
                                                 (Thousands of Dollars)
1998
   External revenues                  $1,663,512   $293,250    $20,506   $1,977,268
   Intersegment revenues (b)                 120      2,598        -          2,718
                                      ----------   --------    -------   ----------
     Total Operating Revenues         $1,663,632   $295,848    $20,506   $1,979,986
                                      ==========   ========    =======   ==========

   Depreciation                       $  217,368   $ 23,272    $ 2,631   $  243,271
   Operating Income Taxes                 93,392      1,055        333       94,780
   Operating Income (c)                  254,589     19,180      2,934      276,703
   Segment Assets (d)                  4,151,647    421,951     48,358    4,621,956
   Construction Expenditures             290,968     43,447      1,600      336,015

1997
   External revenues                  $1,411,962   $349,971    $22,315   $1,784,248
   Intersegment revenues (b)                 153      5,201        -          5,354
                                      ----------   --------    -------   ----------
     Total Operating Revenues         $1,412,115   $355,172    $22,315   $1,789,602
                                      ==========   ========    =======   ==========

   Depreciation                       $  213,785   $ 21,421    $ 2,492   $  237,698
   Operating Income Taxes                 48,442      7,973      1,374       57,789
   Operating Income (c)                  170,117     25,122      4,220      199,459
   Segment Assets (d)                  3,900,889    392,865     45,131    4,338,885
   Construction Expenditures             236,384     22,977      1,006      260,367

1996
   External revenues                  $1,393,057   $361,101    $15,675   $1,769,833
   Intersegment revenues (b)                 213      3,774        -          3,987
                                      ----------   --------    -------   ----------
     Total Operating Revenues         $1,393,270   $364,875    $15,675   $1,773,820
                                      ==========   ========    =======   ==========

   Depreciation                       $  183,159   $ 18,246    $ 1,391   $  202,796
   Operating Income Taxes                110,752     14,516      1,359      126,627
   Operating Income (c)                  269,068     33,204      3,572      305,844
   Segment Assets (d)                  3,646,997    400,582     46,499    4,094,078
   Construction Expenditures             272,838     22,851     21,651      317,340

(a) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note A).

(b) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the PSCW.

(c) Interest income and expense are not recorded to the segments to determine segment operating income.

(d) Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is as follows:


                                       1998         1997         1996
                                       ----         ----         ----
                                          (Thousands of Dollars)
Assets
   Reportable segments              $4,621,956   $4,338,885   $4,094,078
   Non-utility
      Real estate activities           247,972      211,359      200,603
      Other (a)                        272,283      154,822       89,358
   Other - corporate (b)               219,546      332,618      426,799
                                    ----------   ----------   ----------
Total Assets                        $5,361,757   $5,037,684   $4,810,838
                                    ==========   ==========   ==========
Construction Expenditures
   Reportable segments              $  336,015   $  260,367   $  317,340
   Non-utility                          62,967       85,541       71,854
                                    ----------   ----------   ----------
Total Construction Expenditures     $  398,982   $  345,908   $  389,194
                                    ==========   ==========   ==========
Other Information
   Non-utility Net Income (c)
      Real estate activities        $    8,377   $    6,966   $    8,820
      Other (a)                         (1,607)      (8,979)        (455)

(a) Primarily venture capital, recycling technology and energy related activities.

(b) Primarily other property and investments, materials and supplies and deferred charges.

(c)  Excludes merger expenses and holding company net income.


L - COMMITMENTS AND CONTINGENCIES

KIMBERLY  COGENERATION  EQUIPMENT:   In  conjunction  with  a  proposal  to
construct   a  cogeneration  facility  in  Kimberly,  Wisconsin,  Wisconsin
Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Wisconsin Electric carried the Equipment at a cost of approximately $66.3 million, entertaining numerous proposals and projects for which the Equipment could be used. During 1997, Wisconsin Electric continued to review its options for use or sale of the
Equipment.   In  the  fourth quarter of 1997, WISVEST Corporation,  a  non-
utility subsidiary of Wisconsin Energy, entered into the final phase of negotiations for a joint independent power project involving the Equipment. Under the provisions of Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow
projection  for  the Equipment based upon this proposal.   As  measured  by
expected  gross  cash  flows  to be earned under  this  project,  Wisconsin
Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Miscellaneous - Net Other Income and Deductions line of the Consolidated Income Statement. During the second quarter of 1998, WISVEST Corporation purchased the Equipment from Wisconsin Electric and contributed it to a joint independent power project, the Androscoggin Cogeneration Center.

MANUFACTURED GAS PLANT SITES: Wisconsin Electric continues a voluntary program to investigate the remediation of eleven former manufactured gas plant sites. Wisconsin Electric currently estimates that future costs for detailed site investigation and remediation will be $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation.

Of the eleven sites, Wisconsin Electric has begun remediation activities at the former manufactured gas plant site in the City of Burlington, Wisconsin. Wisconsin Electric also expects to begin remediation in 1999 at sites in Fort Atkinson and Kenosha, Wisconsin. Wisconsin Electric's expected remediation of these sites is anticipated to be accomplished at an aggregate cost of between $6 million and $11 million.

In Wisconsin Electric's February 13, 1997 Rate Order, the PSCW amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.

FUTURE PLANT ADDITIONS: In October 1998, WISVEST Connecticut, LLC, a wholly owned subsidiary of WISVEST Corporation, entered into an agreement to purchase two fossil-fueled power plants for $272 million from The United Illuminating Company, an unaffiliated investor owned utility in New Haven, Connecticut. Pursuant to the agreement, WISVEST Connecticut, L.L.C. is purchasing the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the 466-megawatt New Haven Harbor Station. The Bridgeport Harbor Station, located in Bridgeport Connecticut, is comprised of one active oil-fired unit, one oil and coal-fired unit and one jet-fueled unit. The New Haven Harbor Station, located in New Haven, Connecticut, has one oil and gas-fired generating unit.. The sale, expected to close in the second quarter of 1999, is contingent upon certain regulatory approvals. WISVEST Corporation anticipates financing the acquisition through long-term, nonrecourse project financing arrangements and through an equity contribution from Wisconsin Energy.



                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
     Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
January 27, 1999


                      WISCONSIN ELECTRIC POWER COMPANY
                             INCOME STATEMENT
                         Year Ended December 31
                                            1998          1997         1996
                                            ----          ----         ----
                                                (Thousands of Dollars)
Operating Revenues
  Electric                               $1,641,403    $1,412,115   $1,393,270
  Gas                                       295,848       355,172      364,875
  Steam                                      20,506        22,315       15,675
                                         ----------    ----------   ----------
       Total Operating Revenues           1,957,757     1,789,602    1,773,820

Operating Expenses
  Fuel (Note H)                             308,374       311,966      295,651
  Purchased power  (Note H)                 141,619       132,689       36,216
  Cost of gas sold                          175,475       233,877      234,254
  Other operation expenses                  476,279       407,114      391,520
  Maintenance                               168,120       135,096      103,046
  Depreciation (Note C)                     241,572       237,698      202,796
  Taxes other than income taxes              78,652        73,914       77,866
  Federal income tax (Note D)                79,198        40,221      105,656
  State income tax (Note D)                  18,605        10,558       24,976
  Deferred income taxes - net (Note D)         (438)        7,937       (1,575)
  Investment tax credit - net (Note D)       (3,395)         (927)      (2,430)
                                         ----------    ----------   ----------
       Total Operating Expenses           1,684,061     1,590,143    1,467,976

Operating Income                            273,696       199,459      305,844

Other Income and Deductions
  Interest income                            21,651        17,974       13,553
  Allowance for other funds used
    during construction (Note E)              2,936         3,349        3,036
  Merger expenses (Note B)                      -         (21,881)         -
  Miscellaneous - net (Note L)                 (684)      (37,531)      (3,642)
  Federal income tax (Note D)                (2,124)       19,687         (631)
  State income tax (Note D)                    (605)        3,090         (570)
                                         ----------    ----------   ----------
       Total Other Income
         and Deductions                      21,174       (15,312)      11,746

Income Before Interest Charges              294,870       184,147      317,590

Interest Charges
  Long-term debt                            100,420       106,573      100,133
  Other interest                             11,756         8,730        7,821
  Allowance for borrowed funds used
    during construction (Note E)             (1,480)       (1,771)      (1,679)
                                          ---------     ---------    ---------
       Total Interest Charges               110,696       113,532      106,275
                                          ---------     ---------    ---------
Net Income                                  184,174        70,615      211,315

Preferred Stock Dividend Requirement          1,203         1,203        1,203
                                          ---------     ---------    ---------
Earnings Available for Common
  Stockholder                            $  182,971    $   69,412   $  210,112
                                         ==========    ==========   ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric Power Company's common stock is owned by Wisconsin
       Energy Corporation.

The accompanying notes are an integral part of these financial statements.

                                  WISCONSIN ELECTRIC POWER COMPANY
                                       STATEMENT OF CASH FLOWS
                                        Year Ended December 31
                                                  1998           1997            1996
                                                  ----           ----            ----
                                                       (Thousands of Dollars)
Operating Activities
  Net income                                    $184,174       $ 70,615        $211,315
  Reconciliation to cash
     Depreciation                                241,572        237,698         202,796
     Nuclear fuel expense - amortization          18,922          5,426          21,887
     Conservation expense - amortization          22,498         22,498          22,498
     Debt premium, discount &
       expense - amortization                      3,794          7,561           9,762
     Deferred income taxes - net                    (438)         7,937          (1,575)
     Investment tax credit - net                  (3,395)          (927)         (2,430)
     Allowance for other funds used
       during construction                        (2,936)        (3,349)         (3,036)
     Write-off of merger costs                       -           21,881             -
     Write-down of equipment                         -           30,000             -
     Change in - Accounts receivable             (26,537)           145           4,220
                 Inventories                        (811)       (12,788)        (30,703)
                 Accounts payable                 26,706         (3,097)         38,779
                 Other current assets             14,224         10,782         (14,297)
                 Other current liabilities       (14,268)        29,074          (2,780)
                 Other                            26,868        (52,759)          4,874
                                                 -------       --------         -------
Cash Provided by Operating Activities            490,373        370,697         461,310

Investing Activities
  Construction expenditures                     (328,482)      (260,649)       (319,832)
  Allowance for borrowed funds used
    during construction                           (1,480)        (1,771)         (1,679)
  Nuclear fuel                                   (10,183)        (6,352)        (26,053)
  Nuclear decommissioning trust                  (31,379)       (27,248)        (26,309)
  Other                                           (1,873)        22,359          (7,892)
                                                --------       --------         -------
Cash Used in Investing Activities               (373,397)      (273,661)       (381,765)

Financing Activities
  Retirement of preferred stock                      -              -                (1)
  Sale of long-term debt                         169,434            -           230,094
  Retirement of long-term debt                   (78,779)      (171,155)        (52,921)
  Change in short-term debt                      (23,344)       197,243        (105,304)
  Stockholder capital contribution                  -           100,000            -
  Dividends on - Common stock                   (179,001)      (213,692)       (167,889)
                 Preferred stock                  (1,203)        (1,203)         (1,203)
                                                --------       --------         -------
Cash Used in Financing Activities               (112,893)       (88,807)        (97,224)
                                                --------       --------        --------
Change in Cash and Cash Equivalents             $  4,083       $  8,229        $(17,679)
                                                ========       ========        ========
Supplemental Information
  Cash Paid For
    Interest (net of amount capitalized)        $125,344       $112,682        $ 94,845
    Income taxes                                 106,550         45,210         107,682

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                                BALANCE SHEET
                                 December 31

                                   ASSETS
                                                           1998               1997
                                                           ----               ----
                                                           (Thousands of Dollars)
Utility Plant
  Electric                                             $4,820,239        $4,690,347
  Gas                                                     523,187           492,271
  Steam                                                    62,832            61,921
  Common                                                  420,750           330,761
                                                       ----------        ----------
                                                        5,827,008         5,575,300
  Accumulated provision for depreciation               (2,973,007)       (2,700,839)
                                                       ----------        ----------
                                                        2,854,001         2,874,461
  Construction work in progress                           109,412            81,612
  Leased facilities - net (Note H)                        133,007           138,687
  Nuclear fuel - net (Note H)                              87,660            90,219
                                                       ----------        ----------
       Net Utility Plant                                3,184,080         3,184,979

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)             518,505           404,240
  Other                                                    60,123            84,223
                                                       ----------        ----------
       Total Other Property and Investments               578,628           488,463

Current Assets
  Cash and cash equivalents                                14,183            10,100
  Accounts receivable, net of allowance for
    doubtful accounts - $16,621 and $15,641               166,648           140,111
  Accrued utility revenues                                129,463           141,273
  Fossil fuel (at average cost)                           123,616           124,045
  Materials and supplies (at average cost)                 74,399            73,159
  Prepayments                                              59,046            56,192
  Other                                                       767             6,035
                                                       ----------        ----------
       Total Current Assets                               568,122           550,915

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)              190,114           169,306
  Deferred regulatory assets (Note A)                     222,951           215,200
  Other                                                    25,047            58,977
                                                       ----------        ----------
       Total Deferred Charges and Other Assets            438,112           443,483
                                                       ----------        ----------
Total Assets                                           $4,768,942        $4,667,840
                                                       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                                BALANCE SHEET
                                 December 31

                        CAPITALIZATION AND LIABILITIES
                                                             1998            1997
                                                             ----            ----
                                                           (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                     $1,698,478     $1,694,508
  Preferred stock                                             30,450         30,450
  Long-term debt (Note H)                                  1,512,531      1,448,558
                                                          ----------     ----------
       Total Capitalization                                3,241,459      3,173,516

Current Liabilities
  Long-term debt due currently (Note H)                      112,454         81,389
  Notes payable (Note I)                                     219,289        242,633
  Accounts payable                                           169,503        142,797
  Payroll and vacation accrued                                29,569         25,392
  Taxes accrued - income and other                            31,475         38,475
  Interest accrued                                            19,864         20,012
  Other                                                       46,574         57,871
                                                          ----------     ----------
       Total Current Liabilities                             628,728        608,569

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)                 559,574        521,429
  Accumulated deferred investment tax credits                 83,476         86,871
  Deferred regulatory liabilities (Note A)                   157,951        173,688
  Other                                                       97,754        103,767
                                                          ----------     ----------
       Total Deferred Credits and Other Liabilities          898,755        885,755

Commitments and Contingencies (Note L)
                                                          ----------     ----------
Total Capitalization and Liabilities                      $4,768,942     $4,667,840
                                                          ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                CAPITALIZATION STATEMENT
                                      December 31
                                                                                 1998           1997
                                                                                 ----           ----
                                                                               (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $  332,893    $  332,893
  Other paid in capital                                                         380,689       380,689
  Retained earnings                                                             984,896       980,926
                                                                             ----------    ----------
       Total Common Stock Equity                                              1,698,478     1,694,508

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized
    45,000 shares; outstanding - 44,498 shares                                    4,450         4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                  26,000        26,000
                                                                             ----------    ----------
       Total Preferred Stock (Note G)                                            30,450        30,450

Long-Term Debt
  First mortgage bonds -  5-1/8% to 7-1/4% due 1998-2004                        231,000       291,000
                          6.85% to 7-3/4% due 2016-2023                         209,000       209,000
                          6.85% to 7-3/4% due 2016-2023                         363,443       363,443

Debentures (unsecured) -  6-1/2% to 9.47% due 2006-2095                         480,600       331,300

  Notes (unsecured) -     Variable rate due 2006-2030                           165,350       165,350
                          6.36% effective rate due 2006                           9,642        10,847

  Obligations under capital leases                                              189,980       182,450
  Unamortized discount - net                                                    (24,030)      (23,443)
  Long-term debt due currently                                                 (112,454)      (81,389)
                                                                             ----------    ----------
         Total Long-Term Debt (Note H)                                        1,512,531     1,448,558
                                                                             ----------    ----------
Total Capitalization                                                         $3,241,459    $3,173,516
                                                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.

                             WISCONSIN ELECTRIC POWER COMPANY
                              COMMON STOCK EQUITY STATEMENT
                                         Common Stock
                                     -------------------
                                                 $10 Par    Other Paid    Retained
                                     Shares       Value     In Capital    Earnings        Total
                                     ------      -------    ----------    --------        -----
                                                            (Thousands of Dollars)
Balance - December 31, 1995        33,289,327    $332,893     $280,689    $1,082,983   $1,696,565

 Net income                                                                  211,315      211,315
 Cash dividends
  Common stock                                                              (167,889)    (167,889)
  Preferred stock                                                             (1,203)      (1,203)
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1996        33,289,327     332,893      280,689     1,125,206    1,738,788

 Net income                                                                   70,615       70,615
 Cash dividends
  Common stock                                                              (213,692)    (213,692)
  Preferred stock                                                             (1,203)      (1,203)
 Stockholder capital contribution                              100,000                    100,000
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1997        33,289,327     332,893      380,689       980,926    1,694,508

 Net income                                                                  184,174      184,174
 Cash dividends
  Common stock                                                              (179,001)    (179,001)
  Preferred stock                                                             (1,203)      (1,203)
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1998        33,289,327    $332,893     $380,689    $  984,896   $1,698,478
                                   ==========    ========     ========    ==========   ==========

The accompanying notes are an integral part of these financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (cont'd)


                     WISCONSIN ELECTRIC POWER COMPANY
                       NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: The accounting records of Wisconsin Electric Power Company ("Wisconsin Electric") are maintained as prescribed by the Federal Energy Regulatory Commission, modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

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

In 1998, Wisconsin Electric began classifying certain utility plant as common. Common plant is allocated to electric, gas and steam utility plant in rate proceedings. All periods presented have been reclassified for comparative purposes.

REGULATORY MATTERS: Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, Wisconsin Electric capitalizes, as regulatory assets, incurred costs which are expected to be recovered in future utility rates. Wisconsin Electric also records, as regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future.

The following deferred regulatory assets and liabilities are reflected in the Balance Sheet at December 31.


                                                   1998              1997
                                                   ----              ----
                                                   (Thousands of Dollars)
Deferred Regulatory Assets
   Deferred income taxes                        $160,752          $151,157
   Department of Energy assessments               24,841            28,575
   Deferred nuclear costs                         15,324            17,681
   Purchase power commitment                      13,379             5,050
   Other                                           8,655            12,737
                                                --------          --------
Total Deferred Regulatory Assets                $222,951          $215,200
                                                ========          ========
Deferred Regulatory Liabilities
   Deferred income taxes                        $141,356          $148,292
   Tax and interest refunds                        8,667            13,943
   Other                                           7,928            11,453
                                                --------          --------
Total Deferred Regulatory Liabilities           $157,951          $173,688
                                                ========          ========


Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1998, there were $46.4 million of conservation investments on the Balance Sheet in other property and investments which will be amortized on a straight line basis to income over the next two years as well as $69.5 million of conservation investments as of December 31, 1997.

STATEMENT OF CASH FLOWS: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity. During 1997, Wisconsin Electric recorded a $140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H).

NEW PRONOUNCEMENTS: On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective January 1, 2000 for Wisconsin Electric. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income depending upon how the derivative is designated. Based upon the current limited use of derivative instruments at Wisconsin Electric, the adoption of FAS 133 would not have a significant effect on its results of operations or financial position.


B - MERGERS

NORTHERN STATES POWER COMPANY: On May 16, 1997, the Boards of Directors of Wisconsin Energy and Northern States Power Company, a Minnesota corporation, agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy, parent company of Wisconsin Electric, and Northern States Power Company to form Primergy Corporation. Primergy Corporation would have become the parent company of Wisconsin Electric under the proposed business combination. As a result, Wisconsin Energy recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to Wisconsin Electric.


C - DEPRECIATION

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.4% in 1998, 4.5% in 1997 and 4.1% in 1996. Nuclear plant decommissioning is accrued as depreciation expense (see Note F). For contributions in aid of construction remaining on the Balance Sheet that were collected prior to 1991, Wisconsin Electric had been amortizing approximately $3 million per year as a credit to depreciation expense. In its 1998 Rate Order, the PSCW authorized Wisconsin Electric to amortize the remaining $45.7 million balance of pre-1991 contributions in aid of construction at December 31, 1997 on a straight line basis over the 1998-1999 biennial period. As a result, credits to depreciation expense for pre-1991 contributions were $22.9 million in 1998, $3.5 million in 1997 and $3.4 million in 1996.


D - INCOME TAXES

Wisconsin Electric follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.


                                             1998        1997        1996
                                             ----        ----        ----
                                                (Thousands of Dollars)

Current tax expense                       $100,532    $ 28,002    $131,833
Deferred income taxes - net                   (438)      7,937      (1,575)
Investment tax credit - net                 (3,395)       (927)     (2,430)
                                          --------    --------    --------
     Total Tax Expense                    $ 96,699    $ 35,012    $127,828
                                          ========    ========    ========
Income Before Income Taxes
     and Preferred Dividend               $280,873    $105,627    $339,143
                                          ========    ========    ========

Expected tax at federal statutory rate    $ 98,306    $ 36,969    $118,700
State income tax net of federal
   tax benefit                              13,461       6,125      17,624
Flowback of prior contributions
   in aid of construction                   (8,039)     (1,157)     (1,157)
Investment tax credit restored              (4,690)     (4,487)     (4,509)
Other (no item over 5% of expected tax)     (2,339)     (2,438)     (2,830)
                                          --------    --------    --------
     Total Tax Expense                    $ 96,699    $ 35,012    $127,828
                                          ========    ========    ========


Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in Wisconsin Electric's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109 at December 31.


                                                  1998              1997
                                                  ----              ----
                                                  (Thousands of Dollars)
Deferred Income Tax Assets
     Decommissioning trust                      $ 48,812          $ 43,405
     Construction advances                        54,820            49,202
     Other                                        86,482            76,699
                                                --------          --------
Total Deferred Income Tax Assets                $190,114          $169,306
                                                ========          ========
Deferred Income Tax Liabilities
     Property related                           $542,898          $510,621
     Other                                        16,676            10,808
                                                --------          --------
Total Deferred Income Tax Liabilities           $559,574          $521,429
                                                ========          ========


Wisconsin Electric has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).


E - ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, AFUDC was capitalized during the following periods on 50% of construction work in progress at the following rates:

*    June 1, 1998  December 31, 1998           10.21%
*    February 18, 1997  May 31, 1998           10.29%
*    January 1, 1996  February 17, 1997        10.17%


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT: Wisconsin Electric owns and operates two approximately 500 megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. During 1998, 1997 and
1996, Point Beach provided 18%, 6% and 24%, respectively, of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the PSCW authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the PSCW authorized a five year recovery in the electric retail jurisdiction in the State of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 1998, $15 million of deferred costs remain on the Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

NUCLEAR INSURANCE: The Price-Anderson Act as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.8 billion, of which $200 million is covered by liability insurance purchased from private sources, and $9.6 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997. However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, Wisconsin Electric would be assessed up to a maximum of approximately $3.1 million per reactor.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion (subject to a $1 million deductible for each loss) at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $10.1 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage (in excess of 23 weeks) at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $5.1 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING: Wisconsin Electric expects to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1998 dollars is $489 million based upon a site specific decommissioning cost study completed in 1998. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.8 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units following an external sinking fund method. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value.


                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of Dollars)

Decommissioning costs                        $ 15,461   $ 11,402    $15,418
Earnings                                       15,918     15,846     10,891
                                             --------   --------    -------
   Depreciation Expense                      $ 31,379   $ 27,248    $26,309
                                             ========   ========    =======

Total costs accrued to date                  $320,356   $288,977
Unrealized gain                               198,149    115,263
                                             --------   --------
   Accumulated Provision for Depreciation    $518,505   $404,240
                                             ========   ========


DECONTAMINATION AND DECOMMISSIONING FUND: The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1998, Wisconsin Electric has recorded its remaining estimated liability equal to the projected special assessments of $21.4 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next nine years. In the 1998 Rate Order, the PSCW approved recovery over the 1998-1999 biennial period of D&D Fund costs disallowed in 1997.


G - PREFERRED STOCK

Serial preferred stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends, no dividends or other distributions may be paid on Wisconsin Electric's common stock.

The 3.60% series preferred stock is redeemable in whole or in part at the option of Wisconsin Electric at $101 per share plus any accrued dividends.

The fair value of Wisconsin Electric's preferred stock was $20.2 million and $17.8 million at December 31, 1998 and 1997, respectively.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES: The maturities and sinking fund requirements through 2003 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1998 are shown below.


                            (Thousands of Dollars)

          1999                      $92,905
          2000                        1,905
          2001                        1,905
          2002                        1,905
          2003                        1,905


Sinking fund requirements for the years 1999 through 2003, included in the table above, are $9.5 million. Substantially all utility plant is subject to the mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

Following   is   Wisconsin  Electric's  long-term   debt   outstanding   at
December 31.


                                                  1998           1997
                                                  ----           ----
                                                (Thousands of Dollars)
First Mortgage Bonds
  5-1/8% Series due 1998                       $     -       $   60,000
  6-1/2% Series due 1999                          40,000         40,000
  6-5/8% Series due 1999                          51,000         51,000
  7-1/4% Series due 2004                         140,000        140,000
  7-1/8% Series due 2016                         100,000        100,000
  6.85% Series due 2021                            9,000          9,000
  7-3/4% Series due 2023                         100,000        100,000
  7.05% Series due 2024                           60,000         60,000
  9-1/8% Series due 2024                           3,443          3,443
  8-3/8% Series due 2026                         100,000        100,000
  7.70% Series due 2027                          200,000        200,000

Debentures (unsecured)
  6-5/8% due 2006                                200,000        200,000
  9.47% due 2006                                   5,600          6,300
  8-1/4% due 2022                                 25,000         25,000
  6-1/2% due 2028                                150,000            -
  6-7/8% due 2095                                100,000        100,000

Notes (unsecured)
  Variable rate due 2006                           1,000          1,000
  Variable rate due 2015                          17,350         17,350
  Variable rate due 2016                          67,000         67,000
  Variable rate due 2030                          80,000         80,000
  6.36% effective rate due 2006
                                                   9,642         10,847

  Obligations under capital leases               189,980        182,450
  Unamortized discount - net                     (24,030)       (23,443)
  Long-term debt due currently                  (112,454)       (81,389)
                                              ----------     ----------
Total Long-Term Debt                          $1,512,531     $1,448,558
                                              ==========     ==========


At December 31, 1998, the interest rate for the $67 million variable rate note due 2016 was 4.10% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 3.95%.

OBLIGATIONS UNDER CAPITAL LEASE: Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.1 million, $0.9 million and $2.3 million during 1998, 1997 and 1996, respectively.

To meet a portion of its electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer, LSP-Whitewater Limited Partnership ("LS Power"). The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of LS Power's facility in September 1997, imputed interest costs on the purchase power obligation were
$22.9  million  and  $6.5 million during 1998 and 1997,  respectively,  and total amortization costs of the leased facilities were $5.7 million and $1.6 million during 1998 and 1997, respectively. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $20.3 million and $5.6 million during 1998 and 1997, respectively.

Provided below is a summary of Wisconsin Electric's nuclear fuel and leased facilities at December 31.


                                                     1998           1997
                                                     ----           ----
                                                   (Thousands of Dollars)
Nuclear Fuel
   Under capital lease                            $100,809        $ 95,464
   Accumulated provision for amortization          (62,888)        (59,783)
   In process/stock                                 49,739          54,538
                                                  --------        --------
Total Nuclear Fuel                                $ 87,660        $ 90,219
                                                  ========        ========
Leased Facilities
   Long-term purchase power commitment            $140,312        $140,312
   Accumulated provision for amortization           (7,305)         (1,625)
                                                  --------        --------
Total Leased Facilities                           $133,007        $138,687
                                                  ========        ========


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1998 are as follows:


                                                   Purchase
                                     Nuclear         Power
                                   Fuel Lease     Commitment        Total
                                   ----------     ----------        -----
                                            (Thousands of Dollars)

   1999                             $ 21,678       $ 24,123       $ 45,801
   2000                               13,841         25,031         38,872
   2001                                7,433         25,968         33,401
   2002                                3,664         26,961         30,625
   2003                                1,071         27,954         29,025
Later Years                              -          560,191        560,191
                                    --------       --------       --------
Total Minimum Lease Payments          47,687        690,228        737,915
Less:  Estimated Executory Costs         -         (139,956)      (139,956)
                                    --------       --------       --------
Net Minimum Lease Payments            47,687        550,272        597,959
Less:  Interest                       (4,093)      (403,886)      (407,979)
                                    --------       --------       --------
Present Value of Net Minimum
        Lease Payments                43,594        146,386        189,980
Less:  Due Currently                 (19,549)           -          (19,549)
                                    --------       --------       --------
                                    $ 24,045       $146,386       $170,431
                                    ========       ========       ========


FAIR VALUE: The carrying amount of Wisconsin Electric's long-term debt outstanding (excluding obligations under capital lease) was $1,459 million and $1,371 million at December 31, 1998 and 1997, respectively, with a fair value of $1,544 million and $1,411 million, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for Wisconsin Electric's unsecured notes.


I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:


                                 1998                 1997
                                 ----                 ----
                                    Interest            Interest
                           Balance      Rate   Balance      Rate
                           -------      ----   -------      ----
                                  (Thousands of Dollars)

Banks                     $ 50,495     5.42%  $ 50,495     5.89%
Commercial paper            68,794     5.32%   192,138     5.84%
                          --------            --------
                          $219,289            $242,633
                          ========            ========


Unused lines of credit for short-term borrowing amounted to $128 million at December 31, 1998, all of which supports commercial paper. In support of various informal lines of credit from banks, Wisconsin Electric has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - BENEFITS

Wisconsin Electric provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows. Also disclosed below is the aggregate funded status of those pension and other postretirement benefit plans with accumulated net benefit obligations in excess of plan assets.

                                                                  Other Postretirement
                                            Pension Benefits            Benefits
                                            ----------------      --------------------
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
                                                    (Thousands of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1          $649,256    $601,213   $ 148,181   $ 142,783
    Service cost                             12,408       9,216       2,654       1,911
    Interest cost                            46,261      45,613      11,676      10,343
    Plan participants' contributions            -           -         5,908       4,903
    Plan amendments                             -         1,379       3,737      (4,828)
    Actuarial loss                           51,512      35,985      22,283       6,359
    Benefits paid                           (45,001)    (44,150)    (15,603)    (13,290)
                                           --------    --------   ---------   ---------
  Benefit Obligation at December 31        $714,436    $649,256   $ 178,836   $ 148,181

Change in Plan Assets
  Fair Value at January 1                  $761,881    $687,482   $  59,841      49,424
    Actual return on plan assets            104,264     114,294       8,515      10,555
    Employer contributions                    7,347       4,255      10,252       8,249
    Plan participants' contributions            -           -         5,908       4,903
    Benefits paid                           (45,001)    (44,150)    (15,603)    (13,290)
                                           --------    --------   ---------   ---------
  Fair Value at December 31                $828,491    $761,881   $  68,913   $  59,841
                                           --------    --------   ---------   ---------
Funded Status of Plans
  Funded status at December 31             $114,055    $112,625   $(109,923)  $ (88,340)
  Unrecognized
    Net actuarial (gain) loss              (119,025)   (123,094)      4,587     (14,458)
    Prior service cost                       31,284      34,344       2,582        (938)
    Net transition obligation (asset)       (27,207)    (31,009)     64,239      68,825
                                           --------    --------   ---------   ---------
  Net Accrued Benefit Cost                 $   (893)   $ (7,134)  $ (38,515)  $ (34,911)
                                           ========    ========   =========   =========
Funded Status of Plans with Net
 Benefit Obligations at December 31
    Fair value of plan assets              $    -      $   -      $  68,444   $  59,394
    Less:  Benefit obligation                   -          -       (178,563)   (147,919)
                                           --------     -------   ---------   ---------
  Net Benefit Obligation                   $    -      $   -      $(110,119)  $ (88,525)
                                           ========    ========   =========   =========

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                          Other Postretirement
                                             Pension Benefits                  Benefits
                                         ------------------------      ------------------------
                                         1998      1997      1996      1998      1997      1996
                                         ----      ----      ----      ----      ----      ----
                                                          (Thousand of Dollars)
Net Periodic Benefit Cost
  Service cost                          $12,408   $ 9,216   $ 9,912   $ 2,654   $ 1,911   $ 2,436
  Interest cost                          46,261    45,613    41,454    11,677    10,343    10,456
  Expected return on plan assets        (56,822)  (51,592)  (48,494)   (5,008)   (4,085)   (3,708)
  Amortization of
    Transition obligation (asset)        (3,801)   (3,802)   (3,802)    4,586     4,586     4,887
    Prior service cost                    3,061     3,061     1,755       217      (100)     (100)
    Actuarial loss (gain)                   -         -         -        (270)     (235)     (272)
                                        -------   -------   -------   -------   -------   -------
Net Periodic Benefit Cost               $ 1,107   $ 2,496   $   825   $13,856   $12,420   $13,699
                                        =======   =======   =======   =======   =======   =======
Weighted-Average Assumptions
at December 31 (%)
  Discount rate                            6.75      7.25      7.75      6.75      7.25      7.75
  Expected return on plan assets           9.0       9.0       9.0       9.0       9.0       9.0
  Rate of compensation increase         4.75 to   4.75 to   4.75 to   4.75 to   4.75 to   4.75 to
                                           5.0       5.0       5.0       5.0       5.0       5.0

PENSION PLANS: Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of Wisconsin Electric, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

OTHER  POSTRETIREMENT BENEFIT PLANS:   Wisconsin Electric  uses  Employees'
Benefit Trusts to fund a major portion of other postretirement benefits for its employees. The majority of the trusts' assets are mutual funds.

The assumed health care cost trend rate at December 31, 1998 was 6.0% for those under age 65 and 6.8% for those over age 65, decreasing gradually to 5.0% in 2004 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1%          1%
                                                      Increase    Decrease
                                                      --------    --------
                                                     (Thousands of Dollars)
Effect on
  Postretirement benefit obligation                    $17,058    ($14,957)
  Total of service and interest cost components          1,650      (1,430)


K - SEGMENT REPORTING

Wisconsin  Electric,  a  public  utility  incorporated  in  the  State   of
Wisconsin,  has organized its operating segments according  to  how  it  is currently regulated. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

The  electric  utility  segment derives its revenues from  the  generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility segment derives its revenues from the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western, and northern Wisconsin. The steam utility segment derives its revenues from the production, distribution and sale of steam to space heating and processing customers in the Milwaukee area.

The following summarizes the reportable operating segments of Wisconsin Electric for the years ended December 31.

                                          Reportable Operating Segments (a)
                                    Electric      Gas        Steam       Total
                                    --------      ---        -----       -----
                                              (Thousands of Dollars)
1998
   External revenues              $1,641,283    $293,250     $20,506  $1,955,039
   Intersegment revenues (b)             120       2,598         -         2,718
                                  ----------    --------     -------  ----------
Total Operating Revenues          $1,641,403    $295,848     $20,506  $1,957,757
                                  ==========    ========     =======  ==========

   Depreciation                   $  215,669    $ 23,272     $ 2,631  $  241,572
   Operating Income Taxes             92,582       1,055         333      93,970
   Operating Income (c)              251,582      19,180       2,934     273,696
   Segment Assets (d)              4,087,413     421,951      48,358   4,557,722
   Construction Expenditures         283,367      43,447       1,600     328,414

1997
   External revenues              $1,411,962    $349,971     $22,315  $1,784,248
   Intersegment revenues (b)             153       5,201         -         5,354
                                  ----------    --------     -------  ----------
Total Operating Revenues          $1,412,115    $355,172     $22,315  $1,789,602
                                  ==========    ========     =======  ==========

   Depreciation                   $  213,785    $ 21,421     $ 2,492  $  237,698
   Operating Income Taxes             48,442       7,973       1,374      57,789
   Operating Income (c)              170,117      25,122       4,220     199,459
   Segment Assets (d)              3,900,889     392,865      45,131   4,338,885
   Construction Expenditures         236,384      22,977       1,006     260,367

1996
   External revenues              $1,393,057    $361,101     $15,675  $1,769,833
   Intersegment revenues (b)             213       3,774         -         3,987
                                  ----------    --------     -------  ----------
Total Operating Revenues          $1,393,270    $364,875     $15,675  $1,773,820
                                  ==========    ========     =======  ==========

   Depreciation                   $  183,159    $ 18,246     $ 1,391  $  202,796
   Operating Income Taxes            110,752      14,516       1,359     126,627
   Operating Income (c)              269,068      33,204       3,572     305,844
   Segment Assets (d)              3,646,997     400,582      46,499   4,094,078
   Construction Expenditures         272,838      22,851      21,651     317,340

(a) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note A).

(b) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the PSCW.

(c) Interest income and expense are not recorded to the segments to determine segment operating income.

(d) Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is as follows:


                                       1998        1997        1996
                                       ----        ----        ----
                                          (Thousands of Dollars)
Assets
   Reportable segments             $4,557,722  $4,338,885  $4,094,078
   Non-utility                          4,769       5,308       9,199
   Other - corporate (a)              206,451     323,647     403,883
                                   ----------  ----------  ----------
Total Assets                       $4,768,942  $4,667,840  $4,507,160
                                   ==========  ==========  ==========
Construction Expenditures
   Reportable segments             $  328,414  $  260,367  $  317,340
   Non-utility                             68         282       2,492
                                   ----------  ----------  ----------
Total Construction Expenditures    $  328,482  $  260,649  $  319,832
                                   ==========  ==========  ==========

(a) Primarily other property and investments, materials and supplies and deferred charges.



L - COMMITMENTS AND CONTINGENCIES

KIMBERLY  COGENERATION  EQUIPMENT:   In  conjunction  with  a  proposal  to
construct   a  cogeneration  facility  in  Kimberly,  Wisconsin,  Wisconsin
Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Wisconsin Electric carried the Equipment at a cost of approximately $66.3 million, entertaining numerous proposals and projects for which the Equipment could be used. During 1997, Wisconsin Electric continued to review its options for use or sale of the
Equipment.   In  the  fourth quarter of 1997, WISVEST Corporation,  a  non-
utility subsidiary of Wisconsin Energy, entered into the final phase of negotiations for a joint independent power project involving the Equipment. Under the provisions of Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow
projection  for  the Equipment based upon this proposal.   As  measured  by
expected  gross  cash  flows  to be earned under  this  project,  Wisconsin
Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Miscellaneous - Net Other Income and Deductions line of the Income Statement. During the second quarter of 1998, WISVEST Corporation purchased the Equipment from Wisconsin Electric.

MANUFACTURED GAS PLANT SITES: Wisconsin Electric continues a voluntary program to investigate the remediation of eleven former manufactured gas plant sites. Wisconsin Electric currently estimates that future costs for detailed site investigation and remediation will be $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation.

Of the eleven sites, Wisconsin Electric has begun remediation activities at the former manufactured gas plant site in the City of Burlington, Wisconsin. Wisconsin Electric also expects to begin remediation in 1999 at sites in Fort Atkinson and Kenosha, Wisconsin. Wisconsin Electric's expected remediation of these sites is anticipated to be accomplished at an aggregate cost of between $6 million and $11 million.

In Wisconsin Electric's February 13, 1997 Rate Order, the PSCW amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.


M - TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. Wisconsin Electric received stockholder capital contributions from Wisconsin Energy of $100 million in 1997.




                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
   Stockholder of Wisconsin Electric Power Company

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
January 27, 1999



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None for Wisconsin Energy nor for Wisconsin Electric.



                                 PART III
                                 --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WISCONSIN  ENERGY:    The  information  under  "Proposal  1:   Election  of
Directors  -  Terms  Expiring in Year 2002" and "Section  16(a)  Beneficial
Ownership Reporting Compliance" in Wisconsin Energy's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 2, 1999 (the "1999 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

WISCONSIN ELECTRIC:   The information under "Election  of  Directors"  and
"Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Electric's definitive Information Statement for its Annual Meeting of Stockholders to be held May 26, 1999 (the "1999 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.   EXECUTIVE COMPENSATION

WISCONSIN ENERGY:    The  information  under  "Corporate   Governance   -
Compensation   of   the   Board   of   Directors",   "Executive   Officers'
Compensation," "Severance Policy" and "Retirement Plans" in the 1999 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC:    The  information under  "Compensation,"  "Severance
Policy" and "Retirement Plans" in the 1999 Annual Meeting Information Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WISCONSIN ENERGY:   The security ownership information under  "WEC  Common
Stock Ownership" in the 1999 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC:   All of Wisconsin Electric's Common  Stock  (100%  of
such class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock ownership of Directors, Nominees and Executive Officers" in the 1999 Annual Meeting Information Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for Wisconsin Energy nor for Wisconsin Electric.



                               PART IV
                               -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

    WISCONSIN ENERGY CORPORATION

     Consolidated Income Statement for the three years ended December 31, 1998. Consolidated Statement of Cash Flows for the three years ended
         December 31, 1998.
     Consolidated Balance Sheet at December 31, 1998 and 1997.
     Consolidated Capitalization Statement at December 31, 1998 and 1997. Consolidated Common Stock Equity statement for the three years ended
         December 31, 1998.
     Notes to Financial Statements.
     Report of Independent Accountants.

    WISCONSIN ELECTRIC POWER COMPANY

     Income Statement for the three years ended December 31, 1998. Statement of Cash Flows for the three years ended December 31, 1998. Balance Sheet at December 31, 1998 and 1997.
     Capitalization Statement at December 31, 1998 and 1997.
     Common Stock Equity Statement for the three years ended
         December 31, 1998.
     Notes to Financial Statements.
     Report of Independent Accountants.

   2.   FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

    WISCONSIN ENERGY CORPORATION

     Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 1998. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Wisconsin Energy or Wisconsin Electric during the quarter ended December 31, 1998.




                       WISCONSIN ENERGY CORPORATION

                             INCOME STATEMENT
                           (Parent Company Only)

                   SECHEDULE I - CONDENSED PARENT COMPANY
                           FINANCIAL STATEMENTS


                                        Year Ended December 31
                                        ----------------------
                                    1998         1997         1996
                                    ----         ----         ----
                                         (Thousands of Dollars)

Miscellaneous Income             $  1,921      $ 3,298     $  1,576

Miscellaneous Expense               1,943          886          384

Interest Expense                    3,193           67           43

Merger Expense                        480        9,968            -
                                 --------      -------     --------
                                   (3,695)      (7,623)       1,149

Income Taxes                       (1,054)      (2,222)         303
                                 --------      -------     --------
                                   (2,641)      (5,401)         846

Equity in Subsidiaries' Earnings  190,773       66,117      217,289
                                 --------      -------     --------
Net Income                       $188,132      $60,716     $218,135
                                 ========      =======     ========

See accompanying notes to condensed parent company financial statements.
                      (continued on next page)



                       WISCONSIN ENERGY CORPORATION
                          STATEMENT OF CASH FLOWS
                           (Parent Company Only)

                   SCHEDULE I - CONDENSED PARENT COMPANY
                      FINANCIAL STATEMENTS - (cont'd)

                                              Year Ended December 31
                                          ------------------------------
                                          1998        1997          1996
                                          ----        ----          ----
                                              (Thousands of Dollars)
Operating Activities
  Net income                             $188,132    $ 60,716     $218,135
  Reconciliation to cash
     Equity in subsidiaries' earnings    (190,773)    (66,117)    (217,289)
     Dividends from subsidiaries          179,001     213,692      167,889
     Other                                   (679)     10,203       (3,794)
                                         --------    --------     --------
Cash Provided by Operating Activities     175,681     218,494      164,941

Investing Activities
  Equity investment in subsidiaries - net (19,000)   (133,000)      (3,101)
net
  Change in notes receivable -
     associated companies                 (43,100)     42,000      (17,975)
  Other                                     2,691          75          195
                                         --------    --------     --------
Cash Used in Investing Activities         (59,409)    (90,925)     (20,881)

Financing Activities
  Sale of common stock                     10,275      29,586       23,180
  Dividends on common stock              (177,397)   (172,714)    (167,236)
  Change in notes payable                  66,562         -            -
  Change in notes payable -
     associated companies                 (15,550)     15,550          -
                                         --------    --------     --------
Cash Used in Financing Activities        (116,110)   (127,578)    (144,056)
                                         --------    --------     --------
Change in Cash and Cash Equivalents      $    162    $     (9)    $      4
                                         ========    ========     ========
  Cash Paid For
     Interest                            $  2,984    $     -      $     -
     Income taxes                          (2,235)        345          (40)

See accompanying notes to condensed parent company financial statements.
                         (continued on next page)



                       WISCONSIN ENERGY CORPORATION

                               BALANCE SHEET
                           (Parent Company Only)

                   SCHEDULE I - CONDENSED PARENT COMPANY
                      FINANCIAL STATEMENTS - (cont'd)


                                                    December 31
                                                -------------------
                                                1998           1997
                                                ----           ----
                                               (Thousands of Dollars)
                   Assets

 Current Assets
   Cash and cash equivalents                 $      171     $        9
   Accounts and notes receivable
      from associated companies                  43,914            641
   Other                                          2,113          2,943
                                             ----------     ----------
        Total Current Assets                     46,198          3,593

 Property and Investments
   Investment in subsidiary companies         1,927,726      1,878,464
   Other                                            844            681
                                             ----------     ----------
        Total Property and Investments        1,928,570      1,879,145

 Deferred Charges                                11,209          9,375
                                             ----------     ----------
 Total Assets                                $1,985,977     $1,892,113
                                             ==========     ==========

           Liabilities and Equity

 Current Liabilities
   Accounts and notes payable                $   66,772     $      324
   Accounts and notes payable
      to associated companies                       113         15,770
   Other                                            571            536
                                             ----------     ----------
        Total Current Liabilities                67,456         16,630

 Deferred Credits                                12,627          9,762

 Stockholders' Equity
   Common stock                                 763,141        733,573
   Retained earnings                            143,901        153,757
   Undistributed subsidiaries' earnings         998,852        978,391
                                             ----------     ----------
        Total Stockholders' Equity            1,905,894      1,865,721
                                             ----------     ----------
 Total Liabilities and Equity                $1,985,977     $1,892,113
                                             ==========     ==========

See accompanying notes to condensed parent company financial statements.
                       (continued on next page)



                       WISCONSIN ENERGY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                           (Parent Company Only)

                   SCHEDULE I - CONDENSED PARENT COMPANY
                      FINANCIAL STATEMENTS - (cont'd)

1.The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Wisconsin Energy Corporation appearing in this Annual Report on Form 10-K.

2.Various  financing  arrangements and regulatory  requirements  impose certain restrictions on the ability of Wisconsin Electric Power Company, a utility subsidiary of Wisconsin Energy Corporation to transfer funds to Wisconsin Energy Corporation in the form of cash dividends, loans, or
  advances.   Under  Wisconsin law, Wisconsin Electric is  prohibited  from loaning funds, either directly or indirectly, to Wisconsin Energy. Wisconsin Energy Corporation does not believe that such restrictions will affect its operations.



                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements listed below of Wisconsin Energy Corporation of our report dated January 27, 1999 appearing in this Form 10-K.

    1. Registration Statement on Form S-3 (Registration No. 333-24277) - Stock Plus Investment Plan.

    2. Registration Statement on Form S-8 (Registration No. 333-60383) - Employee Retirement Savings Plan.

    3. Registration Statement on Form S-8 (Registration No. 33-65225) - 1993 Omnibus Stock Incentive Plan.

    4. Registration Statement on Form S-3 (Registration No. 333-73137) - Trust Preferred Securities.

/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
March 29, 1999



               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-40319) of Wisconsin Electric Power Company of our report dated January 27, 1999 appearing in this Form 10-K.

/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
March 29, 1999



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                 WISCONSIN ENERGY CORPORATION

                             By  /s/R. A. Abdoo
                                 ----------------------------
Date:   March 25, 1999           R. A. Abdoo, Chairman of the Board
                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/R. A. Abdoo                                       March 25, 1999
---------------------------------------------
R. A. Abdoo, Chairman of the Board, President
and Chief Executive Officer and Director
- Principal Executive Officer

/s/R. R. Grigg                                       March 25, 1999
---------------------------------------------
R. R. Grigg, Vice President and Director

/s/C. H. Baker                                       March 25, 1999
---------------------------------------------
C. H. Baker, Treasurer and Chief Financial
Officer - Principal Financial Officer

/s/A. K. Klisurich                                   March 25, 1999
---------------------------------------------
A. K. Klisurich, Controller -
Principal Accounting Officer

/s/J. F. Ahearne                                     March 25, 1999
---------------------------------------------
J. F. Ahearne, Director

/s/J. F. Bergstrom                                   March 25, 1999
---------------------------------------------
J. F. Bergstrom, Director

/s/ B. L. Bowles                                     March 25, 1999
---------------------------------------------
B. L. Bowles, Director

/s/R. A. Cornog                                      March 25, 1999
---------------------------------------------
R. A. Cornog, Director

/s/G. B. Johnson                                     March 25, 1999
---------------------------------------------
G. B. Johnson, Director

/s/J. N. MacDonough                                  March 25, 1999
---------------------------------------------
J. N. MacDonough, Director

/s/ J. B. North                                      March 25, 1999
---------------------------------------------
J. B. North, Director

/s/F. P. Stratton, Jr.                               March 25, 1999
---------------------------------------------
F. P. Stratton, Jr., Director



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                   WISCONSIN ELECTRIC POWER COMPANY
                                By /s/R. A. Abdoo
                                   ------------------------------------
Date:   March 25, 1999             R. A. Abdoo, Chairman of the Board
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/R. A. Abdoo                                       March 25, 1999
---------------------------------------------
R. A. Abdoo, Chairman of the Board, Chief
Executive Officer and Director - Principal
Executive Officer

/s/R. R. Grigg                                       March 25, 1999
---------------------------------------------
R. R. Grigg, President, Chief Operating Officer
and Director

/s/D. K. Porter                                      March 25, 1999
---------------------------------------------
D. K. Porter, Senior Vice President and Director

/s/C. H. Baker                                       March 25, 1999
---------------------------------------------
C. H. Baker, Vice President - Finance, Chief
Financial Officer - Principal Financial Officer

/s/A. K. Klisurich                                   March 25, 1999
---------------------------------------------
A. K. Klisurich, Controller - Principal
Accounting Officer

/s/J. F. Ahearne                                     March 25, 1999
---------------------------------------------
J. F. Ahearne, Director

/s/J. F. Bergstrom                                   March 25, 1999
---------------------------------------------
J. F. Bergstrom, Director

/s/ B. L. Bowles                                     March 25, 1999
---------------------------------------------
B. L. Bowles, Director

/s/R. A. Cornog                                      March 25, 1999
---------------------------------------------
R. A. Cornog, Director

/s/G. B. Johnson                                     March 25, 1999
---------------------------------------------
G. B. Johnson, Director

/s/J. N. MacDonough                                  March 25, 1999
---------------------------------------------
J. N. Macdonough, Director

/s/J. B. North                                       March 25, 1999
---------------------------------------------
J. B. North, Director

/s/F. P. Stratton, Jr.                               March 25, 1999
---------------------------------------------
F. P. Stratton, Jr., Director



                       WISCONSIN ENERGY CORPORATION
                     WISCONSIN ELECTRIC POWER COMPANY
                               EXHIBIT INDEX
                                    to
                        Annual Report on Form 10-K
                   For the year ended December 31, 1998

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Energy and/or Wisconsin Electric as denoted by an "X" in the last two columns. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)


                                                Wisconsin  Wisconsin
Number                    Exhibit                 Energy    Electric
------   -------------------------------------  ---------  ---------

  3      Articles of Incorporation and By-laws

         3.1 *   Restated Articles of                X
                 Incorporation of Wisconsin
                 Energy Corporation, as amended
                 and restated effective June
                 12, 1995.  (Exhibit (3)-1 to
                 Wisconsin Energy Corporation's
                 Quarterly Report on Form 10-Q
                 for the quarter ended June 30,
                 1995, File No. 1-9057.)

         3.2 *   Bylaws of Wisconsin Energy          X
                 Corporation, as amended to
                 December 17, 1997.  (Exhibit
                 3.2 to Wisconsin Energy
                 Corporation's Annual Report on
                 Form 10-K for the year ended
                 December 31, 1997, File No.
                 1-9057.)

         3.3 *   Restated Articles of                         X
                 Incorporation of Wisconsin
                 Electric, as amended and
                 restated effective
                 January 10, 1995.  (Exhibit
                 (3)-1 to Wisconsin Electric's
                 Annual Report of Form 10-K for
                 the year ended December 31, 1994,
                 File No. 1-1245.)

         3.4 *   Bylaws of Wisconsin Electric,                X
                 as amended to December 17, 1997.
                 (Exhibit 3.2 to Wisconsin Electric's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1997, File No. 1-1245.)


  4 Instruments defining the rights of security holders, including indentures

         4.1 *   Reference is made to Article        X        X
                 III of the Restated Articles
                 of Incorporation.  (Exhibits
                 3.1 and 3.3 herein.)

         Mortgage, Indenture, Supplemental Indenture or
         Securities Resolution:

         4.2 *   Mortgage and Deed of Trust of       X        X
                 Wisconsin Electric, dated
                 October 28, 1938 (Exhibit B-1
                 under File No. 2-4340.)

         4.3 *   Second Supplemental Indenture       X        X
                 of Wisconsin Electric, dated
                 June 1, 1946 (Exhibit 7-C
                 under File No. 2-6422.)

         4.4 *   Third Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 March 1, 1949 (Exhibit 7-C
                 under File No. 2-8456.)

         4.5 *   Fourth Supplemental Indenture       X        X
                 of Wisconsin Electric, dated
                 June 1, 1950 (Exhibit 7-D
                 under File No. 2-8456.)

         4.6 *   Fifth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 May 1, 1952 (Exhibit 4-G under
                 File No. 2-9588.)

         4.7 *   Sixth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 May 1, 1954 (Exhibit 4-H under
                 File No. 2-10846.)

         4.8 *   Seventh Supplemental Indenture      X        X
                 of Wisconsin Electric, dated
                 April 15, 1956 (Exhibit 4-I
                 under File No. 2-12400.)

         4.9 *   Eighth Supplemental Indenture       X        X
                 of Wisconsin Electric, dated
                 April 1, 1958 (Exhibit 2-I
                 under File No. 2-13937.)

         4.10 *  Ninth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 November 15, 1960 (Exhibit 2-J
                 under File No. 2-17087

         4.11 *  Tenth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 November 1, 1966 (Exhibit 2-K
                 under File No. 2-25593.)

         4.12 *  Eleventh Supplemental               X        X
                 Indenture of Wisconsin
                 Electric, dated November 15,
                 1967 (Exhibit 2-L under File
                 No. 2-27504.)

         4.13 *  Twelfth Supplemental Indenture      X        X
                 of Wisconsin Electric, dated
                 May 15, 1968 (Exhibit 2-M
                 under File No. 2-28799.)

         4.14 *  Thirteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated May 15, 1969
                 (Exhibit 2-N under File
                 No. 2-32629.)

         4.15 *  Fourteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated November 1,
                 1969 (Exhibit 2-O under File
                 No. 2-34942.)

         4.16 *  Fifteenth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated July 15, 1976
                 (Exhibit 2-P under File
                 No. 2-54211.)

         4.17 *  Sixteenth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated January 1,
                 1978 (Exhibit 2-Q under File
                 No. 2-61220.)

         4.18 *  Seventeenth Supplemental            X        X
                 Indenture of Wisconsin
                 Electric, dated May 1, 1978
                 (Exhibit 2-R under File
                 No. 2-61220.)

         4.19 *  Eighteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated May 15, 1978
                 (Exhibit 2-S under File
                 No. 2-61220.)

         4.20 *  Nineteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1979
                 (Exhibit (a)2(a) under File
                 No. 1-1245, 9/30/79 Wisconsin
                 Electric Form 10-Q.)

         4.21 *  Twentieth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated November 15,
                 1979 (Exhibit (a)2(a) under
                 File No. 1-1245, 12/31/79
                 Wisconsin Electric Form 10-K.)

         4.22 *  Twenty-First Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated April 15,
                 1980 (Exhibit (4)-21 under File
                 No. 2-69488.)

         4.23 *  Twenty-Second Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated December 1,
                 1980 (Exhibit (4)-1 under File
                 No. 1-1245, 12/31/80 Wisconsin
                 Electric Form 10-K.)

         4.24 *  Twenty-Third Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File
                 No. 1-1245, 9/30/85 Wisconsin
                 Electric Form 10-Q.)

         4.25 *  Twenty-Fourth Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File
                 No. 1-1245, 9/30/85 Wisconsin
                 Electric Form 10-Q.)

         4.26 *  Twenty-Fifth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated December 15,
                 1986 (Exhibit (4)-25 under
                 File No. 1-1245, 12/31/86
                 Wisconsin Electric Form 10-K.)


         4.27 *  Twenty-Sixth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated January 1,
                 1988 (Exhibit 4 under File
                 No. 1-1245, 1/26/88 Wisconsin
                 Electric Form 8-K.)

         4.28 *  Twenty-Seventh Supplemental         X        X
                 Indenture of Wisconsin
                 Electric, dated April 15,
                 1988 (Exhibit 4 under File
                 No. 1-1245, 3/31/88 Wisconsin
                 Electric Form 10-Q.)

         4.29 *  Twenty-Eighth Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated September 1,
                 1989 (Exhibit 4 under File
                 No. 1-1245, 9/30/89 Wisconsin
                 Electric Form 10-Q.)

         4.30 *  Twenty-Ninth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated October 1,
                 1991 (Exhibit 4-1 under File
                 No. 1-1245, 12/31/91 Wisconsin
                 Electric Form 10-K.)

         4.31 *  Thirtieth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated December 1,
                 1991 (Exhibit 4-2 under File
                 No. 1-1245, 12/31/91 Wisconsin
                 Electric Form 10-K.)

         4.32 *  Thirty-First Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1992
                 (Exhibit 4-1 under File No.
                 1-1245, 6/30/92 Wisconsin
                 Electric Form 10-Q.)

         4.33 *  Thirty-Second Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1992
                 (Exhibit 4-2 under File
                 No. 1-1245, 6/30/92 Wisconsin
                 Electric Form 10-Q.)

         4.34 *  Thirty-Third Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated October 1,
                 1992 (Exhibit 4-1 under File
                 No. 1-1245, 9/30/92 Wisconsin
                 Electric Form 10-Q.)

         4.35 *  Thirty-Fourth Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated November 1,
                 1992 (Exhibit 4-2 under File
                 No. 1-1245, 9/30/92 Wisconsin
                 Electric Form 10-Q.)

         4.36 *  Thirty-Fifth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated December 15,
                 1992 (Exhibit 4-1 under File
                 No. 1-1245, 12/31/92 Wisconsin
                 Electric Form 10-K.)

         4.37 *  Thirty-Sixth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated January 15,
                 1993 (Exhibit 4-2 under File
                 No. 1-1245, 12/31/92 Wisconsin
                 Electric Form 10-K.)

         4.38 *  Thirty-Seventh Supplemental         X        X
                 Indenture of Wisconsin
                 Electric, dated March 15, 1993
                 (Exhibit 4-3 under File
                 No. 1-1245, 12/31/92 Wisconsin
                 Electric Form 10-K.)

         4.39 *  Thirty-Eighth Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1993
                 (Exhibit (4)-1 under File
                 No. 1-1245, 6/30/93 Wisconsin
                 Electric Form 10-Q.)

         4.40 *  Thirty-Ninth Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated September 15,
                 1993 (Exhibit (4)-1 under File
                 No. 1-1245, 9/30/93 Wisconsin
                 Electric Form 10-Q.)

         4.41 *  Fortieth Supplemental               X        X
                 Indenture of Wisconsin
                 Electric, dated January 1,
                 1996 (Exhibit (4)-1 under File
                 No. 1-1245, 1/1/96 Wisconsin
                 Electric Form 8-K.)

         4.42 *  Indenture for Debt Securities       X        X
                 of Wisconsin Electric (the
                 "Indenture"), dated December
                 1, 1995 (Exhibit (4)-1 under
                 File No. 1-1245, 12/31/95
                 Wisconsin Electric Form 10-K.)

         4.43 *  Securities Resolution No. 1 of      X        X
                 Wisconsin Electric under the
                 Indenture, dated December 5,
                 1995 (Exhibit (4)-2 under File
                 No. 1-1245, 12/31/95 Wisconsin
                 Electric Form 10-K.)

         4.44 *  Securities Resolution No. 2 of      X        X
                 Wisconsin Electric under the
                 Indenture, dated November 12,
                 1996 (Exhibit 4.44 under File
                 No. 1-9057, 12/31/96 Wisconsin
                 Energy Corporation Form 10-K.)

         4.45 *  Securities Resolution No. 3 of      X        X
                 Wisconsin Electric under the
                 Indenture, dated May 27, 1998
                 (Exhibit (4)-1 under File
                 No. 1-1245, 6/30/98 Wisconsin
                 Electric Form 10-Q.)

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


 10      Material Contracts

         10.1 *  Employment arrangement with         X        X
                 Michael B. Sellman as Chief
                 Nuclear Officer of Wisconsin
                 Electric, effective March 2,
                 1998.  (Exhibit 10.1 to
                 Wisconsin Energy Corporation's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1997, File No. 1-9057.) ** See
                 Note.

         10.2 *  Supplemental Executive              X
                 Retirement Plan of Wisconsin
                 Energy Corporation (as amended
                 and restated as of January 1,
                 1996). (Exhibit (10)-1 to
                 Wisconsin Energy Corporation's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1995, File No. 1-9057.)**  See
                 Note.

         10.3 *  Amended Non-Qualified Trust         X        X
                 Agreement by and between
                 Wisconsin Energy Corporation
                 and Firstar Trust Company
                 dated January 26, 1996,
                 regarding trust established to
                 provide a source of funds to
                 assist in meeting of the
                 liabilities under various
                 nonqualified deferred
                 compensation plans made
                 between Wisconsin Energy
                 Corporation or its
                 subsidiaries and various plan
                 participants.  (Exhibit (10)-2
                 to Wisconsin Energy
                 Corporation's Annual Report on
                 Form 10-K for the year ended
                 December 31, 1995, File
                 No. 1-9057.)**  See Note.

         10.4 *  Executive Deferred                  X
                 Compensation Plan of Wisconsin
                 Energy Corporation, effective
                 January 1, 1989, as amended
                 and restated as of January 1,
                 1996.  (Exhibit (10)-3 to
                 Wisconsin Energy Corporation's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1995, File No. 1-9057.)**  See
                 Note.

         10.5 *  Directors' Deferred                 X
                 Compensation Plan of Wisconsin
                 Energy Corporation, effective
                 January 1, 1987, and as
                 restated as of January 1,
                 1996.  (Exhibit (10)-4 to
                 Wisconsin Energy Corporation's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1995, File No. 1-9057.)**  See
                 Note.

         10.6 *  Forms of Stock Option               X
                 Agreements under 1993 Omnibus
                 Stock Incentive Plan. (Exhibit
                 (10)-5 to Wisconsin Energy
                 Corporation's Annual Report on
                 Form 10-K for the year ended
                 December 31, 1995, File
                 No. 1-9057.)**  See Note.

         10.7 *  Supplemental Benefits               X        X
                 Agreement between Wisconsin
                 Energy Corporation and Calvin
                 H. Baker dated November 21,
                 1994. (Exhibit (10)-7 to
                 Wisconsin Energy Corporation's
                 Annual Report on Form 10-K for
                 the year ended December 31,
                 1995, File No. 1-9057.)**  See
                 Note.

         10.8 *  Supplemental Benefits               X        X
                 Agreement between Wisconsin
                 Energy Corporation and Richard
                 A. Abdoo dated November 21,
                 1994, and April 26, 1995
                 letter agreement.  (Exhibit
                 (10)-1 to Wisconsin Energy
                 Corporation's 6/30/95 10-Q.)**
                 See Note.

         10.9 *  Wisconsin Energy Corporation        X        X
                 Senior Executive Severance
                 Policy, as adopted effective
                 April 28, 1995 and amended on
                 July 26, 1995.  (Exhibit
                 (10)-3 to Wisconsin Energy
                 Corporation's 6/30/95 10-Q.)**
                 See Note.

         10.10   1993 Ombibus Stock Incentive        X
                 Plan adopted by the Board of
                 Directors on December 15,
                 1993, approved by shareholders
                 at the Annual Meeting of
                 Stockholders held on May 11,
                 1994, and amended by the Board
                 of Directors on May 19, 1998
                 offering performance-based
                 incentives and other  equity
                 interests in Wisconsin Energy
                 Corporation to directors,
                 officers and other key
                 employees.  **  See Note.

         10.11   1998 Revised forms of award         X
                 agreements under 1993 Omnibus
                 Stock Incentive Plan, as
                 amended, for non-qualified
                 stock option awards to non-
                 employee directors, restricted
                 stock awards, incentive stock
                 option awards and non-
                 qualified stock option
                 awards.** See Note.

         10.12*  Short-Term Performance Plan of      X
                 Wisconsin Energy Corporation
                 effective January 1, 1992.
                 (Exhibit 10-3 to Wisconsin
                 Energy Corporation's 1991 Form
                 10-K in File No. 1-9057.)**
                 See Note.

         10.13*  Service Agreement dated             X        X
                 January 1, 1987, between
                 Wisconsin Electric, Wisconsin
                 Energy Corporation and other
                 non-utility affiliated
                 companies.  (Exhibit (10)-(a)
                 to Wisconsin Electric's
                 Current Report on Form 8-K
                 dated January 2, 1987 in File
                 No. 1-1245.)

         Note:  Two asterisks (**) identify
         management contracts and executive
         compensation plans or arrangements
         required to be filed as exhibits
         pursuant to Item 14(c) of Form 10-K.
         Certain compensatory plans in which
         directors or executive officers of
         Wisconsin Electric are eligible to
         participate are not filed as Wisconsin
         Electric exhibits in reliance on the
         exclusion in Item 601(b)(10)(iii)(B)(6)
         of Regulation S-K.


 21      Subsidiaries of the registrant

         21.1    Subsidiaries of Wisconsin           X
                 Energy Corporation


 23      Consents of experts and counsel

         23.1    PricewaterhouseCoopers LLP -        X        X
                 Milwaukee, WI Consent of
                 Independent Accountants
                 appearing in this Annual
                 Report on Form 10-K for the
                 year ended December 31, 1998.


 27      Financial data schedule

         27.1    Financial Data Schedule for         X       X
                 the fiscal year ended
                 December 31, 1998.


 99      Additional exhibits

         99.1    Information furnished in lieu       X
                 of the Form 11-K Annual
                 Report for Employee
                 Retirement Savings Plan for
                 the year ended December 31,
                 1998.  (To be filed by
                 amendment.)