Form 10-K/A
period 1998-12-31
WISCONSIN ENERGY CORP
filed 1999-04-15
CIK 783325

==================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1
                                     TO

               ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998
                -------------------------------------------

 Commission    Registrant; State of Incorporation  IRS Employer
 File Number     Address; and Telephone Number     Identification
                                                         No.
 -----------   ----------------------------------  --------------

   1-9057         WISCONSIN ENERGY CORPORATION      39-1391525
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2949
                      Milwaukee, WI  53201
                      (414) 221-2345


==================================================================



                       WISCONSIN ENERGY CORPORATION
                     --------------------------------
                              AMENDMENT NO. 1
                                    TO
                      1998 ANNUAL REPORT ON FORM 10-K


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1998 on Form 10-K as set forth in the pages attached hereto:


                                  PART II
                                  -------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In Item 8 of Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Wisconsin Energy's Consolidated Statement of Cash Flows for each of the three years in the period ended
December 31, 1998 is hereby amended to correct several line descriptions in the Financing Activities section. Specifically, the line descriptions
"Sale of - Common Stock", "Sale of - Long-term debt", Retirement of - Preferred stock" and "Retirement of - Long-term debt" were inadvertently left off of the original Consolidated Statement of Cash Flows filed on March 31, 1999. These line descriptions are being added with this amended Form 10-K. In addition, Wisconsin Energy's Consolidated Common Stock Equity Statement for 1998 is hereby amended to add the "Net Income" line, which was inadvertently left off of the original statement.

The remainder of Wisconsin Energy's Item 8, including the Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants, is unchanged.



                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WISCONSIN ENERGY CORPORATION
                                            ----------------------------
                                                    (Registrant)

Date:  April 13, 1999                    By /s/ A. K. Klisurich
                                            ----------------------------
                                            A. K. Klisurich, Controller -
                                            Principal Accounting Officer



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                         WISCONSIN ENERGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year Ended December 31
                                                   1998             1997          1996
                                                   ----             ----          ----
                                                         (Thousands of Dollars)
Operating Activities
  Net income                                     $188,132        $ 60,716       $218,135
  Reconciliation to cash
     Depreciation                                 243,271         237,698        202,796
     Nuclear fuel expense - amortization           18,922           5,426         21,887
     Conservation expense - amortization           22,498          22,498         22,498
     Debt premium, discount &
       expense - amortization                       4,202           7,930          9,809
     Deferred income taxes - net                     (658)          7,937         (1,575)
     Investment tax credit - net                   (3,434)           (927)        (2,430)
     Allowance for other funds used
       during construction                         (2,936)         (3,349)        (3,036)
     Write-off of merger costs                        563          30,684            -
     Write-down of equipment                          -            30,000            -
     Change in - Accounts receivable              (39,559)          5,736         (1,324)
                 Inventories                         (562)        (12,788)       (30,703)
                 Accounts payable                  36,001             159         39,921
                 Other current assets              10,881           8,452        (15,190)
                 Other current liabilities        (11,572)         31,933            295
     Other                                         (5,798)        (39,143)         3,716
                                                 --------        --------       --------
Cash Provided by Operating Activities             459,951         392,962        464,799

Investing Activities
  Construction expenditures                      (398,982)       (345,908)      (389,194)
  Allowance for borrowed funds used
    during construction                            (7,828)         (6,961)        (5,529)
  Nuclear fuel                                    (10,183)         (6,352)       (26,053)
  Nuclear decommissioning trust                   (31,379)        (27,248)       (26,309)
  Other                                           (29,552)         25,531         15,666
                                                 --------        --------       --------
Cash Used in Investing Activities                (477,924)       (360,938)      (431,419)

Financing Activities
  Sale of - Common stock                           10,275          29,586         23,180
            Long-term debt                        313,610          47,000        238,809
  Retirement of - Preferred stock                     -               -               (1)
                  Long-term debt                  (93,023)       (177,725)       (53,356)
  Change in short-term debt                       (38,496)        250,688        (87,654)
  Dividends on stock - Common                    (177,397)       (172,714)      (167,236)
                                                 --------        --------       --------
Cash Provided by (Used in) Financing Activities    14,969         (23,165)       (46,258)
                                                 --------        --------       --------
Change in Cash and Cash Equivalents              $ (3,004)       $  8,859       $(12,878)
                                                 ========        ========       ========
Supplemental Information
  Cash Paid For
     Interest (net of amount capitalized)        $133,244        $111,383       $ 94,964
     Income taxes                                 103,855          42,859        103,916

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

                                       WISCONSIN ENERGY CORPORATION
                                CONSOLIDATED COMMON STOCK EQUITY STATEMENT
                                                  Common Stock
                                                  ------------
                                                          $.01 Par   Other Paid    Retained    Unearned
                                               Shares      Value     In Capital    Earnings  Compensation    Total
                                               ------     --------   ----------    --------  ------------    -----
                                                                           (Thousands of Dollars)
Balance - December 31, 1995                  110,819,337     $1,108     $676,909    $1,193,248  $   -      $1,871,265

  Net income                                                                           218,135                218,135
  Common stock cash dividends
     $1.5075 per share                                                                (167,236)              (167,236)
  Sale of common stock                           859,458          9       23,171                               23,180
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1996                  111,678,795      1,117      700,080     1,244,147      -       1,945,344

  Net income                                                                            60,716                 60,716
  Common stock cash dividends
     $1.535 per share                                                                 (172,714)              (172,714)
  Sale of common stock                         1,187,049         12       29,574                               29,586
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1997                  112,865,844      1,129      729,654     1,132,149      -       1,862,932

  Net income                                                                           188,132                188,132
  Common stock cash dividends
     $1.555 per share                                                                 (177,397)              (177,397)
  Sale of common stock                           334,270          3       10,292           (20)                10,275
  Acquisition of ESELCO, Inc. (Note B)         2,407,275         24       19,249         1,228                 20,501
  Restricted stock award                                                                          (1,338)      (1,338)
                                             -----------     ------     --------    ----------  --------   ----------
Balance - December 31, 1998                  115,607,389     $1,156     $759,195    $1,144,092  $ (1,338)  $1,903,105
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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (cont'd)


                       WISCONSIN ENERGY CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The consolidated financial statements include the accounts of
Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company"); its utility subsidiaries, Wisconsin Electric Power Company ("Wisconsin Electric") and Edison Sault Electric Company ("Edison Sault"); and its non-utility subsidiaries, WISPARK Corporation; WISVEST Corporation; Wisconsin Energy Capital Corporation, formerly Wisconsin Michigan Investment Corporation; Minergy Corp.; WEC International, Inc.; WITECH Corporation; Northern Tree Service, Inc.; Badger Service Company; and other non-utility companies.

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


                                                1998      1997       1996
                                                ----      ----       ----
                                                  (Thousands of Dollars)

Current tax expense                         $  96,258   $23,995   $129,335
Deferred income taxes - net                      (658)    7,937     (1,575)
Investment tax credit - net                    (3,434)     (927)    (2,430)
                                            ---------   -------   --------
    Total Tax Expense                       $  92,166   $31,005   $125,330
                                            =========   =======   ========
Income Before Income Taxes
   and Preferred Dividend                   $ 281,501   $92,924   $344,668
                                            =========   =======   ========

Expected tax at federal statutory rate      $  98,525   $32,523   $120,634
State income tax net of federal tax benefit    13,550     6,176     17,671
Flowback of prior contributions in aid
     of construction                           (8,039)   (1,157)    (1,157)
Investment tax credit restored                 (4,729)   (4,487)    (4,509)
Low-income housing credits                     (2,846)   (2,831)    (2,930)
Other (no item over 5% of expected tax)        (4,295)      781     (4,379)
                                            ---------   -------   --------
   Total Tax Expense                        $  92,166   $31,005   $125,330
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

As approved by the PSCW, Wisconsin Electric's AFUDC was capitalized during the following periods on 50% of construction work in progress at the following rates:

*    June 1, 1998 - December 31, 1998           10.21%
*    February 18, 1997 - May 31, 1998           10.29%
*    January 1, 1996 - February 17, 1997        10.17%


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


                                     1998                    1997
                                     ----                    ----
                                         Weighted                Weighted
                               Number    Average       Number    Average
                                 of       Market         of       Market
                               Shares     Price        Shares     Price
                               ------    --------      ------    --------

Outstanding at January 1        6,000                     -
  Granted                      49,750    $28.644        6,000    $28.814
                               ------                   -----
Outstanding at December 31     55,750                   6,000
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


L - COMMITMENTS AND CONTINGENCIES

KIMBERLY COGENERATION EQUIPMENT:   In conjunction with a proposal to
construct a cogeneration facility in Kimberly, Wisconsin, Wisconsin Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Wisconsin Electric carried the Equipment at a cost of approximately $66.3 million, entertaining numerous proposals and projects for which the Equipment could be used. During 1997, Wisconsin Electric continued to review its options for use or sale of the Equipment. In the fourth quarter of 1997, WISVEST Corporation, a non-utility subsidiary of Wisconsin Energy, entered into the final phase of negotiations for a joint independent power project involving the Equipment. Under the provisions of Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow projection for the Equipment based upon this proposal. As measured by expected gross cash flows to be earned under this project, Wisconsin Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Miscellaneous - Net Other Income and Deductions line of the Consolidated Income Statement. During the second quarter of 1998, WISVEST Corporation purchased the Equipment from Wisconsin Electric and contributed it to a joint independent power project, the Androscoggin Cogeneration Center.

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