Form 10-K/A
period 1998-12-31
WISCONSIN ENERGY CORP
filed 1999-06-29
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                              FORM 10-K/A


                            AMENDMENT NO. 2
                                  TO


  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----            OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1998

                                  OR

            TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d)
-----            OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to
                                 ---------    ---------



                      Commission file number 1-9057




                      WISCONSIN ENERGY CORPORATION
         (Exact name of registrant as specified in its charter)

           Wisconsin                             39-1391525
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)


 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin    53201
           (Address of principal executive offices)             (Zip Code)


                                (414) 221-2345
              (Registrant's telephone number, including area code)



                       WISCONSIN ENERGY CORPORATION
                       ----------------------------
                             AMENDMENT NO. 2
                                   TO
                      1998 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1998 on Form 10-K as set forth in the pages attached hereto:


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

Item 14(a)3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 are hereby amended to reflect the filing of Exhibit No. 99.1 herewith; the remainder of
Item 14 (including the Exhibits incorporated by reference in Item 14(a)3) and the Exhibit Index are unchanged.



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



                                             WISCONSIN ENERGY CORPORATION
                                             ----------------------------
                                                    (Registrant)


Date:    June 25, 1999                       By /s/A. K. Klisurich
                                                ----------------------
                                                A. K. Klisurich, Controller



                                PART IV
                                -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

         Wisconsin Energy Corporation:

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

         Wisconsin Electric Power Company:

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

         Wisconsin Energy Corporation:

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


Number                 Exhibit                        WEC   WE
------  --------------------------------------------- ---   ---

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

         3.3 *   Restated Articles of                         X
                 Incorporation of Wisconsin
                 Electric, as amended and restated
                 effective January 10, 1995.
                 (Exhibit (3)-1 to Wisconsin
                 Electric's Annual Report of Form
                 10-K for the year ended
                 December 31, 1994, File No.     1-
                 1245.)

         3.4 *   Bylaws of Wisconsin Electric, as             X
                 amended to December 17, 1997.
                 (Exhibit 3.2 to Wisconsin
                 Electric's Annual Report on Form
                 10-K for the year ended
                 December 31, 1997, File No.     1-
                 1245.)


  4 Instruments defining the rights of security holders, including indentures

         4.1 *   Reference is made to Article        X        X
                 III of the Restated Articles
                 of Incorporation.(Exhibits 3.1
                 and 3.3 herein.)

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

         4.6 *   Fifth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 May 1, 1952 (Exhibit 4-G under
                 File No. 2-9588.)

         4.7 *   Sixth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 May 1, 1954 (Exhibit 4-H under
                 File No. 2-10846.)

         4.8 *   Seventh Supplemental Indenture      X        X
                 of Wisconsin Electric, dated
                 April 15, 1956 (Exhibit 4-I
                 under File No. 2-12400.)

         4.9 *   Eighth Supplemental Indenture       X        X
                 of Wisconsin Electric, dated
                 April 1, 1958 (Exhibit 2-I
                 under File No. 2-13937.)

         4.10 *  Ninth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 November 15, 1960 (Exhibit 2-J
                 under File No. 2-17087).

         4.11 *  Tenth Supplemental Indenture        X        X
                 of Wisconsin Electric, dated
                 November 1, 1966 (Exhibit 2-K
                 under File No. 2-25593.)

         4.12 *  Eleventh Supplemental               X        X
                 Indenture of Wisconsin
                 Electric, dated November 15,
                 1967 (Exhibit 2-L under File
                 No. 2-27504.)

         4.13 *  Twelfth Supplemental Indenture      X        X
                 of Wisconsin Electric, dated
                 May 15, 1968 (Exhibit 2-M
                 under File No. 2-28799.)

         4.14 *  Thirteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated May 15, 1969
                 (Exhibit 2-N under File No.  2-
                 32629.)

         4.15 *  Fourteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated November 1,
                 1969 (Exhibit 2-O under File
                 No. 2-34942.)

         4.16 *  Fifteenth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated July 15, 1976
                 (Exhibit 2-P under File No.  2-
                 54211.)

         4.17 *  Sixteenth Supplemental              X        X
                 Indenture of Wisconsin
                 Electric, dated January 1,
                 1978 (Exhibit 2-Q under File
                 No. 2-61220.)

         4.18 *  Seventeenth Supplemental            X        X
                 Indenture of Wisconsin
                 Electric, dated May 1, 1978
                 (Exhibit 2-R under File No.  2-
                 61220.)

         4.19 *  Eighteenth Supplemental             X        X
                 Indenture of Wisconsin
                 Electric, dated May 15, 1978
                 (Exhibit 2-S under File No.  2-
                 61220.)

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

         4.28 *  Twenty-Seventh Supplemental         X        X
                 Indenture of Wisconsin
                 Electric, dated April 15, 1988
                 (Exhibit 4 under File No.    1-
                 1245, 3/31/88 Wisconsin
                 Electric Form 10-Q.)

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

         4.32 *  Thirty-First Supplemental           X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1992
                 (Exhibit 4-1 under File No.  1-
                 1245, 6/30/92 Wisconsin
                 Electric Form 10-Q.)

         4.33 *  Thirty-Second Supplemental          X        X
                 Indenture of Wisconsin
                 Electric, dated August 1, 1992
                 (Exhibit 4-2 under File No.  1-
                 1245, 6/30/92 Wisconsin
                 Electric Form 10-Q.)

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

         4.38 *  Thirty-Seventh Supplemental         X        X
                 Indenture of Wisconsin
                 Electric, dated March 15, 1993
                 (Exhibit 4-3 under File No.  1-
                 1245, 12/31/92 Wisconsin
                 Electric Form 10-K.)

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

         4.42 *  Indenture for Debt Securities       X        X
                 of Wisconsin Electric (the
                 "Indenture"), dated
                 December 1, 1995 (Exhibit  (4)-
                 1 under File No. 1-1245,
                 12/31/95 Wisconsin Electric
                 Form 10-K.)

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

        10.3 *   Amended Non-Qualified Trust         X        X
                 Agreement by and between
                 Wisconsin Energy Corporation
                 and Firstar Trust Company dated
                 January 26, 1996, regarding
                 trust established to provide a
                 source of funds to assist in
                 meeting of the liabilities
                 under various nonqualified
                 deferred compensation plans
                 made between Wisconsin Energy
                 Corporation or its subsidiaries
                 and various plan participants.
                 (Exhibit (10)-2 to Wisconsin
                 Energy Corporation's Annual
                 Report on Form 10-K for the
                 year ended December 31, 1995,
                 File No. 1 9057.)**  See Note.

        10.4 *   Executive Deferred Compensation     X
                 Plan of Wisconsin Energy
                 Corporation, effective
                 January 1, 1989, as amended and
                 restated as of January 1, 1996.
                 (Exhibit (10)-3 to Wisconsin
                 Energy Corporation's Annual
                 Report on Form 10-K for the
                 year ended December 31, 1995,
                 File No. 1-9057.)**  See Note.

        10.5 *   Directors' Deferred                 X
                 Compensation Plan of Wisconsin
                 Energy Corporation, effective
                 January 1, 1987, and as
                 restated as of January 1, 1996.
                 (Exhibit (10)-4 to Wisconsin
                 Energy Corporation's Annual
                 Report on Form 10-K for the
                 year ended December 31, 1995,
                 File
                 No. 1 - 9057.)**  See Note.

        10.6 *   Forms of Stock Option               X
                 Agreements under 1993 Omnibus
                 Stock Incentive Plan. (Exhibit
                 (10)-5 to Wisconsin Energy
                 Corporation's Annual Report on
                 Form 10-K for the year ended
                 December 31, 1995, File No.   1-
                 9057.)**  See Note.

        10.7 *   Supplemental Benefits Agreement     X        X
                 between Wisconsin Energy
                 Corporation and Calvin H. Baker
                 dated November 21, 1994.
                 (Exhibit (10)-7 to Wisconsin
                 Energy Corporation's Annual
                 Report on Form 10-K for the
                 year ended December 31, 1995,
                 File No. 1-9057.)**  See Note.

        10.8 *   Supplemental Benefits Agreement     X        X
                 between Wisconsin Energy
                 Corporation and Richard A.
                 Abdoo dated November 21, 1994,
                 and April 26, 1995 letter
                 agreement.  (Exhibit (10)-1 to
                 Wisconsin Energy Corporation's
                 6/30/95 10-Q.) **  See Note.

        10.9 *   Wisconsin Energy Corporation        X        X
                 Senior Executive Severance
                 Policy, as adopted effective
                 April 28, 1995 and amended on
                 July 26, 1995.  (Exhibit   (10)-
                 3 to Wisconsin Energy
                 Corporation's 6/30/95 10-Q.)**
                 See Note.

        10.10 *  1993 Omnibus Stock Incentive        X
                 Plan adopted by the Board of
                 Directors on December 15, 1993,
                 approved by shareholders at the
                 Annual Meeting of Stockholders
                 held on May 11, 1994, and
                 amended by the Board of
                 Directors on May 19, 1998
                 offering performance-based
                 incentives and other  equity
                 interests in Wisconsin Energy
                 Corporation to directors,
                 officers and other key
                 employees. **  See Note.

        10.11 *  1998 Revised forms of award         X
                 agreements under 1993 Omnibus
                 Stock Incentive Plan, as
                 amended, for non-qualified
                 stock option awards to non-
                 employee directors, restricted
                 stock awards, incentive stock
                 option awards and non-qualified
                 stock option awards.** See
                 Note.

        10.12 *  Short-Term Performance Plan of      X
                 Wisconsin Energy Corporation
                 effective January 1, 1992.
                 (Exhibit 10-3 to Wisconsin
                 Energy Corporation's 1991 Form
                 10-K in File No. 1-9057.)**
                 See Note.


        10.13 *  Service Agreement dated             X        X
                 January 1, 1987, between
                 Wisconsin Electric, Wisconsin
                 Energy Corporation and other
                 non-utility affiliated
                 companies.  (Exhibit (10)-(a)
                 to Wisconsin Electric's Current
                 Report on Form 8-K dated
                 January 2, 1987 in File No. 1-
                 1245.)

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


 27      Financial data schedule

         27.1    Financial Data Schedule for         X       X
                 the fiscal year ended
                 December 31, 1998.


 99      Additional exhibits

         99.1    Information furnished in lieu       X
                 of the Form 11-K Annual Report
                 for the Employee Retirement
                 Savings Plan for the year
                 ended December 31, 1998.
                 (Filed with amendment No. 2.)