Form 10-Q
period 1999-06-30
WISCONSIN ENERGY CORP
filed 1999-08-16
CIK 783325

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


 Commission    Registrant; State of Incorporation    IRS Employer
 File Number     Address; and Telephone Number    Identification No.
 -----------   ---------------------------------  ------------------

   1-9057         WISCONSIN ENERGY CORPORATION        39-1391525
                  (A Wisconsin Corporation)
                  231 West Michigan Street
                  P.O. Box 2949
                  Milwaukee, WI  53201
                  (414) 221-2345


   1-1245       WISCONSIN ELECTRIC POWER COMPANY      39-0476280
                (A Wisconsin Corporation)
                231 West Michigan Street
                P.O. Box 2046
                Milwaukee, WI  53201
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (August 2, 1999):

Wisconsin Energy Corporation     Common Stock, $.01 Par Value,
                                 117,174,724 shares outstanding.

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

           FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1999

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

                       Part II - Other Information
                       ---------------------------

1.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders
5.  Other Information
6.  Exhibits and Reports on Form 8-K
    Signatures


                                  INTRODUCTION

Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by its context when used in this combined Form 10-Q, Wisconsin Energy refers to the holding company and all of its subsidiaries. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of Wisconsin Energy as well as separate statements for Wisconsin Electric. The unaudited statements have been prepared by Wisconsin Energy and Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Wisconsin Energy and Wisconsin Electric financial statements should be read in conjunction with the financial statements and notes thereto included in the companies' combined Annual Report on Form 10-K for the year ended December 31, 1998. This combined Form 10-Q is separately filed by Wisconsin Energy and Wisconsin Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.






                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1. FINANCIAL STATEMENTS


                          WISCONSIN ENERGY CORPORATION
                     CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                         Three Months Ended   Six Months Ended
                                               June 30           June 30
                                         ------------------    ---------------
                                           1999    1998      1999      1998
                                           ----    ----      ----      ----
                                                 Thousands of Dollars,
                                              (Except Per Share Amounts)

Operating Revenues                      $539,008 $475,576 $1,095,725 $991,253

Operating Expenses
  Fuel                                    94,209   80,207    164,944  154,108
  Purchased power                         53,041   41,463    102,701   79,283
  Cost of gas sold                        27,746   31,105     96,606  103,406
  Other operation and maintenance        178,389  181,041    360,855  340,792
  Depreciation and amortization           64,443   58,817    131,399  122,021
  Property and revenue tax                19,149   15,160     36,873   31,276
                                         -------  -------   --------  -------
      Total Operating Expenses           436,977  407,793    893,378  830,886
                                         -------  -------   --------  -------
Pretax Operating Income                  102,031   67,783    202,347  160,367

Other Income and Deductions
  Interest income                          8,202    6,332     16,551   13,067
  Allowance for other funds used
    during construction                    1,461      877      2,445    1,592
  Other                                       (8)  (3,045)     4,438    1,165
                                         -------  -------   --------  -------
      Total Other Income and Deductions    9,655    4,164     23,434   15,824

Interest Charges and Other
  Interest expense                        35,999   31,430     69,565   62,318
  Allowance for borrowed funds used
    during construction                   (2,405)  (1,957)    (4,305)  (3,955)
  Distributions on preferred securities
    of subsidiary trust                    3,425        -      3,653        -
  Preferred dividend requirement
    of subsidiary                            300      300        601      601
                                         -------  -------   --------  -------
      Total Interest Charges and Other    37,319   29,773     69,514   58,964

Income Taxes                              25,464   13,320     53,853   39,325
                                         -------  -------   --------  -------
Net Income                               $48,903  $28,854   $102,414  $77,902
                                         =======  =======   ========  =======

Average Number of Shares of Common
  Stock Outstanding (Thousands)          116,614  113,687    116,272  113,279

Earnings Per Share of Common Stock
  (Basic and Diluted)                      $0.42    $0.25      $0.88   $ 0.69

Dividends Per Share of Common Stock        $0.39    $0.39      $0.78   $0.775

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.



                          WISCONSIN ENERGY CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                  June 30,     December 31,
                                                    1999           1998
                                                  --------     ------------
                                                   (Thousands of Dollars)
                    Assets
                    ------

Property, Plant and Equipment
  Electric utility                                 $5,019,760     $4,900,836
  Gas utility                                         532,298        523,187
  Steam utility                                        62,934         62,832
  Common utility                                      386,885        420,750
  Non-utility plant                                   219,928              -
  Other property                                      293,838        256,912
  Accumulated provision for depreciation           (3,111,319)    (3,021,548)
                                                   ----------     ----------
                                                    3,404,324      3,142,969
  Construction work in progress                       170,121        135,544
  Leased facilities - net                             130,167        133,007
  Nuclear fuel - net                                   94,373         87,660
                                                   ----------     ----------
      Net Property, Plant and Equipment             3,798,985      3,499,180

Investments                                           864,800        795,676

Current Assets
  Cash and cash equivalents                            35,369         16,603
  Accounts receivable                                 213,783        190,103
  Accrued utility revenues                             92,099        130,518
  Materials, supplies and fossil fuel                 209,852        199,052
  Prepayments and other assets                         79,988         71,843
                                                   ----------     ----------
      Total Current Assets                            631,091        608,119

Deferred Charges and Other Assets
  Accumulated deferred income taxes                   206,010        199,372
  Other                                               315,691        259,410
                                                   ----------     ----------
      Total Deferred Charges and Other Assets         521,701        458,782
                                                   ----------     ----------
Total Assets                                       $5,816,577     $5,361,757
                                                   ==========     ==========

        Capitalization and Liabilities
        ------------------------------

Capitalization
  Common stock                                       $797,199       $760,351
  Retained earnings                                 1,155,903      1,144,092
  Unearned compensation - restricted stock award       (1,195)        (1,338)
                                                  -----------     ----------
      Total Common Stock Equity                     1,951,907      1,903,105
  Preferred stock                                      30,450         30,450
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding solely debentures of the Company          200,000              -
  Long-term debt                                    1,979,368      1,749,024
                                                  -----------     ----------
      Total Capitalization                          4,161,725      3,682,579

Current Liabilities
  Long-term debt due currently                        129,989        119,140
  Short-term debt                                     273,853        286,859
  Accounts payable                                    162,182        187,452
  Accrued liabilities                                  87,720         88,510
  Other                                                64,802         53,219
                                                   ----------     ----------
      Total Current Liabilities                       718,546        735,180

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                   582,080        570,750
  Other                                               354,226        373,248
                                                   ----------     ----------
      Total Deferred Credits and Other
        Liabilities                                   936,306        943,998
                                                   ----------     ----------
Total Capitalization and Liabilities               $5,816,577     $5,361,757
                                                   ==========     ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.



                          WISCONSIN ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended June 30
                                                   ------------------------
                                                     1999          1998
                                                     ----          ----
                                                    (Thousands of Dollars)
Operating Activities
  Net income                                       $102,414           $77,902
  Reconciliation to cash
    Depreciation and amortization                   131,399           122,021
    Nuclear fuel expense - amortization              11,843             6,465
    Conservation expense - amortization              11,249            11,249
    Debt premium, discount &
      expense - amortization                          1,702             2,266
    Deferred income taxes - net                      (4,741)            4,341
    Investment tax credit - net                      (2,296)           (2,350)
    Allowance for other funds used
      during construction                            (2,445)           (1,592)
    Change in - Accounts receivable                 (23,680)           (8,085)
                Inventories                          14,920            10,819
                Accounts payable                    (25,270)           (7,193)
                Other current assets                 30,274            26,837
                Other current liabilities            10,793             1,395
    Other                                           (27,415)           10,611
                                                  ---------         ---------
Cash Provided by Operating Activities               228,747           254,686

Investing Activities
  Construction expenditures                        (237,256)         (170,703)
  Acquisition of power plants                      (276,792)                -
  Allowance for borrowed funds used
    during construction                              (4,305)           (3,955)
  Nuclear fuel                                      (10,945)           20,283
  Nuclear decommissioning trust                     (18,718)          (17,912)
  Other                                             (24,685)           (2,634)
                                                  ---------         ---------
Cash Used in Investing Activities                  (572,701)         (174,921)

Financing Activities
  Sale of - Common stock                             36,848                61
            Long-term debt                          254,207           184,687
            Mandatorily redeemable trust
              preferred securities - net            193,700                 -
  Retirement of long-term debt                      (18,427)          (16,198)
  Change in short-term debt                         (13,006)         (166,349)
  Dividends on stock - Common                       (90,602)          (87,471)
                                                  ---------         ---------
Cash Provided by (Used in) Financing Activities     362,720           (85,270)
                                                  ---------         ---------
Change in Cash and Cash Equivalents                  18,766            (5,505)

Cash and Cash Equivalents at Beginning of Period     16,603            19,607
                                                  ---------         ---------
Cash and Cash Equivalents at End of Period          $35,369           $14,102
                                                    =======           =======

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)              $72,389           $64,778
  Income taxes                                       66,796            49,213

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.



                        WISCONSIN ELECTRIC POWER COMPANY
                           CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                               June 30            June 30
                                          -----------------  -----------------
                                            1999      1998     1999      1998
                                            ----      ----     ----      ----
                                                 (Thousands of Dollars)

Operating Revenues                        $469,906  $461,771  $997,745 $972,452

Operating Expenses
  Fuel                                      75,305    80,201   146,040  154,102
  Purchased power                           33,964    35,799    65,017   72,390
  Cost of gas sold                          27,746    31,105    96,606  103,406
  Other operation and maintenance          163,182   174,489   336,634  330,285
  Depreciation and amortization             60,167    56,970   124,617  119,243
  Property and revenue tax                  16,779    14,607    33,610   30,383
                                          --------  --------  -------- --------
      Total Operating Expenses             377,143   393,171   802,524  809,809
                                          --------  --------  -------- --------
Pretax Operating Income                     92,763    68,600   195,221  162,643

Other Income and Deductions
  Interest income                            5,559     5,562    11,231   11,020
  Allowance for other funds used
    during construction                      1,461       877     2,445    1,592
  Other                                      1,945    (1,245)    7,469    4,133
                                          --------  --------  -------- --------
      Total Other Income and Deductions      8,965     5,194    21,145   16,745

Interest Charges
  Interest expense                          28,452    27,840    56,849   55,952
  Allowance for borrowed funds used
    during construction                       (718)     (446)   (1,199)    (821)
                                          --------  --------  -------- --------
      Total Interest Charges                27,734    27,394    55,650   55,131

Income Taxes                                25,562    15,029    56,323   42,590
                                          --------  --------  -------- --------
Net Income                                  48,432    31,371   104,393   81,667

Preferred Stock Dividend Requirement           300       300       601      601
                                          --------  --------  -------- --------
Earnings Available for Common
  Stockholder                              $48,132   $31,071  $103,792  $81,066
                                           =======   =======  ========  =======

Note: Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.




                        WISCONSIN ELECTRIC POWER COMPANY
                             CONDENSED BALANCE SHEET
                                   (Unaudited)


                                                     June 30,    December 31,
                                                       1999          1998
                                                     --------    ------------
                                                      (Thousands of dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                    $4,939,126   $4,820,239
  Gas utility                                            532,298      523,187
  Steam utility                                           62,934       62,832
  Common utility                                         386,885      420,750
  Other property                                           7,376        7,511
  Accumulated provision for depreciation              (3,059,402)  (2,975,749)
                                                      ----------   ----------
                                                       2,869,217    2,858,770
  Construction work in progress                          129,834      109,412
  Leased facilities - net                                130,167      133,007
  Nuclear fuel - net                                      94,373       87,660
                                                      ----------   ----------
      Net Property, Plant and Equipment                3,223,591    3,188,849

Investments                                              616,489      573,859

Current Assets
  Cash and cash equivalents                               11,528       14,183
  Accounts receivable                                    165,807      166,648
  Accrued utility revenues                                91,134      129,463
  Materials, supplies and fossil fuel                    180,325      198,015
  Prepayments and other assets                            62,726       59,813
                                                      ----------   ----------
      Total Current Assets                               511,520      568,122

Deferred Charges and Other Assets
  Accumulated deferred income taxes                      196,400      190,114
  Other                                                  257,087      247,998
                                                      ----------   ----------
      Total Deferred Charges and Other Assets            453,487      438,112
                                                      ----------   ----------
Total Assets                                          $4,805,087   $4,768,942
                                                      ==========   ==========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                          $713,582     $713,582
  Retained earnings                                      998,903      984,896
                                                      ----------   ----------
      Total Common Stock Equity                        1,712,485    1,698,478
  Preferred stock                                         30,450       30,450
  Long-term debt                                       1,525,250    1,512,531
                                                      ----------   ----------
      Total Capitalization                             3,268,185    3,241,459

Current Liabilities
  Long-term debt due currently                           119,253      112,454
  Short-term debt                                        240,215      219,289
  Accounts payable                                       141,967      169,503
  Accrued liabilities                                     83,313       80,908
  Other                                                   60,403       46,574
                                                      ----------   ----------
      Total Current Liabilities                          645,151      628,728

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                      570,847      559,574
  Other                                                  320,904      339,181
                                                      ----------   ----------
      Total Deferred Credits and Other
        Liabilities                                      891,751      898,755
                                                      ----------   ----------
Total Capitalization and Liabilities                  $4,805,087   $4,768,942
                                                      ==========   ==========

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                        WISCONSIN ELECTRIC POWER COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  Six Months Ended June 30
                                                  ------------------------
                                                      1999        1998
                                                      ----        ----
                                                   (Thousands of Dollars)
Operating Activities
  Net income                                         $104,393      $81,667
  Reconciliation to cash
    Depreciation and amortization                     124,617      119,243
    Nuclear fuel expense - amortization                11,843        6,465
    Conservation expense - amortization                11,249       11,249
    Debt premium, discount &
      expense - amortization                            1,340        2,066
    Deferred income taxes - net                        (4,757)       4,359
    Investment tax credit - net                        (2,263)      (2,345)
    Allowance for other funds used
      during construction                              (2,445)      (1,592)
    Change in - Accounts receivable                       841       (4,561)
                Inventories                            17,690       10,854
                Accounts payable                      (27,536)      (5,624)
                Other current assets                   35,416       34,337
                Other current liabilities              16,234        2,889
    Other                                             (17,477)      40,087
                                                    ---------    ---------
Cash Provided by Operating Activities                 269,145      299,094

Investing Activities
  Construction expenditures                          (183,234)    (148,058)
  Allowance for borrowed funds used
    during construction                                (1,199)        (821)
  Nuclear fuel                                        (10,945)      20,283
  Nuclear decommissioning trust                       (18,718)     (17,912)
  Other                                                (5,604)        (180)
                                                    ---------    ---------
Cash Used in Investing Activities                    (219,700)    (146,688)

Financing Activities
  Sale of long-term debt                               29,444      147,903
  Retirement of long-term debt                        (12,083)      (7,145)
  Change in short-term debt                            20,926     (205,161)
  Dividends on stock - Common                         (89,786)     (89,215)
                       Preferred                         (601)        (601)
                                                    ---------    ---------
Cash Used in Financing Activities                     (52,100)    (154,219)
                                                    ---------    ---------
Change in Cash and Cash Equivalents                    (2,655)      (1,813)

Cash and Cash Equivalents at Beginning of Period       14,183       10,100
                                                      -------       ------
Cash and Cash Equivalents at End of Period            $11,528       $8,287
                                                      =======       ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                $64,046      $61,716
  Income taxes                                         62,136       48,273

The accompanying notes as they relate to Wisconsin Electric Power
Company are an integral part of these financial statements.



                          WISCONSIN ENERGY CORPORATION
                        WISCONSIN ELECTRIC POWER COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and the unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with the companies' combined 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the six months ended June 30, 1999 are not, however, necessarily indicative of the results which may be expected for the year 1999 because of seasonal and other factors.


2. Due to recent acquisitions by Wisconsin Energy, described below in Note 4, that have increased the size of Wisconsin Energy's non-utility operations and assets, Wisconsin Energy has modified its income statement and balance sheet presentations. The primary income statement modification includes reclassifying the results of non-utility operations from Other Income and Deductions to the various lines within operating income. This modification does not change net income. The primary balance sheet modification includes reclassifying non-utility property, plant and equipment and related accumulated provision for depreciation from Investments to inclusion with utility Property, Plant and Equipment. Prior year financial statements have been reclassified to the current year presentation of non-utility results of operations and financial position.


3. Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO") in a tax-free reorganization accounted for as a pooling of interests. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report.


4. In April 1999, Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest Corporation which is in turn a wholly owned subsidiary of Wisconsin Energy, acquired two fossil-fueled power plants in the State of Connecticut for $277 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest-Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. Wisvest-Connecticut, LLC financed the acquisition through the issuance of $195 million of long-term, nonrecourse notes; an equity contribution of $105 million from Wisconsin Energy; $30 million of working capital arrangements and a $25 million letter of credit facility.

    Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's long-term nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of this report for further information.


5. Wisconsin Energy, a holding company with subsidiaries in utility and non-utility businesses, has two reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Energy's reportable operating segments include a utility segment and a non-utility segment. Wisconsin Energy has changed its reportable operating segments as of June 30, 1999 as a result of a material increase in non-utility energy assets and revenues. This increase is due to the acquisition of generating assets from The United Illuminating Company as described in Note 4 above.

    The reportable utility segment includes Wisconsin Energy's two utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric
    Company.   This segment derives its revenues from electric, gas and steam operations. Electric operations engage in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Gas operations engage in the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western and northern Wisconsin. Steam operations engage in the production, distribution and sale of steam to space heating and processing customers in the Milwaukee area.

    The reportable non-utility segment derives its revenues from energy activities including independent power production and energy marketing, services and trading.

  The following table summarizes the reportable operating segments of Wisconsin Energy.


                                                       Energy
                                           ------------------------------
            Wisconsin Energy                Utility Non-Utility   Subtotal   Other (a)     Total
            ----------------                ------- -----------   --------   ---------     -----
                                                           (Thousands of Dollars)
   Three Months Ended June 30, 1999
      Operating Revenues                     $477,899    $55,750    $533,649     $5,359    $539,008
      Pretax Operating Income (Loss) (b)       94,669      8,305     102,974       (943)    102,031
   Six Months Ended June 30, 1999
      Operating Revenues                   $1,014,619    $69,789  $1,084,408    $11,317  $1,095,725
      Pretax Operating Income (Loss) (b)      198,985      4,324     203,309       (962)    202,347
   Segment Assets at June 30, 1999         $4,877,513   $529,009  $5,406,522   $331,568  $5,738,090

   Three Months Ended June 30, 1998
      Operating Revenues                     $464,967     $6,244    $471,211     $4,365    $475,576
      Pretax Operating Income (Loss) (b)       69,169       (272)     68,897     (1,114)     67,783
   Six Months Ended June 30, 1998
      Operating Revenues                     $975,649     $7,569    $983,218     $8,035    $991,253
      Pretax Operating Income (Loss) (b)      163,212     (1,441)    161,771     (1,404)    160,367
   Segment Assets at June 30, 1998         $4,670,435   $105,639  $4,776,074   $268,787  $5,044,861


     (a) Other includes non-utility real estate investment and development and non-utility investments in recycling technology.

     (b) Income tax expense, interest income and interest expense are not included in segment pretax operating income.

  Wisconsin Electric, Wisconsin Energy's principal subsidiary, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

  The following table summarizes the reportable operating segments of Wisconsin Electric.

             Wisconsin Electric                Electric      Gas        Steam     Total
             ------------------                --------      ---        -----     -----
                                                         (Thousands of Dollars)
   Three Months Ended June 30, 1999
      Operating Revenues (a)                    $416,437     $49,496     $3,973   $469,906
      Pretax Operating Income (Loss) (b)          95,034      (2,062)      (209)    92,763
   Six Months Ended June 30, 1999
      Operating Revenues (a)                    $814,111    $171,479    $12,155   $997,745
      Pretax Operating Income (b)                167,554      25,208      2,459    195,221

   Three Months Ended June 30, 1998
      Operating Revenues (a)                    $405,540     $52,414     $3,817   $461,771
      Pretax Operating Income (Loss) (b)          72,156      (3,175)      (381)    68,600
   Six Months Ended June 30, 1998
      Operating Revenues (a)                    $789,180    $171,825    $11,447   $972,452
      Pretax Operating Income (b)                139,258      20,579      2,806    162,643


   (a) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the Public Service Commission of Wisconsin ("PSCW").
        Intersegment revenues are not material.

   (b) Income tax expense, interest income and interest expense are not recorded by segment to determine segment pretax operating income.

6. In March 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued
    $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206 million of 6.85% junior subordinated debentures due March 31, 2039, issued by Wisconsin Energy. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest-Connecticut, LLC for acquisition in mid-April 1999 of two fossil-fueled power plants from The United Illuminating Company (see Note 4 above) and for repayment
    of short-term borrowings.    WEC Capital Trust I has been consolidated into
    Wisconsin Energy's financial statements.

    The interest payments, which are tax deductible by Wisconsin Energy, are reflected as distributions on preferred securities of the subsidiary trust in Wisconsin Energy's Consolidated Condensed Income Statement. Wisconsin Energy may elect to defer interest payments on the debentures for up to 20 consecutive quarters, causing corresponding distributions on the trust preferred securities to also be deferred. In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts.

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


7. In July 1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is preparing to file post trial motions in August 1999 on the grounds that the jury verdict is not supported by the evidence or the law and that the award of punitive damages was unwarranted and, in the opinion of management based in part on the advice of legal counsel, should be reversed. As such, Wisconsin Electric has recorded no reserve for potential damages from this suit. Post trial motions are scheduled to be heard in October 1999. For further information, see Item 1. Legal Proceedings - "Environmental Matters" in Part II of this report.


8. On June 27, 1999, Wisconsin Energy and WICOR, Inc., a Wisconsin corporation ("WICOR"), entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The transaction is intended to qualify as a tax-free reorganization to the extent that shares of Wisconsin Energy Common Stock are issued in the merger and will be accounted for as a purchase transaction. The merger agreement has been approved by the boards of directors of Wisconsin Energy and WICOR. Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by the shareholders of Wisconsin Energy and WICOR and by federal and state regulators. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the Spring of 2000.

    Under the terms of the merger agreement, Wisconsin Energy will acquire all of the outstanding shares of WICOR Common Stock for a fixed price of $31.50 for each WICOR share. At least 40% of the price will be paid in Wisconsin Energy Common Stock, and Wisconsin Energy has the option to increase the percentage to 60%; the balance will be paid in cash. The exchange ratio for the Wisconsin Energy Common Stock will be set based upon the average closing prices of Wisconsin Energy stock immediately prior to closing. If the average is less than $22.00 per share, Wisconsin Energy may elect to pay all cash. Each WICOR shareholder will be able to elect to receive cash, stock, or a combination thereof, subject to proration.

    For additional information, see Item 5. Other Information - "Merger Agreement With WICOR, Inc." in Part II of this report.




ITEM 2.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company, an electric, gas and steam utility. Unless qualified by their context, the terms "Wisconsin Energy" or the "Company", refer to the holding company and all of its subsidiaries when used in this document. During the first six months of 1999, approximately 91% of Wisconsin Energy's consolidated operating revenues and 96% of Wisconsin Energy's consolidated pretax operating income were attributable to Wisconsin Electric. As of June 30, 1999, approximately 83% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

See Note 2 above in Item 1. Financial Statements - "Notes to Financial Statements" for information concerning the reclassification of certain amounts in Wisconsin Energy's prior year financial statements to the current year presentation of non-utility operations.

CAUTIONARY FACTORS:   A number of forward-looking statements are included in
this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted in "Factors Affecting Results of Operations" and "Cautionary Factors" below.

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


                   RESULTS OF OPERATIONS - 1999 SECOND QUARTER

EARNINGS

During the second quarter of 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock were $49 million and $0.42, respectively, compared to $29 million and $0.25, respectively, during the second quarter of 1998. For the same periods, Wisconsin Electric's earnings increased to $48 million during 1999 compared to $31 million during 1998. A summary of contributions to Wisconsin Energy's earnings per share (basic and diluted) as well as a review of operating results during the comparative periods by the utility and non-utility business segments follows.

                                              Three Months Ended June 30
                                              --------------------------
  Earnings Per Share - Wisconsin Energy       1999      1998     % Change
  -------------------------------------       ----      ----     --------

        Utility Operations                     $0.421    $0.275      53.1%
        Non-Utility Operations
           Energy                               0.022    (0.008)    375.0%
           Other                               (0.024)   (0.013)    (84.6%)
                                              -------   -------
        Total                                  $0.419    $0.254      65.0%
                                              =======   =======


UTILITY OPERATING RESULTS

During the second quarter of 1999, Wisconsin Energy's pretax utility operating income increased $26 million or 36.9% and Wisconsin Electric's pretax operating income increased $24 million or 35.2%. An increase in electric utility gross margin as well as lower other operation and maintenance expenses contributed in large part to these increases compared to the second quarter of 1998.


Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY: Primarily due to an increase in total electric kilowatt-hour sales, total electric operating revenues increased by $16 million or 3.8% during the second quarter of 1999 compared to the second quarter of 1998. The gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $21 million or 7.1%. The following table summarizes Wisconsin Energy's total electric operating revenues, gross margin and electric kilowatt-hour sales during the second quarters of 1999 and 1998.

                                                    Three Months Ended June 30
                                                    --------------------------
  Electric Utility Operations-Wisconsin Energy      1999       1998     % Change
 ----------------------------------------------     ----       ----     --------

    Electric Gross Margin ($000)
       Electric Operating Revenues                 $424,395   $408,737     3.8%
       Fuel & Purchased Power                       112,453    117,456    (4.3%)
                                                   --------   --------
    Gross Margin                                   $311,942   $291,281     7.1%
                                                   ========   ========

    Total Electric Sales (Megawatt-hours)         7,786,654  7,213,018     8.0%


The following discussion reflects Wisconsin Electric's contribution to Wisconsin
Energy's second quarter electric utility revenues, gross margin and sales.

WISCONSIN ELECTRIC:   Wisconsin Electric's total electric operating revenues
increased by $11 million or 2.7% during the second quarter of 1999 compared to the second quarter of 1998, and the gross margin on electric operating revenues increased by $18 million or 6.1%.  Wisconsin Electric attributes these increases to lower fuel and purchased power expenses and to an increase in total electric kilowatt-hour sales during the second quarter of 1999.



                                                     Three Months Ended June 30
                                                     --------------------------
 Electric Utility Operations-Wisconsin Electric      1999       1998     % Change
                                                     ----       ----     --------
    Electric Gross Margin ($000)
       Electric Operating Revenues                  $416,437   $405,540     2.7%
       Fuel & Purchased Power                        109,269    116,000    (5.8%)
                                                    --------   --------
    Gross Margin                                    $307,168   $289,540     6.1%
                                                    ========   ========

As a result of higher availability of low cost generation during the second quarter of 1999, especially at its Point Beach Nuclear Plant, Wisconsin Electric reduced its total fuel and purchased power expenses by $7 million or 5.8% compared to the second quarter of 1998. Even with higher electric sales noted below and a 12% increase in net generation, Wisconsin Electric was able to substitute lower cost per unit generation during the three months ended June 30, 1999 for the higher cost per unit generation and power purchases used to meet its demand for electric energy during the three months ended June 30, 1998. During the second quarter of 1999, Wisconsin Electric reduced its fuel costs by 6.1%, its megawatt-hours of power purchases by 23.4% and its purchased power expenses by 5.1% compared to the same period during 1998.

Wisconsin Electric's total electric sales increased 6.9% between the comparative periods.

                                                        Three Months Ended June 30
                                                        --------------------------
  Electric Utility Operations - Wisconsin Electric     1999       1998      % Change
 ------------------------------------------------      ----       ----      --------
    Electric Sales (Megawatt-hours)
       Residential                                   1,716,795   1,666,559    3.0%
       Small Commercial/Industrial                   1,957,467   1,898,768    3.1%
       Large Commercial/Industrial                   2,945,578   2,825,904    4.2%
       Other-Retail/Municipal                          313,631     324,390   (3.3%)
       Resale-Utilities                                704,485     432,002   63.1%
                                                     ---------   ---------
    Total Electric Sales                             7,637,956   7,147,623    6.9%
                                                     =========   =========

Electric energy sales to the Empire and Tilden ore mines, Wisconsin Electric's two largest electric retail customers, increased 12.6% during the second quarter of 1999 compared to the second quarter of 1998. Excluding the Empire and Tilden ore mines, total electric sales increased 6.4% and sales to the remaining large commercial/industrial customers increased 2.0%. Sales for resale to other utilities increased 63.1% primarily due to higher opportunity sales during the second quarter of 1999.


Gas Utility Revenues, Gross Margins and Sales

Due to an increase in higher margin residential gas sales during the second quarter of 1999, Wisconsin Electric's gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased by $0.4 million or 2.1% compared to the second quarter of 1998.


                                                Three Months Ended June 30
                                               -----------------------------
  Gas Utility Operations-Wisconsin Electric      1999      1998     % Change
 ------------------------------------------      ----      ----     --------

    Gas Gross Margin ($000)
       Gas Operating Revenues                    $49,496   $52,414     (5.6%)
       Cost of Gas Sold                           27,746    31,105    (10.8%)
                                                 -------   -------
    Gross Margin                                 $21,750   $21,309      2.1%
                                                 =======   =======

Despite an increase in total gas sales, the cost of gas sold decreased by $3 million or 10.8% during the second quarter of 1999 due to a decrease in the per unit cost of purchased gas. Because changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, gas operating revenues change at the same rate as the cost of gas sold and gross margin is unaffected by such changes.

The following table summarizes Wisconsin Electric's comparative gas sales and total therm deliveries during the three months ended June 30, 1999 and 1998.

                                                Three Months Ended June 30
                                               -----------------------------
 Gas Utility Operations-Wisconsin Electric      1999      1998      % Change
-------------------------------------------     ----      ----      --------

    Gas Deliveries (000's of Therms)
       Residential                               43,707    38,331      14.0%
       Commercial/Industrial                     26,583    28,634      (7.2%)
       Interruptible                              3,882     4,798     (19.1%)
                                                -------   -------
          Total Gas Sales                        74,172    71,763       3.4%
       Transported Customer Owned Gas            75,561    82,991      (9.0%)
       Other-Interdepartmental                   17,482    26,662     (34.4%)
                                                -------   -------
    Total Gas Deliveries                        167,215   181,416      (7.8%)
                                                =======   =======

Between the comparative periods, total natural gas therm deliveries decreased 7.8% due to a significant decrease in deliveries of transported customer owned gas and in interdepartmental deliveries. However, total retail gas sales increased 3.4% during the second quarter of 1999 as a result of a 14.0% increase in higher margin sales to residential customers. Residential sales increased due to a combination of an increase in the number of residential customers and an increase in sales per residential customer.

During the second quarter of 1999, a 28.1% decrease in therm deliveries to the Whitewater Cogeneration Facility, owned by an unaffiliated independent power producer, contributed to much of the 9.0% decrease in transported customer owned gas deliveries. The Whitewater Cogeneration Facility, a gas-fired electric cogeneration plant, went into commercial operation in September 1997. Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract. Also during the second three months of 1999, total interdepartmental therm deliveries decreased 34.4%. Most interdepartmental therm deliveries are to company-owned, gas-fired generating facilities. As noted above, higher availability of company-owned, low cost generation during the second quarter of 1999, especially at Point Beach Nuclear Plant, allowed Wisconsin Electric to change its power supply mix during the second quarter of 1999 away from higher cost per unit power purchases from the Whitewater Cogeneration Facility and away from higher cost per unit company-owned, gas-fired generating facilities. Excluding deliveries to the Whitewater Cogeneration Facility as well as total interdepartmental therm deliveries, total gas deliveries increased 0.6% during the three months ended June 30, 1999 compared to the same period in 1998.

Weather was not a factor between the comparative periods. As measured by heating degree days, the second quarter of 1999 was only 0.1% colder than the second quarter of 1998. However the second quarters of 1999 and 1998 were both significantly warmer than normal.


Utility Operating Expenses

OTHER OPERATIONS AND MAINTENANCE:   Compared to the second quarter of 1998,
other operation and maintenance expenses in Wisconsin Energy's utility business segment decreased by $10 million or 6.0% during the second quarter of 1999, including an $11 million or 6.5% decrease at Wisconsin Electric. At Wisconsin Electric, nuclear non-fuel expenses decreased $21 million while administrative and general expenses increased $7 million and steam power generation expenses increased $2 million. Administrative and general expenses increased during 1999 primarily as a result of efforts to prepare for Year 2000 technology issues, various other corporate technology improvement efforts, and increased staffing. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." Steam power generation expenses increased during 1999 as a result of an increase in the number of maintenance outages at Wisconsin Electric's fossil-fuel power plants in anticipation of higher electric demand during the summer of 1999.

DEPRECIATION AND AMORTIZATION:   As a result of an increase in decommissioning
expenses at Wisconsin Electric due to higher decommissioning trust fund earnings during the second quarter of 1999, Wisconsin Energy's utility depreciation and amortization expense increased by $4 million or 6.6% and Wisconsin Electric's depreciation and amortization increased by $3 million or 5.6% compared to the second quarter of 1998.


NON-UTILITY OPERATING RESULTS

Primarily due to the mid-April 1999 acquisition of two fossil-fueled power plants in the State of Connecticut by Wisvest-Connecticut, LLC, Wisconsin Energy's pretax non-utility operating income increased by $9 million or 631.2% during the second quarter of 1999 compared to the second quarter of 1998.

                                                  Three Months Ended June 30
                                               -------------------------------
  Non-Utility Operations ($000)                  1999       1998      % Change
  -----------------------------                  ----       ----      --------

    Operating Revenues
       Independent Power Production              $36,097       $   -          -
       Energy Marketing, Trading & Services       16,776       4,100     309.2%
       Other                                       8,236       6,509      26.5%
                                                 -------     -------
          Total Operating Revenues                61,109      10,609     476.0%
    Operating Expenses
       Fuel and Purchased Power                   34,797       4,214     725.7%
       Other                                      18,950       7,781     143.5%
                                                 -------     -------
          Total Operating Expenses                53,747      11,995     348.1%
                                                 -------     -------
    Pretax Operating Income                       $7,362     ($1,386)    631.2%
                                                 =======     =======

For further information concerning Wisvest-Connecticut, LLC's recent power plant acquisitions, see Item 1. Financial Statements - "Notes To Financial Statements" in Part I of this report.

OPERATING REVENUES:   Following their acquisition, operation of the Wisvest-
Connecticut, LLC power plants resulted in $36 million of operating revenues during the second quarter of 1999 through the sale of 960,000 megawatt-hours of net generation to customers in the New England region. Increased activity during the second quarter of 1999 by Griffin Energy Marketing LLC, another wholly owned subsidiary of Wisvest Corporation ("Griffin"), contributed to a $13 million increase in operating revenues for energy marketing, trading and services compared to the second quarter of 1998.

OPERATING EXPENSES:   Fuel and purchased power expenses increased $31 million
during the second quarter of 1999 as a result of electric generation at Wisvest-Connecticut, LLC's newly acquired power plants and increased activities by Griffin. Other operating expenses increased $11 million primarily as a result of operation of Wisvest-Connecticut, LLC's plants since mid-April 1999.


OTHER ITEMS

OTHER INCOME AND DEDUCTIONS:   Due to the gain on the sale of certain properties
at Wisconsin Electric, Wisconsin Energy's and Wisconsin Electric's other net other income and deductions increased by $3 million during the second quarter of 1999 compared to the second quarter of 1998.

INTEREST CHARGES AND OTHER:   Wisconsin Energy's interest expense increased by
$5 million between the comparative periods of which $3 million is related to the acquisition of the Wisvest-Connecticut, LLC power plants in mid-April 1999.

INCOME TAXES:   Compared to the second quarter of 1999, Wisconsin Energy's income taxes increased $12 million primarily due to increased pretax income at Wisconsin Electric during the second quarter of 1999.


                    RESULTS OF OPERATIONS - 1999 YEAR-TO-DATE

EARNINGS

During the first half of 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock were $102 million and $0.88, respectively, compared to $78 million and $0.69, respectively, during the first half of 1998. For the same periods, Wisconsin Electric's earnings increased to $104 million during 1999 compared to $81 million during 1998. A summary of contributions to Wisconsin Energy's earnings per share (basic and diluted) as well as a review of operating results during the comparative periods by the utility and non-utility business segments follows.

                                             Six Months Ended June 30
                                           ----------------------------
 Earnings Per Share - Wisconsin Energy     1999       1998     % Change
 -------------------------------------     ----       ----     --------

        Utility Operations                 $0.909     $0.718     26.6%
        Non-Utility Operations
           Energy                          (0.005)    (0.017)    70.6%
           Other                           (0.023)    (0.013)   (76.9%)
                                          -------     -------
        Total                              $0.881     $0.688     28.1%
                                          =======     =======



UTILITY OPERATING RESULTS

During the first half of 1999, Wisconsin Energy's pretax utility operating income increased $36 million or 21.9% and Wisconsin Electric's pretax operating income increased $33 million or 20.0%. An increase in electric and gas utility gross margins contributed in large part to these increases compared to the first half of 1998.


Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY:   Primarily due to an increase in total 1999 electric
kilowatt-hour sales and, to a lesser extent, to a Wisconsin Electric retail electric increase effective May 1, 1998 in the Wisconsin jurisdiction, total electric operating revenues increased by $39 million or 4.9% during the first half of 1999 compared to the first half of 1998. The gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $48 million or 8.6%. The following table summarizes Wisconsin Energy's total electric operating revenues, gross margin and electric kilowatt-hour sales during the first halves of 1999 and 1998.

                                                    Six Months Ended June 30
                                                -------------------------------
Electric Utility Operations - Wisconsin Energy     1999        1998     % Change
----------------------------------------------     ----        ----     --------

    Electric Gross Margin ($000)
       Electric Operating Revenues                $830,950    $792,376    4.9%
       Fuel & Purchased Power                      218,173     227,948   (4.3%)
                                                  --------    --------
    Gross Margin                                  $612,777    $564,428    8.6%
                                                  ========    ========

    Total Electric Sales (Megawatt-hours)       15,179,859  14,170,452    7.1%


The following discussion reflects Wisconsin Electric's contribution to Wisconsin Energy's first half electric utility revenues, gross margin and sales.

WISCONSIN ELECTRIC:   Compared to the first half of 1998, Wisconsin Electric's
total electric operating revenues increased by $25 million or 3.2% during the first half of 1999 and the gross margin on electric operating revenues increased by $40 million or 7.2%. Wisconsin Electric attributes these increases to lower fuel and purchased power expenses, to an increase in total electric kilowatt-hour sales during the first half of 1999 and, to a lesser extent, to a retail electric increase, effective May 1, 1998 in the Wisconsin jurisdiction.


                                                     Six Months Ended June 30
                                                    ---------------------------
Electric Utility Operations - Wisconsin Electric     1999      1998    % Change
 -----------------------------------------------     ----      ----    --------

    Electric Gross Margin ($000)
       Electric Operating Revenues                 $814,111   $789,180   3.2%
       Fuel & Purchased Power                       211,057    226,492  (6.8%)
                                                   --------   --------
    Gross Margin                                   $603,054   $562,688   7.2%
                                                   ========   ========


As a result of the higher availability of lower cost generation during the first half of 1999 noted above, especially at its Point Beach Nuclear Plant, Wisconsin Electric reduced its total fuel and purchased power expenses by $15 million or 6.8% compared to the first half of 1998. Even with the higher electric sales noted below and a 12% increase in net generation, Wisconsin Electric was able to substitute lower cost per unit generation during the six months ended June 30, 1999 for the higher cost per unit generation and power purchases used to meet its demand for electric energy during the six months ended June 30, 1998.
During the first half of 1999, Wisconsin Electric reduced its fuel costs by 5.2%, its megawatt-hours of power purchases by 23.7% and its purchased power expenses by 10.2% compared to the same period during 1998.

Wisconsin Electric's total electric sales increased 5.4% between the comparative periods.


                                                       Six Months Ended June 30
                                                       ------------------------
Electric Utility Operations - Wisconsin Electric      1999        1998     % Change
------------------------------------------------      ----        ----     --------
    Electric Sales (Megawatt-hours)
       Residential                                   3,509,047   3,475,279     1.0%
       Small Commercial/Industrial                   3,905,902   3,744,137     4.3%
       Large Commercial/Industrial                   5,706,218   5,515,395     3.5%
       Other-Retail/Municipal                          622,871     651,112    (4.3%)
       Resale-Utilities                              1,119,984     719,134    55.7%
                                                    ----------  ----------
    Total Electric Sales                            14,864,022  14,105,057     5.4%
                                                    ==========  ==========

Electric energy sales to the Empire and Tilden ore mines increased 10.3% during the first half of 1999 compared to the first half of 1998. Excluding the Empire and Tilden ore mines, total electric sales increased 4.9% and sales to the remaining large commercial/industrial customers increased 1.7%. Sales for resale to other utilities increased 55.7% primarily due to higher opportunity sales during the first half of 1999.


Gas Utility Revenues, Gross Margins and Sales

Due to an increase in higher margin gas sales during the first half of 1999, Wisconsin Electric's gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased by $6 million or 9.4% compared to the first half of 1998.


                                                Six Months Ended June 30
                                              ----------------------------
 Gas Utility Operations - Wisconsin Electric    1999      1998    % Change
 -------------------------------------------    ----      ----    --------

    Gas Gross Margin ($000)
       Gas Operating Revenues                  $171,479  $171,825   (0.2%)
       Cost of Gas Sold                          96,606   103,406   (6.6%)
                                               --------  --------
    Gross Margin                               $ 74,873  $ 68,419    9.4%
                                               ========  ========

Despite an increase in total gas sales, the cost of gas sold decreased by $7 million or 6.6% during the first half of 1999 due to a decrease in the per unit cost of purchased gas. Because changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, gas operating revenues change at the same rate as the cost of gas sold and gross margin is unaffected by such changes.

The following table summarizes Wisconsin Electric's comparative gas sales and total therm deliveries during the six months ended June 30, 1999 and 1998.


                                                Six Months Ended June 30
                                                ------------------------
Gas Utility Operations - Wisconsin Electric    1999      1998     % Change
------------------------------------------     ----      ----     --------

    Gas Deliveries (000's of Therms)
       Residential                             195,441   172,160     13.5%
       Commercial/Industrial                   120,816   112,449      7.4%
       Interruptible                            10,495    12,509    (16.1%)
                                               -------   -------
          Total Gas Sales                      326,752   297,118     10.0%
       Transported Customer Owned Gas          183,761   182,187      0.9%
       Other - Interdepartmental                21,968    35,154    (37.5%)
                                               -------   -------
    Total Gas Deliveries                       532,481   514,459      3.5%
                                               =======   =======


Compared to the same period in 1998, total natural gas therm deliveries increased 3.5% during the first half of 1999 due in part to colder winter weather. As measured by heating degree days, the winter months of January through March 1999 were 10.8% colder than the same period in 1998. However, the winter months of 1999 were still 4.1% warmer than normal. Increased therm deliveries during the first half of 1999 were primarily to residential and commercial customers, who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes.

During the first half of 1999, therm deliveries to the Whitewater Cogeneration Facility, owned by an unaffiliated independent power producer, decreased 3.4% compared to the first half of 1998. Also during the first six months of 1999, total interdepartmental therm deliveries decreased 37.5%. As noted above, higher availability of company-owned low cost generation during the first half of 1999 allowed Wisconsin Electric to change its power supply mix during the first half of 1999 away from higher cost per unit power purchases from the Whitewater Cogeneration Facility and away from higher cost per unit company-owned, gas-fired generating facilities. Excluding deliveries to the Whitewater Cogeneration Facility as well as total interdepartmental therm deliveries, total gas deliveries increased 7.4% during the six months ended June 30, 1999 compared to the same period in 1998.


Utility Operating Expenses

OTHER OPERATIONS AND MAINTENANCE:   Compared to the first half of 1998, other
operation and maintenance expenses in Wisconsin Energy's utility business segment increased by $9 million or 2.7% during the first half of 1999, including a $6 million or 1.9% increase at Wisconsin Electric. At Wisconsin Electric, nuclear non-fuel expenses decreased $17 million while administrative and general expenses increased $16 million and steam power generation expenses increased
$4 million. Administrative and general expenses increased during 1999 primarily as a result of efforts to prepare for Year 2000 technology issues, various other corporate technology improvement efforts, and increased staffing. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." Steam power generation expenses increased during 1999 as a result of an increase in the number of maintenance outages at Wisconsin Electric's fossil-fuel power plants in anticipation of higher electric demand during the summer of 1999.

DEPRECIATION AND AMORTIZATION:   As a result of an increase in amortizable
software during 1999 at Wisconsin Electric, partially offset by a decrease in decommissioning expenses at Wisconsin Electric due to lower decommissioning trust fund earnings during the first half of 1999, depreciation and amortization expense in Wisconsin Energy's utility business segment increased by $7 million or 5.6% and Wisconsin Electric's depreciation and amortization increased by $5 million or 4.5% compared to the first half of 1998.


NON-UTILITY OPERATING RESULTS

Primarily due to the mid-April 1999 acquisition of the two fossil-fueled power plants in the State of Connecticut by Wisvest-Connecticut, LLC noted above, Wisconsin Energy's pretax non-utility operating income increased by $6 million or 218.2% during the first six months of 1999 compared to the first six months of 1998.


                                                 Six Months Ended June 30
                                                 ------------------------
    Non-Utility Operations ($000)               1999       1998     % Change
    -----------------------------               ----       ----     --------

    Operating Revenues
       Independent Power Production             $36,097      $   -          -
       Energy Marketing, Trading & Services      30,782      5,317     478.9%
       Other                                     14,227     10,287      38.3%
                                                -------    -------
          Total Operating Revenues               81,106     15,604     419.8%
    Operating Expenses
       Fuel and Purchased Power                  49,472      5,444     808.7%
       Other                                     28,272     13,005     117.4%
                                                -------    -------
          Total Operating Expenses               77,744     18,449     321.4%
                                                -------    -------
    Pretax Operating Income                     $ 3,362    ($2,845)    218.2%
                                                =======    =======


OPERATING REVENUES:   Following their acquisition, operation of the Wisvest-
Connecticut, LLC power plants resulted in $36 million of operating revenues during the first half of 1999 through the sale of 960,000 megawatt-hours of net generation to customers in the New England region. Increased activity during the first half of 1999 by Griffin contributed to a $25 million increase in operating revenues for energy marketing, trading and services compared to the first half of 1998.

OPERATING EXPENSES:   Fuel and purchased power expenses increased $44 million
during the first half of 1999 as a result of electric generation at Wisvest-Connecticut, LLC's newly acquired power plants and increased activities by Griffin. Other operating expenses increased $15 million primarily as a result of operation of Wisvest-Connecticut, LLC's plants since mid-April 1999.


OTHER ITEMS

OTHER INCOME AND DEDUCTIONS:   Due to the gain on the sale of certain properties
at Wisconsin Electric, Wisconsin Energy's and Wisconsin Electric's other net other income and deductions increased by $3 million during the first half of 1999 compared to the first half of 1998.

INTEREST CHARGES AND OTHER:   Wisconsin Energy's interest expense increased by
$7 million between the comparative periods, of which $3 million was related to the acquisition of the Wisvest-Connecticut, LLC power plants in mid-April 1999.

INCOME TAXES:   Compared to the first half of 1999, Wisconsin Energy's income taxes increased $14 million primarily due to increased pretax income at Wisconsin Electric during the first half of 1999.


                     FACTORS AFFECTING RESULTS OF OPERATIONS

ETSM PROPERTY / CITY OF WEST ALLIS LAWSUITS

See Item 1. Legal Proceedings - "Environmental Matters" below in Part II of this report for information concerning a July 1999 jury verdict against Wisconsin Electric awarding the plaintiffs $4.5 million of actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.


INDUSTRY RESTRUCTURING AND COMPETITION

MPSC ELECTRIC RESTRUCTURING:   In 1998, the Michigan Public Service Commission
("MPSC") continued to move toward implementation of direct access for retail markets beginning on January 1, 2002. In February 1998, the MPSC issued an order clarifying restructuring issues and directing Detroit Edison and Consumers Energy, the two largest utilities in the State of Michigan, to file tariff sheets and draft implementation plans for direct access. Following company submittals in late February 1998, the MPSC staff held several public meetings to discuss the plans with stakeholders. In June 1998, the two companies filed revised implementation plans reflecting some of the issues raised during the meetings. In June 1999, the Michigan Supreme Court ruled that the MPSC did not have the authority to mandate direct access plans. Detroit Edison and Consumers Energy have since indicated their willingness to proceed on a voluntary basis with commencement of a phase-in of direct access in late 1999 that will result in full access by January 1, 2002.

Following meetings with the MPSC staff and the opening of dockets to begin the process of electric restructuring for smaller Michigan utilities, these smaller utilities, including Wisconsin Electric and Edison Sault, filed proposals with the MPSC for implementing retail direct access on January 1, 2002 without a phase-in program. On February 2, 1999, the MPSC issued an order closing the above dockets, citing the progress made to date. Issues requiring further resolution will be the subject of future dockets for the smaller companies. Following the Michigan Supreme Court decision noted above, the MPSC requested that the smaller Michigan utilities provide comments in August 1999 on the court decision and on implementation of direct access programs. The MPSC is expected to address access programs for smaller utilities in late 1999.


RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings -"Rates and Regulatory Matters" in Part II of this report for information concerning 1999 test year information for Wisconsin Electric that was filed with the PSCW in July 1999 and for information concerning the non-utility asset cap to which Wisconsin Energy is subject under provisions of the State of Wisconsin's public utility holding company law.


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

The Year 2000 teams are following a structured process of inventorying and assessing potential Year 2000 problems, of remediating, testing, and certifying Year 2000 readiness and of developing and implementing Year 2000 risk management contingency plans. Although additional systems or processes may be identified as the program winds down, the Company has substantially completed an inventory of potential Year 2000 problems across all operating areas and completed its assessment of critical areas in the fourth quarter of 1998. The remediation and testing phases are currently in progress and contacts with critical third party suppliers are ongoing. Based upon an initial assessment of critical supplier Year 2000 readiness that was completed in the third quarter of 1998, the Company is continuing to implement supplier risk mitigation actions. Contact with significant customers to evaluate the potential impact of their Year 2000 actions on Wisconsin Energy will continue throughout 1999.

The Company has structured its Year 2000 program to identify, prioritize, and address critical business functions within the Company. With the exception of those projects that are dependent upon activities such as vendor delivery of upgrades or scheduled power plant maintenance outages later in 1999, the Company's core, critical business functions are "Year 2000 Ready." However, additional refinements and testing will continue through the end of 1999. Based upon the Nuclear Energy Institute's standard definition, which has been adopted by Wisconsin Energy, "Year 2000 Ready" systems or applications will be suitable for continued use into the Year 2000 even though the system or application may not be fully "Year 2000 Compliant."

Wisconsin Electric participates in monthly reporting conducted by the North American Electric Reliability Council ("NERC"). As of June 30, 1999, Wisconsin Electric reported to NERC the readiness of those critical systems needed to support the generation, transmission and distribution of electricity with minor exceptions consisting of previously tested upgrades scheduled for implementation during fall maintenance activities.

POTENTIAL RISKS AND CONTINGENCY PLANNING:   The Company is continuing an ongoing
process of assessing potential Year 2000 risks and uncertainties. Internal and external risks are included in the Company's assessment and identification of mitigation strategies. Wisconsin Energy expects to successfully mitigate its controllable internal Year 2000 problems.

For its core operation, Wisconsin Energy also relies upon third parties such as other power providers to and operators of the integrated electric transmission and distribution grid, fuel suppliers, producers of natural gas and suppliers of interstate natural gas transportation services, and providers of external infrastructure such as telecommunications, municipal sewer and water as well as emergency services. Failure of these critical third parties to identify and remediate their Year 2000 problems could have a material impact on the Company's operation and financial condition. The Company's Year 2000 program is structured to identify, assess and mitigate these third party risks where possible. At this time, Wisconsin Energy believes that mitigation efforts will be successful.

As part of its normal business practice, the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems. During 1999, Wisconsin Energy is using this experience as a basis for the development and implementation of Year 2000 related contingency and business continuity plans. As part of this effort, the Company is coordinating its Year 2000 readiness program with various trade associations and industry groups and is working with the Mid-America Interconnected Network, Inc. ("MAIN"), NERC, the Wisconsin Reliability Assessment Organization and the New England Pool ("NEPOOL") to develop and implement regional electric reliability contingency plans. Wisconsin Electric is participating with other utilities in MAIN to develop reasonably likely worst case scenarios for the region. Scenarios that have been jointly identified and assessed are:

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

FINANCIAL IMPLICATIONS:   Wisconsin Energy currently estimates that it will
incur $40 million of expenses during 1998 through 2000 for its Year 2000 program of which $26 million has been incurred as of June 30, 1999. In addition, the Company expects to capitalize costs of approximately $18 million to replace certain existing infrastructure and process control systems of which $16 million has been capitalized as of June 30, 1999.

For additional information concerning Year 2000 Technology Issues, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations in Part I of Wisconsin Energy's and Wisconsin Electric's combined quarterly Report on Form 10-Q for the period ended March 31, 1999.

The discussion above includes many forward looking statements concerning potential schedules, plans, costs, risks and uncertainties facing Wisconsin Energy as a result of the Year 2000 problem. Based upon its activities to date, the Company expects to successfully implement the remaining actions necessary to become "Year 2000 Ready" by the end of 1999. However, the Year 2000 problem has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise. Unanticipated factors while implementing the changes necessary to mitigate
Year 2000 problems, including the ongoing availability and costs of trained personnel, the ability to locate and correct all relevant codes in computer and embedded systems, or the failure of critical third parties to communicate about and to mitigate their Year 2000 problems could result in unanticipated interruptions in certain core business activities or operations of Wisconsin Energy.


MARKET RISKS

INTEREST RATE RISK:   Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's long-term nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations. The variable rate debt is based upon a three-month LIBOR rate; the fixed rated debt is 5.99%. The notional amounts parallel a portion of the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of Wisvest-Connecticut, LLC's interest rate swaps was $77.5 million at June 30, 1999. This notional amount decreases on a quarterly basis over the remaining term of the agreement. The difference between the amounts paid and received under the interest rate swap is accrued as interest rates change and is recorded as an adjustment to interest expense over the life of the hedged agreement.

The fair value of the interest rate swap is the amount that Wisvest-Connecticut, LLC would receive or pay to terminate the outstanding contract at the reporting date. Wisvest-Connecticut, LLC would have received $1.2 million to terminate the contract at June 30, 1999. A 10% increase or decrease in the market value of the swap would change this amount by approximately $0.1 million.


OUTLOOK

EARNINGS:   Results during the first half of 1999 indicate that the Company is on course to meet currently anticipated earnings in the range of $1.85 to $2.05 per share during 1999. This earnings forecast is a forward-looking statement subject to certain risks, uncertainties and assumptions. Actual results may materially vary. Factors that could cause actual results to differ materially include, but are not limited to: business and competitive conditions in the energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs; and the economy, weather, the restructuring of the electric and gas utility industries, and unforeseen problems with non-utility diversification efforts. See "Cautionary Factors" below.


MERGER AGREEMENT WITH WICOR, INC.

On June 27, 1999, Wisconsin Energy and WICOR entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The transaction is intended to qualify as a tax-free reorganization to the extent that shares of Wisconsin Energy Common Stock are issued in the merger and will be accounted for as a purchase transaction. The merger agreement has been approved by the boards of directors of Wisconsin Energy and WICOR. Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by the shareholders of Wisconsin Energy and WICOR and by federal and state regulators. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the spring of 2000. For additional information, see Item 5. Other Information - "Merger Agreement With WICOR, Inc." in Part II of this report.


                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities totaled
$229 million at Wisconsin Energy and $269 million at Wisconsin Electric during the first six months of 1999. This compares to $255 million at Wisconsin Energy and $299 million at Wisconsin Electric during the same period in 1998.

INVESTING ACTIVITIES:   Net investing activities totaled $573 million at
Wisconsin Energy and $220 million at Wisconsin Electric during the first half of 1999 compared to $175 million at Wisconsin Energy and $147 million at Wisconsin Electric during the same period in 1998. In April 1999, Wisvest-Connecticut, LLC completed the acquisition of two fossil-fueled power plants for $277 million from The United Illuminating Company. For additional information, see the "Notes To Financial Statements" above in Part I of this report. Remaining investments during the first half of 1999 included $237 million for the acquisition or construction of new or improved facilities of which $183 million was for a number of projects related to utility plant at Wisconsin Electric. During the first six months of 1999, Wisconsin Electric recorded $19 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and $11 million for the acquisition of nuclear fuel.

FINANCING ACTIVITIES:   During the first half of 1999, Wisconsin Energy received
a net of $363 million through financing activities compared to using a net of $85 million for financing activities during the first half of 1998. Wisconsin Electric used a net of $52 million for financing activities during the first six months of 1999 compared to using a net of $154 million for financing activities during the first six months of 1998.

On March 25, 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued
$200 million of 6.85% trust preferred securities due March 31, 2039. WEC Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase corresponding junior subordinated debentures due
March 31, 2039 from Wisconsin Energy. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest-Connecticut, LLC for acquisition in mid-April 1999 of the two fossil-fueled power plants from The United Illuminating Company and for repayment of short-term borrowings. For additional information concerning the acquisition of The United Illuminating Company's electric generating plants and related financing, see the "Notes To Financial Statements" above in Part I of this report.

During the six months ended June 30, 1999, Wisconsin Energy issued 1,385,878 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $37 million.

CAPITAL REQUIREMENTS AND RESOURCES:   Capital requirements for the remainder of
1999 are expected to be principally for construction expenditures and for other investments, for long-term debt maturity and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. These cash requirements are expected to be met through a combination of several of the following resources: internal sources of funds from operations, short-term borrowings, the issuance of intermediate or long-term debt, the issuance of additional trust preferred securities, and proceeds from the sale of new issue common stock under Wisconsin Energy's stock plans. Wisconsin Electric plans to issue up to $150 million of debentures during the remainder of 1999.

Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis, primarily in the areas of power generation development and acquisitions, waste to energy recycling technologies and real estate investments. The Company may make further investments and/or acquisitions from time to time.

With respect to the pending acquisition of WICOR, Inc., Wisconsin Energy plans to fund the portion of the WICOR acquisition price not paid with Wisconsin Energy Common Stock from bank borrowing arrangements or from securities to be issued in the capital markets. The amount and timing of bank borrowings and securities to be issued in the capital markets have not yet been determined. For additional information concerning the merger with WICOR, see Item 5. Other Information - "Merger Agreement with WICOR, Inc." in Part II of this report.

Wisconsin Electric currently has senior secured debt ratings of AA+ by Standard & Poors Corporation ("S&P") and Duff & Phelps Inc. ("D&P"), Aa2 by Moody's Investors Service ("Moody's") and AA by Fitch Investors Service ("Fitch"). In addition, Wisconsin Electric currently has unsecured debt ratings of AA by S&P and D&P, Aa3 by Moody's and AA- by Fitch. Wisconsin Electric's preferred stock has ratings of AA- by S&P and Fitch, aa3 by Moody's and AA by D&P. Moody's has assigned a rating on Wisconsin Energy Capital Corporation's unsecured debt of A1 and S&P an AA. Wisconsin Energy's and Wisconsin Electric's commercial paper are rated A-1+ by S&P and P-1 by Moody's. D&P has rated Wisconsin Energy and Wisconsin Electric commercial paper D-1 and D-1+, respectively. The Trust Preferred securities of WEC Capital Trust I are rated A by D&P, a1 by Moody's and A+ by S&P. Following the announcement of the proposed merger with WICOR, D&P, Fitch and Moody's affirmed their previous ratings of Wisconsin Energy's and Wisconsin Electric's securities and S&P placed its ratings of certain of Wisconsin Energy's securities on credit watch with negative implications.

At June 30, 1999, Wisconsin Energy had $383 million of unused lines of bank credit on a consolidated basis of which $128 million was at Wisconsin Electric. Effective with the August 1999 renewal of its commercial paper agreement, Wisconsin Energy's unused lines of bank credit totaled $433 million on a consolidated basis with $128 million attributable to Wisconsin Electric.

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


OPERATING, FINANCIAL AND INDUSTRY FACTORS

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's, Edison Sault's or Wisvest-Connecticut, LLC's generating facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Electric or other subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

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

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and
   customers; the cyclical nature of property   values that could affect real
   estate investments; risks associated with international investments, including foreign currency valuations; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

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


BUSINESS COMBINATION FACTORS

* Consummation of the merger with WICOR, which will have a significant effect on the future operations and financial position of Wisconsin Energy. Specific factors include:

    *   The ability to obtain the requisite approvals of shareholders.

    * Regulatory delays or conditions imposed by regulatory bodies in approving the merger, or adverse regulatory treatment of the merger.

    * Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR, or unexpected difficulties or delays in realizing anticipated net cost savings or receiving regulatory authorization to retain the benefit of those savings for the shareholders of the combined company.

    * Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including Wisconsin's public utility holding company law, which could limit Wisconsin Energy's or WICOR's diversification and growth opportunities after the merger or require Wisconsin Energy or WICOR to divest of certain existing non-utility assets.

Wisconsin Energy and Wisconsin Electric undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of an interest rate swap agreement recently entered into by Wisvest-Connecticut, LLC, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I above of this report. For information concerning Wisconsin Energy's and Wisconsin Electric's other market risk exposures, see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in
Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998.



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in
Part I of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998 and Item 1. Legal Proceedings in
Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the period ended March 31, 1999.


                          RATES AND REGULATORY MATTERS

2000 TEST YEAR:   The Public Service Commission of Wisconsin requires that rate cases be conducted once every two years. On July 6, 1999, Wisconsin Electric provided the PSCW with its biennial year-end financial information for 1999 and 2000. In that filing, Wisconsin Electric is not seeking any changes in rates for electric, natural gas or steam service. Also in that filing, Wisconsin Electric indicated that by September 1, 1999, should any rate changes be required, it will file rate changes incorporating performance-based measures and incentives as an alternative to cost of service ratemaking.

NON-UTILITY ASSET CAP:   Wisconsin Energy is subject to certain current
restrictions which may limit diversification into non-utility activities. Under a formula included in the provisions of Wisconsin's public utility holding company law, the sum of the assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. Wisconsin Energy reports to the PSCW regarding the net book value of its non-utility affiliates as of December 31 of each year. At December 31, 1998, the net book value of the assets of Wisconsin Energy's non-utility affiliates was approximately 12% of the net book value of all of Wisconsin Energy's electric utility affiliates. At June 30, 1999 (after acquisition of the United Illuminating generating assets by Wisvest-Connecticut, LLC), the assets of Wisconsin Energy's non-utility affiliates approximated 21% of the assets of its public utility affiliates.

Wisconsin Energy is currently working with a broad-based group in an effort to modify the asset cap provisions of Wisconsin's public utility holding company law. Recently, the governor of the State of Wisconsin proposed in his budget that a voluntary state electric transmission company ("Transco") be set up by November 2000 that would be part of the Midwest Independent System Operator ("Midwest ISO"). Under the terms of the proposal, if a utility in a holding company system transferred electric transmission facilities and rights of way to the Transco and committed to certain spending levels for low-income residents and for conservation programs, non-utility entities in the same holding company system could increase certain types of energy-related assets without counting against the asset cap. Asset cap limits would continue to apply to other non-utility operations. The matter is pending in the Wisconsin State Legislature. Wisconsin Electric has indicated that it would transfer its electric transmission assets to such a Transco and is an active participant in the Midwest ISO. However, there can be no assurance that the current asset cap restrictions will be modified or that the restrictions will not affect Wisconsin Energy's future non-utility diversification activities.


                              ENVIRONMENTAL MATTERS

ETSM PROPERTY/CITY OF WEST ALLIS LAWSUIT:   As previously reported, iron
cyanide-bearing wastes, believed to be manufactured gas plant process wastes, were found at two sites in West Allis, Wisconsin. One site is on property formerly owned by Kearney & Trecker Corporation, which was sold to others, including Wisconsin Electric prior to the discovery of the wastes. The other is the "Greenfield Avenue" site owned by the City of West Allis. Several years ago materials were removed from the Kearney & Trecker site, with Wisconsin Electric and the other current owners paying for disposal of materials found on their respective portions of the site.

On July 25, 1996, Giddings & Lewis Inc., Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against Wisconsin Electric, alleging that Wisconsin Electric was responsible for the deposition of the material and liable to the plaintiffs. Investigations into the potential source of the waste lead Wisconsin Electric to believe that it was not the source of this waste.

A trial was held and on July 14, 1999, a jury verdict was rendered against Wisconsin Electric awarding the plaintiffs $4.5 million as actual damages for clean-up costs and loss of property value. The jury further awarded the plaintiffs $100 million in punitive damages against Wisconsin Electric.

Post-trial motions are scheduled to be heard in October 1999. Wisconsin Electric is preparing to file post trial motions on the grounds that the jury verdict is not supported by the evidence or the law and that the award of punitive damages was unwarranted and, in the opinion of management, based in part on the advice of legal counsel, should be reversed. As such, Wisconsin Electric has recorded no reserve for potential damages from this suit. Wisconsin Electric also intends to take all other actions available to have the verdict overturned.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          WISCONSIN ENERGY CORPORATION

At Wisconsin Energy's 1999 Annual Meeting of Stockholders held on June 2, 1999, the board of directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.


Election of Directors for Terms Expiring in 2002
------------------------------------------------

  Name of Nominee               For                 Withheld
  ---------------             ------                --------

   Richard A. Abdoo    95,750,519  (96.8%)      3,185,893 (3.2%)
   John F. Ahearne     96,507,689  (97.5%)      2,428,723 (2.5%)
   Julia B. North      96,443,857  (97.5%)      2,492,555 (2.5%)


Of 116,295,956 voting shares outstanding as of the March 25, 1999 record date for the annual meeting, 98,936,412 shares (85.1% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of directors whose terms as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated April 16, 1999 with respect to the 1999 Annual Meeting of Stockholders.


                        WISCONSIN ELECTRIC POWER COMPANY

At Wisconsin Electric's 1999 Annual Meeting of Stockholders held on May 26, 1999 for which Wisconsin Electric did not solicit proxies, ten incumbent directors, as listed in Wisconsin Electric's Information Statement dated April 22, 1999, were elected for one year terms. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in Wisconsin Electric's Information Statement.



ITEM 5. OTHER INFORMATION

                        MERGER AGREEMENT WITH WICOR, INC.

As previously reported, on June 27, 1999, Wisconsin Energy and WICOR, Inc., a Wisconsin corporation [NYSE: WIC], entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. WICOR is a diversified holding company with investments in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR will become a wholly owned subsidiary of Wisconsin Energy. The merger agreement has been approved by the boards of directors of Wisconsin Energy and WICOR.

Under the terms of the agreement, Wisconsin Energy will acquire all of the outstanding shares of WICOR Common Stock for a fixed price of $31.50 for each WICOR share. At least 40% of the price will be paid in Wisconsin Energy Common Stock, and Wisconsin Energy has the option to increase the percentage to 60%; the balance will be paid in cash. The exchange ratio for the Wisconsin Energy Common Stock will be set based upon the average closing prices of Wisconsin Energy stock immediately prior to closing. If the average is less than $22.00 per share, Wisconsin Energy may elect to pay all cash. Each WICOR shareholder will be able to elect to receive cash, stock, or a combination thereof, subject to proration.

It is anticipated that Wisconsin Energy will maintain its normal quarterly dividend of $0.39 and dividend payment schedule following completion of the transaction. Both Wisconsin Energy and WICOR will maintain their current dividend policy until the close of the transaction.

Following the merger, Mr. Richard A. Abdoo will continue as chairman of the board, president and CEO of Wisconsin Energy, and Mr. George E. Wardeberg, currently chairman and CEO of WICOR, will become vice chairman of the board of Wisconsin Energy. Mr. Wardeberg will continue in this position for 24 months, after which he plans to retire. Following Mr. Wardeberg's retirement, he will remain a member of Wisconsin Energy's board of directors. After closing, in addition to Mr. Wardeberg, one other member of the current WICOR board will join Wisconsin Energy's board of directors.

Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by the shareholders of Wisconsin Energy and WICOR, approval by the PSCW, approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the Spring of 2000.

Assuming timely realization of estimated cost savings and avoidances expected to result from the merger, and assuming favorable regulatory treatment, Wisconsin Energy expects the business combination to result in increased earnings per share beginning in the first full year following the merger. While no definitive synergies study has been done, net merger-related cost savings are anticipated to be approximately $35 million annually beginning in the first full year after the merger. Savings are expected from lower costs for fuel, materials and services through enhanced purchasing power, elimination of duplication through attrition, and through sharing of resources. Additional cost savings are anticipated from logical consolidation of common functions over time as well as from savings in areas such as insurance and regulatory costs and legal, audit and consulting fees. In its merger application, Wisconsin Energy has asked the PSCW to permit it to recover the portion of the acquisition premium that Wisconsin Energy will pay in the merger which is attributable to WICOR's regulated utility assets. Recovery of the acquisition premium would not require any increase in rates. Instead, Wisconsin Energy is requesting that it be allowed to retain the anticipated net cost savings that result from the merger over a period of time adequate to recover the acquisition premium it is paying to make those savings possible.

On July 2, 1999, an action was filed by a shareholder of WICOR in the Circuit Court of Milwaukee County, Wisconsin against WICOR, all of the members of its board of directors, and Wisconsin Energy. The complaint alleges that the consideration to be received by WICOR shareholders in the proposed merger is inadequate and unfair to WICOR shareholders. The complaint also alleges that Wisconsin Energy aided, abetted and assisted in the alleged breaches of the fiduciary duties of the individual defendants. The complaint seeks certification as a class action on behalf of all WICOR shareholders, an injunction against proceeding with the merger, an auction or open bidding process for the sale of WICOR, and unspecified damages. On August 11, 1999, the shareholder plaintiff filed a motion requesting a preliminary injunction to enjoin a new WICOR, Inc. Shareholder Rights Plan adopted on July 27, 1999. In conjunction with the motion, the shareholder plaintiff is also seeking expedited discovery and an expeditious decision on the motion. WICOR and Wisconsin Energy believe that the complaint and the injunction request are without merit and intend to pursue a vigorous defense.


UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma combined condensed financial information for the combined company after the merger are based upon the historical consolidated financial statements of Wisconsin Energy and WICOR, combined and adjusted to give effect to the merger and related transactions (including the related financing), as described in the notes to this information. Certain amounts in the WICOR financial statements have been reclassified to conform to Wisconsin Energy's presentation. This information should be read in conjunction with the historical financial statements and related notes of Wisconsin Energy and WICOR. The allocation of the estimated cost savings from the merger, net of costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs (other than estimated debt issue costs) are reflected in the unaudited pro forma combined condensed income statement information.

The unaudited pro forma combined condensed income statements for the year ended December 31, 1998 and for the six months ended June 30, 1999 and 1998 present the results for Wisconsin Energy and WICOR as if the merger had occurred on January 1, 1998. The unaudited pro forma combined condensed balance sheet as of June 30, 1999 gives effect to the merger as of that date.

We have assumed that the merger consideration will consist of 40% stock and 60% cash and have described in the footnotes the pro forma differences that would occur should the merger consideration consist of either 60% stock and 40% cash or of 100% cash. We have also assumed (a) the exercise prior to the merger of all outstanding options to purchase WICOR Common Stock; and (b) that the exchange ratio is 1.2569 Wisconsin Energy shares per each WICOR share, which is $31.50 divided by the $25.0625 closing price of Wisconsin Energy Common Stock on June 30, 1999. The actual exchange ratio will depend upon the average closing prices of Wisconsin Energy Common Stock on the New York Stock Exchange during a valuation period consisting of the 10 trading days ending with the fifth trading day prior to the merger. Therefore, the actual exchange ratio will not be determined until shortly before the closing.

The pro forma adjustments are based upon preliminary estimates, information currently available and assumptions that management believes are reasonable under the circumstances. Wisconsin Energy's actual consolidated financial statements will reflect the results of the merger on and after its effective date rather than the dates indicated above. You should not rely on the unaudited combined condensed pro forma financial data as an indication of the results of operations or financial position that would have been achieved if the merger had taken place earlier nor an indication of the results of operations or financial position of the combined company after completion of the merger.

The merger will be accounted for by the purchase method and, therefore, the assets and liabilities of WICOR will be recorded at their fair values. The excess of the purchase price over the fair value of the net assets at the effective time of the merger will be recorded as goodwill. Allocations included in the pro forma information are based upon analysis which is not yet completed. Accordingly, the final allocation of the purchase price may differ, perhaps significantly, from the amounts shown in this pro forma information.



                          WISCONSIN ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                       REFLECTING COMPLETION OF THE MERGER
                         Six Months Ended June 30, 1999
                                         Wisconsin               Pro Forma        Pro Forma
                                        Energy (a)   WICOR      Adjustments        Combined
                                        ----------   ------     -----------       ---------
                                             (In Thousands, Except Per Share Amounts)

Operating Revenues                      $1,095,725 $529,573         $      -     $1,625,298

Operating Expenses
    Fuel                                   164,944        -                -        164,944
    Purchased power                        102,701        -                -        102,701
    Cost of gas sold                        96,606  159,380                -        255,986
    Cost of goods sold                         -    178,788                -        178,788
    Other operation and maintenance        360,855  103,599              500 (c)
                                                                       1,757 (b)    466,711
    Depreciation and amortization          131,399   18,313            8,616 (d)
                                                                       4,350 (e)    162,678
    Property and revenue tax                36,873    4,223           (1,757)(b)     39,339
                                        ----------  -------       ----------      ---------
Pretax Operating Income                    202,347   65,270          (13,466)       254,151

Other Income and Deductions                 23,434     (119)               -         23,315

Interest Charges and Other                 (69,514)  (8,173)         (22,835)(f)   (100,522)
                                        ----------  -------        ---------      ---------

Income Before Income Taxes                 156,267   56,978          (36,301)       176,944

Provision (Benefit) for Income Taxes        53,853   22,120          (10,520)(g)     65,453
                                        ----------  -------        ---------       --------

Net Income                                $102,414  $34,858         ($25,781)      $111,491
                                        ==========  =======        =========       ========

Weighted Average Common Shares             116,272                    20,348 (h)    136,620

Earnings Per Share (Basic and Diluted)       $0.88                                    $0.82 (i)


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.

                          WISCONSIN ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                       REFLECTING COMPLETION OF THE MERGER
                         Six Months Ended June 30, 1998
                                         Wisconsin             Pro Forma        Pro Forma
                                        Energy (a)    WICOR   Adjustments       Combined
                                        ----------    ------  ------------     ----------
                                              (In Thousands, Except Per Share Amounts)

Operating Revenues                        $991,253   $523,206     $      -     $1,514,459

Operating Expenses
    Fuel                                   154,108          -            -        154,108
    Purchased power                         79,283          -            -         79,283
    Cost of gas sold                       103,406    171,498            -        274,904
    Cost of goods sold                           -    174,818            -        174,818
    Other operation and maintenance        340,792     97,770          500 (c)
                                                                     1,888 (b)    440,950
    Depreciation and amortization          122,021     17,404        8,616 (d)
                                                                     4,350 (e)    152,391
    Property and revenue tax                31,276      4,827       (1,888)(b)     34,215
                                          --------   --------      -------      ----------
Pretax Operating Income                    160,367     56,889      (13,466)       203,790

Other Income and Deductions                 15,824      1,666            -         17,490

Interest Charges and Other                 (58,964)    (8,585)     (22,835)(f)    (90,384)
                                          --------   --------      -------      ----------

Income Before Income Taxes                 117,227     49,970      (36,301)       130,896

Provision (Benefit) for Income Taxes        39,325     18,983      (10,520)(g)     47,788
                                          --------   --------     --------      ----------

Net Income                                 $77,902    $30,987     ($25,781)       $83,108
                                          ========   ========     ========       ========

Weighted Average Common Shares             113,279                  20,348 (h)    133,627

Earnings Per Share (Basic and Diluted)       $0.69                                  $0.62 (i)


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.

                          WISCONSIN ENERGY CORPORATION
             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                       REFLECTING COMPLETION OF THE MERGER
                          Year Ended December 31, 1998
                                         Wisconsin              Pro Forma          Pro Forma
                                        Energy (a)    WICOR    Adjustments         Combined
                                         ---------   ------    -----------         ---------
                                             (In Thousands, Except Per Share Amounts)

Operating Revenues                       $2,039,433  $944,183     $      -         $2,983,616

Operating Expenses
    Fuel                                    308,385         -            -           308,385
    Purchased power                         177,852         -            -           177,852
    Cost of gas sold                        175,475   295,601            -           471,076
    Cost of goods sold                            -   329,248            -           329,248
    Other operation and maintenance         691,535   190,674        1,000 (c)
                                                                     3,295 (b)       886,504
    Depreciation and amortization           248,337    35,038       17,232 (d)
                                                                     8,700 (e)       309,307
    Property and revenue tax                 63,095     9,039       (3,295)(b)        68,839
                                         ----------  --------     --------         ---------
Pretax Operating Income                     374,754    84,583      (26,932)          432,405

Other Income and Deductions                  26,765     3,706            -            30,471

Interest Charges and Other                 (121,221)  (16,746)     (45,669)(f)      (183,636)
                                         ----------  --------    ---------         ---------

Income Before Income Taxes                  280,298    71,543      (72,601)          279,240

Provision (Benefit) for Income Taxes         92,166    26,048      (21,040)(g)        97,174
                                         ----------  --------    ---------         ---------

Net Income                                 $188,132   $45,495     ($51,561)         $182,066
                                         ==========  ========     ========         =========

Weighted Average Common Shares              114,315                 20,348 (h)       134,663

Earnings Per Share (Basic and Diluted)        $1.65                                    $1.35 (i)

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.

                          WISCONSIN ENERGY CORPORATION
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                       REFLECTING COMPLETION OF THE MERGER
                                  June 30, 1999
                                                      Wisconsin             Pro Forma      Pro Forma
                                                      Energy (a)   WICOR   Adjustments      Combined
                                                      ---------- -------  -----------     ----------
                                                                    (In Thousands)
                       Assets
                       ------
Property, Plant & Equipment                          $3,798,985   $445,976    $87,000  (j)  $4,331,961

Other Property and Investments                          864,800          -      7,737  (b)     872,537

Current Assets
  Cash & cash equivalents                                35,369      8,752          -           44,121
  Accounts receivable-net, including
    accrued utility revenues                            305,882    162,480          -          468,362
  Materials, supplies and inventory                     209,852    102,915     12,700  (j)
                                                                                6,798  (b)     332,265
  Prepayments and other current assets                   79,988     32,939     (6,798) (b)     106,129
                                                      ----------  --------   --------        ----------
      Total Current Assets                              631,091    307,086     12,700          950,877

Deferred Charges and Other Assets
  Goodwill                                                    -     83,024    689,297  (k)     772,321
  Regulatory assets                                     208,384     56,082          -          264,466
  Accumulated deferred income taxes                     206,010          -     20,056  (b)     226,066
  Other assets, including prepaid pension costs         107,307     90,687     54,900  (l)
                                                                               (7,737) (b)     245,157
                                                      ---------   --------   --------        ---------
      Total Deferred Charges and Other Assets           521,701    229,793    756,516        1,508,010
                                                     ----------   --------   --------        ---------
Total Assets                                         $5,816,577   $982,855   $863,953       $7,663,385
                                                      =========   ========   ========        =========

           Capitalization and Liabilities
           ------------------------------
Capitalization
  Common stock equity                                 $1,951,907  $423,826    $80,135  (m)  $2,455,868
  Preferred stock                                         30,450         -          -           30,450
  Long-term debt                                       1,979,368   204,524    722,062  (m)   2,905,954
  Wisconsin Energy obligated redeemable
    preferred securities of subsidiary trust             200,000         -          -          200,000
                                                      ----------  --------   --------       ----------
      Total Capitalization                             4,161,725   628,350    802,197        5,592,272

Current Liabilities
  Short-term debt, including long-term
    debt due currently                                   403,842    19,209          -          423,051
  Accounts payable                                       162,182    73,999          -          236,181
  Accrued liabilities and other                          152,522    92,451     20,500  (j)     265,473
                                                      ----------  --------   --------       ----------
      Total Current Liabilities                          718,546   185,659     20,500          924,705

  Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                      582,080    49,347     68,900  (j)
                                                                               20,056  (b)     720,383
  Regulatory liabilities                                 142,478    29,553       -             172,031
  Other, including postretirement benefit obligation     211,748    89,946    (47,700) (j)     253,994
                                                      ----------  --------   --------       ----------
      Total Deferred Credits and Other Liabilities       936,306   168,846     41,256        1,146,408
                                                      ----------  --------   --------       ----------
Total Capitalization and Liabilities                  $5,816,577  $982,855   $863,953       $7,663,385
                                                      ==========  ========   ========       ==========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.


                          WISCONSIN ENERGY CORPORATION
                          NOTES TO UNAUDITED PRO FORMA
                    COMBINED CONDENSED FINANCIAL INFORMATION
                                 (In Thousands)


The unaudited pro forma financial information gives effect to the acquisition by Wisconsin Energy of WICOR in a transaction to be accounted for as a purchase.

Wisconsin Energy's Unaudited Pro Forma Combined Condensed Financial Information assumes the WICOR acquisition occurred (1) as of January 1, 1998, for purposes of the Unaudited Pro Forma Combined Condensed Income Statements and (2) on
June 30, 1999 for purposes of the Unaudited Pro Forma Combined Condensed Balance Sheet.

a. Due to recent acquisitions by Wisconsin Energy that have increased the size of Wisconsin Energy's non-utility operations, Wisconsin Energy has modified its income statement and balance sheet presentations. The primary modification includes reclassifying the results of the non-utility operations from Other Income and Deductions to the various lines within operating income (i.e. Operating Revenues and Operating Expenses). This modification does not change net income. The primary balance sheet modification includes reclassifying the non-utility property, plant and equipment and related accumulated provision for depreciation from investments to inclusion with utility property, plant and equipment. This modification does not change total assets.

b. Reclassification of amounts to conform the companies' historical presentation.

c. Based upon revised actuarial information, WICOR's annual pension income will increase by $1.5 million and will be offset by an additional $2.5 million of annual postretirement benefit expense.

d. Amortization of goodwill over 40 years
   ($689.3 million/40 years = $17.2 million per year or $4.3 million per quarter).

e. Additional depreciation resulting from the increased fair value of machinery, equipment and buildings acquired based on estimated useful lives of 10 years ($87 million/10 years = $8.7 million per year or $2.2 million per quarter).

f. Incremental interest expense based upon an assumed rate of 6.25%
   ($722.1 million x 6.25% = $45.1 million per year or $11.3 million per quarter). A 1/8 percent increase (or decrease) in the interest rate would increase (or decrease) annual interest expense by approximately
   $0.9 million. Estimated debt issue cost of $5.4 million will be amortized over ten years.

g. Reduction of income taxes relating to the foregoing adjustments.

h. Shares to be issued assuming the purchase price is paid with 40% stock, including outstanding stock options. The closing price of Wisconsin Energy's Common Stock on June 30, 1999 was $25-1/16.

i. Assuming the purchase price is paid with 100% cash or 60% stock and 40% cash, pro forma earnings per share for the year ended December 31, 1998 would approximate $1.42 and $1.33 per share, respectively. Assuming the purchase price is paid with 100% cash or 60% stock and 40% cash, pro forma earnings per share would approximate $0.87 and $0.79 for the six months ended June 30, 1999, respectively, and $0.64 and $0.61 per share, respectively, for the six months ended June 30, 1998.

j. Adjustments to net assets of WICOR to reflect fair value, purchase accounting adjustments and related tax effects.

k. The excess of cost over fair value of net assets acquired resulting from the preliminary purchase price allocation is assumed to be as follows:

   Pro forma purchase price                                            $1,220,623
   Pro forma historical net book value of assets acquired                 423,826
                                                                       ----------
   Excess of purchase price over net book value of assets acquired        796,797
   Allocated to:
      Inventories                                                         (12,700)
      Property, plant and equipment                                       (87,000)
      Prepaid pension asset                                               (49,500)
      Deferred tax liabilities                                             68,900
      Other current liabilities                                            20,500
      Postretirement obligation                                           (47,700)
                                                                       ----------
      Remaining excess of cost over fair value of net assets
        acquired (goodwill)                                              $689,297
                                                                       ==========

  The foregoing preliminary purchase price allocation is based on available information and certain assumptions Wisconsin Energy considers reasonable. The final purchase price allocation will be based upon a determination of the fair value of the net assets acquired at the date of the acquisition. The final purchase price allocation may differ from the preliminary allocation.

l. Amount consists of an adjustment of $49.5 million to fair value WICOR's prepaid pension asset and $5.4 million in estimated debt issue costs.

m. Purchase price is assumed to be financed with 40% stock and 60% debt.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in the applicable Form 10-Q report:

  Exhibit No.
  -----------

                      WISCONSIN ENERGY CORPORATION EXHIBITS

  (2)-1 Agreement and Plan of Merger, dated as of June 27, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to Wisconsin Energy's Current Report on Form 8-K dated as of June 27, 1999, File No. 1-9057.)

  (10)-1 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation (as amended and restated as of June 2, 1999).

  (10)-2 Executive Deferred Compensation Plan of Wisconsin Energy Corporation effective January 1, 1989, as amended and restated as of June 2, 1999.

  (10)-3 Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1999, as amended and restated as of June 2, 1999.

  (10)-4 Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo effective July 29, 1999.

  (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1999.

  (27)-2 Wisconsin Energy Corporation Restated Financial Data Schedule for the fiscal year ended December 31, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.

  (27)-3 Wisconsin Energy Corporation Restated Financial Data Schedule for the six months ended June 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.


                    WISCONSIN ELECTRIC POWER COMPANY EXHIBITS

  (27)-4 Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1999.

  (27)-5 Wisconsin Electric Power Company Restated Financial Data Schedule for the fiscal year ended December 31, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.

  (27)-6 Wisconsin Electric Power Company Restated Financial Data Schedule for the six months ended June 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.


(b)    REPORTS ON FORM 8-K

  A Current Report on Form 8-K dated as of June 27, 1999 was filed by Wisconsin Energy on June 30, 1999 announcing Wisconsin Energy's merger agreement with WICOR, Inc. and filing as exhibits copies of the merger agreement and a joint press release with respect to the merger agreement.

  A Current Report on Form 8-K dated as of June 29, 1999 was filed by Wisconsin Energy on June 30, 1999 to disclose presentation materials used at analysts' meetings in connection with the announcement of the merger agreement between Wisconsin Energy and WICOR, Inc. dated June 27, 1999.

  No other reports on Form 8-K were filed by Wisconsin Energy or by Wisconsin Electric during the quarter ended June 30, 1999.

  A Current Report on Form 8-K dated as of July 14, 1999 was filed separately by Wisconsin Energy and by Wisconsin Electric disclosing the results of a July 14 jury verdict against Wisconsin Electric in a lawsuit concerning the placement of contaminated wastes on two properties in the City of West Allis, Wisconsin.



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

                                         WISCONSIN ENERGY CORPORATION
                                         ----------------------------
                                                 (Registrant)

                                   /s/ Calvin H. Baker
                                   ---------------------------------
Date: August 13, 1999              Calvin H. Baker, Treasurer,
                                     Chief Financial Officer and
                                     duly authorized officer


                                       WISCONSIN ELECTRIC POWER COMPANY
                                       --------------------------------
                                                 (Registrant)

                                   /s/ Calvin H. Baker
                                   -----------------------------------------
Date: August 13, 1999              Calvin H. Baker, Vice President - Finance,
                                      Chief Financial Officer
                                      and duly authorized officer





                       WISCONSIN ENERGY CORPORATION
           FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1999

                              EXHIBIT INDEX


The following exhibits are filed with or incorporated by reference in this report:

Exhibit No.
-----------

  (2)-1 Agreement and Plan of Merger, dated as of June 27, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Incorporated by reference to
         Exhibit 2.1 to Wisconsin Energy's Current Report on Form 8-K dated as of June 27, 1999, File No. 1-9057.)

 (10)-1 Supplemental Executive Retirement Plan of Wisconsin Energy Corporation (as amended and restated as of June 2, 1999).

 (10)-2  Executive Deferred Compensation Plan of Wisconsin Energy
         Corporation effective January 1, 1989, as amended and restated as of June 2, 1999.

 (10)-3 Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1999, as amended and restated as of June 2, 1999.

 (10)-4 Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo effective July 29, 1999.

 (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1999.

 (27)-2 Wisconsin Energy Corporation Restated Financial Data Schedule for the fiscal year ended December 31, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.

 (27)-3 Wisconsin Energy Corporation Restated Financial Data Schedule for the six months ended June 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.