Form 10-K
period 1999-12-31
WISCONSIN ENERGY CORP
filed 2000-03-31
CIK 783325

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999


 Commission    Registrant; State of Incorporation      IRS Employer
 File Number     Address; and Telephone Number      Identification No.
 ----------    ---------------------------------     ---------------


  001-09057       WISCONSIN ENERGY CORPORATION          39-1391525
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2949
                      Milwaukee, WI  53201
                      (414) 221-2345


  001-01245     WISCONSIN ELECTRIC POWER COMPANY        39-0476280
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2046
                      Milwaukee, WI  53201
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

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates is approximately $2,018,037,000 based upon the reported last sale price of such securities as of March 8, 2000. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.


                                                       Name of Each Exchange
          Registrant / Title of Each Class              on Which Registered
         -----------------------------------          ----------------------

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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 8, 2000):


     Wisconsin Energy Corporation        Common Stock, $.01 Par Value,
                                         120,031,967 shares outstanding.

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


               Documents Incorporated by Reference
           ------------------------------------------

Portions of Wisconsin Energy Corporation's definitive Proxy
Statement for its Annual Meeting of Stockholders, to be held on June 27, 2000, are incorporated by reference into Part III hereof.

Portions of Wisconsin Electric Power Company's definitive
Information Statement for its Annual Meeting of Stockholders, to be held on June 22, 2000, are incorporated by reference into
Part III hereof.



This combined Form 10-K is separately filed by Wisconsin Energy
Corporation and by Wisconsin Electric Power Company. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.



                           WISCONSIN ENERGY CORPORATION
                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

               FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 1999

                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

                                      Part I
                                      ------

1.   Business...................................................................
       Utility Segment..........................................................
         Electric Operations....................................................
           Electric Sales.......................................................
           Competition..........................................................
           Electric Supply......................................................
           Coal-Fired Generation................................................
           Nuclear Generation...................................................
           Hydroelectric Generation.............................................
           Natural Gas-Fired Generation.........................................
           Oil-Fired Generation.................................................
           Purchase Power Commitments ..........................................
           Interconnections with Other Utilities................................
           Renewable Electric Energy............................................
         Gas Operations.........................................................
           Gas Deliveries.......................................................
           Gas Supply...........................................................
           Competition..........................................................
           Acquisition of Wisconsin Gas Company.................................
         Steam Operations.......................................................
         Utility Rate Matters...................................................
         Utility Energy Efficiency..............................................
       Non-Utility Segment......................................................
         Non-Utility Energy Operations..........................................
         Other Non-Utility Operations...........................................
         Non-Utility Restrictions...............................................
       Regulation...............................................................
       Environmental Compliance.................................................
         Environmental Expenditures.............................................
         Solid Waste Landfills..................................................
         Ash Landfills..........................................................
         Manufactured Gas Plant Sites...........................................
         Air Quality............................................................
       Other....................................................................

2.   Properties.................................................................
       Utility Segment..........................................................
       Non-Utility Segment......................................................

3.   Legal Proceedings..........................................................
       Environmental Matters....................................................
       Utility Rate Matters.....................................................
       Other Matters............................................................

4.   Submission of Matters to a Vote of Security Holders........................

     Executive Officers of the Registrants......................................

                                      Part II
                                      -------

5.   Market for Registrants' Common Equity and Related Stockholders Matters.....
       Number of Common Stockholders............................................
       Common Stock Listing and Trading.........................................
       Dividends and Common Stock Prices........................................

6.   Selected Financial Data....................................................
       Wisconsin Energy Corporation.............................................
       Wisconsin Electric Power Company.........................................

7.   Management's Discussion & Analysis of Financial ...........................
       Condition & Results of Operations........................................
         Earnings...............................................................
         Utility Segment Pretax Operating Results...............................
           Electric Utility Revenues, Gross Margins and Sales...................
           Gas Utility Revenues, Gross Margins and Therm Deliveries.............
           Utility Operating Expenses...........................................
         Non-Utility Segment Pretax Operating Results...........................
         Other Income & Expense Items  .........................................
       Factors Affecting Results of Operations..................................
         Mergers................................................................
         Nuclear Matters........................................................
         Legal Matters..........................................................
         Electric System Reliability Matters....................................
           Electric Generation Initiatives......................................
           Electric Transmission Initiatives....................................
         Industry Restructuring and Competition.................................
           State of Wisconsin...................................................
           State of Michigan....................................................
           Wholesale competition................................................
         Rates and Regulatory Matters...........................................
         Environmental Matters..................................................
         Outlook................................................................
         Effects of Weather.....................................................
         Effects of Inflation...................................................
         Market Risks...........................................................
         Year 2000 Technology Issues............................................
         Accounting Matters.....................................................
       Liquidity and Capital Resources..........................................
         Operating Activities...................................................
         Investing Activities...................................................
         Financing Activities...................................................
         Capital Requirements...................................................
         Capital Resources......................................................
       Cautionary Factors.......................................................
         Operating, Financial & Industry Factors  ..............................
         Business Combination Factors...........................................

7A.  Quantitative and Qualitative Disclosures About Market Risk.................

8.   Financial Statements and Supplementary Data................................
       Index to 1999 Financial Statements.......................................
       Wisconsin Energy Corporation.............................................
         Report of Independent Accountants......................................
       Wisconsin Electric Power Company.........................................
         Report of Independent Accountants......................................

9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure...................................

                                     Part III
                                     --------

10.  Directors and Executive Officers of the Registrant.........................

11.  Executive Compensation.....................................................

12.  Security Ownership of Certain Beneficial Owners and Management.............

13.  Certain Relationships and Related Transactions.............................

                                     Part IV
                                     -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........

     Schedule 1 - Condensed Parent Company Financial Statements.................

     Consents of Independent Accountants........................................

     Signatures.................................................................

     Exhibit Index..............................................................



                              PART I
                             --------


ITEM 1.  BUSINESS

Wisconsin Energy Corporation was incorporated in the state of Wisconsin in 1981 and became a holding company in 1986. Unless qualified by the context used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. The operations of the Company and its subsidiaries are conducted in a utility business segment and a non-utility business segment. Wisconsin Energy's principal subsidiary at December 31, 1999 was Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility which was incorporated in the state of Wisconsin in 1896. The following discussion includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

PENDING ACQUISITION OF WICOR, INC.:   On June 27, 1999, Wisconsin
Energy and WICOR, Inc., a Wisconsin corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The merger will be accounted for as a purchase transaction. WICOR is a diversified holding company with consolidated total assets of approximately $1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries will become subsidiaries of Wisconsin Energy. Consummation of the merger is subject to the satisfaction of certain closing conditions including regulatory approvals and Federal Trade Commission clearance. The Federal Trade Commission has closed its review and Wisconsin Electric has obtained approval of the Public Service Commission of Wisconsin. The only remaining required regulatory approval is from the Securities and Exchange Commission. The regulatory approval process is expected to be completed in time for the transaction to be consummated on or about April 26, 2000.

ESELCO, INC.:   Effective May 31, 1998, Wisconsin Energy acquired
ESELCO, Inc. in a tax free reorganization accounted for as a pooling of interests. Due to the immaterial nature of this transaction, Wisconsin Energy has not restated any historical financial or statistical information contained in this document. For additional information, see "Factors Affecting Results of Operations - Mergers" in Item 7 of this report. ESELCO was the parent company of Edison Sault Electric Company ("Edison Sault"), an electric utility serving customers in Michigan's eastern Upper Peninsula. Wisconsin Energy is operating Wisconsin Electric and Edison Sault, an electric utility, as separate subsidiaries within their historical service territories. Unless otherwise noted, the discussion that follows includes Edison Sault's activity since June 1, 1998.


Utility Segment

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

STEAM OPERATIONS:   Wisconsin Electric's steam operations
generate, distribute and sell steam supplied by its Valley and Milwaukee County Power Plants. Steam is used by customers for space heating and processing, hot water and humidification in the metropolitan Milwaukee area.


Non-Utility Segment

Wisconsin Energy's non-utility operations seek to grow shareholder value by leveraging on the Company's core competencies. Wisconsin Energy's non-utility subsidiaries are involved in various activities, among which are development, ownership and operation of electric generating facilities; waste/energy by-product utilization/recycling; and real estate development. For information about the non-utility subsidiaries, see "Non-Utility Segment" below.

                             * * * * *

For additional financial information about Wisconsin Energy's business segments, see "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report. Information for prior periods has been reclassified to reflect the 1999 change in the composition of Wisconsin Energy's reportable segments. For additional financial information about Wisconsin Electric's business segments, see "Note J - Segment Reporting" in Wisconsin Electric's Notes to Financial Statements also in Item 8 of this report. For additional information concerning Wisconsin Energy's acquisition of ESELCO and the pending acquisition of WICOR, see "Factors Affecting Results of Operations - Mergers" in
Item 7 of this report.


Cautionary Factors

A number of forward-looking statements are included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors described in
Item 7 of this report.


                          UTILITY SEGMENT

ELECTRIC OPERATIONS

Electric Sales

See "Results of Operations - Utility Segment Pretax Operating Results - Electric Utility Revenues, Gross Margins and Sales" in
Item 7 of this report for selected electric operating information for Wisconsin Energy and additional selected electric operating information by customer class for Wisconsin Electric.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.6 million megawatt-hours during 1999, a 3.9% increase over 1998. There were approximately
1,006,000 electric customers at December 31, 1999, an increase of 1.7% since December 31, 1998.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 5,974 megawatts on July 29, 1999. During the years 2000 through 2004, Wisconsin Electric currently estimates that electric peak demand obligation will grow at an annualized rate of 0.5% to 6,118 megawatts by the year 2004.

EDISON SAULT:   Edison Sault is authorized to provide retail
electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.6 million megawatt-hours during 1999.
There were approximately 21,800 electric customers at December 31, 1999, an increase of 1.8% since December 31, 1998.

Edison Sault, a winter peaking utility as a result of heating load, reached its all-time peak electric demand of 138 megawatts on January 14, 1999. Edison Sault's peak load growth during the past five years has averaged between 1% and 2% per year. Edison Sault expects this level of growth to continue into the foreseeable future.

SALES TO LARGE ELECTRIC RETAIL CUSTOMERS:   Wisconsin Electric
provides electric utility service to a diversified base of large commercial and industrial customers including mining, paper, foundry, food products and machinery production. Cleveland-Cliffs Inc manages Wisconsin Electric's two largest retail electric customers, the Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan. Due to a two month shutdown of both mines during 1999, the combined electric energy sales for the two mines accounted for 7.1% of Wisconsin Electric's total sales during 1999 compared to 8.2% of Wisconsin Electric's total sales during 1998. Overall, sales to Wisconsin Electric's largest 100 electric customers exceed $375 million annually.

Edison Sault provides electric service to large industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

SALES TO WHOLESALE CUSTOMERS:   During 1999, Wisconsin Electric
sold wholesale electric energy to five municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 48 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission. Wholesale sales accounted for approximately 12% of Wisconsin Electric's total electric energy sales and 7% of total electric operating revenues during 1999 compared to 10% of total electric energy sales and 6% of total electric operating revenues during 1998.

Wisconsin Electric's existing Federal Energy Regulatory Commission tariffs also provide for transmission service to its wholesale customers. During 1999, Wisconsin Electric had 19 customers taking transmission service.

ELECTRIC SYSTEM RELIABILITY MATTERS:   In spite of several
episodes of hot and humid weather during the summer of 1999, Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 1999 and expects to have adequate capacity to meet all of its firm obligations during 2000.
However, the Company anticipates that the regional electric energy supply will remain tight during 2000. See "Factors Affecting Results of Operations - Electric System Reliability Matters" in
Item 7 of this report for information concerning ongoing actions in which Wisconsin Electric is currently involved to improve electric reliability in the Midwest region.


Competition

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the electric utility industry continues a trend towards restructuring and increased competition. See "Factors Affecting Results of Operations - Industry Restructuring and Competition" in Item 7 of this report for a description of competition issues and electric industry restructuring initiatives that are underway in regulatory jurisdictions where Wisconsin Electric and Edison Sault currently do business.


Electric Supply

The table below indicates Wisconsin Energy's and Wisconsin
Electric's sources of electric energy supply for their electric utility control areas, including net generation by fuel type, for the following years ended December 31.

                            1997(a)       1998          1999          2000(b)
                            -------       ----          ----          -------
Wisconsin Energy (c)
  Coal                       71.8%         62.6%         62.3%         61.7%
  Nuclear                     5.6          18.1          21.5          24.2
  Hydroelectric               1.6           1.2           1.8           1.9
  Natural Gas                 1.9           1.8           1.3           0.8
  Oil (d)                     0.2           0.2           0.2           0.3
                            -----         -----         -----         -----
    Net Generation           81.1          83.9          87.1          88.9
  Power Purchases (e)        18.9          16.1          12.9          11.1
                            -----         -----         -----         -----
    Total                   100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====

Wisconsin Electric
  Coal                       71.8%         63.4%         63.6%         63.0%
  Nuclear                     5.6          18.3          22.0          24.7
  Hydroelectric               1.6           1.0           1.2           1.4
  Natural Gas                 1.9           1.8           1.3           0.8
  Oil                         0.2           0.2           0.2           0.3
                            -----         -----         -----         -----
    Net Generation           81.1          84.7          88.3          90.2
  Power Purchases            18.9          15.3          11.7           9.8
                            -----         -----         -----         -----
    Total                   100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====

(a) The mix of electric energy supply during 1997 reflects extended outages at Wisconsin Electric's Point Beach Nuclear Plant Units 1 and 2. See "Nuclear Generation" below for discussion of matters related to Point Beach.

(b) Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Energy's generating or electric transmission facilities. See "Cautionary Factors" in Item 7 of this report.

(c) Wisconsin Energy's information includes Edison Sault beginning in June 1998.

(d) Includes generation by Edison Sault's 4.8 megawatt diesel-fired peaking power plant.

(e) Excludes purchases by Edison Sault of power supplied by Wisconsin Electric.


WISCONSIN ELECTRIC:   Wisconsin Electric's net generation totaled
28 million megawatt-hours during 1999 compared to 26 million megawatt-hours during 1998 and 24 million megawatt-hours during 1997. Net generation has increased in each of the past two years due to higher availability of Point Beach Nuclear Plant. The dependable capability of Wisconsin Electric's generating stations was 5,750 megawatts in August 1999 as more fully described in
Item 2 of this report.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below.

                             1997              1998               1999
                             ----              ----               ----
Coal                        $1.22             $1.17              $1.10
Nuclear                      0.49              0.53               0.60
Natural Gas                  2.79              2.74               2.82
Oil                          4.70              3.70               3.57


During 1999, Wisconsin Electric's generation was supplemented with
3.8 million megawatt-hours of power purchases from neighboring utilities, from an independent power producer with whom Wisconsin Electric has a long-term power purchase contract, and, to a minor extent, from other sources. Wisconsin Electric purchased
4.5 million megawatt-hours and 5.5 million megawatt-hours of electric energy during 1998 and 1997, respectively.

EDISON SAULT:   During 1999, Edison Sault generated 24% of its
total electric energy requirements with its hydroelectric plant and purchased the remaining 76% of such requirements. Edison Sault's total average generating capability is 34.6 megawatts as more fully described in Item 2 of this report.


Coal-Fired Generation

COAL SUPPLY:   Wisconsin Electric diversifies coal sources for its
power plants in the states of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. During 2000, 99% of Wisconsin Electric's projected coal requirements of 11.3 million tons will be under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 2000 coal requirements through short-term or spot purchases and inventory adjustments. Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

 Contract Expiration Date                 Annual Tonnage
 ------------------------                 --------------
        Dec. 2001                             500,000
        Dec. 2002                           4,900,000
        Dec. 2005                           3,200,000
        Dec. 2006                           2,000,000


As of the beginning of 2000, Wisconsin Electric had approximately a 124-day supply of coal in inventory at its coal-fired facilities.

Approximately 80% of Wisconsin Electric's 2000 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery.
Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

During 1997, coal deliveries to certain Wisconsin Electric generating facilities as well as to the electric generating facilities of many other utilities were impaired by massive congestion problems on the Union Pacific Railroad. Coal delivery performance improved during 1998 and 1999, and Wisconsin Electric does not anticipate problems during 2000. During the fall of 1997, Wisconsin Electric completed construction of a rail spur at the Pleasant Prairie Power Plant, which burns over 40% of Wisconsin Electric's annual coal requirements. The new rail spur, connecting to the rail line of a competitor of the Union Pacific Railroad, provides Wisconsin Electric with another means of delivery to Pleasant Prairie.

PLEASANT PRAIRIE POWER PLANT:   All of the estimated 2000 coal
requirements for this plant are presently under contract.

OAK CREEK POWER PLANT:   All of the estimated 2000 coal
requirements for this plant are presently under contract or agreed upon in principle.

PRESQUE ISLE POWER PLANT:   All of the estimated 2000 coal
requirements for this plant are presently under contract.

EDGEWATER 5 GENERATING UNIT:   Coal for this unit, in which
Wisconsin Electric has a 25% interest, is purchased by the majority owner of the facility, Wisconsin Power and Light Company, a subsidiary of Alliant Energy Resources.

VALLEY AND PORT WASHINGTON POWER PLANTS:   Coal requirements for
these plants will be supplied in 2000 under existing contracts or contracts that have been agreed upon in principle.

MILWAUKEE COUNTY POWER PLANT:   Coal for this facility is
purchased by Wisconsin Electric through annual spot purchases.

ENVIRONMENTAL MATTERS:   For information regarding emission
restrictions, especially as they relate to coal-fired generating facilities, see "Environmental Compliance" below.


Nuclear Generation

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns and operates
two approximately 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. Point Beach provided approximately 6% of Wisconsin Electric's net electric energy supply during 1997 compared to 18% during 1998 and 22% during 1999, reflecting extended outages during 1997. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results of Operations - Nuclear Matters" in
Item 7 of this report.

NUCLEAR MANAGEMENT COMPANY:   In mid-2000, Wisconsin Electric
currently expects to transfer operating responsibility for Point Beach Nuclear Plant along with operating authority under the plant's operating licenses to a management company, the Nuclear Management Company, LLC, which has been formed with affiliates of three other unaffiliated investor-owned utilities in the region. For further information, see "Factors Affecting Results of Operations - Nuclear Matters" in Item 7 of this report.

NUCLEAR FUEL SUPPLY:   Wisconsin Electric purchases uranium
concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note H" or "Note G - Long-Term Debt" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively, in Item 8 of this report.

URANIUM REQUIREMENTS:   Wisconsin Electric requires approximately
400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. During 1998, Wisconsin Electric initiated staggered, extended fuel cycles that are expected to average approximately
18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which provides between 60% to 100% of annual requirements under these staggered, extended fuel cycles. Wisconsin Electric may exercise flexibility available in this contract and purchase certain quantities of uranium on the spot market, should the market conditions prove favorable. Negotiations for the supply of the quantity of uranium not covered by the long-term contract will be ongoing during 2000.

CONVERSION:   Wisconsin Electric has a long-term contract with a
provider of uranium conversion services to supply 75% of the conversion requirements for the Point Beach reactors from 2000 through 2004. Wisconsin Electric has an additional long-term conversion contract with a second conversion supplier to supply the remaining 25% of Wisconsin Electric's annual conversion requirements.

ENRICHMENT:   Wisconsin Electric currently has two long-term
contracts for the supply of enriched uranium. The combination of the two contracts provides for 100% of the required enrichment services for the Point Beach reactors through the year 2006. The final enriched uranium delivery under one of the enrichment contracts is currently scheduled for November 2000.

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

SPENT FUEL STORAGE & DISPOSAL:   Wisconsin Electric currently has
the capacity to store limited amounts of spent nuclear fuel in the spent fuel pool at Point Beach Nuclear Plant. In addition, Wisconsin Electric completed construction of an Independent Spent Fuel Storage Installation in 1995 for the temporary dry storage of spent fuel at Point Beach. For information concerning spent fuel storage and disposal issues, see "Factors Affecting Results of Operations - Nuclear Matters" in Item 7 of this report.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric provides for costs
associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 1999 to approximately $626 million.
For additional information regarding decommissioning, see "Note E - Nuclear Operations" in the Notes to Financial Statements in Item 8 of this report.

NUCLEAR PLANT INSURANCE:   For information regarding nuclear plant
insurance, see "Note E - Nuclear Operations" in the Notes to
Financial Statements in Item 8 of this report.


Hydroelectric Generation

WISCONSIN ELECTRIC:   Wisconsin Electric's hydroelectric
generating system consists of fifteen operating plants with a total installed capacity of approximately 90 megawatts. Of these fifteen plants, fourteen are licensed by the Federal Energy Regulatory Commission. The fifteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Four of the fifteen plants, representing 26 megawatts of installed capacity, have received new long-term licenses from the Federal Energy Regulatory Commission. Wisconsin Electric is in the process of selling one plant with an installed generating capacity of approximately 1 megawatt to an independent party.

Wisconsin Electric is seeking renewal of the remaining eight operating licenses from the Federal Energy Regulatory Commission for licenses that expired or expire during the period 1998 to 2001. Key issues concerning relicensing of these eight plants were covered by the Wilderness Shores Settlement Agreement, signed in February 1997. The agreement was the culmination of more than two years of negotiations between Wisconsin Electric and representatives of the Wisconsin Department of Natural Resources, the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources, the U.S. Fish and Wildlife Service, the Wisconsin Department of Administration, the National Park Service and two river/recreational organizations: the Michigan Hydro Relicensing Coalition and the River Alliance of Wisconsin. Wisconsin Electric expects the Wilderness Shores Settlement Agreement to assure the continued profitable operation of its hydroelectric system in the Upper Menominee River Basin as well as the protection of associated land and water resources for 40 years following license renewal by the Federal Energy Regulatory Commission.

Wisconsin Electric's hydroelectric facilities covered by the Wilderness Shores Settlement Agreement are the Big Quinnesec Falls, Kingsford, Michigamme Falls, Twin Falls, Lower Paint Dam, Peavy Falls, Hemlock Falls and Way Dam Projects, representing a total of 59 megawatts of installed capacity. In September 1999, Wisconsin Electric filed an applicant-prepared environmental assessment, license applications and the Wilderness Shores Settlement Agreement with the Federal Energy Regulatory Commission as well as a surrender application for the Sturgeon plant. Wisconsin Electric expects the Federal Energy Regulatory Commission to issue the orders related to this filing by October 2000.

For additional information concerning Wisconsin Electric's hydroelectric generating facilities, see Item 2 in this report.

EDISON SAULT:   Edison Sault's primary source of generation is its
30-megawatt hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2020. Edison Sault pays for all water taken from the St. Marys River at predetermined rates with a minimum annual payment of $100,000. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Marys River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Water elevation levels on Lake Superior have been below normal levels since May 1998. As a result, the International Joint Commission has placed limitations on the flow of water from Lake Superior that limits Edison Sault's amount of hydroelectric generation. During any limited flow months, it is necessary for Edison Sault to purchase additional power from other sources and increase the use of Edison Sault's diesel generation.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Marys River in Sault Ste. Marie, Michigan. This 17-megawatt contract has a tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

During 1999, hydroelectric energy provided 42% of Edison Sault's total energy requirements of which 24% was generated by Edison
Sault's facility and 18% was purchased from the United States
Corps of Engineers.


Natural Gas-Fired Generation

The Concord and Paris Combustion Turbine Power Plants and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes for the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations.

An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Natural gas for the gas-fired boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utilities then transport Wisconsin Electric's gas to each plant under interruptible tariffs.

Wisconsin Electric's gas operations is the distribution utility for Concord, Paris, Pleasant Prairie and Oak Creek Power Plants. Wisconsin Gas Company, an unaffiliated company, is the distribution utility for the Valley and Milwaukee County Power Plants. For information concerning Wisconsin Energy's pending acquisition of Wisconsin Gas Company's parent company, WICOR, Inc., see "Factors Affecting Results of Operations - Mergers" in
Item 7 of this report.

Natural gas will be the primary fuel for Germantown Power Plant Unit 5, an 85-megawatt unit presently under construction, and for a 300-megawatt peaking power plant currently being built by a subsidiary of Southern Energy, Inc. in Neenah, Wisconsin. Wisconsin Electric will purchase all of the power generated by this new unaffiliated plant. Both facilities will be directly connected to the ANR Pipeline, with no gas distribution utility involvement. Firm gas transportation has been contracted for during the peak summer period between the Joliet gas trading hub south of Chicago, Illinois and the plant interconnects. Gas will be purchased at the Joliet hub. For further information concerning construction of Germantown Unit 5, see "Factors Affecting Results of Operations - Electric System Reliability Matters" in Item 7 of this report. For further information concerning Southern Energy's 300-megawatt power plant, see "Purchase Power Commitments" below.


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

Subject to various regulatory approvals, four existing generating units at the Germantown Power Plant will be converted, one unit per year from 2001 to 2004, to dual fuel (natural gas and oil).
As noted above, a fifth dual fuel combustion turbine is planned to begin commercial operation at Germantown Power Plant in 2000. For further information about these Germantown Power Plant projects, see "Factors Affecting Results of Operations - Electric System Reliability Matters" in Item 7 of this report.


Purchase Power Commitments

WISCONSIN ELECTRIC:   To meet a portion of Wisconsin Electric's
anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with subsidiaries of Cogentrix Energy, Inc. and Southern Energy, Inc.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix Energy, Inc., for 236 megawatts of firm capacity from a gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy requirements. Wisconsin Electric treats this power purchase contract as a capital lease. For additional information, see "Note H" or "Note G - Long-Term Debt" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively, in Item 8 of this report.

In August 1998, Wisconsin Electric entered into a power purchase agreement with SEI-Wisconsin, a subsidiary of Southern Energy, Inc., for SEI-Wisconsin to design, construct, own and operate a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin and to provide the output of this facility to Wisconsin Electric for eight years. The facility is scheduled for commercial operation by June 2000. The purchase power agreement is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and takes away electric power. Wisconsin Electric pays SEI-Wisconsin a "toll" to convert Wisconsin Electric's fuel into the electric energy. The entire output of the facility will be available for Wisconsin Electric to dispatch during the eight year term of the agreement. For further information, see "Factors Affecting Results of Operations - Electric System Reliability Matters" in Item 7 of this report.

As a result of the existing regulatory environment in the state of Wisconsin, Wisconsin Electric currently expects to utilize purchase power commitments similar to the agreement with SEI-
Wisconsin to meet its electric demand load growth where appropriate.

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

EDISON SAULT:   To meet 76% of its energy requirements, Edison
Sault purchased the following megawatt-hours from the following sources under contracts during 1999.

                                         Megawatt-hours
                                         --------------
Consumers Energy Company                    322,757
Wisconsin Electric                          175,200
U.S. Corps of Engineers - Hydro             159,271
Cloverland Electric Cooperative                 323
                                            -------
     Total                                  657,551
                                            =======


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

Wisconsin Electric is a member of Mid-America Interconnected Network, Inc., which is one of ten regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

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

MIDWEST ISO:   Wisconsin Electric is currently participating in
the formation of a regional independent electric transmission system operator to promote reliability and to ensure nondiscriminatory open electric transmission access in the Midwest. For further information, see "Factors Affecting Results of Operations - Electric System Reliability Matters" in Item 7 of this report.

TRANSMISSION COMPANY:   In response to 1999 Wisconsin Act 9,
Wisconsin legislation enacted in October 1999, Wisconsin Electric has agreed to join the American Transmission Company, LLC by contributing its transmission assets in exchange for an equity interest in the new company. For further information, see "Factors Affecting Results of Operations - Industry Restructuring and Competition" in Item 7 of this report.


Renewable Electric Energy

1999 Wisconsin Act 9 also includes a renewable portfolio standard that will require retail energy providers in the state of Wisconsin, like Wisconsin Electric, to obtain an increasing percentage of their energy supply from renewable resources. Beginning in 2001, retail energy providers must provide 0.5% of their Wisconsin retail electric sales from renewable energy, with the percentage increasing to 2.2% by the year 2011.

In May 1999, the Public Service Commission of Wisconsin approved Wisconsin Electric's request to expand its "energy for tomorrow" renewable energy program to allow participation of virtually all of its firm load customers in Wisconsin. In November 1999, the Michigan Public Service Commission approved Wisconsin Electric's request to offer the "energy for tomorrow" renewable energy program to all of its firm load customers in the state of Michigan. The program currently has 11,300 participants.

For information concerning efforts by Wisconsin Electric to obtain additional sources of renewable electric energy, see "Factors
Affecting Results of Operations - Electric System Reliability
Matters" in Item 7 of this report.


GAS OPERATIONS

Gas Deliveries

Wisconsin Electric is authorized to provide gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 944 million therms during 1999, a 2.3% increase compared to 1998. At
December 31, 1999, Wisconsin Electric was transporting gas for approximately 370 customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 43% of total therms delivered during 1999, 46% during 1998 and 40% during 1997. There were approximately 398,500 natural gas customers at December 31, 1999, an increase of approximately 2.6% since December 31, 1998.

See "Results of Operations - Utility Segment Pretax Operating
Results - Gas Utility Revenues, Gross Margins and Therm
Deliveries" in Item 7 of this report for additional selected gas operating information by customer class.

Wisconsin Electric's maximum daily send-out during 1999 was 692,649 dekatherms on January 4, 1999. A dekatherm is equivalent to ten therms or one million British thermal units . Sales of gas fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

In July 1997, the Public Service Commission of Wisconsin approved Wisconsin Electric's application to extend natural gas service to more than 4,500 potential customers in northeastern Wisconsin. When completed in 2002, the project will involve installation of more than 350 miles of new gas main. As of the end of 1999, approximately 3,400 customers have been connected and the remainder are expected to be connected over the next three years.

SALES TO LARGE GAS CUSTOMERS:   Wisconsin Electric provides gas
utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served by Wisconsin Electric's gas operations include the paper, food products and fabricated metal products industries. During 1999, Wisconsin Electric's electric operations took delivery of 5.9% of total therm deliveries compared to 8.6% during 1998. No single retail customer of gas operations accounted for more than 1.9% of total gas therms sold and transported during 1999.


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

The use of storage increases the load factor of supply contracts and allows Wisconsin Electric to take advantage of seasonal price differentials. Wisconsin Electric's gas operations has six firm gas storage agreements with pipelines that allow daily withdrawals of 300,564 dekatherms and an annual capacity of 15.9 million dekatherms. The initial terms of these contracts vary with the last one expiring in May 2006. Gas stored at these facilities is purchased by Wisconsin Electric from a number of suppliers.

Wisconsin Electric has 26 transportation contracts, the last of which expires in 2006, that it uses to meet daily customer requirements and to inject and withdraw from gas storage. In each case, subject to certain provisions, Wisconsin Electric's gas operations can extend the terms of these contracts at the time the agreements would otherwise expire.

Wisconsin Electric also has two contracts for salt dome storage that provide seasonal gas supply backup in the event of well freeze-off or other loss of supply.


Competition

Competition in the natural gas industry continues to increase, driven by a combination of market forces and regulatory initiatives. Natural gas companies are now operating in a competitive environment at the wholesale level, and regulators in Wisconsin continue to evaluate competition at the retail level.


Acquisition of Wisconsin Gas Company

Upon consummation of the merger with WICOR, Inc., the Company will acquire Wisconsin Gas Company, a wholly-owned subsidiary of WICOR and the largest natural gas distribution utility in the state of Wisconsin serving approximately 538,000 customers as of December 31, 1999. For additional information concerning the pending acquisition of WICOR, see "Factors Affecting Results of Operations - Mergers" in Item 7 of this report.


STEAM OPERATIONS

Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric's Valley Power Plant, a coal-fired cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin. Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. As of December 31, 1999, steam was used by 450 customers for processing, space heating, domestic hot water and humidification.


UTILITY RATE MATTERS

See "Factors Affecting Results of Operations - Rates and Regulatory Matters" in Item 7 of this report for a discussion of rate matters, including recent rate changes, and for a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel, purchased power and gas purchased for resale.


UTILITY ENERGY EFFICIENCY

The Public Service Commission of Wisconsin continues to require utilities such as Wisconsin Electric to meet electric and natural gas energy efficiency goals for residential, small commercial and low income customers. Goals for large commercial and industrial customers were eliminated in 1997. Wisconsin Electric uses a bidding process to hire contractors to accomplish its goals. Wisconsin Electric has contracts for 100% of its residential and small commercial energy efficiency goals for 2000. Wisconsin Electric works cooperatively with state weatherization operators and community organizations in achieving its low income energy efficiency goals.

In a related matter, as part of 1999 Wisconsin Act 9, responsibility for energy efficiency goals will be transferred from utilities to the Wisconsin Department of Administration over the next three years. For further information, see "Factors Affecting Results of Operations - Industry Restructuring and Competition" in Item 7 of this report.


                        NON-UTILITY SEGMENT

See "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report for information concerning non-utility operating revenues, pretax operating income, net identifiable assets and construction expenditures during each of the three years ended December 31, 1999.


NON-UTILITY ENERGY OPERATIONS

WISVEST CORPORATION:   Wisvest Corporation develops, owns and
operates electric generating facilities and invests in other energy-related entities. Current Wisvest operations and investments include:

  * A wholly-owned subsidiary, Wisvest-Connecticut, LLC, which owns and operates two fossil-fueled power plants in the state of Connecticut. The plants include the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, and the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. For additional information concerning acquisition of these plants during 1999, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report.

  * A wholly-owned subsidiary, Griffin Energy Marketing, L.L.C., which markets energy related services and trades electricity.

  * The chilled water production and distribution facilities that are part of the Milwaukee County Power Plant on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

  * An investment in Calumet Energy Team, LLC, which signed two agreements in November 1999 with the City of Chicago, Illinois. The first provides for the lease, purchase and redevelopment of land for the purpose of constructing a natural gas-fired peaking power plant with a projected generating capacity of approximately 308 megawatts. The second is a ten year capacity reservation agreement for 50 megawatts of plant capacity. The plant is anticipated to be in commercial operation in June of 2001. For additional information, see "Liquidity and Capital Resources - Capital Requirements" in Item 7 of this report.

  * Loans to SkyGen Energy Holdings LLC, which develops, owns and operates independent power plants and cogeneration facilities. Under certain circumstances, certain of the loans may be converted in stages to minority equity ownership in SkyGen. For additional information, see "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report.

  * Investments in other energy-related entities such as a strategic energy management services company with a focus on natural gas management and a cogeneration facility in the state of Maine, the Androscoggin Cogeneration Center. For additional information related to the Androscoggin Cogeneration Center, see "Note L - Commitments and Contingencies" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report.


OTHER NON-UTILITY OPERATIONS

MINERGY CORP.:   Minergy Corp. is engaged in the business of
developing and marketing proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products. Current Minergy operations and investments include:

  * A facility in Neenah, Wisconsin, placed into commercial operation during 1998, that recycles paper sludge from area paper mills into two usable and salable products: glass aggregate and steam. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge.

  * A wholly-owned subsidiary, Minergy Detroit, LLC, which was awarded a 15-year contract in September 1999 by the City of Detroit, Michigan to recycle the city's wastewater solids into a glass aggregate product used in the manufacture of floor tiles, roofing shingle granules, sand blast grit and other construction materials. Minergy Detroit, LLC expects to begin construction of a proposed recycling facility in the fourth quarter of 2000 with startup anticipated in 2002. For additional information about the contract and related contingencies, see "Liquidity and Capital Resources - Capital Requirements" in Item 7 of this report.

WISPARK CORPORATION:   Wispark Corporation develops and invests in
real estate. While Wispark's core geographic area is southeastern Wisconsin, it is currently developing properties in metropolitan Minneapolis/St. Paul, Minnesota and Chicago, Illinois. Wispark's initial development, LakeView Corporate Park, a 1,600-acre business park located near Kenosha, Wisconsin, has developed 732 acres with over 6,816,000 square feet of buildings for 62 companies during its first eleven years of existence. Wispark is also developing or has developed business parks such as those in the following locations:

  *    Mitchell International Business Park - Cudahy, Wisconsin;
  *    Cottonwood Commerce Center - Hartland, Wisconsin;
  *    Business Park of Kenosha - Kenosha, Wisconsin;
  *    Westridge Business Park - New Berlin, Wisconsin;
  *    RidgeView Corporate Park - Pewaukee, Wisconsin;
  *    GrandView Business Park - Racine, Wisconsin;
  *    NorthWest Corporate Park - Elgin, Illinois;
  *    Grand Oak Business Park - Eagan, Minnesota; and
  *    Rice Creek Corporate Park - Shoreview, Minnesota.

In addition to developing business parks, Wispark has established itself as one of southeastern Wisconsin's largest developers of industrial buildings. In the last seven years, Wispark has developed 3,315,000 square feet of buildings on a build-to-suit basis, and just over 3,400,000 square feet of other building space. Wispark has also developed mixed-use projects such as Gaslight Pointe in Racine, Wisconsin and constructed a 120-room Radisson Hotel and Conference Center in LakeView Corporate Park. Wispark has also entered into a joint venture agreement to develop Pabst Farms, a mixed use project in Oconomowoc / Summit, Wisconsin.

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

WEC NUCLEAR CORPORATION:   WEC Nuclear Corporation has an
ownership interest in Nuclear Management Company, LLC. Formed during the first quarter of 1999, it is intended that Nuclear Management Company, LLC will provide services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information, see "Factors Affecting Results of Operations - Nuclear Matters" in Item 7 of this report.

WEC INTERNATIONAL INC.:   WEC International Inc. serves as
Wisconsin Energy's international investment vehicle. WEC International, Inc. currently has investments in two joint ventures in the Netherlands involving waste treatment and by-product utilization activities.

WITECH CORPORATION:   Witech Corporation is a venture capital
company operating in the state of Wisconsin. At December 31, 1999, Witech had investments in eleven companies and three funds totaling more than $31 million. Among others, the companies include an operator of a nationwide data communications network for the agriculture industry, a manufacturer of electronic components and a manufacturer of motor drives.

NORTHERN TREE SERVICE, INC.:   Northern Tree Service, Inc., a
former subsidiary of ESELCO, Inc., is engaged in tree trimming in the state of Michigan's eastern Upper Peninsula.

BADGER SERVICE COMPANY: Badger Service Company holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.


NON-UTILITY RESTRICTIONS

For information concerning restrictions, relaxed somewhat by 1999 Wisconsin Act 9, which limit diversification of Wisconsin Energy into certain non-utility activities, see "Factors Affecting Results of Operations - Rates and Regulatory Matters" in Item 7 of this report. For information concerning restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy, which could limit internal funds available for non-utility operations, see "Note A - Summary of Significant Accounting Policies" in Wisconsin Energy's Notes to Financial Statements in
Item 8 of this report.


                            REGULATION

WISCONSIN ENERGY:   Wisconsin Energy is an exempt holding company
by order of the United States Securities and Exchange Commission under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and, accordingly, is exempt from the law's provisions other than with respect to certain acquisitions of securities of a public utility.

UTILITY SEGMENT:   Wisconsin Electric is subject to the regulation
of the Public Service Commission of Wisconsin as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. Wisconsin Electric and Edison Sault are both subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the Federal Energy Regulatory Commission. Wisconsin Electric and Edison Sault are subject to regulation of the Federal Energy Regulatory Commission with respect to wholesale power service, electric transmission, and accounting. Edison Sault is subject to regulation of the Federal Energy Regulatory Commission with respect to the issuance of certain securities. Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant facilities are subject to regulation by the United States Nuclear Regulatory Commission. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. Wisconsin Electric's and Edison Sault's operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency, the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

In 1999, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law 1999 Wisconsin Act 9, which, among other things included public benefits legislation as well as amendments relaxing the non-utility asset cap provisions of Wisconsin's public utility holding company law. For additional information, see "Factors Affecting Results of Operations - Industry Restructuring and Competition" in Item 7 of this report.

In 1998, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. The 1997 Wisconsin Act 204 included new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to utility facilities in excess of 100 megawatts. The Public Service Commission of Wisconsin is currently engaged in a rule making proceeding involving the applicability of Act 204 to utility affiliates seeking to construct facilities in the state of Wisconsin.

In 1994, the Public Service Commission of Wisconsin ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in the state of Wisconsin. The two-stage process established by the Public Service Commission of Wisconsin consists of an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects, and the conventional Certificate of Public Convenience and Necessity procedure for the winner or winners. In the first quarter of 1997, the Public Service Commission of Wisconsin extended this to include repowering or upgrades of existing generation in excess of 12 megawatts. The Public Service Commission of Wisconsin is currently reconsidering these requirements and has asked utilities for their comments.

NON-UTILITY SEGMENT:   Wisvest-Connecticut, LLC is an exempt
wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935. The Company is subject to regulation of the Federal Energy Regulatory Commission with respect to wholesale power service. Wisvest-Connecticut, LLC's operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency and the Connecticut Department of Environmental Protection.


                     ENVIRONMENTAL COMPLIANCE

ENVIRONMENTAL EXPENDITURES

Expenditures for environmental compliance and remediation issues noted below are included in anticipated construction expenditures described in "Liquidity and Capital Resources - Capital Requirements" in Item 7 of this report. For discussion of additional environmental issues, see "Environmental Matters" in
Item 3 of this report. For further information concerning air quality standards and rulemaking initiated by the United States Environmental Protection Agency, including estimated capital, operation and maintenance costs of compliance, see "Factors Affecting Results of Operations - Environmental Matters" in Item 7 of this report.

UTILITY SEGMENT:   Compliance with federal, state and local
environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $44 million in 1999, an increase of $21 million over 1998. Expenditures incurred during 1999 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are budgeted at approximately $24 million during 2000 and $77 million during 2001. These projections for 2000 and 2001, which are less than costs estimated in the Company's 1998 Annual Report on Form 10-K due to a change in the timing of when these costs are expected to be incurred, reflect nitrogen oxide ("NOx") control equipment needed to comply with ozone non-attainment rules promulgated by the Environmental Protection Agency and Wisconsin's one-hour ozone attainment plan.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $37 million during 1999 and 1998 and $30 million during 1997.

NON-UTILITY SEGMENT:   Wisvest-Connecticut, LLC, a wholly owned
subsidiary of Wisvest Corporation, acquired two fossil-fueled power plants in the state of Connecticut in April 1999. Wisvest-Connecticut, LLC and all fossil / steam electric generating stations in a 19 state region east of the Mississippi River will be affected by the ozone non-attainment rules promulgated by the United States Environmental Protection Agency. The state of Connecticut has adopted the Environmental Protection Agency's requirements which will require affected plants, including those owned by Wisvest-Connecticut, LLC, to reduce NOx emissions. Wisvest-Connecticut, LLC currently estimates that efforts to reduce these emissions and meet the existing regulatory requirements would require between $7.5 million and $15 million in capital expenditures prior to May 2003.

For further information concerning air quality standards and rulemaking initiated by the state of Connecticut, see "Factors
Affecting Results of Operations - Environmental Matters" in Item 7 of this report.

Sub-surface, non-aqueous petroleum liquids have been identified at both power plant sites that were acquired by Wisvest-
Connecticut, LLC. Based upon recent environmental studies, the Company currently estimates that it will incur approximately
$3.3 million during the three years ending December 31, 2002 to treat and remediate these sites. These expenditures are expected to bring the two sites into compliance with applicable standards in the state of Connecticut.


SOLID WASTE LANDFILLS

Wisconsin Electric and Edison Sault provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

GIDDINGS AND LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is preparing to file an appeal of the case. For additional information, see "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively, in Item 8 of this report.

WEST AVENUE LANDFILL:   During 1996, Wisconsin Electric was
informed by the City of Waukesha that it has been identified as a "responsible party" at a former Waukesha landfill which the city will be remediating under Wisconsin state law. The City of Waukesha invoked a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and remediation cost sharing and hired a private environmental allocation consultant to apportion cost shares in an attempt to promote voluntary settlement. The consultant issued a non-binding final allocation report assigning a zero share of responsibility to Wisconsin Electric. The matter is pending further action by the City of Waukesha.


ASH LANDFILLS

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. However, combustion byproducts have been, and to some degree continue to be, disposed of in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs for Wisconsin Electric. Sites currently undergoing remediation include:

HIGHWAY 59 LANDFILL:   In 1989, a sulfate plume was detected in
the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing city water to the nine affected residents, Wisconsin Electric anticipates excavating saturated ash from and capping the landfill. Total remediation cost for the site is anticipated to be $6 million.

KANSAS AVE. LANDFILL:   The Kansas Ave. site, located in the City
of St. Francis, Wisconsin, was a small landfill area used to support the operations of Wisconsin Electric's former Lakeside Power Plant. Wisconsin Electric has entered into an agreement with the Wisconsin Department of Natural Resources to place a cover over the former ash landfill site. Expenses associated with a cover installation are expected to be minimal. No groundwater treatment is planned at this time.

OAK CREEK NORTH LANDFILL:   Groundwater impacts at this landfill,
located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future financial impacts to Wisconsin Electric are projected to be minimal.


MANUFACTURED GAS PLANT SITES

Wisconsin Electric is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively, in Item 8 of this report.


AIR QUALITY

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law to the country's electric utilities are the acid rain and ozone nonattainment provisions
The acid rain provisions are scheduled to limit sulfur dioxide and nitrogen oxide emissions in phases. Phase I became effective in 1995 and Phase II becomes effective during the year 2000. The Company has met the requirements of Phase I. The Phase II requirements of the 1990 amendments to the Federal Clean Air Act are expected to have minimal future impacts on the Company's utilities because of existing cost effective compliance strategies and previous actions taken.

See "Factors Affecting Results of Operations - Environment Matters" in Item 7 of this report for information concerning National Ambient Air Quality Standards established during 1997 by the United States Environmental Protection Agency and ozone non-attainment rulemaking promulgated by the Environmental Protection Agency during 1998.


                               OTHER

YEAR 2000 TECHNOLOGY ISSUES:   Due to the successful efforts of
the Company's Year 2000 program teams and consistent with industry experience throughout the United States, Wisconsin Energy and Wisconsin Electric had no significant problems with their business application software nor with their infrastructure and process control systems during the transition into the Year 2000. For further information, see "Factors Affecting Results of Operations
- Year 2000 Technology Issues" in Item 7 of this report.

RESEARCH AND DEVELOPMENT:   Research and development expenditures
by Wisconsin Electric amounted to $8 million during 1999, $7.5 million during 1998 and $8.5 million during 1997. Such expenditures were primarily for improvement of service and abatement of air and water pollution. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

EMPLOYEES:   The Company added 470 employees during 1999 including
approximately 225 new employees at Wisconsin Electric. About half of the new employees at Wisconsin Electric replaced existing contract employees. Of the approximately 245 new non-utility segment employees added during 1999, approximately 200 are attributable to Wisvest-Connecticut, LLC's acquisition of two fossil-fueled power plants during 1999. At December 31, 1999, the following number of individuals were employed by Wisconsin Energy and its subsidiaries.

                                        Full Time        Part Time           Total
                                        ---------        ---------           -----
Utility
  Wisconsin Electric                      5,322             168              5,490
  Edison Sault                               70               3                 73
                                          -----             ---              -----
Total Utility                             5,392             171              5,563
Non-Utility
  Energy                                    226              -                 226
  Other                                      88              -                  88
                                          -----             ---              -----
Total Non-Utility                           314              -                 314
                                          -----             ---              -----
    Total Employees                       5,706             171              5,877
                                          =====             ===              =====


Of these employees, the following number of individuals were represented under labor agreements with the following bargaining units as of December 31, 1999.

                                                                    Expiration Date of
                                        Number of Employees       Current Labor Agreement
                                        -------------------       -----------------------
Wisconsin Electric
  Local 2150 of International
    Brotherhood of Electrical Workers          2,752                  August 15, 2001
  Local 317 of International
    Union of Operating Engineers                 505                  January 1, 2000 *
  Local 12005 of United
    Steel Workers of America                     201                  November 3, 2001
  Local 7-0111 of Paper, Allied
    Industrial Chemical & Energy
    Workers International Union                   74                  November 3, 2001
  Local 510 of International
    Brotherhood of Electrical Workers            163                    May 1, 2000 *
                                               -----
Total Wisconsin Electric                       3,695
Edison Sault
  Local 13457 of United
    Steel Workers of America                      49                  October 31, 2001
Non-Utility
  Local 470-1 of Utility Workers
    Union of America                             147                    May 15, 2002
                                               -----
Total Employees                                3,891
                                               =====

* Currently under negotiation


For anticipated employee additions during 2000, see "Factors
Affecting Results of Operations - Outlook" in Item 7 of this report.



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


                          UTILITY SEGMENT

WISCONSIN ELECTRIC: Wisconsin Electric owns the following generating stations with 1999 capabilities as indicated.

                                                                    Dependable Capability
                                                                       In Megawatts (a)
                                                      No. of        ---------------------
                                                    Generating     August         December
                Name                  Fuel            Units         1999            1999
                ----                  ----            -----         ----            ----
Steam Plants
  Point Beach                        Nuclear            2           1,012          1,022
  Oak Creek                          Coal               4           1,135          1,139
  Presque Isle                       Coal               9             617            617
  Pleasant Prairie                   Coal               2           1,200          1,210
  Port Washington                    Coal               4             320            320
  Valley                             Coal               2             267            227
  Edgewater (b)                      Coal               1             102            102
  Milwaukee County                   Coal               3              11             11
                                                       --           -----          -----
Total Steam Plants                                     27           4,664          4,648
Hydro Plants (15 in number)                            37              63             67
Germantown Combustion Turbines       Oil                4             212            252
Concord Combustion Turbines (c)      Gas/Oil            4             376            376
Paris Combustion Turbines (c)        Gas/Oil            4             376            376
Other Combustion Turbines & Diesel   Gas/Oil            6              59             70
                                                       --           -----          -----

    Total System                                       82           5,750          5,789
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

(b) Wisconsin Electric has a 25% interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, an unaffiliated utility.

(c) Inlet air coolers have been installed at Concord and Paris generating units, improving dependable capability during hot summer months.


At December 31, 1999, Wisconsin Electric's electric transmission and distribution system had 2,870 miles of transmission circuits, of which 711 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,652 miles at 138 kilovolts, and 384 miles at voltage levels less than 138 kilovolts. At December 31, 1999, Wisconsin Electric was operating 21,927 pole miles of overhead distribution lines and 16,295 miles of underground distribution cable, as well as 350 distribution substations and 233,726 line transformers. For information concerning the pending transfer of Wisconsin Electric's electric transmission assets to the American Transmission Company, LLC in exchange for an ownership interest in this new company, see "Factors Affecting Results of Operations - Industry Restructuring and Competition" in Item 7 of this report.

As of December 31, 1999, the gas distribution system included approximately 7,895 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 7,000 dekatherms per day of supply to the system.

At December 31, 1999, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

EDISON SAULT:   Edison Sault's major source of electric energy is
its 29.8-megawatt hydroelectric generating plant on the St. Marys River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8-megawatt diesel-fired peaking power plant.

Edison Sault owns two 138 kilovolt submarine transmission cable circuits which interconnect with Consumers Energy Company in the Lower Peninsula of Michigan, as well as two 138 kilovolt substations which interconnect with a 46 mile, 138 kilovolt transmission line owned and operated by Cloverland Electric Cooperative. In total, Edison Sault had 282 miles of transmission line in service as of December 31, 1999 and maintained 792 miles of primary distribution lines. Edison Sault renders service to its customers through approximately 8,600 line transformers.


                        NON-UTILITY SEGMENT

WISVEST CORPORATION:   Wisvest owns a chilled water production and
distribution facility located in Milwaukee County, Wisconsin. Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest Corporation, owns two fossil-fueled power plants in the state of
Connecticut: the Bridgeport Harbor Station with an active generating capacity of 590 megawatts, and the New Haven Harbor Station with an active generating capacity of 466 megawatts.

WISPARK CORPORATION:   Wispark properties include the following
commercial and industrial parks in the state of Wisconsin:
LakeView, located near Kenosha; GrandView in Racine County, RidgeView in Pewaukee; Westridge in New Berlin, Mitchell International in Milwaukee County, and Cottonwood Commerce in Hartland. Wispark also owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference Center in Kenosha plus other properties located in Wisconsin Electric's service territories that are held for future development. Wispark is also developing other real estate property located in the states of Illinois and Minnesota.

MINERGY CORP.:   Minergy owns a glass aggregate facility located
in Neenah, Wisconsin

OTHER:   Badger Service Company holds rights to coal in an area of
8,568 acres in Knox County, Indiana.



ITEM 3. LEGAL PROCEEDINGS


                       ENVIRONMENTAL MATTERS

The Company is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. The Company believes that, perhaps with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

See "Environmental Compliance" in Item 1 of this report, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and ash landfills, manufactured gas plant sites, and air quality.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   See "Factors
Affecting Results of Operations - Legal Matters" in Item 7 of this report for matters related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.


                       UTILITY RATE MATTERS

WISCONSIN RETAIL JURISDICTION:   See "Factors Affecting Results of
Operations - Rates and Regulatory Matters" in Item 7 of this report for information concerning (1) Wisconsin Electric's pending request before the Public Service Commission of Wisconsin for electric and gas increases related to the 2000/2001 test years,
(2) rate orders issued by the Public Service Commission of Wisconsin for the 1998/1999 and 1997 test years, (3) an interim rate order issued by the Public Service Commission of Wisconsin for the 1998 test year, (4) Wisconsin's fuel cost adjustment procedure, (5) a fuel credit and a fuel surcharge approved by the Public Service Commission of Wisconsin during 1999 and 1997, respectively, (6) approval by the Public Service Commission of Wisconsin during 1997 for Wisconsin Electric to defer certain excess non-fuel nuclear operation and maintenance costs, and
(7) Wisconsin's purchase gas adjustment and gas cost recovery mechanisms. See "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements in Item 8 of this report for information concerning a qualified five-year electric, gas and steam rate freeze ordered by the Public Service Commission of Wisconsin as a condition of approval of Wisconsin Energy's pending acquisition of WICOR, Inc.

MICHIGAN RETAIL ELECTRIC JURISDICTION:   See "Factors Affecting
Results of Operations - Rates and Regulatory Matters" in Item 7 of this report for information concerning (1) a Wisconsin Electric rate order issued by the Michigan Public Service Commission for the 1998 test year, (2) Edison Sault's temporary price cap approved by the Michigan Public Service Commission, and
(3) Michigan's Power Supply Cost Recovery Clause.

WHOLESALE ELECTRIC JURISDICTION:   Some customers served under
Wisconsin Electric's and Edison Sault's wholesale rates are subject to automatic fuel adjustment or purchased power pass through provisions to reflect varying fuel and purchased power costs.


                           OTHER MATTERS

MINERGY GLASS AGGREGATE PLANT SUIT:   In 1996, three individuals
and two environmental organizations filed an action in Circuit Court for Winnebago County against Minergy Corp., a non-utility subsidiary of Wisconsin Energy, against the City of Neenah, Wisconsin, and against a paper company, challenging the legality of the city's lease of certain land to Minergy for construction and operations of a facility that recycles paper sludge from area paper mills into glass aggregate and steam. The plaintiffs alleged that the lease violated the public trust doctrine under Wisconsin law and requested that the court declare the lease a public nuisance and grant a permanent injunction against construction of the facility. On December 17, 1999, the parties reached settlement of the litigation on a non-material basis.

SPENT NUCLEAR FUEL STORAGE & REMOVAL:   See "Factors Affecting
Results of Operations - Nuclear Matters" in Item 7 of this report for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing spent nuclear fuel from Point Beach Nuclear
Plant by January 31, 1998.

URANIUM ENRICHMENT CHARGES:   On August 25, 1999, the U.S. Court
of Appeals for the Federal Circuit reversed an August 12, 1998 decision of the U.S. Court of Federal Claims which had granted the government's motion for summary judgment dismissing claims of Wisconsin Electric and six other utilities for damages by reason of overcharges for uranium enrichment services provided by the Department of Energy. The damages sought by Wisconsin Electric total $1.3 million. The Court of Appeals remanded the case to the Court of Federal Claims for trial. The matter is pending.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:   See "Factors
Affecting Results of Operations - Legal Matters" in Item 7 of this report for information concerning settlement during the fourth quarter of 1999 of litigation claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to the development of an electric generating plant at Subic Bay in the Philippines.

WICOR, INC. SHAREHOLDER SUIT:   In September 1999, a stipulation
of settlement was entered into with respect to an action filed in July 1999 by a shareholder of WICOR, Inc. against WICOR, all of the members of its board of directors, and Wisconsin Energy. The complaint sought certification as a class action suit on behalf of all WICOR shareholders, an injunction against proceeding with the pending merger of WICOR with Wisconsin Energy, an auction or open bidding process for the sale of WICOR, and unspecified damages.
As provided in the stipulation of settlement, the merger agreement was amended on September 9, 1999 to remove a provision contractually obligating WICOR to resist another acquisition proposal that is not a superior proposal to Wisconsin Energy's and to reduce from $30 million to $25 million the amount of the break-up fee payable by WICOR to Wisconsin Energy if WICOR pursues or closes another transaction instead of completing the merger with Wisconsin Energy. The settlement was approved by the court on January 24, 2000. Consummation of the settlement is subject to, and the related amendments to the merger agreement are conditioned upon, consummation of the merger.

STRAY VOLTAGE:   On July 11, 1996, the Public Service Commission
of Wisconsin issued its final order regarding the stray voltage policies of Wisconsin's investor owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and appropriately placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services. While this action has been beneficial in Wisconsin Electric's efforts to manage this controversial issue, it has not had a significant impact on Wisconsin Electric's financial position or results of operation.

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, four such actions are pending. Wisconsin Electric does not believe, however, that these or any other claims thus far made or threatened against Wisconsin Electric by reason of stray voltage will result in any substantial liability on its part. Currently, there are no cases pending or threatened against Edison Sault.

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


EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages at December 31, 1999 and positions of the executive officers of Wisconsin Energy and Wisconsin Electric are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.


Richard A. Abdoo (55):     Chairman of the Board, President and Chief
                           Executive Officer of Wisconsin Energy since
                           1991; Director of Wisconsin Energy since
                           1988.  Chairman of the Board and Chief
                           Executive Officer of Wisconsin Electric, a subsidiary of Wisconsin Energy, since 1990;
                           Director of Wisconsin Electric since 1989.
                           Chairman of the Board and Chief Executive
                           Officer of Wisconsin Natural Gas Company, a former subsidiary of Wisconsin Energy that was merged into Wisconsin Electric on January 1, 1996, from 1990 through 1995;
                           Director of Wisconsin Natural Gas Company from 1989 through 1995.

Paul Donovan (52):         Senior Vice President and Chief Financial
                           Officer of Wisconsin Energy since August
                           1999.  Executive Vice President of
                           Sundstrand Corporation from 1990 through
                           June 10, 1999; Chief Financial Officer of
                           Sundstrand Corporation from 1988 through
                           June 10, 1999.

Richard R. Grigg (51):     Vice President of Wisconsin Energy since
                           1995; Director of Wisconsin Energy since
                           1995. President and Chief Operating Officer of Wisconsin Electric since 1995; Chief
                           Nuclear Officer, December 1996 to March
                           1998; Director of Wisconsin Electric since
                           1994. President and Chief Operating Officer of Wisconsin Natural Gas Company during
                           1995; Director of Wisconsin Natural Gas
                           Company during 1995.

Calvin H. Baker (56):      Treasurer of Wisconsin Energy since 1996;
                           Chief Financial Officer of Wisconsin Energy from 1996 to August 1999. Chief Financial
                           Officer of Wisconsin Electric since 1996;
                           Vice President - Finance of Wisconsin
                           Electric since 1994.

Anne K. Klisurich (52):    Controller of Wisconsin Energy since 1995;
                           Assistant Corporate Secretary of Wisconsin
                           Energy from July 1997 to March 1998.
                           Controller of Wisconsin Electric since 1994;
                           Assistant Corporate Secretary of Wisconsin
                           Electric from July 1997 to March 1998.
                           Controller of Wisconsin Natural Gas Company from 1994 through 1995.

Kristine M. Krause (45):   Vice President - Fossil Operations of
                           Wisconsin Electric since 1994.

David K. Porter (56):      Senior Vice President of Wisconsin Electric
                           since 1989; Director of Wisconsin Electric since 1989. Vice President of Wisconsin
                           Natural Gas Company from 1989 through 1995;
                           Director of Wisconsin Natural Gas Company from 1988 through 1995. Director of Edison
                           Sault Electric Company since 1998.

Michael B. Sellman (52):   President - Nuclear Management Company, LLC
                           since February 1999.  Senior Vice President
                           - Nuclear Power Business Unit and Chief
                           Nuclear Officer of Wisconsin Electric since
                           March 1998.  President, Maine Yankee Atomic
                           Power Company from February 1997 to March
                           1998.  Vice President - Waterford Nuclear
                           Plant, Entergy Arkansas, Inc. from February
                           1996 to February 1997; General Manager -
                           River Bend Nuclear Plant, Entergy Gulf
                           States, Inc. from September 1993 to February
                           1996.


Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.



                              PART II
                            ----------



ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


                   NUMBER OF COMMON STOCKHOLDERS

As of year-end 1999, based on the number of Wisconsin Energy
Corporation stockholder accounts (including accounts in Wisconsin
Energy's dividend reinvestment and stock purchase plan), there were 91,062 registered stockholders.


                 COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WiscEn or WiscEngy.


                 DIVIDENDS AND COMMON STOCK PRICES

COMMON STOCK DIVIDENDS OF WISCONSIN ENERGY:   Cash dividends on
Wisconsin Energy's common stock, as declared by the board of directors, are normally paid on or about the first day of March, June, September and December. Wisconsin Energy reviews its dividend policy on a regular basis. Subject to any regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, earnings, financial condition and other requirements.

RANGE OF WISCONSIN ENERGY COMMON STOCK PRICES AND DIVIDENDS:

                                1999                                      1998
               -----------------------------------     -------------------------------------
Quarter         High          Low         Dividend      High          Low            Dividend
-------         ----          ---         --------      ----          ---            --------

First         $31-9/16      $25-1/16        $.39        $31           $27             $.385
Second         28-1/8        25-1/16         .39         31-11/16      28-1/2          .390
Third          26            22-7/16         .39         32            27-3/8          .390
Fourth         24-3/16       19-1/16         .39         34            30              .390
                                          ------                                     ------
Year          $31-9/16      $19-1/16       $1.56        $34           $27            $1.555
                                          ======                                     ======


COMMON STOCK DIVIDENDS OF WISCONSIN ELECTRIC:   Cash dividends
declared on Wisconsin Electric Power Company's common stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy.

                                          Total Dividends
                              ------------------------------------------
Quarter                           1999                          1998
-------                       ------------                  ------------
First                          $44,893,000                   $44,322,000
Second                          44,893,000                    44,893,000
Third                           44,893,000                    44,893,000
Fourth                          44,893,000                    44,893,000
                              ------------                  ------------
Total                         $179,572,000                  $179,001,000
                              ============                  ============



ITEM 6.   SELECTED FINANCIAL DATA



                                     WISCONSIN ENERGY CORPORATION

                                 CONSOLIDATED SELECTED FINANCIAL DATA


     Financial                        1999          1998          1997            1996          1995
     ---------                        ----          ----          ----            ----          ----
                                             (Thousands of Dollars, Except Per Share Amounts)
Year Ended December 31
 Net income                          $208,989      $188,132       $60,716 (a)    $218,135      $234,034
 Earnings per share of common
  stock (basic and diluted)             $1.79        $1.65         $0.54  (a)      $1.97         $2.13
 Dividends per share of
  common stock                          $1.56       $1.555        $1.535         $1.5075        $1.455

 Operating revenues
  Energy
   Utility                         $2,050,218    $1,979,986    $1,789,602      $1,773,820    $1,770,484
   Non-Utility                        193,240        34,108         6,959            -             -
                                   ----------    ----------    ----------      ----------    ----------
    Total energy                    2,243,458     2,014,094     1,796,561       1,773,820     1,770,484
  Other                                29,181        25,339        10,368          13,647         6,503
                                   ----------    ----------    ----------      ----------    ----------
 Total operating revenues          $2,272,639    $2,039,433    $1,806,929      $1,787,467    $1,776,987
                                   ==========    ==========    ==========      ==========    ==========
At December 31
 Total assets                      $6,233,120    $5,361,757    $5,037,684      $4,810,838    $4,560,735
 Long-term debt and mandatorily
  redeemable trust preferred
  securities                       $2,334,636    $1,749,024    $1,532,405      $1,416,067    $1,367,644

     Energy Statistics
     -----------------
Utility
 Electric
  Megawatt-hours sold              31,257,050    29,940,384    27,671,946      27,560,428    27,283,869
  Customer (End of year)            1,027,785     1,010,318       978,835         968,735       955,616
 Gas
  Therms delivered (Thousands)        944,063       922,836       983,676         936,894       886,729
  Customer (End of year)              398,508       388,478       376,732         367,275       357,030
 Steam
  Pounds sold (Millions)                2,914         2,773         3,161           2,705         2,532
  Customer (End of year)                  450           454           474             465           473
Non-Utility
 Electric megawatt-hours sold       2,297,756          -             -               -             -

(a) Includes May 1997 nonrecurring $31 million charge ($19 million net of tax or $.17 per share) to write-off deferred merger costs related to the terminated merger agreement with Northern States Power Company and December 1997
    $30 million write-down ($18 million net of tax or $.16 per share) of equipment purchased for the Kimberly Cogeneration Project.

                                 CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                (Thousands of Dollars Except Per Share Amounts)
                                              ---------------------------------------------------
                                                     March                          June
                                                     -----                          ----
Three Months Ended                             1999           1998           1999           1998
------------------                             ----           ----           ----           ----
 Total operating revenues                    $556,717       $515,677       $539,008       $475,576
 Pretax operating income                      100,316         92,584        102,031         67,783
 Net income                                    53,511         49,048         48,903         28,854
 Earnings per share of common
  stock (basic and diluted)                     $0.46          $0.43          $0.42          $0.25

                                                    September                     December
                                                    ---------                     --------
Three Months Ended                             1999           1998           1999           1998
------------------                             ----           ----           ----           ----
 Total operating revenues                    $591,297       $519,649       $585,617       $528,531
 Pretax operating income                      134,968        117,767        119,079         96,620
 Net income                                    68,853         58,176         37,722         52,054
 Earnings per share of common
  stock (basic and diluted)                     $0.59          $0.50          $0.32          $0.45

Quarterly results of operations are not directly comparable because of seasonal and other factors.
See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                        SELECTED FINANCIAL DATA


     Financial                        1999          1998          1997            1996          1995
     ---------                        ----          ----          ----            ----          ----
                                                          (Thousands of Dollars)
Year Ended December 31
 Earnings available for
  common stockholders                $211,947      $182,971       $69,412 (a)    $210,112      $239,465

 Operating revenues
  Electric                         $1,688,277    $1,641,403    $1,412,115      $1,393,270    $1,437,480
  Gas                                 306,802       295,848       355,172         364,875       318,262
  Steam                                21,311        20,506        22,315          15,675        14,742
                                   ----------    ----------    ----------      ----------    ----------
 Total operating revenues          $2,016,390    $1,957,757    $1,789,602      $1,773,820    $1,770,484
                                   ==========    ==========    ==========      ==========    ==========
At December 31
 Total assets                      $5,052,603    $4,768,942    $4,667,840      $4,507,160    $4,318,924
 Long-term debt                    $1,677,610    $1,512,531    $1,448,558      $1,371,446    $1,325,169

Sales and Customer - Utility
----------------------------
 Electric
  Megawatt-hours sold              30,619,868    29,475,163    27,671,946      27,560,428    27,283,869
  Customer (End of year)            1,006,013       988,929       978,835         968,735       955,616
 Gas
  Therms delivered (Thousands)        944,063       922,836       983,676         936,894       886,729
  Customer (End of year)              398,508       388,478       376,732         367,275       357,030
 Steam
  Pounds sold (Millions)                2,914         2,773         3,161           2,705         2,532
  Customer (End of year)                  450           454           474             465           473

(a) Includes May 1997 nonrecurring $22 million charge ($13 million net of tax to write-off deferred merger costs related to the terminated merger agreement with Northern States Power Company and
    December 1997 $30 million write-down ($18 million net of tax) of equipment purchased for the
    Kimberly Cogeneration Project.

                                       QUARTERLY FINANCIAL DATA

                                                            (Thousands of Dollars)
                                              ---------------------------------------------------
                                                     March                          June
                                                     -----                          ----

Three Months Ended                             1999           1998           1999           1998
------------------                             ----           ----           ----           ----
 Total operating revenues                    $527,839       $510,681       $469,906       $461,771
 Pretax operating income                      102,458         94,043         92,763         68,600
 Earnings available for
  common stockholder                           55,660         49,995         48,132         31,071

                                                    September                     December
                                                    ---------                     --------
Three Months Ended                             1999           1998           1999           1998
------------------                             ----           ----           ----           ----
 Total operating revenues                    $513,890       $496,603       $504,755       $488,702
 Pretax operating income                      115,920        115,599        116,304         89,424
 Earnings available for
  common stockholder                           62,020         57,956         46,135         43,949

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



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by the context used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. During 1999, approximately 89% of Wisconsin Energy's consolidated operating revenues and 94% of Wisconsin Energy's consolidated pretax operating income were attributable to Wisconsin Electric. As of December 31, 1999, Wisconsin Electric accounted for approximately 81% of the Company's consolidated total assets. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for information concerning the 1999 reclassification of certain amounts in Wisconsin Energy's and Wisconsin Electric's prior year financial statements to conform to current year presentation.

CAUTIONARY FACTORS:   A number of forward-looking statements are
included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors described below under "Factors Affecting Results of Operations," "Liquidity and Capital Resources" and "Cautionary Factors."

ACQUISITION OF ESELCO, INC.:   Effective May 31, 1998, Wisconsin
Energy acquired ESELCO, Inc. in a tax free reorganization accounted for as a pooling of interests. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. For additional information, see "Factors Affecting Results of Operations - Mergers" below. ESELCO was the parent of Edison Sault Electric Company, an electric utility serving customers in Michigan's eastern Upper Peninsula ("Edison Sault"). Where appropriate, discussions as well as financial and statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998.


                      RESULTS OF OPERATIONS

The following analysis of Wisconsin Energy's and Wisconsin
Electric's results of operations should be read in conjunction with each company's 1999 Financial Statements and Notes to Financial Statements.


EARNINGS

During 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock increased to $209 million and $1.79 per share, respectively, compared with $188 million and $1.65 per share, respectively, during 1998 and compared with $61 million and $0.54 per share, respectively, during 1997. For the same periods, Wisconsin Electric's earnings increased to $212 million during 1999 compared with $183 million during 1998 and $69 million during 1997. Excluding the impact of a one-time charge of $18 million ($10.8 million, or $0.09 per share for Wisconsin Energy, after tax) related to the settlement of litigation, Wisconsin Energy's and Wisconsin Electric's earnings from continuing operations during 1999 were $220 million and $223 million, respectively. The following table summarizes contributions to Wisconsin Energy's earnings per share (basic and diluted) by business segment during the comparative periods.

                                                               % Change                    % Change
Earnings Per Share -                                             1998                        1997
  Wisconsin Energy                    1999          1998       to 1999          1997       to 1998
--------------------                  ----          ----       --------         ----       --------
Utility Operations                   $1.85         $1.62         14.2%         $0.62        161.3%
Non-Utility Operations
  Energy                              0.02         (0.02)       200.0%         (0.01)      (100.0%)
  Other                              (0.08)         0.05       (260.0%)        (0.07)       171.4%
                                     -----         -----                       -----
Total Earnings Per Share             $1.79         $1.65          8.5%         $0.54        205.6%
                                     =====         =====                       =====


An analysis of the Company's pretax operating results by the utility and non-utility business segments as well as an analysis of other income & expense items follows.


UTILITY SEGMENT PRETAX OPERATING RESULTS

During 1999, Wisconsin Energy's and Wisconsin Electric's pretax utility operating income increased by $64 million or 17.3% and by $60 million or 16.3%, respectively, when compared to 1998 primarily due to increases in electric and gas utility gross margins. During 1998, Wisconsin Energy's and Wisconsin Electric's pretax utility operating income increased by $115 million or 44.5% and by $110 million or 42.9%, respectively, when compared to 1997 primarily due to increases in electric utility gross margins that were partially offset by increased other operations and maintenance expenses.


Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY:   Primarily due to an increase in total
electric utility energy sales during 1999, Wisconsin Energy's total electric utility operating revenues increased by $58 million or 3.5% and the gross margin on electric utility operating revenues (total electric utility operating revenues less fuel and purchased power expenses) increased by $61 million or 5.1% when compared to 1998.

During 1998, Wisconsin Energy's total electric utility operating revenues increased by $252 million or 17.8% and the gross margin on electric utility operating revenues increased by $235 million or 24.3% when compared to 1997. Wisconsin Energy attributes these increases primarily to interim and final electric retail rate increases for Wisconsin Electric in the Wisconsin jurisdiction that became effective in the first half of 1998, to an increase in total 1998 electric utility energy sales and to the return to service of Point Beach Nuclear Plant during 1998.

The following table summarizes Wisconsin Energy's comparative total electric utility operating revenues, gross margins and electric energy sales for 1999, 1998 and 1997.

                                                               % Change                    % Change
Electric Utility Operations -                                    1998                        1997
     Wisconsin Energy                 1999          1998       to 1999          1997       to 1998
---------------------------           --------      --------     --------       --------     --------
 Electric Gross Margin ($000's)
  Total Operating Revenues         $1,722,105    $1,663,632       3.5%       $1,412,115      17.8%
  Total Fuel & Purchased Power        458,863       461,365      (0.5%)         444,655       3.8%
                                   ----------    ----------                  ----------
 Gross Margin                      $1,263,242    $1,202,267       5.1%         $967,460      24.3%
                                   ==========    ==========                  ==========
 Total Electric Sales (Mwh)        31,257,050    29,940,384       4.4%       27,671,946       8.2%
 Total Average Customers            1,017,620     1,005,184       1.2%          972,593       3.4%


Further detail about Wisconsin Electric's contribution to Wisconsin Energy's electric utility operating revenues, gross margins and energy sales follows.

WISCONSIN ELECTRIC: Largely due to higher total electric energy sales during 1999, Wisconsin Electric's total electric operating revenues increased by $47 million or 2.9% and the gross margin on electric operating revenues increased by $52 million or 4.4% when compared to 1998. Lower fuel and purchased power expenses during 1999 also contributed to the increase in gross margin.

As described below in further detail, Wisconsin Electric's total electric energy sales increased by 3.9% during 1999 compared to 1998. While meeting this increased demand during 1999, however, Wisconsin Electric was able to reduce total fuel and purchased power expenses by $5 million or 1.1% between the comparative periods. Wisconsin Electric accomplished this reduction in total fuel and purchased power expenses by substituting lower cost generation during 1999, especially from its Point Beach Nuclear Plant, for the higher cost generation and power purchases used to meet its demand for electricity during 1998.

During 1998, Wisconsin Electric's total electric operating revenues increased by $229 million or 16.2% compared to 1997 and the gross margin on electric operating revenues increased by $224 million or 23.1%. Wisconsin Electric attributes these increases to (1) an interim Wisconsin retail electric rate increase, effective from January 1, 1998 through April 30, 1998, of $135 million on an annualized basis, (2) a final Wisconsin electric retail rate increase, effective May 1, 1998, of $160 million or 12.7% on an annualized basis that replaced the interim rate increase, and (3) a 6.5% increase in total electric energy sales during 1998. The increase in gross margin during 1998 can also be partly attributed to the availability of a lower cost mix of generation compared to 1997.

Compared to 1997, Wisconsin Electric's total fuel and purchased power expenses increased by $5 million or 1.2% during 1998. Increased availability of lower cost generating capacity at Point Beach Nuclear Plant during 1998 allowed Wisconsin Electric to generate 11.3% more electricity while permitting the decrease in fuel costs. However, an increase in purchased power expenses more than offset the decrease in fuel costs, resulting in the net increase in total fuel and purchased power expenses.
Contributing to the increased purchased power expenses, Wisconsin Electric arranged for the purchase of more reliable firm supplies of energy during 1998 and incurred a full twelve months of demand charges for the first time under a long-term power purchase contract, resulting in higher fixed contract costs. In addition, the per unit cost of wholesale electric energy fluctuated more during 1998 compared to 1997, increasing the cost of certain spot market purchases.

                                                               % Change                    % Change
Electric Utility Operations -                                    1998                        1997
     Wisconsin Electric               1999          1998       to 1999          1997       to 1998
     ------------------             --------      --------     --------       --------     --------
Electric Gross Margin ($000's)
 Operating Revenues
  Residential                        $574,770      $571,378       0.6%         $487,219      17.3%
  Small Commercial/Industrial         510,094       487,549       4.6%          430,193      13.3%
  Large Commercial/Industrial         451,164       450,138       0.2%          402,684      11.8%
  Other-Retail/Municipal               51,219        51,211        -             55,246      (7.3%)
  Resale-Utilities                     79,139        60,927      29.9%           24,538     148.3%
  Other Operating Revenues             21,891        20,200       8.4%           12,235      65.1%
                                   ----------    ----------                  ----------
 Total Operating Revenues           1,688,277     1,641,403       2.9%        1,412,115      16.2%
 Fuel & Purchased Power
  Fuel                                305,169       308,374      (1.0%)         311,966      (1.2%)
  Purchased Power                     139,848       141,619      (1.3%)         132,689       6.7%
                                   ----------    ----------                  ----------
 Total Fuel & Purchased Power         445,017       449,993      (1.1%)         444,655       1.2%
                                   ----------    ----------                  ----------
Gross Margin                       $1,243,260    $1,191,410       4.4%         $967,460      23.1%
                                   ==========    ==========                  ==========
Sales (Mwh)
 Residential                        7,346,839     7,327,024       0.3%        6,863,569       6.8%
 Small Commercial/Industrial        8,028,191     7,612,397       5.5%        7,433,087       2.4%
 Large Commercial/Industrial       11,333,561    11,391,979      (0.5%)      11,021,476       3.4%
 Other-Retail/Municipal             1,314,021     1,287,162       2.1%        1,412,623      (8.9%)
 Resale-Utilities                   2,597,256     1,856,601      39.9%          941,191      97.3%
                                   ----------    ----------                  ----------
Total Electric Sales               30,619,868    29,475,163       3.9%       27,671,946       6.5%
                                   ==========    ==========                  ==========
Average Customers
 Residential                          897,333       886,635       1.2%          876,776       1.1%
 Small Commercial/Industrial           95,964        94,675       1.4%           93,259       1.5%
 Large Commercial/Industrial              716           720      (0.6%)             714       0.8%
 Other-Retail/Municipal                 1,880         1,804       4.2%            1,811      (0.4%)
 Resale-Utilities                          58            51      13.7%               33      54.5%
                                   ----------    ----------                  ----------
Total Average Customers               995,951       983,885       1.2%          972,593       1.2%
                                   ==========    ==========                  ==========

From August through mid-October 1999, the Empire and Tilden iron ore mines, Wisconsin Electric's two largest electric retail customers, were temporarily shut down for inventory reduction.
As a result, electric energy sales to the mines decreased 9.8% during 1999 compared to 1998. Excluding the Empire and Tilden iron ore mines, total electric energy sales increased 5.1% and sales to the remaining large commercial/industrial customers increased 2.0% between the comparative periods. Sales for resale to other utilities increased 39.9% during 1999 primarily due to higher opportunity sales.

When comparing 1999 electric sales with 1998, summer cooling load due to weather was not a significant factor. As measured by cooling degree days, 1999 was 5.9% cooler than 1998. However, 1999 and 1998 were 12.4% and 21.8% warmer than normal, respectively.

During 1998, cooling load due to weather did contribute to the 6.5% increase in total electric energy sales when compared to 1997, especially to residential and small commercial/industrial customers who tend to be more weather sensitive and contribute a higher margin to earnings. As measured by cooling degree days, 1998 was 96.6% warmer than 1997.

Electric energy sales to the Empire and Tilden iron ore mines increased 7.4% from 1997 to 1998 primarily due to a temporary shutdown of the Tilden mine during July and August 1997. Excluding the Empire and Tilden ore mines, Wisconsin Electric's total 1998 electric energy sales increased 6.4% and sales to the remaining large commercial/industrial customers increased 2.3% compared to 1997. During 1998, sales in the other-retail/municipal customer class decreased 8.9% primarily due to reduced contractual requirements nominations, effective May 1997, by Wisconsin Electric's largest municipal wholesale customer. This customer had been reducing its purchases from Wisconsin Electric over the past several years subsequent to acquiring generating capacity and expanding use of its existing generation facilities. Mostly due to higher opportunity sales, sales for resale to other utilities increased 97.3% between the comparative periods.


Gas Utility Revenues, Gross Margins and Therm Deliveries

Due in large part to increased retail gas sales during 1999 as described in further detail below, especially to higher margin residential and commercial/industrial customers, Wisconsin Electric's gross margin on gas utility operating revenues (gas operating revenues less cost of gas sold) increased by $12 million or 10.3% compared to 1998. In spite of the increase in retail gas sales, however, the cost of gas sold decreased by 0.8% between the comparative periods due to a decrease in the per unit cost of purchased gas. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the purchased gas adjustment mechanism and the gas cost recovery mechanism during the comparative periods, gas operating revenues changed at approximately the same rate as the cost of gas sold and gross margin was unaffected by such changes.

Despite an interim retail gas rate increase, effective from January 1, 1998 through April 30, 1998, of $19 million on an annualized basis and a final retail gas rate increase, effective May 1, 1998, of $19 million or 5.4% on an annualized basis that replaced the interim rate increase, total gas operating revenues decreased by $59 million or 16.7% and the gross margin on gas utility operating revenues decreased by $1 million or 0.8% during 1998 when compared to 1997. Total gas utility operating revenues and gross margin both declined in 1998 due to a significant decrease in retail gas sales, especially to residential and commercial/industrial customers who contribute higher margins to earnings than other customers. Between the comparative periods, the cost of gas sold decreased by $58 million or 25.0% due to decreased gas sales and to a lower cost per unit of purchased gas. As noted above, however, lower cost of gas sold reduced operating revenues but not gross margin due to the purchased gas adjustment mechanism.

For additional information concerning the purchased gas adjustment mechanism and the gas cost recovery mechanism, which became effective during 1999, as well as for information concerning Wisconsin Electric's 1998 Rate Order, see "Rates and Regulatory Matters" below in "Factors Affecting Results of Operations." Other operating revenues reflect adjustments for the over and under collection of gas costs that were included in operating revenues from gas sales.

The following table summarizes Wisconsin Energy's comparative total gas utility operating revenues, gross margins, retail gas sales and total therm deliveries during 1999, 1998 and 1997.

                                                                 % Change                   % Change
                                                                   1998                       1997
    Gas Utility Operations              1999          1998       to 1999         1997       to 1998
    ----------------------            --------      --------     --------      --------     --------
Gas Gross Margin ($000's)
 Operating Revenues
  Residential                         $193,766      $176,499        9.8%       $221,968      (20.5%)
  Commercial/Industrial                 95,127        87,899        8.2%        113,609      (22.6%)
  Interruptible                          5,111         7,003      (27.0%)         8,970      (21.9%)
  Interdepartmental                        172           138       24.6%          3,096      (95.5%)
                                      --------      --------                   --------
   Total Retail Gas Sales              294,176       271,539        8.3%        347,643      (21.9%)
  Transported Customer Owned Gas        14,560        12,014       21.2%         11,295        6.4%
  Transported-Interdepartmental          1,851         2,462      (24.8%)         2,105       17.0%
  Other Operating Revenues              (3,785)        9,833     (138.5%)        (5,871)     267.5%
                                      --------      --------                   --------
 Total Operating Revenues              306,802       295,848        3.7%        355,172      (16.7%)
 Cost of Gas Sold                      174,046       175,475       (0.8%)       233,877      (25.0%)
                                      --------      --------                   --------
Gross Margin                          $132,756      $120,373       10.3%       $121,295       (0.8%)
                                      ========      ========                   ========
Therms Delivered (000's)
  Residential                          329,005       289,509       13.6%        347,859      (16.8%)
  Commercial/Industrial                195,328       182,033        7.3%        211,453      (13.9%)
  Interruptible                         15,914        22,872      (30.4%)        24,532       (6.8%)
  Interdepartmental                        339           398      (14.8%)         9,696      (95.9%)
                                      --------      --------                   --------
   Total Retail Gas Sales              540,586       494,812        9.3%        593,540      (16.6%)
  Transported Customer Owned Gas       347,918       349,443       (0.4%)       313,466       11.5%
  Transported-Interdepartmental         55,559        78,581      (29.3%)        76,670        2.5%
                                      --------      --------                   --------
Total Gas Delivered                    944,063       922,836        2.3%        983,676       (6.2%)
                                      ========      ========                   ========
Average Customers
  Residential                          360,084       347,747        3.5%        339,002        2.6%
  Commercial/Industrial                 32,594        31,586        3.2%         30,594        3.2%
  Interruptible                             89           146      (39.0%)           170      (14.1%)
  Interdepartmental                       -             -            -                2     (100.0%)
                                      --------      --------                   --------
   Total Sales Customers               392,767       379,479        3.5%        369,768        2.6%
  Transportation                           328           271       21.0%            254        6.7%
  Transportation-Interdepartmental           6             6         -                5       20.0%
                                      --------      --------                   --------
Total Average Customers                393,101       379,756        3.5%        370,027        2.6%
                                      ========      ========                   ========


During 1999, total therm deliveries of natural gas increased 2.3% and total retail gas sales increased 9.3% compared to 1998 primarily due to a 13.6% increase in sales to residential customers and a 7.3% increase in sales to commercial/industrial customers. Residential and commercial/industrial sales increased due to an increase in the number of customers and to an increase in usage per customer, with the increase in sales per customer due in part to colder weather during the heating months of 1999. As measured by heating degree days, 1999 was 8.0% colder than 1998. However, 1999 was still 8.6% warmer than normal while 1998 was 15.4% warmer than normal.

During 1999, total interdepartmental therm deliveries (interdepartmental retail sales plus interdepartmental transport deliveries) decreased 29.2%. As noted in the discussion about electric utility operations above, higher availability of company-owned, low cost generation allowed Wisconsin Electric to change its power supply mix during 1999 away from higher cost per unit gas-fired, company-owned generating facilities. Excluding total interdepartmental therm deliveries, total gas deliveries during 1999 increased 5.3% when compared to 1998.

During 1998, total therm deliveries of natural gas decreased 6.2% and total retail gas sales decreased 16.6% compared to the same period in 1997 primarily due to significantly lower therm use per residential and commercial/industrial customer. While the number of residential and commercial/industrial customers increased between the comparative periods, residential and commercial/industrial gas sales decreased 16.8% and 13.9%, respectfully, due in large part to warmer weather during the heating months of 1998, which reduced heating needs.

During 1998, therm deliveries to the Whitewater Cogeneration Facility, owned by an unaffiliated independent power producer, primarily contributed to an 11.5% increase in transported customer owned gas deliveries compared to 1997. The Whitewater Cogeneration Facility, a gas-fired electric cogeneration plant in Wisconsin Electric's gas service territory, went into commercial operation in September 1997. Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract. During 1998, natural gas therm deliveries to the interdepartmental customer classes decreased 8.6% primarily due to increased availability of Point Beach Nuclear Plant, allowing Wisconsin Electric to reduce generation at its Concord and Paris Power Plants, natural gas-fired peaking facilities. Therm deliveries to the Concord and Paris Power Plants are at rates approved by the Public Service Commission of Wisconsin.
Excluding deliveries to Wisconsin Electric's facilities, total therm deliveries during 1998 decreased 6.0% compared to 1997.

For further information concerning Wisconsin Electric's long-term power purchase contract for electric energy from the Whitewater
Cogeneration Facility, see "Note H - Long-Term Debt" in the Notes to Financial Statements.


Utility Operating Expenses

OTHER OPERATIONS AND MAINTENANCE:   During 1999, Wisconsin
Energy's other operation and maintenance expenses for the utility segment decreased by $10 million or 1.6% when compared to 1998, including a $13 million or 1.9% decrease at Wisconsin Electric. The most significant changes in Wisconsin Electric's other operations and maintenance expenses during 1999 include a $28 million decrease in nuclear non-fuel expenses partially offset by a $5 million increase in administrative and general expenses, a $2 million increase in payroll taxes, a $3 million increase in electric transmission expenses and a $2 million increase in non-fuel steam power generation expenses. Nuclear non-fuel expenses decreased as a result of progress on various performance improvement initiatives, while administrative and general expenses increased primarily due to higher employee benefits paid and to increased staffing, which also increased payroll taxes. Electric transmission expenses increased primarily due to higher purchased power transmission fees during 1999, and non-fuel steam power generation expenses increased as a result of an increase in the number of maintenance outages at Wisconsin Electric's fossil-fuel power plants early in 1999 in anticipation of higher electric demand during the summer.

During 1998, Wisconsin Energy's other operation and maintenance expenses for the utility segment increased by $109 million or 19.6% when compared to 1997, including a $49 million increase in Wisconsin Electric's nuclear non-fuel expenses, a $40 million increase in Wisconsin Electric's administrative and general expenses, an $11 million increase in Wisconsin Electric's electric distribution expenses and a $10 million increase in Wisconsin Electric's non-fuel steam power generation expenses. Nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to improve the overall performance at Point Beach Nuclear Plant. Also influencing the 1998 increase in nuclear non-fuel expenses, Wisconsin Electric deferred $18 million of nuclear non-fuel operation expenses during 1997 which began to be amortized to expense on a five-year straight line basis in 1998. Administrative and general expenses increased during 1998 primarily due to efforts to resolve
Year 2000 technology issues, to various other corporate technology improvement efforts and to increased staffing and higher employee pension and benefit expenses. Electric distribution expenses increased in large part as a result of damage from an unusually high number of violent storms that struck Wisconsin Electric's service territory during 1998 and as a result of increased tree trimming/forestry efforts intended to improve reliability of the electric distribution system. Non-fuel steam power generation expenses increased primarily due to a scheduled maintenance outage during the second quarter of 1998 at Wisconsin Electric's Oak Creek Power Plant and to other reliability improvement efforts throughout 1998.

For additional insight into Wisconsin Electric's nuclear operations and the deferred nuclear non-fuel operations expenses, see "Nuclear Matters" below in "Factors Affecting Results of Operations" and "Note E - Nuclear Operations" in the Notes to Financial Statements. For further information concerning efforts to address the change to the Year 2000, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations."

DEPRECIATION AND AMORTIZATION:   Primarily due to an increase in
average depreciable property at Wisconsin Electric during 1999 as well as to an increase in nuclear decommissioning expenses due to higher nuclear decommissioning trust fund earnings, Wisconsin Energy's and Wisconsin Electric's utility segment depreciation and amortization expenses increased by $14 million or 5.6% and $12 million or 5.1%, respectively, compared to 1998.

During 1998, utility segment depreciation and amortization expense increased by $6 million or 2.3% at Wisconsin Energy and by $4 million or 1.6% at Wisconsin Electric when compared to 1997 primarily due to increased average depreciable property and increased decommissioning expenses at Wisconsin Electric. The effect of these increases, however, was offset to a large extent by a change in the regulatory accounting treatment of pre-1991 contribution in aid of construction balances at Wisconsin Electric, which reduced current period depreciation expense. For further information, see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements.


NON-UTILITY SEGMENT PRETAX OPERATING RESULTS

Due to growth in non-utility energy operations during 1999, including the addition of independent power production revenues from two fossil-fueled power plants acquired in April 1999, Wisconsin Energy's non-utility pretax operating income increased by $17 million when compared to 1998. During 1998, Wisconsin Energy's non-utility pretax operating income increased by $2 million when compared to 1997 due to increased returns from its non-utility real estate investment and development activities.

                                                               % Change                    % Change
                                                                 1998                        1997
Non-Utility Operations ($000)         1999          1998       to 1999          1997       to 1998
-----------------------------       --------      --------     --------       --------     --------
Operating Revenues
  Independent Power Production     $101,087       $  -             -          $  -             -
  Energy Marketing, Trading
    and Services                     74,541        25,069       197.3%           -             -
  Other                              46,793        34,378        36.1%         17,327        98.4%
                                    -------       -------                     -------
    Total Operating Revenues        222,421        59,447       274.2%         17,327       243.1%
Operating Expenses
  Fuel and Purchased Power          129,217        24,871       419.5%           -             -
  Other                              72,832        31,582       130.6%         16,527        91.1%
                                    -------       -------                     -------
    Total Operating Expenses        202,049        56,453       257.9%         16,527       241.6%
                                    -------       -------                     -------
Pretax Operating Income             $20,372        $2,994       580.4%           $800       274.3%
                                    =======       =======                     =======


For further information concerning the April 1999 non-utility power plant acquisitions, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.

NON-UTILITY OPERATING REVENUES:   As a result of the power plant
acquisitions noted above, non-utility energy operations realized $101 million of operating revenues during 1999 through the sale of 2,298,000 megawatt-hours of electric energy in the New England region. In addition, non-utility energy operations increased its operating revenues by $49 million during 1999 as a result of increased energy marketing, trading and services activities. Compared to 1998, other non-utility operating revenues increased by $12 million or 36.1% during 1999 including $9 million of additional ancillary revenues from energy activities and $3 million of additional operating revenues from recycling activities.

During 1998, non-utility energy operations began energy marketing, trading and services activities, adding $25 million of operating revenues compared to 1997. Between the comparative periods, other non-utility operating revenues increased by $17 million including $8 million from real estate investment and development activities and $7 million from recycling activities.

NON-UTILITY OPERATING EXPENSES:   During 1999, the non-utility
energy operations' fuel and purchased power expenses increased by $104 million when compared to 1998 due to independent power production activities that began in the New England region during 1999 as well as to increased energy marketing, trading and services activities. Other operating expenses increased by $41 million during 1999 primarily due to operation of the fossil-fueled power plants acquired by non-utility energy operations in April 1999.

Compared to 1997, the non-utility energy operations' fuel and purchased power expenses increased by $25 million due to energy marketing, trading and services activities that began in 1998. Between the comparative periods, other operating expenses increased by $15 million including $8 million from recycling activities and $3 million from real estate investment and development activities and the start-up of energy marketing, trading and services activities.


OTHER INCOME & EXPENSE ITEMS

OTHER INCOME AND DEDUCTIONS:   During 1999, Wisconsin Energy's
interest income increased by $10 million or 36.9% when compared to 1998 primarily due to increased loan investments made by Wisconsin Energy's non-utility segment. Other income and deductions - Other, net decreased by $23 million at Wisconsin Energy and by $12 million at Wisconsin Electric primarily due to a one-time $18 million litigation settlement payment made by Wisconsin Electric in the fourth quarter of 1999. For additional further information concerning Wisconsin Energy's non-utility loan investments, see "Note K - Segment Reporting" in Wisconsin Energy's Notes to Financial Statements. For additional information concerning Wisconsin Electric's $18 million litigation settlement during the fourth quarter of 1999, see "Legal Matters" below under "Factors Affecting Results of Operations."

During 1998, merger expense decreased by $31 million at Wisconsin Energy when compared to 1997, including $22 million which was attributable to Wisconsin Electric. These decreases reflect a one-time write off of deferred merger costs during 1997 related to the terminated merger agreement with Northern States Power Company. For further information concerning this terminated merger agreement, see "Mergers" below under "Factors Affecting Results of Operations." Compared to 1997, the net expense in other income and deductions - other, net decreased by $45 million during 1998 at Wisconsin Energy of which $37 million was attributable to Wisconsin Electric. Significantly contributing to these decreased expenses, Wisconsin Electric recorded a one-time $30 million impairment charge in December 1997 for its Kimberly Cogeneration Equipment based upon the results of a discounted cash flow analysis. For further information, see "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively. In addition, the comparative net expense in other income and deductions - other, net decreased during 1998 due to a $9 million increase in net pretax miscellaneous income at Witech Corporation and a $4 million reduction in charitable donations by Wisconsin Electric. Witech Corporation is a non-utility subsidiary of Wisconsin Energy.

INTEREST CHARGES AND OTHER:   During 1999, Wisconsin Energy's
interest on long-term debt increased by $16 million or 14.5% when compared to 1998 primarily due to the financing requirements necessary for the April 1999 non-utility segment power plant acquisitions noted above. Between the comparative periods, other interest expense increased by $5 million or 24.6% at Wisconsin Energy and by $3 million or 29.0% at Wisconsin Electric primarily due to increased 1999 short-term borrowing levels. During 1999, Wisconsin Energy made approximately $11 million of distributions on preferred securities of a subsidiary trust that were issued in March 1999. For further information concerning issuance of the trust preferred securities, see "Note G - Trust Preferred Securities" in Wisconsin Energy's Notes to Financial Statements.

Primarily due to increased short-term borrowing levels during 1998, Wisconsin Energy's and Wisconsin Electric's other interest expense increased by $10 million or 102.4% and by $3 million or 34.7%, respectively, compared to 1997.

INCOME TAXES:   During 1999, both Wisconsin Energy's and
Wisconsin Electric's income taxes increased by $19 million when compared to 1998 primarily due to increased pretax income. Similarly, Wisconsin Energy's and Wisconsin Electric's income taxes increased by $61 million and $62 million, respectively, during 1998 due to increased pretax income compared to 1997.


             FACTORS AFFECTING RESULTS OF OPERATIONS


MERGERS

WICOR, INC:   On June 27, 1999, Wisconsin Energy and WICOR, Inc.,
a Wisconsin corporation [NYSE: WIC], entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The merger will be accounted for as a purchase transaction. WICOR is a diversified holding company with consolidated total assets of approximately
$1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company, the largest natural gas distribution public utility in Wisconsin, will become subsidiaries of Wisconsin Energy. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR.

Assuming timely realization of estimated cost savings and avoidances expected to result from the merger, Wisconsin Energy expects the business combination to result in increased earnings per share beginning in the first full year following the merger. While no definitive synergies study has been performed, net merger-related cost savings are anticipated to be approximately $35 million annually beginning in the first full year after the merger. Savings are expected from lower expenses for cost of gas, materials and services through enhanced purchasing power, elimination of duplication through attrition, and through sharing of resources. Additional cost savings are anticipated from logical consolidation of common functions over time as well as from savings in areas such as insurance and regulatory costs and legal, audit and consulting fees.

Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by the Securities and Exchange Commission. In early March 2000, the Federal Trade Commission closed its review of the proposed acquisition. On March 15, 2000, the Public Service Commission of Wisconsin issued its final decision approving the merger and providing for a qualified five-year rate freeze for Wisconsin Electric's and Wisconsin Gas' natural gas, electric and steam services beginning the later of January 1, 2001 or upon receipt of all state and federal approvals. The commission also found that it was reasonable to allow the utilities to retain synergy savings associated with the merger during the 5-year partial rate freeze period. The regulatory approval process is expected to be completed in time for the transaction to be consummated on or about April 26, 2000.

For additional information concerning the WICOR merger, including information about the purchase price and the form in which it may be paid, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements. For further information concerning how Wisconsin Energy expects to finance the acquisition of WICOR, see "Liquidity And Capital Resources - Capital Requirements" below.

ESELCO, INC.:   Effective May 31, 1998, Wisconsin Energy acquired
ESELCO, Inc. in a tax free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock.

Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represents ESELCO's consolidated net income during the first five months of 1998.

ESELCO was the parent company of Edison Sault Electric Company, an electric utility which serves approximately 21,800 residential, commercial and industrial customers in the state of Michigan's eastern Upper Peninsula. Where appropriate, discussions as well as financial or statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998. Wisconsin Energy is operating Wisconsin Electric and Edison Sault as separate utility subsidiaries within their historical service territories. Wisconsin Electric and Edison Sault continue to be separately regulated by their respective states.

NORTHERN STATES POWER COMPANY:   On May 16, 1997, the boards of
directors of Wisconsin Energy and Northern States Power Company, a Minnesota corporation, agreed to terminate the Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy and Northern States to form Primergy Corporation. As a result, Wisconsin Energy recorded a $31 million charge in the second quarter of 1997 ($19 million net of tax or approximately 17 cents per share) to write off the deferred transaction costs and costs to achieve the merger. Approximately $22 million of merger write-off costs were attributable to Wisconsin Electric.


NUCLEAR MATTERS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns and operates
two approximately 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 1999, 1998 and 1997, Point Beach provided 22%, 18% and 6% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

From late 1996 through early 1999, Point Beach experienced several scheduled and unscheduled outages or power reductions involving both generating units. As a result of these outages and various performance improvement initiatives, Wisconsin Electric's total nuclear operation and maintenance expenses, excluding fuel and benefit overheads, increased from $107 million in 1997 to $156 million in 1998 before falling to $128 million in 1999. Between 1997 and 1999, availability of Point Beach increased significantly, and Wisconsin Electric expects the reliability of the units to continue to improve during 2000 as these improvement efforts progress. During 2000, Wisconsin Electric currently anticipates that nuclear non-fuel operating and maintenance expenses will decline from 1999 levels. Additional unplanned shutdowns or power reductions of Point Beach Units 1 or 2 may be necessary as Wisconsin Electric continues to perform reviews of facility design and to implement other improvement initiatives

For information concerning Wisconsin Electric's deferral of approximately $18 million of nuclear non-fuel operating and maintenance costs during 1997, see "Note E - Nuclear Operations" in the Notes to Financial Statements.

During scheduled refueling and maintenance outages of Point Beach
Units 1 and 2 in 1998 and 1999, respectively, Wisconsin Electric initiated extended fuel cycles that allow for operation of the units for periods longer than the historical practice of refueling each unit annually.

Wisconsin Electric is currently forming an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by mid-2002. Based upon the results of this evaluation and subject to approval by executive management and by the boards of directors of Wisconsin Electric and Wisconsin Energy in the second half of 2002, Wisconsin Electric currently anticipates seeking appropriate regulatory approvals, including submittal of an application to the Nuclear Regulatory Commission in 2003 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

NUCLEAR MANAGEMENT COMPANY:   In February 1999, WEC Nuclear
Corporation, a subsidiary of Wisconsin Energy, Northern States Power Company and WPS Nuclear Corporation, a subsidiary of WPS Resources Corporation, announced the formation of the Nuclear Management Company, LLC. In November 1999, an affiliate of Alliant Energy Resources also became a member of the Nuclear Management Company. The four participants or their affiliates operate a total of seven nuclear generating units at five sites in the states of Wisconsin, Minnesota and Iowa with a total combined generating capacity exceeding 3,600 megawatts. Each utility will continue to own its respective nuclear units, maintain exclusive rights to the energy generated, and retain financial responsibility for safe operation, maintenance and decommissioning.

The primary goals of the Nuclear Management Company are to identify and achieve enhanced reliability and continued safe operation of the seven nuclear generating units as well as to provide enhanced nuclear plant support and operating services. The Nuclear Management Company will provide services to Wisconsin Electric's Point Beach Nuclear Plant and, upon transfer of operating authority under the operating licenses, will also be responsible for the day-to-day operation of Point Beach.

During the fourth quarter of 1999, all participants in the Nuclear Management Company, including Wisconsin Electric, filed applications with the Nuclear Regulatory Commission to transfer applicable nuclear generating unit operating authority under their operating licenses to the Nuclear Management Company. Wisconsin Electric currently anticipates a decision by the Nuclear Regulatory Commission on transfer of operating authority in the Spring of 2000. Also during the fourth quarter of 1999, Wisconsin Electric submitted an affiliated interest application with the Public Service Commission of Wisconsin for approval of its nuclear power plant operating services agreement with the Nuclear Management Company. WPS Resources Corporation and Northern States Power Company also filed similar applications with their respective state regulatory commissions. Assuming approval by all required regulatory authorities, Wisconsin Electric currently expects the Nuclear Management Company to assume operating responsibility for Point Beach with the transfer of operating authority under the operating licenses in mid-2000.

SPENT FUEL STORAGE AND DISPOSAL:   During 1995, Wisconsin
Electric completed construction of an Independent Spent Fuel Storage Installation for the temporary dry storage of spent nuclear fuel at Point Beach. The Public Service Commission of Wisconsin has authorized Wisconsin Electric to load up to twelve casks containing a total of 288 fuel assemblies with spent fuel and transfer the casks to the Independent Spent Fuel Storage Installation. To date, eight VSC-24 casks, designed by Sierra Nuclear Corporation and containing a total of 192 spent fuel assemblies, have been loaded and moved. Wisconsin Electric currently plans to load the four remaining authorized casks in 2000.

To maintain flexibility associated with the continued temporary dry storage of spent fuel at Point Beach, Wisconsin Electric is in the process of procuring three alternative model TN-32 casks, designed by Transnuclear Corp., which should be available by mid-2000. TN-32 dry storage casks have been previously approved by the Nuclear Regulatory Commission for specific use at other nuclear generating facilities in the United States, and Wisconsin Electric anticipates that the Nuclear Regulatory Commission will certify use of TN-32 casks for use at Point Beach in April 2000. In August 1998, the Public Service Commission of Wisconsin issued an order approving the substitution of up to six TN-32 casks for VSC-24 casks at Point Beach in the event that this becomes necessary.

Wisconsin Electric estimates that, with implementation of the extended fuel cycles noted above, with the four remaining casks originally authorized by the Public Service Commission of Wisconsin and with the remaining space in the spent fuel pool, it has sufficient temporary spent fuel storage capacity to continue operating Point Beach until the Spring of 2005. Wisconsin Electric currently plans to apply to the Public Service Commission of Wisconsin in 2000 for authority to load additional casks beyond the twelve that are currently authorized.

Temporary spent fuel storage alternatives at Point Beach Nuclear Plant are necessary until the United States Department of Energy takes ownership of and permanently removes the spent fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy has failed to meet its contractual obligation to begin removing spent fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $163 million as of December 31, 1999. The Department of Energy has indicated that it does not expect a permanent spent fuel repository to be available any earlier than 2010. At this time, Wisconsin Electric is unable to predict when the Department of Energy will actually begin accepting spent nuclear fuel.

On August 24, 1999, Wisconsin Electric filed a petition for review and for writ of mandamus in the United States Court of Appeals for the District of Columbia Circuit seeking both monetary and non-monetary relief under its Standard Contract with the Department of Energy as a result of the Department of Energy's failure to comply with its unconditional obligation under the Waste Act to dispose of the spent nuclear fuel at Point Beach Nuclear Plant. Wisconsin Electric requested a contract modification requiring the Department of Energy to provide storage casks for the spent fuel, to take title of the spent fuel when it is placed in dry storage at Point Beach and to reimburse Wisconsin Electric for costs incurred as a result of the Department of Energy's failure to comply with its obligations.
On October 12, 1999, the government filed a motion to dismiss Wisconsin Electric's petition for review on grounds of failure to exhaust administrative remedies and lack of jurisdiction. On October 25, 1999, Wisconsin Electric filed a response to the government's motion, asking the Appeals Court to deny the motion. On November 24, 1999, the Court ordered that the motion to dismiss be referred to a merits panel and directed the parties to submit briefs on the merits with oral argument scheduled for May 18, 2000.

During 1997 and again in 1998, the United States Senate and the United States House of Representatives each passed versions of the Nuclear Waste Policy Acts of 1997 and 1998, respectively.
The legislation would have required the Department of Energy to establish a temporary spent fuel repository in the state of Nevada until a permanent repository is available and to begin taking ownership from utilities and removing spent fuel as required by the Waste Act. Differences between Senate and House versions of the bill were not reconciled in 1997 nor in 1998. During 1999, neither house of congress passed similar legislation that had been introduced. The Senate and House passed a modified version of temporary nuclear waste disposal legislation in February and March 2000, respectively. President Clinton has threatened to veto any legislation which mandates a temporary spent fuel repository in Nevada.


LEGAL MATTERS

GIDDINGS & LEWIS INC./CITY OF WEST ALLIS LAWSUIT:   In July 1999,
a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is preparing to file an appeal of the case. In December 1999, in order to stop the post-judgment accrual of interest at 12% per annum during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, appearing as part of Deferred Charges and Other Assets - Other on the Balance Sheet, to the Milwaukee County Clerk of Circuit Court representing the amount of the verdict and accrued interest. In further post-trial proceedings, the plaintiffs filed a motion for sanctions based upon representations made by Wisconsin Electric during trial. The hearing on this matter occurred in February 2000. The matter was briefed by the parties and oral argument is scheduled in April 2000. In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. As such, Wisconsin Electric has not established a reserve for potential damages from this suit. For further information, see "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:   During the
fourth quarter of 1999, Wisconsin Electric and Wisconsin International Electric Power, Ltd. reached settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to development of an electric generating plant at Subic Bay in the Philippines. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid Wisconsin International Electric Power, Ltd. $18 million ($10.8 million, or $0.09 per share for Wisconsin Energy, after tax) in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice. For further information, see "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively.


ELECTRIC SYSTEM RELIABILITY MATTERS

In spite of several episodes of hot and humid weather during the summer of 1999, Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations. Public appeals for conservation were not required, and the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates was greatly reduced from recent years. All of Wisconsin Electric's generating plants were available and in operation during the hottest periods in late July 1999, and all power purchase commitments under firm contract were received.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2000. However, the Company anticipates that the regional electric energy supply will remain tight during 2000. As a result of this, or of extremely hot weather along with unexpected equipment unavailability, Wisconsin Electric could be required to call upon load management procedures during 2000, as it has in past years.

Wisconsin Electric is proceeding with several long-term measures to enhance the reliability of its own system and that of the midwestern region as discussed below.


Electric Generation Initiatives

300-MEGAWATT CONTRACT WITH SOUTHERN ENERGY:   In August 1998,
Wisconsin Electric signed an agreement with Atlanta-based Southern Energy, Inc. to purchase for eight years the electric output from a 300-megawatt natural gas-fired peaking power plant that Southern Energy is currently constructing in Neenah, Wisconsin. The facility is scheduled for commercial operation by June 2000.

As a result of the existing regulatory environment in the state of Wisconsin, Wisconsin Electric currently expects to utilize purchase power commitments similar to the agreement with Southern Energy to meet its electric demand load growth where appropriate.

GERMANTOWN GENERATION PROJECTS:   Based upon updated load growth
projections, Wisconsin Electric determined that it needed additional generating capacity by the summer of 2000. As a result, Wisconsin Electric is currently installing a new 85-megawatt combustion turbine at its Germantown Power Plant that is expected to be in service by June 2000. In addition, Wisconsin Electric is installing inlet cooling facilities on the four existing combustion turbine units at the Germantown Power Plant as well as on the new unit. Installation of the inlet cooling facilities, which counteract the reduction in generating capacity due to hot summer weather, is expected to be completed by mid-summer of 2000. A net increase in summer capacity of approximately 59 megawatts will be available as a result of the inlet cooling facilities that are being installed. Natural gas burning facilities are also being added at the Germantown Power Plant to provide dual fuel capability for the new as well as the existing units. As part of the dual fuel project, dry low-nitrogen oxide burners are being installed on the existing units to reduce air emissions. The dual fuel project is expected to be completed in 2003.

NEW RENEWABLE ELECTRIC ENERGY:   In September 1999, Wisconsin
Electric signed an agreement to purchase 25.2 megawatts of capacity from a 29.7-megawatt wind farm that FPL Energy Wisconsin Wind LLC plans to construct and operate near Allenton, Wisconsin. Siting for the wind farm is pending. In October 1999, Wisconsin Electric signed an agreement to purchase 7.7 megawatts of new landfill gas-fueled generation capacity installed at several Waste Management, Inc. landfills. All landfill gas facilities are expected to be on-line prior to the end of 2000. The total
32.9 megawatts of renewable capacity will be used to meet Wisconsin Electric's 27 megawatt share of a renewable energy mandate included in 1997 Wisconsin Act 204 and support Wisconsin Electric's "energy for tomorrow" renewable energy program.

In June 1999, Wisconsin Electric placed in service two
660 kilowatt Vestas V47 wind turbines. The wind turbines are located in southern Fond du Lac County in the Town of Byron, Wisconsin. The electricity generated from this project is being sold to "energy for tomorrow" customers.


Electric Transmission Initiatives

WISCONSIN ELECTRIC PROJECTS:   Wisconsin Electric recently
completed or is currently involved in multiple projects designed to increase electric import capability into eastern Wisconsin and to improve electric system reliability for its customers. In June 1999, Wisconsin Electric completed the Northern Interface Project which allows for an additional 80 megawatts of generating capacity in the Upper Peninsula of Michigan to be available to Wisconsin Electric's transmission system in the state of Wisconsin. Also in June 1999, Wisconsin Electric completed the Southern Interface Project which was the first of several projects being undertaken to improve system reliability in southeast Wisconsin and the metropolitan Milwaukee area as well as to eliminate constraints on the Wisconsin Electric system for future increased electric transfer capability between northern Illinois and southern Wisconsin. In September 1999, the Public Service Commission of Wisconsin authorized Wisconsin Electric to proceed with the Oak Creek-Arcadian Transmission Upgrade Project, intended to also improve system reliability in southeast Wisconsin. In December 1999, Wisconsin Electric filed an application with the Public Service Commission of Wisconsin to upgrade transmission system facilities in downtown Milwaukee as well as facilities serving the northern metropolitan Milwaukee area.

WISCONSIN RELIABILITY ASSESSMENT ORGANIZATION:   The Wisconsin
Reliability Assessment Organization was formed in early 1998 to coordinate activities relating to generation and transmission reliability issues in the state of Wisconsin. Wisconsin Electric is an active participant in the Wisconsin Reliability Assessment Organization, whose members include all of the state's other investor owned utilities, staff from the Public Service Commission of Wisconsin, several municipal utilities and cooperatives, and utilities from surrounding states.

In June 1999, the Wisconsin Reliability Assessment Organization issued a report to the Public Service Commission of Wisconsin describing a recently completed comprehensive study of transmission system reinforcement plans and the abilities of those plans to achieve numerous technical, environmental and policy criteria. Based upon the report, the Wisconsin Reliability Assessment Organization recommended construction of a new 345 kilovolt transmission line between Duluth, Minnesota and Wausau, Wisconsin. Wisconsin Public Service Corporation and Minnesota Power Company, two unaffiliated investor owned utilities, have applied to regulatory commissions in Wisconsin and Minnesota for authority to construct this facility. Several groups are opposing the project and have indicated their intent to intervene in proceedings before the Public Service Commission of Wisconsin.

In addition to substantial generation system expansion throughout the state of Wisconsin, the Wisconsin Reliability Assessment Organization's recommendations assume that numerous other transmission system enhancement projects will be completed including Wisconsin Electric's Oak Creek-Arcadian Transmission Upgrade Project noted above and construction of a 230 kilovolt transmission line from Chisago County, Minnesota to Amery, Wisconsin. Northern States Power Company, an unaffiliated investor owned utility, and Dairyland Power Cooperative, an unaffiliated electric cooperative, have applied for necessary certification for the Chisago / Amery project.

MIDWEST ISO:   Wisconsin Electric is currently participating in
the formation of a regional independent electric transmission system operator to promote reliability in the Midwest (the "Midwest ISO"). In June 1999, the Public Service Commission of Wisconsin granted Wisconsin Electric authority to transfer control of its electric transmission system to the Midwest ISO. The Midwest ISO installed its independent board of directors and hired its executive management team during 1999 and plans to begin operation in 2001. Once established, the American Transmission Company, LLC described below under "Industry Restructuring and Competition" will become a member of the Midwest ISO.


INDUSTRY RESTRUCTURING AND COMPETITION

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the electric industry continues a trend towards restructuring and increased competition. The state of Illinois has passed legislation that introduced retail electric choice for large customers in 1999 and introduces choice for all customers by May 2002. For information concerning restructuring in the state of Michigan, see "Electric Utility Industry Restructuring In Michigan" below. Congress continues to evaluate restructuring proposals at the federal level. The Company cannot predict the ultimate timing or impact of a restructured electric industry. Among others, the following electric industry restructuring initiatives are underway in regulatory jurisdictions where the Company currently does business.


State of Wisconsin

ELECTRIC UTILITY INDUSTRY INVESTIGATION IN WISCONSIN:   The
Public Service Commission of Wisconsin is currently focusing on electric infrastructure issues for the state of Wisconsin such as:

  * Improvements to existing and addition of new electric transmission lines in the state,

  *    Addition of new generating capacity in the state,

  * Modifications to the regulatory process to facilitate development of merchant generating plants,

  * Development of a regional independent electric transmission system operator, and

  *    Formation of a statewide transmission company.

The Public Service Commission of Wisconsin continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

TRANSMISSION COMPANY:   Wisconsin Electric has agreed to join the
American Transmission Company, LLC by contributing its transmission assets in exchange for an equity interest in the new company. As a result, Wisconsin Energy will receive partial relief from statutory limits on its non-utility assets (the non-utility asset cap) as authorized by 1999 Wisconsin Act 9. For additional information, see "Rates and Regulatory Matters" below. Joining the American Transmission Company is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The American Transmission Company will be owned and governed in accordance with 1999 Wisconsin Act 9 by utilities that contribute facilities or capital. Governance of the company will also include outside directors not associated with the energy business. Stock of the American Transmission Company eventually may be offered for public ownership.

The American Transmission Company's sole business will be to provide reliable, economic transmission service to all customers in a fair and equitable manner. Specifically, the American Transmission Company will plan, construct, operate, maintain and expand transmission facilities it will own to provide for adequate and reliable transmission of power. It will provide comparable service to all customers, including Wisconsin Electric, and it will support effective competition in energy markets without favoring any market participant. Formation of the company will require federal and state regulatory approvals. The American Transmission Company will be regulated by the Federal Energy Regulatory Commission for all rate terms and conditions of service. The company will be a transmission-owning member of the Midwest ISO as discussed in further detail above under "Electric System Reliability Matters."

Wisconsin Electric outlined its proposed classification of transmission assets in a February 2000 filing with the Public Service Commission of Wisconsin. A ruling in that proceeding is expected in June 2000. Shortly thereafter, Wisconsin Electric plans to file with both the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission for permission to transfer assets to the new company. Wisconsin Electric estimates that it will transfer approximately $200 million in transmission utility assets at net book value when the American Transmission Company becomes operational in late 2000.

Wisconsin Electric's transmission assets have traditionally contributed an estimated 3% of Wisconsin Electric's total electric utility operating revenues. While it is expected that Wisconsin Energy will receive earnings distributions from the American Transmission Company in proportion to its ownership share, the overall impact of the transaction on Wisconsin Energy earnings is not yet known.

AFFILIATE INTEREST POLICIES DOCKET:   From late 1998 through
early 2000, the Public Service Commission of Wisconsin has reviewed the policies on standards of conduct governing diversification of activities that can be performed within the utility and utility affiliates. On February 17, 2000, the Public Service Commission voted to continue to support the full allocation method which allows utilities to continue to provide and sell products and services other than core utility products as long as the costs are fully allocated and not subsidized by ratepayers. During these proceedings, Wisconsin Electric has taken the position that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Electric or another vendor for these products and services. The Public Service Commission of Wisconsin still intends to look at a streamlined process for reviewing complaints on a case-by-case basis and then is expected to issue an order on this matter and close the docket.

PUBLIC BENEFITS:   On October 27, 1999, the Wisconsin State
legislature passed public benefits legislation as part of the 1999-2001 biennial state budget, 1999 Wisconsin Act 9, which also included amendments to the non-utility asset cap provisions of Wisconsin's public utility holding company law. The law creates new funding of $44 million to be collected by utilities and remitted to the Wisconsin Department of Administration. The law also requires utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration within a three-year transition period. The utilities' traditional role of providing these programs will be shifted to the Department of Administration, which will administer the funds for a statewide public benefits program. The new law also requires utilities to provide a specified proportion of its retail energy sales in programs such as Wisconsin Electric's "energy for tomorrow" renewable energy program. For additional information concerning the non-utility asset cap, see "Rates and Regulatory Matters" below.


State of Michigan

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN: In June 1999, in response to earlier actions by the Michigan Public Service Commission to implement retail access for all retail customers of regulated utilities and co-ops in the state of Michigan beginning January 1, 2002, the Michigan Supreme Court ruled that the Michigan Public Service Commission did not have authority to mandate direct access plans.

On September 1, 1999, Michigan's two largest utilities, Detroit Edison and Consumers Energy Company, filed an agreement to voluntarily implement a phase-in of direct access beginning in late 1999 followed by full access on January 1 , 2002. In October 1999, the Michigan Public Service Commission's authority to implement access on a voluntary basis was challenged in the courts. The Michigan Public Service Commission is expected to continue to support its authority to implement voluntary open access programs. Meanwhile, the phase-in programs have begun for Detroit Edison and Consumers Energy Company.

In January 2000, a bill was introduced in the Michigan Senate providing for a phase-in of direct access with full access on January 1, 2002. The bill addresses market power concerns and remedies and contains modifications for smaller utilities and co-ops. Wisconsin Electric believes that passage of the bill as introduced is unlikely. However, a modified bill could be enacted by late 2000.

During 1999, 6.8% of Wisconsin Energy's and 5.3% of Wisconsin
Electric's total utility operating revenues were under the jurisdiction of the Michigan Public Service Commission.


Wholesale Competition

Wholesale sales of electric energy accounted for 7%, 6% and 5% of Wisconsin Electric's total electric operating revenues in 1999, 1998 and 1997, respectively. Wisconsin Electric attributes the increase in the past year to additional sales for resale.


RATES AND REGULATORY MATTERS

The table below summarizes the anticipated annualized revenue impact of recent rate changes authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities based upon the sales projections utilized by those commissions in setting rates. Edison Sault implemented a temporary price cap in 1995. The Public Service Commission of Wisconsin regulates retail electric, steam and natural gas rates in the state of Wisconsin, while the Federal Energy Regulatory Commission regulates wholesale power, electric transmission and gas transportation service rates. The Michigan Public Service Commission regulates retail electric rates in the state of Michigan.

                                         Revenue              Percent
                                         Increase             Change
        Service                         (Decrease)           in Rates           Effective Date
        -------                         ----------           --------           --------------
                                        (Millions)              (%)
Retail electric, WI (a)                    $25.2                1.7%                 (a)
Retail gas (a)                              11.6                3.3%                 (a)
Fuel electric, WI                           (7.8)              (0.5%)              05/01/99
Retail electric, MI                          2.1                6.0%               04/13/99
Retail electric, WI (b)                    160.2               12.7%               05/01/98
Retail gas (b)                              18.5                5.4%               05/01/98
Steam heating (b)                            1.2                9.3%               05/01/98
Retail electric, WI (b)                    134.9               10.7%               01/01/98
Retail gas (b)                              18.5                5.5%               01/01/98
Steam heating (b)                            0.8                6.3%               01/01/98
Fuel electric, WI (c)                       11.9                1.0%               01/01/98
Fuel electric, WI (d)                       15.3                1.2%               05/23/97
Retail electric, WI                         (7.4)              (0.6%)              02/18/97
Retail gas                                  (6.4)              (2.0%)              02/18/97
Steam heating                                0.1                0.5%               02/18/97

(a) Interim increase approved by the Public Service Commission of Wisconsin on March 23, 2000. The interim increase will become effective upon the issuance of a written order subject to any conditions imposed in the order. A final order is expected in June 2000.

(b) The January 1, 1998 order was an interim order that was effective until the May 1, 1998 final order was received from the Public Service Commission of Wisconsin. The final May 1, 1998 order superseded the January 1, 1998 interim order.

(c) A final order from the Public Service Commission of Wisconsin, dated December 23, 1997, authorized a total increase in fuel revenue of $27.2 million less the amount of $15.3 million previously collected through an interim order during 1997. See footnote (d). The remaining $11.9 million under the final order was authorized during the period January 1, 1997 through April 30, 1998.

(d) An interim order from the Public Service Commission of Wisconsin, issued May 23, 1997 was in effect through December 31, 1997 and resulted in a $15.3 million increase in revenue from Wisconsin retail customers.


The Public Service Commission of Wisconsin requires that rate cases be conducted once every two years. During 1999, Wisconsin Electric filed test year data for the 2000/2001 biennial period. The next test year filing with the Public Service Commission of Wisconsin under the current biennial cycle is scheduled to be in 2001 for the 2002/2003 biennial period. However, as described in further detail in "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements, the Public Service Commission of Wisconsin ordered, as a condition of its approval of Wisconsin Energy's pending merger with WICOR, a qualified five-year rate freeze following completion of Wisconsin Electric's current pricing request for 2000/2001.

A review of recent rate and regulatory actions follows.

2000/2001 TEST YEARS:   On September 17, 1999, Wisconsin Electric
submitted an application with the Public Service Commission of Wisconsin requesting incremental price relief for specific capital investments for electric and gas system reliability and safety and for a one-time accounting adjustment. The application further recommended the adoption of performance-based measures and incentives. In its application, Wisconsin Electric proposed a two-step price increase. The first requested increase, to be effective January 1, 2000, totaled $46 million (3.1%) for electric operations and $8 million (2.3%) for gas operations.
The second requested price increase, to be effective January 1, 2001, totaled $29 million (2.0%) for electric operations.

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted by the Public Service Commission of Wisconsin, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until June 2000. On an interim basis, Wisconsin Electric requested a 3.1% increase on electric prices and a 2.3% increase on gas prices. Wisconsin Electric withdrew its request to be allowed to implement performance-based prices because some elements of the proposed performance-based price plan are not compatible with the Public Service Commission of Wisconsin's approval of the WICOR merger. Hearings on Wisconsin Electric's request for interim price relief were held on February 9, 2000. On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.3%) increase for gas operations. The interim increase will become effective upon the issuance of a written interim order subject to any conditions imposed in the order.

1998/1999 TEST YEARS:    On December 23, 1997, the Public Service
Commission of Wisconsin issued an order authorizing Wisconsin Electric to implement interim Wisconsin retail rate increases effective January 1, 1998 in the amount of $154 million on an annualized basis, including $135 million for electric operations, $19 million for gas operations and $1 million for steam operations. The Public Service Commission of Wisconsin authorized permanent annualized retail base rate increases in the state of Wisconsin effective May 1, 1998 of $160 million for electric operations, $19 million for gas operations and $1 million for steam operations. The permanent rate increases, which replaced the interim rate increases, were based upon an authorized regulatory return on common equity of 12.2%.

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

1997 TEST YEAR:   In an order dated February 13, 1997, the Public
Service Commission of Wisconsin directed Wisconsin Electric to implement rate decreases for retail electric and gas customers in the state of Wisconsin of $7 million and $6 million, respectively, on an annualized basis, and a steam rate increase of $0.1 million on an annualized basis. The order was effective February 18, 1997 and was based upon a regulatory return on common equity of 11.8%. The Public Service Commission of Wisconsin had determined that it required a special full review of Wisconsin Electric's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of Wisconsin Energy and Northern States Power Company discussed above under "Mergers."

EDISON SAULT PRICE CAP:   On August 22, 1995, Edison Sault filed
an application with the Michigan Public Service Commission for authority to implement price cap regulation for its electric customers in the state of Michigan. In the application, Edison Sault proposed that its base rates be capped at existing levels, that its existing Power Supply Cost Recovery factor be rolled into base rates and that its existing Power Supply Cost Recovery Clause be suspended. On September 21, 1995, the Michigan Public Service Commission approved Edison Sault's application subject to the modification that Edison Sault give thirty days notice rather than two weeks notice for rate decreases. Edison Sault will file an application with the Michigan Public Service Commission by October 1, 2000 to address the experience under the price cap mechanism. The order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances.

FUEL COST ADJUSTMENT PROCEDURE:   Effective in 1998 under the
Public Service Commission of Wisconsin's retail electric fuel cost adjustment procedure in the state of Wisconsin, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 2%.

As part of the Public Service Commission of Wisconsin's 1998 Rate Order, Wisconsin Electric was required to file by October 1, 1998 its forecast of electric fuel costs for the 1999 calendar year. Wisconsin Electric filed the forecast indicating no change in fuel costs compared to 1998. Following subsequent discussions, the Public Service Commission of Wisconsin issued an order effective May 1, 1999 authorizing Wisconsin Electric to implement a retail revenue fuel credit of $.00033 per kilowatt-hour or approximately $7.8 million on an annualized basis.

During 1997, extended outages at Point Beach, an extended maintenance outage at Oak Creek Power Plant that was concluded in June 1997, delayed commercial operation of a cogeneration facility owned by an independent power producer with whom Wisconsin Electric had entered into a long-term power purchase contract, and higher than projected purchased power costs per megawatt-hour due to regional electric energy supply constraints resulted in increased fuel and purchased power costs at Wisconsin Electric. Wisconsin Electric estimates that such costs were approximately $116 million higher than those included in 1997 base electric rates in all jurisdictions.

Effective May 24, 1997, the Public Service Commission of Wisconsin approved a $0.00109 per kilowatt-hour fuel surcharge for the 1997-1998 biennial period based upon an estimated
$50 million increase in fuel and purchased power costs allocated to the Wisconsin jurisdiction during this biennial period. However, this interim surcharge was superceded by a final December 23, 1997 Public Service Commission of Wisconsin order. During 1997, Wisconsin Electric collected $15.3 million through the interim surcharge.

On December 23, 1997, the Public Service Commission of Wisconsin issued a combined final order on two 1997 Wisconsin Electric filings under Wisconsin's fuel cost adjustment procedure, authorizing Wisconsin Electric to recover $11.9 million of additional 1997 fuel and purchased power costs from Wisconsin retail electric customers during the 1997-1998 biennial period. This temporary fuel surcharge ended as of May 1, 1998. Wisconsin Electric estimates that of $116 million of total excess fuel and purchased power costs incurred during 1997, it recovered a total of $27.2 million as a result of the interim May 1997 and final December 1997 orders, leaving $89 million unrecovered.

In December 1995, the Michigan Public Service Commission approved the suspension of the Power Supply Cost Recovery Clause (fuel adjustment procedure) for a five-year period for Michigan retail electric customers.

NUCLEAR OPERATION AND MAINTENANCE COST DEFERRAL: See "Note E - Nuclear Operations" in the Notes to Financial Statements for information regarding authority granted to Wisconsin Electric by the Public Service Commission of Wisconsin to defer certain non-fuel nuclear operation and maintenance costs incurred during 1997.

PURCHASED GAS ADJUSTMENT MECHANISM:   Purchased gas adjustment
mechanisms have been evaluated as part of an ongoing generic investigation by the Public Service Commission of Wisconsin into the natural gas industry in the state of Wisconsin. On July 1, 1997, Wisconsin Electric filed a modified dollar for dollar gas cost recovery mechanism in accordance with a November 1996 order from the Public Service Commission of Wisconsin. This filing, which was updated on June 30, 1998, was approved on March 23, 1999 and implemented July 1, 1999. The new gas cost recovery mechanism includes after the fact prudence reviews by the Public Service Commission of Wisconsin. Wisconsin Electric does not expect that the major portion of gas costs that are currently passed through to customers will be subject to price risk under the new gas cost recovery mechanism.

Prior to July 1, 1999, differences between the test year estimate and the actual cost of purchased gas were accounted for and passed through to customers on a dollar for dollar basis through a purchased gas adjustment clause.

NON-UTILITY ASSET CAP:   On October 27, 1999, the Governor of the
state of Wisconsin signed Wisconsin's 1999-2001 biennial state budget, 1999 Wisconsin Act 9, which included amendments to Wisconsin's public utility holding company law. As a result, Wisconsin Energy remains subject to certain restrictions which have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other exemptions, the amended law exempts energy-related assets and assets used for providing environmental engineering services and for processing waste materials from being counted against the asset cap provided that they are employed in qualifying businesses. In addition, the amended law exempts the provision of metering services and manufacturing, distributing or selling products for filtration, pumping water or other fluids, processing or heating water, handling fluids or other related activities.

As described in further detail above under "Industry Restructuring and Competition," a voluntary state electric transmission company, the American Transmission Company, LLC is being created as part of the amendment to Wisconsin's public utility holding company law. For a public utility holding company system to qualify for the amended non-utility asset cap rules, all of its public utility affiliates are required to irrevocably transfer their electric transmission facilities and rights of way in the state of Wisconsin to the American Transmission Company in exchange for an ownership interest in the American Transmission Company. Wisconsin Electric is currently working with other electric transmission system owners in the state of Wisconsin to transfer its electric transmission assets when the American Transmission Company becomes operational in late 2000.

Other amendments to the non-utility asset cap provisions of the public utility holding company law require public utility affiliates of a public utility holding company, such as Wisconsin Electric, to commit to certain spending levels for low-income residents and for conservation programs and to meet certain renewable energy source targets as a percent of total retail energy sales between 2000 and 2010. For further information, see "Industry Restructuring and Competition" above. In addition, non-supervisory employees must be retained for a 30 month period at the same wage and with similar benefits in the event of any energy business acquisition.


ENVIRONMENTAL MATTERS

NATIONAL AMBIENT AIR QUALITY STANDARDS:   In July 1997, the
United States Environmental Protection Agency revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions from coal-fired generating facilities. Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2003 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards will likely be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

OZONE NON-ATTAINMENT RULEMAKING:   In October 1998, the
Environmental Protection Agency promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. Affected states were required to submit their respective state implementation plans to the Environmental Protection Agency by September 1999. This submittal date was stayed pending the outcome of legal challenges against the rule. A court decision on these challenges was issued on March 3, 2000 excluding the state of Wisconsin but continuing to include Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules. Further appeals are likely.

Independent of any court decisions, Wisconsin and the other states in the Lake Michigan region are proceeding with rulemakings by December 2000 that will require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate existing 1-hour ozone attainment demonstration rules required by the Environmental Protection Agency for the Lake Michigan region's severe non-attainment areas.

Wisconsin Electric is working with a variety of state and regional stakeholders to provide input to the plan under development by the states of Wisconsin and Michigan. Wisconsin Electric is evaluating various NOx control techniques under various regulatory scenarios to develop a least cost compliance plan and currently expects to incur total capital costs of $150 million to $200 million and annual operation and maintenance costs of $2 million to $10 million during the period 2000 through 2004 to comply with such a plan. Wisconsin Electric believes that compliance with the NOx emission reductions as a result of the Environmental Protection Agency's non-attainment rules will likely mitigate costs to comply with the Environmental Protection Agency's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's comprehensive plan to meet the Environmental Protection Agency regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

NON-UTILITY AIR QUALITY MATTERS:   As a result of the
Environmental Protection Agency's October 1998 ozone transport rules and the regulations adopted by the state of Connecticut to implement such rules, the Company's non-utility energy operations expect to incur capital costs of $7.5 million to $15 million prior to May 2003 at its two fossil-fueled power plants in the state of Connecticut.

In February 2000, legislation was introduced in the state of Connecticut's legislature that would require additional NOx and SO2 emission reductions from the two power plants by 2003. Wisvest-Connecticut, LLC is reviewing several methods to achieve compliance with the proposed legislation in its present form.
The Company expects to have the studies completed by the end of 2000. If enacted in its present form, the pending legislation would require Wisvest-Connecticut, LLC to make additional investments and may result in an impairment of the assets. The details of that final legislation, including required expenditures and the nature of any impairment, cannot be known at this time. For additional information concerning the acquisition of the two Connecticut power plants, see "Liquidity and Capital Resources - Investing Activities" below as well as "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.

MANUFACTURED GAS PLANT SITES:   Wisconsin Electric is voluntarily
reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note L" or "Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively.

ASH LANDFILL SITES:   Wisconsin Electric aggressively seeks
environmentally acceptable, beneficial uses for its combustion byproducts. However, combustion byproducts have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs of Wisconsin Electric.


OUTLOOK

The following forecasts are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: business, competitive and regulatory conditions in the energy industry, in general, and in the Company's service territory; availability of the Company's generating facilities; changes in purchased power costs; and the economy, weather, the restructuring of the electric and gas utility industries and other factors referred to under "Cautionary Factors" below.

ELECTRIC SALES:   Assuming moderate growth in the economy of its
service territory and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales to grow at a compound annual rate of 2.4% over the five-year period ending December 31, 2004.

GAS DELIVERIES:   Assuming moderate growth in the economy of its
service territory and normal weather, and excluding the effect of the WICOR merger, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.9% over the five-year period ending December 31, 2004.

EMPLOYEES:   Excluding the WICOR merger, the Company expects to
add approximately 260 full-time equivalent employees during 2000. Of these 260 full-time equivalent employees, approximately 220 are attributable to Wisconsin Electric, primarily in such key areas as distribution operations, customer service and information resources. Approximately half of the new employees at Wisconsin Electric are expected to replace contract labor that has been used during the past couple of years. Approximately 35 full-time equivalent non-utility employees are expected to be added by the Company's non-utility energy operations during 2000. The Company anticipates adding approximately 3,970 full-time equivalent employees when it acquires WICOR.


EFFECTS OF WEATHER

By the nature of its utility business segment, Wisconsin Energy's and Wisconsin Electric's earnings are sensitive to weather variations from period to period. Variations in winter weather affect heating load for both the gas and electric utilities. Variations in summer weather affect cooling load for the electric utilities as well as therm deliveries to gas-fired electric generating customers. The table below summarizes weather as measured by degree days at Mitchell International Airport in Milwaukee, Wisconsin for each of the three years ended
December 31. Normal degree days are based upon a twenty year average.

                                                               % Change                    % Change
                                                                 1998                        1997
     Degree Days                      1999          1998       to 1999          1997       to 1998
     -----------                    --------      --------     --------       --------     --------
Heating (6,912 Normal)               6,318         5,848         8.0%          7,101        (17.6%)
Cooling (670 Normal)                   753           800        (5.9%)           407         96.6%


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

As part of the financing package used to acquire the two fossil-fueled power plants in the state of Connecticut in April 1999, Wisvest-Connecticut, LLC entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. Other than this interest rate swap, the Company does not utilize derivative financial instruments. The Company is evaluating to what extent it will use derivative financial and commodity instruments in the normal course of their future business.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below. For additional information concerning the acquisition of the two Connecticut power plants, see "Liquidity and Capital Resources - Investing Activities" below as well as "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.

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

The table below provides information about the long-term financial instruments that were held by the Company at December 31, 1999 and that are sensitive to changes in interest rates. For long-term debt, the table presents anticipated principal cash flows by maturity date and the related annualized average interest rate of the maturing long-term debt. The annualized average interest rate on the variable rate long-term debt was estimated based upon a weighted average interest rate at December 31, 1999.

For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under contract. Weighted average variable rates are based upon implied forward rates in the yield curve at the reporting date. Fair value of the interest rate swap is the amount that Wisvest-Connecticut, LLC would receive if the outstanding contract were terminated at the reporting date.

                                              Expected Maturity Date                        Fair Value
                                   ----------------------------------------------             as of
                                  2000   2001   2002    2003   2004    Thereafter  Total     12/31/99
                                  ----   ----   ----    ----   ----    ----------  -----    ---------
                                                          (Millions of Dollars)
Fixed Rate Long-Term Debt
 Wisconsin Electric                $1.9   $1.9  $151.9   $1.9  $141.9  $1,051.2    $1,350.7  $1,278.4
  Average Interest Rate            7.5%   7.5%    6.6%   7.5%    7.3%      7.2%        7.2%
 Wisconsin Energy (a)             $32.6  $21.7  $176.8  $16.5  $144.5  $1,194.0    $1,586.1  $1,497.3
  Average Interest Rate            6.5%   6.8%    6.7%   6.9%    7.3%      7.2%        7.1%

Variable Rate Long-Term Debt
 Wisconsin Electric                 -      -       -       -   -        $165.4       $165.4    $165.4
  Average Interest Rate                                                   5.5%         5.5%
 Wisconsin Energy (a)             $15.8  $20.6   $35.1  $12.5   $10.3   $331.9       $426.2    $426.2
  Average Interest Rate            7.6%   7.6%    7.9%   7.7%    7.5%     6.5%         6.8%

Interest Rate Swaps - Fixed
 to Variable
  Wisconsin Energy (a) (b)         $3.0   $3.2    $3.5   $3.7    $4.0    $58.7        $76.1     ($3.1)
   Average Pay Rate               5.99%  5.99%   5.99%  5.99%   5.99%    5.99%        5.99%
   Average Receive Rate           6.58%  7.00%   7.05%  7.07%   7.10%    7.22%        7.00%

Trust Preferred Securities
  Wisconsin Energy (a)              -      -      -       -      -       -           $200.0    $156.0
   Average Dividend Rate                                                              6.85%

Preferred Stock Not Subject to
 Mandatory Redemption
  Wisconsin Electric
   and Wisconsin Energy (a)         -      -      -       -      -       -             30.4     $18.0
  Average Dividend Rate                                                                4.0%

(a) Wisconsin energy includes the holding company as well as all subsidiaries.

(b) Fair value that Wisvest-Connecticut, LLC would receive if the outstanding interest rate swap agreement were terminated.


For additional information concerning Wisconsin Energy's short-term debt, long-term debt and interest rate swap as well as its trust preferred securities and preferred stock, see "Note I - Notes Payable," "Note H - Long-Term Debt," "Note G - Trust Preferred Securities" and "Note F - Preferred Stock," respectively, in Wisconsin Energy's Notes to Financial Statements. For additional information concerning Wisconsin Electric's short-term debt, long-term debt and preferred stock, see "Note H - Notes Payable," "Note G - Long-Term Debt" and
"Note F - Preferred Stock," respectively, in Wisconsin Electric's Notes to Financial Statements.

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

At December 31, 1999, the Company had the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

                                             Wisconsin Energy    Wisconsin Electric
                                             ----------------    ------------------
                                                     (Thousands of Dollars)
Pension trust funds                              $944,857             $915,218
Nuclear decommissioning trust fund                625,748              625,748
Other postretirement benefits trust funds          82,325               82,325


For additional information concerning Wisconsin Energy's pension and other postretirement benefits as well as nuclear decommissioning, see "Note J - Benefits" and "Note E - Nuclear Operations," respectively, in Wisconsin Energy's Notes to Financial Statements. For additional information concerning Wisconsin Electric's pension and other postretirement benefits as well as nuclear decommissioning, see "Note I - Benefits" and "Note E - Nuclear Operations," respectively, in Wisconsin Electric's Notes to Financial Statements.

COMMODITY PRICE RISK:   In the normal course of business, the
Company's utility and non-utility power generation subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. The Company manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers. To a certain extent, Wisconsin Electric's retail fuel cost adjustment procedure in Wisconsin may mitigate some of the risk of fuel cost price fluctuation. Currently, the gas cost recovery mechanism in Wisconsin mitigates most of the risk of gas cost variations. For additional information concerning the fuel cost adjustment procedure and the purchased gas adjustment mechanism, see "Rates and Regulatory Matters" above in "Factors Affecting Results of Operations."


YEAR 2000 TECHNOLOGY ISSUES

Due to the successful efforts of the Company's Year 2000 program teams and consistent with industry experience throughout the United States, Wisconsin Energy and Wisconsin Electric had no significant problems with their business application software nor with their infrastructure and process control systems during the transition into the Year 2000. During the first quarter of 2000, these teams are completing miscellaneous related clean-up work and disbanding. There are no known significant residual
Year 2000 matters outstanding at Wisconsin Energy nor at Wisconsin Electric.

During 1998 and 1999, Wisconsin Energy incurred a total of $32.1 million of expenses for its Year 2000 program of which $32.0 million is attributable to Wisconsin Electric. In addition, Wisconsin Energy incurred capital expenditures of $17.1 million during 1998 and 1999 for its Year 2000 program of which $16.7 million is attributable to Wisconsin Electric. In its May 1998 rate order from the Public Service Commission of Wisconsin, Wisconsin Electric had received approval for recovery in Wisconsin retail rates of approximately $13 million per year of Year 2000-related expenses during the 1998-1999 biennial period. In addition, the rate order included associated capital expenditures related to Wisconsin Electric's Year 2000 program.


ACCOUNTING MATTERS

NEW PRONOUNCEMENTS:   See "Note A - Summary of Significant
Accounting Policies" in the Notes to Financial Statements for information concerning new pronouncements issued by the Financial
Accounting Standards Board during 1999 that are significant to the Company.

In February 2000, the Financial Accounting Standards Board released for comment an exposure draft of a Proposed Statement of Financial Accounting Standards entitled "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Proposed FAS"). The Proposed FAS would establish standards for accounting for unavoidable obligations to retire tangible long-lived assets that have been acquired or operated. The Proposed FAS would require the Company to recognize the fair value of an obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and to correspondingly capitalize those costs as an increase in the carrying amount of the related long-lived asset. The capitalized costs would then be depreciated to expense over the useful life of the asset. The Proposed FAS would require that, subsequent to initial measurement, an entity recognize changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The Proposed FAS would be effective for financial statements issued for fiscal years beginning after June 15, 2001.

The scope of the Proposed FAS would include decommissioning costs for Point Beach Nuclear Plant and may also apply to other facilities of the Company. The Company has not yet assessed the specific applicability and implications of the Proposed FAS.
With respect to decommissioning costs for Point Beach Nuclear Plant, the Proposed FAS would result in Wisconsin Electric recording a decommissioning liability and a corresponding asset as required by the pronouncement. Currently, nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units at Point Beach Nuclear Plant based upon an external sinking fund method. Any changes in depreciation expense due to differing assumptions between the Proposed FAS and those currently required by the Public Service Commission of Wisconsin are not expected to be material and would most likely be deferrable and recoverable in rates. For additional information on the costs of decommissioning Point Beach, see "Note E - Nuclear Operations" in the Notes to Financial Statements.

REGULATORY ACCOUNTING:   Wisconsin Energy's applicable utility
subsidiaries, Wisconsin Electric and Edison Sault Electric Company, operate under electric utility rates which are subject to the approval of the Public Service Commission of Wisconsin, the Michigan Public Service Commission and the Federal Energy Regulatory Commission, and natural gas and steam utility rates that are subject to the approval of the Public Service Commission of Wisconsin (see "Rates and Regulatory Matters" above). Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's' books may no longer be appropriate as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("FAS 71"), and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings.

As discussed above under "Rates and Regulatory Matters," the Michigan Public Service Commission issued a five-year experimental price cap order for Edison Sault's electric rates that expires in the year 2000. This order allows Edison Sault to seek rate relief for costs incurred under extraordinary circumstances.

Because of Edison Sault's price cap order and other potential changes in the industry, the Company continually reviews the applicability of FAS 71 and has determined that it is currently appropriate to continue following FAS 71. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future at either Wisconsin Electric or at Edison Sault. See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.


                 LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES

During the three years ended December 31, 1999, total cash provided by operating activities was $1.2 billion at Wisconsin Energy and at Wisconsin Electric. After the payment of dividends, internal sources funded the following percent of Wisconsin Energy's and Wisconsin Electric's total construction expenditures and power plant acquisitions during the three years ended December 31, 1999.

                      1999                1998                1997              Total Period
                      ----                ----                ----              ------------
Wisconsin Energy      18.2% (a) (b)       72.7%               68.9%                43.7%
Wisconsin Electric    50.6% (b)           97.0%               67.2%                71.5%

(a) Among other factors, decrease during 1999 due to $277 million acquisition of two power plants by Wisvest-Connecticut, LLC in April 1999. For further information, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.

(b) Decrease during 1999 due in part to $110 million contested liability payment during 1999 in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. This contested liability payment reduced Wisconsin Energy's and Wisconsin Electric's available internal funds from operating activities. For further information, see "Note L" or Note K - Commitments and Contingencies" in Wisconsin Energy's or Wisconsin Electric's Notes to Financial Statements, respectively.


INVESTING ACTIVITIES

Wisconsin Energy invested a net total of $1.8 billion in its businesses during the three years ended December 31, 1999 of which $1.1 billion was at Wisconsin Electric. Investments during this three-year period included $1.5 billion for construction of or investment in new or improved facilities or projects:
$0.9 billion for the construction of new or improved utility plant at Wisconsin Electric and $0.6 billion for projects at Wisconsin Energy's remaining subsidiaries. Additional investments during this three-year period included $61 million for the acquisition of nuclear fuel and $96 million for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant. The following further summarizes the Company's significant construction or investment projects during the three years ended December 31, 1999.

WISCONSIN ELECTRIC:   Of the $0.9 billion of expenditures during
the past three years for new or improved utility plant at Wisconsin Electric, $158 million was primarily for new or upgraded non-nuclear electric generation facilities and $62 million was primarily for new or upgraded nuclear generation facilities. In addition, $75 million was for new or upgraded electric transmission facilities, $534 million was primarily for new or upgraded electric and gas distribution facilities, and $109 million was primarily for new or upgraded technology initiatives, including efforts to prepare for the Year 2000, and, to a lesser extent, for facility improvements. For additional information concerning the Company's efforts to prepare for the Year 2000, see "Factors Affecting Operations" above.

NON-UTILITY SEGMENT:   Wisconsin Energy's net non-utility assets
amounted to approximately $1.1 billion at December 31, 1999, an increase of $804 million over the past three years. Primary additions during this three-year period included $621 million of energy related investments and $192 million of real estate and recycling technology investments.

In April 1999, Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest Corporation which is, in turn, a wholly owned subsidiary of Wisconsin Energy, acquired two fossil-fueled power plants in the state of Connecticut for $277 million. Wisvest-Connecticut, LLC financed the acquisition through the issuance of $195 million of long-term, nonrecourse notes; an equity contribution of $105 million from Wisvest Corporation by Wisconsin Energy; $30 million of working capital arrangements and a $25 million letter of credit facility. For further information concerning the Wisvest-Connecticut, LLC power plant acquisitions, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.


FINANCING ACTIVITIES

Financing activities during the three-year period ended
December 31, 1999 included the issuance of $804 million of long-term debt of which $349 million was issued by Wisconsin Electric. The proceeds of these new long-term debt issues were used to retire maturing debt in the amount of $386 million, including $351 million at Wisconsin Electric, and for other investing and general corporate purposes. During 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of trust preferred securities. During the three years ended December 31, 1999, Wisconsin Energy and Wisconsin Electric increased their short-term debt by $433 million and $219 million, respectively, and Wisconsin Energy added $119 million of common equity from the issuance of new shares through the Company's stock plans. No preferred stock was issued or retired during this period. Dividends on Wisconsin Energy's common stock were $182 million, $177 million and $173 million during 1999, 1998 and 1997, respectively. Wisconsin Electric paid dividends to Wisconsin Energy of $180 million, $179 million and $214 million during 1999, 1998 and 1997, respectively, and received a total of $250 million in capital contributions from Wisconsin Energy during this three-year period.

During 1999, Wisconsin Energy issued 3,296,821 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating $79 million.

During 1999, Wispark Corporation, a non-utility subsidiary of Wisconsin Energy, secured $53 million of bank financing in the form of adjustable and fixed rate mortgage notes due 2001-2012 to finance the construction or purchase of various facilities.

In December 1999, Wisconsin Electric issued $150 million of 6-
5/8% debentures due 2002. Proceeds from the issue were used to reduce short-term borrowings and for other general corporate purposes.

In November 1999, Wisconsin Energy Capital Corporation sold
$200 million aggregate principal amount of nine-month adjustable medium-term notes due August 16, 2000. The initial interest rate for the Wisconsin Energy Capital Corporation medium-term notes was 6.16375%. The interest rate is reset quarterly based on 3-month LIBOR plus 10 basis points. Proceeds from the notes were used to fund a $150 million capital contribution by Wisconsin Energy to Wisconsin Electric and to reduce short-term borrowings and for other general corporate purposes.

In April 1999, Wisvest-Connecticut, LLC issued $210 million of nonrecourse variable rate notes due 2005, the proceeds of which were used to help finance the purchase of the two fossil-fueled power plants mentioned above and for related working capital. Associated with issuance of this debt, Wisvest-Connecticut, LLC entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts.

In March 1999, WEC Capital Trust I issued $200 million of 6.85% trust preferred securities due March 31, 2039. WEC Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase corresponding junior subordinated debentures due March 31, 2039 from Wisconsin Energy. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately
$105 million to Wisvest-Connecticut, LLC for acquisition of the two fossil-fueled power plants mentioned above and for repayment of short-term borrowings.

For additional information concerning the trust preferred securities and the interest rate swap, see "Note G - Trust
Preferred Securities" and "Note H - Long-Term Debt," respectively, in Wisconsin Energy's Notes to Financial
Statements.

During 1998, Wispark Corporation secured $18 million of bank financing in the form of adjustable rate mortgage notes due 2000-
2008 to finance the construction or purchase of various facilities.

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


CAPITAL REQUIREMENTS

CONSTRUCTION EXPENDITURES:   Excluding the WICOR acquisition, the
Company's total construction budget for 2000 is approximately $660 million, including $412 million for Wisconsin Electric and $248 million for Wisconsin Energy's non-utility subsidiaries as well as for Edison Sault.

Wisconsin Electric's $412 million of construction expenditures during 2000 include additions to and/or improvements of generation, transmission and distribution facilities to assure the reliability of electric service; anticipated expenditures at fossil power plants to comply with evolving air quality standards and technology-related expenditures.

Of Wisconsin Energy's $248 million capital budget for the non-utility subsidiaries and for Edison Sault, approximately
$177 million is for non-utility energy operations. The remaining capital budget is primarily for non-utility real estate development and investment as well as recycling technology activities.

In September 1999, the City Council of Detroit, Michigan, awarded a 15 year contract to Minergy Detroit, LLC, a wholly owned subsidiary of Minergy Corp. which is in turn a wholly owned subsidiary of Wisconsin Energy, to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate construction product used in the manufacture of floor tiles, roofing shingle granules, sand blast grit and other construction materials. Minergy Detroit, LLC expects to begin construction of a proposed $115 million recycling facility project in the Delray area of Detroit in the fourth quarter of 2000 with startup anticipated in 2002. The proposed facility would replace existing wastewater solids incinerators operated by Detroit's Water and Sewer Department. The 15 year contract will be contingent upon obtaining proper performance bonding and financing as well as upon reaching agreement with the City of Detroit on the results of a series of post-startup tests of the proposed recycling facility. Minergy Detroit, LLC has not yet identified specific financing plans for the facility.

In November 1999, Calumet Energy Team, LLC signed two agreements with the City of Chicago, Illinois. The first provides for the lease, purchase and redevelopment of land for the purpose of constructing a 308-megawatt natural gas-fired peaking power plant. The second is a ten year capacity reservation agreement for 50 megawatts of plant capacity. Wisvest Corporation, a wholly owned subsidiary of Wisconsin Energy, has an 82% ownership interest in Calumet Energy Team, LLC. Permit approvals for this project are expected to be received in the spring of 2000 with construction to begin thereafter. The facility is anticipated to have a total project cost of approximately $140 million with startup anticipated in the summer of 2001. While no specific plans have been developed, Calumet Energy Team, LLC expects to obtain project financing for the facility with remaining amounts to be funded by equity participants in the project.

Wisconsin Energy intends to obtain the cash needed for the $1.2 billion acquisition of WICOR, Inc. through the issuance of commercial paper. Wisconsin Energy is arranging a $1.0 billion 364-day bank back-up credit facility and a $0.5 billion 3-year bank back-up credit facility to provide credit support for the issuance of Wisconsin Energy's commercial paper. In addition, Wisconsin Energy will assume approximately $300 million of WICOR debt. For additional information, see "Note B - Mergers & Acquisitions" in Wisconsin Energy's Notes to Financial Statements.

Due to changing environmental and other regulations that especially impact the Company's utility and non-utility energy segments, future long-term capital requirements may vary from recent capital requirements. For example, see "Environmental Matters" and "Industry Restructuring and Competition" above in "Factors Affecting Results of Operations" for a discussion of the United States Environmental Protection Agency's and the state of Connecticut's evolving air quality standards and for a discussion of the evolving utility industry, respectively. Wisconsin Electric currently expects to spend approximately $300 million to $400 million for new construction in each of the next five years.

Wisconsin Energy is reviewing non-utility growth opportunities and strategic dispositions on an ongoing basis. The Company may make further investments and/or acquisitions from time to time in projects or entities that are expected to provide a satisfactory return on the investment. Currently, the Company is conducting a strategic assessment of its portfolio of non-utility assets. The Company may sell all or a portion of Wispark and Witech and a portion of its ownership interest in certain Wisvest investments. As a result, the Company expects that its future long-term capital requirements as well as its capital resources may continue to vary from historical levels.


CAPITAL RESOURCES

Wisconsin Energy's and Wisconsin Electric's capitalization structures at December 31 were:

                                                Wisconsin Energy             Wisconsin Electric
                                                ----------------             ------------------
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
Common Equity                                 40.6%          46.6%          48.4%          47.5%
Preferred Stock                                0.6%           0.7%           0.8%           0.9%
Trust Preferred Securities                     4.0%            -              -              -
Long - Term Debt (including
 current maturities)                          44.5%          45.7%          44.0%          45.5%
Short - Term Debt                             10.3%           7.0%           6.8%           6.1%
                                             ------         ------         ------         ------
                                             100.0%         100.0%         100.0%         100.0%
                                             ======         ======         ======         ======


The following table summarizes various current ratings of Wisconsin Energy's and Wisconsin Electric's debt by Standard &
Poors Corporation ("S&P"), Moody's Investors Service ("Moody's"),
Duff & Phelps Inc. ("D&P") and Fitch Investors Service ("Fitch").

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

Wisconsin Energy Corporation
  Commercial Paper                         A-1+           P-1            D-1             -

Wisconsin Energy Capital Corporation
  Unsecured Debt                           AA             A1              A+             -

WEC Capital Trust I
  Trust Preferred Securities               A+             a1              A              -


Following the announcement of the proposed merger with WICOR, Moody's Investors Service, Duff & Phelps Inc., and Fitch Investors Service affirmed their previous ratings of Wisconsin Energy's and Wisconsin Electric's securities, and Standards & Poors Corporation placed its ratings of certain of Wisconsin Energy's securities on credit watch with negative implications.

At December 31, 1999, Wisconsin Energy had $398 million of unused lines of bank credit on a consolidated basis of which $128 million was at Wisconsin Electric.

The Company expects internal sources of funds from operations after the payment of dividends to provide approximately 55% and 80% of Wisconsin Energy's and Wisconsin Electric's respective construction expenditures for 2000. The remaining cash requirements at Wisconsin Energy and Wisconsin Electric during 2000 are expected to be met through one or more of the following: short-term borrowings, the issuance of intermediate or long-term debt, the issuance of trust preferred securities, and proceeds from the sale of new issue common stock under Wisconsin Energy's stock plans. Beyond 2000, capital requirements will be met through internally generated funds supplemented, when required, by debt and equity financings. The specific form, amount and timing of securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions and other factors.


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

  * Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Department of Natural Resources or the state of Connecticut related to emissions from fossil-fuel-fired power plants; or the siting approval process for new generation and transmission facilities.

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

  * The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters including the final outcome of the Giddings & Lewis, Inc./City of West Allis lawsuit against Wisconsin
       Electric.

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


BUSINESS COMBINATION FACTORS

  * Consummation of the merger with WICOR, which will have a significant effect on the future operations and financial position of Wisconsin Energy. Specific factors include:

       * Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR.

       * Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service
          Commission of Wisconsin as a condition of approval of the merger.

Wisconsin Energy and Wisconsin Electric undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results of Operations - Market Risks" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Energy and Wisconsin Electric are exposed due to changes in interest rates, the return on marketable equity securities and the market price of electricity, fuel to generate electricity and gas to supply Wisconsin Electric's gas operations.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO 1999 FINANCIAL STATEMENTS
                                                                                     Page
                                                                                     ----
Wisconsin Energy Corporation:
    Consolidated Income Statement..............................................
    Consolidated Statement of Cash Flows.......................................
    Consolidated Balance Sheet.................................................
    Consolidated Capitalization Statement......................................
    Consolidated Common Stock Equity Statement.................................
    Notes to Financial Statements..............................................
    Report of Independent Accountants..........................................

Wisconsin Electric Power Company:
    Income Statement...........................................................
    Statement of Cash Flows....................................................
    Balance Statement..........................................................
    Capitalization Statement...................................................
    Common Stock Equity Statement..............................................
    Notes to Financial Statements..............................................
    Report of Independent Accountants..........................................

                                     WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                        Year Ended December 31

                                                  1999               1998                 1997
                                              -----------         ----------          -----------
                                                (Thousands of Dollars, Except Per Share Amounts)
Operating Revenues
  Energy
   Utility                                    $2,050,218          $1,979,986          $1,789,602
   Non-Utility                                   193,240              34,108               6,959
                                              ----------          ----------          ----------
         Total Energy                          2,243,458           2,014,094           1,796,561
  Other                                           29,181              25,339              10,368
                                              ----------          ----------          ----------
     Total Operating Revenues                  2,272,639           2,039,433           1,806,929

Operating Expenses
  Fuel (Note H)                                  352,979             308,385             311,966
  Purchased power (Note H)                       235,101             177,852             132,689
  Cost of gas sold                               174,046             175,475             233,877
  Other operation and maintenance                708,758             691,535             569,237
  Depreciation and amortization (Note A)         270,484             248,337             240,895
  Property and revenue tax                        74,877              63,095              60,218
                                              ----------          ----------          ----------
     Total Operating Expenses                  1,816,245           1,664,679           1,548,882
                                              ----------          ----------          ----------
Pretax Operating Income                          456,394             374,754             258,047

Other Income and Deductions
  Interest income                                 38,200              27,903              24,497
  Allowance for other funds used
   during construction (Note D)                    3,770               2,936               3,349
  Merger Expenses (Note B)                          (744)               (563)            (31,934)
  Other (Note L)                                 (27,011)             (3,511)            (48,306)
                                              ----------          ----------          ----------
     Total Other Income and Deductions            14,215              26,765             (52,394)

Interest Charges and Other
  Long-term debt                                 124,218             108,509             110,138
  Other interest                                  24,095              19,337               9,552
  Allowance for borrowed funds used
   during construction (Note D)                   (9,546)             (7,828)             (6,961)
  Distribution on preferred securities
   of subsidiary trust                            10,503                -                   -
  Preferred dividend
   requirement of subsidiary                       1,203               1,203               1,203
                                              ----------          ----------          ----------
     Total Interest Charges and Other            150,473             121,221             113,932

Income Taxes (Note C)                            111,147              92,166              31,005
                                              ----------          ----------          ----------
Net Income                                      $208,989            $188,132             $60,716
                                              ==========          ==========          ==========
Average Number of Shares of Common
 Stock Outstanding (Thousands)                   117,019             114,315             112,570
                                              ==========          ==========          ==========
Earnings Per Share of Common
 Stock (Basic and Diluted)                         $1.79               $1.65               $0.54
                                              ==========          ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Year Ended December 31

                                                    1999                1998                1997
                                                 -----------         -----------         -----------
                                                              (Thousands of Dollars)
Operating Activities
  Net income                                     $208,989            $188,132             $60,716
  Reconciliation to cash
    Depreciation and amortization                 270,484             248,337             240,895
    Nuclear fuel expense - amortization            25,808              18,922               5,426
    Conservation expense - amortization            22,498              22,498              22,498
    Debt premium, discount &
     expense - amortization                         3,859               4,202               7,930
    Deferred income taxes - net                    33,637                 586              (3,952)
    Investment tax credit - net                    (4,340)             (3,434)               (927)
    Allowance for other funds used
     during construction                           (3,770)             (2,936)             (3,349)
    Write-off of merger costs                        -                   -                 30,684
    Write-down of equipment                          -                   -                 30,000
    Change in - Accounts receivable               (52,245)            (39,559)              5,736
                Inventories                        (6,843)               (562)            (12,788)
                Other current assets              (56,070)             10,881               8,452
                Accounts payable                  (13,409)             36,001                 159
                Other current liabilities           6,210             (11,572)             31,933
    Other (Note A)                               (108,246)             (4,195)            (12,307)
                                                 --------            --------            --------
Cash Provided by Operating Activities             326,562             467,301             411,106

Investing Activities
  Construction expenditures                      (518,081)           (398,982)           (345,908)
  Acquisition of power plants                    (276,792)               -                   -
  Allowance for borrowed funds used
   during construction                             (9,546)             (7,828)             (6,961)
  Nuclear fuel                                    (18,596)            (17,533)            (24,496)
  Nuclear decommissioning trust                   (37,358)            (31,379)            (27,248)
  Other                                           (48,155)            (29,552)             25,531
                                                 --------            --------            --------
Cash Used in Investing Activities                (908,528)           (485,274)           (379,082)

Financing Activities
  Sale of - Common stock                           79,146              10,275              29,586
            Long-term debt                        443,170             313,610              47,000
            Mandatorily redeemable trust
             preferred securities                 193,700                -                   -
  Retirement of long-term debt                   (115,501)            (93,023)           (177,725)
  Change in short-term debt                       220,641             (38,496)            250,688
  Dividends on stock - Common                    (182,316)           (177,397)           (172,714)
                                                 --------            --------            --------
Cash Provided by (Used in)
  Financing Activities                            638,840              14,969             (23,165)
                                                 --------            --------            --------
Change in Cash and Cash Equivalents                56,874              (3,004)              8,859

Cash and Cash Equivalents at
  Beginning of Period                              16,603              19,607              10,748
                                                 --------            --------            --------
Cash and Cash Equivalents at
  End of Period                                   $73,477             $16,603             $19,607
                                                 ========            ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)           $156,149            $133,244            $111,383
  Income taxes                                    114,872             103,855              42,859

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION

                               CONSOLIDATED BALANCE SHEET

                                       December 31

                                         ASSETS

                                                         1999                1998
                                                       ---------           ---------
                                                           (Thousands of Dollars)
Property, Plant and Equipment (Note A)
  Electric utility                                     $5,153,388          $4,900,836
  Gas utility                                             552,405             523,187
  Steam utility                                            63,461              62,832
  Common utility                                          391,793             420,750
  Energy non-utility                                      198,954                -
  Other property                                          351,057             256,912
                                                       ----------          ----------
                                                        6,711,058           6,164,517
  Accumulated provision for depreciation               (3,249,978)         (3,021,548)
                                                       ----------          ----------
                                                        3,461,080           3,142,969
  Construction work in progress                           174,778             135,544
  Leased facilities - net (Note H)                        127,327             133,007
  Nuclear fuel - net (Note H)                              83,393              87,660
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,846,578           3,499,180

Investments
 Nuclear decommissioning trust fund (Note E)              625,748             518,505
 Other                                                    324,574             277,171
                                                       ----------          ----------
     Total Investments                                    950,322             795,676

Current Assets
  Cash and cash equivalents                                73,477              16,603
  Accounts receivable, net of allowance for
    doubtful accounts - $17,564 and $16,653               242,348             190,103
  Accrued utility revenues                                134,566             130,518
  Fossil fuel (at average cost)                           143,628             123,618
  Materials and supplies (at average cost)                 87,987              75,434
  Prepayments                                             111,599              68,745
  Other                                                    12,266               3,098
                                                       ----------          ----------
     Total Current Assets                                 805,871             608,119


Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note C)              197,988             199,372
  Deferred regulatory assets (Note A)                     216,879             225,464
  Other                                                   215,482              33,946
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              630,349             458,782
                                                       ----------          ----------
Total Assets                                           $6,233,120          $5,361,757
                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION

                               CONSOLIDATED BALANCE SHEET

                                       December 31

                             CAPITALIZATION AND LIABILITIES

                                                         1999                1998
                                                       ---------           ---------
                                                           (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                  $2,007,744          $1,903,105
  Preferred stock (Note F)                                 30,450              30,450
  Company-obligated, mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the
   Company (Note G)                                       200,000                -
  Long-term debt (Note H)                               2,134,636           1,749,024
                                                       ----------          ----------
     Total Capitalization                               4,372,830           3,682,579


Current Liabilities
  Long-term debt due currently (Note H)                    69,085             119,140
  Notes payable (Note I)                                  507,500             286,859
  Accounts payable                                        174,043             187,452
  Payroll and vacation accrued                             35,552              29,578
  Taxes accrued - income and other                         41,959              38,177
  Interest accrued                                         22,155              20,755
  Other                                                    48,273              53,219
                                                       ----------          ----------
     Total Current Liabilities                            898,567             735,180

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note C)              624,864             570,750
  Accumulated deferred investment tax credits              79,876              84,216
  Deferred regulatory liabilities (Note A)                124,813             159,078
  Other                                                   132,170             129,954
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         961,723             943,998

Commitments and Contingencies (Note L)
                                                       ----------          ----------
Total Capitalization and Liabilities                   $6,233,120          $5,361,757
                                                       ==========          ==========
The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                                 CONSOLIDATED CAPITALIZATION STATEMENT

                                              December 31

                                                                             1999           1998
                                                                           --------       --------
                                                                             (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $.01 par value; authorized 325,000,000 shares;
    outstanding - 118,904,210 and 115,607,389 shares                           $1,189         $1,156
  Other paid in capital                                                       838,308        759,195
  Retained earnings                                                         1,170,765      1,144,092
  Unearned compensation - restricted stock award                               (2,518)        (1,338)
                                                                           ----------     ----------
     Total Common Stock Equity                                              2,007,744      1,903,105

Preferred Stock - Wisconsin Electric Power Company, Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,498 shares                       4,450          4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                26,000         26,000
                                                                           ----------     ----------
     Total Preferred Stock (Note F)                                            30,450         30,450

Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely debentures of the Company (Note G)          200,000           -

Long-Term Debt
  First mortgage bonds
    Wisconsin Electric Power Company -     6-1/2% to 7-1/4% due 1999-2004     140,000        231,000
                                           6.85% to 7-3/4% due 2016-2023      209,000        209,000
                                           7.05% to 9-1/8% due 2024-2027      363,443        363,443
    Edison Sault Electric Company -        7.90% to 10.31% due 2001-2009        5,200          6,170

  Debentures (unsecured)
    Wisconsin Electric Power Company -     6-1/2% to 9.47% due 2002-2095      629,900        480,600

  Notes (secured)
    Northern Tree Service, Inc. -          Variable rate due 2003                -                36
    Wispark Corporation -                  Variable rate due 2000-2008         54,897         15,463
                                           7.20% to 8.67% due 2002-2012        15,687          2,469
    Wisvest Corporation -                  6.36% effective rate due 2006        7,664          8,758

  Notes (unsecured)
    Wisconsin Electric Power Company -     Variable rate due 2006-2030        165,350        165,350
                                           6.36% effective rate due 2006        8,436          9,642
    Edison Sault Electric Company -        6.55% to 8.00% due 1999-2008         5,448          6,756
                                           Variable rate due 1999                -             2,750
    Wisconsin Energy Capital Corporation - 6.22% to 6.85% due 2000-2005        74,600         74,600
                                           6.21% to 6.94% due 2008-2028       125,400        125,400
    Wisvest Corporation -                  Variable rate due 2005             205,927           -
    WMF Corp. -                            9.1% due 2001                        1,310          1,880

  Obligations under capital leases - Wisconsin Electric Power Company         215,899        189,980
  Unamortized discount - net                                                  (24,440)       (25,133)
  Long-term debt due currently                                                (69,085)      (119,140)
                                                                           ----------     ----------
     Total Long-Term Debt (Note H)                                          2,134,636      1,749,024
                                                                           ----------     ----------
Total Capitalization                                                       $4,372,830     $3,682,579
                                                                           ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                              CONSOLIDATED COMMON STOCK EQUITY STATEMENT

                                  Common Stock
                               --------------------
                                           $.01 Par  Other Paid   Retained      Unearned
                                  Shares     Value   In Capital   Earnings    Compensation     Total
                               -----------  -------  ----------  ----------   ------------  ----------
                                                              (Thousands of Dollars)
Balance - December 31, 1996    111,678,795   $1,117   $700,080   $1,244,147     $ -         $1,945,344

 Net income                                                          60,716                     60,716
 Common stock cash dividends
  $1.535 per share                                                 (172,714)                  (172,714)
 Sale of common stock            1,187,049       12     29,574                                  29,586
                               -----------   ------   --------   ----------     ------      ----------
Balance - December 31, 1997    112,865,844    1,129    729,654    1,132,149       -          1,862,932

 Net income                                                         188,132                    188,132
 Common stock cash dividends
  $1.555 per share                                                 (177,397)                  (177,397)
 Sale of common stock              334,270        3     10,292          (20)                    10,275
 Acquisition of
  ESELCO, Inc. (Note B)          2,407,275       24     19,249        1,228                     20,501
 Restricted stock award                                                         (1,338)         (1,338)
                               -----------   ------   --------   ----------     ------      ----------
Balance - December 31, 1998    115,607,389    1,156    759,195    1,144,092     (1,338)      1,903,105

 Net income                                                         208,989                    208,989
 Common stock cash dividends
  $1.56 per share                                                  (182,316)                  (182,316)
 Sale of common stock            3,296,821       33     79,113                                  79,146
 Restricted stock award                                                         (1,180)         (1,180)
                               -----------   ------   --------   ----------     ------      ----------
Balance - December 31, 1999    118,904,210   $1,189   $838,308   $1,170,765    ($2,518)     $2,007,744
                               ===========   ======   ========   ==========     ======      ==========

The accompanying notes are an integral part of these financial statements.



                  WISCONSIN ENERGY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The consolidated financial statements include the
accounts of Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company"); its utility subsidiaries, Wisconsin Electric Power Company ("Wisconsin Electric") and Edison Sault Electric Company; and its non-utility subsidiaries, Wisvest Corporation, Minergy Corp., Wispark Corporation, Wisconsin Energy Capital Corporation, WEC Nuclear Corporation, WEC International, Inc., Witech Corporation, Northern Tree Service, Inc., Badger Service Company and other non-utility companies. All significant intercompany transactions and balances have been eliminated from the financial statements.

The accounting records of the Company's utility subsidiaries are maintained as prescribed by the Federal Energy Regulatory
Commission. Wisconsin Electric's accounting records are modified for requirements of the Public Service Commission of Wisconsin.

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

RECLASSIFICATIONS: Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

Due to recent acquisitions by Wisconsin Energy that have increased the size of Wisconsin Energy's non-utility operations and assets, Wisconsin Energy and Wisconsin Electric have modified their income statement and balance sheet presentations. The primary income statement modifications include reclassifying the results of non-utility operations from Other Income and Deductions to the various lines within operating income and disclosing operating income before income taxes. This modification does not change net income. The primary balance sheet modification includes reclassification of utility and non-utility property and plant and the related accumulated provision for depreciation into a new category called Property, Plant and Equipment. This modification does not change total assets.

REVENUES:   Revenues are recognized on the accrual basis and
include estimated amounts for service rendered but not billed.

FUEL:   The cost of fuel is expensed in the period consumed.

PROPERTY AND DEPRECIATION:   Property is recorded at cost.
Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Cost includes material, labor and capitalized interest or allowance for funds used during construction (see Note D).

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

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.4% in 1999 and 1998 and 4.5% in 1997. Nuclear plant decommissioning is accrued as depreciation expense (see Note E). In its 1998 Rate Order, the Public Service Commission of Wisconsin authorized Wisconsin Electric to amortize the remaining $45.7 million balance of pre-1991 contributions in aid of construction at December 31, 1997 on a straight line basis over the 1998-1999 biennial period. As a result, credits to depreciation expense for pre-1991 contributions were $22.8 million in 1999 and $22.9 million in 1998 compared to $3.5 million in 1997. General plant and software are amortized over periods approved by the state regulatory commissions.

The estimated useful lives for non-utility equipment is 3 to 15 years and for non-utility buildings it is 30 to 40 years.

GOODWILL:   Goodwill represents the excess of acquisition costs
over the fair market value of the net assets of acquired businesses and is amortized on a straight line basis over its estimated life. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based on a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill to the carrying value. Measurement of any impairment loss would be based on discounted operating cash flows.

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

The following deferred regulatory assets and liabilities are reflected in the Consolidated Balance Sheet at December 31.

                                                                1999                1998
                                                                ----                ----
                                                                 (Thousands of Dollars)
Deferred Regulatory Assets
  Deferred income taxes                                       $155,337            $160,941
  Department of Energy assessments                              21,123              24,841
  Deferred nuclear costs                                        11,787              15,324
  Purchase power commitment                                     22,054              13,379
  Other                                                          6,588              10,979
                                                              --------            --------
Total Deferred Regulatory Assets                              $216,879            $225,464
                                                              ========            ========

Deferred Regulatory Liabilities
  Deferred income taxes                                       $117,824            $142,483
  Tax and interest refunds                                       2,335               8,667
  Other                                                          4,654               7,928
                                                              --------            --------
Total Deferred Regulatory Liabilities                         $124,813            $159,078
                                                              ========            ========


Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the Public Service Commission of Wisconsin, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the Public Service Commission of Wisconsin provide for a current return on these conservation investments. Included in Investments on the Consolidated Balance Sheet at December 31, 1999 and 1998 are conservation investments of $23.4 million and $46.4 million, respectively, which are amortized to income based upon Public Service Commission of Wisconsin order.

STATEMENT OF CASH FLOWS:   Cash and cash equivalents include
marketable debt securities acquired three months or less from maturity. During 1997, Wisconsin Electric recorded a
$140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H). During 1998, Wisconsin Energy recorded a $19.3 million non-cash acquisition of ESELCO, Inc. accounted for as a pooling of interests (see Note B). In 1999, Wisconsin Electric recorded a $110 million cash payment, included in Operating Activities - Other, related to a contested July 1999 jury verdict (see Note L).

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

NEW PRONOUNCEMENTS:   On June 15, 1998, the Financial Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Pursuant to Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, which was issued by the FASB on June 30, 1999, FAS 133 will be adopted by Wisconsin Energy on January 1, 2001. FAS 133 requires that all derivative investments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are then recorded each period in current earnings or in other comprehensive income, depending upon how the derivative is designated. Wisconsin Energy is currently evaluating FAS 133 and has not yet identified the implications of adoption.


B - MERGERS & ACQUISITIONS

WICOR, INC.:   On June 27, 1999, Wisconsin Energy and WICOR,
Inc., a Wisconsin corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. WICOR is a diversified holding company with total assets of approximately $1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries will become subsidiaries of Wisconsin Energy. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR.

The transaction is intended to qualify as a tax-free reorganization to the extent that shares of Wisconsin Energy common stock are issued in the merger and will be accounted for as a purchase transaction. Under the terms of the agreement, Wisconsin Energy will acquire all of the outstanding shares of WICOR common stock for a fixed price of $31.50 for each WICOR share representing a total purchase price of approximately
$1.2 billion at December 31, 1999. In addition, WICOR had approximately $300 million of assumable debt outstanding at December 31, 1999.

The agreement calls for at least 40% of the purchase price to be paid in Wisconsin Energy common stock with the balance paid in cash. Wisconsin Energy has the option to increase the percentage of stock to 60%. The actual stock exchange ratio will depend upon the average closing prices of Wisconsin Energy common stock on the New York Stock Exchange during a valuation period consisting of ten trading days ending with the fifth trading day prior to closing. Under the terms of the merger agreement, if the average closing price of Wisconsin Energy common stock is less than $22.00 per share, Wisconsin Energy may and most likely will elect to pay all cash. Wisconsin Energy common stock closed at $19-1/4 per share on December 31, 1999.

The Public Service Commission of Wisconsin approved the merger in January 2000 with a written order in March 2000. As part of its approval, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze to begin following completion of Wisconsin Electric's current pricing request for 2000-2001.
While the Company's retail electric, gas and steam rates in the state of Wisconsin will be frozen for five years, the Company can request review and approval of price changes every two years to address increased costs for such reasons as government mandates and reliability upgrades. During this qualified five-year rate freeze period, Wisconsin Electric will continue to reflect changes in fuel and gas costs in its rates. In March 2000, the Federal Trade Commission closed its review of the proposed acquisition. Consummation of the merger is subject to the satisfaction of certain remaining closing conditions including approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended. The regulatory approval process is expected to be completed in time for the transaction to be consummated on or about April 26, 2000.

UNITED ILLUMINATING GENERATING PLANTS:   In April 1999, Wisvest-
Connecticut, LLC, a wholly owned subsidiary of Wisvest Corporation, acquired two fossil-fueled power plants in the state of Connecticut for $277 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest-Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. Wisconsin Energy accounted for the transaction under the purchase method of accounting. Included in Deferred Charges and Other Assets - Other on the Consolidated Balance Sheet at December 31, 1999 is $57 million of related goodwill which is being amortized over a 30-year estimated life. Due to the immaterial nature of the transaction, Wisconsin Energy has not presented pro forma financial information.

ESELCO, INC.:   On May 31, 1998, Wisconsin Energy acquired
ESELCO, Inc. in a tax-free reorganization accounted for as a pooling of interests. ESELCO was the parent company of Edison Sault, an electric utility serving approximately 21,800 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of Wisconsin Energy common stock for the outstanding shares of ESELCO common stock. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represented ESELCO's consolidated net income during the first five months of 1998. Wisconsin Energy is operating Edison Sault as a separate utility subsidiary.

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


C - INCOME TAXES

The Company follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109").
FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

            Income Tax Expense                           1999           1998           1997
            ------------------                           ----           ----           ----
                                                               (Thousands of Dollars)
Current tax expense                                      $81,850        $95,014        $35,884
Deferred income taxes - net                               33,637            586         (3,952)
Investment tax credit - net                               (4,340)        (3,434)          (927)
                                                        --------       --------        -------
  Total Tax Expense                                     $111,147        $92,166        $31,005
                                                        ========       ========        =======

Income Before Income Taxes
  and Preferred Dividend                                $321,339       $281,501        $92,924
                                                        ========       ========        =======

Expected tax at federal statutory rate                  $112,469        $98,525        $32,523
State income tax net of federal tax benefit               16,622         13,550          6,176
Unrealized capital loss                                     -              -             2,321
Flowback of prior contributions in aid of
  construction                                            (8,080)        (8,039)        (1,157)
Investment tax credit restored                            (4,592)        (4,729)        (4,487)
Low-income housing credits                                (2,627)        (2,846)        (2,831)
Excess federal deferred income tax amortization           (2,598)        (3,810)        (2,681)
Other (no item over 5% of expected tax)                      (47)          (485)         1,141
                                                        --------       -------         -------
  Total Tax Expense                                     $111,147        $92,166        $31,005
                                                        ========       ========        =======


Following is a summary of deferred income taxes under FAS 109 at December 31.

            Deferred Income Taxes                               1999                1998
            ---------------------                               ----                ----
                                                                 (Thousands of Dollars)
Deferred Income Tax Assets
  Decommissioning trust                                        $44,237             $48,812
  Construction advances                                         61,838              55,696
  Employee benefits                                             42,204              38,430
  Other                                                         49,709              56,434
                                                              --------            --------
Total Deferred Income Tax Asset                               $197,988            $199,372
                                                              ========            ========

Deferred Income Tax Liabilities
  Property related                                            $576,370            $553,393
  Contested liability payment (Note L)                          43,859                -
  Other                                                          4,635              17,357
                                                              --------            --------
Total deferred Income Tax Liabilities                         $624,864            $570,750
                                                              ========            ========


Wisconsin Electric and Edison Sault have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see
Note A).


D - ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. On the Consolidated Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the Public Service Commission of Wisconsin,
Wisconsin Electric's allowance for funds used during construction was capitalized during the following periods on 50% of construction work in progress at the following rates:

     *    June 1, 1998 - December 31, 1999               10.21%
     *    February 18, 1997 - May 31, 1998               10.29%
     *    January 1, 1997 - February 17, 1997            10.17%


E - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns and operates
two approximately 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 1999, 1998 and 1997, Point Beach provided 22%, 18% and 6%, respectively, of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the Public Service Commission of Wisconsin authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the Public Service Commission of Wisconsin authorized a five-year recovery in the electric retail jurisdiction in the state of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 1999, $12 million of deferred costs remain on the Consolidated Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

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

Wisconsin Electric participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997.
However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, Wisconsin Electric would be assessed up to a maximum of approximately $6.3 million.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $8.9 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $3.7 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric currently expects
to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1999 dollars is $518 million based upon a site specific decommissioning cost study completed in 1998. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the Public Service Commission of Wisconsin, it is projected that approximately $1.8 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

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

                                                           1999           1998           1997
                                                           ----           ----           ----
                                                                 (Thousands of Dollars)
Decommissioning costs                                     $17,673        $15,461        $11,402
Earnings                                                   19,685         15,918         15,846
                                                         --------       --------        -------
  Depreciation Expense                                    $37,358        $31,379        $27,248
                                                         ========       ========        =======

Total costs accrued to date                              $357,714       $320,356
Unrealized gain                                           268,034        198,149
                                                         --------       --------
  Accumulated Provision for Depreciation                 $625,748       $518,505
                                                         ========       ========


DECONTAMINATION AND DECOMMISSIONING FUND:   The Energy Policy Act
of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1999, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $18.8 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next eight years. In Wisconsin Electric's 1998 Rate Order, the Public Service Commission of Wisconsin approved recovery over the 1998-1999 biennial period of D&D Fund costs disallowed in 1997.


F - PREFERRED STOCK

Preferred stock authorized but unissued is: Wisconsin Energy, $.01 par value, 15,000,000 shares and Wisconsin Electric, cumulative, $25 par value, 5,000,000 shares.

The 3.60% series preferred stock is redeemable in whole or in part at the option of Wisconsin Electric at $101 per share plus any accrued dividends.

The fair value of Wisconsin Electric's preferred stock was $18.0 million and $20.2 million at December 31, 1999 and 1998, respectively.


G - TRUST PREFERRED SECURITIES

In March 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206 million of 6.85% junior subordinated debentures issued by Wisconsin Energy and due March 31, 2039. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately
$105 million to Wisvest-Connecticut, LLC for acquisition in mid-April 1999 of two fossil-fueled power plants (see Note B) and for repayment of short-term borrowings. WEC Capital Trust I has been consolidated into Wisconsin Energy's financial statements.

For tax purposes, Wisconsin Energy is allowed to deduct an amount equal to the distributions on the trust preferred securities. Wisconsin Energy may elect to defer interest payments on the debentures for up to 20 consecutive quarters, causing corresponding distributions on the trust preferred securities to also be deferred. In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts.

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

The fair value of Wisconsin Energy's trust preferred securities was $156.0 million at December 31, 1999.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:   The maturities and
sinking fund requirements through 2004 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1999 follow.

                                        (Thousands of Dollars)
2000                                           $48,432
2001                                            42,276
2002                                           211,363
2003                                            29,509
2004                                           154,344


Sinking fund requirements for the years 2000 through 2004, included in the preceding table, are $78.0 million.
Substantially all utility plant is subject to the mortgage of the respective subsidiary.

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

During 1998, Wispark Corporation secured $18 million of bank financing in the form of adjustable rate mortgage notes due 2000-
2008 to finance the construction or purchase of various facilities.

In April 1999, Wisvest-Connecticut, LLC issued $210 million of nonrecourse variable rate notes due December 31, 2005, the proceeds of which were used to help finance the acquisition of two fossil-fueled power plants (see Note B) and for related working capital. Associated with issuance of this debt, Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's long-term nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations. The variable rate is based upon a three-month LIBOR rate and the fixed rated is 5.99%. At year-end 1999, three-month LIBOR was 6.18375%. The notional amounts parallel a portion of the underlying debt levels and are used to measure interest to be paid or received and do not represent an exposure to credit loss. The notional amount of Wisvest-Connecticut, LLC's interest rate swaps was $76.1 million at December 31, 1999. This notional amount decreases on a quarterly basis over the remaining term of the agreement. The difference between the amounts paid and received under the interest rate swap is accrued as interest rates change and is recorded as an adjustment to interest expense over the life of the hedged agreement. Wisvest-Connecticut, LLC is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap. However, it does not anticipate any losses from this agreement, which is with a major financial institution.

In December 1999, Wisconsin Electric issued $150 million of 6-
5/8% debentures due 2002. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

During 1999, Wispark Corporation secured $53 million of bank financing in the form of adjustable and fixed rate mortgage notes due 2001-2012 to finance the construction or purchase of various facilities.

Following is Wisconsin Energy's long-term debt outstanding at December 31.

                        Long - Term Debt                                  1999           1998
                        ----------------                                  ----           ----
                                                                         (Thousands of Dollars)
First Mortgage Bonds
  Wisconsin Electric Power Company-   6-1/2% Series due 1999             $  -           $40,000
                                      6-5/8% Series due 1999                -            51,000
                                      7-1/4% Series due 2004             140,000        140,000
                                      7-1/8% Series due 2016             100,000        100,000
                                      6.85% Series due 2021                9,000          9,000
                                      7-3/4% Series due 2023             100,000        100,000
                                      7.05% Series due 2024               60,000         60,000
                                      9-1/8% Series due 2024               3,443          3,443
                                      8-3/8% Series due 2026             100,000        100,000
                                      7.70% Series due 2027              200,000        200,000
  Edison Sault Electric Company-      10.31% Series F due 2001               600            900
                                      7.90% Series H due 2002                900          1,200
                                      10-1/4% Series G due 2009            3,700          4,070

Debentures (unsecured)
  Wisconsin Electric Power Company-   6-5/8% due 2002                    150,000           -
                                      6-5/8% due 2006                    200,000        200,000
                                      9.47% due 2006                       4,900          5,600
                                      8-1/4% due 2022                     25,000         25,000
                                      6-1/2% due 2028                    150,000        150,000
                                      6-7/8% due 2095                    100,000        100,000

Notes (secured)
  Northern Tree Service, Inc.-        Variable rate due 2003                -                36
  Wispark Corporation-                Variable rate due 2000               8,264          7,886
                                      Variable rate due 2001              12,414          4,070
                                      Variable rate due 2002              26,296           -
                                      Variable rate due 2003               3,000           -
                                      Variable rate due 2008               4,923          3,507
                                      7.68% due 2002                       6,072           -
                                      7.71% due 2002                       4,404           -
                                      7.4% due 2003                        2,433          2,469
                                      7.2% due 2004                          479           -
                                      8.67% due 2012                       2,299           -
  Wisvest Corporation-                6.36% effective rate due 2006        7,664          8,758

Notes (unsecured)
  Wisconsin Electric Power Company-   Variable rate due 2006               1,000          1,000
                                      Variable rate due 2015              17,350         17,350
                                      Variable rate due 2016              67,000         67,000
                                      Variable rate due 2030              80,000         80,000
                                      6.36% effective rate due 2006        8,436          9,642
  Edison Sault Electric Company-      6.55% - 8.00% due 2000-2008          5,448          6,756
                                      Variable rate due 1999                -             2,750
Wisconsin Energy Capital Corporation- 6.49% due 2000                       7,000          7,000
                                      6.22% due 2000                      20,000         20,000
                                      6.40% due 2001                      15,000         15,000
                                      6.33% due 2002                      12,000         12,000
                                      6.66% due 2003                      10,600         10,600
                                      6.85% due 2005                      10,000         10,000
                                      6.48% due 2008                      25,400         25,400
                                      6.21% due 2008                      20,000         20,000
                                      6.51% due 2013                      30,000         30,000
                                      6.94% due 2028                      50,000         50,000
  Wisvest Corporation-                Variable rate due 2005             205,927           -
  WMF Corp.-                          9.1% due 2001                        1,310          1,880

Obligations under capital leases - Wisconsin Electric Power Company      215,899        189,980
Unamortized discount - net                                               (24,440)       (25,133)
Long-term debt due currently                                             (69,085)      (119,140)
                                                                      ----------     ----------
Total Long-Term Debt                                                  $2,134,636     $1,749,024
                                                                      ==========     ==========


Following is additional information concerning the variable rate notes outstanding and their corresponding interest rates at December 31, 1999.

                                          Variable Rate Notes                    Interest Rate
                                          -------------------                    -------------
                                         (Thousands of Dollars)
Wispark Corporation                      $8,264 Due 2000                             7.57%
                                          4,070 Due 2001                            7.68%
                                          8,344 Due 2001                            7.57%
                                          9,703 Due 2002                            7.97625%
                                         12,477 Due 2002                            7.9788%
                                          4,116 Due 2002                            7.9786%
                                          3,000 Due 2003                            7.9786%
                                          4,923 Due 2008                            7.60%
Wisconsin Electric Power Company         67,000 Due 2016                            5.50%
                                         98,350 Due 2006-2030                       5.45%
Wisvest Corporation                     114,853 Due 2005                            7.535%
                                         76,074 Due 2005                            7.55875%
                                         15,000 Due 2005                            7.535%



OBLIGATIONS UNDER CAPITAL LEASE:   Wisconsin Electric has a
nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.5 million, $3.1 million and $0.9 million during 1999, 1998 and 1997, respectively.

To meet a portion of its electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of the facility in September 1997, imputed interest costs on the capitalized purchase power obligation were $23.4 million, $22.9 million and $6.5 million during 1999, 1998 and 1997, respectively, and total amortization costs of the leased facilities were $5.7 million during 1999 and 1998 and $1.6 million during 1997. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Consolidated Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $20.4 million, $20.3 million and $5.6 million during 1999, 1998 and 1997, respectively.

Following is a summary of Wisconsin Electric's nuclear fuel and leased facilities at December 31.

                                                                1999                1998
                                                                ----                ----
                                                                 (Thousands of Dollars)
Nuclear Fuel
  Under capital lease                                        $112,595            $100,809
  Accumulated provision for amortization                      (51,799)            (62,888)
  In process/stock                                             22,597              49,739
                                                             --------            --------
Total Nuclear Fuel                                           $ 83,393             $87,660
                                                             ========            ========
Leased Facilities
  Long-term purchase power commitment                        $140,312            $140,312
  Accumulated provision for amortization                      (12,985)             (7,305)
                                                             --------            --------
Total Leased Facilities                                      $127,327            $133,007
                                                             ========            ========


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1999 are as follows:

                                                                       Purchase
                                                         Nuclear        Power
                                                       Fuel Lease     Commitment        Total
                                                       ----------     ----------        -----
                                                                 (Thousands of Dollars)
  2000                                                   $31,559        $25,031        $56,590
  2001                                                    20,649         25,968         46,617
  2002                                                    13,418         26,961         40,379
  2003                                                     4,959         27,954         32,913
  2004                                                     1,922         29,004         30,926
  Later Years                                               -           531,187        531,187
                                                         -------       --------       --------
Total Minimum Lease Payments                              72,507        666,105        738,612
Less: Estimated Executory Costs                             -          (136,229)      (136,229)
                                                         -------       --------       --------
Net Minimum Lease Payments                                72,507        529,876        602,383
Less: Interest                                            (5,989)      (380,495)      (386,484)
                                                         -------       --------       --------
Present Value of Net Minimum Lease Payments               66,518        149,381        215,899
Less: Due Currently                                      (28,917)          -           (28,917)
                                                         -------       --------       --------
                                                         $37,601       $149,381       $186,982
                                                         =======       ========       ========


FAIR VALUE:   The carrying amount of Wisconsin Energy's long-term
debt outstanding (excluding obligations under capital lease) was $2,012 million and $1,703 million at December 31, 1999 and 1998, respectively, with a fair value of $1,924 million and $1,789 million, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for Wisconsin Energy's notes.

The fair value of the interest rate swap is the amount that Wisvest-Connecticut, LLC would receive if the outstanding contract were terminated at the reporting date. Wisvest-Connecticut, LLC would have received $3.1 million to terminate the contract at December 31, 1999.


I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

                                                  1999                          1998
                                        ------------------------      ------------------------
                                                       Interest                      Interest
                                         Balance         Rate          Balance         Rate
                                         -------       --------        -------       --------
                                                       (Thousands of Dollars)
Banks                                    $50,899         6.32%         $51,503         5.42%
Commercial paper                         256,601         6.20%         235,356         5.35%
Medium-term notes due in less
  than one year                          200,000         6.16%            -             -
                                        --------                      --------
                                        $507,500                      $286,859
                                        ========                      ========


In November 1999, Wisconsin Energy Capital Corporation sold
$200 million aggregate principal amount of nine-month adjustable medium-term notes due August 16, 2000. The initial interest rate for the Wisconsin Energy Capital Corporation medium-term notes was 6.16375%. The interest rate is reset quarterly based on 3-month LIBOR plus 10 basis points. Proceeds from the notes were used to fund a $150 million capital contribution by Wisconsin Energy to Wisconsin Electric and to reduce short-term borrowings and for other general corporate purposes.

Unused lines of credit for short-term borrowing amounted to $398 million at December 31, 1999 of which $378 million supports commercial paper. In support of various informal lines of credit from banks, Wisconsin Energy's subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


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

                                                                         Other Postretirement
                                             Pension Benefits                  Benefits
                                             ----------------            --------------------
Pension & Postretirement Plan Status       1999           1998           1999           1998
------------------------------------       ----           ----           ----           ----
                                                        (Thousands of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1        $729,100       $649,256       $180,767       $148,181
    Service cost                           15,697         12,503          3,338          2,660
    Interest cost                          49,526         46,831         12,508         11,751
    Plan participants' contributions         -              -             5,096          5,908
    Plan amendments                          -              -              -             3,737
    Actuarial (gain) loss                  (8,854)        52,508          7,713         22,333
    Acquisitions                           17,711         13,676           -             1,862
    Benefits paid                         (47,443)       (45,674)       (15,294)       (15,665)
                                         --------       --------      ---------      ---------
  Benefit Obligation at December 31      $755,737       $729,100       $194,128       $180,767
                                         --------       --------      ---------      ---------
Change in Plan Assets
  Fair Value at January 1                $839,659       $761,881        $68,913        $59,841
    Actual return on plan assets          137,261        104,658         13,015          8,515
    Employer contributions                  1,180          7,551         10,495         10,252
    Plan participants' contributions         -              -             5,096          5,908
    Acquisitions                           14,200         11,243           -              -
    Benefits paid                         (47,443)       (45,674)       (15,194)       (15,603)
                                         --------       --------      ---------      ---------
  Fair Value at December 31              $944,857       $839,659        $82,325        $68,913
                                         --------       --------      ---------      ---------
Funded Status of Plans
  Funded status at December 31           $189,120       $110,559      ($111,803)     ($111,854)
  Unrecognized
    Net actuarial (gain) loss            (199,018)      (117,185)         5,557          4,673
    Prior service cost                     28,534         31,646          2,365          2,582
    Net transition obligation (asset)     (23,424)       (27,220)        60,284         64,918
                                         --------       --------      ---------      ---------
  Net Accrued Benefit Cost                ($4,788)       ($2,200)      ($43,597)      ($39,681)
                                         ========       ========      =========      =========
Funded Status of Plans with Net
  Benefit Obligations at December 31
    Fair value of plan assets             $22,290        $11,168        $82,325        $68,444
    Benefit obligation                    (24,461)       (14,664)      (194,128)      (180,494)
                                         --------       --------      ---------      ---------
  Net Benefit Obligation                  ($2,171)       ($3,496)     ($111,803)     ($112,050)
                                         ========       ========      =========      =========


The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                           Other Postretirement
                                         Pension Benefits                        Benefits
                                 -----------------------------       ----------------------------
Benefit Plan Cost Components       1999        1998        1997        1999        1998        1997
----------------------------       ----        ----        ----        ----        ----        ----
                                                        (Thousands of Dollars)
Net Periodic Benefit Cost
 Service cost                    $15,697     $12,503      $9,216      $3,338      $2,660      $1,911
 Interest cost                    49,526      46,831      45,613      12,508      11,751      10,343
 Expected return on plan assets  (64,309)    (57,384)    (51,592)     (5,804)     (5,008)     (4,085)
 Amortization of
  Transition obligation (asset)   (3,795)     (3,798)     (3,802)      4,635       4,615       4,586
  Prior service cost               3,112       3,090       3,061         217         217        (100)
  Actuarial loss (gain)               28           7        -            118        (270)       (235)
                                 -------     -------     -------     -------     -------     -------
Net Periodic Benefit Cost           $259      $1,249      $2,496     $15,012     $13,965     $12,420
                                 =======     =======     =======     =======     =======     =======
Weighted-Average Assumptions
 at December 31 (%)
 Discount rate                       7.5        6.75        7.25         7.5        6.75       7.25
 Expected return on plan asset       9.0         9.0         9.0         9.0         9.0       9.0
 Rate of compensation increase    3.0 to      3.0 to      4.75 to     4.75 to     3.0 to     4.75 to
                                     5.0         5.0         5.0         5.0         5.0       5.0


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

OTHER POSTRETIREMENT BENEFITS PLANS:   The Company uses
Employees' Benefit Trusts to fund a major portion of other postretirement benefits for employees of Wisconsin Electric and the non-utility affiliates. The majority of the trusts' assets are mutual funds.

The assumed health care cost trend rate at December 31, 1999 was 10.0% for all plan participants decreasing gradually to 5.0% in 2005 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Increase         1% Decrease
                                                            -----------         -----------
                                                                (Thousands of Dollars)
Effect on
  Postretirement benefit obligation                           $19,390            ($17,132)
  Total of service and interest cost components                 1,878              (1,634)


SAVINGS PLAN:   The Company sponsors a defined contribution
savings plan which allows employees to contribute a portion of their pretax and/or after tax income in accordance with plan specified guidelines. The Company matches 50% of employee contributions up to 6% of the employee's annual compensation. Matching contributions charged to expense amounted to $9.1 million, $7.4 million and $6.8 million during 1999, 1998 and 1997, respectively.

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

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date. The following is a summary of stock options issued through December 31, 1999 under the Omnibus Stock Incentive Plan.

                                         1999                    1998                    1997
                                 --------------------    --------------------    --------------------
                                             Weighted                Weighted                Weighted
                                   Number     Average     Number      Average     Number      Average
                                     of      Exercise       of       Exercise       of       Exercise
       OSIP Stock Options         Options      Price     Options       Price     Options       Price
       ------------------         -------    --------    -------     --------    -------     --------
Outstanding at January 1           858,700   $28.531     530,200     $27.999     523,900     $28.038
  Granted                          346,000   $27.313     331,500     $29.372      40,000     $27.653
  Exercised                           -         -         (3,000)    $27.375        -           -
  Forfeited                           -         -           -           -        (33,700)    $28.085
                                 --------                -------                 -------
Outstanding at December 31       1,204,700   $28.181     858,700     $28.531     530,200     $27.999
                                 ========                =======                 =======


As of December 31, 1999, the 1,204,700 options outstanding under the OSIP are exercisable at per share prices of between $26.813 and $30.875 with a weighted average remaining contractual life of
7.7 years. Under "cliff vesting" terms, 527,200 of these options are exercisable four years after the grant date, while 632,500 of these options vest on a straight-line "graded" basis over a four-year period from the grant date and 45,000 of these options vest on a straight-line "graded" basis over a three-year period from the grant date. All outstanding options have an exercise period of ten years from the grant date.

The earliest year in which any of the options could be exercised was 1997. As of December 31, 1999, the 287,700 of exercisable options outstanding under the OSIP are exercisable at per share prices of between $26.813 and $30.188 with a weighted average remaining contractual life of 5.4 years.

Each stock option granted prior to 1999 under the Omnibus Stock Incentive Plan includes performance units based upon contingent dividends for four years from the date of grant. Payment of these dividends depends on the achievement of certain performance goals. No performance units have been earned to date.

Wisconsin Energy has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and continues to apply the intrinsic value method of accounting for awards under the OSIP as required by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). If Wisconsin Energy had adopted the optional FAS 123 accounting method, the effect on net income and earnings per share for 1999, 1998 and 1997 would have been immaterial.

During 1999, 1998 and 1997, the Company granted to certain key employees restricted shares of common stock under the OSIP at their weighted-average fair market values on the grant date.

                                               1999               1998                 1997
                                         ---------------    -----------------   -----------------
                                                  Weighted             Weighted            Weighted
                                         Number   Average    Number    Average   Number    Average
                                           of      Market      of       Market     of       Market
                                         Shares    Price     Shares     Price    Shares     Price
                                         ------  ---------   ------   ---------  ------   ---------
Outstanding at January 1                 55,750               6,000               -
  Granted                                51,500   $27.4060   49,750    $28.6213  6,000     $28.8140
                                        -------              ------              -----
Outstanding at December 31              107,250              55,750              6,000
                                        =======              ======              =====


Recipients of the restricted shares have the right to vote the shares and to receive restricted dividends and are not required to provide consideration to the Company other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, the market value of the restricted stock awards on the date of grant is recorded as a separate unearned compensation component of common stock equity and is then charged to expense over the vesting period of the awards. Adjustments are also made to expense for achievement of performance goals. Restricted stock compensation charged to expense during 1999, 1998 and 1997 was immaterial.


K - SEGMENT REPORTING

Wisconsin Energy, a holding company with subsidiaries in utility and non-utility businesses, has two reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate
resources or in assessing performance.   Wisconsin Energy
previously had organized its electric, gas and steam utility operating segments based upon how its principal subsidiary,
Wisconsin Electric, organized its segments.   During 1999,
Wisconsin Energy changed its reportable operating segments due to an increase in non-utility energy assets and revenues. Wisconsin Energy's reportable operating segments now include a utility and a non-utility energy segment.

The reportable utility energy segment includes Wisconsin Energy's two utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company. This segment derives its revenues from electric, gas and steam operations. Electric operations engage in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Gas operations engage in the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western and northern Wisconsin.
Steam operations engage in the production, distribution and sale of steam to space heating and processing customers in the Milwaukee, Wisconsin area.

The reportable non-utility energy segment derives its revenues from activities including independent power production and energy marketing, services and trading.

The following table summarizes the reportable operating segments of Wisconsin Energy for the years ended December 31.

                                                  Reportable Operating Segments (a)
                                        --------------------------------------------------------
                                                     Energy
                                           --------------------------
                                        Utility     Non-Utility   Subtotal   Other (b)     Total
                                        -------     -----------   --------   ---------     -----
                                                        (Thousands of Dollars)
1999
  Operating Revenues (c)               $2,050,218     $193,240   $2,243,458   $29,181   $2,272,639
  Depreciation and Amortization           256,910        7,037      263,947     6,537      270,484
  Pretax Operating Income (d)             436,022       19,721      455,743       651      456,394
  Segment Assets                        5,129,003      640,949    5,769,952   386,620    6,156,572
  Construction Expenditures               356,671       43,039      399,710   118,162      517,872

1998
  Operating Revenues (c)               $1,979,986      $34,108   $2,014,094   $25,339   $2,039,433
  Depreciation and Amortization           243,271        1,203      244,474     3,863      248,337
  Pretax Operating Income (d)             371,760         (876)     370,884     3,870      374,754
  Segment Assets                        4,839,017      169,216    5,008,233   287,444    5,295,677
  Construction Expenditures               336,015          243      336,258    62,510      398,768

1997
  Operating Revenues (c)               $1,789,602       $6,959   $1,796,561   $10,368   $1,806,929
  Depreciation and Amortization           237,699        1,125      238,824     2,071      240,895
  Pretax Operating Income (d)             257,247          149      257,396       651      258,047
  Segment Assets                        4,667,840       59,426    4,727,266   241,323    4,968,589
  Construction Expenditures               260,649          576      261,225    84,638      345,863

(a) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note A).

(b) Other includes non-utility real estate investment and development and non-utility investments in recycling technology.

(c) Intersegment revenues are not material.

(d) Interest income and interest expense are not included in segment pretax operating income.



Included in non-utility energy segment assets, Wisvest Corporation had $141.4 million of loans receivable outstanding as of December 31, 1999 under two loan facilities with SkyGen Energy Holdings LLC (with its affiliate defined as "SkyGen"). SkyGen develops, owns and operates independent power plants and cogeneration facilities. SkyGen has approximately 350 megawatts of generation plants in operation, 1,500 megawatts under construction and 2,500 megawatts in advanced development. The loan facilities follow Wisvest Corporation's 1997 collaboration with SkyGen to develop and jointly own the Androscoggin Energy Center, a 160-megawatt cogeneration facility located in Jay, Maine.

The first loan, in the amount of $30 million, provides secured short-term financing for the purchase of combustion turbines associated with various SkyGen power projects. Under certain circumstances, the second loan may be converted in stages to a minority equity ownership of 25% to up to 49.9% in SkyGen Energy Holdings LLC. Following any such conversion, management control remains with SkyGen. As of December 31, 1998 and 1997, Wisvest Corporation had $66.4 million and $15.0 million of loans receivable from SkyGen. The fair value of these loans in all periods equals their face value.

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is as follows:

                                            1999                1998                1997
                                            ----                ----                ----
                                                       (Thousands of Dollars)
Assets
  Reportable segments                    $5,769,952          $5,008,233          $4,727,266
  Other non-utility - operating (a)         386,620             287,444             241,323
  Other non-utility (b)                      76,548              66,080              69,095
                                         ----------          ----------          ----------
Total Assets                             $6,233,120          $5,361,757          $5,037,684
                                         ==========          ==========          ==========

Construction Expenditures
  Reportable segments                      $399,710            $336,258            $261,225
  Other non-utility - operating (a)         118,162              62,510              84,638
  Other non-utility (b)                         209                 214                  45
                                         ----------          ----------          ----------
Total Construction Expenditures            $518,081            $398,982            $345,908
                                         ==========          ==========          ==========

(a) Other includes non-utility real estate investment and development and non-utility investments in recycling technology.

(b) Primarily venture capital and other property and investments.


L - COMMITMENTS AND CONTINGENCIES

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1996, Giddings & Lewis, Inc., Kearney & Trecker Corporation, now a part of Giddings & Lewis, Inc., and the City of West Allis brought an action in the Milwaukee County Circuit Court alleging that Wisconsin Electric had deposited cyanide contaminated wood chips in 1959 at two sites in West Allis, Wisconsin owned by the plaintiffs. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites. Internal investigations led Wisconsin Electric to believe that it was not the source of this waste.

In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages for clean-up costs and loss of property value and $100 million in punitive damages. In October 1999, the Circuit Court denied Wisconsin Electric's post trial motions and directed that judgment on the verdict be entered. Wisconsin Electric has filed notice of appeal of the judgment to the Wisconsin Court of Appeals.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of Deferred Charges and Other Assets - Other on the Consolidated Balance Sheet, to the Milwaukee County Clerk of Circuit Court representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. The Circuit Court held hearings on the sanctions issue in February 2000. Wisconsin Electric vigorously defended against the plaintiffs' allegations and does not believe that a basis for sanctions based upon intentional misrepresentation exists. The Circuit Court is requiring further briefing on the matter and will hear oral argument in April 2000.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.

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

Of the eleven sites, Wisconsin Electric has begun remediation activities at former manufactured gas plant sites in the Cities of Burlington and Kenosha, Wisconsin. Wisconsin Electric also expects to begin remediation at sites in Fort Atkinson and Waukesha, Wisconsin in 2001. Wisconsin Electric's expected remediation of these sites is anticipated to be accomplished at an aggregate cost of between $8 million and $13 million.

In Wisconsin Electric's February 13, 1997 Rate Order, the Public Service Commission of Wisconsin amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.

KIMBERLY COGENERATION EQUIPMENT:   In conjunction with  the
proposed construction of an electric cogeneration facility in Kimberly, Wisconsin, Wisconsin Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Following a change in the status of the original project and an extensive review of other potential uses, Wisvest Corporation agreed to use the Equipment in a joint independent power project. Under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow projection for the Equipment based upon this proposal. As measured by expected gross cash flows to be earned under this project, Wisconsin Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Other Income and Deductions - Other line of the Consolidated Income Statement. During the second quarter of 1998, Wisvest Corporation purchased the Equipment from Wisconsin Electric and contributed it to a joint independent power project, the Androscoggin Energy Center.

In a related matter, Wisconsin Electric and Wisconsin International Electric Power, Ltd reached agreement during 1999 on settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to the development of an electric generating plant at Subic Bay in the Philippines involving the Equipment. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid the plaintiff $18 million ($10.8 million, or $0.09 per share for Wisconsin Energy, after tax) in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice.



                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
     Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
________________________________
PRICEWATERHOUSECOOPERS LLP


Milwaukee, Wisconsin
January 25, 2000



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                   WISCONSIN ELECTRIC POWER COMPANY

                                           INCOME STATEMENT

                                        Year Ended December 31

                                                  1999               1998                 1997
                                              -----------         ----------          -----------
                                                             (Thousands of Dollars)
Operating Revenues
  Electric                                    $1,688,277          $1,641,403          $1,412,115
  Gas                                            306,802             295,848             355,172
  Steam                                           21,311              20,506              22,315
                                              ----------          ----------          ----------
     Total Operating Revenues                  2,016,390           1,957,757           1,789,602

Operating Expenses
  Fuel (Note G)                                  305,169             308,374             311,966
  Purchased power (Note G)                       139,848             141,619             132,689
  Cost of gas sold                               174,046             175,475             233,877
  Other operation and maintenance                649,398             662,182             557,010
  Depreciation and amortization (Note A)         253,855             241,572             237,698
  Property and revenue tax                        66,629              60,869              59,114
                                              ----------          ----------          ----------
     Total Operating Expenses                  1,588,945           1,590,091           1,532,354
                                              ----------          ----------          ----------
Pretax Operating Income                          427,445             367,666             257,248

Other Income and Deductions
  Interest income                                 23,431              21,651              17,974
  Allowance for other funds used
   during construction (Note D)                    3,770               2,936               3,349
  Merger expenses (Note B)                          -                   -                (21,881)
  Other (Note K)                                 (12,504)               (684)            (37,531)
                                              ----------          ----------          ----------
     Total Other Income and Deductions            14,697              23,903             (38,089)

Interest Charges
  Long-term debt                                  99,558             100,420             106,573
  Other interest                                  15,161              11,756               8,730
  Allowance for borrowed funds used
   during construction (Note D)                   (1,848)             (1,480)             (1,771)
                                              ----------          ----------          ----------
     Total Interest Charges                      112,871             110,696             113,532

Income Taxes (Note C)                            116,121              96,699              35,012
                                              ----------          ----------          ----------

Net Income                                       213,150             184,174              70,615

Preferred Stock Dividend Requirement               1,203               1,203               1,203
                                              ----------          ----------          ----------
Earnings Available for Common
  Stockholder                                   $211,947            $182,971             $69,412
                                              ==========          ==========          ==========

Note: Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The accompanying notes are an integral part of these financial statements.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                        STATEMENT OF CASH FLOWS

                                        Year Ended December 31

                                                   1999                1998                1997
                                                ---------           ---------           ---------
                                                              (Thousands of Dollars)
Operating Activities
  Net income                                     $213,150            $184,174             $70,615
  Reconciliation to cash
    Depreciation and amortization                 253,855             241,572             237,698
    Nuclear fuel expense - amortization            25,808              18,922               5,426
    Conservation expense - amortization            22,498              22,498              22,498
    Debt premium, discount &
     expense - amortization                         2,682               3,794               7,561
    Deferred income taxes - net                    33,668                 806              (3,952)
    Investment tax credit - net                    (4,274)             (3,395)               (927)
    Allowance for other funds used
     during construction                           (3,770)             (2,936)             (3,349)
    Write-off of merger costs                        -                   -                 21,881
    Write-down of equipment                          -                   -                 30,000
    Change in - Accounts receivable                    (3)            (26,537)                145
                Inventories                           794                (811)            (12,788)
                Other current assets              (42,948)             14,224              10,782
                Accounts payable                  (42,395)             26,706              (3,097)
                Other current liabilities          (1,716)            (14,268)             29,074
    Other (Note A)                               (102,349)             32,974             (22,726)
                                                 --------            --------            --------
Cash Provided by Operating Activities             355,000             497,723             388,841

Investing Activities
  Construction expenditures                      (346,441)           (328,482)           (260,649)
  Allowance for borrowed funds used
   during construction                             (1,848)             (1,480)             (1,771)
  Nuclear fuel                                    (18,596)            (17,533)            (24,496)
  Nuclear decommissioning trust                   (37,358)            (31,379)            (27,248)
  Other                                            (8,632)             (1,873)             22,359
                                                 --------            --------            --------
Cash Used in Investing Activities                (412,875)           (380,747)           (291,805)

Financing Activities
  Sale of long-term debt                          179,628             169,434                -
  Retirement of long-term debt                   (100,684)            (78,779)           (171,155)
  Change in short-term debt                        45,375             (23,344)            197,243
  Stockholder capital contribution                150,000                -                100,000
  Dividends on - Common stock                    (179,572)           (179,001)           (213,692)
                 Preferred stock                   (1,203)             (1,203)             (1,203)
                                                 --------            --------            --------
Cash Provided by (Used in)
  Financing Activities                             93,544            (112,893)            (88,807)
                                                 --------            --------            --------
Change in Cash and Cash Equivalents                35,669               4,083               8,229

Cash and Cash Equivalents at
  Beginning of Period                              14,183              10,100               1,871
                                                 --------            --------            --------
Cash and Cash Equivalents at
  End of Period                                   $49,852             $14,183             $10,100
                                                 ========            ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)           $131,232            $125,344            $112,682
  Income taxes                                    117,938             106,550              45,210

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY

                                      BALANCE SHEET

                                       December 31

                                         ASSETS

                                                         1999                1998
                                                       ---------           ---------
                                                            (Thousands of Dollars)
Property, Plant and Equipment (Note A)
  Electric utility                                     $5,070,246          $4,820,239
  Gas utility                                             552,405             523,187
  Steam utility                                            63,461              62,832
  Common utility                                          391,793             420,750
  Other property                                            7,581               7,511
                                                       ----------          ----------
                                                        6,085,486           5,834,519
  Accumulated provision for depreciation               (3,189,890)         (2,975,749)
                                                       ----------          ----------
                                                        2,895,596           2,858,770
  Construction work in progress                            99,002             109,412
  Leased facilities - net (Note G)                        127,327             133,007
  Nuclear fuel - net (Note G)                              83,393              87,660
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,205,318           3,188,849

Investments
  Nuclear decommissioning trust fund (Note E)             625,748             518,505
  Other                                                    38,028              55,354
                                                       ----------          ----------
     Total Investments                                    663,776             573,859

Current Assets
  Cash and cash equivalents                                49,852              14,183
  Accounts receivable, net of allowance for
   doubtful accounts - $17,532 and $16,621                166,651             166,648
  Accrued utility revenues                                133,422             129,463
  Fossil fuel (at average cost)                           117,730             123,616
  Materials and supplies (at average cost)                 79,491              74,399
  Prepayments                                              98,006              59,046
  Other                                                       796                 767
                                                       ----------          ----------
     Total Current Assets                                 645,948             568,122

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note C)              188,192             190,114
  Deferred regulatory assets (Note A)                     215,059             222,951
  Other                                                   134,310              25,047
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              537,561             438,112
                                                       ----------          ----------
Total Assets                                           $5,052,603          $4,768,942
                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY

                                      BALANCE SHEET

                                       December 31

                             CAPITALIZATION AND LIABILITIES

                                                         1999                1998
                                                       ---------           ---------
                                                            (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                  $1,880,853          $1,698,478
  Preferred stock (Note F)                                 30,450              30,450
  Long-term debt (Note G)                               1,677,610           1,512,531
                                                       ----------          ----------
     Total Capitalization                               3,588,913           3,241,459

Current Liabilities
  Long-term debt due currently (Note G)                    30,822             112,454
  Notes payable (Note H)                                  264,664             219,289
  Accounts payable                                        127,108             169,503
  Payroll and vacation accrued                             35,542              29,569
  Taxes accrued - income and other                         31,763              31,475
  Interest accrued                                         18,784              19,864
  Other                                                    39,677              46,574
                                                       ----------          ----------
     Total Current Liabilities                            548,360             628,728

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note C)              610,040             559,574
  Accumulated deferred investment tax credits              79,202              83,476
  Deferred regulatory liabilities (Note A)                123,985             157,951
  Other                                                   102,103              97,754
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         915,330             898,755

Commitments and Contingencies (Note K)
                                                       ----------          ----------
Total Capitalization and Liabilities                   $5,052,603          $4,768,942
                                                       ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                       CAPITALIZATION STATEMENT

                                              December 31

                                                                             1999           1998
                                                                           --------       --------
                                                                             (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $332,893       $332,893
  Other paid in capital                                                       530,689        380,689
  Retained earnings                                                         1,017,271        984,896
                                                                           ----------     ----------
     Total Common Stock Equity                                              1,880,853      1,698,478

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,498 shares                       4,450          4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                26,000         26,000
                                                                           ----------     ----------
     Total Preferred Stock (Note F)                                            30,450         30,450

Long-Term Debt
  First mortgage bonds -      6-1/2% to 7-1/4% due 1999-2004                  140,000        231,000
                              6.85% to 7-3/4% due 2016-2023                   209,000        209,000
                              7.05% to 9-1/8% due 2024-2027                   363,443        363,443

  Debentures (unsecured) -    6-1/2% to 9.47% due 2002-2095                   629,900        480,600

  Notes (unsecured) -         Variable rate due 2006-2030                     165,350        165,350
                              6.36% effective rate due 2006                     8,436          9,642

  Obligations under capital leases                                            215,899        189,980
  Unamortized discount - net                                                  (23,596)       (24,030)
  Long-term debt due currently                                                (30,822)      (112,454)
                                                                           ----------     ----------
     Total Long-Term Debt (Note G)                                          1,677,610      1,512,531
                                                                           ----------     ----------
Total Capitalization                                                       $3,588,913     $3,241,459
                                                                           ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                     COMMON STOCK EQUITY STATEMENT

                                        Common Stock
                                   ----------------------
                                                  $10 Par      Other Paid     Retained
                                     Shares        Value       In Capital     Earnings        Total
                                   ----------    --------      ----------    ----------    ----------
                                                             (Thousands of Dollars)
Balance - December 31, 1996        33,289,327    $332,893       $280,689     $1,125,206    $1,738,788

 Net income                                                                      70,615        70,615
 Cash dividends
  Common stock                                                                 (213,692)     (213,692)
  Preferred stock                                                                (1,203)       (1,203)
 Stockholder capital contribution                                100,000                      100,000
                                   ----------    --------       --------     ----------    ----------
Balance - December 31, 1997        33,289,327     332,893        380,689        980,926     1,694,508

 Net income                                                                     184,174       184,174
 Cash dividends
  Common stock                                                                 (179,001)     (179,001)
  Preferred stock                                                                (1,203)       (1,203)
                                   ----------    --------       --------     ----------    ----------
Balance - December 31, 1998        33,289,327     332,893        380,689        984,896     1,698,478

 Net income                                                                     213,150       213,150
 Cash dividends
  Common stock                                                                 (179,572)     (179,572)
  Preferred stock                                                                (1,203)       (1,203)
 Stockholder capital contribution                                150,000                      150,000
                                   ----------    --------       --------     ----------    ----------
Balance - December 31, 1999        33,289,327    $332,893       $530,689     $1,017,271    $1,880,853
                                   ==========    ========       ========     ==========    ==========

The accompanying notes are an integral part of these financial statements.



                WISCONSIN ELECTRIC POWER COMPANY

                  NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The accounting records of Wisconsin Electric Power
Company ("Wisconsin Electric") are maintained as prescribed by the Federal Energy Regulatory Commission, modified for requirements of the Public Service Commission of Wisconsin.

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

RECLASSIFICATIONS:   Certain prior year financial statement
amounts have been reclassified to conform to their current year presentation.

Wisconsin Electric has modified its income statement and balance sheet presentations. Wisconsin Electric is now disclosing operating income before income taxes. This modification does not change net income. The primary balance sheet modification includes reclassification of utility and non-utility property and plant and the related accumulated provision for depreciation into a new category called Property, Plant and Equipment. This modification does not change total assets.

REVENUES:   Revenues are recognized on the accrual basis and
include estimated amounts for service rendered but not billed.

FUEL:   The cost of fuel is expensed in the period consumed.

PROPERTY AND DEPRECIATION:   Property is recorded at cost.
Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note D).

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

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.4% in 1999 and 1998 and 4.5% in 1997. Nuclear plant decommissioning is accrued as depreciation expense (see Note E). In its 1998 Rate Order, the Public Service Commission of Wisconsin authorized Wisconsin Electric to amortize the remaining $45.7 million balance of pre-1991 contributions in aid of construction at December 31, 1997 on a straight line basis over the 1998-1999 biennial period. As a result, credits to depreciation expense for pre-1991 contributions were $22.8 million in 1999 and $22.9 million in 1998 compared to $3.5 million in 1997. General plant and software are amortized over periods approved by the state regulatory commissions.

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

The following deferred regulatory assets and liabilities are reflected in the Balance Sheet at December 31.

                                                                1999                1998
                                                                ----                ----
                                                                 (Thousands of Dollars)
Deferred Regulatory Assets
  Deferred income taxes                                       $155,112            $160,752
  Department of Energy assessments                              21,123              24,841
  Deferred nuclear costs                                        11,787              15,324
  Purchase power commitment                                     22,054              13,379
  Other                                                          4,983               8,655
                                                              --------            --------
Total Deferred Regulatory Assets                              $215,059            $222,951
                                                              ========            ========

Deferred Regulatory Liabilities
  Deferred income taxes                                       $116,996            $141,356
  Tax and interest refunds                                       2,335               8,667
  Other                                                          4,654               7,928
                                                              --------            --------
Total Deferred Regulatory Liabilities                         $123,985            $157,951
                                                              ========            ========


Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the Public Service Commission of Wisconsin, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the Public Service Commission of Wisconsin provide for a current return on these conservation investments. Included in Investments on the Balance Sheet at December 31, 1999 and 1998 are conservation investments of $23.4 million and $46.4 million, respectively, which are amortized to income based upon Public Service Commission of Wisconsin order.

STATEMENT OF CASH FLOWS:   Cash and cash equivalents include
marketable debt securities acquired three months or less from maturity. During 1997, Wisconsin Electric recorded a
$140 million non-cash capital lease transaction for a long-term power purchase contract (see Note G). In 1999, Wisconsin Electric recorded a $110 million cash payment, included in Operating Activities - Other, related to a contested July 1999 jury verdict (see Note K).

NEW PRONOUNCEMENTS:   On June 15, 1998, the Financial Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Pursuant to Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, which was issued by the FASB on June 30, 1999, FAS 133 will be adopted by Wisconsin Electric on January 1, 2001. FAS 133 requires that all derivative investments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are then recorded each period in current earnings or in other comprehensive income, depending upon how the derivative is designated. Wisconsin Electric is currently evaluating
FAS 133 and has not yet identified the implications of adoption.


B - MERGERS

NORTHERN STATES POWER COMPANY:   On May 16, 1997, the boards of
directors of Wisconsin Energy Corporation and Northern States Power Company, a Minnesota corporation, agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy, parent company of Wisconsin Electric, and Northern States Power Company to form Primergy Corporation. Primergy Corporation would have become the parent company of Wisconsin Electric under the proposed business combination. As a result, Wisconsin Energy recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately 17 cents per share) to write off deferred transaction costs and costs to achieve the merger of which approximately $21.9 million was attributable to Wisconsin Electric.


C - INCOME TAXES

Wisconsin Electric follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109").
FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in Wisconsin Electric's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

      Income Tax Expense                                  1999           1998           1997
      ------------------                                  ----           ----           ----
                                                               (Thousands of Dollars)
Current tax expense                                      $86,727        $99,288        $39,891
Deferred income taxes - net                               33,668            806         (3,952)
Investment tax credit - net                               (4,274)        (3,395)          (927)
                                                        --------       --------       --------
  Total Tax Expense                                     $116,121        $96,699        $35,012
                                                        ========       ========       ========

Income Before Income Taxes
  and Preferred Dividends                               $329,271       $280,873       $105,627
                                                        ========       ========       ========

Expected tax at federal statutory rate                  $115,245        $98,306        $36,969
State income tax net of federal tax benefit               16,076         13,461          6,125
Flowback of prior contributions
  in aid of construction                                  (8,080)        (8,039)        (1,157)
Investment tax credit restored                            (4,526)        (4,690)        (4,487)
Excess federal deferred income tax amortization           (2,615)        (3,827)        (2,681)
Other (no item over 5% of expected tax)                       21          1,488            243
                                                        --------       --------       --------
  Total Tax Expense                                     $116,121        $96,699        $35,012
                                                        ========       ========       ========


Following is a summary of deferred income taxes under FAS 109 at December 31.

      Deferred Income Taxes                                     1999                1998
      ---------------------                                     ----                ----
                                                                 (Thousands of Dollars)
Deferred Income Tax Assets
  Decommissioning trust                                        $44,237             $48,812
  Construction advances                                         60,878              54,820
  Employee benefits                                             41,450              37,502
  Other                                                         41,627              48,980
                                                              --------            --------
Total Deferred Income Tax Assets                              $188,192            $190,114
                                                              ========            ========

Deferred Income Tax Liabilities
  Property related                                            $562,684            $542,898
  Contested liability payment (Note K)                          43,859                -
  Other                                                          3,497              16,676
                                                              --------            --------
Total deferred Income Tax Liabilities                         $610,040            $559,574
                                                              ========            ========


Wisconsin Electric has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).


D - ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the Public Service Commission of Wisconsin, allowance for funds used during construction was capitalized during the following periods on 50% of construction work in progress at the following rates:

  *    June 1, 1998 - December 31, 1999             10.21%
  *    February 18, 1997 - May 31, 1998             10.29%
  *    January 1, 1997 - February 17, 1997          10.17%


E - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns and operates
two approximately 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 1999, 1998 and 1997, Point Beach provided 22%, 18% and 6%, respectively, of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the Public Service Commission of Wisconsin authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the Public Service Commission of Wisconsin authorized a five-year recovery in the electric retail jurisdiction in the state of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 1999, $12 million of deferred costs remain on the Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

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

Wisconsin Electric participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997.
However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, Wisconsin Electric would be assessed up to a maximum of approximately $6.3 million.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $8.9 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $3.7 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric currently expects
to operate the two units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1999 dollars is $518 million based upon a site specific decommissioning cost study completed in 1998. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the Public Service Commission of Wisconsin, it is projected that approximately $1.8 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

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

                                                           1999           1998           1997
                                                           ----           ----           ----
                                                                 (Thousands of Dollars)
Decommissioning costs                                     $17,673        $15,461       $11,402
Earnings                                                   19,685         15,918        15,846
                                                         --------       --------       -------
  Depreciation Expense                                    $37,358        $31,379       $27,248
                                                         ========       ========       =======

Total costs accrued to date                              $357,714       $320,356
Unrealized gain                                           268,034        198,149
                                                         --------       --------
  Accumulated Prevision for Depreciation                 $625,748       $518,505
                                                         ========       ========


DECONTAMINATION AND DECOMMISSIONING FUND:   The Energy Policy Act
of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1999, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $18.8 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next eight years. In a 1998 Rate Order, the Public Service Commission of Wisconsin approved recovery over the 1998-1999 biennial period of D&D Fund costs disallowed in 1997.


F - PREFERRED STOCK

Serial preferred stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends, no dividends or other distributions may be paid on Wisconsin
Electric's common stock.

The 3.60% series preferred stock is redeemable in whole or in part at the option of Wisconsin Electric at $101 per share plus any accrued dividends.

The fair value of Wisconsin Electric's preferred stock was $18.0 million and $20.2 million at December 31, 1999 and 1998, respectively.


G - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:   The maturities and
sinking fund requirements through 2004 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1999 follow.

                                        (Thousands of Dollars)
2000                                           $1,905
2001                                            1,905
2002                                          151,905
2003                                            1,905
2004                                          141,905


Sinking fund requirements for the years 2000 through 2004, included in the preceding table, are $9.5 million.
Substantially all utility plant is subject to the mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with Public Service Commission of Wisconsin orders, when acquired for early retirement.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

In December 1999, Wisconsin Electric issued $150 million of 6-
5/8% debentures due 2002. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

Following is Wisconsin Electric's long-term debt outstanding at December 31.

                        Long-Term Debt                                    1999           1998
                        --------------                                    ----           ----
                                                                         (Thousands of Dollars)
First Mortgage Bonds
    6-1/2% Series due 1999                                               $  -           $40,000
    6-5/8% Series due 1999                                                  -            51,000
    7-1/4% Series due 2004                                               140,000        140,000
    7-1/8% Series due 2016                                               100,000        100,000
    6.85% Series due 2021                                                  9,000          9,000
    7-3/4% Series due 2023                                               100,000        100,000
    7.05% Series due 2024                                                 60,000         60,000
    9-1/8% Series due 2024                                                 3,443          3,443
    8-3/8% Series due 2026                                               100,000        100,000
    7.70% Series due 2027                                                200,000        200,000

Debentures (unsecured)
    6-5/8% due 2002                                                      150,000           -
    6-5/8% due 2006                                                      200,000        200,000
    9.47% due 2006                                                         4,900          5,600
    8-1/4% due 2022                                                       25,000         25,000
    6-1/2% due 2028                                                      150,000        150,000
    6-7/8% due 2095                                                      100,000        100,000

Notes (unsecured)
    Variable rate due 2006                                                 1,000          1,000
    Variable rate due 2015                                                17,350         17,350
    Variable rate due 2016                                                67,000         67,000
    Variable rate due 2030                                                80,000         80,000
    6.36% effective rate due 2006                                          8,436          9,642

Obligations under capital leases                                         215,899        189,980
Unamortized discount - net                                               (23,596)       (24,030)
Long-term debt due currently                                             (30,822)      (112,454)
                                                                      ----------     ----------
Total Long-Term Debt                                                  $1,677,610     $1,512,531
                                                                      ==========     ==========


At December 31, 1999, the interest rate for the $67 million variable rate note due 2016 was 5.50% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 5.45%.

OBLIGATIONS UNDER CAPITAL LEASE:   Wisconsin Electric has a
nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.5 million, $3.1 million and $0.9 million during 1999, 1998 and 1997, respectively.

To meet a portion of its electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of the facility in September 1997, imputed interest costs on the capitalized purchase power obligation were $23.4 million, $22.9 million and $6.5 million during 1999, 1998 and 1997, respectively, and total amortization costs of the leased facilities were $5.7 million during 1999 and 1998 and $1.6 million during 1997. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $20.4 million, $20.3 million and $5.6 million during 1999, 1998 and 1997, respectively.

Following is a summary of Wisconsin Electric's nuclear fuel and leased facilities at December 31.

                                                               1999                1998
                                                               ----                ----
                                                                 (Thousands of Dollars)
Nuclear Fuel
  Under capital lease                                        $112,595            $100,809
  Accumulated provision for amortization                      (51,799)            (62,888)
  In process/stock                                             22,597              49,739
                                                             --------            --------
Total Nuclear Fuel                                            $83,393             $87,660
                                                             ========            ========
Leased Facilities
  Long - term purchase power commitment                      $140,312            $140,312
  Accumulated provision for amortization                      (12,985)             (7,305)
                                                             --------            --------
Total Leased Facilities                                      $127,327            $133,007
                                                             ========            ========


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1999 are as follows:

                                                                       Purchase
                                                         Nuclear         Power
                                                       Fuel Lease     Commitment        Total
                                                       ----------     ----------        -----
                                                                 (Thousands of Dollars)
  2000                                                   $31,559         $25,031        $56,590
  2001                                                    20,649          25,968         46,617
  2002                                                    13,418          26,961         40,379
  2003                                                     4,959          27,954         32,913
  2004                                                     1,922          29,004         30,926
  Later Years                                               -            531,187        531,187
                                                         -------        --------       --------
Total Minimum Lease Payments                              72,507         666,105        738,612
Less: Estimated Executory Costs                             -           (136,229)      (136,229)
                                                         -------        --------       --------
Net Minimum Lease Payments                                72,507         529,876        602,383
Less: Interest                                            (5,989)       (380,495)      (386,484)
                                                         -------        --------       --------
Present Value of Net Minimum Lease Payments               66,518         149,381        215,899
Less: Due Currently                                      (28,917)           -           (28,917)
                                                         -------        --------       --------
                                                         $37,601        $149,381       $186,982
                                                         =======        ========       ========


FAIR VALUE:   The carrying amount of Wisconsin Electric's long-
term debt outstanding (excluding obligations under capital lease) was $1,516 million and $1,459 million at December 31, 1999 and 1998, respectively, with a fair value of $1,444 million and $1,544 million, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for Wisconsin Electric's unsecured notes.


H - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:

                                                  1999                          1998
                                        ------------------------      ------------------------
                                                       Interest                      Interest
                                         Balance         Rate          Balance         Rate
                                         -------       --------        -------       --------
                                                       (Thousands of Dollars)
Banks                                    $50,400         6.30%         $50,495         5.42%
Commercial paper                         214,264         6.21%         168,794         5.32%
                                        --------                      --------
                                        $264,664                      $219,289
                                        ========                      ========


Unused lines of credit for short-term borrowing amounted to $128 million at December 31, 1999 all of which supports commercial paper. In support of various informal lines of credit from banks, Wisconsin Electric has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


I - BENEFITS

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

                                                                          Other Postretirement
                                              Pension Benefits                  Benefits
                                            -------------------           -------------------
Pension & Postretirement Plan Status        1999           1998           1999           1998
------------------------------------        ----           ----           ----           ----
                                                          (Thousands of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1        $714,436       $649,256       $178,836       $148,181
    Service cost                           14,960         12,408          3,325          2,654
    Interest cost                          47,660         46,261         12,380         11,676
    Plan participants' contributions         -              -             5,096          5,908
    Plan amendments                          -              -              -             3,737
    Actuarial (gain) loss                  (5,366)        51,512          7,849         22,283
    Benefits paid                         (46,239)       (45,001)       (15,153)       (15,603)
                                         --------       --------      ---------      ---------
  Benefit Obligation at December 31      $725,451       $714,436       $192,333       $178,836
                                         --------       --------      ---------      ---------
Change in Plan Assets
  Fair Value at January 1                $828,491       $761,881        $68,913        $59,841
    Actual return on plan assets          134,436        104,264         13,015          8,515
    Employer contributions                   -             7,347         10,353         10,252
    Plan participants' contributions         -              -             5,096          5,908
    Acquisitions / divestitures            (1,470)          -              -              -
    Benefits paid                         (46,239)       (45,001)       (15,052)       (15,603)
                                         --------       --------      ---------      ---------
  Fair Value at December 31              $915,218       $828,491        $82,325        $68,913
                                         --------       --------      ---------      ---------
Funded Status of Plans
  Funded status at December 31           $189,767       $114,055      ($110,008)     $(109,923)
  Unrecognized
    Net actuarial (gain) loss            (194,773)      (119,025)         5,606          4,587
    Prior service cost                     28,021         31,284          2,365          2,582
    Net transition obligation (asset)     (23,246)       (27,207)        59,653         64,239
                                         --------       --------      ---------      ---------
  Net Accrued Benefit Cost                  ($231)         ($893)      ($42,384)      ($38,515)
                                         ========       ========      =========      =========

Funded Status of Plans with Net
  Benefit Obligations at December 31
    Fair value of plan assets             $  -           $  -           $82,325        $68,444
    Benefit obligation                       -              -          (192,333)      (178,563)
                                         --------       --------      ---------      ---------
  Net Benefit Obligation                  $  -           $  -         ($110,008)     ($110,119)
                                         ========       ========      =========      =========


The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                           Other Postretirement
                                         Pension Benefits                        Benefits
                                   ---------------------------        -----------------------------
  Benefit Plan Cost Components     1999        1998        1997        1999        1998        1997
  ----------------------------     ----        ----        ----        ----        ----        ----
                                                        (Thousands of Dollars)
Net Periodic Benefit Cost
 Service cost                    $14,960     $12,408      $9,216      $3,325      $2,654      $1,911
 Interest cost                    47,660      46,261      45,613      12,380      11,677      10,343
 Expected return on plan assets  (62,399)    (56,822)    (51,592)     (5,803)     (5,008)     (4,085)
 Amortization of
  Transition obligation (asset)   (3,801)     (3,801)     (3,802)      4,586       4,586       4,586
  Prior service cost               3,061       3,061       3,061         217         217        (100)
  Actuarial loss (gain)             -           -           -            118        (270)       (235)
                                 -------     -------     -------     -------     -------     -------
Net Periodic Benefit Cost          ($519)     $1,107      $2,496     $14,823     $13,856     $12,420
                                 =======     =======     =======     =======     =======     =======
Weighted-Average Assumptions
 at December 31 (%)
 Discount rate                        7.5       6.75        7.25         7.5        6.75        7.25
 Expected return on plan asset        9.0        9.0         9.0         9.0         9.0         9.0
 Rate of compensation increase    4.75 to    4.75 to     4.75 to     4.75 to     4.75 to     4.75 to
                                      5.0        5.0         5.0         5.0         5.0         5.0


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

OTHER POSTRETIREMENT BENEFITS PLANS:   Wisconsin Electric uses
Employees' Benefit Trusts to fund a major portion of other postretirement benefits for its employees. The majority of the trusts' assets are mutual funds.

The assumed health care cost trend rate at December 31, 1999 was 10.0% for all plan participants decreasing gradually to 5.0% in 2005 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Increase         1% Decrease
                                                            -----------         -----------
                                                                (Thousands of Dollars)
Effect on
  Postretirement benefits obligation                         $19,190             ($16,943)
  Total of service and interest cost components                1,864               (1,620)


SAVINGS PLAN:   Wisconsin Electric sponsors a defined
contribution savings plan which allows employees to contribute a portion of their pretax and/or after tax income in accordance with plan specified guidelines. Wisconsin Electric matches 50% of employee contributions up to 6% of the employee's annual compensation. Matching contributions charged to expense amounted to $8.7 million, $7.2 million and $6.7 million during 1999, 1998 and 1997, respectively.


J - SEGMENT REPORTING

Wisconsin Electric, Wisconsin Energy Corporation's principal subsidiary, has organized its operating segments according to how it is currently regulated. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

The electric utility segment derives its revenues from the generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility segment derives its revenues from the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western, and northern Wisconsin. The steam utility segment derives its revenues from the production, distribution and sale of steam to space heating and processing customers in the Milwaukee, Wisconsin area.

The following table summarizes the reportable operating segments of Wisconsin Electric for the years ended December 31.

                                                    Reportable Operating Segments (a)
                                          ---------------------------------------------------
                                          Electric          Gas          Steam          Total
                                          --------          ---          -----          -----
                                                         (Thousands of Dollars)
1999
  Operating Revenues (b)                 $1,688,277      $306,802       $21,311       $2,016,390
  Depreciation and Amortization             227,569        23,692         2,594          253,855
  Pretax Operating Income (c)               393,221        31,675         2,549          427,445
  Segment Assets (d)                      4,179,314       427,224        47,576        4,654,114
  Construction Expenditures                 313,746        31,690         1,278          346,714

1998
  Operating Revenues (b)                 $1,641,403      $295,848       $20,506       $1,957,757
  Depreciation and Amortization             215,669        23,272         2,631          241,572
  Pretax Operating Income (c)               344,164        20,235         3,267          367,666
  Segment Assets (d)                      4,087,413       421,951        48,358        4,557,722
  Construction Expenditures                 283,367        43,447         1,600          328,414

1997
  Operating Revenues (b)                 $1,412,115      $355,172       $22,315       $1,789,602
  Depreciation and Amortization             213,785        21,421         2,492          237,698
  Pretax Operating Income (c)               218,559        33,095         5,594          257,248
  Segment Assets (d)                      3,900,889       392,865        45,131        4,338,885
  Construction Expenditures                 236,384        22,977         1,006          260,367

(a) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note A).

(b) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(c) Interest income and interest expense are not included in segment pretax operating income.

(d) Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).


A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is as follows:

                                             1999                1998                1997
                                             ----                ----                ----
                                                       (Thousands of Dollars)
Assets
  Reportable segments                    $4,654,114          $4,557,722          $4,338,885
  Non-utility                                 4,710               4,769               5,308
  Other - corporate (a)                     393,779             206,451             323,647
                                         ----------          ----------          ----------
Total Assets                             $5,052,603          $4,768,942          $4,667,840
                                         ==========          ==========          ==========

Construction Expenditures
  Reportable segments                      $346,714            $328,414            $260,367
  Non-utility                                  (273)                 68                 282
                                         ----------          ----------          ----------
Total Construction Expenditures            $346,441            $328,482            $260,649
                                         ==========          ==========          ==========

(a) Primarily other property and investments, materials and supplies and deferred charges.


K - COMMITMENTS AND CONTINGENCIES

WISCONSIN ENERGY CORPORATION / WICOR, INC. MERGER:   On June 27,
1999, Wisconsin Energy Corporation and WICOR, Inc., a Wisconsin corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. WICOR is a diversified holding company with total assets of approximately $1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries will become subsidiaries of Wisconsin Energy. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR.

The Public Service Commission of Wisconsin approved the merger in January 2000 with a written order in March 2000. As part of its approval, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze to begin following completion of Wisconsin Electric's current pricing request for 2000-2001.
While Wisconsin Electric's retail electric, gas and steam rates in the state of Wisconsin will be frozen for five years, Wisconsin Electric can request review and approval of price changes every two years to address increased costs for such reasons as government mandates and reliability upgrades. During this qualified five-year rate freeze period, Wisconsin Electric will continue to reflect changes in fuel and gas costs in its rates. The remaining regulatory approval process is expected to be completed in time for the transaction to be consummated on or about April 26, 2000.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1996, Giddings & Lewis, Inc., Kearney & Trecker Corporation, now a part of Giddings & Lewis, Inc., and the City of West Allis brought an action in the Milwaukee County Circuit Court alleging that Wisconsin Electric had deposited cyanide contaminated wood chips in 1959 at two sites in West Allis, Wisconsin owned by the plaintiffs. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites. Internal investigations led Wisconsin Electric to believe that it was not the source of this waste.

In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages for clean-up costs and loss of property value and $100 million in punitive damages. In October 1999, the Circuit Court denied Wisconsin Electric's post trial motions and directed that judgment on the verdict be entered. Wisconsin Electric has filed notice of appeal of the judgment to the Wisconsin Court of Appeals.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of Deferred Charges and Other Assets - Other on the Balance Sheet, to the Milwaukee County Clerk of Circuit Court representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. The Circuit Court held hearings on the sanctions issue in February 2000. Wisconsin Electric vigorously defended against the plaintiffs' allegations and does not believe that a basis for sanctions based upon intentional misrepresentation exists. The Circuit Court is requiring further briefing on the matter and will hear oral argument in April 2000.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.

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

Of the eleven sites, Wisconsin Electric has begun remediation activities at former manufactured gas plant sites in the Cities of Burlington and Kenosha, Wisconsin. Wisconsin Electric also expects to begin remediation at sites in Fort Atkinson and Waukesha, Wisconsin in 2001. Wisconsin Electric's expected remediation of these sites is anticipated to be accomplished at an aggregate cost of between $8 million and $13 million.

In Wisconsin Electric's February 13, 1997 Rate Order, the Public Service Commission of Wisconsin amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.

KIMBERLY COGENERATION EQUIPMENT: In conjunction with the proposed construction of an electric cogeneration facility in Kimberly, Wisconsin, Wisconsin Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Following a change in the status of the original project and an extensive review of other potential uses, WISVEST Corporation, a non-utility subsidiary of Wisconsin Energy, agreed to use the Equipment in a joint independent power project. Under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow projection for the Equipment based upon this proposal. As measured by expected gross cash flows to be earned under this project, Wisconsin Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Other Income and Deductions - Other line of the Income Statement. During the second quarter of 1998, WISVEST Corporation purchased the Equipment from Wisconsin Electric and contributed it to a joint independent power project, the Androscoggin Energy Center.

In a related matter, Wisconsin Electric and Wisconsin International Electric Power, Ltd reached agreement during 1999 on settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to development of an electric generating plant at Subic Bay in the Philippines involving the Equipment. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid the plaintiff $18 million ($10.8 million after tax) in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice.


L - TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the Public Service Commission of Wisconsin. Wisconsin Electric received stockholder capital contributions from Wisconsin Energy of $150 million in 1999 and $100 million in 1997.




                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
     Stockholder of Wisconsin Electric Power Company

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
________________________________
PRICEWATERHOUSECOOPERS LLP


Milwaukee, Wisconsin
January 25, 2000



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

None for Wisconsin Energy nor for Wisconsin Electric.



                            PART III
                            ---------



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WISCONSIN ENERGY:   The information under "Proposal 1:  Election
of Directors - Terms Expiring in 2003" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Energy's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 27, 2000 (the "2000 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

WISCONSIN ELECTRIC:   The information under "Election of
Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Electric's definitive Information Statement for its Annual Meeting of Stockholders to be held June 22, 2000 (the "2000 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.



ITEM 11.   EXECUTIVE COMPENSATION

WISCONSIN ENERGY:   The information under "Corporate Governance -
Compensation of the Board of Directors", "Executive Officers'
Compensation," "Employment and Severance Arrangements" and
"Retirement Plans" in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC:   The information under "Compensation,"
"Employment and Severance Arrangements" and "Retirement Plans" in the 2000 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT


WISCONSIN ENERGY:   The security ownership information under "WEC
Common Stock Ownership" in the 2000 Annual Meeting Proxy
Statement is incorporated herein by reference.

WISCONSIN ELECTRIC:   All of Wisconsin Electric's Common Stock
(100% of such class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2000 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


WISCONSIN ENERGY:   The information under "Certain Related
Transactions" in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

WISCONSIN ELECTRIC:   The information under "Certain Related
Transactions" in the 2000 Annual Meeting Information Statement is incorporated herein by reference.



                             PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K


(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

     Wisconsin Energy Corporation:

        Consolidated Income Statement for the three years ended
           December 31, 1999.
        Consolidated Statement of Cash Flows for the three years ended
           December 31, 1999.
        Consolidated Balance Sheet at December 31, 1999 and 1998.
        Consolidated Capitalization Statement at December 31, 1999 and 1998. Consolidated Common Stock Equity statement for the three years ended
           December 31, 1999.
        Notes to Financial Statements.
        Report of Independent Accountants.


     Wisconsin Electric Power Company:

        Income Statement for the three years ended December 31, 1999. Statement of Cash Flows for the three years ended December 31, 1999. Balance Sheet at December 31, 1999 and 1998.
        Capitalization Statement at December 31, 1999 and 1998.
        Common Stock Equity Statement for the three years ended
            December 31, 1999.
        Notes to Financial Statements.
        Report of Independent Accountants.


      2.    FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV  OF
            THIS REPORT

     Wisconsin Energy Corporation:

      Schedule I Condensed Parent Company Financial Statements for the periods ended December 31, 1999. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


     Wisconsin Electric Power Company:

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


(b)       REPORTS ON FORM 8-K

    Current Reports on Form 8-K dated as of October 6, 1999 were filed by Wisconsin Energy and Wisconsin Electric to report that the Wisconsin trial court had denied Wisconsin Electric's post trial motions and directed that judgement on the verdict be entered against Wisconsin Electric in a lawsuit involving contaminated wastes on two properties in the City of West Allis, Wisconsin (the "West Allis lawsuit").

    Current  Reports  on Form 8-K dated as of November  30,  1999 were filed by Wisconsin Energy and Wisconsin Electric to report further developments in the West Allis lawsuit.

    Current Reports on Form 8-K dated as of December 22, 1999 were filed by Wisconsin Energy and Wisconsin Electric to report additional developments in the West Allis lawsuit and that, in order to cease any further accrual of interest at the rate of 12% per annum on the judgment, Wisconsin Electric had tendered to the Milwaukee County Clerk of Circuit Court the judgment amount including interest to the date of tender aggregating $110.2 million.


                                   WISCONSIN ENERGY CORPORATION

                                         INCOME STATEMENT
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                       FINANCIAL STATEMENTS

                                                      Year Ended December 31
                                        ---------------------------------------------------
                                            1999                1998                1997
                                            ----                ----                ----
                                                      (Thousands of Dollars)
Miscellaneous Income                        $6,875              $1,921              $3,298
Miscellaneous Expense                        3,772               1,943                 886
Interest Expense                             2,984               3,193                  67
Distributions on Preferred Securities       10,503                -                   -
Merger Expense                                 744                 480               9,968
                                          --------            --------             -------
                                           (11,128)             (3,695)             (7,623)
Income Taxes                                (3,882)             (1,054)             (2,222)
                                          --------            --------             -------
                                            (7,246)             (2,641)             (5,401)
Equity in Subsidiaries' Earnings           216,235             190,773              66,117
                                          --------            --------             -------
Net Income                                $208,989            $188,132             $60,716
                                          ========            ========             =======

See accompanying notes to condensed parent company financial statements.

                                   WISCONSIN ENERGY CORPORATION

                                     STATEMENT OF CASH FLOWS
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                 FINANCIAL STATEMENTS - (Cont'd)

                                                              Year Ended December 31
                                                        -------------------------------------
                                                         1999           1998           1997
                                                         ----           ----           ----
                                                              (Thousands of Dollars)
Operating Activities
 Net Income                                             $208,989       $188,132        $60,716
 Reconciliation to cash
  Equity in subsidiaries' earnings                      (216,235)      (190,773)       (66,117)
  Dividends from subsidiaries                            181,572        179,001        213,692
  Other                                                   (7,878)           (679)        10,203
                                                        --------       --------       --------
Cash Provided by Operating Activities                    166,448        175,681        218,494

Investing Activities
 Equity investment in subsidiaries - net                (255,000)       (19,000)      (133,000)
 Change in notes receivable -
  associated companies                                    20,075        (43,100)        42,000
 Other                                                      (275)         2,691             75
                                                        --------       --------       --------
Cash Used in Investing Activities                       (235,200)       (59,409)       (90,925)

Financing Activities
 Sale of common stock                                     79,146         10,275         29,586
 Sale of manditorily redeemable trust preferred
   securities                                            193,700           -              -
 Dividends on common stock                              (182,316)      (177,397)      (172,714)
 Change in notes payable                                 (24,225)        66,562           -
 Change in notes payable -
  associated companies                                     6,925        (15,550)        15,550
                                                        --------       --------       --------
 Cash Provided By (Used in) Financing Activities          73,230       (116,110)      (127,578)
                                                        --------       --------       --------
Change in Cash and Cash Equivalents                       $4,478           $162            ($9)
                                                        ========       ========       ========
Cash Paid For
  Interest                                                $2,853         $2,984         $ -
  Income taxes                                            (1,277)        (2,235)           345

See accompanying notes to condensed parent company financial statements.

                                   WISCONSIN ENERGY CORPORATION

                                          BALANCE SHEET
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                  FINANCIAL STATEMENTS - (Con'd)

                                                                       December 31
                                                            ------------------------------
                                                                1999                1998
                                                                ----                ----
                                                                  (Thousands of Dollars)
                   Assets
                   ------
Current Assets
 Cash and cash equivalents                                      $4,649                $171
 Accounts and notes receivable
  from associated companies                                     23,719              43,914
 Other                                                           5,274               2,113
                                                            ----------          ----------
    Total Current Assets                                        33,642              46,198

Property and Investments
 Investment in subsidiary companies                          2,217,389           1,927,726
 Other                                                           1,010                 844
                                                            ----------          ----------
    Total Property and Investments                           2,218,399           1,928,570

Deferred Charges                                                24,464              11,209
                                                            ----------          ----------
Total Assets                                                $2,276,505          $1,985,977
                                                            ==========          ==========

           Liabilities and Equity
           ----------------------
Current Liabilities
 Accounts and notes payable                                    $42,738             $66,772
 Accounts and notes payable
  to associated companies                                        7,637                 113
 Other                                                             118                 571
                                                            ----------          ----------
    Total Current Liabilities                                   50,493              67,456

Deferred Credits                                                15,478              12,627
Manditorily Redeemable Trust Preferred Securities              200,000                -
Stockholders' Equity
 Common stock                                                  842,287             763,141
 Retained earnings                                             134,732             143,901
 Undistributed subsidiaries' earnings                        1,033,515             998,852
                                                            ----------          ----------
    Total Stockholders' Equity                               2,010,534           1,905,894
                                                            ----------          ----------
Total Liabilities and Equity                                $2,276,505          $1,985,977
                                                            ==========          ==========

See accompanying notes to condensed parent company financial statements.


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




               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements listed below of Wisconsin Energy
Corporation of our report dated January 25, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

  1.   Registration Statement on Form S-3 (Registration No.
       333-24277) - Stock Plus Investment Plan.

  2.   Registration Statement on Form S-8 (Registration No.
       333-86467) - Employee Retirement Savings Plan.

  3.   Registration Statement on Form S-8 (Registration No.
       33-65225) - 1993 Omnibus Stock Incentive Plan.

  4.   Registration Statement on Form S-3 (Registration No.
       333-73137) - Trust Preferred Securities.


/s/PricewaterhouseCoopers LLP
_________________________________
PRICEWATERHOUSECOOPERS LLP


Milwaukee, Wisconsin
March 29, 2000




               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-40319) of Wisconsin Electric Power Company of our report dated January 25, 2000 relating to the financial statements, which appears in this Form 10-K.


/s/PricewaterhouseCoopers LLP
_________________________________
PRICEWATERHOUSECOOPERS LLP


Milwaukee, Wisconsin
March 29, 2000



                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.
                                                     WISCONSIN ENERGY CORPORATION

                                                  By /s/R.A. Abdoo
                                                     ----------------------------------
Date:  March 29, 2000                                R. A. Abdoo, Chairman of the Board
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/R. A. Abdoo                                             March 29, 2000
---------------------------------------------
R. A. Abdoo, Chairman of the Board, President
and Chief Executive Officer and Director-
Principal Executive Officer

/s/P. Donovan                                              March 29, 2000
---------------------------------------------
P. Donovan, Senior Vice President and Chief
Financial Officer - Principal Financial Officer

/s/R. R. Grigg                                             March 29, 2000
---------------------------------------------
R. R. Grigg, Vice President and Director

/s/A. K. Klisurich                                         March 29, 2000
---------------------------------------------
A. K. Klisurich, Controller -
Principal Accounting Officer

/s/J. F. Ahearne                                           March 29, 2000
---------------------------------------------
J. F. Ahearne, Director

/s/J. F. Bergstrom                                         March 29, 2000
---------------------------------------------
J. F. Bergstrom, Director

/s/B. L. Bowles                                            March 29, 2000
---------------------------------------------
B. L. Bowles, Director

/s/R. A. Cornog                                            March 29, 2000
---------------------------------------------
R. A. Cornog, Director

/s/J. N. MacDonough                                        March 29, 2000
---------------------------------------------
J. N. MacDonough, Director

/s/J. B. North                                             March 29, 2000
---------------------------------------------
J. B. North, Director

/s/F. P. Stratton, Jr.                                     March 29, 2000
---------------------------------------------
F. P. Stratton, Jr., Director

[/CAPTION]



                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.
                                                     WISCONSIN ELECTRIC POWER COMPANY

                                                  By /s/R.A. Abdoo
                                                     ----------------------------------
                                                     R. A. Abdoo, Chairman of the Board
Date:  March 29, 2000                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/R. A. Abdoo                                             March 29, 2000
---------------------------------------------
R. A. Abdoo, Chairman of the Board,
Chief Executive Officer and Director-
Principal Executive Officer

/s/R. R. Grigg                                             March 29, 2000
---------------------------------------------
R. R. Grigg, President, Chief Operating
Officer and Director

/s/D. K. Porter                                            March 29, 2000
---------------------------------------------
D. K. Porter, Senior Vice President and
Director

/s/C. H. Baker                                             March 29, 2000
---------------------------------------------
C. H. Baker, Vice President - Finance,
Chief Financial Officer - Principal
Financial Officer

/s/A. K. Klisurich                                         March 29, 2000
---------------------------------------------
A. K. Klisurich, Controller -
Principal Accounting Officer

/s/J. F. Ahearne                                           March 29, 2000
---------------------------------------------
J. F. Ahearne, Director

/s/J. F. Bergstrom                                         March 29, 2000
---------------------------------------------
J. F. Bergstrom, Director

/s/B. L. Bowles                                            March 29, 2000
---------------------------------------------
B. L. Bowles, Director

/s/R. A. Cornog                                            March 29, 2000
---------------------------------------------
R. A. Cornog, Director

/s/J. N. MacDonough                                        March 29, 2000
---------------------------------------------
J. N. MacDonough, Director

/s/J. B. North                                             March 29, 2000
---------------------------------------------
J. B. North, Director

/s/F. P. Stratton, Jr.                                     March 29, 2000
---------------------------------------------
F. P. Stratton, Jr., Director

[/CAPTION]

                          WISCONSIN ENERGY CORPORATION
                        WISCONSIN ELECTRIC POWER COMPANY
                                 EXHIBIT INDEX
                                      to
                           Annual Report on Form 10-K
                      For the year ended December 31, 1999

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Energy and/or Wisconsin Electric as denoted by an "X" in the last two columns. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

                                                                           Wisconsin      Wisconsin
 Number                              Exhibit                                 Energy        Electric
--------  ---------------------------------------------------------------  ---------      ---------
   2      Plan of acquisition, reorganization, arrangement, liquidation, or succession

          2.1*    Agreement and Plan of Merger, dated as of                    X
                  June 27, 1999, as amended as of September 9,
                  1999, by and among Wisconsin Energy
                  Corporation, WICOR, Inc. and CEW Acquisition,
                  Inc. (Incorporated by reference to Appendix A to
                  the joint proxy statement/propectus dated
                  September 10, 1999, included in Wisconsin
                  Energy's Registration on Form S-4 filed on
                  September 9, 1999 (File No. 333-86827) (the
                  "Form S-4").)

          2.2*    Amendment to Agreement and Plan of Merger                    X
                  dated as of September 9, 1999.  (Incorporated by
                  reference to Exhibit 2.2 to the Form S-4.


   3      Articles of Incorporation and By-laws

          3.1*    Restated Articles of Incorporation of Wisconsin Energy       X
                  Corporation, as amended and restated effective June
                  12, 1995.  (Exhibit (3)-1 to Wisconsin Energy's
                  Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995, File No. 1-9057.)

          3.2     Bylaws of Wisconsin Energy, as amended to                    X
                  January 25, 2000.

          3.3*    Restated Articles of Incorporation of Wisconsin                             X
                  Electric Power Company, as amended and restated
                  effective January 10, 1995. (Exhibit (3)-1 to Wisconsin
                  Electric's Annual Report of Form 10-K for the year
                  ended December 31, 1994, File No. 1-1245.)

          3.4     Bylaws of Wisconsin Electric, as amended to January 25,                     X
                  2000.


   4      Instruments defining the rights of security holders, including indentures

          4.1*    Reference is made to Article III of the Restated             X              X
                  Articles of Incorporation. (Exhibits 3.1 and 3.3
                  herein.)

          Mortgage, Indenture, Supplemental Indenture or Securities Resolution:

          4.2*    Mortgage and Deed of Trust of Wisconsin Electric, dated        X            X
                  October 28, 1938 (Exhibit B-1 under File No. 2-4340.)

          4.3*    Second Supplemental Indenture of Wisconsin Electric,           X            X
                  dated June 1, 1946 (Exhibit 7-C under File No. 2-6422.)

          4.4*    Third Supplemental Indenture of Wisconsin Electric,            X            X
                  dated March 1, 1949 (Exhibit 7-C under File
                  No. 2-8456.)

          4.5*    Fourth Supplemental Indenture of Wisconsin Electric,           X            X
                  dated June 1, 1950 (Exhibit 7-D under File No. 2-8456.)

          4.6*    Fifth Supplemental Indenture of Wisconsin Electric,            X            X
                  dated May 1, 1952 (Exhibit 4-G under File No. 2-9588.)

          4.7*    Sixth Supplemental Indenture of Wisconsin Electric,            X            X
                  dated May 1, 1954 (Exhibit 4-H under File No. 2-10846.)

          4.8*    Seventh Supplemental Indenture of Wisconsin Electric,          X            X
                  dated April 15, 1956 (Exhibit 4-I under File
                  No. 2-12400.)

          4.9*    Eighth Supplemental Indenture of Wisconsin Electric,           X            X
                  dated April 1, 1958 (Exhibit 2-I under File
                  No. 2-13937.)

          4.10*   Ninth Supplemental Indenture of Wisconsin Electric,            X            X
                  dated November 15, 1960 (Exhibit 2-J under File
                  No. 2-17087.)

          4.11*   Tenth Supplemental Indenture of Wisconsin Electric,            X            X
                  dated November 1, 1966 (Exhibit 2-K under File
                  No. 2-25593.)

          4.12*   Eleventh Supplemental Indenture of Wisconsin Electric,         X            X
                  dated November 15, 1967 (Exhibit 2-L under File
                  No. 2-27504.)

          4.13*   Twelfth Supplemental Indenture of Wisconsin Electric,          X            X
                  dated May 15, 1968 (Exhibit 2-M under File
                  No. 2-28799.)

          4.14*   Thirteenth Supplemental Indenture of Wisconsin                 X            X
                  Electric, dated May 15, 1969 (Exhibit 2-N under
                  File No. 2-32629.)

          4.15*   Fourteenth Supplemental Indenture of Wisconsin                 X            X
                  Electric, dated November 1, 1969 (Exhibit 2-O under
                  File No. 2-34942.)

          4.16*   Fifteenth Supplemental Indenture of Wisconsin Electric,        X            X
                  dated July 15, 1976 (Exhibit 2-P under File
                  No. 2-54211.)

          4.17*   Sixteenth Supplemental Indenture of Wisconsin Electric,        X            X
                  dated January 1, 1978 (Exhibit 2-Q under File
                  No. 2-61220.)

          4.18*   Seventeenth Supplemental Indenture of Wisconsin                X            X
                  Electric, dated May 1, 1978 (Exhibit 2-R under File
                  No. 2-61220.)

          4.19*   Eighteenth Supplemental Indenture of Wisconsin                 X            X
                  Electric, dated May 15, 1978 (Exhibit 2-S under
                  File No. 2-61220.)

          4.20*   Nineteenth Supplemental Indenture of Wisconsin                 X            X
                  Electric, dated August 1, 1979 (Exhibit (a)2(a) under
                  File No. 1-1245, 9/30/79 Wisconsin Electric Form 10-Q.)

          4.21*   Twentieth Supplemental Indenture of Wisconsin Electric,        X            X
                  dated November 15, 1979 (Exhibit (a)2(a) under File
                  No. 1-1245, 12/31/79 Wisconsin Electric Form 10-K.)

          4.22*   Twenty-First Supplemental Indenture of Wisconsin               X            X
                  Electric, dated April 15, 1980 (Exhibit (4)-21 under
                  File No. 2-69488.)

          4.23*   Twenty-Second Supplemental Indenture of Wisconsin              X            X
                  Electric, dated December 1, 1980 (Exhibit (4)-l under
                  File No. 1-1245, 12/31/80 Wisconsin Electric
                  Form 10-K.)

          4.24*   Twenty-Third Supplemental Indenture of Wisconsin               X            X
                  Electric, dated September 15, 1985 (Exhibit (4)-l under
                  File No. 1-1245, 9/30/85 Wisconsin Electric Form 10-Q.)

          4.25*   Twenty-Fourth Supplemental Indenture of Wisconsin              X            X
                  Electric, dated September 15, 1985 (Exhibit (4)-1 under
                  File No. 1-1245, 9/30/85 Wisconsin Electric Form 10-Q.)

          4.26*   Twenty-Fifth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated December 15, 1986 (Exhibit (4)-25 under
                  File No. 1-1245, 12/31/86 Wisconsin Electric
                  Form 10-K.)

          4.27*   Twenty-Sixth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated January 1, 1988 (Exhibit 4 under File
                  No. 1-1245, 1/26/88 Wisconsin Electric Form 8-K.)

          4.28*   Twenty-Seventh Supplemental Indenture of Wisconsin             X            X
                  Electric, dated April 15, 1988 (Exhibit 4 under File
                  No. 1-1245, 3/31/88 Wisconsin Electric Form 10-Q.)

          4.29*   Twenty-Eighth Supplemental Indenture of Wisconsin              X            X
                  Electric, dated September 1, 1989 (Exhibit 4 under File
                  No. 1-1245, 9/30/89 Wisconsin Electric Form 10-Q.)

          4.30*   Twenty-Ninth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated October 1, 1991 (Exhibit 4-1 under File
                  No. 1-1245, 12/31/91 Wisconsin Electric Form 10-K.)

          4.31*   Thirtieth Supplemental Indenture of Wisconsin Electric,        X            X
                  dated December 1, 1991 (Exhibit 4-2 under File
                  No. 1-1245, 12/31/91 Wisconsin Electric Form 10-K.)

          4.32*   Thirty-First Supplemental Indenture of Wisconsin               X            X
                  Electric, dated August 1, 1992 (Exhibit 4-1 under File
                  No. 1-1245, 6/30/92 Wisconsin Electric Form 10-Q.)

          4.33*   Thirty-Second Supplemental Indenture of Wisconsin              X            X
                  Electric, dated August 1, 1992 (Exhibit 4-2 under File
                  No. 1-1245, 6/30/92 Wisconsin Electric Form 10-Q.)

          4.34*   Thirty-Third Supplemental Indenture of Wisconsin               X            X
                  Electric, dated October 1, 1992 (Exhibit 4-1 under File
                  No. 1-1245, 9/30/92 Wisconsin Electric Form 10-Q.)

          4.35*   Thirty-Fourth Supplemental Indenture of Wisconsin              X            X
                  Electric, dated November 1, 1992 (Exhibit 4-2 under
                  File No. 1-1245, 9/30/92 Wisconsin Electric Form 10-Q.)

          4.36*   Thirty-Fifth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated December 15, 1992 (Exhibit 4-1 under
                  File No. 1-1245, 12/31/92 Wisconsin Electric
                  Form 10-K.)

          4.37*   Thirty-Sixth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated January 15, 1993 (Exhibit 4-2 under
                  File No. 1-1245, 12/31/92 Wisconsin Electric
                  Form 10-K.)

          4.38*   Thirty-Seventh Supplemental Indenture of Wisconsin             X            X
                  Electric, dated March 15, 1993 (Exhibit 4-3 under File
                  No. 1-1245, 12/31/92 Wisconsin Electric Form 10-K.)

          4.39*   Thirty-Eighth Supplemental Indenture of Wisconsin              X            X
                  Electric, dated August 1, 1993 (Exhibit (4)-l under
                  File No. 1-1245, 6/30/93 Wisconsin Electric
                  Form 10-Q.)

          4.40*   Thirty-Ninth Supplemental Indenture of Wisconsin               X            X
                  Electric, dated September 15, 1993 (Exhibit (4)-1 under
                  File No. 1-1245, 9/30/93 Wisconsin Electric Form 10-Q.)

          4.41*   Fortieth Supplemental Indenture of Wisconsin Electric,         X            X
                  dated January 1, 1996 (Exhibit (4)-1 under File
                  No. 1-1245, 1/1/96 Wisconsin Electric Form 8-K.)

          4.42*   Indenture for Debt Securities of Wisconsin Electric            X            X
                  (the "Wisconsin Electric Indenture"), dated December 1,
                  1995 (Exhibit (4)-l under File No. 1-1245, 12/31/95
                  Wisconsin Electric Form 10-K.)

          4.43*   Securities Resolution No. 1 of Wisconsin Electric              X            X
                  under the Wisconsin Electric Indenture, dated
                  December 5, 1995 (Exhibit (4)-2 under File No. 1-1245,
                  12/31/95 Wisconsin Electric Form 10-K.)

          4.44*   Securities Resolution No. 2 of Wisconsin Electric              X            X
                  under the Wisconsin Electric Indenture, dated
                  November 12, 1996 (Exhibit 4.44 under File No. 1-9057,
                  12/31/96 Wisconsin Energy Corporation Form 10-K.)

          4.45*   Securities Resolution No. 3 of Wisconsin Electric              X            X
                  under the Wisconsin Electric Indenture, dated May 27,
                  1998 (Exhibit (4)-1 under File No. 1-1245, 6/30/98
                  Wisconsin Electric Form 10-Q.)

          4.46    Securities Resolution No. 4 of Wisconsin Electric              X            X
                  under the Wisconsin Electric Indenture, dated
                  November 30, 1999.

          4.47*   Indenture for Debt Securities of Wisconsin                     X
                  Energy (the "Wisconsin Energy Indenture"),
                  dated as of March 15, 1999 (Exhibit 4.46 under
                  File No. 1-9057, 3/25/1999 Wisconsin Energy
                  Form 8-K.)

          4.48*   Securities Resolution No. 1 of Wisconsin Energy                X
                  under the Wisconsin Energy Indenture, dated as
                  of March 16, 1999 (Exhibit 4.47 under File
                  No. 1-9057, 3/25/1999 Wisconsin Energy
                  Form 8-K.)

          4.49*   Amended and Restated Trust Agreement among                     X
                  Wisconsin Energy, as Depositor, The First
                  National Bank Chicago, as property Trustee,
                  First Chicago Delaware Inc, as Trustee, and the
                  Administrative Trustees for WEC Capital Trust I,
                  dated as of March 25, 1999 (Exhibit 4.48 under
                  File No. 1-9057, 3/25/1999 Wisconsin Energy
                  Form 8-K.)

          4.50*   Guarantee Agreement between Wisconsin                          X
                  Energy, as Guarantor, and The First National
                  Bank of Chicago, as Trustee, dated as of
                  March 25, 1999 (Exhibit 4.49 under File No.
                  1-9057, 3/25/1999 Wisconsin Energy Form 8-K.)

                  Certain agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601 (b)(4) of Regulation
                  S-K to furnish to the Securities and Exchange
                  Commission, upon request, a copy of all such agreements and instruments.


   10     Material Contracts

          10.1(a)*Employment arrangement with Michael B. Sellman as Chief        X            X
                  Nuclear Officer of Wisconsin Electric, effective
                  March 2, 1998, as amended and restated as of August 3,
                  1999.  (Exhibit 10.1 to Wisconsin Energy's Annual Report
                  on Form 10-K for the year ended December 31, 1997,
                  File No. 1-9057.) ** See Note.

          10.1(b) Letter agreement amending employment agreement as of           X            X
                  August 3, 1999.** See Note.


          10.2*   Supplemental Executive Retirement Plan of Wisconsin            X
                  Energy Corporation (as amended and restated as of
                  January 2, 1999). (Exhibit (10)-1 to Wisconsin Energy
                  Corporation's  6/30/1999 10-Q.) ** See Note.

          10.3*   Amended Non-Qualified Trust Agreement by and between           X            X
                  Wisconsin Energy Corporation and Firstar Trust Company
                  dated January 26, 1996, regarding trust established to
                  provide a source of funds to assist in meeting of the
                  liabilities under various nonqaulified deferred
                  compensation plans made between Wisconsin Energy
                  Corporation or its subsidiaries and various plan
                  participants.  (Exhibit (10)-2 to Wisconsin Energy's
                  Annual Report on Form 10-K for the year
                  ended December 31, 1995, File No. 1-9057.) ** See Note.

          10.4*   Executive Deferred Compensation Plan of Wisconsin              X
                  Energy Corporation, effective January 1, 1989, as
                  amended and restated as of June 2, 1999.  (Exhibit
                  (10)-2 to Wisconsin Energy Corporation's 6/30/1999
                  10-Q.) **See Note.

          10.5*   Directors' Deferred Compensation Plan of Wisconsin             X
                  Energy Corporation, effective January 1, 1987, and as
                  restated as of January 1, 1996.  (Exhibit (10)-4 to
                  Wisconsin Energy Corporation's Annual Report on Form
                  10-K for the year ended December 31, 1995, File
                  No. 1-9057.)  ** See Note.

          10.6*   Forms of Stock Option Agreements under 1993 Omnibus            X
                  Stock Incentive Plan.  (Exhibit (10)-5 to Wisconsin
                  Energy Corporation's Annual Report on Form 10-K for the
                  year ended December 31, 1995,File No. 1-9057.)
                  ** See Note.

          10.7*   Supplemental Benefits Agreement between Wisconsin              X            X
                  Energy Corporation and Calvin H. Baker dated
                  November 21, 1994.  (Exhibit (10)-7 to Wisconsin
                  Energy Corporation's  Annual Report on Form 10-K for
                  the year ended December 31, 1995, File No. 1-9057.)
                  **See Note.

          10.8*   Supplemental Benefits Agreement between Wisconsin              X            X
                  Energy Corporation and Richard A. Abdoo dated
                  November 21, 1994, as amended by and April 26, 1995
                  letter agreement. (Exhibit (10)-1 to Wisconsin Energy
                  Corporation's 6/30/95 10-Q.)  ** See Note.

          10.9*   Wisconsin Energy Corporation Senior Executive Severance        X            X
                  Policy, as adopted effective April 28, 1995 and amended
                  on July 26, 1995. (Exhibit (10)-3 to Wisconsin Energy
                  Corporation's 6/30/95 10-Q.)** See Note.

          10.10*  1993 Omnibus Stock Incentive Plan adopted by the board         X
                  of directors on December 15, 1993, approved by
                  shareholders at the Annual Meeting of Stockholders held
                  on May 11, 1994, and amended by the board of directors
                  on May 19, 1998 offering performance-based incentives
                  and other equity interests in Wisconsin Energy
                  Corporation to directors, officers and other key
                  employees (Exhibit 10.10 to Wisconsin Energy
                  Corporation's 12/31/1998 10-K.)** See Note.

          10.11*  1998 Revised forms of award agreements under 1993              X
                  Omnibus Stock Incentive Plan, as amended, for
                  non-qualified stock option awards to non-employee
                  directors, restricted stock awards, incentive stock
                  option awards (Exhibit 10.11 to Wisconsin Energy
                  Corporation's 12/31/1998 10-K.)** See Note.

          10.12*  Short-Term Performance Plan of Wisconsin Energy                X
                  Corporation effective January 1, 1992, as amended and
                  restated as of June 2, 1999.  (Exhibit (10)-3 to
                  Wisconsin Energy Corporation's 6/30/1999 10-Q.)**
                  See Note.

          10.13*  Service Agreement dated January 1, 1987, between               X            X
                  Wisconsin Electric, Wisconsin Energy Corporation and
                  other non-utility affiliated companies.  (Exhibit
                  (10)-(a) to Wisconsin Electric's Current Report on Form
                  8-K dated January 2, 1987 in File No. 1-1245.)

          10.14*  Senior Officer Change in Control Agreement                     X
                  between Wisconsin Energy Corporation and
                  Richard A. Abdoo effective July 29, 1999.
                  (Exhibit (10)-4 to Wisconsin Energy Corporation's
                  6/30/1999 10-Q.)** See Note.

          10.15*  Employment arrangement with Paul Donovan as Senior             X
                  Vice President and Chief Financial Officer of
                  Wisconsin Energy Corporation, effective August 20,
                  1999.  (Exhibit (10)-1 to Wisconsin Energy
                  Corporation's 9/30/1999 10-Q.)** See Note.

          10.16   Senior Officer Change in Control, Severance and Special        X
                  Pension Agreement between Wisconsin Energy Corporation
                  and Paul Donovan effective March 8, 2000.** See Note.

          Note:   Two asterisks (**) identify management contracts and
          executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c ) of Form 10-K.
          Certain compensatory plans in which directors or executive officers of Wisconsin Electric are eligible to participate are not filed as Wisconsin Electric exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.


   21     Subsidiaries of the registrant

          21.1    Subsidiaries of Wisconsin Energy Corporation                   X


   23     Consents of experts and counsel

          23.1    PricewaterhouseCoopers LLP - Milwaukee, WI Consent of          X            X
                  Independent Accountants appearing in this Annual Report
                  on Form 10-K for the year ended December 31, 1999.


   27     Financial data schedule

          27.1    Financial Data Schedule for the fiscal year ended              X            X
                  December 31, 1999.

          27.2    Restated Financial Data Schedule for the fiscal year           X            X
                  ended December 31, 1998.

          27.3    Restated Financial Data Schedule for the fiscal year           X            X
                  ended December 31, 1997.


          Additional exhibits

   99     99.1    Information furnished in lieu of the Form 11-K Annual          X
                  Report for Employee Retirement Savings Plan for the
                  year ended December 31, 1999.  (To be filed by
                  amendment.)