Form 10-K/A
period 1999-12-31
WISCONSIN ENERGY CORP
filed 2000-04-14
CIK 783325

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



  Commission                                                 IRS Employer
     File         Registrant; State of Incorporation        Identification
    Number           Address; and Telephone Number              Number
  ----------      ----------------------------------        ---------------

   001-09057          WISCONSIN ENERGY CORPORATION             39-1391525
                        (A Wisconsin Corporation)
                        231 West Michigan Street
                        P.O. Box 2949
                        Milwaukee, WI  53201
                        (414) 221-2345

                         WISCONSIN ENERGY CORPORATION
                       --------------------------------
                                AMENDMENT NO. 1
                                      TO
                        1999 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following item in its Annual Report for the year ended December 31, 1999 on Form 10-K as set forth in the page attached hereto:


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS



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

Date:  April 14, 2000                    By /s/ A. K. Klisurich
                                            ----------------------------
                                            A. K. Klisurich, Controller -
                                            Principal Accounting Officer

                                    PART II
                                    -------

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

RANGE OF WISCONSIN ENERGY COMMON STOCK PRICES AND DIVIDENDS:

                                          1999                          1998
                              ----------------------------  ----------------------------
Quarter                         High      Low     Dividend    High       Low    Dividend
-------                         ----      ---     --------    ----       ---    --------
First                         $31-9/16  $25-1/16     $ .39  $31        $27        $ .385
Second                         28-1/8    25-1/16       .39   31-11/16   28-1/2      .390
Third                          26        22-7/16       .39   32         27-3/8      .390
Fourth                         24-3/16   19-1/16       .39   34         30          .390
                                                     -----                        ------
Year                          $31-9/16  $19-1/16     $1.56  $34        $27        $1.555
                                                     =====                        ======

STOCK PLUS INVESTMENT PLAN: In April 2000, Wisconsin Energy discovered that, due to an administrative error, sales of Wisconsin Energy common stock under Wisconsin Energy's dividend reinvestment and stock purchase plan, the Stock Plus Investment Plan, exceeded the amount of shares registered for the Plan under the Securities Act of 1933 beginning in December 1999. Upon discovery of the error, Wisconsin Energy promptly took steps to register additional shares for the Plan. The oversales amounted to 124,622 shares in December 1999 for an aggregate of $2,451,702; a total of 615,754 shares in the first quarter of 2000 for an aggregate of $11,242,716; and 78,963 shares through April 3, 2000 for an aggregate of $1,576,794. (Added by Wisconsin Energy's amendment No. 1 on Form 10-K/A)

COMMON STOCK DIVIDENDS OF WISCONSIN ELECTRIC: Cash dividends declared on Wisconsin Electric Power Company's common stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy.

                           Total Dividends
                   ------------------------------
Quarter                1999               1998
-------            ------------       ------------
First              $ 44,893,000       $ 44,322,000
Second               44,893,000         44,893,000
Third                44,893,000         44,893,000
Fourth               44,893,000         44,893,000
                   ------------       ------------
Total              $179,572,000       $179,001,000
                   ============       ============