Form 10-K/A
period 1999-12-31
WISCONSIN ENERGY CORP
filed 2000-06-23
CIK 783325

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



                       WISCONSIN ENERGY CORPORATION
                       ----------------------------
                             AMENDMENT NO. 2
                                   TO
                      1999 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

Item 14(a)3 and the Exhibit Index to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 are hereby amended to reflect the filing of Exhibit No. 99.1 herewith; the remainder of
Item 14 (including the Exhibits incorporated by reference in Item 14(a)3) and the Exhibit Index are unchanged.



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



                                             WISCONSIN ENERGY CORPORATION
                                             ----------------------------
                                                    (Registrant)


Date:    June 23, 2000                       By /s/Stephen Dickson
                                                ---------------------------
                                                Stephen Dickson, Controller



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

     2.  FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

         Wisconsin Energy Corporation:

             Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 1999. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

         Current Reports on Form 8-K dated as of December 22, 1999 were filed by Wisconsin Energy and Wisconsin Electric to report additional developments in the West Allis lawsuit and that, in order to cease any further accrual of interest at the rate of 12% per annum on the judgment, Wisconsin Electric had tendered to the Milwaukee County Clerk of Circuit Court the judgement amount including interest to the date of tender aggregating $110.2 million.



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



Number                    Exhibit                     WEC      WE

  2 Plan of acquisition, reorganization, arrangement, liquidation, or succession

         2.1*      Agreement and Plan of Merger,       X
                   dated as of June 27, 1999, as
                   amended as of September 9,
                   1999, by and among Wisconsin
                   Energy Corporation, WICOR,
                   Inc. and CEW Acquisition, Inc.
                   (Incorporated by reference to
                   Appendix A to the joint proxy
                   statement/prospectus dated
                   September 10, 1999, included
                   in Wisconsin Energy's
                   Registration on Form S-4 filed
                   on September 9, 1999 (File
                   No. 333-86827) (the "Form S-
                   4").)

         2.2*      Amendment to Agreement and          X
                   Plan of Merger dated as of
                   September 9, 1999.
                   (Incorporated by reference to
                   Exhibit 2.2 to the Form S-4.

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

         3.2       Bylaws of Wisconsin Energy ,        X
                   as amended to
                   January 25, 2000.

         3.3 *     Restated Articles of                         X
                   Incorporation of Wisconsin
                   Electric Power Company, as
                   amended and restated effective
                   January 10, 1995.  (Exhibit
                   (3)-1 to Wisconsin Electric's
                   Annual Report of Form 10-K for
                   the year ended
                   December 31, 1994, File No. 1-
                   1245.)

         3.4       Bylaws of Wisconsin Electric,                X
                   as amended to
                   January 25, 2000.

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

         4.42 *    Indenture for Debt Securities       X        X
                   of Wisconsin Electric (the
                   "Wisconsin Electric
                   Indenture"), dated December 1,
                   1995 (Exhibit (4)-1 under File
                   No. 1-1245, 12/31/95 Wisconsin
                   Electric Form 10-K.)

         4.43 *    Securities Resolution No. 1 of      X        X
                   Wisconsin Electric under the
                   Wisconsin Electric Indenture,
                   dated December 5, 1995
                   (Exhibit (4)-2 under File
                   No. 1-1245, 12/31/95 Wisconsin
                   Electric Form 10-K.)

         4.44 *    Securities Resolution No. 2 of      X        X
                   Wisconsin Electric under the
                   Wisconsin Electric Indenture,
                   dated November 12, 1996
                   (Exhibit 4.44 under File No. 1-
                   9057, 12/31/96 Wisconsin
                   Energy Corporation Form 10-K.)
         4.45 *    Securities Resolution No. 3 of      X        X
                   Wisconsin Electric under the
                   Wisconsin Electric Indenture,
                   dated May 27, 1998  (Exhibit
                   (4)-1 under File No. 1-1245,
                   6/30/98 Wisconsin Electric
                   Form 10-Q.)

         4.46      Securities Resolution No. 4 of      X        X
                   Wisconsin Electric under the
                   Wisconsin Electric Indenture,
                   dated November 30, 1999

         4.47 *    Indenture for Debt Securities       X
                   of Wisconsin Energy, (the
                   "Wisconsin Energy Indenture"),
                   dated as of March 15, 1999
                   (Exhibit (4.46) under File No.
                   1-9057, 3/25/99 Wisconsin
                   Energy Form 8-K.)

         4.48 *    Securities Resolution No. 1 of      X
                   Wisconsin Energy under the
                   Wisconsin Energy Indenture,
                   dated as of March 16, 1999
                   (Exhibit (4.47) under File
                   No. 1-9057, 3/25/1999
                   Wisconsin Energy Form 8-K.)

         4.49 *    Amended and Restated Trust          X
                   Agreement among Wisconsin
                   Energy, as Depositor, The
                   First National Bank of
                   Chicago, as Property Trustee,
                   First Chicago Delaware Inc, as
                   Trustee, and the
                   Administrative Trustees for
                   WEC Capital Trust I, dated as
                   of March 25, 1999 (Exhibit
                   (4.48) under File No. 1-9057,
                   3/25/1999 Wisconsin Energy
                   Form 8-K.)

         4.50 *    Guarantee Agreement between         X
                   Wisconsin Energy, as
                   Guarantor, and The First
                   National Bank of Chicago, as
                   Trustee, dated as of March 25,
                   1999 (Exhibit (4.49) under
                   File No. 1-9057, 3/25/1999
                   Wisconsin Energy Form 8-K.)

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


  10     Material Contracts

         10.1(a)*  Employment arrangement with         X        X
                   Michael B. Sellman as Chief
                   Nuclear Officer of Wisconsin
                   Electric, effective March 2,
                   1998.  (Exhibit 10.1 to
                   Wisconsin Energy's Annual
                   Report on Form 10-K for the
                   year ended December 31, 1997,
                   File No. 1-9057.) ** See Note.

         10.1(b)   Letter agreement amending           X        X
                   employment agreement as of
                   August 3, 1999. ** See Note.

         10.2 *    Supplemental Executive              X
                   Retirement Plan of Wisconsin
                   Energy Corporation (as amended
                   and restated as of June 2,
                   1999). (Exhibit (10)-1 to
                   Wisconsin Energy Corporation's
                   6/30/1999      10-Q.)**  See
                   Note.

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

         10.4 *    Executive Deferred                  X
                   Compensation Plan of Wisconsin
                   Energy Corporation, effective
                   January 1, 1989, as amended
                   and restated as of June 2,
                   1999.  (Exhibit (10)-2 to
                   Wisconsin Energy Corporation's
                   6/30/1999 10-Q.)**  See Note.

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

         10.10*    1993 Omnibus Stock Incentive        X
                   Plan adopted by the Board of
                   Directors on December 15,
                   1993, approved by shareholders
                   at the Annual Meeting of
                   Stockholders held on May 11,
                   1994, and amended by the Board
                   of Directors on May 19, 1998
                   offering performance-based
                   incentives and other  equity
                   interests in Wisconsin Energy
                   Corporation to directors,
                   officers and other key
                   employees (Exhibit 10.10 to
                   Wisconsin Energy Corporation's
                   12/31/1998 10-K.) **  See
                   Note.

         10.11*    1998 Revised forms of award         X
                   agreements under 1993 Omnibus
                   Stock Incentive Plan, as
                   amended, for non-qualified
                   stock option awards to non-
                   employee directors, restricted
                   stock awards, incentive stock
                   option awards and non-
                   qualified stock option awards
                   (Exhibit 10.11 to Wisconsin
                   Energy Corporation's
                   12/31/1998 10-K.)** See Note.

         10.12*    Short-Term Performance Plan of      X
                   Wisconsin Energy Corporation
                   effective January 1, 1999, as
                   amended and restated as of
                   June 2, 1999.  (Exhibit (10)-3
                   to Wisconsin Energy
                   Corporation's 6/30/1999 10-
                   Q.)**  See Note.


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

         10.14*    Senior Officer Change in            X
                   Control Agreement between
                   Wisconsin Energy Corporation
                   and Richard A. Abdoo effective
                   July 29, 1999. (Exhibit (10)-4
                   to Wisconsin Energy
                   Corporation's 6/30/99 10-Q.)**
                   See Note.

         10.15*    Employment arrangement with         X
                   Paul Donovan as Senior Vice
                   President and Chief Financial
                   Officer of Wisconsin Energy
                   Corporation, effective
                   August 20, 1999. (Exhibit (10)-
                   1 to Wisconsin Energy
                   Corporation's 9/30/99 10-Q.)**
                   See Note.

         10.16     Senior Officer Change in            X
                   Control, Severance and Special
                   Pension Agreement between
                   Wisconsin Energy Corporation
                   and Paul Donovan effective
                   March 8, 2000.** See Note.

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


  27     Financial data schedule

         27.1      Financial Data Schedule for         X        X
                   the fiscal year ended
                   December 31, 1999.

         27.2      Restated Financial Data             X      X
                   Schedule for the fiscal year
                   ended December 31, 1998

         27.3      Restated Financial Data             X      X
                   Schedule for the fiscal year
                   ended December 31, 1997

  99     Additional exhibits

         99.1      Information furnished in lieu       X
                   of the Form 11-K Annual
                   Report for Employee
                   Retirement Savings Plan for
                   the year ended December 31,
                   1999.  (Filed with amendment
                   No. 2.)