Form 10-Q
period 2000-06-30
WISCONSIN ENERGY CORP
filed 2000-08-14
CIK 783325

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2000



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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (August 10, 2000):

Common Stock, $.01 Par Value  121,875,061 shares outstanding.


                           WISCONSIN ENERGY CORPORATION
                         --------------------------------

               FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2000

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

1.   Financial Statements
       Consolidated Condensed Income Statement..................................
       Consolidated Condensed Balance Sheet.....................................
       Consolidated Statement of Cash Flows.....................................
       Notes to Financial Statement.............................................

2.   Management's Discussion and Analysis of
       Financial Conditions and Results of Operations...........................

3.   Quantitative and Qualitative Disclosures About Market Risk.................

                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................

4.   Submission of Matters to a Vote of Security Holders........................

6.   Exhibits and Reports on Form 8-K...........................................

     Signatures.................................................................


                          INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company with subsidiaries primarily in three segments described in further detail below: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or "the Company" refer to the holding company and all of its subsidiaries.

UTILITY ENERGY SEGMENT:   The utility energy segment consists of
Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility; Wisconsin Gas Company
("Wisconsin Gas"), a gas and water utility; and Edison Sault
Electric Company ("Edison Sault"), an electric utility.

NON-UTILITY ENERGY SEGMENT:   The non-utility energy segment
consists primarily of Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engages in natural gas purchasing and marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provides meter reading and technology services for gas, electric and water utilities.

MANUFACTURING SEGMENT:   The manufacturing segment consists of
Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump
Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps as well as fluid processing and filtration equipment.

Other non-utility subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies and Wispark Corporation ("Wispark"), which develops and invests in real estate.

Wisconsin Gas, WICOR Energy, FieldTech, Sta-Rite, SHURflo and Hypro were acquired by Wisconsin Energy as a result of the Company's acquisition of WICOR, Inc. ("WICOR"), on April 26, 2000. For additional information related to the acquisition of WICOR, see Item 1. Financial Statements - "Notes To Financial Statements" and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" and "Liquidity and Capital Resources" in Part I of this report.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Energy pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Energy's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Energy's 1999 Annual Report on Form 10-K as well as in WICOR's 1999 Annual Report on Form 10-K.




                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------


ITEM 1. FINANCIAL STATEMENTS

                                   WISCONSIN ENERGY CORPORATION
                             CONSOLIDATED CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                        Three Months Ended June 30      Six Months Ended June 30
                                        --------------------------     --------------------------
                                             2000          1999            2000           1999
                                         -----------    ----------     -----------     ----------
                                             (Millions of Dollars, Except Per Share Amounts)
Operating Revenues
  Utility energy                            $552.7         $477.9        $1,102.4       $1,014.6
  Non-Utility energy                          81.3           55.8           150.5           69.8
  Manufacturing                              109.8            -             109.8            -
  Other                                       11.2            5.3            20.3           11.3
                                            ------         ------        --------       --------
    Total Operating Revenues                 755.0          539.0         1,383.0        1,095.7
Operating Expenses
  Fuel and purchased power                   163.0          147.2           323.3          267.6
  Cost of gas sold                            85.6           27.7           154.9           96.6
  Cost of goods sold                          77.3            -              77.3            -
  Other operation and maintenance            223.7          178.5           410.1          360.9
  Depreciation, decommissioning
    and amortization                          83.3           58.3           155.4          121.5
  Property and revenue tax                    20.0           19.2            40.7           36.9
                                            ------        -------        --------       --------
    Total Operating Expenses                 652.9          430.9         1,161.7          883.5
                                            ------        -------        --------       --------
Operating Income                             102.1          108.1           221.3          212.2

Other Income and Deductions
  Interest income                              4.9            4.5            10.2            9.0
  Allowance for other funds
   used during construction                    1.0            1.4             1.9            2.4
  Other                                        3.8           (2.3)            3.1            2.3
                                            ------        -------        --------       --------
    Total Other Income & Deductions            9.7            3.6            15.2           13.7

Financing Costs
  Interest expense                            60.5           36.0           103.1           69.6
  Allowance for borrowed funds
   used during construction                   (3.3)          (2.4)           (6.4)          (4.3)
  Distributions on preferred securities
   of subsidiary trust                         3.4            3.4             6.8            3.6
  Preferred dividend requirement
   of subsidiary                               0.3            0.3             0.6            0.6
                                            ------        -------        --------       --------
      Total Financing Costs                   60.9           37.3           104.1           69.5
                                            ------        -------        --------       --------
Income Before Income Taxes                    50.9           74.4           132.4          156.4

Income Taxes                                  20.8           25.5            51.7           54.0
                                            ------        -------        --------       --------
Net Income                                   $30.1          $48.9           $80.7         $102.4
                                            ======        =======        ========       ========
Earnings Per Share of Common Stock
  Basic                                      $0.25          $0.42           $0.67          $0.88
  Diluted                                     0.25           0.42            0.67           0.88

Dividends Per Share of Common Stock          $0.39          $0.39           $0.78          $0.78

Average Outstanding Number of
  Shares of Common Stock (Millions)          120.8          116.6           120.1          116.3
  Diluted Shares (Millions)                  121.7          116.6           120.6          116.3

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                     June 30, 2000      December 31, 1999
                                                     -------------      -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Utility energy                                       $6,702.3            $6,161.1
  Non-utility energy                                      214.2               199.0
  Manufacturing                                           107.7                 -
  Other                                                   399.3               351.0
  Accumulated provision for depreciation               (3,408.7)           (3,250.0)
                                                       --------            --------
                                                        4,014.8             3,461.1
  Construction work in progress                           230.4               174.8
  Leased facilities - net                                 124.5               127.3
  Nuclear fuel - net                                       87.2                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  4,456.9             3,846.6

Investments                                               846.3               950.3

Current Assets
  Cash and cash equivalents                                27.4                73.5
  Accounts receivable                                     491.0               242.3
  Accrued utility revenues                                110.3               134.6
  Materials, supplies and fossil fuel                     363.9               231.6
  Net assets held for sale                                156.5                 -
  Prepayments and other assets                            135.8               123.9
                                                       --------            --------
     Total Current Assets                               1,284.9               805.9

Deferred Charges and Other Assets
  Goodwill                                                891.6                57.8
  Accumulated deferred income taxes                       223.6               198.0
  Other                                                   707.7               374.5
                                                       --------            --------
     Total Deferred Charges and Other Assets            1,822.9               630.3
                                                       --------            --------
Total Assets                                           $8,411.0            $6,233.1
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $891.2              $839.5
  Retained earnings                                     1,157.9             1,170.8
  Other                                                    30.9                (2.5)
                                                       --------            --------
     Total Common Stock Equity                          2,080.0             2,007.8
  Preferred stock                                          30.4                30.4
  Company-obligated, mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company               200.0               200.0
  Long-term debt                                        2,291.5             2,134.6
                                                       --------            --------
     Total Capitalization                               4,601.9             4,372.8

Current Liabilities
  Long-term debt due currently                             67.9                69.1
  Short-term debt                                       1,816.1               507.5
  Accounts payable                                        305.0               174.0
  Accrued liabilities                                     166.4                99.7
  Other                                                   129.7                48.3
                                                       --------            --------
     Total Current Liabilities                          2,485.1               898.6

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       750.1               624.9
  Other                                                   573.9               336.8
                                                       --------            --------
     Total Deferred Credits and Other Liabilities       1,324.0               961.7
                                                       --------            --------
Total Capitalization and Liabilities                   $8,411.0            $6,233.1
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                          Six Months Ended June 30
                                                       -------------------------------
                                                          2000                1999
                                                       -----------         -----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                              $80.7              $102.4
  Reconciliation to cash
    Depreciation, decommissioning & amortization          157.7               121.5
    Nuclear fuel expense - amortization                    14.7                11.8
    Conservation expense - amortization                     2.8                11.2
    Debt premium, discount & expense amortization           2.6                 1.7
    Deferred income taxes - net                            (6.0)               (4.7)
    Investment tax credit - net                            (2.2)               (2.3)
    Allowance for other funds
     used during construction                              (1.9)               (2.4)
    Change in - Accounts receivable                       (48.6)              (23.7)
                Inventories                                (7.7)               14.9
                Other current assets                       83.8                30.3
                Accounts payable                           42.0               (25.3)
                Other current liabilities                  (7.0)               10.8
    Other                                                  (4.9)              (24.6)
                                                       --------              ------
Cash Provided by Operating Activities                     306.0               221.6

Investing Activities
  Capital expenditures                                   (303.0)             (237.3)
  Acquisitions                                         (1,201.2)             (276.8)
  Allowance for borrowed funds
   used during construction                                (6.4)               (4.3)
  Nuclear fuel                                            (21.7)              (13.7)
  Nuclear decommissioning trust                            (8.8)               (8.8)
  Other                                                    26.3               (24.6)
                                                       --------              ------
Cash Used in Investing Activities                      (1,514.8)             (565.5)

Financing Activities
  Issuance of common stock                                 50.4                36.8
  Issuance of long-term debt                               25.8               254.2
  Issuance of mandatorily redeemable
    trust preferred securities                              -                 193.7
  Retirement of long-term debt                            (24.2)              (18.4)
  Change in short-term debt                             1,204.2               (13.0)
  Dividends paid on common stock                          (93.5)              (90.6)
                                                       --------              ------
Cash Provided by Financing Activities                   1,162.7               362.7
                                                       --------              ------
Change in Cash and Cash Equivalents                       (46.1)               18.8

Cash and Cash Equivalents at Beginning of Period           73.5                16.6
                                                       --------              ------
Cash and Cash Equivalents at end of Period                $27.4               $35.4
  End of Period                                        ========              ======

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                   $111.8               $72.5
  Income taxes                                             35.2                66.8

The accompanying notes are an integral part of these financial statements.


                  WISCONSIN ENERGY CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8. Financial Statements and Supplementary Data in Wisconsin Energy's 1999 Annual Report on Form 10-K as well as in WICOR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy, have been included in the accompanying income statements and balance sheets. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative, however, of the results which may be expected for the year 2000 because of seasonal and other factors.

2. Due primarily to its recent acquisition of WICOR (see Note 3), Wisconsin Energy has modified certain income statement and balance sheet presentations effective with the second quarter of 2000. Prior year financial statement amounts have been reclassified to conform to their current year presentation.

3. On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of options and restricted shares valued at $37.1 million and the payment of $10.2 million in transaction costs. The Company also assumed approximately $300 million of existing WICOR debt. The cash purchase price of approximately
   $1.2 billion was funded with commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB 16") and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.
   In accordance with APB 16, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon an initial estimate of fair market value at the date of acquisition while approximately $835 million, including approximately $97 million of existing goodwill at WICOR, was recorded as goodwill and is being amortized over 40 years.
   Portions of the purchase price were identified by independent appraisers utilizing proven valuation procedures and techniques and are subject to adjustment as these estimates are refined and finalized.

   The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented. The pro forma amounts give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                Pro Forma
                                         Six Months Ended June 30
                                         ------------------------
Wisconsin Energy Corporation            2000                 1999
----------------------------         ----------           ----------
                                 (Millions of Dollars, Except Per Share Amounts)
Total Operating Revenues             $1,823.7             $1,625.3
Net Income                              $82.2               $103.9
Earnings Per Share:
  Basic                                 $0.68                $0.89
  Diluted                                0.68                 0.88

   For additional information related to the acquisition of WICOR, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" and "Liquidity and Capital Resources" in Part I of this report.

4. In June 2000, Wisvest signed a definitive agreement for the sale of its interest in SkyGen Energy Holdings LLC for approximately $250 million in cash in exchange for outstanding loans and associated interest receivable. The Company expects to record a pre-tax gain of approximately $90 million in the second half of 2000 as a result of this sale. Net assets held for sale in the amount of $156.5 million have been segregated as a current asset on the June 30, 2000 Consolidated Condensed Balance Sheet. In addition, Wisconsin Energy announced in May 2000 that it would sell approximately 80% of the assets of Wispark Corporation over the next 12 to 18 months. Specific Wispark assets that will be sold have not yet been identified. Wispark's assets currently have a total book value of approximately $325 million. For additional information concerning the anticipated sales of the SkyGen and Wispark assets, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" in Part I of this report.

5. In June 2000, Wisconsin Energy announced that its board of directors had authorized the repurchase of up to $200 million of its shares of common stock in the open market over the 18 months ended December 2001. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" in
   Part I of this report.

6. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Historically, Wisconsin Energy has had no items of other comprehensive income to report. However, as a result of its acquisition of WICOR on April 26, 2000, Wisconsin Energy has the following total comprehensive income related to its manufacturing segment for the six months ended June 30, 2000 and 1999:

                                        Six Months Ended June 30
Wisconsin Energy Corporation            ------------------------
    Comprehensive Income              2000                   1999
----------------------------       ----------             ----------
                                         (Millions of Dollars)
Net Earnings                          $80.7                 $102.4
Other Comprehensive Income:
 Currency Translation Adjustments       0.6                    -
                                      -----                 ------
Total Comprehensive Income            $81.3                 $102.4
                                      =====                 ======

7. Wisconsin Energy Corporation is a diversified holding company with subsidiaries in utility and non-utility businesses. On April 26, 2000, Wisconsin Energy completed its acquisition of WICOR, Inc., for $1.2 billion in cash, including related costs and expenses (see Note 3). Accounted for as a purchase, WICOR's results of energy and manufacturing operations have been included in the consolidated financial statements from the date of acquisition.

   Wisconsin Energy's reportable operating segments include a utility energy segment, a non-utility energy segment and a manufacturing segment. Wisconsin Energy has organized its reportable operating segments based in part upon the regulatory environment in which its utility subsidiaries operate. In addition, the segments are managed separately because each business requires different technology and marketing strategies. Intersegment sales and transfers are not significant.

   The utility energy segment primarily includes Wisconsin Energy's electric and natural gas operations. The electric operation engages in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas operation is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. The non-utility energy segment derives its revenues primarily from energy activities including independent power production, energy marketing, contract meter reading and related services. The manufacturing segment is responsible for the manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

   Summarized financial information concerning Wisconsin
   Energy's reportable operating segments for the three and six month periods ended June 30, 2000 and 1999 is shown in the following table.

                                 Reportable Operating Segments
                            ----------------------------------------
                                     Energy                            Other (a)
                            -------------------------                 Corporate &
Wisconsin Energy                                                      Reconciling       Total
  Corporation                 Utility     Non-Utility  Manufacturing  Eliminations  Consolidated
----------------             ----------   -----------  -------------  ------------  ------------
                                                   (Millions of Dollars)
    Three Months Ended
    ------------------
June 30, 2000
  Operating Revenues           $552.7       $81.3          $109.8         $11.2        $755.0
  Operating Income               88.6         0.2            12.4           0.9         102.1
  Net Earnings (Loss)            34.2         0.3             5.0          (9.4)         30.1
  Capital Expenditures           96.4        52.1             2.5          17.0         168.0

June 30, 1999
  Operating Revenues           $477.9       $55.8          $  -            $5.3        $539.0
  Operating Income (Loss)       100.7         8.3             -            (0.9)        108.1
  Net Earnings (Loss)            49.1         2.6             -            (2.8)         48.9
  Capital Expenditures          106.1         2.8             -            22.4         131.3


     Six Months Ended
     ----------------
June 30, 2000
  Operating Revenues         $1,102.4      $150.5          $109.8         $20.3      $1,383.0
  Operating Income (Loss)       211.5        (1.7)           12.4          (0.9)        221.3
  Net Earnings (Loss)            93.5        (4.0)            5.0         (13.8)         80.7
  Capital Expenditures          186.9        69.8             2.5          43.8         303.0

  Total Assets               $6,315.7      $741.2          $805.9        $548.2      $8,411.0

June 30, 1999
  Operating Revenues         $1,014.6       $69.8          $  -           $11.3      $1,095.7
  Operating Income (Loss)       208.6         4.3             -            (0.7)        212.2
  Net Earnings (Loss)           105.7        (0.6)            -            (2.7)        102.4
  Capital Expenditures          188.3         2.9             -            46.1         237.3

  Total Assets               $4,877.5      $529.0          $  -          $410.1      $5,816.6

(a) Other includes all other non-utility activities, primarily non-utility real estate investment and development and non-utility investment in recycling technology.



ITEM 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a diversified holding company primarily with subsidiaries in a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or "the Company" refer to the holding company and all of its subsidiaries.

See Note 2 above in Item 1. Financial Statements - "Notes to Financial Statements" for information concerning the reclassification to current year presentation of certain amounts in Wisconsin Energy's prior year financial statements. See
Note 3 above in Item 1. Financial Statements - "Notes to Financial Statements" as well as "Factors Affecting Results of Operations" and "Liquidity and Capital Resources" below in this item for information concerning Wisconsin Energy's April 26, 2000 acquisition of WICOR, Inc. This business combination was accounted for as a purchase, and, therefore, is reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted in "Factors Affecting Results of Operations" and "Cautionary Factors."


           RESULTS OF OPERATIONS - 2000 SECOND QUARTER

EARNINGS

During the second quarter of 2000, Wisconsin Energy's consolidated net income and diluted earnings per share of common stock decreased to $30.1 million and $0.25 per diluted share, respectively, compared with $48.9 million and $0.42 per diluted share, respectively, during the second quarter of 1999. Between the comparative periods, earnings decreased as a result of changes in the following:

                                            Three Months Ended June 30
                                            --------------------------
Wisconsin Energy Corporation Earnings      Amount             Per Share
-------------------------------------      ------             ---------
                                        ($ Millions)          (Diluted)
Total - 1999 Second Quarter                $48.9                $0.42

Increase (Decrease) Due To Change In:
  Utility Energy Segment Earnings (a)      (11.4)               (0.10)
  Non-Utility Energy Segment Earnings       (2.3)               (0.02)
  Manufacturing Segment Earnings (a)         7.8                 0.06
  Other (a)                                 (1.0)                 -
  WICOR Merger-Related Costs (b)           (11.9)               (0.10)
  Shares Outstanding                         -                  (0.01)
                                           -----                -----
                                           (18.8)               (0.17)
                                           -----                -----
Total - 2000 Second Quarter                $30.1                $0.25
                                           =====                =====

(a) Net of applicable tax benefits, excludes a total of $11.9 million ($0.10 per share) of WICOR merger-related interest and goodwill amortization expenses of which $3.5 million is attributable to the utility segment, $2.8 million is attributable to the manufacturing segment and $5.6 million is attributable to other.

(b) Total WICOR merger-related costs of $17.7 million including $14.5 million ($8.7 million net of tax or $0.07 per share) of interest expense and $3.2 million ($0.03 per share) of goodwill amortization expense.

An analysis of contributions to earnings by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility energy segment earnings decreased $14.9 million between the second quarter of 2000 and the second quarter of 1999, $6.5 million of which is attributable to Wisconsin Gas Company, acquired as part of the acquisition of WICOR on April 26, 2000. Due to the seasonality of the gas heating business, Wisconsin Gas normally incurs losses in the spring and summer months and records earnings in the fall and winter months. Excluding interest expense and goodwill related to the WICOR merger, Wisconsin Gas posted a net loss of $3 million during the months of May and June 2000. As described in further detail below, earnings for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company, declined $8.4 million between the comparative periods.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's utility energy segment between the second quarter of 1999 and the second quarter of 2000.

                                                      Three Months Ended June 30
                                   ----------------------------------------------------------------
                                                          Increase (Decrease)
                                                  -----------------------------------
Wisconsin Energy Corporation                  Wisconsin
   Utility Energy Segment         1999         Gas (a)       Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                                         (Millions of Dollars)
Operating Revenues:
 Electric Utility                $424.4        $ -            $10.9           $10.9        $435.3
 Gas Utility                       49.5         47.5           14.9            62.4         111.9
 Other Utility                      4.0          0.1            1.4             1.5           5.5
                                 ------        -----          -----          ------        ------
Total Operating Revenues          477.9         47.6           27.2            74.8         552.7
Fuel and Purchased Power          112.5          -              7.4             7.4         119.9
Cost of Gas Sold                   27.7         29.1           11.7            40.8          68.5
                                 ------        -----          -----          ------        ------
  Gross Margin                    337.7         18.5            8.1            26.6         364.3
Other Operating Expenses:
 Other Operation & Maintenance    165.0         14.1            2.7            16.8         181.8
 Depreciation, Decommissioning
  and Amortization                 54.8          8.1           13.0            21.1          75.9
 Property and Revenue Taxes        17.2          0.8            -               0.8          18.0
                                 ------        -----          -----          ------        ------
  Operating Income                100.7         (4.5)          (7.6)          (12.1)         88.6
Other Income, Net                   2.8         (0.2)          (0.9)           (1.1)          1.7
Financing Costs                    28.4          4.6            0.9             5.5          33.9
                                 ------        -----          -----          ------        ------
  Income Before Income Taxes       75.1         (9.3)          (9.4)          (18.7)         56.4
Income Taxes                       26.0         (2.8)          (1.0)           (3.8)         22.2
                                 ------        -----          -----          ------        ------
Net Earnings                      $49.1        ($6.5)         ($8.4)         ($14.9)        $34.2
                                 ======        =====          =====          ======        ======

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas Company, a subsidiary of WICOR, subsequent to consummation of the merger on April 26, 2000.

(b) Other includes Wisconsin Electric Power Company, Edison Sault Electric Company and consolidating adjustments and eliminations between the utilities.


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Excluding Wisconsin
Gas, other operation and maintenance expenses increased by $2.7 million during the second quarter of 2000 compared to the second quarter of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include $3.1 million of higher power generation expenses, $3.0 million of higher electric distribution expenses and $2.5 million of higher customer account expenses, offset in part by a $3.3 million decline in customer service expenses and $2.3 million of lower administrative and general expenses.

Power generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric in anticipation of the summer cooling season. During the same period, electric distribution expenses were higher due to increased forestry and maintenance activity, and customer account expenses grew primarily due to higher bad debt expenses.

Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized, and administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for Year 2000 technology issues.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $13.0 million higher during the second quarter of 2000 compared with the second quarter of 1999. Contributing to the comparative increase in expenses, at the end of 1999, Wisconsin Electric completed amortizing a monthly credit to depreciation for pre-1991 contributions in aid of construction, which reduced depreciation expense by $5.7 million during the second quarter of 1999. Higher average depreciable plant during the second quarter of 2000 also contributed to an increase in depreciation expense.

INCOME TAXES:   The effective income tax rate increased in the
second quarter of 2000 as compared with the prior year due to the ending of the amortization of pre-1991 contributions in aid of construction as described above under the subcaption
"Depreciation, Decommissioning and Amortization Expenses."


Electric Utility Revenues, Gross Margins and Sales

During the second quarter of 2000, Wisconsin Energy's total electric utility operating revenues increased by $10.9 million or 2.6% compared to the second quarter of 1999, and gross margin on electric utility operating revenues (electric utility operating revenues less fuel and purchased power expenses) increased by $3.5 million or 1.1%. Wisconsin Energy attributes this growth in part to a 1.7% interim electric retail rate increase in the Wisconsin jurisdiction that became effective in early April 2000 significantly offset by a weather-related 0.4% decrease in total electric energy sales. The change in gross margin between the comparative periods also reflects higher fuel and fixed costs during the second quarter of 2000 associated with long-term purchased power contracts into which Wisconsin Electric has entered. For additional information concerning the status of Wisconsin Electric's interim electric retail rate increase, see
Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

The following table compares Wisconsin Energy's electric utility operating revenues, gross margins and electric utility energy sales during the second quarter of 2000 with similar information for the second quarter of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                     Three Months Ended June 30          Three Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
 Electric Utility Operations      2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues:
 Residential                     $139.8      $138.6        0.9%      1,749.7     1,751.9      (0.1%)
 Small Commercial/Industrial      135.9       130.8        3.9%      2,075.4     2,009.9       3.3%
 Large Commercial/Industrial      120.6       116.9        3.2%      3,010.2     2,999.4       0.4%
 Other-Retail/Municipal            15.2        13.6       11.8%        419.2       364.7      14.9%
 Resale-Utilities                  16.2        17.9       (9.5%)       503.1       660.8     (23.9%)
 Other-Operating Revenues           7.6         6.6       15.2%          -           -         -
                                 ------      ------                  -------     -------
Total Operating Revenues          435.3       424.4        2.6%      7,757.6     7,786.7      (0.4%)
Fuel and Purchased Power:                                            =======     =======
 Fuel                              75.5        75.3        0.3%
 Purchased Power                   44.4        37.2       19.4%
                                 ------      ------
Total Fuel and Purchased Power    119.9       112.5        6.6%
                                 ------      ------
Gross Margin                     $315.4      $311.9        1.1%
                                 ======      ======
Weather - Degree Days (a):
 Heating (961 Normal)                                                  952         875         8.8%
 Cooling (167 Normal)                                                  160         182       (12.1%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Compared to the second quarter of 1999, electric energy sales decreased during the second quarter of 2000 primarily due to cooler weather and lower opportunity sales. Growth in the average number of residential, small commercial/industrial and other retail/municipal customers between the comparative periods significantly offset the effects of weather on total electric energy sales. Sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, decreased 0.5% during the second quarter of 2000. Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers grew by 0.6%.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the second quarter of 2000, Wisconsin Energy's total gas utility operating revenues increased by $62.4 million or 126.1% compared to the second quarter of 1999, and gross margin on gas utility operating revenues (gas operating revenues less cost of gas sold) increased by $21.6 million or 99.1%. Of these changes, $47.5 million of the increase in total gas utility operating revenues and $18.3 million of the increase in gross margin were attributable to Wisconsin Gas Company. Excluding Wisconsin Gas, Wisconsin Energy's total gas utility operating revenues increased by $14.9 million and gross margin on gas utility operating revenues increased by $3.3 million. Significantly higher per unit gas costs during the second quarter of 2000 primarily drove the increase in operating revenues, while a 3.1% interim gas retail rate increase at Wisconsin Electric that became effective in early April 2000 contributed to the increase in operating revenues and gross margin. For additional information concerning the status of the interim gas retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in
Part II of this report.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustment mechanism that does not impact gross margin. For further information about the purchased gas adjustment mechanism, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

                                            Gross Margin                      Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations        2000 (a)     1999       % Change    2000 (a)     1999       % Change
----------------------------     --------    ------      --------    --------    ------      --------
                                 (Millions of Dollars)                 (Millions, Except
                                                                         Degree Days)
Operating Revenues:
 Residential                      $53.5       $22.8       134.6%       72.5        43.7        65.9%
 Commercial/Industrial             26.7         9.7       175.3%       46.2        26.6        73.7%
 Interruptible                      2.6         1.1       136.4%        5.2         3.9        33.3%
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          82.8        33.6       146.4%      123.9        74.2        67.0%
 Transported Customer-Owned Gas     6.8         2.7       151.9%      143.2        75.6        89.4%
 Transported-Interdepartmental      0.6         0.6         -          14.6        17.4       (16.1%)
 Other-Operating Revenues          21.7        12.6        72.2%        -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues          111.9        49.5       126.1%      281.7       167.2        68.5%
Cost of Gas Sold                   68.5        27.7       147.3%      =====       =====
                                  -----       -----
Gross Margin                      $43.4       $21.8        99.1%
                                  =====       =====
Weather - Degree Days (b):
  Heating (961 Normal)                                                952         875           8.8%

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas Company subsequent to consummation of the merger on April 26, 2000. For further information concerning WICOR gas utility operations during the comparative periods, see "Pro Formal Gas Utility Revenues, Gross
     Margins and Therm Deliveries" below.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

To provide further insight into gas utility operations, the following table compares pro forma gas utility operating revenues, gross margins and therm deliveries during the second quarters of 2000 and 1999 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1999.

                                                               Pro Forma
                                   ------------------------------------------------------------------
                                            Gross Margin                      Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)                   (Millions)
Operating Revenues:
 Residential                      $82.5       $63.4        30.1%      111.3       105.8         5.2%
 Commercial/Industrial             38.7        26.3        47.1%       65.8        61.4         7.2%
 Interruptible                      3.5         3.4         2.9%        7.1         9.5       (25.3%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales         124.7        93.1        33.9%      184.2       176.7         4.2%
 Transported Customer-Owned Gas     8.7         7.3        19.2%      185.3       182.0         1.8%
 Transported-Interdepartmental      0.6         0.6         -          14.6        17.4       (16.1%)
 Other-Operating Revenues          18.2        23.8       (23.5%)       -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues          152.2       124.8        22.0%      384.1       376.1         2.1%
Cost of Gas Sold                   92.7        70.3        31.9%      =====       =====
                                  -----       -----
Gross Margin                      $59.5       $54.5         9.2%
                                  =====       =====


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Non-utility energy segment earnings decreased $2.3 million between the second quarter of 2000 and the second quarter of 1999. Excluding the WICOR non-utility energy companies, which were acquired on April 26, 2000, non-utility energy earnings declined $2.4 million between the comparative periods primarily due to an extended scheduled outage from March through early May 2000 at one of Wisvest-Connecticut, LLC's power plants, which increased purchased power as well as maintenance expenses. A $5.5 million pre-tax gain during the second quarter of 2000 on the sale to a third party of certain contractual rights to combustion turbines, included in Other Income, Net, partially offset the decline in non-utility energy segment earnings.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the second quarter of 1999 and the second quarter of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                     Three Months Ended June 30
                                  ----------------------------------------------------------------
                                                         Increase (Decrease)
Wisconsin Energy Corporation                     -----------------------------------
 Non-Utility Energy Segment       1999         WICOR (a)     Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                               (Millions of Dollars, Except Statistics)
Operating Revenues:
 Independent Power Production     $36.1        $ -            ($1.8)          ($1.8)        $34.3
 Energy Marketing, Trading &
  Services                         16.8         19.8           (3.0)           16.8          33.6
 Other                              2.9          0.1           10.4            10.5          13.4
                                  -----        -----          -----           -----         -----
Total Operating Revenues           55.8         19.9            5.6            25.5          81.3
Fuel and Purchased Power           34.8          -              8.3             8.3          43.1
Cost of Gas Sold                    -           17.1            -              17.1          17.1
Cost of Goods Sold                  -            1.8            -               1.8           1.8
                                  -----        -----          -----           -----         -----
  Gross Margin                     21.0          1.0           (2.7)           (1.7)         19.3
Other Operating Expenses           12.7          0.8            5.6             6.4          19.1
                                  -----        -----          -----           -----         -----
  Operating Income                  8.3          0.2           (8.3)           (8.1)          0.2
Other Income, Net                   1.3          -              7.1             7.1           8.4
Financing Costs                     5.4          0.1            2.5             2.6           8.0
                                  -----        -----          -----           -----         -----
  Income Before Income Taxes        4.2          0.1           (3.7)           (3.6)          0.6
Income Taxes                        1.6          -             (1.3)           (1.3)          0.3
                                  -----        -----          -----           -----         -----
Net Earnings                       $2.6         $0.1          ($2.4)          ($2.3)         $0.3
                                  =====        =====          =====           =====         =====

Statistics
 Independent Power Production:
   Electric Megawatt-Hour
    Sales (Thousands)             940.3          -             (1.7)           (1.7)        938.6

 Energy Marketing, Trading &
  Services:
   Electric Megawatt-Hour
    Sales (Thousands)             361.5          -             20.7            20.7         382.2
   Gas Therm Sales (Millions)       -           34.6            -              34.6          34.6

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy Services and Field Tech, subsidiaries of WICOR, subsequent to consummation of the merger on April 26, 2000.

(b)  Other consists primarily of Wisvest.


MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

Manufacturing segment earnings increased $5.0 million between the second quarter of 2000 and the second quarter of 1999, all of which is attributable to the acquisition of WICOR on April 26, 2000. Prior to the acquisition, Wisconsin Energy did not have a manufacturing segment. Excluding interest expense and goodwill related to the WICOR merger, the manufacturing segment posted net earnings of $7.8 million during the months of May and June 2000. The following table summarizes the contribution to Wisconsin Energy's earnings by the manufacturing segment during the second quarter of 2000.

      Wisconsin Energy Corporation                  Three Months Ended
        Manufacturing Segment (a)                     June 30, 2000
  -------------------------------------             ------------------
Operating Revenues (b):
 Domestic                                                 $83.9
 International                                             25.9
                                                          -----
Total Operating Revenues                                  109.8
Cost of Goods Sold                                         76.0
                                                          -----
    Gross Margin                                           33.8
Other Operating Expenses                                   21.4
                                                          -----
    Operating Income                                       12.4
Other Income, Net                                           0.1
Financing Costs                                             3.6
                                                          -----
    Income Before Income Taxes                              8.9
Income Taxes                                                3.9
                                                          -----
Net Earnings                                               $5.0
                                                          =====

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to consummation of the merger on April 26, 2000.

(b) For further pro forma information concerning manufacturing segment revenues and gross margin during the comparative periods, see "Manufacturing Segment Pro Forma Revenues and Gross Margin" below.


Pro Forma Manufacturing Segment Revenues and Gross Margin

To provide further insight, the following table reconciles the change in pro forma revenues and gross margin by the manufacturing segment between the second quarter of 1999 and the second quarter of 2000 as if the manufacturing segment had been part of Wisconsin Energy since January 1, 1999.

                                                      Pro Forma
                                              Three Months Ended June 30
                                   ------------------------------------------------
Wisconsin Energy Corporation                              Increase
 Manufacturing Gross Margin          1999                (Decrease)          2000
----------------------------       --------            --------------      --------
                                                     (Millions of Dollars)
Operating Revenues:
 Domestic                            $100.1               $19.4              $119.5
 International                         37.9                (0.3)               37.6
                                     ------               -----              ------
Total Operating Revenues              138.0                19.1               157.1
Cost of Goods Sold                     95.8                14.5               110.3
                                     ------               -----              ------
    Gross Margin                      $42.2                $4.6               $46.8
                                     ======               =====              ======


            RESULTS OF OPERATIONS - 2000 YEAR-TO-DATE

EARNINGS

During the first six months of 2000, Wisconsin Energy's consolidated net income and diluted earnings per share of common stock decreased to $80.7 million and $0.67 per diluted share, respectively, compared with $102.4 million and $0.88 per diluted share, respectively, during the first six months of 1999. Between the comparative periods, earnings decreased as a result of changes in the following:

                                             Six Months Ended June 30
                                           ----------------------------
Wisconsin Energy Corporation Earnings      Amount             Per Share
-------------------------------------      ------             ---------
                                        ($ Millions)          (Diluted)
Total - 1999 Year-To-Date                  $102.4               $0.88

Increase (Decrease) Due To Change In:
  Utility Energy Segment Earnings (a)        (8.7)              (0.07)
  Non-Utility Energy Segment Earnings        (3.4)              (0.03)
  Manufacturing Segment Earnings (a)          7.8                0.06
  Other (a)                                  (5.5)              (0.04)
  WICOR Merger-Related Costs (b)            (11.9)              (0.10)
  Shares Outstanding                          -                 (0.03)
                                           ------               -----
                                            (21.7)              (0.21)
                                           ------               -----
Total - 2000 Year-To-Date                   $80.7               $0.67
                                           ======               =====

(a) Net of applicable tax benefits, excludes a total of $11.9 million ($0.10 per share) of WICOR merger-related interest and goodwill amortization expenses of which $3.5 million is attributable to the utility segment, $2.8 million is attributable to the manufacturing segment and $5.6 million is attributable to other.

(b) Total WICOR merger-related costs of $17.7 million including $14.5 million ($8.7 million net of tax or $0.07 per share) of interest expense and $3.2 million ($0.03 per share) of goodwill amortization expense.


An analysis of contributions to earnings by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility energy segment earnings decreased $12.2 million during the first six months of 2000 when compared to the first six months of 1999, $6.5 million of which is attributable to Wisconsin Gas Company as a result of the seasonality of the gas heating business and the timing of the acquisition of Wisconsin Gas in April 26, 2000. Excluding interest expense and goodwill related to the WICOR merger, Wisconsin Gas posted a net loss of $3 million during the months of May and June 2000. As described in further detail below, earnings for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company, declined $5.7 million between the comparative periods.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's utility energy segment between the first half of 1999 and the first half of 2000.

                                                       Six Months Ended June 30
                                   ----------------------------------------------------------------
                                                          Increase (Decrease)
                                                  -----------------------------------
Wisconsin Energy Corporation                  Wisconsin
   Utility Energy Segment         1999         Gas (a)       Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                                         (Millions of Dollars)
Operating Revenues:
 Electric Utility                 $830.9       $ -            $28.3           $28.3         $859.2
 Gas Utility                       171.4        47.5           11.5            59.0          230.4
 Other Utility                      12.3         0.1            0.4             0.5           12.8
                                 -------       -----          -----          ------        -------
Total Operating Revenues         1,014.6        47.6           40.2            87.8        1,102.4
Fuel and Purchased Power           218.2         -             11.3            11.3          229.5
Cost of Gas Sold                    96.6        29.1           12.1            41.2          137.8
                                 -------       -----          -----          ------        -------
  Gross Margin                     699.8        18.5           16.8            35.3          735.1
Other Operating Expenses:
 Other Operation & Maintenance     340.4        14.1          (10.1)            4.0          344.4
 Depreciation, Decommissioning
  and Amortization                 116.4         8.1           18.8            26.9          143.3
 Property and Revenue Taxes         34.4         0.8            0.7             1.5           35.9
                                 -------       -----          -----          ------        -------
  Operating Income                 208.6        (4.5)           7.4             2.9          211.5
Other Income, Net                   11.5        (0.2)          (7.6)           (7.8)           3.7
Financing Costs                     57.0         4.6            1.7             6.3           63.3
                                 -------       -----          -----          ------        -------
  Income Before Income Taxes       163.1        (9.3)          (1.9)          (11.2)         151.9
Income Taxes                        57.4        (2.8)           3.8             1.0           58.4
                                 -------       -----          -----          ------        -------
Net Earnings                      $105.7       ($6.5)         ($5.7)         ($12.2)         $93.5
                                 =======       =====          =====          ======        =======

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas Company, a subsidiary of WICOR, subsequent to consummation of the merger on April 26, 2000.

(b) Other includes Wisconsin Electric Power Company, Edison Sault Electric Company and consolidating adjustments and eliminations between the utilities.


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Excluding Wisconsin
Gas, other operation and maintenance expenses decreased by $10.1 million during the first half of 2000 compared to the first half of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include a $12.4 million decline in nuclear non-fuel expenses and a $7.0 million decline in customer service expenses offset in part by $5.5 million of higher power generation expenses and $3.2 million of higher electric distribution expenses.

Nuclear non-fuel expenses were lower during the first six months of 2000 as a result of continued progress on various performance improvement initiatives. During the same period, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized.

Power generation expenses increased primarily due to differences in the scope and timing of scheduled maintenance outages for various facilities at Wisconsin Electric in anticipation of the summer cooling season. Between the comparative periods, electric distribution expenses were higher due to increased forestry and maintenance activity.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $18.8 million higher during the first six months of 2000 compared with the first six months of 1999. Contributing to the comparative increase in expenses, at the end of 1999, Wisconsin Electric completed amortizing a monthly credit to depreciation for pre-1991 contributions in aid of construction, which reduced depreciation expense by $11.4 million during the first half of 1999. Higher average depreciable plant during the first six months of 2000 also contributed to an increase in depreciation expense.

OTHER INCOME, NET:   Net other income was $7.8 million lower
between the comparative periods primarily due to the gain on the sale of certain properties at Wisconsin Electric during the first half of 1999.

INCOME TAXES:   The effective income tax rate increased in the
first half of 2000 as compared with the prior year due to the ending of the amortization of pre-1991 contributions in aid of construction as described above under the subcaption "Depreciation, Decommissioning and Amortization Expenses."


Electric Utility Revenues, Gross Margins and Sales

During the first six months of 2000, Wisconsin Energy's total electric utility operating revenues increased by $28.3 million or 3.4% compared to the same period during 1999, and gross margin on electric utility operating revenues increased by $17.0 million or 2.8%. Wisconsin Energy attributes this growth in part to higher total electric energy sales during 2000 and to a 1.7% interim electric retail rate increase in the Wisconsin jurisdiction that became effective in early April 2000. The change in gross margin between the comparative periods also reflects an $11.3 million or 5.2% increase in total fuel and purchased power expenses due in large part to higher generation required to supply the growth in total electric energy sales during the first half of 2000 and to higher fuel and fixed costs associated with long-term purchased power contracts into which Wisconsin Electric has entered. For additional information concerning the status of Wisconsin Electric's interim electric retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in
Part II of this report.

The following table compares Wisconsin Energy's electric utility operating revenues, gross margins and electric utility energy sales during the first six months of 2000 with similar information for the first six months of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                      Six Months Ended June 30            Six Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
 Electric Utility Operations      2000        1999       % Change      2000        1999      % Change
----------------------------     ------      ------      --------     ------      ------     --------
                                 (Millions of Dollars)                 (Thousands, Except
                                                                         Degree Days)
Operating Revenues:
 Residential                     $287.5      $280.8        2.4%       3,648.6     3,594.1      1.5%
 Small Commercial/Industrial      264.5       255.7        3.4%       4,119.1     4,014.3      2.6%
 Large Commercial/Industrial      234.0       229.8        1.8%       5,869.6     5,807.3      1.1%
 Other-Retail/Municipal            29.9        26.9       11.2%         843.9       731.1     15.4%
 Resale-Utilities                  29.6        26.9       10.0%       1,066.2     1,033.1      3.2%
 Other-Operating Revenues          13.7        10.8       26.9%           -           -         -
                                 ------      ------                  --------    --------
Total Operating Revenues          859.2       830.9        3.4%      15,547.4    15,179.9      2.4%
Fuel and Purchased Power:                                            ========    ========
 Fuel                             150.7       146.1        3.1%
 Purchased Power                   78.8        72.1        9.3%
                                 ------      ------
Total Fuel and Purchased Power    229.5       218.2        5.2%
                                 ------      ------
Gross Margin                     $629.7      $612.7        2.8%
                                 ======      ======
Weather - Degree Days (a):
 Heating (4,332 Normal)                                               3,883       4,110       (5.5%)
 Cooling (167 Normal)                                                   161         182      (11.5%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Compared with the same period during 1999, electric energy sales increased 2.4% during the first half of 2000 primarily due to growth in the average number of residential, small commercial/industrial and other retail/municipal customers and, to a lesser extent, due to higher use per large commercial/industrial customer. Cooler weather between the comparative periods offset some of the growth in electric energy sales. Sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, decreased 1.4% during the first half of 2000. Excluding these mine customers, total electric energy sales between the comparative periods grew by 2.8% and sales to the remaining large commercial/industrial customers grew by 1.8%.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the first six months of 2000, Wisconsin Energy's total gas utility operating revenues increased by $59.0 million or 34.4% compared with the same period during 1999, and gross margin on gas utility operating revenues increased by $17.8 million or 23.8%. Of these changes, $47.6 million of the increase in total gas utility operating revenues and $18.4 million of the increase in gross margin were attributable to Wisconsin Gas Company. Excluding Wisconsin Gas, Wisconsin Energy's total gas utility operating revenues increased by $11.4 million while gross margin on gas utility operating revenues decreased by $0.6 million. Significantly higher per unit gas costs during the first half of 2000 primarily drove the increase in operating revenues. In addition, a weather-related decrease in higher margin residential and commercial/industrial retail gas sales during the winter months of 2000 offset the impact on operating revenues and gross margin of a 3.1% interim gas retail rate increase at Wisconsin Electric that became effective in early April 2000. For additional information concerning the status of the interim gas retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustments mechanism that does not impact gross margin. For further information about the purchased gas adjustment mechanism, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

                                            Gross Margin                      Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations        2000 (a)     1999       % Change    2000 (a)     1999       % Change
----------------------------     --------    ------      --------    --------    ------      --------
                                 (Millions of Dollars)                 (Millions, Except
                                                                         Degree Days)
Operating Revenues:
 Residential                      $131.7      $114.2       15.3%       212.1       195.4        8.5%
 Commercial/Industrial              68.4        57.2       19.6%       131.7       120.8        9.0%
 Interruptible                       4.0         3.4       17.6%         9.5        10.8      (12.0%)
                                  ------      ------                   -----       -----
   Total Retail Gas Sales          204.1       174.8       16.8%       353.3       327.0        8.0%
 Transported Customer-Owned Gas     12.1         6.5       86.2%       252.3       183.8       37.3%
 Transported-Interdepartmental       1.0         0.7       42.9%        22.7        21.7        4.6%
 Other-Operating Revenues           13.2       (10.6)     224.5%         -           -          -
                                  ------      ------                   -----       -----
Total Operating Revenues           230.4       171.4       34.4%       628.3       532.5       18.0%
Cost of Gas Sold                   137.8        96.6       42.7%       =====       =====
                                  ------      ------
Gross Margin                       $92.6       $74.8       23.8%
                                  ======      ======
Weather - Degree Days (b):
  Heating (4,332 Normal)                                             3,883       4,110         (5.5%)

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas Company subsequent to consummation of the merger on April 26, 2000. For further information concerning WICOR gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross
     Margins and Therm Deliveries" below.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

To provide further insight into gas utility operations, the following table compares pro forma gas utility operating revenues, gross margins and therm deliveries during the first six months of 2000 and 1999 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1999.

                                                               Pro Forma
                                       ----------------------------------------------------------
                                            Gross Margin                      Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)                     (Millions)
Operating Revenues:
 Residential                     $287.8      $283.2         1.6%       446.9       464.7       (3.8%)
 Commercial/Industrial            135.9       131.7         3.2%       257.4       275.3       (6.5%)
 Interruptible                      8.4         9.1        (7.7%)       19.8        26.4      (25.0%)
                                 ------      ------                  -------     -------
   Total Retail Gas Sales         432.1       424.0         1.9%       724.1       766.4       (5.5%)
 Transported Customer-Owned Gas    22.2        19.1        16.2%       458.4       450.5        1.8%
 Transported-Interdepartmental      0.9         0.7        28.6%        22.7        21.7        4.6%
 Other-Operating Revenues          (8.5)      (26.6)       68.0%         -           -          -
                                 ------      ------                  -------     -------
Total Operating Revenues          446.7       417.2         7.1%     1,205.2     1,238.6       (2.7%)
Cost of Gas Sold                  264.8       232.8        13.7%     =======     =======
                                 ------      ------
Gross Margin                     $181.9      $184.4        (1.4%)
                                 ======      ======


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Non-utility energy segment earnings decreased $3.4 million between the first six months of 2000 and the first six months of 1999. Excluding the WICOR non-utility energy companies, which were acquired on April 26, 2000, non-utility energy earnings declined $3.5 million between the comparative periods primarily due to an extended scheduled outage from March through early May 2000 at one of Wisvest-Connecticut, LLC's power plants, which increased purchased power as well as maintenance expenses. A $5.5 million pre-tax gain during the second quarter of 2000 on the sale to a third party of certain contractual rights to combustion turbines, included in Other Income, Net, partially offset the decline in non-utility energy segment earnings.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the first half of 1999 and the first half of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                      Six Months Ended June 30
                                  ----------------------------------------------------------------
                                                         Increase (Decrease)
Wisconsin Energy Corporation                     -----------------------------------
 Non-Utility Energy Segment       1999         WICOR (a)     Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                               (Millions of Dollars, Except Statistics)
Operating Revenues:
 Independent Power Production     $36.1        $ -            $30.0           $30.0         $66.1
 Energy Marketing, Trading &
  Services                         30.8         19.8           14.4            34.2          65.0
 Other                              2.9          0.1           16.4            16.5          19.4
                                  -----        -----          -----           -----         -----
Total Operating Revenues           69.8         19.9           60.8            80.7         150.5
Fuel and Purchased Power           49.5          -             44.3            44.3          93.8
Cost of Gas Sold                    -           17.1            -              17.1          17.1
Cost of Goods Sold                  -            1.8            -               1.8           1.8
                                  -----        -----          -----           -----         -----
  Gross Margin                     20.3          1.0           16.5            17.5          37.8
Other Operating Expenses           16.0          0.8           22.7            23.5          39.5
                                  -----        -----          -----           -----         -----
  Operating Income (Loss)           4.3          0.2           (6.2)           (6.0)         (1.7)
Other Income, Net                   2.5          -              9.0             9.0          11.5
Financing Costs                     7.4          0.1            8.3             8.4          15.8
                                  -----        -----          -----           -----         -----
  Income Before Income Taxes       (0.6)         0.1           (5.5)           (5.4)         (6.0)
Income Taxes                        -            -             (2.0)           (2.0)         (2.0)
                                  -----        -----          -----           -----         -----
Net Earnings (Loss)               ($0.6)        $0.1          ($3.5)          ($3.4)        ($4.0)
                                  =====        =====          =====           =====         =====

Statistics
 Independent Power Production:
   Electric Megawatt-Hour
     Sales (Thousands)            940.3          -            759.0           759.0       1,699.3

 Energy Marketing, Trading &
  Services:
   Electric Megawatt-Hour
     Sales (Thousands)          1,002.3          -           (271.3)         (271.3)        731.0
   Gas Therm Sales (Millions)       -           34.6            -              34.6          34.6

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy Services and Field Tech, subsidiaries of WICOR, subsequent to consummation of the merger on April 26, 2000.

(b)  Other consists primarily of Wisvest.


MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

The manufacturing segment was acquired by Wisconsin Energy as part of the acquisition of WICOR on April 26, 2000. Accounted for as a purchase, year-to-date earnings contributions from the manufacturing segment are the same as those reported above for the second quarter of 2000.


Pro Forma Manufacturing Segment Revenues and Gross Margin

To provide further insight, the following table reconciles the change in pro forma revenues and gross margin by the manufacturing segment between the first six months of 1999 and the first six months of 2000 as if the manufacturing segment had been part of Wisconsin Energy since January 1, 1999.

                                                      Pro Forma
                                                Six Months Ended June 30
                                   ------------------------------------------------
Wisconsin Energy Corporation                              Increase
 Manufacturing Gross Margin          1999                (Decrease)          2000
----------------------------       --------            --------------      --------
                                                     (Millions of Dollars)
Operating Revenues:
 Domestic                            $184.7               $40.1              $224.8
 International                         70.3                 4.2                74.5
                                     ------               -----              ------
Total Operating Revenues              255.0                44.3               299.3
Cost of Goods Sold                    178.8                31.9               210.7
                                     ------               -----              ------
    Gross Margin                      $76.2               $12.4               $88.6
                                     ======               =====              ======


             FACTORS AFFECTING RESULTS OF OPERATIONS

ACQUISITION OF WICOR, INC.

On April 26, 2000, Wisconsin Energy acquired all of the outstanding common shares of WICOR, Inc., for approximately
$1.2 billion in cash including related fees and expenses. Approximately $300 million of WICOR debt remained outstanding following the acquisition. The business combination, which was funded through the issuance of commercial paper, was accounted for as a purchase, and the excess of the purchase price over the fair value of net assets and liabilities assumed was recorded as approximately $835 million of goodwill.

WICOR is a diversified holding company with two principal business groups: energy services and pump manufacturing. Wisconsin Energy is undertaking a thorough review of WICOR's operations and studying the manner in which the operations of the two companies can best be optimized. The Company intends to take such actions as a result of this review as may be deemed appropriate under the circumstances including the potential combination of the gas utility operations of Wisconsin Electric with WICOR's wholly-owned natural gas distribution subsidiary, Wisconsin Gas Company. Wisconsin Energy anticipates recording a restructuring charge related to the WICOR merger during the second half of 2000. The Company currently intends to continue the primary business operations of WICOR and to continue to use the physical assets of such primary business operations for that purpose, while integrating such operations with its own.

As provided by the merger agreement, effective with the merger, George E. Wardeberg, the Chairman and Chief Executive Officer of WICOR, was elected as a director and appointed as Vice Chairman of the Board of Directors of Wisconsin Energy. Willie D. Davis, an outside director of WICOR, was also elected to the Wisconsin Energy Board of Directors.

For additional information related to the acquisition of WICOR, see "Liquidity and Capital Resources" below in this item as well as Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report.


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


INDUSTRY RESTRUCTURING AND COMPETITION

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN:   On June 3,
2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002. As directed by the Michigan Public Service Commission, utilities such as Wisconsin Electric and Edison Sault are required to submit choice implementation plans by October 1, 2000. Revenue during 1999 from electric retail customers of Wisconsin Energy in the state of Michigan were approximately $140 million, representing 6.8% of total utility operating revenues and 8.1% of total electric utility operating revenues. Since Wisconsin Electric and Edison Sault believe that their power supply costs are and will be below prevailing market costs, the companies are not expecting many of their Michigan customers to switch to alternative power suppliers in January of 2002.


NUCLEAR MATTERS

NUCLEAR MANAGEMENT COMPANY:   As previously reported, all
participants in the Nuclear Management Company, including Wisconsin Electric, filed applications with the Nuclear Regulatory Commission to transfer applicable nuclear generating unit authority under their operating licenses to the Nuclear Management Company. This application was approved on May 15, 2000. The Nuclear Management Company assumed operating responsibility for Point Beach Nuclear Plant with the transfer of operating authority under the operating licenses on August 7, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated as well as financial responsibility for the plant's safe operation, maintenance and decommissioning.

USED NUCLEAR FUEL STORAGE & DISPOSAL:   As previously reported,
Wisconsin Electric estimates that it currently has sufficient temporary used fuel storage capacity to continue operating Point Beach Nuclear Plant until the Spring of 2005. In May 2000, Wisconsin Electric applied to the Public Service Commission of Wisconsin for authority to load additional temporary used fuel dry storage casks beyond the twelve that are currently authorized. The application requests authorization for additional used fuel casks to operate Point Beach Units 1 and 2 to the end of their current operating licenses of 2010 and 2013, respectively. Wisconsin Electric anticipates that the Public Service Commission of Wisconsin will issue an order on the application by the end of the fourth quarter of 2000.

See Item 1. Legal Proceedings - "Other Matters" in Part II of this report for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the Department of Energy to begin permanently removing used fuel from Point Beach by January 31, 1998.


UTILITY RATES AND REGULATORY MATTERS

2000/2001 TEST YEARS:   See Item 1. Legal Proceedings - "Utility
Rates and Regulatory Matters" in Part II of this report for information concerning an application that Wisconsin Electric filed with the Public Service Commission of Wisconsin in September 1999 requesting incremental price relief as well as for information concerning a related interim order received in April 2000.

PURCHASED GAS ADJUSTMENT MECHANISM:   See Item 1. Legal
Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report for information concerning a common gas cost recovery mechanism for Wisconsin Electric's gas operations and for Wisconsin Gas Company required by the Public Service Commission of Wisconsin as a condition of its approval of Wisconsin Energy's merger with WICOR.


ENVIRONMENTAL MATTERS

NON-UTILITY AIR QUALITY MATTERS:   As previously reported, the
Connecticut legislature was considering legislation that would have imposed air quality restrictions on Wisvest-Connecticut, LLC's Bridgeport Harbor Station and New Haven Harbor Station in addition to those air quality restrictions required by current federal and state law. On May 3, 2000, the Connecticut legislature adjourned without enacting any legislation on this subject. Subsequently, on May 17, 2000, the Governor of the state of Connecticut issued an Executive Order to the Connecticut Department of Environmental Protection which directed the Connecticut Department of Environmental Protection to develop new standards to reduce nitrogen oxide ("NOx") and sulfur dioxide ("SO2") emissions and that compliance include market-based mechanisms to meet required reductions. Final regulations are anticipated by December 31, 2000.


2000 OUTLOOK

EARNINGS:   Previously, Wisconsin Energy had projected that its
2000 earnings would be in the range of $1.65 to $1.85 per share. Based upon the results of operations through June 2000, and assuming normal weather during the remainder of the year, Wisconsin Energy now projects that its 2000 earnings will be in the range of $1.50 to $1.70 per share. The Company's adjusted earnings projection for 2000 does not reflect a potential restructuring charge during the second half of 2000 related to the WICOR merger nor potential gains on the sale of certain non-utility assets, including sale of Wisvest's investment in SkyGen Energy Holdings LLC, during the second half of 2000. Wisconsin Energy expects third quarter 2000 earnings to be below historical earnings levels due to the seasonality of the gas utility business and due to higher interest and goodwill amortization expenses as a result of the WICOR merger. However, the Company anticipates fourth quarter 2000 earnings to reflect the benefits of the Wisconsin Gas' heating season. Subject to the many variables which can affect such a projection, earnings in 2001 are expected to increase from these levels reflecting a full year of earnings contributions from WICOR and from merger-related savings. For additional information concerning the WICOR merger, see "Factors Affecting Results of Operations - Acquisition of WICOR, Inc.," above in this item. For additional information concerning anticipated sales of certain non-utility assets, see "Liquidity and Capital Resources" below in this item.

The adjusted earnings projections for 2000 include or assume, among other factors, the effects of: unusually warm weather during the first quarter of 2000 and unusually cool weather during the second quarter of 2000; goodwill amortization and interest charges associated with the WICOR merger; absence of WICOR's results from January through April 26, 2000; increased purchased power costs; increased interest costs due to higher than projected interest rates; normal operations of Wisconsin Energy and all of its subsidiaries, including WICOR and its subsidiaries, during the remainder of 2000; and a recently announced stock buy-back program described in below in "Liquidity and Capital Resources" in this item.

These earnings projections are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; the timing and extent of realization of anticipated net cost savings from the WICOR merger; regulatory decisions; disposition of legal proceedings; and foreign governmental, economic, political and currency risk. See "Cautionary Factors" below in this item.


MARKET RISKS

INTEREST RATE RISK:   As previously reported, Wisconsin Energy
financed the acquisition of WICOR through $1.2 billion of short-term debt in the form of commercial paper issued in the institutional private placement market. As a result, future short-term interest expense and payments will reflect a higher borrowing level as well as future short-term interest rates. Based upon an actual weighted average interest rate of 6.59% as of July 31, 2000, Wisconsin Energy would incur an annual incremental interest expense of $79.1 million on the $1.2 billion of short-term debt issued to acquire WICOR. A 1/8 percent change in the interest rate would increase or decrease annual interest expense by approximately $1.5 million.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
totaled $306.0 million at Wisconsin Energy during the first six months of 2000 compared with $221.6 million during the same period in 1999.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $1.5 billion at Wisconsin Energy during the first half of 2000 compared to $565.5 million during the same period in 1999.

Wisconsin Energy's consolidated investing activities during the first six months of 2000 included the $1.2 billion acquisition of WICOR as well as $303.0 million for the acquisition or construction of new or improved facilities of which $174.6 million was for a number of projects related to utility plant at Wisconsin Electric, $69.7 million was for non-utility energy projects at Wisvest and $42.4 million was for non-utility real estate development activities by Wispark. During 2000, Wisconsin Electric recorded $21.7 million for the acquisition of nuclear fuel and $8.8 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Wisconsin Energy received net proceeds of $26.3 million during the first half of 2000 on the disposition of various other investments including $15.0 million at Wisvest for the sale of certain generating turbine investments and $16.0 million at Wispark for the sale of various real estate investments.

Wisconsin Energy's consolidated investing activities during the first six months of 1999 included a $276.8 million acquisition of two fossil-fueled power plants in the state of Connecticut by a subsidiary of Wisvest.

FINANCING ACTIVITIES:   During the first half of 2000, Wisconsin
Energy received $1.2 billion of net cash from financing activities compared to a net of $362.7 million during the first half of 1999.

During the first six months of 2000, Wisconsin Energy issued approximately 2.6 million new shares of common stock primarily which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $50.4 million. Also during the six months ended June 30, 2000, Wisvest obtained $13.0 million from an unsecured long-term working capital loan, and Wispark secured $12.8 million of bank financing in the form of adjustable rate mortgage notes due 2000-2003 to finance the construction or purchase of various facilities. During the six months ended June 30, 2000, Wisconsin Energy increased its short-term debt in the form of commercial paper by $1.2 billion to finance the acquisition of WICOR. Also during the first half of 2000, Wisconsin Energy paid
$93.5 million of dividends on its common stock.

CAPITAL REQUIREMENTS AND RESOURCES:   Capital requirements during
the remainder of 2000 are expected to be principally for construction expenditures and for other investments, for long and short-term debt maturity and sinking fund requirements, for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and for the repurchase of a portion of the outstanding shares of Wisconsin Energy common stock. Wisconsin Energy's total consolidated construction and other investment budget for the remainder of 2000 is approximately $388 million.

These cash requirements are expected to be met through a combination of the following possible resources: internal sources of funds from operations, short-term borrowings, the issuance of intermediate or long-term debt, the issuance of additional trust preferred securities, and proceeds from the sale of new-issue common stock under certain of Wisconsin Energy's stock plans and proceeds from the sale of certain non-utility assets and investments. The amount and timing of any capital market financing has not been determined and will depend on market conditions and other factors.

Wisconsin Energy funded the April 26, 2000 acquisition of WICOR, Inc., through issuance in the institutional private placement market of $1.2 billion of commercial paper with a weighted average effective interest rate of 6.09%. As a result of refinancing some short-term debt which has matured since the merger, the weighted average interest rate for this commercial paper was 6.59% as of July 31, 2000. Wisconsin Energy arranged for two new bank back-up credit facilities to provide credit support for the issuance of Wisconsin Energy's commercial paper: a $1.0 billion 364-day bank back-up credit facility and a $500 million three-year bank back-up credit facility. In addition, approximately $300 million of WICOR debt remains outstanding.

The following table shows Wisconsin Energy's consolidated capitalization structure at June 30, 2000.

                                               June 30, 2000
                                         --------------------------
                                           (Millions of Dollars)
Common Equity                       $2,080.0              32.0%
Preferred Stock                         30.4               0.5%
Trust Preferred Securities             200.0               3.1%
Long - Term Debt (Including
  current maturities)                2,359.4              36.4%
Short - Term Debt                    1,816.1              28.0%
                                    --------             ------
                                    $6,485.9             100.0%
                                    ========             ======


For additional information related to the acquisition of WICOR, see "Factors Affecting Results of Operations" above in this item as well as Item 1. Financial Statements - "Notes to Financial
Statements" in Part I of this report.

Currently, Wisconsin Energy is conducting a strategic assessment of its portfolio of non-utility assets. The Company may make further investments and/or acquisitions from time to time in projects or entities that are expected to provide a satisfactory return on the investment, or it may sell certain non-utility assets or investments. As a result, the Company expects that its future long-term capital requirements as well as its capital resources may continue to vary from historical levels.

As previously reported, Wisconsin Electric has agreed to join the American Transmission Company LLC by contributing electric utility transmission assets in exchange for an equity interest in the new company. Transfer of these electric transmission system assets, with a net book value of approximately $200 million, is expected to occur by January 1, 2001. Shortly following transfer of the assets, the American Transmission Company LLC is expected to issue debt and distribute cash back to Wisconsin Electric in an amount equal to approximately 50% of the net book value of the assets transferred.

On May 11, 2000, Wisconsin Energy announced that certain assets of its non-utility real estate development company, Wispark Corporation, would be sold over the next 12 to 18 months. Wispark Corporation's assets currently have a book value of approximately $325 million, and Wisconsin Energy expects to sell approximately 80% of these assets. Proceeds from the sale will be used to pay down the Company's corporate debt.

As previously reported, Wisvest Corporation has previously advanced $141.4 million to SkyGen Energy Holdings LLC in the form of $111.4 million in loans convertible to minority equity ownership in SkyGen and $30 million in short-term loans secured by combustion turbines associated with SkyGen power projects. In June 2000, Wisvest signed a definitive agreement for the sale of its interest in SkyGen to Calpine Corporation. Pursuant to the definitive agreement, Wisvest will receive $220 million in exchange for the convertible loans and associated interest receivable and additionally will receive repayment of the $30 million turbine loan plus related interest receivable. Wisconsin Energy anticipates a pre-tax gain of approximately
$90 million ($0.45 per share after tax) as a result of this sale. The transaction, which is expected to close in the second half of 2000, is subject to Calpine and SkyGen obtaining necessary regulatory approvals.

In connection with execution of the definitive agreement, Wisconsin Energy agreed to provide a $125 million short-term bridge loan and guarantee facility to SkyGen. The facility is comprised of $80 million in revolving loans and $45 million in guarantees. Wisconsin Energy advanced $35 million of revolving loans in June 2000 and an additional $20 million on July 31, 2000. Wisconsin Energy issued a $45 million guaranty on behalf of SkyGen on July 3, 2000. All principal and interest related to revolving loans will be repaid and Wisconsin Energy will be released from the guarantee upon the earlier of the sale of SkyGen to Calpine or December 31, 2000.

On June 27, 2000, the Company announced that its board of directors had authorized the repurchase of up to $200 million of its shares of common stock in the open market over the 18 months ended December 2001. The repurchase program would represent a reduction of approximately 8% or 9.8 million of Wisconsin Energy's outstanding shares as of the market close on June 26, 2000. Proceeds from asset sales, funds from internal working capital and funds raised through the issuance of commercial paper are expected to be the primary sources used to fund this common stock repurchase program.

In April 2000, in conjunction with consummation of Wisconsin Energy's acquisition of WICOR, Moody's Investors Service ("Moody's") assigned a general corporate rating of A1 to Wisconsin Energy and maintained its ratings of the debt securities of Wisconsin Energy and Wisconsin Electric. Duff & Phelps Inc. ("D&P"), reaffirmed its long-term credit ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation as well as its short-term rating of Wisconsin Electric, but lowered its long-term credit ratings of Wisconsin Electric. Fitch Investors Service ("Fitch") assigned initial credit ratings for Wisconsin Energy, Wisconsin Energy Capital Corporation, WEC Capital Trust I trust preferred securities and Wisconsin Electric commercial paper and reaffirmed its long-term ratings of Wisconsin Electric. Also in April 2000, Standard & Poors Corporation ("S&P") lowered its ratings on Wisconsin Energy and Wisconsin Energy's subsidiaries except for the short-term ratings of Wisconsin Electric, which were reaffirmed. In conjunction with its debt rating adjustments at the end of April 2000, S&P removed all long-term ratings on Wisconsin Energy and its subsidiaries from credit watch with negative implications, assigning a negative outlook.

In June 1999, S&P and Moody's confirmed the ratings of securities of Wisconsin Gas following the June 28, 1999 announcement that Wisconsin Energy would acquire WICOR. In April 2000, S&P revised the outlook on Wisconsin Gas from stable to negative and Fitch assigned initial credit ratings for Wisconsin Gas.

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

Wisconsin Gas Company
  Commercial Paper                         A-1+           P-1             -             F1+
  Senior Unsecured Debt                    AA-            Aa2             -             AA-

Wisconsin Energy Capital Corporation
  Unsecured Debt                           A+             A1              A+             A+

WEC Capital Trust I
  Trust Preferred Securities               A-             a1              A              A


At June 30, 2000, Wisconsin Energy had $1.9 billion of unused lines of bank credit on a consolidated basis, including the additional $1.5 billion of back-up credit bank lines in April 2000 it obtained in conjunction with its acquisition of WICOR.

                              *****

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report as well as Item 1. Legal Proceedings in Part II of this report.


                       CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.


OPERATING, FINANCIAL AND INDUSTRY FACTORS

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Restrictions imposed by various financing arrangements and regulatory requirements on the ability of its subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

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

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.


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

Wisconsin Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

For information concerning additional interest rate risk at Wisconsin Energy Corporation as a result of its acquisition of WICOR, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of this report. For information concerning other market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations
- Market Risks" in Part II of Wisconsin Energy's 1999 Annual Report on Form 10-K as well as Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of WICOR's 1999 Annual Report on Form 10-K.




                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of Wisconsin Energy's 1999 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended
March 31, 2000. The following should also be read in conjunction with Item 3. Legal Proceedings in Part I of WICOR's 1999 Annual Report on Form 10-K.


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

In December 1999, in order to stop the post-judgment accrual of interest at 12% per annum during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of "Deferred Charges and Other
Assets - Other" on the condensed balance sheet, to the Clerk of Circuit Court for Milwaukee County representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that it had no insurance coverage for the punitive damage award. The Circuit Court held hearings on the sanctions issue in February 2000. On April 27, 2000, the Circuit Court Judge issued a ruling on the sanctions matter, imposing the following sanctions against Wisconsin
Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to its appeal of the judgment entered on the jury's verdict, Wisconsin Electric is appealing the Judge's ruling on the sanctions matter.

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

As a further development, Wisconsin Energy Corporation, in May and June 2000, respectively, received letters from two separate shareholders demanding that the Company bring a derivative suit for alleged injuries to shareholders resulting from the Giddings & Lewis / City of West Allis litigation. In accordance with Wisconsin law, the Board of Directors of Wisconsin Energy has created a special committee of independent directors, which has retained independent counsel to assist it, to investigate the allegations raised in the shareholder letters and determine whether a derivative action should be brought.


              UTILITY RATES AND REGULATORY MATTERS

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

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until the summer of 2000. Wisconsin Electric withdrew its request to implement performance-based prices because some elements of the proposed performance-based price plan were not compatible with the Public Service Commission of Wisconsin's approval of the Company's merger with WICOR. The Public Service Commission of Wisconsin has proceeded to review Wisconsin Electric's 2000/2001 test year data as a traditional cost of service rate request. As a result, Wisconsin Electric anticipates that interim and final rates could recover higher cost of service expenses included in the 2000/2001 test year data as well as provide an increase in income available to stockholders to the extent that higher utility plant investments increase the total approved rate base.

On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which is subject to potential refund, became effective April 11, 2000. Rates in the interim order, which are based on a 12.2% return on common equity, will be in effect until superceded by a final order establishing new rates.

The Public Service Commission of Wisconsin finished hearing testimony on April 26, 2000 on Wisconsin Electric's original September 1999 application and has made certain preliminary determinations not yet finalized in a rate order indicating the possibility of additional electric retail price increases effective in the third quarter of 2000 and again on January 1, 2001 as well as increases in gas rates that are less than the interim rates noted above. Wisconsin Electric will know the magnitude of any rate changes when an anticipated final order is issued in the third quarter of 2000.

As a condition of its approval of Wisconsin Energy's merger with WICOR, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze that becomes effective on January 1, 2001 concurrent with any second step rate changes included in the final order on the 2000/2001 test years.

PURCHASED GAS ADJUSTMENT MECHANISM:   As a result of the
acquisition of WICOR by Wisconsin Energy, the Public Service Commission of Wisconsin required a common purchased gas adjustment clause for Wisconsin Electric's gas operations and for Wisconsin Gas Company. In a filing on April 17, 2000, Wisconsin Gas requested to make several modifications to its existing incentive gas cost recovery mechanism and to extend the recovery mechanism for another three year term starting November 1, 2000. On May 23, 2000, Wisconsin Electric filed with the Public Service Commission of Wisconsin a request to change from its existing modified dollar for dollar recovery mechanism to the same incentive mechanism used by Wisconsin Gas and also requested approval of a common purchased gas adjustment clause with Wisconsin Gas. The requested effective date for changing to the incentive gas cost recovery mechanism is November 1, 2000. The Public Service Commission of Wisconsin held hearings on the requested changes on August 9, 2000. Wisconsin Electric anticipates receiving an order during the fourth quarter of 2000. Under the incentive gas cost recovery mechanism, most purchased gas costs will be subject to an incentive with the possibility of a gain or loss which will be shared between ratepayers and shareholders.


                          OTHER MATTERS

USED NUCLEAR FUEL STORAGE & DISPOSAL:   On August 24, 1999,
Wisconsin Electric filed a petition for review and for writ of mandamus in the United States Court of Appeals for the District of Columbia Circuit seeking both monetary and non-monetary relief under its Standard Contract with the Department of Energy as a result of their failure to comply with their unconditional obligation under the Nuclear Waste Policy Act of 1982, as amended in 1987, to dispose of the used nuclear fuel at Point Beach Nuclear Plant. Wisconsin Electric requested a contract modification requiring the Department of Energy to provide storage casks for the used fuel, to take title of the used fuel when it is placed in dry storage at Point Beach and to reimburse Wisconsin Electric for costs incurred as a result of the Department of Energy's failure to comply with its obligations.
On October 12, 1999, the government filed a motion to dismiss Wisconsin Electric's petition for review on grounds of failure to exhaust administrative remedies and lack of jurisdiction. On October 25, 1999, Wisconsin Electric filed a response to the government's motion, asking the court to deny the motion. On
May 19, 2000, the Appeals Court granted the government's motion and dismissed Wisconsin Electric's petition for want of jurisdiction. Wisconsin Electric is considering pursuing other remedies against the Department of Energy.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2000 Annual Meeting of Stockholders held on June 27, 2000, the board of directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.

Election of Directors for Terms Expiring in 2003
------------------------------------------------

Name of Nominee                       For                       Withheld
---------------                    ---------                  ------------
John F. Bergstrom             86,627,443  (97.0%)           2,639,558  (3.0%)
Barbara L. Bowles             86,723,615  (97.2%)           2,543,386  (2.8%)
Willie D. Davis               86,794,187  (97.2%)           2,472,814  (2.8%)


Of 120,328,927 voting shares outstanding as of the April 20, 2000 record date for the annual meeting, 89,267,001 shares (74.2% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of directors whose terms as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated
April 28, 2000 with respect to the 2000 Annual Meeting of
Stockholders.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

   Exhibit No.
   -----------

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

   10.1 Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo effective July 18, 2000.

   27.1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 2000.

   27.2 Wisconsin Energy Corporation Reclassified Financial Data Schedule for the six months ended June 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.


(b)    REPORTS ON FORM 8-K

   On April 28, 2000, Current Report on Form 8-K dated as of April 26, 2000 was filed by Wisconsin Energy disclosing the consummation of Wisconsin Energy's acquisition of WICOR, Inc., an update on securities ratings, and the Circuit Court Judge's ruling on the sanctions matter relating to the Giddings & Lewis / City of West Allis lawsuit, and incorporating and filing as an exhibit WICOR's historical financial statements.

   On July 10, 2000, Wisconsin Energy filed Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated as of April 26, 2000, submitting certain historical financial statements of WICOR as well as submitting pro forma financial information required to be filed in connection with reporting of the WICOR merger.

   No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended June 30, 2000.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WISCONSIN ENERGY CORPORATION
                               ----------------------------
                                       (Registrant)

                         /s/ Paul Donovan
                         -----------------------------------
Date:  August 11, 2000   Paul Donovan, Senior Vice President,
                         Chief Financial Officer and duly
                         authorized officer




                 WISCONSIN ENERGY CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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

   10.1 Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo effective July 18, 2000.

   27.1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 2000.

   27.2 Wisconsin Energy Corporation Reclassified Financial Data Schedule for the six months ended June 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.