Form 10-Q
period 2000-09-30
WISCONSIN ENERGY CORP
filed 2000-11-14
CIK 783325

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended September 30, 2000



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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 31, 2000):


Common Stock, $.01 Par Value  120,995,273 shares outstanding.



                           WISCONSIN ENERGY CORPORATION
                         --------------------------------

             FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

       Consolidated Condensed Statement of Cash Flows...........................

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

OTHER:   Other non-utility operating subsidiaries of Wisconsin
Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies and Wispark LLC. ("Wispark"), formerly Wispark Corporation, which develops and invests in real estate. Among other companies, "Other" also includes Wisconsin Energy Corporation, the parent holding company, as well as Wisconsin Energy Capital Corporation, which engages in investing and financing activities.

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



                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   WISCONSIN ENERGY CORPORATION
                             CONSOLIDATED CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                September 30                  September 30
                                         -------------------------     --------------------------
                                             2000          1999            2000           1999
                                         -----------    ----------     -----------     ----------
                                             (Millions of Dollars, Except Per Share Amounts)
Operating Revenues
  Utility energy                            $607.2         $522.4        $1,709.6       $1,537.0
  Non-utility energy                          98.2           60.8           248.7          130.6
  Manufacturing                              134.7            -             244.5            -
  Other                                       10.7            8.1            31.0           19.4
                                            ------         ------        --------       --------
      Total Operating Revenues               850.8          591.3         2,233.8        1,687.0
Operating Expenses
  Fuel and purchased power                   169.5          168.4           492.8          436.0
  Cost of gas sold                           105.9           22.5           260.8          119.1
  Cost of goods sold                          98.5            -             175.8            -
  Other operation and maintenance            233.0          174.8           643.1          535.7
  Depreciation, decommissioning
    and amortization                          88.0           64.1           243.4          185.6
  Property and revenue taxes                  21.2           19.0            61.9           55.9
                                            ------        -------        --------       --------
      Total Operating Expenses               716.1          448.8         1,877.8        1,332.3
                                            ------        -------        --------       --------
Operating Income                             134.7          142.5           356.0          354.7

Other Income and Deductions
  Interest income                              8.7            5.2            18.9           14.2
  Allowance for other funds
   used during construction                    0.5            0.7             2.4            3.1
  Other                                        6.4           (2.2)            9.5            0.1
                                            ------        -------        --------       --------
      Total Other Income
        and Deductions                        15.6            3.7            30.8           17.4

Financing Costs
  Interest expense                            71.2           37.9           174.3          107.5
  Allowance for borrowed funds
   used during construction                   (3.8)          (2.5)          (10.2)          (6.8)
  Distributions on preferred
   securities of subsidiary trust              3.5            3.5            10.3            7.1
  Preferred dividend requirement
   of subsidiary                               0.3            0.3             0.9            0.9
                                            ------        -------        --------       --------
      Total Financing Costs                   71.2           39.2           175.3          108.7
                                            ------        -------        --------       --------
Income Before Income Taxes                    79.1          107.0           211.5          263.4

Income Taxes                                  34.5           38.1            86.2           92.1
                                            ------        -------        --------       --------
Net Income                                   $44.6          $68.9          $125.3         $171.3
                                            ======        =======        ========       ========
Earnings Per Share of Common Stock
  Basic                                      $0.37          $0.59           $1.04          $1.47
  Diluted                                    $0.36          $0.59           $1.03          $1.47

Dividends Per Share of Common Stock          $0.39          $0.39           $1.17          $1.17

Average Outstanding Number of
  Shares of Common Stock (Millions)          121.9          117.3           120.7          116.6
  Diluted Shares (Millions)                  122.8          117.3           121.3          116.6

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                   September 30, 2000   December 31, 1999
                                                   ------------------   -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Utility energy                                       $6,766.7            $6,161.1
  Non-utility energy                                      223.9               199.0
  Manufacturing                                           113.0                 -
  Other                                                   174.6               351.0
  Accumulated provision for depreciation               (3,432.5)           (3,250.0)
                                                       --------            --------
                                                        3,845.7             3,461.1
  Construction work in progress                           269.2               174.8
  Leased facilities - net                                 123.1               127.3
  Nuclear fuel - net                                       87.9                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  4,325.9             3,846.6

Investments                                               838.3               950.3

Current Assets
  Cash and cash equivalents                                46.3                73.5
  Accounts receivable                                     507.2               242.3
  Accrued utility revenues                                114.4               134.6
  Materials, supplies and fossil fuel                     425.9               231.6
  Net assets held for sale                                387.3                 -
  Prepayments and other assets                            118.1               123.9
                                                       --------            --------
     Total Current Assets                               1,599.2               805.9

Deferred Charges and Other Assets
  Goodwill                                                909.5                57.8
  Accumulated deferred income taxes                       226.4               198.0
  Other                                                   707.7               374.5
                                                       --------            --------
     Total Deferred Charges and Other Assets            1,843.6               630.3
                                                       --------            --------
Total Assets                                           $8,607.0            $6,233.1
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock equity                                  $2,076.6            $2,007.8
  Preferred stock                                          30.4                30.4
  Company-obligated, mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company               200.0               200.0
  Long-term debt                                        2,290.6             2,134.6
                                                       --------            --------
     Total Capitalization                               4,597.6             4,372.8

Current Liabilities
  Long-term debt due currently                             64.6                69.1
  Short-term debt                                       2,003.7               507.5
  Accounts payable                                        292.7               174.0
  Accrued liabilities                                     209.2                99.7
  Other                                                   114.5                48.3
                                                       --------            --------
     Total Current Liabilities                          2,684.7               898.6

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       753.1               624.9
  Other                                                   571.6               336.8
                                                       --------            --------
     Total Deferred Credits and Other Liabilities       1,324.7               961.7
                                                       --------            --------
Total Capitalization and Liabilities                   $8,607.0            $6,233.1
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                        Nine Months Ended September 30
                                                        ------------------------------
                                                          2000                1999
                                                        ---------          -----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                             $125.3              $171.3
  Reconciliation to cash
    Depreciation, decommissioning
     and amortization                                     261.0               205.2
    Nuclear fuel expense - amortization                    22.5                20.3
    Deferred income taxes - net                            (7.1)               (8.6)
    Investment tax credit - net                            (3.3)               (3.4)
    Allowance for other funds
     used during construction                              (2.4)               (3.1)
    Change in - Accounts receivable                       (51.0)              (21.9)
                Inventories                               (68.4)               (9.8)
                Other current assets                       85.0                49.4
                Accounts payable                           29.3               (31.9)
                Other current liabilities                  20.4                30.2
    Other                                                  11.9                 4.0
                                                       --------              ------
Cash Provided by Operating Activities                     423.2               401.7

Investing Activities
  Capital expenditures                                   (462.0)             (382.4)
  Acquisitions                                         (1,233.3)             (276.8)
  Allowance for borrowed funds
   used during construction                               (10.2)               (6.8)
  Nuclear fuel                                            (31.4)              (16.0)
  Nuclear decommissioning trust                           (44.5)              (30.7)
  Other                                                    31.6               (68.1)
                                                       --------              ------
Cash Used in Investing Activities                      (1,749.8)             (780.8)

Financing Activities
  Issuance of common stock                                 71.1                54.0
  Issuance of long-term debt                               63.3               274.5
  Issuance of mandatorily redeemable
    trust preferred securities                              -                 193.7
  Repurchase of common stock                              (21.1)                -
  Retirement of long-term debt                            (34.9)              (79.1)
  Change in short-term debt                             1,362.1                97.2
  Dividends paid on common stock                         (141.1)             (136.3)
  Other                                                     -                  (1.4)
                                                       --------              ------
Cash Provided by Financing Activities                   1,299.4               402.6
                                                       --------              ------
Change in Cash and Cash Equivalents                       (27.2)               23.5

Cash and Cash Equivalents at
  Beginning of Period                                      73.5                16.6
                                                       --------              ------
Cash and Cash Equivalents at
  End of Period                                           $46.3               $40.1
                                                       ========              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                   $149.7              $106.2
  Income taxes                                             45.7               105.9

The accompanying notes are an integral part of these financial statements.


                  WISCONSIN ENERGY CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

GENERAL INFORMATION

1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8. Financial Statements and Supplementary Data in Wisconsin Energy's 1999 Annual Report on Form 10-K as well as in WICOR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative, however, of the results which may be expected for the entire year 2000 because of seasonal and other factors.

2. Due in part to its recent acquisition of WICOR (see Note 3), Wisconsin Energy has modified certain income statement and balance sheet presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation.


ACQUISITION OF WICOR, INC.

3. On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of options and restricted shares valued at $37.1 million and the payment of $10.2 million in transaction costs. The Company also assumed approximately $300 million of existing WICOR debt. The cash purchase price of approximately $1.2 billion was funded with commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB 16") and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. In accordance with APB 16, a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon an initial estimate of fair market value at the date of acquisition while approximately $835 million, including approximately $97 million of existing goodwill from WICOR, was recorded as goodwill and is being amortized over 40 years. Portions of the purchase price were identified by independent appraisers utilizing proven valuation procedures and techniques and are subject to adjustment as these estimates are refined and finalized.

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

                                                    Pro Forma
                                          Nine Months Ended September 30
                                         -------------------------------
Wisconsin Energy Corporation                2000                 1999
----------------------------             ----------           ----------
                                 (Millions of Dollars, Except Per Share Amounts)
Total Operating Revenues                 $2,669.1             $2,413.6
Net Income                                 $126.8               $156.6
Earnings Per Share
  Basic                                     $1.05                $1.34
  Diluted                                    1.04                 1.32

   For additional information related to the acquisition of WICOR, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" and "Liquidity and Capital Resources" in Part I of this report.


NET ASSETS HELD FOR SALE

4. During October 2000, the Company closed on the sale of its interest in SkyGen Energy Holdings, LLC which resulted in cash proceeds totaling approximately $332 million (including the repayment of short-term notes receivable and interest) and an estimated gain of $91 million ($54 million after tax or approximately $0.45 per share). In addition, Wisconsin Energy announced in May 2000 that it would sell approximately $260 million of the assets of Wispark LLC. over the following 12 to 18 months. During October 2000, the Company closed on the sale of approximately 20% of the Wispark portfolio that is anticipated to be sold.


COMMON EQUITY

5. In September 2000, the board of directors approved a modification to a common stock purchase plan originally authorized in June 2000. Wisconsin Energy now expects to purchase up to $400 million of its shares of common stock in the open market over the following 24 months. Through September 30, 2000 Wisconsin Energy purchased approximately
   1.1 million shares of common stock for $21.1 million. During October 2000, Wisconsin Energy purchased an additional
   0.9 million shares of common stock for $18.0 million.

   In addition, the board of directors authorized a reduction of Wisconsin Energy's quarterly common stock dividend in September 2000, effective December 1, 2000, from $0.39 per share (or $1.56 on an annualized basis) to $0.20 per share ($0.80 on an annualized basis).

   Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Historically, Wisconsin Energy has had no items of other comprehensive income to report. However, as a result of its acquisition of WICOR, Wisconsin Energy has the following total comprehensive income related to its manufacturing segment for the nine months ended September 30, 2000 and 1999:

                                      Nine Months Ended September 30
Wisconsin Energy Corporation          ------------------------------
    Comprehensive Income                 2000                1999
----------------------------          ----------          ----------
                                         (Millions of Dollars)
Net Earnings                            $125.3              $171.3
Other Comprehensive Income
  Currency Translation
    Adjustments                           (1.2)                -
                                        ------              ------
Total Comprehensive Income              $124.1              $171.3
                                        ======              ======


ACCOUNTING PRONOUNCEMENTS

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133")," which has been amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133," and by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133." FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Energy is in the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. Through this process, the Company has identified a limited number of both financial and physical commodity contracts that meet the definition of a derivative under FAS 133 in its electric and natural gas utility operations as well as in its non-regulated energy operations. These contracts are used to manage Wisconsin Energy's exposure to commodity price and interest rate volatility. While a number of derivatives have been identified, the inventory process is not yet complete and the fair market values of all derivatives identified have not been determined. Consequently, Wisconsin Energy has not completed an assessment of the implications of adopting
   FAS 133 at this time. Wisconsin Energy expects to implement FAS 133 on January 1, 2001.


SEGMENT INFORMATION

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

   The utility energy segment primarily includes Wisconsin Energy's electric and natural gas utility operations. The electric utility operation engages in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility operation is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. The non-utility energy segment derives its revenues primarily from energy activities including independent power production, energy marketing, contract meter reading and related services. The manufacturing segment is responsible for the manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

   Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and nine month periods ended September 30, 2000 and 1999 is shown in the following table. Current year information is not comparable with the prior year due to the operating results of the WICOR subsidiaries and the allocation of merger-related costs (principally interest and goodwill amortization expense) to the operating segments.

                                 Reportable Operating Segments
                             --------------------------------------
                                     Energy                            Other (a)
                             -----------------------                  Corporate &
Wisconsin Energy                                                      Reconciling       Total
  Corporation                 Utility     Non-Utility  Manufacturing  Eliminations  Consolidated
----------------             ----------   -----------  -------------  ------------  ------------
                                                   (Millions of Dollars)
    Three Months Ended
    ------------------
September 30, 2000
  Operating Revenues           $607.2       $98.2          $134.7         $10.7        $850.8
  Operating Income (Loss)       113.6        13.2             9.8          (1.9)        134.7
  Net Earnings (Loss)            45.2         9.9             1.9         (12.4)         44.6
  Capital Expenditures           95.8        38.7             7.4          17.1         159.0

September 30, 1999
  Operating Revenues           $522.4       $60.8          $  -            $8.1        $591.3
  Operating Income              125.7        15.5             -             1.3         142.5
  Net Earnings (Loss)            63.2         6.8             -            (1.1)         68.9
  Capital Expenditures           83.0        19.9             -            39.2         142.1


    Nine Months Ended
    -----------------
September 30, 2000
  Operating Revenues         $1,709.6      $248.7          $244.5         $31.0      $2,233.8
  Operating Income (Loss)       325.1        11.5            22.2          (2.8)        356.0
  Net Earnings (Loss)           138.7         5.9             6.9         (26.2)        125.3
  Capital Expenditures          282.7       108.5             9.9          60.9         462.0

  Total Assets               $6,395.9      $763.5          $823.4        $624.2      $8,607.0

September 30, 1999
  Operating Revenues         $1,537.0      $130.6          $  -           $19.4      $1,687.0
  Operating Income              334.3        19.8             -             0.6         354.7
  Net Earnings (Loss)           168.9         6.2             -            (3.8)        171.3
  Capital Expenditures          271.3        25.8             -            85.3         382.4

  Total Assets               $4,879.5      $605.0          $  -          $447.8      $5,932.3

(a) Other includes all other non-utility activities, primarily non-utility real estate investment and development and non-utility investment in recycling technology as well as corporate interest.



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


           RESULTS OF OPERATIONS - 2000 THIRD QUARTER

EARNINGS

Primarily due to costs related to the acquisition of WICOR, Wisconsin Energy's consolidated net income and diluted earnings per share of common stock decreased from $68.9 million and $0.59 per share, respectively, during the third quarter of 1999 to $44.6 million and $0.36 per share, respectively, during the third quarter of 2000. Between the comparative periods, net earnings decreased as a result of changes in the following:

                                                    Three Months Ended September 30
                                   ------------------------------------------------------------------
                                               Amount                    Diluted Earnings Per Share
                                   ------------------------------    ----------------------------------
      Net Earnings Summary        Excluding     Merger                Excluding    Merger
  Wisconsin Energy Corporation   Merger Costs  Costs (a)    Total    Merger Costs Costs (a)     Total
  ----------------------------   ------------  ---------    -----    ------------ ---------     -----
                                       (Millions of Dollars)
Total - 1999 Third Quarter         $68.9       $  -          $68.9     $0.59        $  -        $0.59

Increase (Decrease) Due To
 Change In
  Utility Energy Segment
   Earnings                        (12.7)       (5.3)        (18.0)    (0.11)       (0.04)      (0.15)
  Non-Utility Energy Segment
   Earnings                          3.1          -            3.1      0.03           -         0.03
  Manufacturing Segment
   Earnings                          6.1        (4.2)          1.9      0.05        (0.04)       0.01
  Other (b)                         (3.1)       (8.2)        (11.3)    (0.03)       (0.07)      (0.10)
  Shares Outstanding                 -            -            -       (0.02)          -        (0.02)
                                   -----      ------         -----     -----       ------       -----
                                    (6.6)      (17.7)        (24.3)    (0.08)       (0.15)      (0.23)
                                   -----      ------         -----     -----       ------       -----
Total - 2000 Third Quarter         $62.3      ($17.7)        $44.6     $0.51       ($0.15)      $0.36
                                   =====      ======         =====     =====       ======       =====

(a) Total WICOR merger-related costs of $25.2 million ($17.7 million net of tax) include $20.3 million ($12.8 million net of tax or $0.11 per share) of interest expense and $4.9 million ($4.9 million net of tax or $0.04 per share) of goodwill amortization expense.

(b) Excluding merger costs, the decline in "Other" net earnings can be primarily attributed to losses during 2000 by Minergy Corp. and Wispark LLC.

An analysis of contributions to earnings by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility energy segment earnings decreased by $18.0 million between the third quarter of 2000 and the third quarter of 1999, $12.5 million of which is attributable to Wisconsin Gas Company, acquired as part of the acquisition of WICOR. Due to the seasonality of the gas heating business, Wisconsin Gas normally incurs losses in the spring and summer months and records earnings in the fall and winter months. Excluding interest and goodwill amortization expenses related to the WICOR merger, Wisconsin Gas posted a net loss of $7.2 million during the third quarter of 2000 compared to a pro forma net loss of $6.0 million during the third quarter of 1999. As described in further detail below, earnings for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company, declined $5.5 million between the comparative periods primarily because higher depreciation, decommissioning and amortization expenses offset a $7.1 million increase in electric gross margin that was limited by cooler weather and by higher fuel and purchased power expenses during the third quarter of 2000.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's utility energy segment between the third quarter of 1999 and the third quarter of 2000.

                                                    Three Months Ended September 30
                                   ----------------------------------------------------------------
                                                          Increase (Decrease)
                                                  -----------------------------------
Wisconsin Energy Corporation                  Wisconsin
   Utility Energy Segment         1999         Gas (a)       Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                                         (Millions of Dollars)
Operating Revenues
 Electric Utility                $477.3        $ -            $12.6           $12.6        $489.9
 Gas Utility                       41.7         65.9            6.9            72.8         114.5
 Other Utility                      3.4          0.2           (0.8)           (0.6)          2.8
                                 ------        -----          -----          ------        ------
Total Operating Revenues          522.4         66.1           18.7            84.8         607.2
Fuel and Purchased Power          136.7          -              5.3             5.3         142.0
Cost of Gas Sold                   22.5         42.3            7.4            49.7          72.2
                                 ------        -----          -----          ------        ------
  Gross Margin                    363.2         23.8            6.0            29.8         393.0
Other Operating Expenses
 Other Operation & Maintenance    160.2         21.6           (1.7)           19.9         180.1
 Depreciation, Decommissioning
  and Amortization                 60.0         12.0            8.7            20.7          80.7
 Property and Revenue Taxes        17.3          1.2            0.1             1.3          18.6
                                 ------        -----          -----          ------        ------
  Operating Income                125.7        (11.0)          (1.1)          (12.1)        113.6
Other Income, Net                   2.0          -              1.6             1.6           3.6
Financing Costs                    29.0          7.6            1.4             9.0          38.0
                                 ------        -----          -----          ------        ------
  Income Before Income Taxes       98.7        (18.6)          (0.9)          (19.5)         79.2
Income Taxes                       35.5         (6.1)           4.6            (1.5)         34.0
                                 ------        -----          -----          ------        ------
Net Earnings                      $63.2       ($12.5)         ($5.5)         ($18.0)        $45.2
                                 ======        =====          =====          ======        ======

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas, a subsidiary of WICOR, subsequent to the merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Excluding Wisconsin
Gas, other operation and maintenance expenses decreased by $1.7 million during the third quarter of 2000 compared to the third quarter of 1999. The most significant changes in other operation and maintenance expenses include $2.6 million of higher non-fuel fossil generation expenses and $3.0 million of higher electric distribution expenses offset by a $3.4 million decline in customer service expenses and $3.1 million of lower administrative and general expenses.

Non-fuel fossil generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric. Electric distribution expenses were higher due to increased forestry and maintenance activity. Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized. Administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for the Year 2000 and for other technology matters.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $8.7 million higher during the third quarter of 2000 compared with the third quarter of 1999.
Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction at a rate which reduced annual depreciation expense by $22.8 million. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $5.7 million during the third quarter of 1999. Higher average depreciable plant during the third quarter of 2000 also contributed to an increase in depreciation expense.

INCOME TAXES:   The effective income tax rate increased in the
third quarter of 2000 as compared with the prior year primarily due to the end of amortization of pre-1991 contributions in aid of construction as described above.


Electric Utility Revenues, Gross Margins and Sales

During the third quarter of 2000, Wisconsin Energy's total electric utility operating revenues increased by $12.6 million or 2.6% compared to the third quarter of 1999. Gross margin on electric utility operating revenues (electric utility operating revenues less fuel and purchased power expenses) increased by $7.2 million or 2.1%. Wisconsin Energy attributes this growth in part to interim and final electric retail rate increases that became effective in early April 2000 and on August 31, 2000, respectively. For additional information concerning these rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. The third quarter of 2000 was 30% cooler than the third quarter of 1999 which significantly reduced higher margin residential electric sales during the third quarter of 2000.

The change in gross margin between the comparative periods also reflects higher fuel and purchased power costs. Wisconsin Energy was able to limit its increase in fuel costs to $0.6 million or 0.7% by changing its mix of generation from high cost natural gas-fired generation to lower cost coal-fired generation during the third quarter of 2000. However, purchased power expenses grew by $4.8 million or 9.6% due to higher fixed costs during the third quarter of 2000 associated with long-term purchased power contracts.

The following table compares Wisconsin Energy's electric utility operating revenues, gross margins and electric utility energy sales during the third quarter of 2000 with similar information for the third quarter of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                  Three Months Ended September 30     Three Months Ended September 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
 Electric Utility Operations      2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues
 Residential                     $155.7      $157.4       (1.1%)     1,962.8     2,051.3      (4.3%)
 Small Commercial/Industrial      147.7       141.1        4.7%      2,307.4     2,245.3       2.8%
 Large Commercial/Industrial      125.5       117.8        6.5%      3,149.0     2,924.6       7.7%
 Other-Retail/Municipal            18.4        16.6       10.8%        448.4       429.0       4.5%
 Resale-Utilities                  35.1        38.5       (8.8%)       810.8       973.6     (16.7%)
 Other-Operating Revenues           7.5         5.9       27.1%          -           -         -
                                 ------      ------                  -------     -------
Total Operating Revenues          489.9       477.3        2.6%      8,678.4     8,623.8       0.6%
Fuel and Purchased Power                                             =======     =======
 Fuel                              86.4        85.7        0.8%
 Purchased Power                   54.8        50.0        9.6%
                                 ------      ------
Total Fuel and Purchased Power    141.2       135.7        4.1%
                                 ------      ------
Gross Margin                     $348.7      $341.6        2.1%
                                 ======      ======
Weather - Degree Days (a)
 Heating (153 Normal)                                                    184         122      50.8%
 Cooling (509 Normal)                                                    395         570     (30.7%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


During the third quarter of 2000, total electric energy sales increased by 0.6% compared with the third quarter of 1999 due to a 77.2% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers decreased by 2.4% and total electric sales decreased by 2.8%. Growth in the average number of residential, small commercial/industrial and other retail/municipal customers between the comparative periods offset some of the effects on total electric energy sales and operating revenues of significantly cooler weather during the third quarter of 2000. As measured by cooling degree days, the third quarter of 2000 was 30.7% cooler than the third quarter of 1999 and 22.4% cooler than normal.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the third quarter of 2000, Wisconsin Energy's total gas utility operating revenues increased by $72.8 million or 174.6% compared to the third quarter of 1999. Gross margin on gas utility operating revenues (gas operating revenues less cost of gas sold) increased by $23.1 million or 120.3%. Of these changes, $65.9 million of the increase in total gas utility operating revenues and $23.6 million of the increase in gross margin were attributable to Wisconsin Gas.

Excluding Wisconsin Gas, Wisconsin Energy's total gas utility operating revenues increased by $6.9 million while gross margin on gas utility operating revenues decreased by $0.5 million. Significantly higher per unit gas costs during the third quarter of 2000 as well as interim and final retail gas rate increases that became effective in early April 2000 and on August 31, 2000, respectively, contributed to the increase in operating revenues. However, gross margin declined primarily due to a decrease in interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during the third quarter of 2000. For additional information concerning the rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

Comparative gas utility operating revenues, gross margins and gas utility therm deliveries during the reporting periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustment mechanism that does not impact gross margin.

                                            Gross Margin                      Therm Deliveries
                                  Three Months Ended September 30     Three Months Ended September 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations        2000 (a)     1999       % Change    2000 (a)     1999       % Change
----------------------------     --------    ------      --------    --------    ------      --------
                                 (Millions of Dollars)                 (Millions, Except
                                                                         Degree Days)
Operating Revenues
 Residential                      $47.9       $16.7       186.8%       56.1        24.4       129.9%
 Commercial/Industrial             22.8         7.4       208.1%       34.4        14.7       134.0%
 Interruptible                      3.1         0.8       287.5%        5.1         2.0       155.0%
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          73.8        24.9       196.4%       95.6        41.1       132.6%
 Transported Customer-Owned Gas     7.4         3.4       117.6%      161.5        73.6       119.4%
 Transported-Interdepartmental      0.4         0.8       (50.0%)      10.3        26.0       (60.4%)
 Other-Operating Revenues          32.9        12.6       161.1%        -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues          114.5        41.7       174.6%      267.4       140.7        90.0%
Cost of Gas Sold                   72.2        22.5       220.9%      =====       =====
                                  -----       -----
Gross Margin                      $42.3       $19.2       120.3%
                                  =====       =====
Weather - Degree Days (b)
  Heating (153 Normal)                                                  184         122        50.8%

(a) Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries" below.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares pro forma gas utility operating revenues, gross margins and therm deliveries during the third quarters of 2000 and 1999 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1999.

                                                               Pro Forma
                                   ------------------------------------------------------------------
                                            Gross Margin                      Therm Deliveries
                                  Three Months Ended September 30     Three Months Ended September 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)                   (Millions)
Operating Revenues
 Residential                      $47.9       $38.0        26.1%       56.1        55.6         0.9%
 Commercial/Industrial             22.8        16.1        41.6%       34.4        34.7        (0.9%)
 Interruptible                      3.1         3.0         3.3%        5.1         7.0       (27.1%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          73.8        57.1        29.2%       95.6        97.3        (1.7%)
 Transported Customer-Owned Gas     7.4         7.5        (1.3%)     161.5       170.4        (5.2%)
 Transported-Interdepartmental      0.4         0.7       (42.9%)      10.3        26.0       (60.4%)
 Other-Operating Revenues          32.9        33.0        (0.3%)       -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues          114.5        98.3        16.5%      267.4       293.7        (9.0%)
Cost of Gas Sold                   72.2        55.8        29.4%      =====       =====
                                  -----       -----
Gross Margin                      $42.3       $42.5        (0.5%)
                                  =====       =====


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Non-utility energy segment earnings increased by $3.1 million ($3.0 million excluding the WICOR non-utility energy companies) during the third quarter of 2000 due to a nonrecurring
$8.0 million pre-tax gain associated with the termination of a long-term power sales contract held by Wisvest-Connecticut, LLC.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the third quarter of 1999 and the third quarter of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                   Three Months Ended September 30
                                  ----------------------------------------------------------------
                                                         Increase (Decrease)
Wisconsin Energy Corporation                     -----------------------------------
 Non-Utility Energy Segment       1999         WICOR (a)     Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                               (Millions of Dollars, Except Statistics)
Operating Revenues
 Independent Power Production     $41.4        $ -            ($4.0)          ($4.0)        $37.4
 Energy Marketing, Trading &
  Services                          9.9         38.2            6.3            44.5          54.4
 Other                              9.5          -             (3.1)           (3.1)          6.4
                                  -----        -----          -----           -----         -----
Total Operating Revenues           60.8         38.2           (0.8)           37.4          98.2
Fuel and Purchased Power           31.7          -             (4.2)           (4.2)         27.5
Cost of Gas Sold                    -           33.7            -              33.7          33.7
Cost of Goods Sold                  -            3.0            -               3.0           3.0
                                  -----        -----          -----           -----         -----
  Gross Margin                     29.1          1.5            3.4             4.9          34.0
Other Operating Expenses           13.6          1.1            6.1             7.2          20.8
                                  -----        -----          -----           -----         -----
  Operating Income                 15.5          0.4           (2.7)           (2.3)         13.2
Other Income, Net                   2.3          -              8.7             8.7          11.0
Financing Costs                     6.8          0.1            1.7             1.8           8.6
                                  -----        -----          -----           -----         -----
  Income Before Income Taxes       11.0          0.3            4.3             4.6          15.6
Income Taxes                        4.2          0.2            1.3             1.5           5.7
                                  -----        -----          -----           -----         -----
Net Earnings                       $6.8         $0.1           $3.0            $3.1          $9.9
                                  =====        =====          =====           =====         =====

Statistics
 Independent Power Production
   Electric Megawatt-Hour
    Sales (Thousands)             882.9          -           (137.1)         (137.1)        745.8

 Energy Marketing, Trading &
  Services
   Electric Megawatt-Hour
    Sales (Thousands)             267.2          -            405.2           405.2         672.4
   Gas Therm Sales (Millions)       -           61.9            -              61.9          61.9

(a) Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy Services and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000.

(b)  Other consists primarily of Wisvest Corporation.


MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

The manufacturing segment contributed $1.9 million to net earnings during the third quarter of 2000. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's contribution to Wisconsin Energy's net earnings during the third quarter of 2000.

      Wisconsin Energy Corporation                  Three Months Ended
        Manufacturing Segment (a)                   September 30, 2000
  -------------------------------------             ------------------
                                                  (Millions of Dollars)
Operating Revenues (b)
 Domestic                                                $103.5
 International                                             31.2
                                                          -----
Total Operating Revenues                                  134.7
Cost of Goods Sold                                         95.0
                                                          -----
    Gross Margin                                           39.7
Other Operating Expenses                                   29.9
                                                          -----
    Operating Income                                        9.8
Other Income, Net                                          (0.7)
Financing Costs                                             4.8
                                                          -----
    Income Before Income Taxes                              4.3
Income Taxes                                                2.4
                                                          -----
Net Earnings                                               $1.9
                                                          =====

(a) Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to the merger on April 26, 2000.

(b) For further pro forma information concerning manufacturing segment revenues and gross margin during the comparative periods, see
     "Pro Forma Manufacturing Segment Revenues and Gross Margin" below.

Excluding interest and goodwill amortization expenses related to the WICOR merger, the manufacturing segment posted net earnings of $6.1 million during the third quarter of 2000 compared with pro forma net earnings of $7.2 million during the third quarter of 1999. The manufacturing segment's results for the three months ended September 30, 2000 were impacted by a series of nonrecurring expenses associated with defenses of intellectual property rights, development of a new beverage dispensing technology and the integration of an acquisition. Management believes that these expenses are substantially past.


Pro Forma Manufacturing Segment Revenues and Gross Margin

The following table reconciles the change in pro forma revenues and gross margin by the manufacturing segment between the third quarter of 1999 and the third quarter of 2000 as if the manufacturing segment had been part of Wisconsin Energy since
January 1, 1999.

                                                      Pro Forma
                                           Three Months Ended September 30
                                   ------------------------------------------------
Wisconsin Energy Corporation                              Increase
 Manufacturing Gross Margin          1999                (Decrease)          2000
----------------------------       --------            --------------      --------
                                                     (Millions of Dollars)
Operating Revenues
 Domestic                             $95.1                $8.4              $103.5
 International                         32.7                (1.5)               31.2
                                     ------                ----              ------
Total Operating Revenues              127.8                 6.9               134.7
Cost of Goods Sold                     89.7                 5.3                95.0
                                     ------                ----              ------
    Gross Margin                      $38.1                $1.6               $39.7
                                     ======                ====              ======


            RESULTS OF OPERATIONS - 2000 YEAR-TO-DATE

EARNINGS

Primarily due to costs related to the acquisition of WICOR, Wisconsin Energy's consolidated net income and diluted earnings per share of common stock decreased from $171.3 million and $1.47 per share, respectively, during the first nine months of 1999 to $125.3 million and $1.03 per share, respectively, during the first nine months of 2000. Between the comparative periods, net earnings decreased as a result of changes in the following:

                                                     Nine Months Ended September 30
                                 ----------------------------------------------------------------------
                                               Amount                    Diluted Earnings Per Share
                                   ------------------------------    ----------------------------------
      Net Earnings Summary        Excluding     Merger                Excluding    Merger
  Wisconsin Energy Corporation   Merger Costs  Costs (a)    Total    Merger Costs Costs (a)     Total
  ----------------------------   ------------  ---------    -----    ------------ ---------     -----
                                       (Millions of Dollars)
Total - 1999 Year-To-Date         $171.3        $  -        $171.3     $1.47        $  -        $1.47

Increase (Decrease) Due To
 Change In
  Utility Energy Segment
   Earnings                        (21.4)         (8.8)      (30.2)    (0.18)       (0.08)      (0.26)
  Non-Utility Energy Segment
   Earnings                         (0.3)          -          (0.3)       -            -           -
  Manufacturing Segment
   Earnings                         14.0          (7.1)        6.9      0.12        (0.06)       0.06
  Other (b)                         (8.2)        (14.2)      (22.4)    (0.08)       (0.12)      (0.20)
  Shares Outstanding                 -             -           -       (0.05)        0.01       (0.04)
                                  ------        ------      ------     -----       ------       -----
                                   (15.9)        (30.1)      (46.0)    (0.19)       (0.25)      (0.44)
                                  ------        ------      ------     -----       ------       -----
Total - 2000 Year-To-Date         $155.4        ($30.1)     $125.3     $1.28       ($0.25)      $1.03
                                  ======        ======      ======     =====       ======       =====

(a) Total WICOR merger-related costs of $42.9 million ($30.1 million net of tax) include $34.8 million ($22.0 million net of tax or $0.18 per share) of interest expense and $8.1 million ($8.1 million net of tax or $0.07 per share) of goodwill amortization expense.

(b) Excluding merger costs, the decline in "Other" net earnings can be primarily attributed to losses during 2000 by Minergy Corp. and Wispark LLC. and tho an increase in corporate financing costs.

An analysis of contributions to earnings by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility energy segment earnings decreased by $30.2 million during the first nine months of 2000 when compared with the first nine months of 1999, $19.0 million of which is attributable to Wisconsin Gas Company as a result of the seasonality of the gas heating business and the timing of the acquisition of Wisconsin Gas in April 26, 2000. Excluding interest and goodwill amortization expenses related to the WICOR merger, Wisconsin Gas posted a net loss of $10.2 million during the months of May through September 2000. As described in further detail below, earnings for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company, declined $11.2 million between the comparative periods primarily because higher depreciation, decommissioning and amortization expenses and a weather-related decrease in gas gross margin during the winter months of 2000 offset a $24.0 million increase in electric gross margin that was limited by cooler weather during the third quarter of 2000 and by higher fuel and purchased power expenses.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's utility energy segment between the first nine months of 1999 and the first nine months of 2000.

                                                    Nine Months Ended September 30
                                   ----------------------------------------------------------------
                                                          Increase (Decrease)
                                                  -----------------------------------
Wisconsin Energy Corporation                  Wisconsin
   Utility Energy Segment         1999         Gas (a)       Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                                         (Millions of Dollars)
Operating Revenues
 Electric Utility               $1,308.2      $  -            $40.9           $40.9       $1,349.1
 Gas Utility                       213.1       113.4           18.4           131.8          344.9
 Other Utility                      15.7         0.3           (0.4)           (0.1)          15.6
                                --------      ------         ------          ------       --------
Total Operating Revenues         1,537.0       113.7           58.9           172.6        1,709.6
Fuel and Purchased Power           354.9         -             16.6            16.6          371.5
Cost of Gas Sold                   119.1        71.4           19.5            90.9          210.0
                                --------      ------         ------          ------       --------
  Gross Margin                   1,063.0        42.3           22.8            65.1        1,128.1
Other Operating Expenses
 Other Operation & Maintenance     500.6        35.7          (11.8)           23.9          524.5
 Depreciation, Decommissioning
  and Amortization                 176.4        20.1           27.5            47.6          224.0
 Property and Revenue Taxes         51.7         2.0            0.8             2.8           54.5
                                --------      ------         ------          ------       --------
  Operating Income                 334.3       (15.5)           6.3            (9.2)         325.1
Other Income, Net                   13.5        (0.2)          (6.0)           (6.2)           7.3
Financing Costs                     86.0        12.2            3.1            15.3          101.3
                                --------      ------         ------          ------       --------
  Income Before Income Taxes       261.8       (27.9)          (2.8)          (30.7)         231.1
Income Taxes                        92.9        (8.9)           8.4            (0.5)          92.4
                                --------      ------         ------          ------       --------
Net Earnings                      $168.9      ($19.0)        ($11.2)         ($30.2)        $138.7
                                ========      ======         ======          ======       ========

(a) The acquisition of WICOR was accounted for as a purchase. Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas, a subsidiary of WICOR, subsequent to the merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Excluding Wisconsin
Gas, other operation and maintenance expenses decreased by $11.8 million during the first nine months of 2000 compared with the first nine months of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include a $12.2 million decline in nuclear non-fuel expenses, a $10.5 million decline in customer service expenses and a $2.9 million decline in administrative and general expenses offset in part by $8.2 million of higher non-fuel fossil generation expenses and $6.2 million of higher electric distribution expenses.

Nuclear non-fuel expenses were lower during the first nine months of 2000 as a result of continued progress on various performance improvement initiatives. Between the same periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized. Administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for the Year 2000 and for other technology matters. Non-fuel fossil generation expenses increased during the first nine months of 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric. Electric distribution expenses were higher due to increased forestry and maintenance activity.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $27.5 million higher during the first nine months of 2000 compared with the first nine months of 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction, which reduced annual depreciation expense by $22.8 million. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $17.1 million during the first nine months of 1999. Higher average depreciable plant during the first nine months of 2000 also contributed to an increase in depreciation expense.

OTHER INCOME, NET:   Net other income was $6.0 million lower
between the comparative periods primarily due to a nonrecurring gain on the sale of certain properties at Wisconsin Electric during the first nine months of 1999.

INCOME TAXES:   The effective income tax rate increased in the
first nine months of 2000 as compared with the prior year primarily due to the end of amortization of pre-1991 contributions in aid of construction as described above.


Electric Utility Revenues, Gross Margins and Sales

During the first nine months of 2000, Wisconsin Energy's total electric utility operating revenues increased by $40.9 million or 3.1% compared to the same period during 1999. Gross margin on electric utility operating revenues increased by $23.9 million or 2.5%. Wisconsin Energy attributes this growth in part to higher total electric energy sales during 2000 and to interim and final electric retail rate increases that became effective in early April 2000 and on August 31, 2000, respectively. For additional information concerning these rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. The third quarter of 2000 was 30% cooler than the third quarter of 1999 which constrained higher-margin residential electric sales during the first nine months of 2000.

The change in gross margin between the comparative periods also reflects a $17.0 million or 4.9% increase in total fuel and purchased power expenses during the first nine months of 2000. Fuel costs increased by 2.4% due in large part to higher generation required to supply the growth in total electric energy sales during 2000. However, Wisconsin Energy was able to limit its increase in fuel costs by changing the mix of generation from high cost natural gas-fired generation to lower cost nuclear and coal-fired generation during the first nine months of 2000. Purchased power expenses grew by 9.4% due to higher fixed costs during 2000 associated with long-term purchased power contracts.

The following table compares Wisconsin Energy's electric utility operating revenues, gross margins and electric utility energy sales during the first nine months of 2000 with similar information for the first nine months of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                   Nine Months Ended September 30      Nine Months Ended September 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
 Electric Utility Operations      2000        1999       % Change      2000        1999      % Change
----------------------------     ------      ------      --------     ------      ------     --------
                                 (Millions of Dollars)                 (Thousands, Except
                                                                         Degree Days)
Operating Revenues
 Residential                      $443.2      $438.2       1.1%       5,611.4     5,645.4     (0.6%)
 Small Commercial/Industrial       412.2       396.8       3.9%       6,426.5     6,259.6      2.7%
 Large Commercial/Industrial       359.5       347.6       3.4%       9,018.6     8,731.9      3.3%
 Other-Retail/Municipal             48.3        43.5      11.0%       1,292.3     1,160.1     11.4%
 Resale-Utilities                   64.7        65.4      (1.1%)      1,877.0     2,006.7     (6.5%)
 Other-Operating Revenues           21.2        16.7      26.9%           -           -         -
                                 -------     -------                 --------    --------
Total Operating Revenues         1,349.1     1,308.2       3.1%      24,225.8    23,803.7      1.8%
Fuel and Purchased Power                                             ========    ========
 Fuel                              235.6       230.2       2.3%
 Purchased Power                   133.6       122.1       9.4%
                                 -------     -------
Total Fuel and Purchased Power     369.2       352.3       4.8%
                                 -------     -------
Gross Margin                      $979.9      $955.9       2.5%
                                 =======     =======
Weather - Degree Days (a)
 Heating (4,485 Normal)                                                 4,067       4,232     (3.9%)
 Cooling (676 Normal)                                                     556         752    (26.1%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


During the first nine months of 2000, total electric energy sales increased by 1.8% compared to the first nine months of 1999 due in large part to a 16.2% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers and, to a lesser extent, to growth in the average number of residential, small commercial/industrial and other retail/municipal customers . Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers increased by 1.0% and total electric sales increased by 0.7% between the comparative periods. Growth in the average number of customers noted above partially offset the effects on total electric energy sales and operating revenues of cooler weather during the 2000 cooling season. As measured by cooling degree days, the first nine months of 2000 were 26.1% cooler than the first nine months of 1999 and 17.8% cooler than normal.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the first nine months of 2000, Wisconsin Energy's total gas utility operating revenues increased by $131.8 million or 61.8% compared with the same period during 1999. Gross margin on gas utility operating revenues increased by $40.9 million or 43.5%. Of these changes, $113.4 million of the increase in total gas utility operating revenues and $42.0 million of the increase in gross margin were attributable to Wisconsin Gas.

Excluding Wisconsin Gas, Wisconsin Energy's total gas utility operating revenues increased by $18.4 million while gross margin on gas utility operating revenues decreased by $1.1 million. Significantly higher per unit gas costs during the first nine months of 2000 as well as interim and final retail gas rate increases that became effective in early April 2000 and on August 31, 2000, respectively, primarily drove the increase in operating revenues. For additional information concerning these rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. A weather-related decrease in higher margin residential and commercial/industrial retail gas sales during the winter months of 2000 offset the impact of the rate increases on operating revenues and gross margin. A decrease in interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during the third quarter of 2000 also offset the impact of the rate increases on gross margin.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustments mechanism that does not impact gross margin.

                                            Gross Margin                      Therm Deliveries
                                   Nine Months Ended September 30      Nine Months Ended September 30
Wisconsin Energy Corporation      --------------------------------    --------------------------------
   Gas Utility Operations        2000 (a)     1999       % Change    2000 (a)     1999       % Change
----------------------------     --------    ------      --------    --------    ------      --------
                                 (Millions of Dollars)                 (Millions, Except
                                                                         Degree Days)
Operating Revenues
 Residential                      $179.6      $130.9        37.2%      268.2       219.8       22.0%
 Commercial/Industrial              91.2        64.6        41.2%      166.1       135.5       22.6%
 Interruptible                       7.1         4.2        69.0%       14.6        12.8       14.1%
                                  ------      ------                   -----       -----
   Total Retail Gas Sales          277.9       199.7        39.2%      448.9       368.1       22.0%
 Transported Customer-Owned Gas     19.5         9.9        97.0%      413.8       257.4       60.8%
 Transported-Interdepartmental       1.4         1.5        (6.7%)      33.0        47.7      (30.8%)
 Other-Operating Revenues           46.1         2.0     2,205.0%        -           -          -
                                  ------      ------                   -----       -----
Total Operating Revenues           344.9       213.1        61.8%      895.7       673.2       33.1%
Cost of Gas Sold                   210.0       119.1        76.3%      =====       =====
                                  ------      ------
Gross Margin                      $134.9       $94.0        43.5%
                                  ======      ======
Weather - Degree Days (b)
  Heating (4,485 Normal)                                               4,067       4,232       (3.9%)

(a) Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross Margins and Therms Deliveries" below.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares pro forma gas utility operating revenues, gross margins and therm deliveries during the first nine months of 2000 and 1999 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1999.

                                                               Pro Forma
                                       ----------------------------------------------------------
                                            Gross Margin                      Therm Deliveries
                                   Nine Months Ended September 30      Nine Months Ended September 30
Wisconsin Energy Corporation       ------------------------------      ------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
----------------------------     ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)                     (Millions)
Operating Revenues
 Residential                     $335.7      $321.2         4.5%       503.0       520.3       (3.3%)
 Commercial/Industrial            158.7       147.8         7.4%       291.7       310.0       (5.9%)
 Interruptible                     11.5        12.1        (5.0%)       24.9        33.4      (25.4%)
                                 ------      ------                  -------     -------
   Total Retail Gas Sales         505.9       481.1         5.2%       819.6       863.7       (5.1%)
 Transported Customer-Owned Gas    29.6        26.6        11.3%       619.8       620.9       (0.2%)
 Transported-Interdepartmental      1.4         1.4         -           33.0        47.7      (30.8%)
 Other-Operating Revenues          24.0         6.3       281.0%         -           -          -
                                 ------      ------                  -------     -------
Total Operating Revenues          560.9       515.4         8.8%     1,472.4     1,532.3       (3.9%)
Cost of Gas Sold                  337.0       288.6        16.8%     =======     =======
                                 ------      ------
Gross Margin                     $223.9      $226.8        (1.3%)
                                 ======      ======


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Non-utility energy segment earnings decreased $0.3 million between the first nine months of 2000 and the first nine months of 1999. Excluding the WICOR non-utility energy companies, non-utility energy earnings declined $0.5 million between the comparative periods primarily due to an extended scheduled outage from March through early May 2000 at one of Wisvest-Connecticut, LLC's power plants, which increased purchased power as well as maintenance expenses. A nonrecurring $5.5 million pre-tax gain during the second quarter of 2000 on the sale of certain contractual rights to combustion turbines and a nonrecurring
$8.0 million pre-tax gain during the third quarter of 2000 associated with the termination of a long-term power sales contract held by Wisvest-Connecticut, LLC offset much of the decline in non-utility energy segment earnings.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the first nine months of 1999 and the first nine months of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                   Nine Months Ended September 30
                                  ----------------------------------------------------------------
                                                         Increase (Decrease)
Wisconsin Energy Corporation                     -----------------------------------
 Non-Utility Energy Segment       1999         WICOR (a)     Other (b)        Total         2000
----------------------------    --------     -----------    -----------     ---------     --------
                                               (Millions of Dollars, Except Statistics)
Operating Revenues
 Independent Power Production     $77.5        $ -            $26.0           $26.0        $103.5
 Energy Marketing, Trading &
  Services                         40.7         58.0           20.7            78.7         119.4
 Other                             12.4          0.1           13.3            13.4          25.8
                                  -----        -----          -----           -----         -----
Total Operating Revenues          130.6         58.1           60.0           118.1         248.7
Fuel and Purchased Power           81.1          -             40.2            40.2         121.3
Cost of Gas Sold                    -           50.8            -              50.8          50.8
Cost of Goods Sold                  -            4.8            -               4.8           4.8
                                  -----        -----          -----           -----         -----
  Gross Margin                     49.5          2.5           19.8            22.3          71.8
Other Operating Expenses           29.7          1.9           28.7            30.6          60.3
                                  -----        -----          -----           -----         -----
  Operating Income (Loss)          19.8          0.6           (8.9)           (8.3)         11.5
Other Income, Net                   4.8          -             17.7            17.7          22.5
Financing Costs                    14.2          0.2           10.0            10.2          24.4
                                  -----        -----          -----           -----         -----
  Income Before Income Taxes       10.4          0.4           (1.2)           (0.8)          9.6
Income Taxes                        4.2          0.2           (0.7)           (0.5)          3.7
                                  -----        -----          -----           -----         -----
Net Earnings (Loss)                $6.2         $0.2          ($0.5)          ($0.3)         $5.9
                                  =====        =====          =====           =====         =====

Statistics
 Independent Power Production
   Electric Megawatt-Hour
     Sales (Thousands)          1,823.1          -            622.0           622.0       2,445.1

 Energy Marketing, Trading &
  Services
   Electric Megawatt-Hour
     Sales (Thousands)          1,269.5          -            134.0           134.0       1,403.5
   Gas Therm Sales (Millions)       -           96.5            -              96.5          96.5

(a) Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy Services and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000.

(b)  Other consists primarily of Wisvest Corporation.


MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

The manufacturing segment, which was acquired as part of WICOR, contributed $6.9 million to net earnings during the first nine months of 2000. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's contribution to Wisconsin Energy's net earnings during the first nine months of 2000.

      Wisconsin Energy Corporation                  Nine Months Ended
        Manufacturing Segment (a)                   September 30, 2000
  -------------------------------------             ------------------
                                                  (Millions of Dollars)
Operating Revenues (b)
 Domestic                                                $187.4
 International                                             57.1
                                                          -----
Total Operating Revenues                                  244.5
Cost of Goods Sold                                        171.0
                                                          -----
    Gross Margin                                           73.5
Other Operating Expenses                                   51.3
                                                          -----
    Operating Income                                       22.2
Other Income, Net                                          (0.6)
Financing Costs                                             8.4
                                                          -----
    Income Before Income Taxes                             13.2
Income Taxes                                                6.3
                                                          -----
Net Earnings                                               $6.9
                                                          =====

(a) Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to the merger on April 26, 2000.

(b) For further pro forma information concerning manufacturing segment revenues and gross margin during the comparative periods, see
     "Pro Forma Manufacturing Segment Revenues and Gross Margin" below.

Assuming that WICOR had been a part of Wisconsin Energy since January 1, 1999 and excluding the effect of interest and goodwill amortization expenses related to the WICOR merger, the manufacturing segment would have posted pro forma net earnings of $20.8 million during the first nine months of 2000 compared with pro forma net earnings of $22.3 million during the first nine months of 1999. The manufacturing segment's results for the nine months ended September 30, 2000 were impacted by a series of nonrecurring expenses associated with defenses of intellectual property rights, development of a new beverage dispensing technology and the integration of an acquisition. Management believes that these expenses are substantially past.


Pro Forma Manufacturing Segment Revenues and Gross Margin

The following table reconciles the change in pro forma revenues and gross margin by the manufacturing segment between the first nine months of 1999 and the first nine months of 2000 as if the manufacturing segment had been part of Wisconsin Energy since January 1, 1999.

                                                      Pro Forma
                                           Nine Months Ended September 30
                                   ------------------------------------------------
Wisconsin Energy Corporation                              Increase
 Manufacturing Gross Margin          1999                (Decrease)          2000
----------------------------       --------            --------------      --------
                                                     (Millions of Dollars)
Operating Revenues
 Domestic                            $279.8               $48.4              $328.2
 International                        103.0                 2.8               105.8
                                     ------               -----              ------
Total Operating Revenues              382.8                51.2               434.0
Cost of Goods Sold                    268.5                37.5               306.0
                                     ------               -----              ------
    Gross Margin                     $114.3               $13.7              $128.0
                                     ======               =====              ======


             FACTORS AFFECTING RESULTS OF OPERATIONS

"POWER THE FUTURE" GROWTH STRATEGY

On September 11, 2000, Wisconsin Energy announced a 10-year,
$6 billion growth strategy to improve the supply and reliability of electricity in Wisconsin. Demand for electricity in the state of Wisconsin is currently growing at approximately a 3% annual rate and is expected to outstrip supply by 4,000 megawatts by 2010. Wisconsin Energy anticipates that the announced growth strategy will help address Wisconsin's growing electric energy supply needs and improve the Company's financial results. Key components of the "Power The Future" growth strategy include:

* Construction of at least three new generating units at a cost of approximately $2 billion over the next 10 years with total new generating capacity of 1,700 megawatts:

  * Construction of one 500 megawatt combined cycle natural gas-fired unit would begin in 2003 and would be completed in 2005;

  * Construction of two 600 megawatt coal fired units would begin in 2004 to be operational in 2007 and 2009, respectively; and

  * Construction of additional generating units after 2010 would be contemplated.

* Investment of $1.3 billion over the next 10 years in existing electric generating assets.

* Investment of $2.7 billion over the next 10 years in new and existing electric utility distribution system assets.

* Restructuring of Wisconsin Energy's current utility business by creating a new non-utility subsidiary that would own and operate the new generating capacity noted above as well as existing non-nuclear electric generating capacity currently owned by Wisconsin Electric Power Company. Electricity generated by the new subsidiary would be offered to Wisconsin Electric and to other Wisconsin utilities through long-term purchase power agreements approved by the Public Service Commission of Wisconsin.

* Increasing available capital of the Company for investment in core competencies of electric generation, utility distribution and pump manufacturing through a board approved reduction in the quarterly common stock dividend, effective December 1, 2000, from $0.39 per share (or $1.56 on an annualized basis) to $0.20 per share (or $0.80 on an annualized basis).

* Increasing from $200 million to $400 million a board approved open market common stock purchase plan during the next 24 months.

A number of state and federal regulatory approvals will be required for Wisconsin Energy to execute the investment and restructuring components of the "Power The Future" growth plan. Several laws will also require amendment by the state legislature including Wisconsin's Public Utility Holding Company Act and Wisconsin's 1997 electric reliability Act 204. Wisconsin Energy expects to file an application with the Public Service Commission of Wisconsin during the fourth quarter of 2000 on the threshold question of whether the new non-utility subsidiary may own and operate electric generation facilities called non-utility merchant power plants and will seek a response from the Public Service Commission of Wisconsin in early 2001. Depending upon the response of the Public Service Commission of Wisconsin, the Company anticipates filing detailed plans later in 2001. Wisconsin Energy will also need to obtain the capital from outside sources necessary to finance and execute the growth strategy.


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

WICOR was a diversified holding company with two principal business groups: energy services and pump manufacturing. The Company currently intends to continue the primary business operations of WICOR and to continue to use the physical assets of such primary business operations for that purpose, while integrating such operations with other Wisconsin Energy operations. Wisconsin Energy is undertaking a thorough review of WICOR's operations and studying the manner in which the operations of the two companies can best be optimized. Wisconsin Energy anticipates recording a restructuring charge related to the WICOR merger during the fourth quarter of 2000. The Company expects to take such actions as a result of this review as may be deemed appropriate under the circumstances including the combination of the gas utility operations of Wisconsin Electric with WICOR's wholly-owned natural gas distribution subsidiary, Wisconsin Gas Company.


Gas Utility Operations Combination

On November 1, 2000, Wisconsin Electric and Wisconsin Gas Company filed a joint application with the Public Service Commission of Wisconsin to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately
$319 million at December 31, 1999, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the WICOR acquisition. The combined gas operations would retain the name Wisconsin Gas Company and become the 11th largest gas distribution company in the United States. Assuming that the Public Service Commission of Wisconsin approves the transaction described above, Wisconsin Electric and Wisconsin Gas expect to make a second filing in 2001 seeking authorization to combine tariffs and rates.

For additional information related to the acquisition of WICOR, see "Liquidity and Capital Resources" below in this item as well as Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report.


INDUSTRY RESTRUCTURING AND COMPETITION

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN:   On June 3,
2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002. As directed by the Michigan Public Service Commission, Wisconsin Electric and Edison Sault jointly submitted a customer choice implementation plan on October 2, 2000. Such plan envisions certain additional filings in June 2001 including proposed unbundled rates. Revenue in the state of Michigan during 1999 from electric retail customers of Wisconsin Energy were approximately $140 million, representing 6.8% of total utility operating revenues and 8.1% of total electric utility operating revenues. Wisconsin Electric and Edison Sault believe that their power supply costs are and will be competitive when the customer choice program commences in January of 2002. In addition, other suppliers will use the companies' unbundled electric distribution systems under effective rates.


NUCLEAR MATTERS

NUCLEAR MANAGEMENT COMPANY:   As previously reported, all
participants in the Nuclear Management Company, including Wisconsin Electric, filed applications with the Nuclear Regulatory Commission to transfer applicable nuclear generating unit operating authority under their operating licenses to the Nuclear Management Company. This application was approved on May 15, 2000. The Nuclear Management Company assumed operating responsibility for Point Beach Nuclear Plant with the transfer of operating authority under the operating licenses on August 7, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated as well as financial responsibility for the plant's safe operation, maintenance and decommissioning. On September 7, 2000, the Nuclear Management Company announced the combination of the operation of Point Beach and Kewaunee Nuclear Power Plant, owned by another participant in the Nuclear Management Company, into a "virtual 3-unit site." Kewaunee Nuclear Power Plant is located about five miles from Point Beach. Management of support functions including training, engineering, assessment, business and site services have also been combined under this new management structure.


UTILITY RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings - "Utility Rates and Regulatory
Matters" in Part II of this report for information concerning utility rate-related activities in the Wisconsin and Michigan retail jurisdictions.


2000 OUTLOOK

EARNINGS:   Previously, Wisconsin Energy had projected that its
2000 earnings would be in the range of $1.50 to $1.70 per share. Based upon the results of operations through September 2000, and assuming normal weather during the remainder of the year, Wisconsin Energy now projects that its 2000 earnings will be in the lower end of this forecasted range. The Company's earnings projection for 2000 does not reflect a potential restructuring charge during the fourth quarter of 2000 nor the impact of the sale of non-utility assets during the fourth quarter of 2000, including sale of Wisvest's investment in SkyGen Energy Holdings LLC.

The earnings projections for 2000 include or assume, among other factors, the effects of: unusually warm weather during the first quarter of 2000 and unusually cool weather during the summer of 2000 as well as goodwill amortization and interest charges associated with the WICOR merger; absence of WICOR's results from January through April 26, 2000; increased purchased power costs; increased interest costs due to higher than projected interest rates; normal operations of Wisconsin Energy and all of its subsidiaries, including WICOR and its subsidiaries, during the remainder of 2000; and a stock buy-back program described below in "Liquidity and Capital Resources" in this item.

Subject to the many variables which can affect such a projection, including abnormal weather and other factors listed below, earnings in 2001 are expected to be in the range of $2.00 to $2.25, reflecting a full year of earnings contributions from WICOR and merger-related savings.

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


MARKET RISKS

INTEREST RATE RISK:   As previously reported, Wisconsin Energy
financed the acquisition of WICOR through $1.2 billion of short-term debt in the form of commercial paper issued in the institutional private placement market. Based upon an actual weighted average interest rate of 6.55% as of October 31, 2000, Wisconsin Energy would incur an annual incremental interest expense of $78.6 million on the $1.2 billion of short-term debt issued to acquire WICOR. A 1/8 percent change in the interest rate would increase or decrease annual interest expense by approximately $1.5 million.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
increased to $423.2 million during the first nine months of 2000 compared with $401.7 million during the same period in 1999, reflecting increased non-cash charges for depreciation and amortizations as well as reduced tax payments during 2000.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $1.7 billion at Wisconsin Energy during the first nine months of 2000 compared with $780.8 million during the same period in 1999.

Wisconsin Energy's consolidated investing activities during the first nine months of 2000 included the $1.2 billion acquisition of WICOR as well as $462.0 million for the acquisition or construction of new or improved facilities of which $282.7 million was for a number of projects related to utility plant, $108.5 million was for non-utility energy projects, $9.9 million was for manufacturing activities and $59.2 million was for non-utility real estate development activities by Wispark. During 2000, Wisconsin Electric recorded $31.4 million for the acquisition of nuclear fuel and $44.5 million of payments to and reinvested earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Wisconsin Energy received net proceeds of $31.6 million during the first nine months of 2000 on the disposition of various other investments including $15.0 million at Wisvest for the sale of certain generating turbine investments and $23.0 million at Wispark for the sale of various real estate investments.

Wisconsin Energy's consolidated investing activities during the first nine months of 1999 included a $276.8 million acquisition of two fossil-fueled power plants in the state of Connecticut by a subsidiary of Wisvest and $68.1 million of other investments primarily attributable to Wisvest.

FINANCING ACTIVITIES:   During the first nine months of 2000,
Wisconsin Energy received $1.3 billion of net cash from financing activities compared with a net of $402.6 million during the first nine months of 1999.

During the first nine months of 2000, Wisconsin Energy issued approximately 3.7 million new shares of common stock which were primarily purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $71.1 million. The Company also purchased
1.1 million outstanding shares of common stock for $21.1 million under a board approved purchase program that was initiated on September 15, 2000.

During the first nine months of 2000, Wisconsin Energy issued $63.3 million of long-term debt including $32.1 million which was attributable to manufacturing, $13.0 million which was obtained by Wisvest under an unsecured working capital loan and $15.4 million of bank financing in the form of adjustable rate mortgage notes due 2000-2003 which was secured by Wispark to finance the construction or purchase of various facilities. Also during the nine months ended September 30, 2000, Wisconsin Energy increased its short-term debt by approximately $1.5 billion, principally reflecting the issuance of commercial paper to finance the acquisition of WICOR, and also paid $141.1 million of dividends on its common stock.

Wisconsin Energy funded the April 26, 2000 acquisition of WICOR, Inc., through issuance in the institutional private placement market of $1.2 billion of commercial paper with a weighted average effective interest rate of 6.09%. As a result of refinancing some short-term debt which has matured since the merger, the weighted average interest rate for this commercial paper was 6.55% as of October 31, 2000. Wisconsin Energy arranged for two new bank back-up credit facilities to provide credit support for the issuance of Wisconsin Energy's commercial paper: a $1.0 billion 364-day bank back-up credit facility and a $500 million three-year bank back-up credit facility. In addition, approximately $300 million of WICOR debt remained outstanding following the merger. For additional information related to the acquisition of WICOR, see "Factors Affecting Results of Operations" above in this item as well as Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report.

CAPITAL REQUIREMENTS AND RESOURCES:   Capital requirements during
the remainder of 2000 are expected to be principally for construction expenditures and for other investments, for long and short-term debt maturity and sinking fund requirements, for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and for the purchase of a portion of the outstanding shares of Wisconsin Energy common stock. Wisconsin Energy's total consolidated construction and other investment budget for the remainder of 2000 is approximately $250 million.

These cash requirements are expected to be met through a combination of the following possible resources: internal sources of funds from operations, short-term borrowings, the issuance of intermediate or long-term debt, proceeds from the sale of new-issue common stock under certain of Wisconsin Energy's stock plans and proceeds from the sale of certain non-utility assets and investments. The amount and timing of any capital market financing has not been determined and will depend on market conditions and other factors.

The following table shows Wisconsin Energy's consolidated capitalization structure at September 30, 2000.

                                         September 30, 2000
                                     --------------------------
                             (Millions of Dollars)
Common Equity                       $2,076.6              31.2%
Preferred Stock                         30.4               0.5%
Trust Preferred Securities             200.0               3.0%
Long-Term Debt (including
  current maturities)                2,355.2              35.3%
Short-Term Debt                      2,003.7              30.0%
                                    --------             ------
                                    $6,665.9             100.0%
                                    ========             ======

As part of its recently announced growth strategy, the Company is evaluating all of its non-utility energy businesses and real estate investments to determine how to maximize the value of these investments. To that end, Wisvest sold its interest in SkyGen Energy Holdings LLC to Calpine Corporation in October 2000. The Company received approximately $332 million from SkyGen in exchange for $111 million of outstanding convertible loans plus associated interest receivable as well for approximately $110 million of secured and unsecured short-term loans plus associated interest receivable, recognizing a pre-tax gain of $91 million ($54 million after tax or approximately
$0.45 per share) as a result of this sale.

In addition, Wisconsin Energy had previously announced that it would sell approximately $260 million of the assets of its non-utility real estate development company, Wispark LLC., over a period of 12 to 18 months. During October 2000, the Company closed on the sale of approximately 20% of the Wispark portfolio that is anticipated to be sold.

As previously reported, Wisconsin Electric and Edison Sault have agreed to join the American Transmission Company LLC by contributing electric utility transmission assets in exchange for equity interests in the new company. Transfer of these electric transmission system assets, with a net book value of approximately $252 million, is expected to occur by January 1, 2001. Shortly following transfer of the assets, the American Transmission Company LLC is expected to issue debt and distribute cash back to Wisconsin Electric and Edison Sault in an amount equal to approximately 50% of the net book value of the assets transferred.

In September 2000, the board of directors authorized a reduction of Wisconsin Energy's quarterly common stock dividend, effective December 1, 2000, from $0.39 per share (or $1.56 on an annualized basis) to $0.20 per share (or $0.80 on an annualized basis).

Also in September 2000, the Company announced that its board of directors had authorized the purchase of up to $400 million of its shares of common stock in the open market over the 24 months ended September 2002. Through October 31, 2000, Wisconsin Energy has purchased 2.0 million shares of common stock for $39.1 million. Proceeds from asset sales, funds from internal working capital and funds raised through the issuance of commercial paper are expected to be the primary sources used to fund this common stock purchase program.

As previously reported in Wisconsin Energy's 1999 Annual Report on Form 10-K, the Company has a subsidiary, Minergy Corp., which is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products, including electricity. In 1998, Minergy opened a facility in Neenah, Wisconsin that recycles paper sludge from area paper mills. This initial facility has incurred operating losses since inception as a result of substantial continuing research and development activities associated with the facility and its operations. However, the Neenah facility has provided important data for the development of future Minergy technologies. Recently, Wisconsin Energy engaged an outside consultant to evaluate the Neenah facility and the long-term benefits of the Minergy technologies. The results of the consultant's evaluation confirmed that the Minergy technologies are innovative and needed in the market. In addition, the report identified capital investments that were required at the Neenah facility to improve its operating performance. As a result of this study, the Company intends to continue to pursue development of the Minergy businesses.

In September 2000, following Wisconsin Energy's announcement of the "Power The Future" growth strategy plan, Standard & Poors Corporation ("S&P") and Fitch Investors Service ("Fitch") reaffirmed their ratings of Wisconsin Energy's securities, S&P reaffirmed its ratings of the securities of the Company's subsidiaries, and Fitch reaffirmed its ratings of the securities of Wisconsin Energy Capital Corporation.

The following table summarizes the current ratings of securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch Investors Service ("Fitch"). Commercial paper of WICOR Industries, Inc., a wholly-owned subsidiary of Wisconsin Energy, is unrated.

                                           S&P          Moody's         Fitch
                                        ---------      ---------      ---------
Wisconsin Energy Corporation
  Commercial Paper                         A-1            P-1            F1

Wisconsin Electric Power Company
  Commercial Paper                         A-1+           P-1            F1+
  Senior Secured Debt                      AA-            Aa2            AA
  Unsecured Debt                           A+             Aa3            AA-
  Preferred Stock                          A              aa3            AA-

Wisconsin Gas Company
  Commercial Paper                         A-1+           P-1            F1+
  Senior Unsecured Debt                    AA-            Aa2            AA-

Wisconsin Energy Capital Corporation
  Unsecured Debt                           A+             A1              A+

WEC Capital Trust I
  Trust Preferred Securities               A-             a1              A

At September 30, 2000, Wisconsin Energy had $2.0 billion of available unused lines of bank credit on a consolidated basis, $1.5 billion of which were obtained in conjunction with the WICOR acquisition. Wisconsin Energy has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

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

* Factors which impede execution of Wisconsin Energy's "Power The Future" growth strategy announced in September 2000, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the growth strategy.

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




                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of Wisconsin Energy's 1999 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000. The following should also be read in conjunction with Item 3. Legal Proceedings in Part I of WICOR's 1999 Annual Report on Form 10-K.


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

As a further development, Wisconsin Energy Corporation, in May and June 2000, respectively, received letters from two separate shareholders demanding that the Company bring a derivative suit for alleged injuries to shareholders resulting from the Giddings & Lewis/City of West Allis litigation. In accordance with Wisconsin law, the board of directors of Wisconsin Energy has created a special committee of independent directors, which has retained independent counsel to assist it, to investigate the allegations raised in the shareholder letters and determine whether a derivative action should be brought.

On August 21, 2000, the shareholder who had served the first demand upon the Company requesting that the Company bring a derivative suit, filed a lawsuit individually and on behalf of the Company in Milwaukee County Circuit Court. On September 29, 2000, the shareholder who served the second demand on the Company to bring a derivative suit also filed a lawsuit in Milwaukee County Circuit Court. The first lawsuit has been stayed until December 1, 2000 pending the results of the investigation being conducted by the special committee of independent directors of Wisconsin Energy Corporation. Wisconsin Energy's response to both lawsuits will depend upon the conclusions reached by the special committee of independent directors.


              UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

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

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until the summer of 2000. Wisconsin Electric withdrew its request to implement performance-based prices because some elements of the proposed performance-based price plan were not compatible with the Public Service Commission of Wisconsin's approval of the Company's merger with WICOR. The Public Service Commission of Wisconsin proceeded to review Wisconsin Electric's 2000/2001 test year data as a traditional cost of service rate request.

On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000. Rates in the interim order were based upon a 12.2% return on common equity.

On August 30, 2000, the Public Service Commission of Wisconsin issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric is in the process of refunding to gas customers overcollection of revenues as a result of the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the Public Service Commission of Wisconsin authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001.
Rates in the final order were based upon a 12.2% return on common equity.

Wisconsin Electric filed a petition for a rehearing of the final order with the Public Service Commission of Wisconsin to reconsider their revenue increase for gas operations. On
November 9, 2000, the Public Service Commission of Wisconsin denied Wisconsin Electric's petition. Wisconsin Electric intends to seek judicial review.

As a condition of its approval of Wisconsin Energy's merger with WICOR, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze that becomes effective on January 1, 2001 concurrent with the second step rate changes included in the final order.


Michigan Electric Retail Jurisdiction

2001 TEST YEAR:   In mid-November 2000, Wisconsin Electric
expects to submit an application with the Michigan Public Service Commission requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request are expected during the first quarter of 2001 with a final order anticipated to become effective during the second quarter of 2001.

FUEL COST ADJUSTMENT PROCEDURE:   On September 29, 2000,
Wisconsin Electric submitted applications with the Michigan Public Service Commission requesting reinstatement of its Power Supply Cost Recovery mechanism (a type of fuel cost adjustment procedure) on January 1, 2001. If approved as filed, Wisconsin Electric would expect to recover approximately $1 million in higher projected fuel costs during 2001 in the Michigan jurisdiction.




ITEM 5. OTHER INFORMATION

 2001 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2001 Annual Meeting of
Stockholders will be held on May 2, 2001.

* Pursuant to Rule 14a-8 under the Securities Exchange Act of
  1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2001 Annual Meeting is December 30, 2000.

* The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 21, 2001. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 22, 2001 (100 days before the May 2, 2001 scheduled date of the Annual Meeting) and no later than February 21, 2001 (70 days before such scheduled date).




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

  10.1 Amendment to employment arrangement with Paul Donovan as Senior Vice President and Chief Financial Officer of Wisconsin Energy Corporation, effective November 8, 2000.

  27.1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 2000.

  27.2 Wisconsin Energy Corporation Reclassified Financial Data Schedule for the nine months ended September 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.


(b)    REPORTS ON FORM 8-K

   On July 10, 2000, Wisconsin Energy filed Amendment No. 1 to its Current Report on Form 8-K dated April 26, 2000 to file pro forma financial information in conjunction with the acquisition of WICOR, Inc. and to file unaudited interim consolidated financial statements of WICOR, Inc. for the three months ended March 31, 2000 and March 31, 1999.

   On September 13, 2000, Wisconsin Energy filed a Current
   Report on Form 8-K dated as of September 10, 2000 disclosing the Company's new 10-Year, $6 billion "Power The Future" growth strategy plan.

   No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended September 30, 2000.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WISCONSIN ENERGY CORPORATION
                               ----------------------------
                                       (Registrant)

                            /s/ Paul Donovan
                            ------------------------------------
Date:  November 14, 2000    Paul Donovan, Senior Vice President,
                            Chief Financial Officer and duly
                            authorized officer



                       WISCONSIN ENERGY CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

  10.1 Amendment to employment arrangement with Paul Donovan as Senior Vice President and Chief Financial Officer of Wisconsin Energy Corporation, effective November 8, 2000.

  27.1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 2000.

  27.2 Wisconsin Energy Corporation Reclassified Financial Data Schedule for the nine months ended September 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.