Form 10-K
period 2000-12-31
WISCONSIN ENERGY CORP
filed 2001-03-23
CIK 783325

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates is approximately $2.6 billion based upon the reported last sale price of such securities as of February 28, 2001.


Securities  Registered Pursuant to  Section 12(b) of the Act:

                            Name of Each Exchange
  Title of Each Class        on Which Registered
  -------------------       ---------------------

  Common Stock, $.01           New York Stock
      Par Value                   Exchange


Securities Registered Pursuant to Section 12(g) of the Act:

     None


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2001):

  Common Stock, $.01 Par Value, 118,036,434 shares outstanding


                Documents Incorporated by Reference
                -----------------------------------

Portions of Wisconsin Energy Corporation's definitive Proxy
Statement for its Annual Meeting of Stockholders, to be held on May 2, 2001, are incorporated by reference into Part III hereof.



                           WISCONSIN ENERGY CORPORATION
                         --------------------------------

               FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2000

                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

                                      Part I
                                      ------

1.   Business...................................................................
       Introduction.............................................................
       Utility Energy Segment...................................................
         Electric Utility Operations............................................
           Electric Sales.......................................................
           Competition..........................................................
           Electric Supply......................................................
           Coal-Fired Generation................................................
           Nuclear Generation...................................................
           Hydroelectric Generation.............................................
           Natural Gas-Fired Generation.........................................
           Oil-Fired Generation.................................................
           Purchase Power Commitments...........................................
           Electric Transmission................................................
           Renewable Electric Energy............................................
         Gas Utility Operations.................................................
           Gas Deliveries.......................................................
           Competition..........................................................
           Gas Supply, Pipeline Capacity and Storage............................
         Other Utility Operations...............................................
         Utility Rate Matters...................................................
       Non-Utility Energy Segment...............................................
         Wisvest Corporation....................................................
         Other Non-Utility Energy Operations....................................
       Manufacturing Segment....................................................
         U.S. Operations........................................................
         International Operations...............................................
         Raw Materials and Patents..............................................
       Other Non-Utility Operations.............................................
         Minergy Corp. .........................................................
         Wispark LLC............................................................
         Other Non-Utility Subsidiaries.........................................
       Regulation...............................................................
         Wisconsin Energy Corporation...........................................
         Utility Energy Segment.................................................
         Non-Utility Energy Segment.............................................
       Environmental Compliance.................................................
         Environmental Expenditures.............................................
         Solid Waste Landfills..................................................
         Coal-Ash Landfills.....................................................
         Manufactured Gas Plant Sites...........................................
         Air Quality............................................................
       Other....................................................................

2.   Properties.................................................................
       Utility Energy Segment...................................................
       Non-Utility Energy Segment...............................................
       Manufacturing Segment....................................................
       Other....................................................................

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

4.   Submission of Matters to a Vote of Security Holders........................

     Executive Officers of the Registrant.......................................

                                      Part II
                                      -------

5.   Market for Registrant's Common Equity and Related Stockholders Matters.....
       Number of Common Stockholders............................................
       Common Stock Listing and Trading.........................................
       Dividends and Common Stock Prices........................................

6.   Selected Financial Data....................................................
       Consolidated Selected Financial and Statistical Data.....................
       Consolidated Selected Quarterly Financial Data...........................
       Consolidated Selected Utility Operating Data.............................

7.   Management's Discussion & Analysis of Financial Condition &
       Results of Operations....................................................
         Results of Operations..................................................
           Consolidated Earnings................................................
           Utility Energy Segment Contribution To Earnings......................
             Electric Utility Revenues, Gross Margins and Sales.................
             Gas Utility Revenues, Gross Margins and Therm Deliveries...........
             Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries.
             Other Utility Segment Items........................................
           Non-Utility Energy Segment Contribution to Earnings..................
           Manufacturing Segment Contribution To Earnings.......................
             Pro Forma Manufacturing Segment Revenues and Gross Margins.........
         Liquidity and Capital Resources........................................
           Cash Flows...........................................................
             Operating Activities...............................................
             Investing Activities...............................................
             Financing Activities...............................................
           Capital resources and Requirements...................................
             Capital Resources..................................................
             Capital Requirements...............................................
         Factors Affecting Results, Liquidity and Capital Resources.............
           Outlook..............................................................
             Forecasts..........................................................
             Factors Affecting Forecasts........................................
           Investments, Mergers, Divestitures and Asset Sales...................
             Electric Generation................................................
             Energy Distribution................................................
           Rates and Regulatory Matters.........................................
             Wisconsin Jurisdiction.............................................
             Michigan Jurisdiction..............................................
           Industry Restructuring and Competition...............................
             Electric Utility Industry..........................................
             Natural Gas Utility Industry.......................................
           Electric System Reliability..........................................
           Nuclear Operations...................................................
           Legal Matters........................................................
           Environmental Matters................................................
           Market Risks.........................................................
           Accounting Developments..............................................
           Cautionary Factors...................................................
             Operating, Financial & Industry Factors............................
             Business Combination Factors.......................................

7A.  Quantitative and Qualitative Disclosures About Market Risk.................

8.   Financial Statements and Supplementary Data................................
       Consolidated Income Statement............................................
       Consolidated Statement of Cash Flows.....................................
       Consolidated Balance Sheet...............................................
       Consolidated Statement of Capitalization.................................
       Consolidated Statement of Common Equity..................................
       Notes to Consolidated Financial Statements...............................
         Note A - Summary of Significant Accounting Policies....................
         Note B - Mergers and Acquisitions......................................
         Note C - Asset Sales and Divestitures..................................
         Note D - Non-Recurring Charges.........................................
         Note E - Income Taxes..................................................
         Note F - Nuclear Operations............................................
         Note G - Common Equity.................................................
         Note H - Trust Preferred Securities....................................
         Note I - Long-Term Debt................................................
         Note J - Short-Term Debt...............................................
         Note K - Fair Value of Financial Instruments...........................
         Note L - Benefits......................................................
         Note M - Segment Reporting.............................................
         Note N - Commitments and Contingencies.................................
       Report of Independent Accountants........................................

9.   Changes in & Disagreements with Accountants
       on Accounting and Financial Disclosure...................................

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

     Schedule 1 - Condensed Parent Company Financial Statements.................

     Consents of Independent Accountants........................................

     Signatures.................................................................

     Exhibit Index..............................................................



                             PART I
                             ------

ITEM 1.BUSINESS

                          INTRODUCTION

Wisconsin Energy Corporation was incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. It maintains its principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries.

Wisconsin Energy conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc.

UTILITY ENERGY SEGMENT:   The utility energy segment consists of:
Wisconsin Electric, which serves over 1,000,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, 400,000 gas customers in Wisconsin and about 450 steam customers in metro Milwaukee; Wisconsin Gas, which serves about 550,000 gas customers in Wisconsin and about 1,840 water customers in suburban Milwaukee; and Edison Sault Electric Company ("Edison Sault"), which serves approximately 22,000 electric customers in the Upper Peninsula of Michigan.

NON-UTILITY ENERGY SEGMENT:   The non-utility energy segment
consists primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engages in natural gas purchasing and marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provides meter reading and technology services for gas, electric and water utilities. In December 2000, Wisconsin Energy entered into an agreement to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut, which will significantly reduce the size of current non-utility energy segment operations. The sale of these two plants, which were originally acquired in April 1999, is expected to close in the second quarter of 2001.

MANUFACTURING SEGMENT:   The manufacturing segment consists of
WICOR Industries, Inc., an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in 14 countries.

OTHER:   Other non-utility operating subsidiaries of Wisconsin
Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), formerly Wispark Corporation, which develops and invests in real estate. In May 2000, Wisconsin Energy announced that it would sell approximately 80% of its portfolio of non-utility real estate assets during the following two years, which is expected to significantly reduce the size of existing non-utility real estate operations.

Wisconsin Gas, WICOR Energy, FieldTech, WICOR Industries, Sta-Rite, SHURflo and Hypro were acquired by Wisconsin Energy as a result of the Company's acquisition of WICOR, Inc. ("WICOR") on April 26, 2000. WICOR remains a subsidiary of Wisconsin Energy, functioning as an intermediary holding company of the historical WICOR companies. For additional information concerning Wisconsin Energy's acquisition of WICOR, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

For further financial information about Wisconsin Energy's business segments, see "Results of Operations" in Item 7 and "Note M - Segment Reporting" in the Notes to Financial Statements in Item 8 of this report.

CAUTIONARY FACTORS:   A number of forward-looking statements are
included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.


                     UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

The Company's electric utility operations consist of the electric operations of Wisconsin Electric as well as Edison Sault. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,300,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.
Edison Sault generates, distributes and sells electric energy in a territory of approximately 2,000 square miles with a population of approximately 55,000 in the eastern Upper Peninsula of Michigan.


Electric Sales

See "Consolidated Selected Utility Operating Data" in Item 6 of this report for certain electric utility operating information by customer class during the period 1996 through 2000.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 31.4 million megawatt hours during 2000, a 2.5% increase over 1999. Approximately
0.2 million of megawatt-hour sales during 2000 were to Edison Sault. There were approximately 1,027,000 electric customers at December 31, 2000, an increase of 2.1% since December 31, 1999.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 5,974 megawatts on July 29, 1999. During the years 2001 through 2005, Wisconsin Electric currently estimates that electric peak demand obligation will grow at an annualized rate of 1.8% to approximately 6,400 megawatts by the year 2005.

EDISON SAULT:   Edison Sault is authorized to provide retail
electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.8 million megawatt hours during 2000 and 1999. There were approximately 22,000 electric customers at December 31, 2000, an increase of 0.9% since December 31, 1999.

Edison Sault, a winter peaking utility as a result of heating load, reached its all-time peak electric demand of 139 megawatts on December 27, 2000.

SALES TO LARGE ELECTRIC RETAIL CUSTOMERS:   Wisconsin Electric
provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, machinery production as well as to large retail chains. Edison Sault provides electric service to large industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

Cleveland-Cliffs, Inc. manages the Company's two largest retail electric customers, the Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with the mines that expire in 2007. The combined electric energy sales to the two mines accounted for 7.7%, 7.0% and 8.0% of the Company's total electric utility energy sales during 2000, 1999 and 1998, respectively.

SALES TO WHOLESALE CUSTOMERS:   During 2000, Wisconsin Electric
sold wholesale electric energy to five municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 43 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission. Edison Sault sold wholesale electric energy to one rural cooperative during 2000. Wholesale sales accounted for approximately 12.7% of the Company's total electric energy sales and 7.2% of total electric operating revenues during 2000 compared with 12.7% of total electric energy sales and 6.8% of total electric operating revenues during 1999.

ELECTRIC SYSTEM RELIABILITY MATTERS:   In spite of continued
tight regional electric supply, especially during episodes of hot and humid weather, the Company had adequate capacity to meet all of its firm electric load obligations during 2000 and expects to have adequate capacity to meet all of its firm obligations during 2001. However, the Company anticipates that the regional electric energy supply will remain tight during 2001. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

"POWER THE FUTURE" STRATEGY:   Demand for electricity in
the state of Wisconsin is currently expected to outstrip supply by 4,000 megawatts by 2010. Wisconsin Electric's electric load is currently growing at approximately 100 to 150 megawatts per year. In response, Wisconsin Energy announced an enhanced 10-year, $7 billion strategy in February 2001 to improve the supply and reliability of electricity in Wisconsin. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report. As part of its enhanced "Power the Future" strategy, Wisconsin Energy expects to create a new non-utility energy subsidiary that would construct and own 2,800 megawatts of new natural gas-fired and coal-fired generating capacity in Wisconsin and that would be leased back to Wisconsin Electric under 20- to 25-year contracts approved by the Public Service Commission of Wisconsin ("PSCW"). Wisconsin Electric would operate and maintain the new plants and would have the right to renegotiate the leases or acquire the associated plants outright at market value at the end of the lease contracts. Implementation of the "Power the Future" strategy is subject to a number of state and federal regulatory approvals as well as the amendment of several state laws in Wisconsin.


Competition

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric utility industry continues a trend towards restructuring and increased competition. However, given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Energy cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.


Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31.

                            2001 (a)       2000          1999         1998 (b)
                            --------       ----          ----         --------

Coal                         62.2%         62.9%         62.3%         62.6%
Nuclear                      24.1          22.8          21.5          18.1
Hydroelectric                 1.8           1.6           1.8           1.2
Natural Gas                   0.7           1.0           1.3           1.8
Oil and Other(c)              0.1           0.2           0.2           0.2
                            -----         -----         -----         -----
  Net Generation             88.9          88.5          87.1          83.9
Power Purchases (d)          11.1          11.5          12.9          16.1
                            -----         -----         -----         -----
  Total                     100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====

(a) Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Energy's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -
    Cautionary Factors" in Item 7 of this report.

(b) Includes Edison Sault beginning in June 1998.

(c) Includes generation by alternative renewable sources.

(d) Excludes purchases by Edison Sault of power supplied by Wisconsin Electric.


Wisconsin Energy's net generation totaled 29.8 million megawatt-hours during 2000 compared with 28.6 million megawatt hours during 1999 and 26.4 million megawatt hours during 1998. Net generation has increased in each of the past two years in large part due to higher availability of Wisconsin Electric's Point Beach Nuclear Plant.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below. As described in further detail in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report, the price of natural gas (as well as oil) increased significantly during 2000 as fuel supplies failed to keep up with growing demand.

                             2000              1999               1998
                             ----              ----               ----
Coal                        $1.11             $1.10              $1.17
Nuclear                      0.53              0.55               0.53
Natural Gas                  5.08              2.82               2.74
Oil                          5.27              3.57               3.70


Coal-Fired Generation

COAL SUPPLY:   Wisconsin Electric diversifies the coal supply for
its power plants in the states of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. During 2001, 99% of Wisconsin Electric's projected coal requirements of 12.2 million tons will be under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 2001 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

 Contract Expiration Date                 Annual Tonnage
 ------------------------                 --------------
        Dec. 2002                           4,900,000
        Dec. 2003                             500,000
        Dec. 2005                           3,200,000
        Dec. 2006                           2,000,000


As of the beginning of 2001, Wisconsin Electric had approximately a 107-day supply of coal in inventory at its coal-fired facilities. The following summarizes the status of coal supply for each of the coal-fired facilities that supply electricity to Wisconsin Electric:

PLEASANT PRAIRIE POWER PLANT:   All of the estimated 2001 coal
requirements for this plant are presently under contract.

OAK CREEK POWER PLANT:   All of the estimated 2001 coal
requirements for this plant are presently under contract or agreed upon in principle.

PRESQUE ISLE POWER PLANT:   Approximately 99% of the estimated
2001 coal requirements for this plant are presently under contract.

EDGEWATER 5 GENERATING UNIT:   Coal for this unit, in which
Wisconsin Electric has a 25% interest, is purchased by the majority owner of the facility, Wisconsin Power and Light
Company, a subsidiary of Alliant Energy Resources.

VALLEY AND PORT WASHINGTON POWER PLANTS:   Coal requirements for
these plants will be supplied in 2001 under existing contracts or contracts that have been agreed upon in principle.

MILWAUKEE COUNTY POWER PLANT:   Coal for this facility is
purchased by Wisconsin Electric through annual spot purchases.

COAL DELIVERIES:   Approximately 80% of Wisconsin Electric's 2001
coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

ENVIRONMENTAL MATTERS:   For information regarding emission
restrictions, especially as they relate to coal-fired generating facilities, see "Environmental Compliance" below.


Nuclear Generation

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F - Nuclear Operations" in Item 8 of this report.

NUCLEAR MANAGEMENT COMPANY:   In August 2000, the Nuclear
Management Company, LLC assumed operating responsibility for Point Beach with the transfer of operating authority under its operating licenses. During 1999, the Company and the affiliates of three other unaffiliated investor-owned utilities in the region formed the Nuclear Management Company, which manages seven nuclear generating units in the Midwest as of December 31, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in
Item 7 of this report.

NUCLEAR FUEL SUPPLY:   Wisconsin Electric purchases uranium
concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note I - Long-Term Debt" in Item 8 of this report.

URANIUM REQUIREMENTS:   Wisconsin Electric requires approximately
400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. During 1998, Wisconsin Electric initiated staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of annual requirements under these staggered, extended fuel cycles through 2007.

CONVERSION:   Wisconsin Electric has a long-term contract with a
provider of uranium conversion services to supply 75% of the conversion requirements for the Point Beach reactors through 2004. Wisconsin Electric has an additional long-term conversion contract with a second conversion supplier to supply the remaining 25% of Wisconsin Electric's annual conversion requirements through 2004.

ENRICHMENT:   Wisconsin Electric effectively has one long-term
contract that provides for 100% of the required enrichment services for the Point Beach reactors through the year 2006.

FABRICATION:   Fabrication of fuel assemblies from enriched
uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating licenses. During its fall 2000 refueling outage, the first reload region of a new fuel design from Westinghouse was loaded into Point Beach Unit 2. The first reload of the new fuel design in Unit 1 is scheduled for the spring of 2001. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

USED FUEL STORAGE & DISPOSAL:   For information concerning used
fuel storage and disposal issues, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric provides for costs
associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 2000 to approximately $613 million compared with an estimated cost to decommission Point Beach of $586 million in current dollars. For additional information regarding decommissioning, see "Note F - Nuclear Operations" in
Item 8 of this report.

NUCLEAR PLANT INSURANCE:   For information regarding nuclear
plant insurance, see "Note F - Nuclear Operations" in Item 8 of this report.


Hydroelectric Generation

WISCONSIN ELECTRIC:   Wisconsin Electric's hydroelectric
generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 65 megawatts. Of these fourteen plants, thirteen are licensed by the Federal Energy Regulatory Commission. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the Federal Energy Regulatory Commission, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed. In December of 2000, Wisconsin Electric sold a fifteenth plant, with an installed generating capacity of approximately 1 megawatt, to an independent party.

EDISON SAULT:   Edison Sault's primary source of generation is
its 30-megawatt hydroelectric generating plant located on the St. Mary's River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2020. Edison Sault pays for all water taken from the St. Mary's River at predetermined rates with a minimum annual payment of $0.1 million. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Mary's River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Water elevation levels on Lake Superior have been below normal levels since May 1998. As a result, the International Joint Commission has placed limitations on the flow of water from Lake Superior that limits Edison Sault's amount of hydroelectric generation. During any limited flow months, it is necessary for Edison Sault to purchase additional power from other sources or increase the use of Edison Sault's diesel generation.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Mary's River in Sault Ste. Marie, Michigan. This 17-megawatt contract has a tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

During 2000, hydroelectric energy provided 42% of Edison Sault's total energy requirements of which 23% was generated by Edison
Sault's facility and 19% was purchased from the United States
Corps of Engineers.


Natural Gas-Fired Generation

The Concord and Paris Combustion Turbine Power Plants, Germantown Unit 5 and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes at the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations.

Wisconsin Electric also has a power purchase agreement with Mirant (formerly Southern Energy, Inc.) where Wisconsin Electric delivers fuel to their Neenah Power Plant and receives the electric power produced, as discussed in "Purchase Power Commitments" below. This plant uses natural gas as its primary fuel, with fuel oil as backup. Wisconsin Electric supplies fuel to Mirant's Neenah Power Plant utilizing the same procedures and agreements that are used for Wisconsin Electric's facilities.

An interruptible balancing and storage agreement with ANR
Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Natural gas for the gas-fired boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utility then transports Wisconsin Electric's gas to each plant under interruptible tariffs.

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie and Oak Creek Power Plants. Wisconsin
Gas is the gas distribution utility for the Valley and Milwaukee
County Power Plants.  Both the Germantown Power Plant and
Mirant's Neenah Power Plant are directly connected to ANR
Pipeline, with no gas distribution utility involvement.

Firm gas transportation has been contracted for during the peak summer period between the Joliet gas trading hub south of Chicago, Illinois and Wisconsin Electric's power plant interconnects. A portion of Wisconsin Electric's gas requirements will be purchased at the Joliet hub.


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

Subject to various regulatory approvals, the four original generating units at the Germantown Power Plant will be converted, one unit per year from 2001 to 2004, to dual fuel (natural gas and oil). A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000.


Purchase Power Commitments

WISCONSIN ELECTRIC:   To meet a portion of its anticipated
increase in future electric energy supply needs, Wisconsin Electric had entered into separate long-term power purchase contracts with subsidiaries of Cogentrix, Inc. and Southern Energy, Inc., now Mirant. In addition, in December 2000, Wisconsin Electric executed a power purchase agreement with a subsidiary of the Calpine Corporation for new capacity beginning in 2002.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from a gas-fired cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements. Wisconsin Electric treats this power purchase contract as a capital lease. For additional information, see "Note I - Long-Term Debt" in Item 8 of this report.

Mirant's Neenah Power Plant began commercial operations in May 2000. The Neenah plant is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin. The purchase power agreement is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Mirant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility will be available for Wisconsin Electric to dispatch during the eight-year term of the agreement which ends in May 2006.

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed by a Calpine subsidiary, with electric generating units in both northern Illinois and in central Wisconsin, to supply power to Wisconsin Electric. Two 150-megawatt natural gas-fired turbine peaking units will be constructed, one each in 2002 and 2003, and one 225-megawatt natural gas-fired combined cycle facility is to be constructed in 2004. The agreement remains contingent for both parties upon certain site related issues that are anticipated to be resolved in 2001. This power purchase agreement also is a tolling agreement. The output of each unit will be committed to Wisconsin Electric for ten years from its start of commercial operation.

Wisconsin Electric currently expects to utilize a combination of new generating capacity identified in its "Power the Future" proposal and purchase power commitments similar to the agreements with Mirant and Calpine to meet its electric demand load growth.

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

EDISON SAULT:   Edison Sault purchased 667.6 thousand megawatt
hours or 77% of its energy supply during 2000 to meet its energy requirements, including 175.6 thousand megawatt hours from Wisconsin Electric.

Effective January 1, 2001, Edison Sault began purchasing additional capacity and energy from Wisconsin Electric under the terms of a joint operating agreement. Under the agreement, Edison Sault and Wisconsin Electric each retain the rights to any generation and purchased power contracts that were in place on July 1, 2000. Any additional capacity and energy needs of the two companies would be obtained on a joint basis and the costs shared. Purchases by Edison Sault under the joint operating agreement are expected to replace some of the capacity and energy previously purchased from an unaffiliated utility.


Electric Transmission

AMERICAN TRANSMISSION COMPANY:   Effective January 1, 2001, the
Company transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to the American Transmission Company LLC in exchange for equity interests in this new company. Joining the American Transmission Company is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The American Transmission Company is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. Governance of the company also includes outside directors not associated with the energy business. Stock of the corporate manager of the American Transmission Company eventually may be offered for public ownership.

The American Transmission Company's sole business is to provide reliable, economic transmission service to all customers in a fair and equitable manner. Specifically, the American Transmission Company plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. The American Transmission Company is regulated by the Federal Energy Regulatory Commission for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by the American Transmission Company and which the American Transmission Company is not able to provide itself at the time of start-up. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services is estimated to be about $67 million in the first year of operation declining to less than $3 million after three years.

For further information, see "Factors Affecting Results,
Liquidity and Capital Resources" in Item 7 of this report.


Renewable Electric Energy

A renewable portfolio standard that will require retail energy providers in the state of Wisconsin, like Wisconsin Electric, to obtain an increasing percentage of their energy supply from renewable resources is also included under the provisions of 1999 Wisconsin Act 9. Beginning in 2001, retail energy providers must provide 0.5% of their Wisconsin retail electric sales from renewable energy, with the percentage increasing to 2.2% by the year 2011. The Company's "Power the Future" proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law.

In May 1999, the PSCW approved Wisconsin Electric's request to expand its "energy for tomorrowT" renewable energy program to allow participation of virtually all of its firm load customers in Wisconsin. In November 1999, the Michigan Public Service Commission approved Wisconsin Electric's request to offer the "energy for tomorrowT" renewable energy program to all of its firm load customers in the state of Michigan. The program currently has over 11,000 participants.


GAS UTILITY OPERATIONS

The Company's gas utility operations consist of Wisconsin Gas Company, which was acquired as part of the WICOR merger in April 2000, as well as the gas operations of Wisconsin Electric. Both companies are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The two companies also transport customer-owned gas. Wisconsin Gas, the largest natural gas distribution utility in Wisconsin, operates throughout the state in a territory of approximately 12,400 square miles with an estimated population of approximately 2,000,000. Wisconsin Electric's gas utility operates in four distinct service areas of about 3,800 square miles in Wisconsin: west and south of the city of Milwaukee, the Appleton area, the Prairie du Chien area and areas within Iron and Vilas Counties with an estimated population of approximately 1,200,000.

COMBINATION OF GAS UTILITY OPERATIONS:   On November 1, 2000,
Wisconsin Electric and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately $365 million as of December 31, 2000, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergies as a result of the WICOR acquisition. The combined gas operations would retain the name Wisconsin Gas Company and become the 9th largest gas distribution company in the United States as measured by delivery volumes. Assuming that the PSCW approves the transaction described above, Wisconsin Electric and Wisconsin Gas expect to make a second filing in 2001 seeking authorization to combine tariffs and rates.


Gas Deliveries

The Company's gas utility business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its gas deliveries occurring during the winter heating months. Sales of gas are also impacted by varying weather conditions from year-to-year.

See "Consolidated Selected Utility Operating Data" in Item 6 of this report for selected gas utility operating information by customer class during the period 1996 through 2000. See "Results of Operations" in Item 7 of this report for selected pro forma gas utility operating information by customer class prepared as if Wisconsin Gas had been a part of Wisconsin Energy since January 1, 1998.

WISCONSIN GAS:   Following its acquisition by the Company at the
end of April 2000, Wisconsin Gas delivered approximately
676.6 million therms to customers during 2000, 44% of which was customer-owned transported gas. Because of the timing of the acquisition, Wisconsin Gas was not a part of Wisconsin Energy during the winter of 1999-2000 heating months, limiting Wisconsin Gas's contribution to the Company's total gas deliveries during 2000. During the entire twelve months of 2000, Wisconsin Gas delivered a total of approximately 1,253.3 million therms, including customer-owned transported gas, a 2.7% increase compared with 1999. At December 31, 2000, Wisconsin Gas was transporting gas for approximately 4,600 customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 40% of total therms delivered by Wisconsin Gas during all of 2000 compared with 41% during 1999 and 40% during 1998. Wisconsin Gas had approximately 544,400 customers at December 31, 2000, an increase of approximately 1.2% since December 31, 1999.

Wisconsin Gas's maximum daily send-out during 2000 was 811,635 dekatherms on January 20, 2000. A dekatherm is equivalent to ten therms or one million British thermal units.

WISCONSIN ELECTRIC:   Total gas therms delivered by Wisconsin
Electric, including customer-owned transported gas, were approximately 944.9 million therms during 2000, a 0.1% increase compared with 1999. At December 31, 2000, Wisconsin Electric was transporting gas for approximately 445 customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 41% of total therms delivered by Wisconsin Electric during 2000, 43% during 1999 and 46% during 1998. Wisconsin Electric had approximately 407,800 gas customers at December 31, 2000, an increase of approximately 2.2% since December 31, 1999.

Wisconsin Electric's maximum daily send-out during 2000 was 706,810 dekatherms on December 5, 2000.

SALES TO LARGE GAS CUSTOMERS: The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. The electric utility operations of Wisconsin Electric is the Company's largest single gas customer.


Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas), whether it sells and transports gas to customers or only transports their gas.

The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in
Item 7 of this report. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.


Gas Supply, Pipeline Capacity and Storage

Both Wisconsin Gas and the gas operations of Wisconsin Electric have been able to meet their contractual obligations with both their suppliers and their customers despite periods of severe cold and unseasonably warm weather.

PIPELINE CAPACITY AND STORAGE:   Interstate pipelines serving
Wisconsin originate in three major gas producing areas of North
America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. The Company has contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, the companies have also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables the companies to manage significant changes in daily demand and to optimize their overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, the companies can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables the companies to reduce their overall costs.

The companies also maintain high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

The companies hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

TERM GAS SUPPLY:   Wisconsin Gas and the gas operations of
Wisconsin Electric have contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the companies' respective firm gas supply expires in any year. Management of each of the companies believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

SECONDARY MARKET TRANSACTIONS:   Capacity release is a mechanism
by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Gas and the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric and Wisconsin Gas incentive gas cost mechanisms pursuant to which the companies have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7 of this report for information on the incentive gas cost recovery mechanism. During 2000, the companies continued their active participation in the capacity release market.

SPOT MARKET GAS SUPPLY:   Wisconsin Gas and the gas operations of
Wisconsin Electric expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

GUARDIAN PIPELINE:   In March 1999, WICOR announced the formation
of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline.

The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional
8.5 mile, 16-inch lateral and will be designed to carry about 750,000 dekatherms per day of gas. The total cost of the project is approximately $238 million. The joint venture intends to finance this project using $70 million of capital contributions from the three co-owners and issuing long-term debt for the balance of the construction costs. Currently, Guardian Pipeline has firm precedent agreements to transport 88% of its design capacity. The pipeline is scheduled to be in service in November 2002.

Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $62 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination.
The preliminary determination covers all non-environmental aspects of Wisconsin Gas's application, including need and economic justification. Wisconsin Gas anticipates final approval by the PSCW in the summer of 2001. Pending receipt of all regulatory approvals, lateral construction is expected to begin in the spring of 2002 with commercial operation beginning in the fall of the same year. Wisconsin Gas expects to fund the lateral project using long-term debt financing.

The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.


OTHER UTILITY OPERATIONS

STEAM UTILITY OPERATIONS:   Wisconsin Electric's steam utility
generates, distributes and sells steam supplied by its Valley and Milwaukee County Power Plants. Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric's Valley Power Plant, a coal-fired cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2000, the steam utility had $21.9 million of operating revenues from the sale of 3,085 million pounds of steam compared with $21.3 million of operating revenues from the sale of 2,914 million pounds of steam during 1999. As of December 31, 2000, steam was used by 451 customers for processing, space heating, domestic hot water and humidification compared with 450 customers at December 31, 1999.

WATER UTILITY OPERATIONS:   To leverage off of operational
similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2000, the water utility served about 1,840 water customers in the suburban Milwaukee area compared with approximately 1,430 customers at December 31, 1999. The Company also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During all of 2000, the water utility had $0.9 million of operating revenues compared with $0.3 million of operating revenues during 1999.


UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -
Rates and Regulatory Matters" in Item 7 of this report.


                   NON-UTILITY ENERGY SEGMENT

The non-utility energy segment is involved in a variety of businesses including: development, ownership and operation of independent electric generating facilities; natural gas purchasing and marketing; energy and price risk management; investment in other energy-related entities; meter reading and technology services for gas, electric and water utilities; and tree-trimming services to electric utilities.

During 2000, the Company performed a comprehensive review of its existing portfolio of businesses and began implementing a strategy of divesting many of its current non-utility energy segment businesses. The Company expects to significantly reduce the size of current non-utility energy segment operations during 2001. As noted in further detail below, Wisconsin Energy entered into an agreement in December 2000 to sell its two existing non-utility power plants, located in the state of Connecticut. The sale of these two plants, which were originally acquired in April 1999, is expected to close in the second quarter of 2001.

Also during 2000, Wisconsin Energy announced that it planned to create a separate non-utility energy subsidiary that would construct and own 2,800 megawatts of new natural gas-fired and coal-fired generating capacity in the state of Wisconsin which would then be leased back to and operated by Wisconsin Electric. For further information about Wisconsin Energy's "Power the Future" strategy, see "Utility Energy Segment" above as well as "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report. Implementation of the "Power the Future" strategy is subject to a number of state and federal regulatory approvals as well as the amendment of several state laws in Wisconsin.


Wisvest Corporation

The mission of Wisvest Corporation ("Wisvest") has been to develop, own and operate electric generating facilities and to invest in other energy-related entities. During the twelve months ended December 31, 2000, Wisvest had $253.3 million of consolidated operating revenues compared with $193.2 million of consolidated operating revenues during 1999. During 2001, the Company expects to divest of certain of Wisvest's assets. As of December 31, 2000, Wisvest operations and investments included:

WISVEST-CONNECTICUT, LLC:   Wisvest-Connecticut, LLC, a wholly-
owned subsidiary of Wisvest, owns and operates two fossil-fueled power plants in the state of Connecticut. The plants include the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, and the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. These plants were originally acquired in April 1999. Wisconsin Energy expects to close on the sale of its two Connecticut power plants in the second quarter of 2001. For additional information concerning the pending sale of these plants, see "Note C - Asset Sales and Divestitures" in the Notes to Financial Statements in
Item 8 of this report.

GRIFFIN ENERGY MARKETING:   Griffin Energy Marketing, L.L.C., a
division of Wisvest, markets energy-related services and trades electricity.

CHILLED WATER PRODUCTION AND DISTRIBUTION FACILITIES:   The
chilled water production and distribution facilities that are part of the Milwaukee County Power Plant which provides services to customers on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

CALUMET ENERGY TEAM, LLC:   In November 1999, Calumet Energy
Team, LLC signed two agreements with the City of Chicago, Illinois to support the construction of a 308-megawatt natural gas-fired peaking power plant and to enter into a ten-year capacity reservation agreement for 50 megawatts of plant capacity. Wisvest has a 90% ownership interest in Calumet Energy Team, LLC, the developer and intended operator of the project. Construction is currently in progress. The facility is anticipated to have a total project cost of approximately
$150 million with startup anticipated in the summer of 2001. The project is being financed through utilization of Wisconsin Energy corporate facilities.

OTHER:   The Company has minority interests in other energy-
related entities such as a cogeneration facility in the state of Maine, the Androscoggin Cogeneration Center, and Kaztex Energy Management, Inc., a strategic energy management services company with a focus on natural gas management. Kaztex is the oldest energy marketer in the state of Wisconsin.


Other Non-Utility Energy Operations

WICOR ENERGY SERVICES COMPANY:   WICOR Energy, which was acquired
as part of the WICOR merger in April 2000, engages in natural gas purchasing and marketing as well as in energy and price risk management. WICOR Energy sells gas on a for-profit basis and supplies gas to many large interruptible customers that formerly purchased gas from the Company. WICOR Energy is positioning itself to supply smaller firm customers if and when regulation changes to permit customer choice. During the twelve months ended December 31, 2000, WICOR Energy had $134.0 million of operating revenues compared with $48.6 million of operating revenues during 1999. In February 2001, the Company announced that it expects to merge WICOR Energy into Kaztex Energy Management, Inc. in April 2001.

FIELDTECH, INC.:   FieldTech, which was acquired as part of the
WICOR merger in April 2000, provides meter reading and technology services for gas, electric and water utilities. FieldTech is positioning itself to provide services to customers if and when regulation changes to open those services to competition. During the twelve months ended December 31, 2000, FieldTech had $14.8 million of operating revenues compared with $11.9 million of operating revenues during 1999.

NORTHERN TREE SERVICE, INC.:   Northern Tree Service, Inc. is
engaged in tree trimming in the state of Michigan's eastern Upper
Peninsula.  During the twelve months ended December 31, 2000,
Northern Tree had $0.5 million of revenues compared with $0.6 million of revenues during 1999.


                      MANUFACTURING SEGMENT

Wisconsin Energy acquired its manufacturing segment as part of the WICOR merger in April 2000. Prior to April 2000, Wisconsin Energy did not have any manufacturing operations. The manufacturing segment consists of WICOR Industries, Inc., an intermediary holding company, and its three primary subsidiaries:
Sta-Rite, SHURflo and Hypro. During the twelve months ended December 31, 2000, WICOR Industries, Inc. had $563.7 million of consolidated operating revenues compared with $511.0 million of consolidated operating revenues during 1999.

STA-RITE INDUSTRIES, INC.:   Sta-Rite is incorporated under the
laws of the state of Wisconsin and maintains its principal office and place of business in Delavan, Wisconsin. Sta-Rite is a manufacturer and marketer of pumps, tanks, water treatment products and fluid handling equipment for the water systems, agricultural, pool/spa and water treatment markets world wide. Sta-Rite's products are manufactured at 16 locations with facilities in the United States, Australia, China, Germany, India, Italy, Mexico and New Zealand and are sold through a world wide network of distributors, retailers and original equipment manufacturers.

SHURFLO PUMP MANUFACTURING CO.:   SHURflo is incorporated under
the laws of California and maintains its principal office and place of business in Santa Ana, California. SHURflo manufactures high performance pumps and fluid handling equipment for the beverage/food service, recreational vehicle, marine, industrial, and water treatment markets. Its products are manufactured in California and England. They are sold and distributed globally through original equipment manufacturers and a network of distributors.

HYPRO CORPORATION:   Hypro is incorporated under the laws of the
state of Minnesota and maintains its principal office and place of business in New Brighton, Minnesota. Hypro manufactures pumps, accessories and pumping systems for agricultural, marine, industrial and firefighting markets. Hypro's products are manufactured in Minnesota, Oregon and England and are sold to original equipment manufacturers, distributors and agricultural retailers.


U.S. Operations

Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, water filters, pool and spa filters, pool heaters and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, hot tubs, jetted bathtubs, and fountains. The manufacturing businesses also produce large higher capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

High performance pumps, related fluids-handling products, accessories and pumping systems have applications in a variety of markets, including: (1) the food service industry, where gas-operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for multiple applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other purposes including marine engine cooling, marine washdown, bilge and livewell pumping; (3) agricultural markets, for spraying fertilizers and pesticides on crops; (4) industrial markets, where applications include carpet cleaning machines for soil extraction, firefighting and pressure cleaning applications and general industrial uses requiring fluid handling; and (5) the water purification industry, where electric motor driven pumps are used to pressure reverse osmosis systems for water transfer.

Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas, and for the food service, recreational vehicle, agricultural spraying, marine engine cooling, and foam proportioning systems for the firefighting markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Trademarked brand names include "AquaTools," "Berkeley," "Edwards," "Fiberdyne," "Flotec," "FoamPro," "Hydro-Flow," "Hypro," "Lurmark," "Nocchi," "Omnifilter," "Onga," "Park," "Rivaflo," "Sherwood," "SHURflo," "Simer," "Sta-Rite" and "Tate-Western."

Domestic pumps and water products are sold and serviced primarily through a network of independent distributors, dealers, retailers and manufacturers' representatives serving the well drilling, hardware, plumbing, water treatment, pump installing, irrigation, pool and spa, food service, recreational vehicle, marine, industrial, commercial and do-it-yourself markets. Sales are also made on a private label basis to large customers in various water products markets and to original equipment manufacturers.

Backlog of orders for pumps and water products is not a significant indicator of future sales.


International Operations

International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on five continents. Foreign manufacturing is carried out by Australian, Chinese, English, German, Indian, Italian, Mexican and New Zealand operations. The products sold in international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. During the twelve months ended December 31, 2000, non-domestic operating revenues, including exports, were 24% of 2000 manufacturing segment sales compared with 27% during 1999.


Raw Materials and Patents

Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of the Company's primary lines of products include: cast iron, aluminum and bronze castings for pumps; copper wire, steel and aluminum for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. The manufacturing units also purchase from third-party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die-cast metal parts, and hardware and electrical components. Although the manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is material to the success of the manufacturing businesses as a whole.


                  OTHER NON-UTILITY OPERATIONS

Minergy Corp.

Minergy Corp. is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products, including renewable energy. During the twelve months ended December 31, 2000, Minergy had $17.3 million of consolidated operating revenues compared with $9.7 million of consolidated operating revenues during 1999. Current Minergy operations and investments include:

MINERGY NEENAH, LLC:   In 1998, Minergy Neenah, LLC opened a
facility in Neenah, Wisconsin that recycles paper sludge from area paper mills using the Company's patented Glass Aggregate technology into three usable and salable products: Glass Aggregate, steam and electricity. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge.

The Neenah facility has demonstrated the feasibility of the technology and provided important data for the development of future Minergy technologies. During 2000, Wisconsin Energy engaged an outside consultant to evaluate the Neenah facility and the long-term benefits of the Minergy technologies. The results of the consultant's evaluation confirmed that the Minergy technologies are viable, innovative and needed in the market. As a result of this study, the Company intends to continue to pursue development of the Minergy businesses.

GLASSPACK, LLC:   Minergy has designed, permitted and constructed
the GlassPack demonstration facility in Winneconne, Wisconsin. This facility is a scaled-down modular version of the Glass Aggregate technology and is ideally suited for smaller wastewater treatment plants. Minergy has successfully tested numerous municipal and paper wastewater sludge at this plant. Minergy is currently pursuing development of GlassPack installations with several municipalities in the United States.

MINERGY DETROIT, LLC:   In September 1999, the City Council of
Detroit, Michigan, awarded a 15-year contract to Minergy
Detroit, LLC, a wholly owned subsidiary of Minergy Corp., to recycle 500 to 600 dry tons per day of the city's wastewater solids into a Glass Aggregate product. The 15-year contract is contingent upon obtaining proper performance bonding and financing as well as upon reaching agreement with the City of Detroit on the results of a series of post-startup tests.
Subject to the satisfactory resolution of the contingent items, Minergy Detroit, LLC expects to begin construction of a proposed $150 million recycling facility project in the Delray area of Detroit in the fourth quarter of 2001 with startup anticipated in 2004.


Wispark LLC

Wispark LLC, formerly Wispark Corporation, develops and invests in real estate. During the twelve months ended December 31, 2000, Wispark had $35.5 million of consolidated operating revenues compared with $19.5 million of consolidated operating revenues during 1999.

Wispark has developed several well known business parks primarily in southeastern Wisconsin, and to a lesser extent in the metropolitan Chicago and Minneapolis/St. Paul markets. Wispark's flagship development, the 1600-acre LakeView Corporate Park located near Kenosha, Wisconsin is home to more than 65 companies located in more than 7 million square feet of buildings that have been developed on property in excess of 750 acres. Many out-of-state firms have located in this park, creating a significant number of new jobs and increased demand for electricity and natural gas.

In May 2000, Wisconsin Energy announced that Wispark would substantially reduce its existing real estate portfolio and concentrate its efforts in southeastern Wisconsin. During 2000, two significant transactions with Interstate Partners, LLC and CenterPoint Properties were completed selling over $107 million of assets to those entities. Additional dispositions are anticipated in 2001. Wispark has also forged a joint venture with CenterPoint Properties to develop industrial buildings on the remaining land in the three business parks in which Wispark will continue to have considerable land holdings for the near future: LakeView Corporate Park; GrandView Business Park (Racine County, WI); and NorthWest Corporate Park (Elgin, IL).

During 2001, Wispark plans to revise its mission to place emphasis upon smaller projects and those located within the existing developed urban areas of the larger cities in southeastern Wisconsin.


Other Non-Utility Subsidiaries

Other non-utility subsidiaries primarily include:

WISCONSIN ENERGY CAPITAL CORPORATION:   Wisconsin Energy Capital
Corporation engages in investing and financing activities.
Activities include advances to affiliated companies, and investments in financial instruments and in partnerships developing low- and moderate-income housing projects. Other investments may be made from time to time.

WEC NUCLEAR CORPORATION:   WEC Nuclear Corporation has a 20%
ownership interest in Nuclear Management Company, LLC. Formed during the first quarter of 1999, Nuclear Management Company, LLC provides services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information about the Nuclear Management Company, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

WITECH CORPORATION:   Witech Corporation is a venture capital
company operating in the state of Wisconsin. At December 31, 2000, Witech had investments in nine companies and one fund totaling more than $51 million. Among others, the companies include: a provider of partner relationship management and business to business e-Commerce solutions for manufacturers in selected industries with shared service networks and distribution channels, and a manufacturer of electronic components. Wisconsin Energy continues to evaluate the Witech portfolio in connection with its announced strategy to focus on core investments.

WEC INTERNATIONAL INC.:   WEC International, Inc. currently has
one investment in a joint venture in the Netherlands involving waste treatment and by-product utilization activities. This investment is insignificant to Wisconsin Energy. The joint venture filed for bankruptcy in January of 2001.

BADGER SERVICE COMPANY:   Badger Service Company holds coal
rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.


                           REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is an exempt holding company by order of the United States Securities and Exchange Commission under
Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and, accordingly, is exempt from the law's provisions other than with respect to certain acquisitions of securities of a public utility.

NON-UTILITY ASSET CAP:   In October 1999, the Wisconsin State
Legislature passed amendments to the non-utility asset cap provisions of Wisconsin's public utility holding company law as part of the 1999-2001 biennial state budget, 1999 Wisconsin
Act 9. As a result, Wisconsin Energy remains subject to certain restrictions which have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the amended law exempts energy-related assets and assets used for providing environmental engineering services and for processing waste materials from being counted against the asset cap provided that they are employed in qualifying businesses. In addition, the amended law exempts the provision of metering services and manufacturing, distributing or selling products for filtration, pumping water or other fluids, processing or heating water, handling fluids or other related activities.

For Wisconsin Energy to qualify for the amended non-utility asset cap rules, all of its public utility affiliates were required to irrevocably transfer their electric transmission facilities and rights of way in the state of Wisconsin to the American Transmission Company, LLC. As described in further detail under "Utility Energy Segment" above and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report, Wisconsin Electric and Edison Sault transferred their electric transmission system assets to the American Transmission Company effective January 1, 2001.


Utility Energy Segment

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas, steam and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and other various matters. Wisconsin Electric and Edison Sault are both subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the Federal Energy Regulatory Commission. Wisconsin Electric and Edison Sault are subject to regulation of the Federal Energy Regulatory Commission with respect to wholesale power service, and accounting. Edison Sault is subject to regulation of the Federal Energy Regulatory Commission with respect to the issuance of certain securities.

The following table compares the source of the Company's utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2000.

                                               2000                  1999                  1998
                                           ------------          ------------          ------------
                                        Amount     Percent    Amount     Percent    Amount     Percent
                                        ------     -------    ------     -------    ------     -------
                                                            (Millions of Dollars)
Public Service Commission
of Wisconsin
  Electric Utility - Retail            $1,517.7      59.3%   $1,465.7      71.5%   $1,434.3      72.5%
  Gas Utility - Retail                    736.3      28.8%      306.8      15.0%      295.9      14.9%
  Other Utility - Retail                   22.6       0.9%       21.3       1.0%       20.5       1.0%
                                       --------     ------   --------     ------   --------     ------
    Total                               2,276.6      89.0%    1,793.8      87.5%    1,750.7      88.4%
Michigan Public Service Commission
  Electric Utility - Retail               151.2       5.9%      139.7       6.8%      128.3       6.5%
Federal Energy regulatory Commission
  Electric Utility - Wholesale            128.9       5.1%      116.7       5.7%      101.0       5.1%
                                       --------     ------   --------     ------   --------     ------
Total Utility Operating Revenues       $2,556.7     100.0%   $2,050.2     100.0%   $1,980.0     100.0%
                                       ========     ======   ========     ======   ========     ======


For information concerning the pending implementation of full electric retail competition in the state of Michigan effective
January 1, 2002, see "Factors Affecting Results, Liquidity and
Capital Resources" in Item 7 of this report.

Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant facilities are subject to regulation by the United States Nuclear Regulatory Commission. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. Wisconsin Electric's, Wisconsin Gas's and Edison Sault's operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency, the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

ELECTRIC RELIABILITY LEGISLATION:   In 1998, the Wisconsin State
Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. The 1997 Wisconsin Act 204 included new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to utility facilities in excess of 100 megawatts. The PSCW is currently engaged in a rule making proceeding involving the applicability of Act 204 to utility affiliates seeking to construct facilities in the state of Wisconsin.

PUBLIC BENEFITS:   Public benefits legislation was also included
in 1999 Wisconsin Act 9. The law created new funding of $44 million to be collected by utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs is being shifted to the Department of Administration, which will administer the funds for a statewide public benefits program. The new law also requires utilities to provide a specified proportion of its retail energy sales in programs such as Wisconsin Electric's "energy for tomorrow" renewable energy program.

AFFILIATE INTEREST POLICIES DOCKET:   From late 1998 through
early 2000, the PSCW reviewed the policies on standards of conduct governing diversification of activities that can be performed within the utility and utility affiliates. During these proceedings, Wisconsin Electric took the position that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Electric or another vendor for these products and services. In April 2000, the PSCW issued an order which allows utilities to continue to provide and sell products and services other than core utility products as long as the related costs are fully allocated and not subsidized by ratepayers.


Non-Utility Energy Segment

Wisvest-Connecticut, LLC is an exempt wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935. Wisvest-Connecticut, LLC's operations are subject to regulation of the Federal Energy Regulatory Commission with respect to wholesale power service and to regulations, where applicable, of the United States Environmental Protection Agency ("EPA") and the Connecticut Department of Environmental Protection.


                    ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in "Liquidity and Capital Resources" in Item 7 of this report. For discussion of additional environmental issues, see "Environmental Matters" in Item 3 of this report. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

UTILITY ENERGY SEGMENT:   Compliance with federal, state and
local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $37 million in 2000 compared with $44 million in 1999. Expenditures incurred during 2000 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are budgeted at approximately $59 million during 2001, reflecting nitrogen oxide ("NOx") control equipment needed to comply with ozone non-attainment rules promulgated by the Environmental Protection Agency.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $41 million during 2000 and $37 million during 1999 and 1998.

NON-UTILITY ENERGY SEGMENT:   Wisvest-Connecticut, LLC and its
two power plants are subject to various rules and regulations promulgated by the EPA, including ozone non-attainment rules applicable to a 19-state region east of the Mississippi River. The state of Connecticut has adopted the EPA's requirements, which will require affected plants, including those owned by Wisvest-Connecticut, LLC, to reduce emissions of NOx. The state of Connecticut adopted additional regulations in December 2000 to further reduce the emissions of NOx and sulfur dioxide ("SO2"). The ultimate method and cost of compliance will be the responsibility of the anticipated acquirer of the two power plants, which are expected to be sold during 2001.

Sub-surface, non-aqueous petroleum liquids have been identified at both power plant sites that were acquired by Wisvest-Connecticut, LLC. The Company is currently completing studies and plans to bring the two sites into compliance with applicable standards in the state of Connecticut. The ultimate methods and costs of compliance will be the responsibility of the anticipated acquirer of the two power plants, which are expected to be sold during 2001.


Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

GIDDINGS AND LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is appealing the case. For additional information, see "Environmental Matters" in Item 3 and "Note N - Commitments and Contingencies" in the Notes to Financial Statements in Item 8 of this report.

MUSKEGO LANDFILL:   On January 2, 2001, three individuals filed
an action in the circuit court of Milwaukee County against Waste Management of Wisconsin, Inc., Wisconsin Electric and others alleging environmental contamination emanating from the Muskego landfill in Muskego, Wisconsin. The Muskego landfill was operated by Waste Management and was classified as an EPA Superfund Site. The plaintiffs, who are adjacent landowners to the site, are alleging that the defendants are liable on various theories for groundwater contamination. Plaintiffs are requesting, inter alia, further remediation, damages for personal injury, loss of property value and punitive damages. Wisconsin Electric is investigating the matter but believes that in 1996 it entered into a buyout agreement as a De Minimis party with Waste Management and nine other potentially responsible parties ("PRP's") concerning groundwater contamination on this site and that the PRP's must therefore indemnify and defend Wisconsin Electric in this action.

WEST AVENUE LANDFILL:   During 1996, Wisconsin Electric was
informed by the City of Waukesha that it has been identified as a "responsible party" at a former Waukesha landfill which the city will be remediating under Wisconsin state law. The City of Waukesha invoked a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and remediation cost sharing and hired a private environmental allocation consultant to apportion cost shares in an attempt to promote voluntary settlement. The consultant issued a non-binding final allocation report assigning a zero share of responsibility to Wisconsin Electric. Wisconsin Electric was offered and accepted a De Minimis Party Settlement Agreement releasing and indemnifying Wisconsin Electric from claims for site liabilities in exchange for a settlement payment of $3,500.


Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note N - Commitments and Contingencies" in the Notes to Financial Statements in Item 8 of this report. Sites currently undergoing remediation include:

HIGHWAY 59 LANDFILL:   In 1989, a sulfate plume was detected in
the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and will complete final landscaping of the site in early 2001. Total remediation of this site is estimated to be $6 million.

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

OAK CREEK NORTH LANDFILL:   Groundwater impacts at this landfill,
located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future financial impacts to Wisconsin Electric are projected to be minimal.

LAKESIDE LANDFILL:   During 2001, Wisconsin Electric expects to
begin investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Until the investigation work has been completed and a remedial plan developed, Wisconsin Electric cannot estimate any related remediation costs.


Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See
"Note N - Commitments and Contingencies" in the Notes to
Financial Statements in Item 8 of this report.


Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country's electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. Phase I became effective in 1995 and Phase II became effective during the year 2000. The Company has met the requirements of Phase I. The Phase II requirements of the 1990 amendments to the Federal Clean Air Act are expected to have minimal future impacts on the Company's utilities because of existing cost effective compliance strategies and previous actions taken. Ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases over the next seven years.

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.


                              OTHER

RESEARCH AND DEVELOPMENT:   Research and development expenditures
by Wisconsin Electric amounted to $6.8 million during 2000, $8.0 million during 1999 and $7.5 million during 1998. Such expenditures were primarily for improvement of service and abatement of air and water pollution by the electric utility operations. During all of 2000, the manufacturing segment incurred research and development expenditures of approximately $12 million for the development of new or improved products. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

EMPLOYEES:   The Company added 4,581 employees during 2000
including approximately 4,500 new employees due to the WICOR merger on April 26, 2000.

At December 31, 2000, the following number of individuals were employed by Wisconsin Energy and its subsidiaries:

                                        Full Time        Part Time           Total
                                        ---------        ---------           -----
Utility Energy Segment
  Wisconsin Electric                      5,402             168              5,570
  Wisconsin Gas                             951              83              1,034
  Edison Sault                               70              -                  70
                                         ------             ---             ------
    Total                                 6,423             251              6,674
Non-Utility Energy Segment                  736              16                752
Manufacturing Segment                     2,936              -               2,936
Other                                        96              -                  96
                                         ------             ---             ------
    Total Employees                      10,191             267             10,458
                                         ======             ===             ======


Of these employees, the following number of individuals were represented under labor agreements as of December 31, 2000.

                                   Number of Employees
                                   -------------------
Utility Energy Segment
  Wisconsin Electric                      3,733
  Wisconsin Gas                             633
  Edison Sault                               49
                                          -----
    Total                                 4,415
Non-Utility Energy Segment
  Wisvest-Connecticut, LLC                  116
                                          -----
Total Employees                           4,531
                                          =====



ITEM 2.PROPERTIES

The principal properties of Wisconsin Energy and its subsidiaries are owned in fee except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.


                     UTILITY ENERGY SEGMENT

Effective January 1, 2001, Wisconsin Electric and Edison Sault exited the electric transmission business by contributing all of their transmission assets to the American Transmission Company LLC in exchange for equity interests in this new company. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

WISCONSIN ELECTRIC:   Wisconsin Electric owns the following
generating stations with dependable capabilities as indicated.

                                                                    Dependable Capability
                                                                       In Megawatts (a)
                                                      No. of        ---------------------
                                                    Generating     August         December
                Name                  Fuel            Units         2000            2000
                ----                  ----            -----         ----            ----
Steam Plants
  Point Beach                        Nuclear            2           1,012          1,022
  Oak Creek                          Coal               4           1,135          1,139
  Presque Isle                       Coal               9             617            617
  Pleasant Prairie                   Coal               2           1,200          1,210
  Port Washington                    Coal               4             320            320
  Valley                             Coal               2             267            227
  Edgewater 5 (b)                    Coal               1             102            102
  Milwaukee County                   Coal               3              11             11
                                                       --           -----          -----
Total Steam Plants                                     27           4,664          4,648
Hydro Plants (14 in number)                            37              63             67
Germantown Combustion Turbines (c)   Gas/Oil            5             345            345
Concord Combustion Turbines          Gas/Oil            4             376            376
Paris Combustion Turbines            Gas/Oil            4             388            388
Other Combustion Turbines & Diesel   Gas/Oil            6              55             62
                                                       --           -----          -----
    Total System                                       83           5,891          5,886
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

(c) During 2000, a fifth generating unit was added and inlet air coolers were installed on existing generating units at Germantown Power Plant, increasing the capacity of the plant and improving dependable capability during hot summer months.


At December 31, 2000, Wisconsin Electric was operating approximately 21,900 pole-miles of overhead distribution lines and 17,800 miles of underground distribution cable as well as approximately 350 distribution substations and 243,900 line transformers.

As of December 31, 2000, Wisconsin Electric's gas distribution system included approximately 8,200 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 7,000 dekatherms per day of supply to the system.

At December 31, 2000, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

WISCONSIN GAS:   Wisconsin Gas owns a distribution system which,
on December 31, 2000, included approximately 9,600 miles of distribution and transmission mains, 455,000 service laterals and 535,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. In December 2000, the Company announced that it expects to sell the main office building of Wisconsin Gas during the second quarter of 2001.

EDISON SAULT:   Edison Sault's major source of electric energy is
its 29.8 megawatt hydroelectric generating plant on the St. Mary's River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8 megawatt diesel-fired peaking power plant.

Edison Sault owned two 138 kilovolt submarine transmission cable circuits which interconnect with Consumers Energy Company in the Lower Peninsula of Michigan, as well as two 138 kilovolt substations which interconnect with a 46 mile, 138 kilovolt transmission line owned and operated by Cloverland Electric Cooperative. In total, Edison Sault had 306 miles of transmission line in service as of December 31, 2000, all of which were transferred to the American Transmission Company, LLC on January 1, 2001. Edison Sault maintains approximately
800 miles of primary distribution lines and renders service to its customers through approximately 9,100 line transformers.


                   NON-UTILITY ENERGY SEGMENT

WISVEST CORPORATION:   Wisvest owns a chilled water production
and distribution facility located in Milwaukee County, Wisconsin. Wisvest-Connecticut, LLC, owns two fossil-fueled power plants in the state of Connecticut: the Bridgeport Harbor Station with an active generating capacity of 590 megawatts, and the New Haven Harbor Station with an active generating capacity of 466 megawatts. The Company expects to close on the sale of Wivest-Connecticut, LLC's two plants during the second quarter of 2001.


                      MANUFACTURING SEGMENT

The manufacturing segment has manufacturing or assembly facilities located in California (4), Indiana, Minnesota (2), Nebraska, New Hampshire, Oregon, Wisconsin, Australia, China, England, Germany, India, Italy (3), Mexico (2) and New Zealand. These plants contain more than 1,400,000 square feet of floor space. In addition, through its manufacturing business, the Company owns or leases eight sales/distribution facilities in the United States, six in Australia, two each in Mexico, Italy and New Zealand and one each in Canada, China, France, Germany, India, Italy, Kazakhstan, Russia and the United Kingdom.


                              OTHER

WISPARK LLC:   In May 2000, the Company announced that it would
sell approximately 80% of the assets of Wispark over the following 12 to 18 months. During the fourth quarter of 2000, the Company completed the sale of approximately 44% of the Wispark portfolio that is expected to be sold. As of December 31, 2000, remaining Wispark properties included the following commercial and industrial parks in the state of
Wisconsin: LakeView, located near Kenosha; GrandView in Racine County; Westridge in New Berlin; Mitchell International in Milwaukee County; and Cottonwood Commerce in Hartland. Wispark also owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference Center in Kenosha, plus other properties located in Wisconsin Electric's service territories that are held for future development. Wispark is also developing other real estate property located in the states of Illinois and Minnesota.

MINERGY CORP.:   Minergy owns a Glass Aggregate facility located
in Neenah, Wisconsin and a GlassPack facility in Winneconne, Wisconsin.

OTHER:   Badger Service Company holds rights to coal in an area
of 8,568 acres in Knox County, Indiana.



ITEM 3.LEGAL PROCEEDINGS

                      ENVIRONMENTAL MATTERS

Wisconsin Energy is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. The Company believes that, perhaps with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

See "Environmental Compliance" in Item 1 of this report, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   See
"Note N - Commitments and Contingencies" in the Notes to
Financial Statements in Item 8 of this report for matters related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

Two shareholders have brought separate derivative proceedings in Milwaukee County Circuit Court for alleged damages resulting from the Giddings & Lewis/City of West Allis Lawsuit. All of the directors of Wisconsin Energy and Wisconsin Electric are named as defendants in one of the derivative actions and a number of individual employees, as well as the Chief Executive Officer of Wisconsin Energy and Wisconsin Electric, are named as defendants in the other. In accordance with Wisconsin law, a special committee of independent directors of Wisconsin Energy, based upon an investigation of the allegations contained in both lawsuits, concluded that the maintenance of these actions is not in the best interests of the Company. Accordingly Wisconsin Energy has moved to dismiss the actions. The matter is pending.


                      UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.


                          OTHER MATTERS

USED NUCLEAR FUEL STORAGE & REMOVAL:   See "Factors Affecting
Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing spent nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

MACKINAC ISLAND LAWSUIT:     On September 1, 2000, two plaintiffs
individually and on behalf of a class of plaintiff's yet to be certified, filed a lawsuit against Edison Sault in the state court in St. Ignace, Mackinac County, Michigan for an unknown amount of damages which allegedly arose from an outage which occurred on Mackinac Island in July 2000. The matter is pending. The Company intends to vigorously defend itself against this lawsuit.

STRAY VOLTAGE:   On July 11, 1996, the PSCW issued its final
order regarding the stray voltage policies of Wisconsin's investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and appropriately placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services. While this action has been beneficial in Wisconsin Electric's efforts to manage this controversial issue, it has not had a significant impact on Wisconsin Electric's financial position or results of operations.

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system.
At the present time, four such actions are pending and one case is on appeal. Wisconsin Electric does not believe that these or any other claims thus far made or threatened against Wisconsin Electric by reason of stray voltage will result in any substantial liability on its part. Currently, there are no cases pending or threatened against Edison Sault.

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



ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Energy's security holders during the fourth quarter of 2000.



EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2000 and positions of the executive officers of Wisconsin Energy are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo (56):  Chairman of the Board, President and
                        Chief Executive Officer of Wisconsin
                        Energy since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric since 1990. Chairman of the Board and Director of WICOR and Wisconsin Gas since April 2000. Director of Wisconsin Energy since 1988. Director of Wisconsin Electric since 1989.

Charles R. Cole (54):   Senior Vice President of Wisconsin
                        Electric since January 1, 2001.  Vice
                        President - Distribution Operations of
                        Wisconsin Electric from August 1999 to
                        December 2000.  Vice President - Customer
                        Services of Kansas City Power & Light
                        from 1995 to 1999.

Stephen P. Dickson
(40): Controller of Wisconsin Energy and Wisconsin Electric since April 2000. Controller of Wisconsin Gas since June 1998. Director of Business Risk Consulting Services of Arthur
                        Andersen LLP from 1997 to 1998.  Senior
                        Manager of Arthur Andersen LLP from 1995 to 1997.

James C. Donnelly (55): Vice President of WICOR since 1992.
                        President and Chief Executive Officer of
                        WICOR Industries, Inc. since June 2000.
                        President and Chief Executive Officer of
                        Sta-Rite Industries, Inc. since 1994.

Paul Donovan (53):      Senior Vice President and Chief Financial
                        Officer of Wisconsin Energy since August
                        1999, and of Wisconsin Electric and
                        Wisconsin Gas since July 2000.  Executive
                        Vice President and Chief Financial
                        Officer of Sundstrand Corporation from
                        1990  and 1998, respectively, to 1999.

Richard R. Grigg (52):  Senior Vice President of Wisconsin Energy
                        and WICOR since July 2000 and President
                        and Chief Operating Officer of Wisconsin
                        Electric since 1995.  Vice President of
                        Wisconsin Energy from 1995 to June 2000.
                        Chief Nuclear Officer of Wisconsin
                        Electric from December 1996 to March
                        1998.  Director of Wisconsin Energy since
                        1995.  Director of Wisconsin Electric
                        since 1994.

Larry Salustro (53):    Senior Vice President and General Counsel
                        of Wisconsin Energy, WICOR, Wisconsin
                        Electric and Wisconsin Gas since July
                        2000.  Vice President of Wisconsin
                        Electric from 1997 through June 2000.
                        Regional Vice President - Law and
                        Governmental Affairs with AT&T from 1995 to 1997.

Thomas F. Schrader
(51): President of Wisconsin Gas since October 2000. Senior Vice President - Strategic Process Integration of Wisconsin Electric since April 2000. Senior Vice President of WICOR since August 2000 and Director of WICOR since 1988. Vice President of WICOR from 1988 to 1997. President and Chief Operating Officer of WICOR and Vice Chairman of its subsidiaries from 1997 to 2000. President and Chief Executive Officer of Wisconsin Gas from 1988 to 1997.

Georger E. Wardeberg
(65): Vice Chairman of the Board of Wisconsin Energy, WICOR, Wisconsin Electric and Wisconsin Gas and Director of Wisconsin Energy and Wisconsin Electric since April 2000. Director of WICOR and Wisconsin Gas since 1992. Chairman of the Board and Chief Executive Officer of WICOR from 1997 to April 2000.

Certain executive officers also hold offices in Wisconsin
Energy's non-utility subsidiaries.



                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

                  NUMBER OF COMMON STOCKHOLDERS

As of year-end 2000, based upon the number of Wisconsin Energy
Corporation stockholder accounts (including accounts in Wisconsin
Energy's dividend reinvestment and stock purchase plan), there were 77,051 registered stockholders.


                COMMON STOCK LISTING AND TRADING

Wisconsin Energy Corporation common stock is listed on the New
York Stock Exchange. The ticker symbol is WEC. Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WI Engy.


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

In September 2000, the board of directors authorized a quarterly cash dividend on its common stock, payable December 1, 2000, of $0.20 per share ($0.80 on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $0.39 per share (or $1.56 on an annualized basis).

RANGE OF WISCONSIN ENERGY COMMON STOCK PRICES AND DIVIDENDS:

                                2000                                      1999
              ----------------------------------------  ----------------------------------------
Quarter         High           Low        Dividend        High           Low        Dividend
-------         ----           ---        --------        ----           ---        --------
First          $21.19        $16.81        $0.39         $31.56        $25.06        $0.39
Second          22.94         19.81         0.39          28.13         25.06         0.39
Third           23.56         18.94         0.39          26.00         22.44         0.39
Fourth          23.00         17.88         0.20          24.19         19.06         0.39
                                           -----                                     -----
Year           $23.56        $16.81        $1.37         $31.56        $19.06        $1.56
                                           =====                                     =====

ITEM 6.   SELECTED FINANCIAL DATA

                                     WISCONSIN ENERGY CORPORATION
                         CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

     Financial                         2000 (a)       1999         1998         1997           1996
     ---------                         --------       ----         ----         ----           ----
Year Ended December 31
 Net income (Millions)                 $154.2 (b)     $209.0 (c)   $188.1       $60.7 (d)     $218.1
 Earnings per share of
  common stock
    Basic                               $1.28 (b)      $1.79 (c)    $1.65       $0.54 (d)      $1.97
    Diluted                             $1.27 (b)      $1.79 (c)    $1.65       $0.54 (d)      $1.97
 Dividends per share of
  common stock                          $1.37          $1.56       $1.555      $1.535        $1.5075

 Operating revenues (Millions)
  Utility energy                     $2,556.7       $2,050.2     $1,980.0    $1,789.6       $1,773.8
  Non-utility energy                    372.8          193.2         34.1         7.0            -
  Manufacturing                         374.2            -            -           -              -
  Other                                  51.0           29.2         25.3        10.3           13.7
                                     --------       --------     --------    --------       --------
 Total operating revenues            $3,354.7       $2,272.6     $2,039.4    $1,806.9       $1,787.5
                                     ========       ========     ========    ========       ========
At December 31 (Millions)
 Total assets                        $8,406.1       $6,061.8     $5,185.6    $4,881.6       $4,652.8
 Long-term debt and mandatorily
  redeemable trust preferred
  securities                         $2,932.7       $2,334.6     $1,749.0    $1,532.4       $1,416.1

 Utility Energy Statistics
 -------------------------
 Electric
  Megawatt-hours sold (Thousands)    32,042.4       31,257.1     29,940.4    27,671.8       27,560.4
  Customers (End of year)           1,048,711      1,027,785    1,010,318     978,835        968,735
 Gas
  Therms delivered (Millions)         1,621.5          944.1        922.8       980.7          936.9
  Customers (End of year)             952,177        398,508      388,478     376,732        367,275
 Steam
  Pounds sold (Millions)              3,085.2        2,913.9      2,773.1     3,160.6        2,704.6
  Customers (End of year)                 451            450          454         474            465

Non-Utility Energy Statistics
-----------------------------
 Independent Power Production
   Electric megawatt-hour
    sales (Thousands)                 3,213.2        2,417.2        -           -              -

 Energy Marketing, Trading &
  Services
   Electric megawatt-hour
    sales (Thousands)                 2,091.2        1,598.1        723.7       -              -
   Gas therm sales (Millions)           187.6            -            -         -              -

                      CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                               (Millions of Dollars Except Per Share Amounts) (e)
                                              ---------------------------------------------------
                                                      March                         June
                                               -------------------           -------------------
Three Months Ended                             2000           1999           2000 (a)       1999
------------------                             ----           ----           --------       ----
 Total operating revenues                     $628.0         $556.7          $755.0        $539.0
 Operating income                              119.2          104.1           102.1         108.1
 Net income                                     50.6           53.5            30.1          48.9
 Earnings per share of common stock
  Basic                                        $0.42          $0.46           $0.25         $0.42
  Diluted                                      $0.42          $0.46           $0.25         $0.42

                                                    September                      December
                                               -------------------           -------------------
Three Months Ended                             2000 (a)       1999           2000 (a)       1999
------------------                             --------       ----           --------       ----
 Total operating revenues                      $850.8        $591.3        $1,120.9        $585.6
 Operating income                               134.7         142.5            88.9         121.4
 Net income                                      44.6          68.9            28.9 (b)      37.7 (c)
 Earnings per share of common stock
  Basic                                         $0.37         $0.59           $0.24 (b)     $0.32 (c)
  Diluted                                       $0.36         $0.59           $0.24 (b)     $0.32 (c)

(a) Includes WICOR, Inc. and its subsidiaries subsequent to their acquisition on April 26, 2000.

(b) Includes net non-recurring costs, after tax, of $28.7 million or $0.24 per diluted share ($0.45 per share non-recurring gain offset by $0.69 per share of non-recurring charges relating primarily to the WICOR merger and the divestiture of non-core businesses).

(c) Includes non-recurring charges, after tax, of $10.8 million or $0.09 per diluted share for the settlement of litigation.

(d) Includes non-recurring charges, after tax, of $36.8 million or $0.33 per diluted share ($0.17 per share related to the terminated merger agreement with Northern States Power Company and $0.16 per share related to the write-down of equipment).

(e) Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     WISCONSIN ENERGY CORPORATION
                             CONSOLIDATED SELECTED UTILITY OPERATING DATA

Year Ended December 31                    2000 (a)     1999         1998         1997         1996
                                          --------     ----         ----         ----         ----
        Electric Utility
        ----------------
Operating Revenues (Millions)
  Residential                             $606.7       $584.3       $576.2       $487.2       $494.1
  Small Commercial/Industrial              550.0        524.9        496.2        430.2        421.5
  Large Commercial/Industrial              472.8        459.4        455.3        402.7        383.1
  Other Retail/Municipal                    64.7         56.7         54.7         55.2         56.3
  Resale- Utilities                         79.1         74.7         60.9         24.6         26.4
  Other Operating Revenues                  24.5         22.1         20.3         12.2         11.9
                                        --------     --------     --------     --------     --------
    Total Operating Revenues            $1,797.8     $1,722.1     $1,663.6     $1,412.1     $1,393.3
                                        ========     ========     ========     ========     ========

Megawatt-hour Sales (Thousands)
  Residential                            7,633.2      7,503.1      7,405.0      6,863.6      6,998.8
  Small Commercial/Industrial            8,524.7      8,257.7      7,746.2      7,433.1      7,204.7
  Large Commercial/Industrial           11,824.0     11,542.8     11,523.3     11,021.5     10,785.5
  Other Retail/Municipal                 1,755.8      1,531.4      1,409.3      1,412.6      1,477.0
  Resale- Utilities                      2,304.7      2,422.1      1,856.6        941.0      1,094.4
                                        --------     --------     --------     --------     --------
    Total Sales                         32,042.4     31,257.1     29,940.4     27,671.8     27,560.4
                                        ========     ========     ========     ========     ========

Number of Customers (Average)
  Residential                             934,494      915,713      904,703      876,776      867,917
  Small Commercial/Industrial             101,665       99,209       97,858       93,259       91,565
  Large Commercial/Industrial                 716          720          724          714          706
  Other                                     2,327        1,978        1,899        1,844        1,832
                                        ---------    ---------    ---------    ---------    ---------
    Total Customers                     1,039,202    1,017,620    1,005,184      972,593      962,020
                                        =========    =========    =========    =========    =========

        Gas Utility
        -----------
Operating Revenues (Millions)
  Residential                             $450.2       $193.8       $176.5       $222.0       $218.8
  Commercial/Industrial                    225.2         95.1         87.9        113.6        108.1
  Interruptible                             13.7          5.3          7.1          9.0         11.5
                                          ------       ------       ------       ------       ------
    Total Retail Gas Sales                 689.1        294.2        271.5        344.6        338.4
  Transported Customer-Owned Gas            31.3         14.6         12.0         13.4         11.7
  Transported - Interdepartmental            1.5          1.8          2.5          3.1          3.1
  Other Operating Revenues                  14.4         (3.8)         9.9         (5.9)        11.7
                                          ------       ------       ------       ------       ------
    Total Operating Revenues              $736.3       $306.8       $295.9       $355.2       $364.9
                                          ======       ======       ======       ======       ======

Therms Delivered (Millions)
  Residential                              569.0        329.0        289.5        347.9        372.0
  Commercial/Industrial                    336.5        195.3        182.0        211.5        225.2
  Interruptible                             24.9         16.3         23.3         24.5         35.9
                                          ------       ------       ------       ------       ------
    Total Retail Gas Sales                 930.4        540.6        494.8        583.9        633.1
  Transported Customer-Owned Gas           650.1        347.9        349.4        387.2        292.6
  Transported - Interdepartmental           41.0         55.6         78.6          9.6         11.2
                                         -------        -----        -----        -----        -----
    Total Therms Delivered               1,621.5        944.1        922.8        980.7        936.9
                                         =======        =====        =====        =====        =====

Number of Customers (Average)
  Residential                            697,570      360,084      347,747      339,002      330,153
  Commercial/Industrial                   62,626       32,594       31,586       30,594       29,936
  Interruptible                               72           89          146          170          190
  Transported Customer-Owned Gas           3,247          328          271          254          230
  Transported - Interdepartmental              6            6            6            7            8
                                         -------      -------      -------      -------      -------
    Total Customers                      763,521      393,101      379,756      370,027      360,517
                                         =======      =======      =======      =======      =======

     Degree Days (b)
  -----------------------
  Heating (6,887 Normal)                   6,716        6,318        5,848        7,101        7,469
  Cooling (681 Normal)                       566          753          800          407          608

(a) Includes Wisconsin Gas Company subsequent to the acquisition of WICOR, Inc. on April 26, 2000. Average gas customers are weighted for the eight months when Wisconsin Gas was a part of Wisconsin Energy.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a diversified holding company with subsidiaries primarily in a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context, when used in this document the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries.

The utility energy segment is engaged primarily in the business of generating electricity and distributing electricity and natural gas. Currently, the non-utility energy segment is principally engaged in independent electric power production as well as in energy marketing, trading and services activities.
The manufacturing segment consists of companies which manufacture pumps as well as fluid processing and pump filtration equipment. In addition, Wisconsin Energy has several other subsidiaries, the primary two of which are engaged in the development and marketing of recycling technologies and in the development and investment in real estate.

The Company seeks to grow shareholder value by leveraging on the core competencies of its business segments. To accomplish this goal, Wisconsin Energy performed a comprehensive review of its portfolio of businesses during 2000 and began implementing the following general strategies for the next decade:

  *  ELECTRIC GENERATION:   Improve the supply of reasonably
     priced electric power in Wisconsin through the "Power the Future" strategy.

  *  ENERGY DISTRIBUTION:   Upgrade the Company's electric and
     gas utility distribution systems to increase reliability and enable economic expansion in Wisconsin through the "Power the Future" strategy and combine the gas operations and the customer service functions of its gas utilities to realize synergy savings and increase customer satisfaction.

  *  MANUFACTURING:   Globalize the pump manufacturing business,
     improve margins, grow market share and make value-adding acquisitions.


This comprehensive portfolio review also led to a decision to divest of businesses that the Company determined to not involve core competencies. In December 2000, Wisconsin Energy entered into an agreement to sell its two existing non-utility power plants, located in the state of Connecticut, which will significantly reduce the size of current non-utility energy segment operations. The sale of these two plants, which were originally acquired in April 1999, is expected to close in the second quarter of 2001. In May 2000, the Company announced that it would sell approximately 80% of its portfolio of non-utility real estate assets during the next two years, which is expected to significantly reduce the size of its non-utility real estate operations.

For information concerning the "Power the Future" strategy, see
"Factors Affecting Results, Liquidity and Capital Resources" below.

ACQUISITION OF WICOR, INC.: On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR"). WICOR is the parent of Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution utility in Wisconsin, and of WICOR Industries, Inc., an intermediate holding company which holds the stock of several manufacturers of pumps as well as fluid processing and filtration equipment. This business combination was accounted for as a purchase, and, therefore, is reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition.

CAUTIONARY FACTORS:   A number of forward-looking statements are
included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors mentioned throughout this document and below in "Cautionary Factors."


                      RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The Company's earnings for the year ended December 31, 2000 were negatively impacted by the timing of the WICOR acquisition, by non-recurring charges related to the WICOR acquisition and the announced divestiture of certain non-core businesses.

Following their acquisition, the WICOR companies contributed $0.26 per share to Wisconsin Energy's earnings during 2000. However, WICOR merger-related costs of $0.41 per share, consisting primarily of goodwill and interest charges, exceeded WICOR's earnings before such costs by $0.15 per share. WICOR's post-merger earnings during 2000 did not include the first quarter heating season of Wisconsin Gas, which historically is its highest quarter of earnings. For the year ending 2001, management expects the WICOR acquisition to be accretive to the Company.

In December 2000, the Company recorded non-recurring charges totaling $0.69 per share, including $0.33 per share related to severance, merger-related and other items, $0.26 per share related to the write-down of certain non-core investments and a one-time contribution of $0.10 per share to the Wisconsin Energy Foundation to assist it in becoming self-funded. Of the $0.69 per share of non-recurring charges during 2000, $0.38 was attributable to the utility energy segment and $0.31 was associated with the divestiture of non-core businesses or the write-down of certain non-utility investments. In October 2000, the Company completed the sale of its investment in SkyGen Energy Holdings, LLC, which resulted in a gain of $0.45 per share.

During 2000, Wisconsin Energy's earnings before non-recurring items were $1.51 per share compared with $1.88 per share during 1999. In addition to the impact of the WICOR acquisition, 2000 earnings were also negatively impacted by increased fuel and purchased power expenses and by cool summer weather during 2000. During 1999, the Company had recorded a one time charge of $0.09 per share related to the settlement of litigation. With no non-recurring items during the year, Wisconsin Energy posted earnings of $1.65 per share during 1998.

The following table compares Wisconsin Energy's diluted earnings per share by business segment for each of the comparative periods.

                                                 2000
                                  ----------------------------------
                               Excluding        Merger
  Diluted Earnings Per Share     Merger        Costs (a)       Total          1999           1998
  --------------------------   ---------       ---------       -----          ----           ----
Utility Energy Segment          $1.82          ($0.12)         $1.70          $1.94          $1.62
Non-Utility Energy Segment       0.01             -             0.01           0.02          (0.02)
Manufacturing Segment            0.18           (0.12)          0.06            -              -
Other                           (0.09)          (0.17)         (0.26)         (0.08)          0.05
                                -----          -------         -----          -----          -----
  Earnings Before Non-
    Recurring Items              1.92           (0.41)          1.51           1.88           1.65
Non-Recurring Items (b)         (0.24)            -            (0.24)         (0.09)           -
                                -----          -------         -----          -----          -----
  Net Earnings                  $1.68          ($0.41)         $1.27          $1.79          $1.65
                                =====          =======         =====          =====          =====

(a) Includes $0.10 per share of goodwill amortization expense and $0.26 per share of interest expense net of tax related to the WICOR merger.

(b) During 2000, non-recurring items consists of $0.69 per share of non-recurring charges partially offset by a $0.45 per share gain on the sale of the Company's interest in SkyGen. During 1999, non-recurring items consists of a $0.09 per share charge for settlement of litigation.

An analysis of contributions to earnings by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility net earnings during 2000, which include non-recurring charges and merger costs associated with Wisconsin Gas, declined by $56.0 million when compared to 1999. The primary causes for this decline were $43.9 million of non-recurring charges, net of tax, at Wisconsin Electric primarily associated with the WICOR merger, increased fuel and purchased power costs at Wisconsin Electric and cooler than normal summer weather. In addition, Wisconsin Gas contributed earnings of $9.9 million before non-recurring charges of $2.0 million and merger-related costs of $14.3 million.

During 1999, utility energy segment earnings increased by $31.3 million when compared with 1998 due in large part to increases in electric and gas utility gross margins offset in part by a one time charge during 1999 related to the settlement of litigation.

The following table summarizes the utility energy segment's earnings during 2000, 1999 and 1998.

                                                            2000
                                             -------------------------------
                                             Wisconsin
      Utility Energy Segment                  Gas (a)    Other (b)     Total       1999        1998
----------------------------------           ---------   ---------     -----       ----        ----
                                                               (Millions of Dollars)
Operating Revenues
  Electric Utility                             $  -      $1,797.8    $1,797.8    $1,722.1    $1,663.6
  Gas Utility                                   336.7       399.6       736.3       306.8       295.9
  Other Utility                                   0.6        22.0        22.6        21.3        20.5
                                               ------    --------    --------    --------    --------
Total Operating Revenues                        337.3     2,219.4     2,556.7     2,050.2     1,980.0
Fuel and Purchased Power                          -         513.5       513.5       458.9       461.4
Cost of Gas Sold                                228.0       258.7       486.7       174.0       175.5
                                               ------    --------    --------    --------    --------
    Gross Margin                                109.3     1,447.2     1,556.5     1,417.3     1,343.1
Other Operating Expenses
  Other Operation and Maintenance                55.0       702.9       757.9       656.6       666.7
  Depreciation, Decommissioning
    and Amortization                             32.3       276.2       308.5       237.2       227.3
  Property and Revenue Taxes                      3.2        67.8        71.0        68.3        61.7
                                               ------    --------    --------    --------    --------
    Operating Income                             18.8       400.3       419.1       455.2       387.4
Other Income (Deductions)                        (3.8)       (9.8)      (13.6)       (5.5)        8.0
Financing Costs                                  20.9       119.6       140.5       115.5       113.2
                                               ------    --------    --------    --------    --------
    Income Before Income Taxes                   (5.9)      270.9       265.0       334.2       282.2
Income Taxes                                      0.5       104.5       105.0       118.2        97.5
                                               ------    --------    --------    --------    --------
Net Earnings (Loss)                             ($6.4)     $166.4      $160.0      $216.0      $184.7
                                               ======    ========    ========    ========    ========

(a) Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.

</TALBE>


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's electric utility operating revenues and its gross margin (total electric utility operating revenues less fuel and purchased power expenses) during 2000 with similar information for 1999 and 1998.



Electric Utility Operations          2000          1999          1998
---------------------------        --------      --------      --------
                                            (Millions of Dollars)
Electric Operating Revenues        $1,797.8      $1,722.1      $1,663.6
Fuel and Purchased Power
  Fuel                                325.3         299.1         303.0
  Purchased Power                     182.0         153.7         153.0
                                   --------      --------      --------
Total Fuel and Purchased Power        507.3         452.8         456.0
                                   --------      --------      --------
Gross Margin                       $1,290.5      $1,269.3      $1,207.6
                                   ========      ========      ========

During 2000, Wisconsin Energy's total electric utility operating revenues increased by $75.7 million or 4.4% compared with 1999. Wisconsin Energy attributes this growth mostly to higher electric energy sales and rate increases during 2000. Interim and final electric rate increases at Wisconsin Electric, that became effective in early April 2000 and on August 30, 2000, respectively, contributed approximately $22.1 million to the increase in electric operating revenues. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Fuel and purchased power expenses increased by $54.5 million or 12.0% during 2000, reflecting increased generation and significantly higher natural gas prices. Purchased power expenses also grew due to higher fixed costs during 2000 associated with long-term purchased power contracts. To a certain extent, Wisconsin Energy was able to limit the increase in fuel and purchased power costs during 2000 by changing its electric supply mix away from higher cost natural gas-fired generation and power purchases to lower cost nuclear and coal-fired generation.

Primarily due to an increase in total electric energy sales during 1999, Wisconsin Energy's total electric utility operating revenues increased by $58.5 million or 3.5% when compared with 1998.

                                        Operating Revenues                  Megawatt-Hour Sales
                                 -------------------------------      -------------------------------
  Electric Utility Operations      2000        1999        1998        2000        1999        1998
-------------------------------   ------       ----        ----       ------       ----        ----
                                       (Millions of Dollars)                    (Thousands)
Customer Class
  Residential                      $606.7      $584.3      $576.2     7,633.2     7,503.1     7,405.0
  Small Commercial/Industrial       550.0       524.9       496.2     8,524.7     8,257.7     7,746.2
  Large Commercial/Industrial       472.8       459.4       455.3    11,824.0    11,542.8    11,523.3
  Other-Retail/Municipal             64.7        56.7        54.7     1,755.8     1,531.4     1,409.3
  Resale-Utilities                   79.1        74.7        60.9     2,304.7     2,422.1     1,856.6
  Other Operating Revenues           24.5        22.1        20.3        -           -           -
                                 --------    --------    --------    --------    --------    --------
Total                            $1,797.8    $1,722.1    $1,663.6    32,042.4    31,257.1    29,940.4
                                 ========    ========    ========    ========    ========    ========

Weather - Degree Days (a)
  Heating (6,887 Normal)                                                6,716       6,318       5,848
  Cooling (681 Normal)                                                    566         753         800

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During 2000, total electric energy sales increased by
785.3 thousand megawatt-hours or 2.5% compared with 1999, mostly reflecting growth in the average number of residential, small commercial/industrial and other retail/municipal customers and a 13.1% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, total electric sales increased by 1.7% and sales to the remaining large commercial/industrial customers were unchanged between the comparative periods. Growth in the average number of customers partially offset the effects of cooler weather during the 2000 cooling season on total electric energy sales and operating revenues. As measured by cooling degree days, 2000 was 24.8% cooler than 1999 and 16.9% cooler than normal.

From August through mid-October 1999, the Empire and Tilden iron ore mines were temporarily shut down. As a result, electric energy sales to the mines decreased 9.8% during 1999 compared to 1998. Excluding the Empire and Tilden iron ore mines, total electric energy sales increased by 5.6% during 1999 and sales to the remaining large commercial/industrial customers increased by 2.8% when compared with 1998. Sales for resale to other utilities increased by 30.5% during 1999 primarily due to higher opportunity sales. When comparing 1999 electric sales with 1998, summer cooling load due to weather was not a significant factor. As measured by cooling degree days, 1999 was 5.9% cooler than 1998. However, 1999 and 1998 were 10.6% and 17.5% warmer than normal, respectively.


Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Energy's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2000 with similar information for 1999 and 1998. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.


   Gas Utility Operations           2000 (a)        1999          1998
---------------------------         --------      --------      --------
                                            (Millions of Dollars)
Gas Operating Revenues              $736.3         $306.8        $295.9
Cost of Gas Sold                     486.7          174.0         175.5
                                    ------         ------        ------
Gross Margin                        $249.6         $132.8        $120.4
                                    ======         ======        ======

(a) Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries" below.

During 2000, Wisconsin Energy's total gas utility operating revenues increased by $429.5 million or 140.0% compared with the same period during 1999. Gross margin on gas utility operating revenues increased by $116.8 million or 88.0%. Of these changes, $336.7 million of the increase in total gas utility operating revenues and $109.3 million of the increase in gross margin were attributable to Wisconsin Gas.

Excluding Wisconsin Gas, Wisconsin Energy's total gas utility operating revenues increased by $92.8 million or 30.2% during 2000 while gross margin on increased by $8.1 million or 6.1% when compared with 1999. Significantly higher natural gas prices mostly contributed to the increase in total gas utility operating revenues. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the gas cost recovery mechanism, gas operating revenues changed by approximately the same amount as the cost of gas sold and gross margin was unaffected by such changes. Interim and final retail gas rate increases at Wisconsin Electric, that became effective in early April 2000 and on August 30, 2000, respectively, along with a weather-related increase in higher margin residential and commercial/industrial retail gas sales during the fourth quarter of 2000, contributed to the increase in operating revenues and gross margin during 2000. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. A decrease in revenues from interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during 2000 partially offset the increases in gas utility operating revenues and gross margin noted above.

Due in large part to increased retail gas sales during 1999, especially to higher margin residential and commercial/industrial customers, Wisconsin Electric's gross margin on gas utility operating revenues increased by $12.4 million or 10.3% compared with 1998. In spite of the increase in retail gas sales, however, the cost of gas sold decreased by 0.9% during 1999 due to a decrease in the price of purchased gas.

                                        Operating Revenues                   Therm Deliveries
                                 -------------------------------     -------------------------------
     Gas Utility Operations       2000 (a)     1999        1998       2000 (a)     1999        1998
-------------------------------   -------      ----        ----       --------     ----        ----
                                       (Millions of Dollars)                     (Millions)
Customer Class
 Residential                      $450.2      $193.8      $176.5       569.0       329.0       289.5
 Commercial/Industrial             225.2        95.1        87.9       336.5       195.3       182.0
 Interruptible                      13.7         5.3         7.1        24.9        16.3        23.3
                                  ------      ------      ------     -------       -----       -----
   Total Retail Gas Sales          689.1       294.2       271.5       930.4       540.6       494.8
 Transported Customer-Owned Gas     31.3        14.6        12.0       650.1       347.9       349.4
 Transported-Interdepartmental       1.5         1.8         2.5        41.0        55.6        78.6
 Other Operating Revenues           14.4        (3.8)        9.9         -           -           -
                                  ------      ------      ------     -------       -----       -----
Total                             $736.3      $306.8      $295.9     1,621.5       944.1       922.8
                                  ======      ======      ======     =======       =====       =====

Weather - Degree Days (b)
 Heating (6,887 Normal)                                                6,716       6,318       5,848

(a) Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries" below.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin, normal degree days are based upon a twenty-year moving average.


Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares pro forma gas utility operating revenues, gross margins and therm deliveries during 2000, 1999 and 1998 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1998.

                                            Gross Margin                      Therm Deliveries
            Pro Forma               ----------------------------       ------------------------------
     Gas Utility Operations        2000        1999        1998        2000        1999        1998
-------------------------------    ----        ----        ----        ----        ----        ----
                                       (Millions of Dollars)                     (Millions)
Operating Revenues
 Residential                      $606.3      $473.1      $433.7       803.8       769.4       698.1
 Commercial/Industrial             292.7       216.3       205.4       462.1       445.8       422.6
 Interruptible                      18.1        16.7        20.8        35.2        45.3        59.9
                                  ------      ------      ------     -------     -------     -------
   Total Retail Gas Sales          917.1       706.1       659.9     1,301.1     1,260.5     1,180.6
 Transported Customer-Owned Gas     41.4        38.1        34.5       856.1       848.1       809.5
 Transported-Interdepartmental       1.5         1.8         2.5        41.0        55.6        78.6
 Other Operating Revenues           (7.8)        -          27.5         -           -           -
                                  ------      ------      ------     -------     -------     -------
Total Operating Revenues           952.2       746.0       724.4     2,198.2     2,164.2     2,068.7
Cost of Gas Sold                   613.7       424.2       427.7     =======     =======     =======
                                  ------      ------      ------
Gross Margin                      $338.5      $321.8      $296.7
                                  ======      ======      ======

As noted above, significantly higher natural gas prices during 2000, which are passed through to customers under gas cost recovery mechanisms at Wisconsin Electric and Wisconsin Gas, primarily contributed to the increase in total pro forma gas utility operating revenues but did not significantly affect gross margin.


Other Utility Segment Items

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses increased by $46.3 million during 2000 when compared with 1999 excluding Wisconsin Gas, which had $55.0 million of expenses subsequent to the WICOR merger. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $52.7 million of non-recurring charges at Wisconsin Electric associated with the WICOR merger including severance, benefits and other matters. Increased other operation and maintenance expenses during 2000, excluding Wisconsin Gas, were also attributable to $14.8 million of higher non-fuel fossil generation expenses and $9.0 million of higher electric distribution expenses offset in part by an $8.8 million decline in nuclear non-fuel expenses and a $9.9 million decline in customer service expenses.

Non-fuel fossil generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric. Electric distribution expenses were higher due in large part to increased forestry and maintenance activity. During 2000, nuclear non-fuel expenses were lower as a result of continued progress on various performance improvement initiatives. Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized.

During 1999, other operation and maintenance expenses for the utility energy segment decreased by $10.1 million when compared with 1998. The most significant changes in other operation and maintenance expenses between the comparative periods include a $28.0 million decrease in nuclear non-fuel expenses partially offset by a $4.9 million increase in administrative and general expenses, a $2.9 million increase in electric transmission expenses, a $2.2 million increase in payroll taxes and a $2.1 million increase in non-fuel fossil generation expenses. Nuclear non-fuel expenses decreased as a result of progress on various performance improvement initiatives, while administrative and general expenses increased mostly due to higher employee benefits paid and to increased staffing, which also increased payroll taxes. Electric transmission expenses increased primarily due to higher purchased power transmission fees during 1999, and non-fuel fossil generation expenses increased as a result of an increase in the number of maintenance outages early in 1999 at Wisconsin Electric's fossil-fuel power plants in anticipation of higher electric demand during the summer of 1999.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $39.0 million higher during 2000 compared with 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $22.8 million during 1999. Higher average depreciable property during 2000 also contributed to an increase in depreciation expense.

Primarily due to an increase in average depreciable property, Wisconsin Energy's utility energy segment depreciation, decommissioning and amortization expenses increased by $9.9 million during 1999 when compared with 1998.

OTHER INCOME AND DEDUCTIONS:   Other income and deductions was
$8.1 million lower when comparing 2000 with 1999 and $13.5 million lower when comparing 1999 with 1998. These changes primarily reflect increased contributions by Wisconsin Electric and Wisconsin Gas to the Wisconsin Energy Foundation during the fourth quarter of 2000. In 1999, Wisconsin Electric made a one-time $18.0 million litigation settlement payment that was offset in part by a $6.1 million gain on the sale of certain properties.

INCOME TAXES:   The effective income tax rate increased during
2000 due in large part to the end of amortization of pre-1991 contributions in aid of construction as described above and to the amortization of non-deductible goodwill beginning during 2000.


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

In December 2000, the Company announced that it expects to sell its two non-utility power plants in the state of Connecticut during the second quarter of 2001, which will substantially reduce its non-utility energy operations.

Excluding the WICOR non-utility energy companies, non-utility energy segment earnings increased by $37.4 million during 2000. Wisconsin Energy attributes this increase mostly to a one-time, $54.6 million after-tax gain in October 2000 on the sale of its interest in SkyGen Energy Holdings LLC, offset in part by $16.0 million of after-tax non-recurring charges during the fourth quarter of 2000 relating to severance costs associated with the divestiture of non-core businesses and for write-downs associated with certain investments.

During 1999, non-utility energy segment earnings increased by $4.8 million when compared with 1998 primarily because of the April 1999 acquisition of the two Connecticut power plants and, to a lesser extent, as a result of increased energy marketing, trading and services activities.

The following table summarizes the non-utility energy segment's earnings during 2000, 1999 and 1998. In addition, the table summarizes electric megawatt-hour sales from independent power production activities during the comparative periods as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                            2000
                                             -------------------------------
    Non-Utility Energy Segment               WICOR (a)   Other (b)     Total       1999        1998
----------------------------------           ---------   ---------     -----       ----        ----
                                                      (Millions of Dollars, Except Statistics)
Operating Revenues
  Independent Power Production                $  -        $149.5      $149.5      $101.1      $  -
  Energy Marketing, Trading & Services         118.7        75.5       194.2        74.5        25.1
  Other                                          0.2        28.9        29.1        17.6         9.0
                                              ------      ------      ------      ------      ------
Total Operating Revenues                       118.9       253.9       372.8       193.2        34.1
Fuel and Purchased Power                         -         168.6       168.6       129.2        24.8
Cost of Gas Sold                               108.0         -         108.0         -           -
Cost of Goods Sold                               8.2         -           8.2         -           -
                                              ------      ------      ------      ------      ------
    Gross Margin                                 2.7        85.3        88.0        64.0         9.3
Other Operating Expenses                         3.5        82.7        86.2        44.3        10.2
                                              ------      ------      ------      ------      ------
    Operating Income (Loss)                     (0.8)        2.6         1.8        19.7        (0.9)
Other Income                                     0.1        99.0        99.1         6.8         2.0
Financing Costs                                  0.4        29.4        29.8        21.8         4.0
                                              ------      ------      ------      ------      ------
    Income Before Income Taxes                  (1.1)       72.2        71.1         4.7        (2.9)
Income Taxes                                    (0.4)       32.1        31.7         2.0        (0.8)
                                              ------      ------      ------      ------      ------
Net Earnings (Loss)                            ($0.7)      $40.1       $39.4        $2.7       ($2.1)
                                              ======      ======      ======      ======      ======

Statistics
  Independent Power Production
    Electric Megawatt-Hour
      Sales (Thousands)                          -       3,213.2     3,213.2     2,417.2         -

  Energy Marketing, Trading & Services
    Electric Megawatt-Hour
      Sales (Thousands)                          -       2,091.2     2,091.2     1,598.1       723.7
    Gas Therm Sales (Millions)                 187.6         -         187.6         -           -

(a) Wisconsin Energy's financial statements and statisticsreflect the operations of WICOR Energy Services and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000.

(b) Other consists primarily of Wisvest Corporation, a wholly-owned non-utility energy subsidiary of Wisconsin Energy ("Wisvest").

</TALBE>


MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

Excluding costs related to the WICOR merger, the manufacturing segment contributed $21.5 million to net earnings during 2000.
Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's earnings during 2000 following the WICOR merger, including related merger costs of $14.0 million.



      Manufacturing Segment                             2000 (a)
      ---------------------                             --------
                                                  (Millions of Dollars)
Operating Revenues
  Domestic                                               $286.1
  International                                            88.1
                                                         ------
Total Operating Revenues                                  374.2
Cost of Goods Sold                                        262.8
                                                         ------
    Gross Margin                                          111.4
Other Operating Expenses                                   78.9
                                                         ------
    Operating Income                                       32.5
Other Deductions                                           (3.7)
Financing Costs                                            14.1
                                                         ------
    Income Before Income Taxes                             14.7
Income Taxes                                                7.2
                                                         ------
Net Earnings                                               $7.5
                                                         ======

(a) Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to the WICOR merger on April 26, 2000.


Assuming that WICOR had been a part of Wisconsin Energy since January 1, 1998 and excluding costs related to the WICOR merger, the manufacturing segment would have posted pro forma net earnings of approximately $29.0 million during the twelve months of 2000 compared with pro forma net earnings of $29.6 million during 1999 and $23.8 million during 1998. The manufacturing segment's results for 2000 were impacted by a series of expenses associated with defenses of intellectual property rights, development of a new beverage dispensing technology and the integration of an acquisition. Management believes that these expenses are substantially past. For further pro forma information concerning manufacturing segment revenues and gross margin during the comparative periods, see "Pro Forma Manufacturing Segment Revenues and Gross Margin" below.


Pro Forma Manufacturing Segment Revenues and Gross Margins

The following table summarizes pro forma revenues and gross margins for the manufacturing segment during the comparative periods as if the manufacturing segment had been part of Wisconsin Energy since January 1, 1998.

          Pro Forma
  Manufacturing Gross Margin               2000                1999                1998
------------------------------           --------            --------            --------
                                                       (Millions of Dollars)
Operating Revenues
  Domestic                                $426.9              $372.6              $323.2
  International                            136.8               138.4               139.4
                                          ------              ------              ------
Total Operating Revenues                   563.7               511.0               462.6
Cost of Goods Sold                         397.4               357.7               329.2
                                          ------              ------              ------
    Gross Margin                          $166.3              $153.3              $133.4
                                          ======              ======              ======



                 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Energy's cash flows during 2000, 1999 and 1998:

Wisconsin Energy Corporation         2000           1999           1998
----------------------------       --------       --------       --------
                                           (Millions of Dollars)
Cash Provided by (Used in):
  Operating Activities               $461.0         $306.9         $451.4
  Investing Activities             (1,520.5)        (888.8)        (469.4)
  Financing Activities              1,026.5          638.8           15.0


Operating Activities

During 2000, cash provided by operating activities increased by $154.1 million compared with 1999, reflecting a $110 million contested liability payment made during the fourth quarter of 1999 in the Giddings & Lewis Inc./City of West Allis lawsuit and increased non-cash charges for depreciation and amortization and reduced tax payments during 2000.

Cash provided by operating activities decreased by $144.5 million during 1999 compared with 1998, reflecting the $110 million contested liability payment in the Giddings & Lewis Inc./City of West Allis lawsuit noted above and changes in working capital requirements, offset in part by increased non-cash charges for depreciation and amortization and for net deferred income taxes.

During 2000, cash from operations provided for approximately 75% and 48% of the Company's capital expenditure requirements before and after the payment of common dividends, respectively, compared with 59% and 24%, respectively, during 1999 and 113% and 69%, respectively, during 1998. During each of these years, Wisconsin Energy used net borrowings to supplement the funding of its capital requirements.


Investing Activities

For the year ended December 31, 2000, Wisconsin Energy spent
$1.5 billion in investing activities. The largest investment was the $1.2 billion acquisition of WICOR, Inc. in April 2000. In addition, the Company invested $400.0 million in utility plant, $107.7 million in non-utility energy projects, $20.3 million in manufacturing and $83.0 million in other non-utility activities.

In addition to investments in its core businesses, Wisconsin Energy began a program of divesting of non-core businesses and assets. During 2000, the Company received proceeds of approximately $408.4 million from the sale of assets including $219.5 million for its interest in SkyGen Energy Holdings, LLC, $57.2 million for other non-utility energy segment assets and $128.3 million for the sale of non-utility real estate assets held by Wispark.


Financing Activities

During 2000, the Company financed the WICOR acquisition, paid down debt through sales of non-core businesses, implemented a share repurchase program and reduced its dividend.

Wisconsin Energy funded the April 2000 acquisition of WICOR, Inc. through issuance in the institutional private placement market of $1.2 billion of commercial paper with a weighted average effective interest rate of 6.09%. As a result of refinancing some short-term debt which has matured since the merger, the weighted average interest rate for this commercial paper was 6.59% as of December 31, 2000. Wisconsin Energy arranged for two new bank back-up credit facilities to provide credit support for the issuance of Wisconsin Energy's commercial paper: a $1.0 billion 364-day bank back-up credit facility and a $500 million three-year bank back-up credit facility. In addition, approximately $267 million of WICOR debt remained outstanding following the merger. The Company intends to extend a portion of the $1.0 billion bank back-up credit facility that expires in April 2001. In anticipation of reducing this facility, the Company plans to refinance a portion of the commercial paper with longer term unsecured debt.

During 2000, the Company purchased approximately 5.0 million shares of common stock for $100.8 million under a $400 million board-approved repurchase program that was initiated in June 2000 and modified in September 2000. Also in September 2000, the board of directors authorized a quarterly cash dividend on its common stock, payable December 1, 2000, of $0.20 per share ($0.80 on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $0.39 per common share (or $1.56 on an annualized basis). Through a reduced dividend, the Company expects to be able to reinvest in core business areas, reduce debt and lower borrowing costs, and thereby to increase its overall financial strength.


CAPITAL RESOURCES AND REQUIREMENTS

As Wisconsin Energy continues to implement its strategy of leveraging on the core competencies of its business segments and building financial strength, Wisconsin Energy expects to continue to divest of non-core assets, invest in core assets, buy back common stock and pay down debt.


Capital Resources

Wisconsin Energy currently expects cash from operations to provide about 72% of the Company's capital expenditure requirements during 2001 before the payment of common dividends and receipt of proceeds from asset sales.

Wisconsin Energy anticipates receiving approximately $120 million of cash distributions from the American Transmission Company LLC during the first half of 2001. In addition, the Company currently expects to receive approximately $500 million of net proceeds during 2001 as a result of asset sales.

The Company plans to issue up to $1 billion of intermediate-term unsecured debt in the capital markets during the first quarter of 2001 dependent upon market conditions and other factors.
Proceeds from issuance of any debt securities will be used to repay short-term borrowings and for other corporate purposes. Beyond 2001, Wisconsin Energy anticipates meeting its capital requirements through internally generated funds supplemented, when required, through the issuance of capital market securities.

The Company has access to outside capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Energy's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Energy believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On December 31, 2000, Wisconsin Energy had $2.0 billion of available unused lines of bank credit on a consolidated basis, $1.5 billion of which were obtained in conjunction with the WICOR acquisition. Wisconsin Energy has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Energy's consolidated capitalization structure at December 31:

Capitalization Structure                  2000                          1999
------------------------         ----------------------       -----------------------
                                                (Millions of Dollars)
Common Equity                    $2,016.8        31.4%         $2,007.8        40.6%
Preferred Stock                      30.4         0.5%             30.4         0.6%
Trust Preferred Securities          200.0         3.1%            200.0         4.0%
Long-Term Debt (including
  current maturities)             2,788.1        43.4%          2,203.7        44.5%
Short-Term Debt                   1,386.1        21.6%            507.5        10.3%
                                 --------       ------         --------       ------
    Total                        $6,421.4       100.0%         $4,949.4       100.0%
                                 ========       ======         ========       ======

As described in "Note A - Summary of Significant Accounting
Policies" in the Notes to Financial Statements, certain restrictions exist on the ability of Wisconsin Energy's subsidiaries to transfer funds to Wisconsin Energy. The Company does not expect these restrictions to have any material effect on its operations or ability to meet its cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. In March 2001, in conjunction with Wisconsin Energy's pending issuance of $1 billion of unsecured senior notes, Standard & Poors Corporation ("S&P") assigned an A+ rating to the Company's $1 billion shelf registration and maintained the negative outlook for Wisconsin Energy and its subsidiaries. Fitch also assigned an A+ rating to the $1 billion shelf registration but revised its rating outlook for Wisconsin Energy Corporation and Wisconsin Energy Capital Corporation from stable to negative. In addition, Fitch reaffirmed its ratings of the securities of the Company's utility subsidiaries, Wisconsin Electric Power Company and Wisconsin Gas Company. Moody's
Investors Service ("Moody's") assigned a rating of A2 to the $1 billion of senior unsecured notes that Wisconsin Energy plans to issue in the first quarter of 2001 and lowered Wisconsin Energy's issuer rating from A1 to A2, Wisconsin Energy Capital
Corporation's unsecured debt rating from A1 to A2 and WEC
Capital Trust I's Trust Preferred Securities rating from A1 to
A2. In addition, Moody's reaffirmed its ratings of the securities of the Company's utility subsidiaries, Wisconsin
Electric and Wisconsin Gas. Moody's outlook remains stable for all companies.

The following table summarizes the current ratings of securities of Wisconsin Energy and its subsidiaries by S&P, Moody's and Fitch. Commercial paper of WICOR Industries, Inc. is unrated.

                                          S & P         Moody's         Fitch
                                        ---------      ---------      ---------
Wisconsin Energy Corporation
  Commercial Paper                         A-1            P-1            F1
  Senior Unsecured Debt                    A+             A2             A+

Wisconsin Electric Power Company
  Commercial Paper                         A-1+           P-1            F1+
  Senior Secured Debt                      AA-            Aa2            AA
  Unsecured Debt                           A+             Aa3            AA-
  Preferred Stock                          A              aa3            AA-

Wisconsin Gas Company
  Commercial Paper                         A-1+           P-1            F1+
  Senior Unsecured Debt                    AA-            Aa2            AA-

Wisconsin Energy Capital Corporation
  Unsecured Debt                           A+             A2             A+

WEC Capital Trust I
  Trust Preferred Securities               A-             a2             A

These ratings provide a significant degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency.
Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness.


Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $715.0 million during 2001 attributable to the following operating segments:

                                   Estimated             Actual
Capital Expenditures                 2001                 2000
--------------------               ---------             ------
                                        (Millions of Dollars)
Utility Energy Segment               $480.0              $400.0
Non-Utility Energy Segment             90.0               107.7
Manufacturing Segment                  35.0                20.3
Other
  Minergy                              55.0                 2.3
  Other                                55.0                80.7
                                     ------              ------
    Total                            $715.0              $611.0
                                     ======              ======

Due to changing environmental and other regulations such as air quality standards or electric reliability initiatives that especially impact the Company's utility energy segments, future long-term capital requirements may vary from recent capital requirements. The utility energy segment currently expects capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in the "Power the Future" strategy described below, to be between approximately $380 million and $480 million per year during the next five years.


   FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

OUTLOOK

The following forecasts are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business, competitive and regulatory conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in coal or natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; regulatory decisions; obtaining the necessary regulatory approvals and investment capital to implement the "Power the Future" strategy; the timing and extent of realization of anticipated synergy benefits from the WICOR merger; disposition of legal proceedings; and foreign governmental, economic, political and currency risk; and other factors referred to under "Market Risks" and "Cautionary Factors" below.


Forecasts

EARNINGS:   Subject to the many variables which can affect such a
projection, including weather and other factors listed above, diluted earnings per share of common stock are expected to be in the range of $2.00 to $2.25 per share during 2001, reflecting a full year of earnings contributions from WICOR and merger-related synergies.

ELECTRIC SALES:   Assuming moderate growth in the economy of its
electric utility service territories and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales of the utility energy segment to grow at a compound annual rate of 2.5% over the five-year period ending December 31, 2005.

GAS DELIVERIES:   Assuming moderate growth in the economy of its
gas utility service territories and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.7% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2005.


Factors Affecting Forecasts

GAS COSTS:   The cost of natural gas rose approximately 325%
during 2000, affecting Wisconsin Energy's electric and gas utility operations. Based upon December closing prices for natural gas futures on the New York Mercantile Exchange, the cost of gas increased from $2.344 per decatherm in January 2000 to $9.978 per decatherm in January 2001. Based upon February closing prices, the cost of gas increased from $2.603 per decatherm in March 2000 to $4.998 per decatherm in March 2001, an increase of approximately 90%.

Gas costs have increased significantly because the supply of gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities and colder winter weather in late 2000. Wisconsin Energy expects that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix over a period of several years.

Higher gas costs increase the working capital requirements of the Company, result in higher gross receipts taxes in the state of Wisconsin and expose the Company to greater risks of accounts receivable write-offs.

As a result of gas cost recovery mechanisms, the gas distribution subsidiaries of Wisconsin Energy receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

The electric operations of Wisconsin Electric burns natural gas in several of its peaker power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. As described below, Wisconsin Electric bears significant regulatory risk for the recovery of fuel costs related to electric generation and purchased power that are higher that the base rate established in its rate structure.

RECOVERY OF FUEL AND PURCHASED POWER COSTS:   The electric
operations of Wisconsin Electric operates under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2000 and 1998, actual Wisconsin Electric fuel and purchased power costs exceeded base costs by $25.9 million and $11.3 million, respectively. For 1999, actual Wisconsin Electric fuel and purchased power costs were $1.5 million less than base costs.
For 2001, the 3% range is plus or minus approximately
$14 million. If actual fuel and purchased power costs exceed the 3% window, Wisconsin Electric has the opportunity to make a filing with the Public Service Commission of Wisconsin ("PSCW") to establish new base fuel costs prospectively and adjust rates accordingly. This procedure is subject to normal PSCW hearings and the regulatory process but is limited to only fuel costs. If costs are less than the 3% window, the rate is reduced immediately. The base fuel rates include, among other things, assumptions regarding the availability of the Company's generating assets, including Point Beach Nuclear Plant, and the cost of natural gas and purchased power. As described in further detail below in "Rates and Regulatory Matters," Wisconsin Electric implemented an interim fuel adjustment surcharge in February 2001 under this procedure.

In December 2000, the PSCW initiated a review of fuel rules and solicited comments from Wisconsin utilities. The Company has submitted comments to the PSCW which seek to minimize or eliminate risks associated with fuel costs. It is expected that the PSCW will modify existing fuel rules during the latter part of 2001. Any permanent changes to the fuel rules will require Wisconsin legislative approval.

WEATHER:   The rates of Wisconsin Electric and Wisconsin Gas are
set by the PSCW based upon weather which approximates 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues of Wisconsin Electric and Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information for 2000, 1999 and 1998 as measured by degree-days may be found above in "Results of Operations."

INTEREST RATES:   The Company has approximately $1,386.1 million
of variable rate short-term debt and $913.5 million of variable rate long-term debt outstanding as of December 31, 2000. Changes in future interest rates will have an impact on future interest expense.

INFLATION:   The Company continues to monitor the impact of
inflation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. With expectations of low-to-moderate inflation, Wisconsin Energy does not believe the impact of inflation will have a material effect on its future results of operations.


INVESTMENTS, MERGERS, DIVESTITURES AND ASSET SALES

Electric Generation

"POWER THE FUTURE" STRATEGY:   In late February 2001, Wisconsin
Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, that would improve the supply and reliability of electricity in Wisconsin and that is expected to improve the Company's financial results. The "Power the Future" strategy is needed to meet growing load and ensure a diverse fuel mix while keeping electricity prices reasonable. Demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 4,000 megawatts by 2010. Wisconsin Electric's load is growing at approximately 100-
150 megawatts per year. "Power the Future" adds new coal capacity to the power portfolio and allows Wisconsin Electric to maintain roughly the same fuel mix as today. A mix of coal and gas capacity is expected to save customers over $1.6 billion (over the life of the plants and estimating future natural gas costs) compared to the alternative all-gas scenario.

As part of its "Power the Future" strategy, Wisconsin Energy would invest in the following over the next ten years:

  * Approximately $3 billion in at least 2,800 megawatts of new natural gas-fired and coal-fired generating capacity;

  * Approximately $1.3 billion in existing electric generating assets; and

  * Approximately $2.7 billion in new and existing electric utility distribution system assets and other capital projects.


Wisconsin Energy anticipates creating a new non-utility energy subsidiary that would construct and own the new generating capacity noted above. Under the enhanced "Power the Future" strategy, Wisconsin Electric would sign 20 to 25-year leases for each facility, approved by the PSCW, and would operate and maintain the new plants as part of the lease agreements. At the end of the original contracts, Wisconsin Electric would have the right to renegotiate and continue the leases, or acquire the associated plants outright, at market value. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have some opportunity to expand or extend wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the "Power the Future" strategy is subject to a number of state and federal regulatory approvals as well as the amendment of several state laws in Wisconsin. In late February 2001, Wisconsin Energy filed its enhanced "Power the Future" proposal with the PSCW. The enhanced "Power the Future" proposal has benefited from a broad coalition of support including customer groups, public power, municipal and cooperative utilities and smaller investor-owned utilities in Wisconsin. Depending upon the response of the PSCW to this preliminary filing, the Company anticipates filing detailed plans later in 2001. Wisconsin Energy anticipates obtaining the capital necessary to finance and execute this strategy from internal and external sources.

WISVEST CORPORATION:   In April 1999, Wisvest-Connecticut, LLC, a
wholly-owned subsidiary of Wisvest, acquired two fossil-fueled power plants in the state of Connecticut for $277 million. Wisconsin Energy accounted for the transaction under the purchase method of accounting and included the results of operations from the two plants in its consolidated financial statements as of the acquisition date. In December 2000, Wisvest-Connecticut, LLC signed a definitive purchase and sale agreement for the sale of the plants and associated assets. The Company anticipates receiving estimated proceeds of $350 million, including amounts for inventory, with a projected closing by the end of the second quarter of 2001, subject to various regulatory approvals and certain other closing conditions.


Energy Distribution

ACQUISITION OF WICOR, INC:   On April 26, 2000, Wisconsin Energy
acquired all of the outstanding common shares of WICOR, Inc. for approximately $1.2 billion in cash plus related fees and expenses. Approximately $267 million of WICOR debt remained outstanding following the acquisition. The business combination, which was funded through the issuance of commercial paper, was accounted for as a purchase, and the excess of the purchase price over the fair value of net assets and liabilities assumed was recorded as approximately $818 million of goodwill.

WICOR was a diversified utility holding company with consolidated total assets of approximately $1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company, the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. The Company intends to continue the primary business operations of WICOR. The Company has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas and expects to integrate customer billing systems in the third quarter of 2001.

On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin
Electric's gas utility assets, together with certain associated liabilities, to Wisconsin Gas. The matter is pending.

Assuming timely realization of estimated synergies from the merger, Wisconsin Energy expects the merger to begin contributing approximately $35 million to annual pre-tax earnings during 2001. Synergies are expected from lower expenses for the cost of gas, materials and services through enhanced purchasing power, through elimination of duplication through attrition, and through sharing of resources. Additional synergies are anticipated from the logical consolidation of common functions over time as well as from such areas as insurance and regulatory costs and legal, audit and consulting fees.

The PSCW approved the WICOR merger in March 2000. As described in further detail below in "Rates and Regulatory Matters," the PSCW's order provided for a qualified five-year rate freeze for Wisconsin Electric's and Wisconsin Gas' natural gas, electric and steam utility services beginning January 1, 2001. In its order, the commission found that it was reasonable to allow the utilities to retain synergy savings associated with the merger during the 5-year rate restriction period.

AMERICAN TRANSMISSION COMPANY LLC:   During 2000, Wisconsin
Electric and Edison Sault agreed to join the American Transmission Company LLC by transferring all of their electric utility transmission assets in exchange for equity interests in the new company. Transfer of these electric transmission assets, with a net book value of approximately $252 million, became effective on January 1, 2001. During the first half of 2001, the American Transmission Company is expected to issue debt and to distribute cash to Wisconsin Electric and Edison Sault in an amount equal to approximately 50% of the net book value of the assets originally transferred. Joining the American Transmission Company is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

Wisconsin Electric and Edison Sault expect to receive earnings contributions from the American Transmission Company in proportion to their ownership share. The Company anticipates that transfer of its electric transmission assets to the American Transmission Company will be earnings neutral subject to future rate recovery of any related deferred charges.


RATES AND REGULATORY MATTERS

The Public Service Commission of Wisconsin regulates retail electric, natural gas, steam and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission regulates retail electric rates in the state of Michigan.


Wisconsin Jurisdiction

WICOR MERGER ORDER:   As a condition of its March 2000 approval
of the WICOR acquisition, the PSCW ordered a qualified five-year freezing of rates for Wisconsin Electric's electric, natural gas and steam utility services and for natural gas rates at Wisconsin Gas that were in effect on January 1, 2001. The Company may seek biennial rate reviews during the five-year rate restriction period limited to changes in revenue requirements as a result of:

  *  Governmental mandates;

  * Abnormal levels of capital additions required to maintain or improve reliable electric service; or

  * Major gas lateral projects associated with approved natural gas pipeline construction projects.


To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, the Company's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow the Company to retain synergy savings associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

WISCONSIN ELECTRIC POWER COMPANY:   The table below summarizes
the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities.

                                        Annualized                    Authorized
                                         Revenue         Percent       Return on
                                         Increase        Change         Common       Effective
Service - Wisconsin Electric            (Decrease)      in Rates        Equity          Date
----------------------------            ----------      --------      ----------     ---------
                                        (Millions)         (%)            (%)
Fuel electric, WI (a)                      $37.8           2.5%           -            2/09/01
Fuel electric, MI                            1.0           2.4%           -            1/01/01
Retail electric, WI                         27.5           1.8%          12.2%         1/01/01
Retail electric, WI (b)                     36.5           2.5%          12.2%         8/30/00
Retail gas (b)                               8.0           2.1%          12.2%         8/30/00
Retail electric, WI (b)                     25.2           1.7%          12.2%         4/11/00
Retail gas (b)                              11.6           3.3%          12.2%         4/11/00
Fuel electric, WI                           (7.8)         (0.5%)          -            5/01/99
Retail electric, MI                          2.1           6.0%          11.0%         4/13/99
Retail electric, WI (c)                    160.2          12.7%          12.2%         5/01/98
Retail gas (c)                              18.5           5.4%          12.2%         5/01/98
Steam heating (c)                            1.2           9.3%          12.2%         5/01/98
Retail electric, WI (c)                    134.9          10.7%          12.2%         1/01/98
Retail gas (c)                              18.5           5.5%          12.2%         1/01/98
Steam heating (c)                            0.8           6.3%          12.2%         1/01/98
Fuel electric, WI (d)                       11.9           1.0%           -            1/01/98

(a) The February 9, 2001 order is an interim order subject to refund pending the outcome of a full review of fuel costs by the PSCW. A final order is expected in May 2001.

(b) The April 11, 2000 order was an interim order that was effective until the August 30, 2000 final order was received from the PSCW. The final
    August 30, 2000 order superseded the April 11, 2000 interim order.

(c) The January 1, 1998 order was an interim order that was effective until the May 1, 1998 final order was received from the PSCW. The final May 1, 1998 order superseded the January 1, 1998 interim order.

(d) A final order from the PSCW, dated December 23, 1997, authorized a total increase in fuel revenue of $27.2 million less $15.3 million previously collected through an interim order during 1997.


On March 23, 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.3%) increase for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000. Rates in the interim order were based upon a 12.2% return on common equity.

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or
$11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or
$3.6 million lower than authorized in the interim order). Wisconsin Electric has refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the PSCW authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001. Rates in the final order were based upon a 12.2% return on common equity.

Wisconsin Electric filed a petition for a rehearing of the final order with the PSCW to reconsider the revenue increase for gas operations. On November 9, 2000, the PSCW denied Wisconsin Electric's petition. On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court seeking its review of the PSCW's decision. The court has set a briefing schedule with final briefs due on May 5, 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures are subject to refund at the end of 2001 to the extent that actual expenditures are less than forecasted expenditures included in the final order. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for revenue requirement components associated with NOx expenditures. Depending upon Wisconsin Electric's actual NOx remediation expenditures during the 2000/2001 biennial period, any over or under-spent balances at the end of 2001 in the NOx escrow account will need to be addressed in future rate making activities.

WISCONSIN GAS COMPANY:   Wisconsin Gas Company rates are set
within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established in 1994 and has been extended through October 31, 2001. Under this mechanism, Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. The Productivity-based Alternative Ratemaking Mechanism has certain criteria that allow it to be reopened at any time for significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items." To date, none of the criteria has been triggered. In its approval of the WICOR acquisition, the PSCW ordered that Wisconsin Gas Company's natural gas rates remain under the Productivity-based Alternative Ratemaking Mechanism for the program's duration and remain revenue neutral during the remainder of the five-year rate restriction period noted above.

FUEL COST ADJUSTMENT PROCEDURE:   As noted above, Wisconsin
Electric operates under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. On December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates in it's Wisconsin jurisdiction to recover increased cost of fuel and purchased power in 2001 on an expedited basis to be effective February 1, 2001. Wisconsin Electric revised it's projected fuel cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held on January 17, 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 fuel costs subject to refund pending the outcome of a full review of fuel costs. Hearings on the final phase of the case have been scheduled for March 23 and April 2, 2001. A final order in this case is expected in early spring 2001.

GAS COST RECOVERY MECHANISM:   As a result of the acquisition of
WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric has operated under a modified dollar for dollar GCRM, which includes after the fact prudence reviews by the PSCW, while the Wisconsin Gas GCRM includes an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For both companies, the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

In February 2001, the PSCW issued separate orders to Wisconsin Electric and to Wisconsin Gas authorizing a similar GCRM for each company. These new GCRMs, which are effective April 1, 2001, are similar to the existing GCRM at Wisconsin Gas. Under the new GCRMs, gas costs will be passed directly to customers through a purchased gas adjustment clause. However, both companies will have the opportunity to increase or decrease earnings by up to approximately 2.5% of their total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.


Michigan Jurisdiction

WISCONSIN ELECTRIC POWER COMPANY:   In mid-November 2000,
Wisconsin Electric submitted an application with the Michigan Public Service Commission requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request are scheduled for April of 2001 with a final order anticipated to be issued in August of 2001.

EDISON SAULT ELECTRIC COMPANY:   In September 1995, the Michigan
Public Service Commission approved Edison Sault's application to implement price cap regulation for its electric customers in the state of Michigan, capping base rates at existing levels, rolling its existing fuel cost adjustment procedure or Power Supply Cost Recovery ("PSCR") factor into base rates and suspending its existing PSCR clause. Edison Sault is required to give thirty days notice for rate decreases. The order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances. On October 2, 2000, Edison Sault filed a report with the Michigan Public Service Commission addressing its experience under the price-cap mechanism. On January 2, 2001, Edison Sault submitted a compliance filing to the Michigan Public Service Commission which recommended that no changes be made to its price-cap mechanism. The matter is pending.

FUEL COST ADJUSTMENT PROCEDURE:   In September 2000, Wisconsin
Electric submitted applications with the Michigan Public Service Commission requesting reinstatement on January 1, 2001 of its PSCR mechanism. On January 1, 2001, Wisconsin Electric self-implemented a PSCR factor of 1.41 mills per kilowatt-hour and expects to collect approximately $1 million of PSCR revenue during 2001. Hearings on Wisconsin Electric's application are anticipated in the second quarter of 2001. PSCR revenues collected during 2001 are subject to a true-up hearing procedure in 2002.


INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric industry continues a trend towards restructuring and increased competition. In the region, the state of Illinois has passed legislation that introduced retail electric choice for large customers in 1999 and introduces choice for all retail customers by May 2002. As described in further detail below, full retail electric choice is scheduled to be introduced in the state of Michigan in January 2002. Congress continues to evaluate restructuring proposals at the federal level. However, recent severe electric supply constraints and a resulting rise in the cost of electricity in California has revitalized public debate in Wisconsin concerning deregulation. Given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Energy cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations.

RESTRUCTURING IN WISCONSIN:   Due to many factors, including
relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focussed in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  * Improvements to existing and addition of new electric transmission lines in the state;

  *  Addition of new generating capacity in the state;

  * Modifications to the regulatory process to facilitate development of merchant generating plants;

  * Development of a regional independent electric transmission system operator; and

  * The previously described formation of a statewide transmission company, the American Transmission Company LLC, which became operational January 1, 2001.


The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

RESTRUCTURING IN MICHIGAN:   In June 2000, the Governor of the
state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002.

As directed by the Michigan Public Service Commission, Wisconsin Electric and Edison Sault jointly submitted a customer choice implementation plan in October 2000 and an updated filing in February 2001. Such plan envisions certain additional filings in June 2001 including proposed unbundled rates. During 2000, revenues in the state of Michigan from Wisconsin Energy's electric retail customers were approximately $151 million, representing 5.9% of total utility operating revenues and 8.4% of total electric utility operating revenues. The Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, are located in the Upper Peninsula of Michigan. These mines, from which Wisconsin Electric received approximately
$74 million of electric utility operating revenues during 2000, will not be subject to Michigan's customer choice plan until special negotiated power sales contracts between Wisconsin Electric and the mines expire in 2007. Wisconsin Electric and Edison Sault believe that their power supply costs are and will be competitive when the customer choice program commences in January of 2002. In addition, alternative electric suppliers will use the companies' electric distribution systems under unbundled effective rates.


Natural Gas Utility Industry

RESTRUCTURING IN WISCONSIN:   The PSCW has instituted generic
proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the commission has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Electric and Wisconsin Gas are unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.


ELECTRIC SYSTEM RELIABILITY

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2000. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2001. However, the Company anticipates that the regional electric energy supply will remain tight into the foreseeable future. As a result of this, or of extremely hot weather along with unexpected equipment unavailability, Wisconsin Electric could be required to call upon load management procedures during 2001 as it has in past years.

Wisconsin Electric is proceeding with several long-term measures to enhance the reliability of its own system, including the "Power the Future" strategy discussed above.


NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 2000, 1999, and 1998, Point Beach provided 23%, 22% and 18% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

As a result of various performance improvement initiatives, Wisconsin Electric's total nuclear operation and maintenance expenses, excluding fuel and benefit overheads, decreased from $156 million during 1998 to $128 million during 1999 and $119 million during 2000. Unplanned shutdowns or power reductions of Point Beach Units 1 or 2 may occur from time to time as Wisconsin Electric continues to perform reviews of facility design and to implement further improvement initiatives.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW, the project is scheduled to be completed by May 2004 and is expected to add approximately 76 megawatts of electrical output to Point Beach.

Wisconsin Electric has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by mid-2002. Based upon the results of this evaluation and subject to approval by executive management and by the boards of directors of Wisconsin Electric and Wisconsin Energy in the second half of 2002, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the Nuclear Regulatory Commission, in late 2002 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

NUCLEAR MANAGEMENT COMPANY:   During 1999, WEC Nuclear
Corporation, a subsidiary of Wisconsin Energy, Northern States Power Company (now Xcel Energy), WPS Nuclear Corporation (a subsidiary of WPS Resources Corporation) and an affiliate of Alliant Energy Resources announced the formation of the Nuclear Management Company, LLC ("NMC"). In November 2000, Consumers Energy signed an agreement to become a full partner in the NMC. Assuming that Consumers Energy receives requisite regulatory approvals to transfer its operating licenses to the NMC during 2001, the NMC will operate a total of eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan and Iowa with a total combined generating capacity of about 4,500 megawatts.

During 2000, the four original participants in the NMC received all necessary regulatory approvals, and the NMC assumed operating responsibility in August 2000 for Point Beach Nuclear Plant with the transfer of operating authority under its operating licenses. Each NMC participant continues to own its respective nuclear generating units and retains exclusive rights to the energy generated as well as financial responsibility for the safe operation, maintenance and decommissioning of its respective plants.

On September 7, 2000, the NMC announced the combination of the operations of Point Beach with Kewaunee Nuclear Power Plant into a "virtual 3-unit site." Kewaunee Nuclear Power Plant, owned by two other participants in the NMC, is located about five miles from Point Beach. Support functions including training, engineering, assessment, business and site services have been combined under this new management structure.

USED NUCLEAR FUEL STORAGE AND DISPOSAL:   During 1995, Wisconsin
Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers beyond the twelve that were originally authorized.
The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. The PSCW's decision is expected to be finalized in an order to be issued in the second quarter of 2001.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $170.8 million as of December 31, 2000. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of August 2000, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the Department of Energy. Damages will continue to accrue, and, accordingly, Wisconsin Electric expects to seek to recover all of its damages in this lawsuit.

During 2000, President Clinton vetoed legislation that would have required the Department of Energy to establish a temporary used fuel repository in the state of Nevada until a permanent repository is available and to begin taking ownership from utilities and removing used fuel as required by the Waste Act. The Senate and the House failed to override the President's veto. Wisconsin Electric is unable to predict whether similar legislation might be reintroduced and passed during 2001 or whether the new administration might support and sign such legislation.


LEGAL MATTERS

GIDDINGS & LEWIS INC./CITY OF WEST ALLIS LAWSUIT:   In July 1999,
a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. Internal investigations lead Wisconsin Electric to believe that it was not the source of this waste. In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of an appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of Deferred Charges and Other Assets
- Other on the Consolidated Balance Sheet, to the Milwaukee County Clerk of Circuit Court representing the amount of the verdict and accrued interest. In further post-trial proceedings, the Circuit Court Judge issued a ruling during 2000 related to representations made by Wisconsin Electric during trial, imposing sanctions against Wisconsin Electric. Wisconsin Electric is appealing the judgment entered on the jury's verdict as well as the Judge's ruling on the sanctions matter.

As further developments, two shareholders filed separate shareholder derivative proceedings in Milwaukee County Circuit
Court during 2000 for alleged injuries to shareholders resulting from this litigation. The two lawsuits have been consolidated for pre-trial purposes. The matter is pending.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believes that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric has not established a reserve for potential damages from this suit. For further information, see "Note N - Commitments and Contingencies" in the Notes to Financial Statements.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:   During 1999,
Wisconsin Electric and Wisconsin International Electric
Power, Ltd. reached settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to development of an electric generating plant at Subic Bay in the Philippines. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid Wisconsin International Electric Power, Ltd.
$18.0 million ($10.8 million, or $0.09 per share for Wisconsin Energy, after tax) in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice.


ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Energy faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting the Company's utility and non-utility energy segments include but are not limited to (1) air emissions such as carbon dioxide ("CO2"), sulfur dioxide ("SO2"), nitrogen oxide ("NOx"), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants. Wisconsin Energy is currently pursuing a proactive strategy to manage its environmental issues including (1) substitution of new and cleaner generating facilities for older facilities as part of the "Power the Future" strategy, (2) development of additional sources of renewable electric energy supply, (3) participation in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-fired generating facilities,
(4) participation in voluntary programs with the Wisconsin Department of Natural Resources and the United States Environmental Protection Agency to reduce overall emissions, including mercury, from Wisconsin Electric's coal-fired power plants, (5) recycling of ash from coal-fired generating units and
(6) the voluntary clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" above and "Note F - Nuclear Operations" in the Notes to Financial Statements, respectively.

NATIONAL AMBIENT AIR QUALITY STANDARDS:   In July 1997, the
United States Environmental Protection Agency revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards will likely be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

OZONE NON-ATTAINMENT RULEMAKING:   In October 1998, the
Environmental Protection Agency promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision on these challenges was issued in March 2000 excluding the state of Wisconsin but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules. Further appeals are ongoing.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemakings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the Environmental Protection Agency for the Lake Michigan region's severe non-attainment areas.

Wisconsin Electric is working with a variety of stakeholders to provide input to the plan under development by the state of Michigan. Wisconsin's rule is already in effect. Wisconsin Electric is evaluating various NOx control techniques under various regulatory scenarios to develop a least cost compliance plan and currently expects to incur total capital costs of $150 million to $200 million and annual operation and maintenance costs of $2 million to $4 million during the period 2001 through 2004 to comply with such a plan. Wisconsin Electric believes that compliance with the NOx emission reductions required by Wisconsin's non-attainment rules will substantially mitigate costs to comply with the Environmental Protection Agency's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Environmental Protection Agency regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

MANUFACTURED GAS PLANT SITES:   Wisconsin Electric and Wisconsin
Gas are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites.
For further information, see "Note N - Commitments and
Contingencies" in the Notes to Financial Statements.

ASH LANDFILL SITES:   Wisconsin Electric aggressively seeks
environmentally acceptable, beneficial uses for its combustion byproducts. However, combustion byproducts have been, and to some degree continue to be, disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs of Wisconsin Electric.

MANUFACTURING SEGMENT:   WICOR Industries, Inc. has provided
reserves sufficient to cover its estimated costs related to known contamination associated with its manufacturing facilities.


MARKET RISKS

The Company is potentially exposed to market risk due to changes in interest rates, the return on marketable securities, foreign currency exchange rates and the market price of electricity as well as to changes in fuel costs incurred to generate electricity and in the cost of gas for its gas operations. Exposure to interest rate changes relates to the Company's short and long-term debt as well as its preferred equity obligations, while exposure to fluctuations in the return on marketable securities relates to debt and equity security investments held in various trust funds. Purchases or sales of products by the Company's manufacturing segment exposes the Company to foreign currency risk. Exposure to electricity market price risk relates to forward activities taken to manage the supply of and demand for electric energy. Exposure to fuel and gas cost variations relates to the supply of and demand for coal, uranium, natural gas and fuel oil. For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

INTEREST RATE RISK:   The Company, including its affiliates, have
various short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements vary from period to period, depending upon, among other factors, capital investments. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

As of December 31, 2000, the Company had approximately
$1,386.1 million of short-term debt outstanding with a weighted average interest rate of 6.67%, representing approximately
$92.5 million of annual pre-tax interest expense. A 1/8 percent change in effective interest rates would increase or decrease annual interest expense by approximately $1.7 million.

The table below provides information about the long-term financial instruments that were held by the Company at December 31, 2000 and that are sensitive to changes in interest rates. For long-term debt, the table presents anticipated principal cash flows by maturity date and the related annualized average interest rate of the maturing long-term debt. The annualized average interest rate on the variable rate long-term debt was estimated based upon a weighted average interest rate at December 31, 2000.

As part of the financing package used to acquire two fossil-fueled power plants in the state of Connecticut in April 1999, Wisvest-Connecticut, LLC entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. For the interest rate swap, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under contract. Weighted average variable rates are based upon implied forward rates in the yield curve at the reporting date. The fair value of the interest rate swap is the amount that Wisvest-Connecticut, LLC would receive if the outstanding contract were terminated on December 31, 2000.

                                              Expected Maturity Date                          Fair Value
                                  ----------------------------------------------                  as of
Wisconsin Energy Corporation      2001   2002     2003   2004     2005    Thereafter   Total   12/31/00
----------------------------      ----   ----     ----   ----     ----    ----------   -----  ----------
                                                          (Millions of Dollars)
Fixed Rate Long-Term Debt         $20.4  $165.2   $14.1  $143.2   $79.4   $1,271.6  $1,693.9  $1,639.7
   Average Interest Rate          6.64%  6.61%    6.76%  7.25%    6.49%      7.08%     7.01%

Variable Rate Commercial Paper
 Classified as Long-Term Debt       -    $60.0    $449.7   -        -        -        $509.7    $509.7
   Average Interest Rate                 6.98%    6.59%                                6.64%

Other Variable Rate
 Long-Term Debt                    $8.7  $30.5    $14.2  $10.8    $172.3  $167.3      $403.8    $403.8
  Average Interest Rate           7.96%  8.17%    8.05%  7.99%     7.99%   4.82%       6.69%

Interest Rate Swaps - Fixed
 to Variable (b)                   $3.2   $3.5     $3.7   $4.0    $58.7      -         $73.1    ($0.4)
   Average Pay Rate               5.99%  5.99%    5.99%  5.99%    5.99%      -         5.99%
   Average Receive Rate           5.87%  5.56%    5.82%  5.96%    5.98%      -         5.85%

Trust Preferred Securities          -      -        -      -        -     $200.0      $200.0    $185.5
   Average Dividend Rate            -      -        -      -        -      6.85%       6.85%

Preferred Stock Not Subject to
 Mandatory Redemption               -      -        -      -        -        -         $30.4     $15.4
  Average Dividend Rate             -      -        -      -        -        -          4.0%


On March 8, 2001 and March 14, 2001, Wisconsin Energy entered into several treasury lock agreements in order to mitigate Wisconsin Energy's interest rate risk associated with the anticipated issuance of fixed-rate debt. These treasury lock agreements locked in the underlying Treasury yield for $800 million of an anticipated $1 billion debt issuance expected by the end of March 2001. Under a treasury lock agreement, Wisconsin Energy agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for the notional amount of the instrument based on the yield of a U.S. treasury bond at the date when the agreement is established and at the yield of a U.S. treasury bond at the date when the agreement is settled, which typically coincides with the debt issuance. The treasury rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk.

At the end of the first quarter of 2001, the treasury rate lock agreements will be reflected at fair value in Wisconsin Energy's consolidated balance sheet and the related gain or loss on these agreements will be deferred in shareholders' equity (as a component of comprehensive income) as the instruments have been designated, and qualify for, cash flow hedge accounting treatment. The deferred gain or loss will then be amortized as an adjustment to interest expense over the same period in which the related interest cost on the new debt issuances is recognized in income.

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

At December 31, 2000, the Company had the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Energy Corporation                 Millions of Dollars
----------------------------                 -------------------
Pension trust funds                               $1,224.8
Nuclear decommissioning trust fund                   613.3
Other postretirement benefits trust funds            149.8


FOREIGN CURRENCY EXCHANGE RATE RISK:   The Company manages
foreign currency market risks through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not significant to the Company.

COMMODITY PRICE RISK:   In the normal course of business, the
Company's utility and non-utility power generation subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. The Company manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers.

Wisconsin Electric's retail fuel cost adjustment procedure in Wisconsin mitigates some of the risk of fuel cost price fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted. For its gas utility operations, the gas cost recovery mechanism in Wisconsin currently mitigates most of Wisconsin Electric's risk of gas cost variations.

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clause of Wisconsin Gas's gas cost recovery mechanism. In addition, under its Gas Cost Incentive Mechanism, Wisconsin Gas uses derivative financial instruments to reduce the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.

For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utilities' gas cost recovery mechanisms, see "Rates and Regulatory Matters" above.


ACCOUNTING DEVELOPMENTS

NEW PRONOUNCEMENTS:   Statement of Financial Accounting Standards
No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001, which will have an insignificant impact on net income and other comprehensive income. For further information, see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements.

REGULATORY ACCOUNTING:   Wisconsin Energy's utility subsidiaries
operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("FAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. Such a charge could be material. The Company continually reviews the applicability of FAS 71 and has determined that it is currently appropriate to continue following FAS 71. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.


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

* The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings &
  Lewis, Inc./City of West Allis lawsuit against Wisconsin
  Electric.

* Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

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

* Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

* Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the state of Wisconsin's amended public utility holding company law.

* Factors affecting foreign non-utility operations and investments, including: foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.

* Factors which impede execution of Wisconsin Energy's "Power the Future" strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the strategy.

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

* Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the merger.

Wisconsin Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources - Market Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Energy and its subsidiaries are exposed due to changes in interest rates, the return on marketable equity securities, foreign currency exchange rates and the price of commodities.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     WISCONSIN ENERGY CORPORATION

                                     CONSOLIDATED INCOME STATEMENT

                                        Year Ended December 31

                                                  2000               1999                 1998
                                              -----------         ----------          -----------
                                                (Millions of Dollars, Except Per Share Amounts)
Operating Revenues
  Utility energy                                $2,556.7            $2,050.2            $1,980.0
  Non-utility energy                               372.8               193.2                34.1
  Manufacturing                                    374.2                 -                   -
  Other                                             51.0                29.2                25.3
                                                --------            --------            --------
     Total Operating Revenues                    3,354.7             2,272.6             2,039.4

Operating Expenses
  Fuel and purchased power                         682.1               588.1               486.2
  Cost of gas sold                                 594.7               174.0               175.5
  Cost of goods sold                               271.1                 -                   -
  Other operation and maintenance                  945.3               708.7               691.5
  Depreciation, decommissioning
    and amortization                               336.3               250.8               232.4
  Property and revenue taxes                        80.3                74.9                63.1
                                                --------            --------            --------
     Total Operating Expenses                    2,909.8             1,796.5             1,648.7
                                                --------            --------            --------
Operating Income                                   444.9               476.1               390.7

Other Income and Deductions
  Interest income                                   20.3                22.3                14.6
  Allowance for other funds
    used during construction                         2.6                 3.8                 2.9
  Gains on asset sales                              98.7                 6.1                 -
  Other                                            (41.6)              (37.7)               (6.7)
                                                --------            --------            --------
     Total Other Income and Deductions              80.0                (5.5)               10.8

Financing Costs
  Interest expense                                 243.5               148.3               127.8
  Allowance for borrowed funds
    used during construction                       (13.6)               (9.5)               (7.8)
  Distribution on preferred securities
    of subsidiary trust                             13.7                10.5                 -
  Preferred dividend requirement
    of subsidiary                                    1.2                 1.2                 1.2
                                               --------             --------            --------
     Total Financing Costs                         244.8               150.5               121.2
                                                --------            --------            --------
Income Before Income Taxes                         280.1               320.1               280.3

Income Taxes                                       125.9               111.1                92.2
                                                --------            --------            --------
Net Income                                        $154.2              $209.0              $188.1
                                                ========            ========            ========
Earnings Per Share of Common Stock
  Basic                                            $1.28               $1.79               $1.65
  Diluted                                          $1.27               $1.79               $1.65

Average Outstanding Number of
  Shares of Common Stock (Millions)                120.6               117.0               114.3
  Diluted Shares (Millions)                        121.2               117.0               114.3

The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Year Ended December 31

                                                    2000                1999                1998
                                                 -----------         -----------         -----------
                                                              (Millions of Dollars)
Operating Activities
  Net income                                       $154.2              $209.0              $188.1
  Reconciliation to cash
    Depreciation, decommissioning
      and amortization                              372.8               283.4               264.4
    Nuclear fuel expense amortization                27.4                25.8                18.9
    Deferred income taxes, net                       10.3                33.6                 0.6
    Investment tax credit, net                       (4.6)               (4.3)               (3.4)
    Allowance for other funds
      used during construction                       (2.6)               (3.8)               (2.9)
    Gains on asset sales                            (98.7)               (6.1)                -
    Change in - Accounts receivable and
                  accrued revenues                 (188.0)              (56.3)              (28.8)
                Inventories                         (68.9)               (6.8)               (0.6)
                Other current assets                 22.1               (55.4)               (6.6)
                Accounts payable                    163.5               (13.4)               36.0
                Other current liabilities            63.7                 2.2               (12.3)
    Other                                             9.8              (101.0)               (2.0)
                                                 --------              ------              ------
Cash Provided by Operating Activities               461.0               306.9               451.4

Investing Activities
  Capital expenditures                             (611.0)             (518.1)             (399.0)
  Acquisitions, net of cash acquired             (1,234.7)             (276.8)                -
  Proceeds from asset sales, net                    408.4                11.5                 -
  Allowance for borrowed funds
    used during construction                        (13.6)               (9.5)               (7.8)
  Nuclear fuel                                      (41.6)              (18.6)              (17.5)
  Nuclear decommissioning funding                   (17.6)              (17.7)              (15.5)
  Other                                             (10.4)              (59.6)              (29.6)
                                                 --------              ------              ------
Cash Used in Investing Activities                (1,520.5)             (888.8)             (469.4)

Financing Activities
  Issuance of common stock                           89.3                79.1                10.3
  Issuance of long-term debt                        513.9               443.2               313.6
  Issuance of mandatorily redeemable
    trust preferred securities                        -                 193.7                 -
  Repurchase of common stock                       (100.8)                -                   -
  Retirement of long-term debt                     (137.4)             (115.5)              (93.0)
  Change in short-term debt                         826.8               220.6               (38.5)
  Dividends paid on common stock                   (165.3)             (182.3)             (177.4)
                                                   ------              ------              ------
Cash Provided by Financing Activities             1,026.5               638.8                15.0
                                                 --------              ------              ------
Change in Cash and Cash Equivalents                 (33.0)               56.9                (3.0)

Cash and Cash Equivalents at
  Beginning of Year                                  73.5                16.6                19.6
                                                 --------              ------              ------
Cash and Cash Equivalents at
  End of Year                                       $40.5               $73.5               $16.6
                                                 ========              ======              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)             $223.6              $156.1              $133.2
  Income taxes                                       82.4               114.9               103.9

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION

                               CONSOLIDATED BALANCE SHEET

                                       December 31

           ASSETS                                        2000                1999
           ------                                      ---------           ---------
                                                           (Millions of Dollars)
Property, Plant and Equipment
  Utility energy                                       $7,327.7            $6,168.7
  Non-utility energy                                       21.7               221.3
  Manufacturing                                           119.5                 -
  Other                                                   135.3               321.1
  Accumulated depreciation                             (3,912.9)           (3,250.0)
                                                       --------            --------
                                                        3,691.3             3,461.1
  Construction work in progress                           246.3               174.8
  Leased facilities, net                                  121.7               127.3
  Nuclear fuel, net                                        93.1                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  4,152.4             3,846.6

Investments
 Nuclear decommissioning trust fund                       613.3               625.7
 Other                                                    166.0               324.6
                                                       --------            --------
     Total Investments                                    779.3               950.3

Current Assets
  Cash and cash equivalents                                40.5                73.5
  Accounts receivable, net of allowance for
    doubtful accounts $36.0 and $17.6                     532.6               242.3
  Accrued revenues                                        269.8               134.6
  Materials, supplies and inventories                     381.7               231.6
  Assets held for sale                                    464.0                 -
  Prepayments                                              81.7               100.9
  Deferred income taxes                                    73.4                37.3
  Other                                                    19.9                12.3
                                                       --------            --------
     Total Current Assets                               1,863.6               832.5

Deferred Charges and Other Assets
  Deferred regulatory assets                              276.8               216.9
  Goodwill, net                                           826.9                57.8
  Other                                                   507.1               157.7
                                                       --------            --------
     Total Deferred Charges and Other Assets            1,610.8               432.4
                                                       --------            --------
Total Assets                                           $8,406.1            $6,061.8
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION

                               CONSOLIDATED BALANCE SHEET

                                       December 31

    CAPITALIZATION AND LIABILITIES                       2000                1999
    ------------------------------                     ---------           ---------
                                                           (Millions of Dollars)
Capitalization
  Common equity                                        $2,016.8            $2,007.8
  Preferred stock                                          30.4                30.4
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding solely debentures of the Company              200.0               200.0
  Long-term debt                                        2,732.7             2,134.6
                                                       --------            --------
     Total Capitalization                               4,979.9             4,372.8


Current Liabilities
  Long-term debt due currently                             55.4                69.1
  Short-term debt                                       1,386.1               507.5
  Accounts payable                                        427.0               174.0
  Payroll and vacation accrued                             68.2                35.6
  Taxes accrued - income and other                         54.8                31.3
  Interest accrued                                         26.0                22.2
  Other                                                   191.2                48.0
                                                       --------            --------
     Total Current Liabilities                          2,208.7               887.7

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       587.1               464.4
  Accumulated deferred investment tax credits              80.8                79.9
  Deferred regulatory liabilities                         321.0               124.8
  Other                                                   228.6               132.2
                                                       --------            --------
     Total Deferred Credits and Other Liabilities       1,217.5               801.3

Commitments and Contingencies (Note N)                      -                   -
                                                       --------            --------
Total Capitalization and Liabilities                   $8,406.1            $6,061.8
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                               CONSOLIDATED STATEMENT OF CAPITALIZATION

                                              December 31

                                                                             2000           1999
                                                                           --------       --------
                                                                             (Millions of Dollars)
Common Equity (See Consolidated Statement of Common Equity)
  Common stock - $.01 par value; authorized 325,000,000 shares;
    outstanding - 118,645,341 and 118,904,210 shares                           $1.2           $1.2
  Other paid in capital                                                       833.3          838.3
  Retained earnings                                                         1,159.7        1,170.8
  Accumulated other comprehensive income                                       (2.9)           -
  Unearned compensation - restricted stock award                               (3.9)          (2.5)
  Stock options exercisable                                                    29.4            -
                                                                            -------       --------
            Total Common Equity                                             2,016.8        2,007.8

Preferred Stock
  Wisconsin Energy
    $.01 par value; authorized 15,000,000 shares; none outstanding              -              -
  Wisconsin Electric
    Six Per Cent. Preferred Stock - $100 par value;
      authorized 45,000 shares; outstanding - 44,498 shares                     4.4            4.4
    Serial preferred stock -
      $100 par value; authorized 2,286,500 shares; 3.60% Series
        redeemable at $101 per share; outstanding - 260,000 shares             26.0           26.0
      $25 par value; authorized 5,000,000 shares; none outstanding              -              -
  Wisconsin Gas - Cumulative without par value;
      authorized 1,500,000 shares; none outstanding                             -              -
                                                                            -------       --------
            Total Preferred Stock                                              30.4           30.4

Company-obligated mandatorily redeemable preferred securities
  of subsidiary trust holding solely debentures of the Company                200.0          200.0

Long-Term Debt
  First mortgage bonds
    Wisconsin Electric -        7-1/4% due 2004                               140.0          140.0
                                7-1/8% due 2016                               100.0          100.0
                                6.85% due 2021                                  9.0            9.0
                                7-3/4% due 2023                               100.0          100.0
                                7.05% due 2024                                 60.0           60.0
                                9-1/8% due 2024                                 3.4            3.4
                                8-3/8% due 2026                               100.0          100.0
                                7.70% due 2027                                200.0          200.0
    Edison Sault -              7.90% to 10.31% due 2001-2009                   -              5.2

  Debentures (unsecured)
    Wisconsin Electric -        6-5/8% due 2002                               150.0          150.0
                                6-5/8% due 2006                               200.0          200.0
                                9.47% due 2006                                  4.2            4.9
                                8-1/4% due 2022                                25.0           25.0
                                6-1/2% due 2028                               150.0          150.0
                                6-7/8% due 2095                               100.0          100.0
    Wisconsin Gas -             6.60% due 2013                                 45.0            -

The accompanying notes are an integral part of these financial statements.

                                     WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED STATEMENT OF CAPITALIZATION - (Cont'd)

                                              December 31
                                                                             2000           1999
                                                                           --------       --------
                                                                             (Millions of Dollars)
Long-Term Debt (Cont'd)
  Notes (secured)
    Wisvest -                   8.02% variable rate due 2005 (a)             $208.0         $205.9
                                6.36% effective rate due 2006                   6.6            7.7
    Sta-Rite Industries, Inc. - 5.58% variable rate due 2007 and 2009 (a)       5.0            -
    Wispark -                   8.26% variable rate due 2002 (a)               21.2           26.3
                                8.22% variable rate due 2003 (a)                4.2            3.0
                                Variable rate due 2000-2008                     -             25.6
                                7.2% to 8.67% due 2002-2012                     -             15.7

  Notes (unsecured)
    Wisconsin Electric -        6.36% effective rate due 2006                   7.2            8.4
                                4.75% variable rate due 2006 (a)                1.0            1.0
                                4.75% variable rate due 2015 (a)               17.4           17.4
                                4.90% variable rate due 2016 (a)               67.0           67.0
                                4.75% variable rate due 2030 (a)               80.0           80.0
    Wisconsin Gas -             6-3/8% due 2005                                65.0            -
                                5-1/2% due 2009                                50.0            -
    Edison Sault -              6.55% to 8.00% due 2000-2008                    4.8            5.4
    Wisconsin Energy
      Capital Corporation -     6.22% to 6.49% due 2000                         -             27.0
                                6.40% due 2001                                 15.0           15.0
                                6.33% due 2002                                 12.0           12.0
                                6.66% due 2003                                 10.6           10.6
                                6.85% due 2005                                 10.0           10.0
                                6.21% due 2008                                 20.0           20.0
                                6.48% due 2008                                 25.4           25.4
                                6.51% due 2013                                 30.0           30.0
                                6.94% due 2028                                 50.0           50.0

Commercial paper supported by multiple-year bank lines                        509.7            -

Obligations under capital leases                                              215.5          215.9
Unamortized discount, net and other                                           (34.1)         (23.1)
Long-term debt due currently                                                  (55.4)         (69.1)
                                                                           --------       --------
            Total Long-Term Debt                                            2,732.7        2,134.6
                                                                           --------       --------
Total Capitalization                                                       $4,979.9       $4,372.8
                                                                           ========       ========

The accompanying notes are an integral part of these financial statements.

(a) Variable interest rate as of December 31, 2000.

                                     WISCONSIN ENERGY CORPORATION

                                CONSOLIDATED STATEMENT OF COMMON EQUITY

                                                      Accumulated
                                                         Other                       Stock
                       Common  Other Paid  Retained  Comprehensive    Unearned      Options
                       Stock   In Capital  Earnings     Income      Compensation  Exercisable  Total
                       ------  ----------  --------  -------------  ------------  -----------  -----
                                                    (Millions of Dollars)

Balance -
 December 31, 1997     $1.1    $729.7      $1,132.2     $ -          $ -           $ -       $1,863.0

 Net income                                   188.1                                             188.1
 Common stock cash
  dividends $1.555
  per share                                  (177.4)                                           (177.4)
 Sale of common stock            10.3                                                            10.3
 Acquisition of
  ESELCO, Inc.          0.1      19.2           1.2                                              20.5
 Restricted stock
  award                                                               (1.4)                      (1.4)
 Amortization and
  forfeiture of
  restricted stock                                                     0.1                        0.1
                       ----    ------      --------     -----        -----         -----     --------
Balance -
 December 31, 1998      1.2     759.2       1,144.1       -           (1.3)          -        1,903.2

 Net income                                   209.0                                             209.0
 Common stock cash
  dividends $1.56
  per share                                  (182.3)                                           (182.3)
 Sale of common stock            79.1                                                            79.1
 Restricted stock
  award                                                               (1.4)                      (1.4)
 Amortization and
  forfeiture of
  restricted stock                                                     0.2                        0.2
                       ----    ------      --------     -----        -----         -----     --------
Balance -
 December 31, 1999      1.2     838.3       1,170.8       -           (2.5)          -        2,007.8

 Net income                                   154.2                                             154.2
 Other comprehensive
  income
   Foreign currency
    translation                                          (0.7)                                   (0.7)
   Minimum pension
    liability                                            (2.2)                                   (2.2)
                       ----    ------      --------     -----        -----         -----     --------
    Comprehensive
     Income             -         -           154.2      (2.9)         -             -          151.3
 Common stock cash
  dividends $1.37
  per share                                  (165.3)                                           (165.3)
 Sale of common stock            89.3                                                            89.3
 Repurchase of
  common stock                 (100.8)                                                         (100.8)
 Restricted stock
  award                                                               (1.4)                      (1.4)
 WICOR restricted
  stock awards -
  converted                                                           (1.2)                      (1.2)
 Amortization and
  forfeiture of
  restricted stock                                                     1.2                        1.2
 WICOR stock options
  converted                                                                         35.9         35.9
 Stock options
  exercised and
  other                           6.5                                               (6.5)         -
                       ----    ------      --------     -----        -----         -----     --------
Balance -
 December 31, 2000     $1.2    $833.3      $1,159.7     ($2.9)       ($3.9)        $29.4     $2,016.8
                       ====    ======      ========     =====        =====         =====     ========

The accompanying notes are an integral part of these financial statements.


                  WISCONSIN ENERGY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The consolidated financial statements include the
accounts of Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company"), a diversified holding company, as well as its principal subsidiaries in the following operating segments:

  * UTILITY ENERGY SEGMENT - Consisting of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and Edison Sault Electric Company ("Edison Sault") and engaged primarily in the generation of electricity and the distribution of electricity and natural gas;

  *  NON-UTILITY ENERGY SEGMENT - Consisting of Wisvest
     Corporation ("Wisvest"), WICOR Energy Services Company,
     FieldTech, Inc. and Northern Tree Service, Inc. and engaged primarily in independent electric power production as well as in energy marketing, trading and services activities; and

  * MANUFACTURING SEGMENT - Consisting of WICOR Industries, Inc., an intermediary holding company, and its primary subsidiaries, Sta-Rite Industries, Inc., SHURflo Pump Manufacturing Co. and Hypro Corporation, and engaged in the manufacture of pumps as well as fluid processing and pump filtration equipment.


Other non-utility subsidiaries of Wisconsin Energy include primarily Minergy Corp., which develops and markets recycling technology products, and Wispark LLC ("Wispark"), formerly Wispark Corporation, which develops and invests in real estate, and other non-utility companies. All significant intercompany transactions and balances have been eliminated from the financial statements.

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

REVENUES:   Energy revenues are recognized on the accrual basis
and include estimated amounts for service rendered but not billed. The manufacturing segment recognizes revenue from product sales upon shipment. Based upon experience, the manufacturing segment estimates and records provisions for sales returns, allowances and original warranties in the period the sale is reported.

Wisconsin Electric's rates include base amounts for estimated fuel and purchased power costs. It can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the Public Service Commission of Wisconsin ("PSCW") and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates. Wisconsin Electric's and Wisconsin Gas's retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs incurred subject to a partial sharing mechanism between Wisconsin Gas and its customers.

PROPERTY AND DEPRECIATION:   Property is recorded at cost.
Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Cost includes material, labor and capitalized interest or allowance for funds used during construction. The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated depreciation when property is retired.

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. For manufacturing property, depreciation expense is primarily included in cost of goods sold.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 2000 and 4.1% in 1999 and 1998. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F).

Estimated useful lives are 3 to 10 years for manufacturing equipment, 3 to 15 years for other non-utility equipment and 30 to 40 years for non-utility buildings.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:   Allowance for
funds used during construction is included in Wisconsin Electric's utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. On the Consolidated Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, Wisconsin Electric's allowance for funds used during construction was capitalized during the following periods on 50% of construction work in progress at the following rates:

     *  September 1, 2000 - December 31, 2000     10.18%
     *  June 1, 1998 - August 31, 2000            10.21%
     *  January 1, 1998 - May 31, 1998            10.29%


EARNINGS PER COMMON SHARE:   Basic earnings per common share have
been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding including the dilutive effects of stock options.

MATERIALS, SUPPLIES AND INVENTORIES:   Inventory at December 31,
2000 and 1999 consists of:


       Materials,
Supplies and Inventories                  2000           1999
------------------------                --------       --------
                                         (Millions of Dollars)
Fossil Fuel                               $78.2         $113.8
Gas in Storage                             92.1           29.8
Materials and Supplies                     89.0           88.0
Manufacturing                             122.4            -
                                         ------         ------
  Total                                  $381.7         $231.6
                                         ======         ======


Substantially all fossil fuel, materials and supplies and gas in storage inventories are priced using the weighted average method of accounting. As a result of the merger with WICOR in April 2000, the Company acquired the manufacturing inventories of WICOR Industries, Inc. Approximately 83% of the manufacturing inventories in 2000 are priced using the last-in, first-out method (not in excess of the market), with the remaining inventories priced using the first-in, first-out method. If the first-in, first-out method of accounting had been used exclusively, manufacturing inventories would have been $0.4 million higher at December 31, 2000.

GOODWILL AND LONG-LIVED ASSETS:   Goodwill represents the excess
of acquisition costs over the fair value of the net assets of acquired businesses and is amortized on a straight line basis over its estimated life, which is generally 40 years.

The Company reviews the carrying value of goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the goodwill or long-lived assets to the carrying value. Measurement of any impairment loss would be based upon discounted operating cash flows.

REGULATORY ACCOUNTING:   The utility energy segment accounts for
its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Deferred regulatory assets and liabilities at December 31 consist of:


Deferred Regulatory Assets and Liabilities                      2000                1999
------------------------------------------                    --------            --------
                                                                 (Millions of Dollars)
Deferred Regulatory Assets
  Deferred income taxes                                        $148.7              $155.3
  Postretirement benefit costs                                   31.2                 -
  Purchase power commitment                                      30.6                22.1
  Lightweight aggregate plant                                    19.7                 -
  Department of Energy assessments                               18.5                21.1
  Deferred nuclear costs                                          8.3                11.8
  Deferred uncollectible expenses                                 7.8                 -
  Other                                                          12.0                 6.6
                                                               ------              ------
Total Deferred Regulatory Assets                               $276.8              $216.9
                                                               ======              ======

Deferred Regulatory Liabilities
  Deferred income taxes                                        $111.0              $117.8
  WICOR acquisition purchase adjustments                        173.1                 -
  Tax and interest refunds                                       24.7                 2.3
  Other                                                          12.2                 4.7
                                                               ------              ------
Total Deferred Regulatory Liabilities                          $321.0              $124.8
                                                               ======              ======


In connection with the WICOR acquisition, the Company recorded the Wisconsin Gas pension and postretirement medical plans at fair value. Due to the regulatory treatment of Wisconsin Gas, a regulatory liability was also recorded and is being amortized over the average remaining service life of 15 years.

During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000 to a deferred regulatory asset account, which will be amortized on a straight-line basis over the five-year period ending December 31, 2005.

Utility operations in the state of Wisconsin are precluded from discontinuing service to residential customers within their service areas during the heating season. As a result, Wisconsin Gas defers any differences between doubtful account provisions based upon actual experience and provisions allowed for ratemaking purposes by the PSCW for recovery in future rates.

DERIVATIVE FINANCIAL INSTRUMENTS:   The Company has limited
involvement with derivative financial instruments. Wisconsin Gas uses such instruments to manage commodity risks associated with the price of natural gas, and the manufacturing segment uses derivative financial instruments to manage foreign exchange risk. In addition, Wisvest-Connecticut, LLC, a wholly-owned non-utility energy affiliate, has entered into an interest rate swap agreement to manage interest rate risk related to debt (see
Note I) issued in the acquisition of two fossil-fueled power plants (see Note B).

STATEMENT OF CASH FLOWS:   Cash and cash equivalents include
marketable debt securities acquired three months or less from maturity. During 1998, Wisconsin Energy recorded a $19.3 million non-cash acquisition of ESELCO, Inc. accounted for as a pooling of interests (see Note B). In 1999, Wisconsin Electric recorded a $110 million cash payment, included in Operating Activities - Other, related to a contested July 1999 jury verdict (see
Note N).

RESTRICTIONS:   Various financing arrangements and regulatory
requirements impose certain restrictions on the ability of the principal utility subsidiaries and various financing arrangements impose restrictions on the non-utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will affect its operations.

NEW ACCOUNTING PRONOUNCEMENTS:   In June 1998, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (1) derivative instruments; and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Energy has identified a limited number of both financial and physical commodity contracts that meet the definition of a derivative under FAS 133 in its electric and natural gas utility operations as well as in its non-regulated energy operations. These contracts are used to manage the Company's exposure to commodity price and interest rate volatility.

The adoption of FAS 133, as amended, on January 1, 2001, was insignificant to the income statement and to other comprehensive income. The Company believes that its electric capacity contracts qualify for the normal purchase and sale exception under FAS 133, and therefore are not considered derivative instruments. The Financial Accounting Standards Board is currently reviewing a proposal that would allow electric capacity option contracts to qualify for the normal purchase and sale exception. The Financial Accounting Standards Board's final conclusion may impact the Company's ongoing application of FAS 133 related to its electric capacity contracts.

Following initial adoption of FAS 133, changes in the net value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in other comprehensive income. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. In the case of Wisconsin Gas, the ineffective portion is recorded as regulatory asset or liability as these transactions are part of the purchased gas cost recovery mechanism.

The fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.


B - MERGERS AND ACQUISITIONS

Utility Energy Segment

WICOR, INC.:   On April 26, 2000, the Company acquired all of the
outstanding common stock of WICOR, Inc., a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of options and restricted shares valued at $37.1 million and the payment of $10.2 million in transaction costs. The Company also assumed approximately $267 million of existing WICOR debt. The cash purchase price of approximately $1.2 billion was funded with commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. In accordance with APB 16, the purchase price has been allocated to assets acquired and liabilities assumed based upon an estimate of fair value at the date of acquisition while approximately $818 million was recorded as goodwill and is being amortized over 40 years. Portions of the purchase price were identified by independent appraisers utilizing proven valuation procedures and techniques and are subject to adjustment as these estimates are refined and finalized.

The following unaudited pro forma data summarize the results of recurring operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented. The pro forma amounts give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                            Pro Forma
                                                ----------------------------------
Wisconsin Energy Corporation                      2000                      1999
----------------------------                    --------                  --------
                                        (Millions of Dollars, Except Per Share Amounts)
Total Operating Revenues                        $3,789.9                  $3,282.8
Net Income                                        $182.4                    $201.3

Earnings Per Share
  Basic                                            $1.51                     $1.72
  Diluted                                           1.51                      1.72


ESELCO, INC.:   On May 31, 1998, Wisconsin Energy acquired
ESELCO, Inc. in a tax-free reorganization accounted for as a pooling of interests. ESELCO was the parent company of Edison Sault, an electric utility serving customers in Michigan's eastern Upper Peninsula. In connection with the acquisition, Wisconsin Energy issued 2.4 million shares of Wisconsin Energy common stock with a value of $70.9 million for the outstanding shares of ESELCO common stock. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $0.9 million represented ESELCO's consolidated net income during the first five months of 1998.


Non-Utility Energy Segment

WISVEST-CONNECTICUT, LLC:   In April 1999, Wisvest-Connecticut,
LLC, a wholly owned subsidiary of Wisvest Corporation, acquired two fossil-fueled power plants in the state of Connecticut for $276.8 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest-Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. Wisconsin Energy accounted for the transaction under the purchase method of accounting. Related goodwill in the amount of $55.9 million, which is being amortized over a 30-year estimated life, remains outstanding at December 31, 2000. Due to the immaterial nature of the transaction, Wisconsin Energy has not presented pro forma financial information. As discussed in Note C, the Company has announced the pending sale of these two fossil-fueled power plants.


Manufacturing Segment

In August 2000, WICOR Industries, Inc. completed the acquisition of a privately held manufacturer of fiber-wound pressure tanks for the water treatment industry. The aggregate purchase price for this transaction was approximately $33.5 million and was financed using cash and short-term borrowings. The acquisition was accounted for as a purchase with the acquired company's results of operations included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired company was approximately $22.6 million, which has been recorded as goodwill and is being amortized over a period of 40 years. Due to the immaterial nature of the transaction, Wisconsin Energy has not presented pro forma financial information.


C - ASSET SALES AND DIVESTITURES

During 2000, the Company's management announced a strategy, which, among other things, identified the divestiture of non-core investments.

In October 2000, the Company closed on the sale of its interest in SkyGen Energy Holdings LLC which resulted in cash proceeds totaling approximately $332 million (including approximately
$112 million for the repayment of certain advances, short-term notes receivables and interest) and a gain of $54.6 million after tax or $0.45 per share.

As of December 31, 2000, Wisconsin Energy held additional assets for sale as follows:

Assets Held For Sale                 December 31, 2000
--------------------                 -----------------
                                   (Millions of Dollars)
Non-Utility Energy                        $331.8
Other - Real Estate                        132.2
                                          ------
  Total                                   $464.0
                                          ======


In May 2000, Wisconsin Energy announced that it planned to market and sell approximately 80% of the assets of Wispark. During the fourth quarter of 2000, the Company completed the sale of approximately 44% of the Wispark portfolio anticipated to be sold, receiving approximately $128 million of gross proceeds. Wisconsin Energy anticipates selling the balance of the assets identified for sale over the next two years.

In December 2000, the Company signed an agreement to sell Wisvest-Connecticut, LLC's two fossil-fueled generating stations in the state of Connecticut for anticipated gross proceeds of approximately $350 million, including amounts for inventory. The sale of these plants and associated assets is expected to close by the end of the second quarter of 2001 subject to various regulatory approvals and other closing conditions. Concurrent with the sale of the Connecticut generating stations, Wisvest expects to retire $208.0 million of variable rate notes which are secured by the plants.

During the fourth quarter of 2000, the Company signed an agreement to sell Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California. Initial proceeds of $42 million for the reimbursement of certain development costs were received in the fourth quarter of 2000. Additional proceeds are due in 2001 upon completion of certain regulatory and contractual matters, which is expected to result in a gain on the sale.

Proceeds from these sales, and additional sales of real estate by Wispark, are being used primarily to reduce debt.

In 2000, Wisconsin Electric and Edison Sault agreed to join the American Transmission Company LLC by transferring their electric utility transmission assets in exchange for equity interests in this new company. Transfer of these electric transmission system assets, with a net book value of approximately $252 million, became effective on January 1, 2001. During the first half of 2001, the American Transmission Company LLC expects to issue debt and distribute cash to Wisconsin Electric and Edison Sault in an amount equal to approximately 50% of the net book value of the assets transferred.


D - NON-RECURRING CHARGES

During the fourth quarter of 2000, the Company recorded charges totaling $0.69 per diluted share. Of this, $0.33 per share related to severance and employee benefits and merger-related items. In connection with the WICOR merger and the divestiture of non-core businesses, approximately 300 employees are to receive severance benefits under severance agreements and enhanced retirement initiatives. As of December 31, 2000, approximately $14.0 million of severance benefits remained as an outstanding liability on the balance sheet. The Company also recorded charges totaling $0.26 per share during the fourth quarter of 2000 related to the valuation of non-core investments. The Company reviewed its non-core businesses and investments and determined that the expected future cash flows on certain investments, including real estate, international waste to energy projects and energy marketing companies would not exceed the historical costs of those investments. In addition, the Company made a contribution of $0.10 per share to the Wisconsin Energy Foundation to assist it in becoming self funding.

During 1999, Wisconsin Electric reached agreement in the settlement of litigation related to the development of an electric generating plant in the Philippines at a cost of $0.09 per diluted share.


E - INCOME TAXES

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

The following table is a summary of income tax expense for each of the years ended December 31:

    Income Tax Expense                  2000           1999           1998
    ------------------                --------       --------       --------
                                              (Millions of Dollars)
Current tax expense                     $120.2         $81.8          $95.0
Deferred income taxes, net                10.3          33.6            0.6
Investment tax credit, net                (4.6)         (4.3)          (3.4)
                                        ------        ------          -----
  Total Tax Expense                     $125.9        $111.1          $92.2
                                        ======        ======          =====


The provision for income taxes for each of the years ended
December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

                                     2000                      1999                      1998
                            ---------------------     ---------------------     ---------------------
                                        Effective                 Effective                 Effective
  Income Tax Expense        Amount      Tax Rate      Amount      Tax Rate      Amount      Tax Rate
  ------------------        ------      ---------     ------      ---------     ------      ---------
                                                      (Millions of Dollars)
Expected tax at
 statutory federal
  tax rates                 $98.5         35.0%      $112.5         35.0%       $98.5         35.0%
State income taxes
 net of federal
  tax benefit                20.7          7.4%        16.6          5.2%        13.5          4.8%
Unrealized capital loss       7.5          2.7%         -            -            -            -
Investment tax
 credit restored             (4.6)        (1.6%)       (4.6)        (1.4%)       (4.7)        (1.7%)
Amortization of goodwill      4.2          1.5%         -            -            -            -
Flowback of prior
 contributions in aid
 of construction              -            -           (8.1)        (2.5%)       (8.0)        (2.9%)
Other, net                   (0.4)        (0.1%)       (5.3)        (1.6%)       (7.1)        (2.6%)
                           ------         -----      ------         -----       -----         -----
    Total Tax Expense      $125.9         44.9%      $111.1         34.7%       $92.2         32.6%
                           ======         =====      ======         =====       =====         =====


The components of FAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

                                     Current Assets (Liabilities)   Long-Term Liabilities (Assets)
                                     ----------------------------   ------------------------------
    Deferred Income Taxes                 2000           1999            2000          1999
    ---------------------                 ----           ----            ----          ----
                                                         (Millions of Dollars)
Property-related                         $ -            $ -             $671.9        $568.1
Construction advances                      -              -              (66.5)        (61.8)
Decommissioning trust                      -              -              (52.9)        (44.2)
Contested liability payment                -              -               43.8          43.8
Recoverable gas costs                     18.1           (0.4)             -             -
Uncollectible account expense             18.0            6.6              -             -
Employee benefits
  and compensation                        15.7            8.4              4.1         (34.5)
Asset impairment charge                   10.8           12.1              -             -
Other                                     10.8           10.6            (13.3)         (7.0)
                                         -----          -----           ------        ------
    Total Deferred Income Taxes          $73.4          $37.3           $587.1        $464.4
                                         =====          =====           ======        ======


Wisconsin Electric, Wisconsin Gas and Edison Sault have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues
(see Note A).


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. Point Beach Nuclear Plant is operated by the Nuclear Management Company, a company that, as of December 31, 2000, manages seven nuclear generating units in the Midwest owned by four different companies in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the PSCW authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the PSCW authorized a five-year recovery in the electric retail jurisdiction in the state of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 2000, $8.3 million of deferred costs remain on the Consolidated Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

NUCLEAR INSURANCE:   The Price-Anderson Act as amended and
extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.5 billion, of which $200 million is covered by liability insurance purchased from private sources. The remaining $9.3 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

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

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $7.8 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $3.8 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING:   Nuclear decommissioning costs are
included in depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the generating units. Decommissioning expenses of $17.6 million, $17.7 million and $15.5 million were accrued during 2000, 1999 and 1998, respectively, under this method.

Decommissioning costs collected through rates are deposited into the nuclear decommissioning trust fund and also included in accumulated depreciation. As a result, these funds do not add to the cash flows available for general corporate purposes.
Earnings on the fund balance accumulate in the nuclear decommissioning trust fund and in accumulated depreciation as part of the decommissioning liability.

It is expected that the annual payments to the nuclear decommissioning trust fund along with related earnings will provide sufficient funds at the time of decommissioning.
Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

The estimated cost to decommission the plant in 2000 dollars is $586 million based upon a site specific decommissioning cost study completed in 1998, and includes additional costs from prior estimates for work management by an independent decommissioning general contractor. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.9 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Following is a summary at December 31 of the Nuclear
Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.


Nuclear Decommissioning Trust Fund               2000           1999
----------------------------------               ----           ----
                                                (Millions of Dollars)
Total funding and realized net earnings         $408.1         $357.7
Unrealized gains, net                            205.2          268.0
                                                ------         ------
  Total                                         $613.3         $625.7
                                                ======         ======


As required by Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund were determined on the basis of specific identification; net unrealized holding gains on the fund were recorded as part of the fund and as part of accumulated depreciation.

DECONTAMINATION AND DECOMMISSIONING FUND:   The Energy Policy Act
of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2000, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $16.1 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next seven years ending in 2007.


G - COMMON EQUITY

During 2000, the board of directors approved a common stock repurchase plan which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market over the following 24 months. Through December 31, 2000 Wisconsin Energy purchased approximately 5.0 million shares of common stock for $100.8 million. The Company is currently retiring the stock that is purchased.

Wisconsin Energy issued approximately 4.7 million and 3.3 million new shares of common stock during 2000 and 1999, respectively, which were primarily purchased by participants in the Company's stock plans with cash investments and reinvested dividends totaling approximately $89.3 million during 2000 and $79.1 million during 1999.

In September 2000, the board of directors authorized a quarterly cash dividend on its common stock, payable December 1, 2000, of $0.20 per share ($0.80 on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $0.39 per common share (or $1.56 on an annualized basis).

STOCK OPTION PLANS AND RESTRICTED STOCK:   The Omnibus Stock
Incentive Plan ("OSIP"), as approved by stockholders in 1994 and amended by the board of directors in 1998, enables the Company to provide a long-term incentive, through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees. The OSIP provides for the granting of stock options, stock appreciation rights, stock awards and performance units during the ten-year term of the plan. Awards may be paid in common stock, cash or a combination thereof. No stock appreciation rights have been granted to date. Four million shares of common stock have been reserved under the OSIP.

In addition, under the terms of the Merger Agreement with WICOR, each outstanding option to purchase shares of WICOR common stock, $1.00 par value (with attached common stock purchase rights, a "WICOR Option") was assumed by Wisconsin Energy and converted into an option to purchase shares of the Company's common stock on the same terms and conditions as were applicable under such WICOR Options. The WICOR Options that were outstanding on
June 27, 1999 became fully vested at the effective time of WICOR's merger with the Company.

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The following is a summary of the Company's stock options issued through December 31, 2000.

                                         2000                     1999                  1998
                                 ---------------------    --------------------  -------------------
                                              Weighted-               Weighted-            Weighted-
                                  Number      Average      Number     Average    Number    Average
       Stock Options                of        Exercise       of       Exercise     of      Exercise
    -------------------          Options       Price      Options      Price    Options     Price
                                 -------      --------    -------     --------  -------    --------
Outstanding at January 1         1,234,700     $28.11       858,700    $28.53    530,200    $28.00
  Granted                        1,198,211     $19.95       376,000    $27.14    331,500    $29.37
  Conversion of WICOR options    4,571,345     $13.71         -          -         -          -
  Exercised                       (735,948)    $12.49         -          -        (3,000)   $27.38
  Forfeited                        (51,473)    $25.86         -          -         -          -
                                 ---------                ---------              -------
Outstanding at December 31       6,216,835     $17.81     1,234,700    $28.11    858,700    $28.53
                                 =========                =========              =======
Exercisable at December 31       4,647,406     $16.08       369,763    $28.99    120,500    $27.05


As of December 31, 2000, the 6,216,835 options outstanding are exercisable at per share prices of between $6.79 and $30.88 with a weighted-average remaining contractual life of 7.2 years. At December 31, 2000, 3,824,049 converted WICOR options are vested and exercisable. An additional 517,700 of the outstanding options have "cliff vesting" terms and are exercisable four years after the grant date, while 1,805,086 of the options vest on a straight-line "graded" basis over a four-year period from the grant date and 70,000 of the options vest on a straight-line "graded" basis over a three-year period from the grant date. All outstanding options, including the converted WICOR options, expire no later than eleven years from the date of grant. As of December 31, 2000, the 4,647,406 exercisable options are exercisable at per share prices of between $6.79 and $30.88 with a weighted-average remaining contractual life of 6.6 years.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). The Black-Scholes option-pricing model was used to estimate FAS 123 compensation expense with the following assumptions for 2000, 1999 and 1998, respectively: dividend yields of 4.0%, 5.7% and 5.3%; risk free interest rates of 6.4%, 6.7% and 5.7%; expected volatility of 21.0%, 13.2% and 15.0%; and an expected option life of 10 years for all periods. The weighted average fair value of options granted in 2000, 1999 and 1998 was $4.73, $3.05 and $3.34 per share, respectively. Had compensation cost for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with FAS 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


Pro Forma Earnings Under FAS 123                   2000              1999              1998
--------------------------------                   ----              ----              ----
                                               (Millions of Dollars, Except Per Share Amounts)
Net Income
  As reported                                     $154.2            $209.0            $188.1
  Pro forma                                       $153.0            $208.6            $187.9

Diluted Earnings Per Common Share
  As reported                                      $1.27             $1.79             $1.65
  Pro forma                                        $1.26             $1.78             $1.64


The Company has granted restricted shares of common stock to certain key employees. The following restricted stock activity occurred during 2000, 1999 and 1998:

                                         2000                     1999                  1998
                                  --------------------     -------------------   ------------------
                                              Weighted-               Weighted-            Weighted-
                                  Number      Average      Number     Average    Number    Average
    Restricted Shares               of         Market        of        Market      of       Market
  ---------------------           Shares       Price       Shares      Price     Shares     Price
                                  ------      --------     ------     --------   ------    --------
Outstanding at January 1          103,250                   55,750                6,000
  Granted                          64,750      $21.12       51,500     $27.41    49,750     $28.62
  WICOR restricted
    shares converted               57,745      $20.73         -           -         -          -
  Released/Forfeited              (20,804)     $25.01       (4,000)    $28.32       -          -
                                  -------                  -------               ------
Outstanding at December 31        204,941                  103,250               55,750
                                  =======                  =======               ======


Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to the Company other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, the market value of the restricted stock awards on the date of grant is recorded as a separate unearned compensation component of common stock equity and is then charged to expense over the vesting period of the awards. Adjustments are also made to expense for achievement of performance goals. Restricted stock compensation charged to expense during 2000, 1999 and 1998 was immaterial.


H - TRUST PREFERRED SECURITIES

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


I - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:   At December 31,
2000, the maturities and sinking fund requirements through 2005 for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

                   (Millions of Dollars)
2001                      $29.0
2002                      255.8
2003                      478.0
2004                      154.0
2005                      251.6
Thereafter              1,439.0
                       --------
    Total              $2,607.4
                       ========


Sinking fund requirements for the years 2001 through 2005, included in the preceding table, are $18.0 million. Commercial paper in the amount of $509.7 million, issued under bank back-up credit facilities that expire between 2001 through 2003, is included in the preceding table. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense.

In connection with the WICOR acquisition, Wisconsin Energy
(1) issued $1.2 billion of commercial paper of which $449 million is supported by multiple-year back-up credit facilities and classified as long-term debt which the Company has both the ability and intent to maintain for more than one year, and
(2) assumed $215 million of existing WICOR long-term debt.

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

In April 1999, Wisvest-Connecticut, LLC issued $210 million of nonrecourse variable rate notes secured by the acquired assets and due December 31, 2005, the proceeds of which were used to help finance the acquisition of two fossil-fueled power plants (see Note B) and for related working capital. Associated with issuance of this debt, Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's long-term nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations.
The variable rate is based upon a three-month LIBOR rate and the fixed rated is 5.99%. At year-end 2000, three-month LIBOR was 6.44%. The notional amounts parallel a portion of the underlying debt levels and are used to measure interest to be paid or received and do not represent an exposure to credit loss. The notional amount of Wisvest-Connecticut, LLC's interest rate swaps was $73.1 million at December 31, 2000. This notional amount decreases on a quarterly basis over the remaining term of the agreement. The difference between the amounts paid and received under the interest rate swap is accrued as interest rates change and is recorded as an adjustment to interest expense over the life of the hedged agreement. Wisvest-Connecticut, LLC is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap. However, it does not anticipate any losses from this agreement, which is with a major financial institution.

OBLIGATIONS UNDER CAPITAL LEASES:   To meet a portion of its
electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Imputed interest costs on the capitalized purchase power obligation were $23.9 million, $23.4 million and $22.9 million during 2000, 1999 and 1998, respectively, and total amortization costs of the leased facilities were $5.7 million per year during 1998 through 2000. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Consolidated Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $21.0 million, $20.4 million and $20.3 million during 2000, 1999 and 1998, respectively.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.9 million, $3.5 million and $3.1 million during 2000, 1999 and 1998, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

          Capital Lease Assets                        2000                1999
----------------------------------------              ----                ----
                                                       (Millions of Dollars)
Leased Facilities
  Long-term purchase power commitment                $140.3              $140.3
  Accumulated amortization                            (18.6)              (13.0)
                                                     ------              ------
Total Leased Facilities                              $121.7              $127.3
                                                     ======              ======
Nuclear Fuel
  Under capital lease                                $121.4              $112.6
  Accumulated amortization                            (63.1)              (51.8)
  In process/stock                                     34.8                22.6
                                                     ------              ------
Total Nuclear Fuel                                    $93.1               $83.4
                                                     ======              ======


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2000 are as follows:

                                                        Purchase
                                                         Power         Nuclear
         Capital Lease Obligations                     Commitment     Fuel Lease        Total
-------------------------------------------            ----------     ----------        -----
                                                                 (Millions of Dollars)
  2001                                                   $26.0          $29.0           $55.0
  2002                                                    26.9           22.5            49.4
  2003                                                    28.0           11.4            39.4
  2004                                                    29.0            4.3            33.3
  2005                                                    30.1            1.9            32.0
  Later Years                                            501.1            -             501.1
                                                        ------          -----          ------
Total Minimum Lease Payments                             641.1           69.1           710.2
Less: Estimated Executory Costs                         (132.2)           -            (132.2)
                                                        ------          -----          ------
Net Minimum Lease Payments                               508.9           69.1           578.0
Less: Interest                                          (356.6)          (5.9)         (362.5)
                                                        ------          -----          ------
Present Value of Net Minimum Lease Payments              152.3           63.2           215.5
Less: Due Currently                                        -            (26.2)          (26.2)
                                                        ------          -----          ------
                                                        $152.3          $37.0          $189.3
                                                        ======          =====          ======


J - SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

                                                 2000                          1999
                                        ----------------------        ----------------------
                                                       Interest                      Interest
      Short-Term Debt                    Balance         Rate          Balance         Rate
---------------------------              -------       --------        -------       --------
                                                       (Millions of Dollars)
Banks
  Domestic subsidiaries                    $57.9         6.77%          $50.9          6.32%
  Foreign subsidiaries                      10.6         5.39%            -             -
Commercial paper                         1,627.3         6.61%          256.6          6.20%
Medium-term notes due in
  less than one year                       200.0         6.74%          200.0          6.16%
Commercial paper classified
  as long-term debt (Note I)              (509.7)        6.64%            -             -
                                        --------                       ------
                                        $1,386.1         6.67%         $507.5          6.20%
                                        ========                       ======


In November 1999, Wisconsin Energy Capital Corporation sold
$200 million aggregate principal amount of nine-month adjustable medium-term notes due August 16, 2000. The initial interest rate for the medium-term notes was 6.16%. Proceeds from the 1999 sale of the notes were used to fund a $150 million capital contribution by Wisconsin Energy to Wisconsin Electric and to reduce short-term borrowings and for other general corporate purposes. In August 2000, these notes matured, and Wisconsin Energy Capital Corporation issued $200 million of new twelve-month adjustable medium-term notes due August 16, 2001 to fund the maturity of the 2000 notes. The initial interest rate on the new notes, which is reset quarterly based on 3-month LIBOR plus five basis points, was 6.74%.

At December 31, 2000, Wisconsin Energy had $2.0 billion of available unused lines of bank credit on a consolidated basis primarily in support of commercial paper, $1.5 billion of which was obtained in conjunction with the WICOR acquisition. In support of various informal lines of credit from banks, Wisconsin Energy's subsidiaries have agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Energy's recorded financial instruments at December 31 are as follows:

                                                 2000                          1999
                                         ---------------------         ---------------------
                                         Carrying         Fair         Carrying         Fair
    Financial Instruments                 Amount         Value          Amount         Value
-----------------------------            --------        -----         --------        -----
                                                       (Millions of Dollars)
Nuclear decommissioning trust fund        $613.3         $613.3         $625.7         $625.7
Preferred stock - redemption required       30.4           15.4           30.4           18.0
Trust preferred securities                 200.0          185.5          200.0          156.0
Long-term debt including
  current portion                        2,607.4        2,553.2        2,010.9        1,923.5


The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short maturities of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair values of Wisconsin Energy's preferred stock - redemption required and trust preferred securities (see Note H) are estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Energy's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.


L - BENEFITS

PENSIONS AND OTHER POSTRETIREMENT BENEFITS:   The Company
provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

                                                                         Other Postretirement
                                             Pension Benefits                  Benefits
                                           -------------------           --------------------
      Status of Benefit Plans              2000           1999           2000           1999
-----------------------------------        ----           ----           ----           ----
                                                        (Millions of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1         $780.7         $752.4         $195.5         $180.8
    Service cost                            17.7           16.3            4.7            3.3
    Interest cost                           67.2           51.1           18.0           12.5
    Plan participants' contributions         -              -              5.3            5.1
    Plan amendments                          4.6            -            (29.7)           -
    Actuarial (gain) loss                   31.5           (8.0)           6.1            7.6
    Acquisitions                           162.6           17.7           62.8            1.4
    Special termination benefits             1.7            -              -              -
    Benefits paid                          (67.5)         (48.8)         (18.0)         (15.2)
                                        --------         ------        -------        -------
  Benefit Obligation at December 31       $998.5         $780.7         $244.7         $195.5

Change in Plan Assets
  Fair Value at January 1                 $944.9         $839.7          $83.9          $68.9
    Actual return on plan assets            (6.4)         137.3           (4.4)          13.1
    Employer contributions                   2.0            2.5           11.1           10.5
    Plan participants' contributions         -              -              5.3            5.1
    Acquisitions                           351.8           14.2           71.9            1.5
    Benefits paid                          (67.5)         (48.8)         (18.0)         (15.2)
                                        --------         ------        -------        -------
  Fair Value at December 31             $1,224.8         $944.9         $149.8          $83.9
                                        --------         ------        -------        -------
Funded Status of Plans
  Funded status at December 31            $226.3         $164.1         ($94.9)       ($111.8)
  Unrecognized
    Net actuarial (gain) loss              (61.0)        (186.9)         (42.6)           5.6
    Prior service cost                      30.0           28.5            0.3            2.4
    Net transition obligation (asset)       (9.1)         (11.4)          27.2           60.3
                                        --------         ------        -------        -------
  Net Asset (Accrued Benefit Cost)        $186.2          ($5.7)       ($110.0)        ($43.5)
                                        ========         ======        =======        =======


The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                           Other Postretirement
                                         Pension Benefits                        Benefits
                                 --------------------------------    --------------------------------
Benefit Plan Cost Components       2000        1999        1998        2000        1999        1998
----------------------------       ----        ----        ----        ----        ----        ----
                                                        (Millions of Dollars)
Net Periodic Benefit Cost
 Service cost                     $17.7       $16.3       $13.1        $4.7        $3.3        $2.7
 Interest cost                     67.2        51.1        48.7        18.0        12.5        11.8
 Expected return on plan assets   (89.0)      (64.3)      (57.8)      (11.3)       (5.8)       (5.0)
 Amortization of
  Transition obligation (asset)    (2.3)       (2.2)       (2.2)        4.6         4.6         4.6
  Prior service cost                3.9         3.1         3.1         0.1         0.2         0.2
  Actuarial loss (gain)             0.6         0.7         0.6        (0.2)        0.2        (0.3)
  Terminations/curtailment          1.2         -           -           8.8         -           -
                                  -----       -----       -----       -----       -----       -----
Net Periodic Benefit Cost         ($0.7)       $4.7        $5.5       $24.7       $15.0       $14.0
                                  =====       =====       =====       =====       =====       =====
Weighted-Average Assumptions
  at December 31 (%)
 Discount rate                     7.5         7.5         6.75        7.5         7.5         6.75
 Expected return on plan assets    9.0         9.0         9.0         9.0         9.0         9.0
 Rate of compensation increase   3.0 to      3.0 to      3.0 to      3.0 to      4.75 to     3.0 to
                                   5.0         5.0         5.0         5.0         5.0         5.0


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

Commencing November 1, 1992, pension costs or credits for Wisconsin Electric, Wisconsin Gas and Edison Sault have been calculated in accordance with FAS 87, Employers' Accounting for Pensions, and are recoverable from utility customers. Prior to this date, pension costs were recoverable in rates as funded. Wisconsin Gas has recorded a deferred regulatory liability, which is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994, for the cumulative difference between the amounts funded and FAS 87 pension expenses through November 1, 1992.

The values reported for fiscal 1999 now include amounts with respect to Wisvest-Connecticut postretirement welfare plans. The 1999 valuation of these plans was not completed prior to the prior year's filing deadline. Open Window benefits were offered to certain participants in the Wisconsin Electric Retirement Account Plan and Wisconsin Gas Pension Plan for Non-Union Employees. This benefit enhancement resulted in a one-time
FAS 88 cost. The measurement date for Wisconsin Gas and WICOR was changed from September 30 to December 31 to match the measurement date used for the other reporting entities within Wisconsin Energy.

OTHER POSTRETIREMENT BENEFITS PLANS:   The Company uses
Employees' Benefit Trusts to fund a major portion of other postretirement benefits for employees of Wisconsin Electric, Wisconsin Gas and the non-utility affiliates. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Electric, Wisconsin Gas and Edison Sault. Wisconsin Gas and Edison Sault have recorded deferred regulatory assets, which are being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amounts funded and FAS 106 postretirement expenses through January 1, 1992.

In 2000, the benefit attribution period was modified for the Wisconsin Electric Postretirement medical plans to equal the 10 years of service following the later of age at hire or age 45. This change resulted in a "negative" plan amendment and a "plan curtailment". The measurement date for Wisconsin Gas and WICOR was changed from September 30 to December 31 to match the measurement date used for the other reporting entities within Wisconsin Energy.

The assumed health care cost trend rate for 2001 is at 9% for all plan participants decreasing gradually to 5% in 2005 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Increase         1% Decrease
                                                            -----------         -----------
                                                                (Millions of Dollars)
Effect on
  Postretirement benefit obligation                           $19.3              ($16.3)
  Total of service and interest cost components                 2.6                (2.1)


SAVINGS PLANS:   Certain operating subsidiaries of the Company
sponsor savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $11.2 million, $9.1 million and $7.4 million during 2000, 1999 and 1998, respectively.


M - SEGMENT REPORTING

Wisconsin Energy Corporation is a diversified holding company with subsidiaries in utility and non-utility businesses. Wisconsin Energy's reportable operating segments include a utility energy segment, a non-utility energy segment and a manufacturing segment. Wisconsin Energy has organized its reportable operating segments based in part upon the regulatory environment in which its utility subsidiaries operate. In addition, the segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

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

Summarized financial information concerning Wisconsin Energy's reportable operating segments for each of the years ended December 31, 2000, 1999 and 1998 is shown in the following table. Current year information is not comparable with the prior years due to the addition of the operating results of the WICOR subsidiaries subsequent to April 26, 2000 and the allocation of merger-related costs (principally interest and goodwill amortization expense) to the operating segments. Substantially all long-lived assets and operations of the Company are domestic.

                                     Reportable Operating Segments
                               ----------------------------------------     Other (a),
                                         Energy                            Corporate &
                                ------------------------                   Reconciling       Total
        Year Ended              Utility       Non-Utility   Manufacturing  Eliminations   Consolidated
   -------------------          -------       -----------   -------------  ------------   ------------
                                                        (Millions of Dollars)
   December 31, 2000
   -----------------
Operating Revenues (b)         $2,556.7         $372.8         $374.2         $51.0        $3,354.7
Depreciation,
Decommissioning
  and Amortization                308.5           10.9            5.6          11.3           336.3
Operating Income (Loss)           419.1            1.8           32.5          (8.5)          444.9
Net Income (Loss)                 160.0           39.4            7.5         (52.7)          154.2
Capital Expenditures (c)          400.0          107.7           20.3          83.0           611.0
Total Assets                    6,526.5          597.9          850.2         431.5         8,406.1

   December 31, 1999
   -----------------
Operating Revenues (b)         $2,050.2         $193.2         $  -           $29.2        $2,272.6
Depreciation,
Decommissioning
  and Amortization                237.2            7.0            -             6.6           250.8
Operating Income                  455.2           19.7            -             1.2           476.1
Net Income (Loss)                 216.0            2.7            -            (9.7)          209.0
Capital Expenditures (c)          356.7           43.0            -           118.4           518.1
Total Assets                    4,975.3          640.9            -           445.6         6,061.8

   December 31, 1998
   -----------------
Operating Revenues (b)         $1,980.0          $34.1         $  -           $25.3        $2,039.4
Depreciation,
Decommissioning
  and Amortization                227.3            1.2            -             3.9           232.4
Operating Income (Loss)           387.4           (0.9)           -             4.2           390.7
Net Income (Loss)                 184.7           (2.1)           -             5.5           188.1
Capital Expenditures (c)          336.1            0.2            -            62.7           399.0
Total Assets                    4,675.5          169.2            -           340.9         5,185.6

(a) Other includes all other non-utility activities, primarily non-utility real estate investment and development and non-utility investment in recycling technology as well as interest on corporate debt.

(b) Intersegment revenues are not material.

(c) Excludes acquisitions.


N - COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES:   Certain commitments have been made in
connection with 2001 capital expenditures. During 2001, total capital expenditures are estimated to be approximately
$715.0 million of which approximately $480.0 million, excluding the purchase of nuclear fuel, is attributable to the utility energy segment, $90.0 million is attributable to the non-utility energy segment, $35.0 million is attributable to the manufacturing segment, $55.0 million is attributable to development and investment in recycling technology and $55.0 million is attributable to other.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Inc., Kearney & Trecker Corporation, now a part of Giddings & Lewis, and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited cyanide contaminated wood chips in 1959 at two sites in West Allis, Wisconsin owned by the plaintiffs. Internal investigations lead Wisconsin Electric to believe that it was not the source of this waste. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites.

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

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. On April 27, 2000, the Circuit Court Judge issued a ruling on the matter, imposing the following sanctions against Wisconsin
Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to appealing the judgment entered on the jury's verdict, Wisconsin Electric is appealing the Judge's ruling on the sanctions matter.

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

As further developments, two shareholders filed separate shareholder derivative proceedings in Milwaukee County Circuit Court in August and September 2000 for alleged injuries to shareholders resulting from the Giddings & Lewis/City of West Allis litigation. The two lawsuits have been consolidated for pre-trial purposes. In accordance with Wisconsin law, a special committee of independent directors of Wisconsin Energy conducted an investigation into the allegations contained in the lawsuits and concluded that the maintenance of the two actions is not in the best interest of the Company. As a result, Wisconsin Energy moved to dismiss the actions, which is pending before the court.

ENVIRONMENTAL MATTERS:   The Company periodically reviews its
reserves for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. Wisconsin Electric has performed a preliminary assessment of twenty-one sites, including eleven manufactured gas plant sites discussed below, and expects to conduct additional investigations during 2001 as well as to begin discussions with the Wisconsin Department of Natural Resources as necessary. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

MANUFACTURED GAS PLANT SITES:   Included as part of its voluntary
program noted above, the Company continues to investigate the remediation of thirteen former manufactured gas plant sites and currently estimates that future costs for detailed site investigation and remediation will be $25 million to $40 million over the next ten years for eleven sites at Wisconsin Electric and approximately $6 million for two sites at Wisconsin Gas. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation.

Wisconsin Electric has begun remediation activities at former manufactured gas plant sites in the Cities of Burlington and Kenosha, Wisconsin and expects to begin remediation at sites in Fort Atkinson and Waukesha, Wisconsin in 2001. Remediation of these sites is anticipated to be accomplished at an aggregate cost of between $5 million and $6 million. In Wisconsin Electric's February 13, 1997 Rate Order, the PSCW amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery, may be affected.

ASH LANDFILL SITES:   Wisconsin Electric aggressively seeks
environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs of Wisconsin Electric. During 2000, the Company incurred $2.9 million in coal-ash remediation expenses and expects to incur $3.0 million in 2001.

MANUFACTURING SEGMENT:   The Company's manufacturing subsidiaries
are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The Company has established reserves for all of these environmental contingencies of which management is currently aware.



                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
   Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PRICEWATERHOUSECOOPERS LLP
--------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001




ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants was previously reported in a Current Report on Form 8-K dated as of March 8, 2001.




                            PART III
                            --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Item 1: Election of Directors - Terms Expiring in 2004" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Energy's definitive Proxy Statement for its Annual Meeting of Stockholders to be held
May 2, 2001 (the "2001 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.



ITEM 11.    EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors,"
"Executive Officers' Compensation," "Employment and Severance
Arrangements" and "Retirement Plans" in the 2001 Annual Meeting
Proxy Statement is incorporated herein by reference.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The security ownership information under "WEC Common Stock
Ownership" in the 2001 Annual Meeting Proxy Statement is incorporated herein by reference.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Related Transactions" in the 2001
Annual Meeting Proxy Statement is incorporated herein by reference.




                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT
        ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

    Consolidated Income Statement for the three years ended
      December 31, 2000.
    Consolidated Statement of Cash Flows for the three years
      ended December 31, 2000.
    Consolidated Balance Sheet at December 31, 2000 and 1999. Consolidated Statement of Capitalization at December 31,
      2000 and 1999.
    Consolidated Statement of Common Equity for the three years ended December 31, 2000.
    Notes to Consolidated Financial Statements.
    Report of Independent Accountants.


     2.  FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF
         THIS REPORT

    Schedule I Condensed Parent Company Financial Statements for the periods ended December 31, 2000. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


     3.  EXHIBITS AND EXHIBIT INDEX

    See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.


(b)      REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated as of December 21, 2000 was filed by Wisconsin Energy on December 27, 2000 to announce the agreement to sell Wisvest-Connecticut, LLC's two fossil-fueled power plants in the state of Connecticut to NRG
    Energy, Inc.

    A Current Report on Form 8-K dated as of March 2, 2001 was filed by Wisconsin Energy on March 2, 2001 to report its 2000
    Annual Financial Statements and Review of Operations.

    A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Energy on March 15, 2001 to report a change in accountants.



                                   WISCONSIN ENERGY CORPORATION

                                         INCOME STATEMENT
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                       FINANCIAL STATEMENTS

                                                      Year Ended December 31
                                        ---------------------------------------------------
                                            2000                1999                1998
                                            ----                ----                ----
                                                       (Millions of Dollars)
Miscellaneous Income                        $48.2                $6.9                $1.9
Miscellaneous Expense                        16.6                 3.8                 2.0
Interest Expense                             63.0                 3.0                 3.2
Distributions on Preferred Securities        13.7                10.5                 -
Merger Expense                                1.1                 0.7                 0.5
                                           ------              ------              ------
                                            (46.2)              (11.1)               (3.8)
Income Taxes                                (15.4)               (3.9)               (1.1)
                                           ------              ------              ------
                                            (30.8)               (7.2)               (2.7)
Equity in Subsidiaries' Earnings            185.0               216.2               190.8
                                           ------              ------              ------
Net Income                                 $154.2              $209.0              $188.1
                                           ======              ======              ======

See accompanying notes to condensed parent company financial statements.

                                   WISCONSIN ENERGY CORPORATION

                                     STATEMENT OF CASH FLOWS
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                 FINANCIAL STATEMENTS - (Cont'd)

                                                              Year Ended December 31
                                                        -------------------------------------
                                                         2000           1999           1998
                                                         ----           ----           ----
                                                               (Millions of Dollars)
Operating Activities
 Net Income                                              $154.2         $209.0         $188.1
 Reconciliation to cash
  Equity in subsidiaries' earnings                       (185.0)        (216.2)        (190.8)
  Dividends from subsidiaries                             181.6          181.6          179.0
  Other                                                   (15.2)          (8.0)          (0.6)
                                                       --------         ------         ------
Cash Provided by Operating Activities                     135.6          166.4          175.7

Investing Activities
 Equity investment in subsidiaries, net                  (600.0)        (255.0)         (19.0)
 Change in notes receivable from
  associated companies                                   (773.0)          20.1          (43.1)
 Other                                                    (11.6)          (0.3)           2.7
                                                       --------         ------         ------
Cash Used in Investing Activities                      (1,384.6)        (235.2)         (59.4)

Financing Activities
 Issuance of common stock                                  89.3           79.1           10.3
 Repurchase of common stock                              (100.8)           -              -
 Issuance of manditorily redeemable
   trust preferred securities                               -            193.7            -
 Dividends paid on common stock                          (165.3)        (182.3)        (177.4)
 Change in notes payable                                1,168.1          (24.2)          66.6
 Change in notes payable from
  associated companies                                    253.3            6.9          (15.6)
                                                       --------         ------         ------
 Cash Provided By (Used in) Financing Activities        1,244.6           73.2         (116.1)
                                                       --------         ------         ------
Change in Cash and Cash Equivalents                        (4.4)           4.4            0.2

Cash and Cash Equivalents
 at Beginning of Year                                       4.6            0.2            -
                                                       --------         ------         ------
Cash and Cash Equivalents
 at End of Year                                            $0.2           $4.6           $0.2
                                                       ========         ======         ======
Cash Paid (Received) For
  Interest                                                $68.8           $2.9           $3.0
  Income taxes                                             (4.2)          (1.3)          (2.2)

See accompanying notes to condensed parent company financial statements.

                                   WISCONSIN ENERGY CORPORATION

                                          BALANCE SHEET
                                      (Parent Company Only)

                              SCHEDULE I - CONDENSED PARENT COMPANY
                                 FINANCIAL STATEMENTS - (Cont'd)

                                                                       December 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
                                                                   (Millions of Dollars)
                   Assets
                   ------
Current Assets
 Cash and cash equivalents                                      $0.2                $4.6
 Accounts and notes receivable
  from associated companies                                    803.0                23.7
 Other                                                          19.5                 5.3
                                                            --------            --------
    Total Current Assets                                       822.7                33.6

Property and Investments
 Investment in subsidiary companies                          2,869.3             2,217.4
 Other                                                           1.2                 1.0
                                                            --------            --------
    Total Property and Investments                           2,870.5             2,218.4

Deferred Charges                                                33.8                24.5
                                                            --------            --------
Total Assets                                                $3,727.0            $2,276.5
                                                            ========            ========

           Liabilities and Equity
           ----------------------
Current Liabilities
 Accounts and notes payable                                 $1,211.4               $42.7
 Accounts and notes payable
  to associated companies                                      263.2                 7.6
 Other                                                           9.1                 0.2
                                                            --------            --------
    Total Current Liabilities                                1,483.7                50.5

Deferred Credits                                                20.8                15.5
Manditorily Redeemable Trust Preferred Securities              200.0               200.0
Stockholders' Equity
 Common stock                                                  837.3               842.3
 Retained earnings                                             148.2               134.7
 Undistributed subsidiaries' earnings                        1,037.0             1,033.5
                                                            --------            --------
    Total Stockholders' Equity                               2,022.5             2,010.5
                                                            --------            --------
Total Liabilities and Equity                                $3,727.0            $2,276.5
                                                            ========            ========

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

2. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries and various financing arrangements impose restrictions on the non-utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric Power Company and Wisconsin Gas Company are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will affect its operations.




               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of Wisconsin Energy Corporation listed below of our report dated February 6, 2001 relating to the financial statements, which appears in this Form 10-K:

1. Registration Statement on Form S-3 (Registration No. 333-
   34854) - Stock Plus Investment Plan.

2. Registration Statement on Form S-8 (Registration No. 333-
   86467) - Employee Retirement Savings Plan.

3. Registration Statements on Form S-8 (Registration Nos. 33-
   65225 and 333-41104) - 1993 Omnibus Stock Incentive Plan.

4. Registration Statement on Form S-8 (Registration No. 333-
   35800) - Assumed WICOR 401(k) Plans.

5. Registration Statement on Form S-8 (Registration No. 333-
   35798) - Assumed WICOR Stock Options.

6. Registration Statement on Form S-3 (Registration No. 333-
   73137) - Debt and Trust Preferred Securities.

7. Registration Statement on Form S-3 (Registration No. 333-
   56508) - Debt Securities.


/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
March 22, 2001



                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.
                                                     WISCONSIN ENERGY CORPORATION

                                                  By /s/RICHARD A. ABDOO
                                                     ----------------------------------------
Date:  March 22, 2001                                Richard A. Abdoo, Chairman of the Board,
                                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/RICHARD A. ABDOO                                          March 22, 2001
--------------------------------------------------
Richard A. Abdoo, Chairman of the Board, President
and Chief Executive Officer and Director-
Principal Executive Officer

/s/PAUL DONOVAN                                              March 22, 2001
--------------------------------------------------
Paul Donovan, Senior Vice President and Chief
Financial Officer - Principal Financial Officer

/s/STEPHEN P. DICKSON                                        March 22, 2001
--------------------------------------------------
Stephen P. Dickson, Controller -
Principal Accounting Officer

/s/JOHN F. AHEARNE                                           March 22, 2001
--------------------------------------------------
John F. Ahearne, Director

/s/JOHN F. BERGSTROM                                         March 22, 2001
--------------------------------------------------
John F. Bergstrom, Director

/s/BARBARA L. BOWLES                                         March 22, 2001
--------------------------------------------------
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG                                          March 22, 2001
--------------------------------------------------
Robert A. Cornog, Director

/s/WILLIE D. DAVIS                                           March 22, 2001
--------------------------------------------------
Willie D. Davis, Director

/s/RICHARD R. GRIGG                                          March 22, 2001
--------------------------------------------------
Richard R. Grigg, Director

/s/FREDRICK P. STRATTON, JR.                                 March 22, 2001
--------------------------------------------------
Fredrick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG                                       March 22, 2001
--------------------------------------------------
George E. Wardeberg, Director


                  WISCONSIN ENERGY CORPORATION
                 (Commission File No. 001-09057)

                          EXHIBIT INDEX
                               to
                   Annual Report on Form 10-K
              For the year ended December 31, 2000

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Energy. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)



Number                          Exhibit
------   -------------------------------------------------

  2 Plan of acquisition, reorganization, arrangement, liquidation, or succession

         2.1* Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin
                 Energy Corporation, WICOR, Inc. and CEW
                 Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated
                 September 10, 1999, included in Wisconsin
                 Energy's Registration on Form S-4 filed on
                 September 9, 1999 File No. 333-86827 (the
                 "Form S-4").)

         2.2* Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit
                 2.2 to the Form S-4.)

         2.3*    Second Amendment to Agreement and Plan of
                 Merger dated as of April 26, 2000
                 (Exhibit 2.3 to Wisconsin Energy's Current
                 Report of Form 8-K dated as of April 26,
                 2000).

  3      Articles of Incorporation and Bylaws

         3.1 *   Restated Articles of Incorporation of
                 Wisconsin Energy Corporation, as amended and restated effective June 12, 1995.
                 (Exhibit (3)-1 to Wisconsin Energy's
                 Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1995, File No.
                 1-9057.)

         3.2 *   Bylaws of Wisconsin Energy, as amended to
                 May 1, 2000.  (Exhibit 3.1 to Wisconsin
                 Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).


  4 Instruments defining the rights of security holders, including indentures

         4.1 *   Reference is made to Article III of the
                 Restated Articles of Incorporation.
                 (Exhibit 3.1 herein.)

         Mortgage, Indenture, Supplemental Indenture or
         Securities Resolutions:

         4.2 *   Mortgage and Deed of Trust of Wisconsin
                 Electric, dated October 28, 1938 (Exhibit B-
                 1 under File No. 2-4340.)

         4.3 *   Second Supplemental Indenture of Wisconsin
                 Electric, dated June 1, 1946 (Exhibit 7-C under File No. 2-6422.)

         4.4 *   Third Supplemental Indenture of Wisconsin
                 Electric, dated March 1, 1949 (Exhibit 7-C under File No. 2-8456.)

         4.5 *   Fourth Supplemental Indenture of Wisconsin
                 Electric, dated June 1, 1950 (Exhibit 7-D under File No. 2-8456.)

         4.6 *   Fifth Supplemental Indenture of Wisconsin
                 Electric, dated May 1, 1952 (Exhibit 4-G under File No. 2-9588.)

         4.7 *   Sixth Supplemental Indenture of Wisconsin
                 Electric, dated May 1, 1954 (Exhibit 4-H under File No. 2-10846.)

         4.8 *   Seventh Supplemental Indenture of Wisconsin
                 Electric, dated April 15, 1956 (Exhibit 4-I under File No. 2-12400.)

         4.9 *   Eighth Supplemental Indenture of Wisconsin
                 Electric, dated April 1, 1958 (Exhibit 2-I under File No. 2-13937.)

         4.10 *  Ninth Supplemental Indenture of Wisconsin
                 Electric, dated November 15, 1960
                 (Exhibit 2-J under File No. 2-17087.)

         4.11 *  Tenth Supplemental Indenture of Wisconsin
                 Electric, dated November 1, 1966 (Exhibit 2-
                 K under File No. 2-25593.)

         4.12 *  Eleventh Supplemental Indenture of
                 Wisconsin Electric, dated November 15, 1967
                 (Exhibit 2-L under File No. 2-27504.)

         4.13 *  Twelfth Supplemental Indenture of Wisconsin
                 Electric, dated May 15, 1968 (Exhibit 2-M under File No. 2-28799.)

         4.14 *  Thirteenth Supplemental Indenture of
                 Wisconsin Electric, dated May 15, 1969
                 (Exhibit 2-N under File No. 2-32629.)

         4.15 *  Fourteenth Supplemental Indenture of
                 Wisconsin Electric, dated November 1, 1969
                 (Exhibit 2-O under File No. 2-34942.)

         4.16 *  Fifteenth Supplemental Indenture of
                 Wisconsin Electric, dated July 15, 1976
                 (Exhibit 2-P under File No. 2-54211.)

         4.17 *  Sixteenth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1978
                 (Exhibit 2-Q under File No. 2-61220.)

         4.18 *  Seventeenth Supplemental Indenture of
                 Wisconsin Electric, dated May 1, 1978
                 (Exhibit 2-R under File No. 2-61220.)

         4.19 *  Eighteenth Supplemental Indenture of
                 Wisconsin Electric, dated May 15, 1978
                 (Exhibit 2-S under File No. 2-61220.)

         4.20 *  Nineteenth Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1979
                 (Exhibit (a)2(a) under File No. 1-1245,
                 9/30/79 Wisconsin Electric Form 10-Q.)

         4.21 *  Twentieth Supplemental Indenture of
                 Wisconsin Electric, dated November 15, 1979
                 (Exhibit (a)2(a) under File No. 1-1245,
                 12/31/79 Wisconsin Electric Form 10-K.)

         4.22 *  Twenty-First Supplemental Indenture of
                 Wisconsin Electric, dated April 15, 1980
                 (Exhibit (4)-21 under File No. 2-69488.)

         4.23 *  Twenty-Second Supplemental Indenture of
                 Wisconsin Electric, dated December 1, 1980
                 (Exhibit (4)-1 under File No. 1-1245,
                 12/31/80 Wisconsin Electric Form 10-K.)

         4.24 *  Twenty-Third Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/85 Wisconsin Electric Form 10-Q.)

         4.25 *  Twenty-Fourth Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/85 Wisconsin Electric Form 10-Q.)

         4.26 * Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986 (Exhibit (4)-25 under File No. 1-1245, 12/31/86 Wisconsin Electric Form 10-K.)

         4.27 *  Twenty-Sixth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1988
                 (Exhibit 4 under File No. 1-1245, 1/26/88
                 Wisconsin Electric Form 8-K.)

         4.28 *  Twenty-Seventh Supplemental Indenture of
                 Wisconsin Electric, dated April 15, 1988
                 (Exhibit 4 under File No. 1-1245, 3/31/88
                 Wisconsin Electric Form 10-Q.)

         4.29 *  Twenty-Eighth Supplemental Indenture of
                 Wisconsin Electric, dated September 1, 1989
                 (Exhibit 4 under File No. 1-1245, 9/30/89
                 Wisconsin Electric Form 10-Q.)

         4.30 *  Twenty-Ninth Supplemental Indenture of
                 Wisconsin Electric, dated October 1, 1991
                 (Exhibit 4-1 under File No. 1-1245,
                 12/31/91 Wisconsin Electric Form 10-K.)

         4.31 *  Thirtieth Supplemental Indenture of
                 Wisconsin Electric, dated December 1, 1991
                 (Exhibit 4-2 under File No. 1-1245,
                 12/31/91 Wisconsin Electric Form 10-K.)

         4.32 *  Thirty-First Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1992
                 (Exhibit 4-1 under File No. 1-1245, 6/30/92
                 Wisconsin Electric Form 10-Q.)

         4.33 *  Thirty-Second Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1992
                 (Exhibit 4-2 under File No. 1-1245, 6/30/92
                 Wisconsin Electric Form 10-Q.)

         4.34 *  Thirty-Third Supplemental Indenture of
                 Wisconsin Electric, dated October 1, 1992
                 (Exhibit 4-1 under File No. 1-1245, 9/30/92
                 Wisconsin Electric Form 10-Q.)

         4.35 *  Thirty-Fourth Supplemental Indenture of
                 Wisconsin Electric, dated November 1, 1992
                 (Exhibit 4-2 under File No. 1-1245, 9/30/92
                 Wisconsin Electric Form 10-Q.)

         4.36 *  Thirty-Fifth Supplemental Indenture of
                 Wisconsin Electric, dated December 15, 1992
                 (Exhibit 4-1 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.37 *  Thirty-Sixth Supplemental Indenture of
                 Wisconsin Electric, dated January 15, 1993
                 (Exhibit 4-2 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.38 *  Thirty-Seventh Supplemental Indenture of
                 Wisconsin Electric, dated March 15, 1993
                 (Exhibit 4-3 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.39 *  Thirty-Eighth Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1993
                 (Exhibit (4)-1 under File No. 1-1245,
                 6/30/93 Wisconsin Electric Form 10-Q.)

         4.40 *  Thirty-Ninth Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1993 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/93 Wisconsin Electric Form 10-Q.)

         4.41 *  Fortieth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1996
                 (Exhibit (4)-1 under File No. 1-1245,
                 1/1/96 Wisconsin Electric Form 8-K.)

         4.42 *  Indenture for Debt Securities of Wisconsin
                 Electric (the "Wisconsin Electric
                 Indenture"), dated December 1, 1995
                 (Exhibit (4)-1 under File No. 1-1245,
                 12/31/95 Wisconsin Electric Form 10-K.)

         4.43 *  Securities Resolution No. 1 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated December 5, 1995 (Exhibit
                 (4)-2 under File No. 1-1245, 12/31/95
                 Wisconsin Electric Form 10-K.)

         4.44 * Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996 (Exhibit
                 4.44 under File No. 1-9057, 12/31/96
                 Wisconsin Energy Corporation Form 10-K.)

         4.45 *  Securities Resolution No. 3 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated May 27, 1998  (Exhibit (4)-
                 1 under File No. 1-1245, 6/30/98 Wisconsin
                 Electric Form 10-Q.)

         4.46 *  Securities Resolution No. 4 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated November 30, 1999

         4.47 *  Indenture for Debt Securities of Wisconsin
                 Energy (the "Wisconsin Energy Indenture"), dated as of March 15, 1999 (Exhibit 4.46 under File No. 1-9057, 3/25/99 Wisconsin
                 Energy Form 8-K.)

         4.48 *  Securities Resolution No. 1 of Wisconsin
                 Energy under the Wisconsin Energy
                 Indenture, dated as of March 16, 1999
                 (Exhibit 4.47 under File No. 1-9057,
                 3/25/1999 Wisconsin Energy Form 8-K.)

         4.49 * Amended and Restated Trust Agreement among Wisconsin Energy, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware Inc, as Trustee, and the Administrative Trustees for WEC Capital Trust I, dated as of March 25, 1999 (Exhibit 4.48 under File No. 1-9057, 3/25/1999 Wisconsin Energy
                 Form 8-K.)

         4.50 * Guarantee Agreement between Wisconsin Energy, as Guarantor, and The First National Bank of Chicago, as Trustee, dated as of March 25, 1999 (Exhibit 4.49 under File No. 1-9057, 3/25/1999 Wisconsin Energy Form 8-K.)

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


 10      Material Contracts

         10.1 *  Supplemental Executive Retirement Plan of
                 Wisconsin Energy Corporation (as amended and restated as of June 2, 1999). (Exhibit
                 (10)-1 to Wisconsin Energy Corporation's
                 6/30/1999 Form 10-Q.)**  See Note.

         10.2    Non-Qualified Trust Agreement by and
                 between Wisconsin Energy Corporation and
                 The Northern Trust Company dated
                 December 1, 2000, regarding trust
                 established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants.** See Note.

         10.3    Employment arrangement with Charles R.
                 Cole, effective August 1, 1999.**  See Note.

         10.4 * Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1989, as amended and restated as of June 2, 1999. (Exhibit (10)-2 to Wisconsin Energy Corporation's 6/30/1999 Form 10-Q.)** See Note.

         10.5 *  Directors' Deferred Compensation Plan of
                 Wisconsin Energy Corporation, effective
                 January 1, 1987, and as restated as of
                 January 1, 1996.  (Exhibit (10)-4 to
                 Wisconsin Energy Corporation's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1995, File No. 1 - 9057.)
                 **  See Note.

         10.6 * Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9057.
                 Updated as Exhibit 10.1(a) and 10.1(b) to
                 Wisconsin Energy Corporation's 3/31/2000
                 Form 10-Q.)**  See Note.

         10.7 Employment arrangement with Larry Salustro, effective December 12, 1997.** See Note.

         10.8 * Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q.) ** See Note.

         10.9 *  Amended and Restated Wisconsin Energy
                 Corporation Special Executive Severance
                 Policy, effective as of April 26, 2000.
                 (Exhibit 10.3 to Wisconsin Energy
                 Corporation's 3/31/2000 Form 10-Q.)**  See
                 Note.

         10.10* 1993 Omnibus Stock Incentive Plan adopted by the board of directors on December 15, 1993, approved by shareholders at the Annual Meeting of Stockholders held on May 11, 1994, and amended by the board of directors on May 19, 1998 offering performance-based incentives and other equity interests in Wisconsin Energy
                 Corporation to directors, officers and
                 other key employees.  (Exhibit 10.10 to
                 Wisconsin Energy Corporation's 12/31/1998
                 Form 10-K.) **  See Note.

         10.11* 1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/1998
                 Form 10-K.)** See Note.

         10.12   Short-Term Performance Plan of Wisconsin
                 Energy Corporation effective January 1,
                 1992, as amended and restated as of
                 August 15, 2000.**  See Note.

         10.13* Service Agreement dated January 1, 1987, between Wisconsin Electric, Wisconsin Energy Corporation and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Electric's Current Report on Form 8-K dated January 2, 1987 in File
                 No. 1-1245.)

         10.14* Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and
                 Richard A. Abdoo effective July 18, 2000.
                 (Exhibit 10.1 to Wisconsin Energy
                 Corporation's 6/30/00 Form 10-Q.)**
                 See Note.

         10.15* Form of Deferred Compensation Agreement between Wisconsin Gas Company and certain of its executive officers (Incorporated by reference to Exhibit 10.30 to WICOR, Inc.'s Annual Report on Form 10-K for 1990 (File No. 001-07951).)** See Note.

         10.16*  Senior Officer Change in Control,
                 Severance, Special Pension, and Non-Compete
                 Agreement between Wisconsin Energy
                 Corporation and Paul Donovan effective
                 November 8, 2000. (Exhibit 10.1 to
                 Wisconsin Energy Corporation's 9/30/00
                 Form 10-Q.)** See Note.

         10.17*  Employment agreement with George E.
                 Wardeberg as Vice Chairman of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation's 3/31/2000 Form 10-Q.)** See Note.

         10.18*  Non-Qualified Stock Option Agreement with
                 George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment
                 Agreement. (Exhibit 10.2(b) to Wisconsin
                 Energy Corporation's 3/31/2000
                 Form 10-Q.)**  See Note.

         10.19*  Amended and Restated Wisconsin Energy
                 Corporation Executive Severance Policy,
                 effective as of April 26, 2000. (Exhibit
                 10.4 to Wisconsin Energy Corporation's
                 3/31/2000 Form 10-Q.)**  See Note.

         10.20 Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg effective January 29, 2001.** See Note

         10.21*  Form of amendment to the Deferred
                 Compensation Agreement between Wisconsin
                 Gas Company and Thomas F. Schrader
                 (Incorporated by reference to Exhibit 10.1 to the WICOR, Inc.'s Quarterly Report on
                 Form 10-Q dated November 12, 1999 (File
                 No. 001-07951).)**  See Note.

         10.22* Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of Delaware, Inc. and SHURflo Pump Manufacturing Co. (Incorporated by reference Exhibit 10.1 to the WICOR, Inc.'s Annual Report Form 10-K for 1995 (File
                 No. 001-07951).)**  See Note.

         10.23* Endorsement of Hypro Corporation, dated as of July 19, 1995, to Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc. (Incorporated by reference to Exhibit 10.2 to the WICOR, Inc.'s Annual Report Form 10-K for 1995 (File No. 001-07951).)** See Note.

         10.24* WICOR, Inc. 1994 Long-Term Performance Plan, as amended (Exhibit 10.1 to WICOR, Inc.'s Form 10-Q for the quarter ended
                 June 30, 1998 (File No. 001-07951).)**  See
                 Note.

         10.25* Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term
                 Performance Plan (Exhibit 4.2 to WICOR's
                 Registration Statement on Form S-8 (Reg.
                 No. 33-55755).)**  See Note.

         10.26* Form of Nonstatutory Stock Option Agreement for February, 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan (Exhibit 4.5 to Wisconsin Energy's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

         10.27*  WICOR, Inc. 1992 Director Stock Option
                 Plan, as amended (Exhibit 10.3 to WICOR's
                 Form 10-K for the year ended December 31, 1998 (File No. 001-07951).)** See Note.

         10.28*  Form of Director Nonstatutory Stock Option
                 Agreement under the WICOR, Inc. 1992
                 Director Stock Option Plan (Exhibit 4.2 to
                 WICOR's Registration Statement on Form S-8
                 (Reg. No. 33-67132).) **See Note.

         10.29* Form of Director Nonstatutory Stock Option Agreement for February, 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan (Exhibit 4.8 to Wisconsin Energy's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note

         10.30*  WICOR, Inc. 1987 Stock Option Plan, as
                 amended (Exhibit 4.1 to WICOR's
                 Registration Statement on Form S-8 (Reg.
                 No. 33-67134).) **See Note.

         10.31* Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan (Exhibit 10.20 to WICOR's Form 10-K for the year ended December 31, 1991 (File No. 001-07951).)**See Note.

         10.32 Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company.

         10.33 Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC.

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


 21      Subsidiaries of the registrant

         21.1    Subsidiaries of Wisconsin Energy
                 Corporation


 23      Consents of experts and counsel

         23.1    PricewaterhouseCoopers LLP - Milwaukee, WI
                 Consent of Independent Accountants
                 appearing in this Annual Report on
                 Form 10-K for the year ended December 31, 2000.