Form 10-Q
period 2001-03-31
WISCONSIN ENERGY CORP
filed 2001-05-15
CIK 783325

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001



    Commission                   Registrant; State of Incorporation                      IRS Employer
    File Number                     Address; and Telephone Number                      Identification No.
    -----------                  ----------------------------------                    ------------------

                                 [WISCONSIN ENERGY CORPORATION LOGO]

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (April 30, 2001):



    Common Stock, $.01 Par Value           117,795,663 shares outstanding.

================================================================================

                         WISCONSIN ENERGY CORPORATION

                           ------------------------

             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2001

                              TABLE OF CONTENTS

Item                                                                                  Page
----                                                                                  ----
     Introduction...............................................................        3


                        Part I - Financial Information
                        ------------------------------

1.   Financial Statements

       Consolidated Condensed Income Statement..................................        4

       Consolidated Condensed Balance Sheet.....................................        5

       Consolidated Condensed Statement of Cash Flows...........................        6

       Notes to Consolidated Condensed Financial Statements.....................        7

2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations.............................       13

3.   Quantitative and Qualitative Disclosures About Market Risk.................       27


                        Part II - Other Information
                        ---------------------------

1.   Legal Proceedings..........................................................       28

4.   Submission of Matters to a Vote of Security Holders........................       28

5.   Other Information..........................................................       29

6.   Exhibits and Reports on Form 8-K...........................................       30

     Signatures.................................................................       31

                                  INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc.

Utility Energy Segment:   The utility energy segment consists of: Wisconsin
Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee; and Edison Sault Electric Company ("Edison Sault"), which serves electric customers in the Upper Peninsula of Michigan.

Non-Utility Energy Segment:   As of January 1, 2001, the non-utility energy
segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engages in natural gas purchasing and marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provides meter reading and technology services for gas, electric and water utilities. In December 2000, Wisconsin Energy entered into an agreement to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut, which will significantly reduce the size of current non-utility energy segment operations. The sale of these two plants, which were originally acquired in April 1999, is expected to close in the next few months subject to various regulatory approvals and other closing conditions. During 2001, WICOR Energy was merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unaffiliated third party for approximately $20 million.

Manufacturing Segment:   The manufacturing segment consists of WICOR Industries,
Inc., an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate. In May 2000, Wisconsin Energy announced that it would sell approximately 80% of its portfolio of Wispark's assets during the following two years, which is expected to significantly reduce the size of existing non-utility real estate operations.

Wisconsin Gas, WICOR Energy, FieldTech, WICOR Industries, Sta-Rite, SHURflo and Hypro were acquired by Wisconsin Energy as a result of the Company's acquisition of WICOR, Inc. ("WICOR") on April 26, 2000. WICOR remains a subsidiary of Wisconsin Energy, functioning as an intermediary holding company of the historical WICOR companies.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Energy pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Energy's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Energy's 2000 Annual Report on Form 10-K.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                          WISCONSIN ENERGY CORPORATION
                    CONSOLIDATED CONDENSED INCOME STATEMENT
                                  (Unaudited)

                                                                         Three Months Ended March 31
                                                                ---------------------------------------------
                                                                      2001                         2000
                                                                ----------------             ----------------
                                                               (Millions of Dollars, Except Per Share Amounts)
   Operating Revenues                                               $1,355.0                       $628.0

   Operating Expenses
     Fuel and purchased power                                          180.5                        160.3
     Cost of gas sold                                                  515.5                         69.1
     Cost of goods sold                                                106.8                            -
     Other operation and maintenance                                   258.1                        186.6
     Depreciation, decommissioning
       and amortization                                                 87.5                         72.1
     Property and revenue taxes                                         22.8                         20.7
                                                                    --------                       ------
        Total Operating Expenses                                     1,171.2                        508.8
                                                                    --------                       ------

   Operating Income                                                    183.8                        119.2

   Other Income (Deductions), Net                                       12.6                          6.8

   Financing Costs                                                      65.4                         43.2
                                                                    --------                       ------

   Income Before Income Taxes                                          131.0                         82.8

   Income Taxes                                                         53.7                         32.2
                                                                    --------                       ------
   Income Before Cumulative Effect of
     Change in Accounting Principle                                     77.3                         50.6

   Cumulative Effect of Change in
     Accounting Principle, Net of Tax                                   10.5                            -
                                                                    --------                       ------
   Net Income                                                       $   87.8                       $ 50.6
                                                                    ========                       ======

   Earnings Per Average Common Share - Basic
     Before cumulative effect of
       change in accounting principle                               $   0.65                       $ 0.42
     Cumulative effect of change
       in accounting principle                                          0.09                            -
                                                                    --------                       ------
     Net earnings per share                                         $   0.74                       $ 0.42
                                                                    ========                       ======

     Average shares outstanding (millions)                             117.9                        119.5

   Earnings Per Average Common Share - Diluted
     Before cumulative effect of
       change in accounting principle                               $   0.65                       $ 0.42
     Cumulative effect of change
       in accounting principle                                          0.09                            -
                                                                    --------                       ------
     Net earnings per share                                         $   0.74                       $ 0.42
                                                                    ========                       ======

     Average shares outstanding (millions)                             118.7                        119.5

   Dividends Per Share of Common Stock                              $   0.20                       $ 0.39

   The accompanying notes are an integral part of these financial statements.

                          WISCONSIN ENERGY CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (Unaudited)

                                                  March 31, 2001             December 31, 2000
                                                  --------------             -----------------
                                                             (Millions of Dollars)
              Assets
              ------

Property, Plant and Equipment
  Utility energy                                      $ 6,911.7                 $ 7,327.7
  Non-utility energy                                       22.0                      21.7
  Manufacturing                                           119.9                     119.5
  Other                                                    88.2                     135.3
  Accumulated depreciation                             (3,766.2)                 (3,912.9)
                                                      ---------                 ---------
                                                        3,375.6                   3,691.3
  Construction work in progress                           351.7                     246.3
  Leased facilities, net                                  120.2                     121.7
  Nuclear fuel, net                                        85.5                      93.1
                                                      ---------                 ---------
       Net Property, Plant and Equipment                3,933.0                   4,152.4

Investments                                             1,041.5                     779.3

Current Assets
  Cash and cash equivalents                                59.1                      40.5
  Accounts receivable                                     649.1                     532.6
  Accrued revenues                                        170.6                     269.8
  Materials, supplies and inventories                     283.4                     381.7
  Assets held for sale                                    450.8                     464.0
  Prepayments and other assets                            166.8                     175.0
                                                      ---------                 ---------
       Total Current Assets                             1,779.8                   1,863.6

Deferred Charges and Other Assets
  Goodwill, net                                           821.1                     826.9
  Other                                                   838.5                     783.9
                                                      ---------                 ---------
       Total Deferred Charges and Other Assets          1,659.6                   1,610.8
                                                      ---------                 ---------
Total Assets                                          $ 8,413.9                 $ 8,406.1
                                                      =========                 =========

        Capitalization and Liabilities
        ------------------------------

Capitalization
  Common equity                                       $ 2,042.6                 $ 2,016.8
  Preferred stock                                          30.4                      30.4
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely debentures of the Company             200.0                     200.0
  Long-term debt                                        3,408.1                   2,732.7
                                                      ---------                 ---------
       Total Capitalization                             5,681.1                   4,979.9

Current Liabilities
  Long-term debt due currently                             57.0                      55.4
  Short-term debt                                         785.0                   1,386.1
  Accounts payable                                        321.6                     427.0
  Accrued liabilities                                     176.6                     149.0
  Other                                                   145.7                     191.2
                                                      ---------                 ---------
       Total Current Liabilities                        1,485.9                   2,208.7

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       582.3                     587.1
  Other                                                   664.6                     630.4
                                                      ---------                 ---------
       Total Deferred Credits and Other
          Liabilities                                   1,246.9                   1,217.5
                                                      ---------                 ---------
Total Capitalization and Liabilities                  $ 8,413.9                 $ 8,406.1
                                                      =========                 =========

The accompanying notes are an integral part of these financial statements.

                          WISCONSIN ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended March 31
                                                                ---------------------------------------
                                                                    2001                      2000
                                                                -------------            --------------
                                                                        (Millions of Dollars)
Operating Activities
  Net income                                                       $  87.8                   $  50.6
  Reconciliation to cash
     Depreciation, decommissioning and amortization                   97.7                      76.3
     Nuclear fuel expense amortization                                 8.4                       7.2
     Deferred income taxes, net                                       (8.1)                     (2.5)
     Investment tax credit, net                                       (1.3)                     (1.1)
     Allowance for other funds
       used during construction                                       (0.3)                     (0.9)
     Gains on asset sales                                             (2.4)                        -
     Change in - Accounts receivable and accrued revenues            (17.3)                     10.7
                 Inventories                                          98.3                      35.6
                 Other current assets                                  8.2                      24.4
                 Accounts payable                                   (105.4)                     17.2
                 Other current liabilities                           (17.9)                     52.5
     Other                                                           (33.5)                     (8.6)
                                                                   -------                   -------
Cash Provided by Operating Activities                                114.2                     261.4

Investing Activities
  Capital expenditures                                              (124.9)                   (135.0)
  Proceeds from asset sales, net                                      13.6                       6.6
  Allowance for borrowed funds
    used during construction                                          (3.2)                     (3.1)
  Nuclear fuel                                                        (1.0)                    (10.6)
  Nuclear decommissioning funding                                     (4.4)                     (4.4)
  Other                                                               (0.3)                     (3.0)
                                                                   -------                   -------
Cash Used in Investing Activities                                   (120.2)                   (149.5)

Financing Activities
  Issuance of common stock                                            14.8                      23.1
  Repurchase of common stock                                         (39.8)                        -
  Issuance of long-term debt                                         992.3                      15.5
  Retirement of long-term debt                                      (318.0)                    (15.5)
  Change in short-term debt                                         (601.1)                   (137.2)
  Dividends paid on common stock                                     (23.6)                    (46.5)
                                                                   -------                   -------
Cash Provided by (Used in) Financing Activities                       24.6                    (160.6)
                                                                   -------                   -------

Change in Cash and Cash Equivalents                                   18.6                     (48.7)

Cash and Cash Equivalents at Beginning of Period                      40.5                      73.5
                                                                   -------                   -------

Cash and Cash Equivalents at End of Period                         $  59.1                   $  24.8
                                                                   =======                   =======

Supplemental Information - Cash Paid (Received) For
  Interest (net of amount capitalized)                             $  53.1                   $  31.2
  Income taxes                                                        43.3                     (25.9)

The accompanying notes are an integral part of these financial statements.

                          WISCONSIN ENERGY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL INFORMATION

1. The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.


2. Due in part to the acquisition of WICOR in April 2000 (see Note 3), Wisconsin Energy has modified certain income statement and balance sheet presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.


ACQUISITION OF WICOR, INC.

3. On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Accounting for Business Combinations, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.

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

                                                Three Months Ended March 31
                                         ------------------------------------------
                                             2001                       2000
 Wisconsin Energy Corporation               Actual                  Pro Forma (a)
 ----------------------------            -----------              -----------------
                                      (Millions of Dollars, Except Per Share Amounts)
Total Operating Revenues                   $1,355.0                     $967.2
Net Income                                 $   87.8                     $ 59.6

Earnings Per Share
    Basic                                  $   0.74                     $ 0.50
    Diluted                                $   0.74                     $ 0.50

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and includes estimated merger-related costs.

ASSET SALES AND DIVESTITURES

4. As previously reported, the Company's management announced a strategy in 2000, which, among other things, identified the divestiture of non-core investments. Wisconsin Energy held the following assets for sale as of March 31, 2001 and December 31, 2000:

 Assets Held For Sale       March 31, 2001        December 31, 2000
----------------------     ----------------      -------------------
                                    (Millions of Dollars)
Non-Utility Energy              $331.8                  $331.8
Other - Real Estate              119.0                   132.2
                                ------                  ------
     Total                      $450.8                  $464.0
                                ======                  ======

    During the first quarter of 2001, Wispark sold approximately $13 million of real estate assets as part of a previously announced plan and anticipates selling the balance of the assets identified for sale over the next two years. The Company expects to close on the sale of Wisvest's two fossil-fueled generating stations in the state of Connecticut in the next few months subject to various regulatory approvals and other closing conditions. Also as previously reported, the Company expects to receive additional proceeds during the second quarter of 2001 related to the sale of Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, subject to completion of certain regulatory and contractual matters. In May 2001, the Company received net proceeds of approximately $20 million as a result of the sale of FieldTech to an unaffiliated third party.

    Effective January 1, 2001 Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $252 million to the American Transmission Company LLC ("ATC") in exchange for a combined approximately 45% equity interest in this new company.

    In April 2001, the ATC issued debt and distributed $93 million of cash back to Wisconsin Electric and Edison Sault as a return of the original equity contribution. The Company expects to receive additional cash distributions of $24 million from the ATC prior to the end of 2001 subject to final audit.

    The Company anticipates that transfer of its electric transmission assets to the ATC will be earnings neutral. However, transfer of the assets has resulted in a change in where earnings are reflected on the income statement. Prior to the asset transfer, transmission-related costs were recorded in Other Operation and Maintenance expense, Depreciation expense and Interest expense. Following transfer of the transmission assets, the Company reports fees paid to the ATC for electric transmission service in Other Operation and Maintenance expense and recognizes an equity interest in the ATC's reported earnings in Other Income, Net.

RESERVE FOR NON-RECURRING CHARGES

5. In connection with the WICOR merger and the divestiture of non-core businesses, Wisconsin Energy recorded certain reserves in the fourth quarter of 2000 for approximately 300 employees who were to receive benefits under severance agreements and enhanced retirement initiatives. As of March 31, 2001, approximately $8.1 million of severance benefits related to 153 employees remained as an outstanding liability on the balance sheet.


LONG-TERM DEBT

6. In March 2001, Wisconsin Energy issued $1 billion of intermediate-term unsecured senior securities, consisting of $550 million of 5.875% Senior Notes due April 1, 2006 and $450 million of 6.50% Senior Notes due April 1, 2011. Proceeds from these debt issues were added to the Company's general funds and were used to repay commercial paper borrowings related primarily to the WICOR acquisition.


COMMON EQUITY

7. Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to April 2000, Wisconsin Energy had no items of Other Comprehensive Income to report. However, as a result of its acquisition of WICOR on April 26, 2000 and due to the adoption of Statement of Financial Accounting Standards
    No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), in January 2001 (see Note 8), Wisconsin Energy had the following total Comprehensive Income during the three months ended
    March 31, 2001 and 2000:

                                                           Three Months Ended March 31
                                                         -------------------------------
            Comprehensive Income                             2001               2000
           ---------------------                            ------             ------
                                                              (Millions of Dollars)
Net Income                                                 $ 87.8               $50.6
Other Comprehensive Income (Loss)
  Currency Translation Adjustments                           (2.3)                  -
  Minimum Pension Liability                                  (0.7)                  -
  Unrealized Losses During the Period
   on Derivatives Qualified as Hedges
       Unrealized losses due to cumulative
        effect of change in accounting
        principle                                            (2.1)                  -
       Less: Reclassification for gains
             included in net income                           2.1                   -
       Other unrealized losses                               (6.3)                  -
                                                           ------               -----
  Net Unrealized Losses During the Period                   (10.5)                  -
                                                           ------               -----
Other Comprehensive Income (Loss)                           (13.5)                  -
                                                           ------               -----
Total Comprehensive Income                                 $ 74.3               $50.6
                                                           ======               =====

   In 2000, the Board of Directors approved a common stock repurchase plan which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market. During the first quarter of 2001, Wisconsin Energy purchased approximately 1.9 million shares of common stock for $39.8 million resulting in total purchases to date under the plan of 6.9 million shares for $140.6 million. The Company is currently retiring the stock that is purchased.

   During the first quarter of 2001, Wisconsin Energy issued approximately
   0.8 million new shares of common stock totaling $14.8 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.


DERIVATIVE INSTRUMENTS

8. In June 1998, the Financial Accounting Standards Board issued FAS 133, which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   As of the date of initial adoption, FAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of FAS 133 by Wisconsin Energy as of January 1, 2001 resulted in an increase in net income of $10.5 million reported as a cumulative effect of change in accounting principle. This transition adjustment is related to fuel oil forward and swap contracts utilized by Wisvest-Connecticut LLC, a wholly-owned subsidiary of Wisvest, to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under FAS 133 and do not qualify for hedge accounting treatment. It is expected that this gain will unwind during 2001 through normal operations and through the expected sale of Wisvest-Connecticut's two power plants in the state of Connecticut (see note 4).

   Wisconsin Energy has a limited number of other financial and physical commodity contracts that are defined as derivatives under FAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply and demand for electricity and gas futures and basis swap contracts utilized by Wisconsin Gas to manage the cost of gas. With the adoption of FAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of FAS 133. The impact of this transition as of January 1, 2001 was a $2.1 million reduction in Accumulated Other Comprehensive Income.

   During the first quarter of 2001, $2.1 million of net gains included in the cumulative effect of a change in accounting principle component of Accumulated Other Comprehensive Income were reclassified into earnings resulting in a remaining balance of ($4.2) million as of March 31, 2001. Wisconsin Energy estimates that the remaining balance will be reclassified into earnings within the twelve months between January 1, 2001 and December 31, 2001.

   Future changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recognized in earnings immediately. In the case of Wisconsin Gas, the ineffective portion is recorded as a regulatory asset or liability as these transactions are part of the purchased gas adjustment clause.

   For the period ended March 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Energy did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of March 31, 2001, the maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions is nine months, and Wisconsin Energy estimates that losses of $0.8 million will be reclassified from Accumulated Other Comprehensive Income into earnings within the twelve months between April 1, 2001 and March 31, 2002 as the hedged transactions affect earnings.

   Near the end of the first quarter of 2001, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter to mitigate interest rate risk associated with the issuance of $1 billion of intermediate-term unsecured senior notes in March 2001 (see Note 6). As these agreements qualified for cash flow hedge accounting treatment under FAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. Wisconsin Energy estimates that during the next twelve months, $0.7 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

   The Company believes that its electric capacity contracts qualify for and have been designated as normal under the normal purchase and sale exception of FAS 133 and, therefore, are not derivative instruments. The Financial Accounting Standards Board is currently reviewing whether to allow electric capacity option contracts to qualify for the normal purchase and sale exception. The Financial Accounting Standards Board's final conclusion may impact the Company's ongoing application of FAS 133 related to its electric capacity contracts.


SEGMENT INFORMATION

9. Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three month periods ended March 31, 2001 and 2000 is shown in the following table. Current year information is not comparable with the prior year due to the addition of the operating results of the WICOR subsidiaries at the end of April 2000 and to the allocation of merger-related costs (principally goodwill amortization and interest expense) to the operating segments.


                                          Reportable Operating Segments
                             --------------------------------------------------------      Other (a),
                                            Energy                                        Corporate &
         Wisconsin           -------------------------------------                        Reconciling           Total
    Energy Corporation            Utility          Non-Utility        Manufacturing       Eliminations       Consolidated
---------------------------  -----------------  ------------------  -----------------  ------------------  -----------------
                                                                  (Millions of Dollars)
Three Months Ended
------------------

March 31, 2001
  Operating Revenues (b)        $1,045.8             $153.3              $143.2             $ 12.7            $1,355.0
  Operating Income (Loss)          167.3                8.9                10.8               (3.2)              183.8
  Income (Loss) Before
   Merger-Related Costs (c)         88.3               13.5                 7.1               (6.8)              102.1
  Net Income (Loss)                 82.4               13.5                 2.5              (10.6)               87.8
  Capital Expenditures              71.3               23.2                 6.1               24.3               124.9
  Total Assets                   6,468.3              626.9               864.4              454.3             8,413.9

                                          Reportable Operating Segments
                             --------------------------------------------------------      Other (a),
                                            Energy                                        Corporate &
         Wisconsin           -------------------------------------                        Reconciling           Total
    Energy Corporation            Utility          Non-Utility        Manufacturing       Eliminations       Consolidated
---------------------------  -----------------  ------------------  -----------------  ------------------  -----------------
                                                                  (Millions of Dollars)
Three Months Ended
------------------

March 31, 2000
  Operating Revenues (b)           $ 549.7             $ 69.2              $    -             $  9.1            $  628.0
  Operating Income (Loss)            122.9               (1.9)                  -               (1.8)              119.2
  Income (Loss) Before
   Merger-Related Costs (c)           59.3               (4.3)                  -               (4.4)               50.6
  Net Income (Loss)                   59.3               (4.3)                  -               (4.4)               50.6
  Capital Expenditures                90.4               17.7                   -               26.9               135.0
  Total Assets                     4,882.3              670.2                   -              483.2             6,035.7

(a) Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)  Intersegment revenues are not material.

(c) Merger-related costs represent WICOR acquisition purchase accounting entries including goodwill and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. This business combination was accounted for as a purchase, and, therefore, is reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition.

Cautionary Factors: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted below in "Factors Affecting Results of Operations."


                   RESULTS OF OPERATIONS - 2001 FIRST QUARTER

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first quarter of 2001 with similar information during the first quarter of 2000. The following table also includes pro forma earnings per share by segment during the first quarter of 2000 as if WICOR had been a part of Wisconsin Energy since January 1, 2000.


                                                                           2000
                                              2001         -------------------------------
     Diluted Earnings Per Share              Actual         Pro Forma (a)          Actual
--------------------------------------     ----------      ----------------      ---------
Utility Energy Segment                       $ 0.74             $ 0.66             $ 0.50
Non-Utility Energy Segment                     0.03              (0.04)             (0.04)
Manufacturing Segment                          0.06               0.06                  -
Other and Merger Costs (b)                    (0.18)             (0.18)             (0.04)
                                             ------             ------             ------
  Earnings Before Accounting Change            0.65               0.50               0.42
Accounting Change (c)                          0.09                  -                  -
                                             ------             ------             ------
Net Earnings                                 $ 0.74             $ 0.50             $ 0.42
                                             ======             ======             ======

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and includes estimated merger-related costs.

(b) Includes the holding company, other non-utility companies and merger-related costs.

(c) Reflects the initial cumulative effect of adoption on January 1, 2001 of FAS 133, all of which is attributable to the non-utility energy segment.

Consolidated earnings during the first quarter of 2001 increased to $0.74 per share from $0.42 per share during the first quarter of 2000, reflecting a one-time cumulative gain from a change in accounting principle of $0.09 per share as a result of the Company's adoption on January 1, 2001 of FAS 133. Excluding the accounting change, Wisconsin Energy's earnings grew to $0.65 per share during the first quarter of 2001. The Company estimates that the acquisition of WICOR in April 2000 contributed $0.16 per share to this increase in earnings during the first quarter of 2001.

On a pro forma basis, earnings before the accounting change increased from $0.50 per share during the first quarter of 2000 to $0.65 per share during the first quarter of 2001. An increase in gas and electric utility gross margins as a result of rate increases and due to cooler winter weather during the first quarter of 2001 primarily contributed to an $0.08 per share growth in earnings by the utility energy segment. Earnings of the non-utility energy segment increased by $0.07 per share due to improved financial performance by Wisvest. On a pro forma basis, manufacturing segment earnings per share excluding merger-related costs were unchanged primarily due to a weakening economy. For purposes of this discussion, merger-related costs represent WICOR acquisition purchase accounting entries including goodwill and interest expense. A more detailed analysis of earnings contributions by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Utility energy segment net income increased by $23.1 million or 39.0% between the first quarter of 2001 and the first quarter of 2000, $19.1 million of which is attributable to Wisconsin Gas Company, acquired as part of the acquisition of WICOR in April 2000. Due to the seasonality of the gas heating business, utilities such as Wisconsin Gas or Wisconsin Electric's gas operations historically record earnings in the first and fourth quarters and incur losses in the second and third quarters.

  The following table reconciles the change in the contribution to net income by Wisconsin Energy's utility energy segment between the first quarter of 2000 and the first quarter of 2001.

                                                                    Three Months Ended March 31
                                               --------------------------------------------------------------------------
                                                                       Increase (Decrease)
                                                       ----------------------------------------------------
                                                          Wisconsin
       Utility Energy Segment                   2000       Gas (a)          Other (b)           Total              2001
------------------------------------           ------  ---------------   ---------------      ---------          --------
                                                                       (Millions of Dollars)
Operating Revenues
  Electric                                     $423.8       $    -            $ 31.6             $ 31.6          $  455.4
  Gas                                           118.5        332.3             130.2              462.5             581.0
  Other                                           7.4          0.3               1.7                2.0               9.4
                                               ------       ------            ------             ------          --------
Total Operating Revenues                        549.7        332.6             163.5              496.1           1,045.8
Fuel and Purchased Power                        109.7            -              24.1               24.1             133.8
Cost of Gas Sold                                 69.1        252.8             120.6              373.4             442.5
                                               ------       ------            ------             ------          --------
    Gross Margin                                370.9         79.8              18.8               98.6             469.5
Other Operating Expenses
  Other Operation and Maintenance               162.8         22.4              17.4               39.8             202.6
  Depreciation, Decommissioning
    and Amortization                             67.4         13.5              (1.3)              12.2              79.6
  Property and Revenue Taxes                     17.8          1.4               0.8                2.2              20.0
                                               ------       ------            ------             ------          --------
    Operating Income                            122.9         42.5               1.9               44.4             167.3
Other Income, Net                                 3.5          0.1               6.1                6.2               9.7
Financing Costs                                  29.5          9.3               0.5                9.8              39.3
                                               ------       ------            ------             ------          --------
    Income Before Income Taxes                   96.9         33.3               7.5               40.8             137.7
Income Taxes                                     37.6         14.2               3.5               17.7              55.3
                                               ------       ------            ------             ------          --------
Net Income                                     $ 59.3       $ 19.1            $  4.0             $ 23.1          $   82.4
                                               ======       ======            ======             ======          ========

(a) Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.

Net income for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric Power Company and Edison Sault Electric Company, increased by $4.0 million between the comparative periods primarily due to higher electric utility gross margins (electric utility operating revenues less fuel and purchased power expenses) and to higher gas utility gross margins (gas utility operating revenues less cost of gas sold) during the first quarter of 2001. The Company attributes the increases in electric and gas utility gross margins primarily to rate increases that were in effect during the first quarter of 2001 but not during the first quarter of 2000, and, to a lesser extent, to cooler winter weather during the first quarter of 2001. Additional information concerning the utility energy segment's electric and gas gross margins may be found below.

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of utility segment operating income, the following pro forma discussion includes Wisconsin Gas as if it had been a part of Wisconsin Energy during all of the comparative periods.


Pro Forma Utility Energy Segment Operating Income

The following table compares the pro forma operating income of Wisconsin Energy's utility energy segment during the first quarter of 2001 with similar pro forma information for the first quarter of 2000 as if Wisconsin Gas had been a part of Wisconsin Energy since January 1, 2000. The information excludes merger-related goodwill amortization expenses during the first quarter of 2001 in order to maintain comparability.

                                                Three Months Ended March 31
                                           ---------------------------------------
            Pro Forma (a)
       Utility Energy Segment                2001            2000        % Change
     --------------------------            --------         ------      ----------
                                            (Millions of Dollars)
Operating Revenues
  Electric                                 $  455.4         $423.8          7.5%
  Gas                                         581.0          294.4         97.4%
  Other                                         9.4            7.4         27.0%
                                           --------         ------
Total Operating Revenues                    1,045.8          725.6         44.1%
Fuel and Purchased Power                      133.8          109.7         22.0%
Cost of Gas Sold                              442.5          171.9        157.4%
                                           --------         ------
    Gross Margin                              469.5          444.0          5.7%
Other Operating Expenses
  Other Operation and Maintenance             202.6          189.8          6.7%
  Depreciation, Decommissioning
    and Amortization                           76.7           76.5          0.3%
  Property and Revenue Taxes                   20.0           19.1          4.7%
                                           --------         ------
Operating Income                           $  170.2         $158.6          7.3%
                                           ========         ======

(a) Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000 but excludes merger-related goodwill amortization expenses.

On a pro forma basis, utility energy segment operating income increased by $11.6 million or 7.3% during the first quarter of 2001 when compared with the first quarter of 2000 primarily due to higher gross margins on electric and gas utility operating revenues, offset in part by higher other operation and maintenance expenses. For further information concerning electric and pro forma gas utility gross margins, see the sections that follow.

Other Operation and Maintenance Expenses:   On a pro forma basis, other
operation and maintenance expenses increased by $12.8 million or 6.7% during the first quarter of 2001 when compared with the first quarter of 2000. The most significant changes in other operation and maintenance expenses include
$3.7 million of higher customer account expenses due in large part to an increase in bad debts and approximately $11.0 million of higher electric transmission expenses due to a change in how electric transmission costs are recorded. On January 1, 2001, Wisconsin Electric and Edison Sault transferred all of their electric utility transmission assets to the ATC in exchange for equity interests in this new company. The transfer of these assets is expected to be earnings neutral to the Company. However, because all costs related to electric transmission operations, including associated depreciation and financing costs, are now billed to the Company by the ATC, all of these costs are being reported in Other Operation and Maintenance expenses rather than in other lines on the income statement. For additional information, see Note 4 in
Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and its gross margin during the first quarter of 2001 with similar information for the first quarter of 2000.

                                           Three Months Ended March 31
                                       ------------------------------------
Electric Utility Operations              2001           2000     % Change
-------------------------------        -------         ------  -------------
                                        (Millions of Dollars)
Electric Operating Revenues            $455.4         $423.8         7.5%
Fuel and Purchased Power
    Fuel                                 79.5           73.4         8.3%
    Purchased Power                      52.4           34.4        52.3%
                                       ------         ------
Total Fuel and Purchased Power          131.9          107.8        22.4%
                                       ------         ------
Gross Margin                           $323.5         $316.0         2.4%
                                       ======         ======

During the first quarter of 2001, total electric utility operating revenues increased by $31.6 million or 7.5% when compared with the first quarter of 2000. Wisconsin Energy estimates that approximately $29.5 million of this growth was due to electric retail rate increases that became effective in April 2000, in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order. For additional information, see Item 1, Legal Proceedings - "Utility Rates and Regulatory Matters," in Part II of this report.

Between the comparative periods, total fuel and purchased power expenses increased by $24.1 million or 22.4% primarily due to significantly higher natural gas prices during 2001 and , to a lesser extent, due to higher fixed demand charges associated with long-term power purchase contracts in effect during 2001. The higher fuel and purchased power expenses offset much of the impact on electric revenues of the electric rate increases noted above such that total gross margin on electric operating revenues increased by $7.5 million or 2.4% during the first quarter of 2001.

Total electric megawatt-hour sales increased by 0.5% during the first quarter of 2001 due to a 5.5% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, Wisconsin Energy's total electric energy sales were flat between the comparative periods. The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2001 with similar information for the first quarter of 2000.

                                                 Operating Revenues                         Megawatt-Hour Sales
                                             Three Months Ended March 31                 Three Months Ended March 31
                                         ------------------------------------       -------------------------------------
  Electric Utility Operations             2001          2000       % Change          2001          2000        % Change
-------------------------------          ------        ------    ------------       -------       -------    ------------
                                         (Millions of Dollars)                           (Thousands)
Customer Class
  Residential                            $159.7        $147.7           8.1%        1,933.1       1,899.0         1.8%
  Small Commercial/Industrial             143.4         128.6          11.5%        2,154.6       2,043.7         5.4%
  Large Commercial/Industrial             116.9         113.3           3.2%        2,829.1       2,859.4        (1.1%)
  Other-Retail/Municipal                   17.1          14.8          15.5%          461.4         424.7         8.6%
  Resale-Utilities                         14.6          13.4           9.0%          447.8         563.1       (20.5%)
  Other-Operating Revenues                  3.7           6.0         (38.3%)             -             -           -
                                         ------        ------                       -------       -------
Total                                    $455.4        $423.8           7.5%        7,826.0       7,789.9         0.5%
                                         ======        ======                       =======       =======




                                                 Operating Revenues                         Megawatt-Hour Sales
                                            Three Months Ended March 31                 Three Months Ended March 31
                                         ------------------------------------       -------------------------------------
  Electric Utility Operations             2001          2000       % Change          2001          2000        % Change
-------------------------------          ------        ------    ------------       -------       -------    ------------
Weather - Degree Days (a)
  Heating (3,306 Normal)                                                              3,395         2,931       15.8%
  Cooling (0 Normal)                                                                      -             -          -

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


As noted above, total electric megawatt-hour sales were flat between the comparative periods excluding the Empire and Tilden mines. The upward impact on electric sales of cooler winter weather and customer growth in the residential and small commercial/industrial customer classes during the first quarter of 2001 was offset to some extent by the downward impact on electric sales of a weakening economy during the first quarter of 2001. As measured by heating degree days, the first quarter of 2001 was 15.8% cooler than the first quarter of 2000 and 2.7% cooler than normal, increasing electric sales to weather-sensitive customers in the residential and small commercial/industrial customer classes. However, sales to large commercial/industrial customers excluding the Empire and Tilden mines decreased by 2.7% during the first quarter of 2001, reflecting the softening economy.


Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Energy's actual gas utility operating revenues, gross margin and gas utility therm deliveries during the first quarter of 2001 with similar information for the first quarter of 2000.

                                                        Gross Margin                                Therm Deliveries
                                               Three Months Ended March 31 (a)               Three Months Ended March 31 (a)
                                            -------------------------------------        --------------------------------------
       Gas Utility Operations                 2001           2000     % Change              2001          2000       % Change
    ---------------------------             -------         ------   ------------        ---------       -------   ------------
                                                      (Millions of Dollars)                           (Millions)
Operating Revenues
  Residential                               $377.2         $ 78.2       382.4%              385.2         139.6         175.9%
  Commercial/Industrial                      183.4           41.7       339.8%              203.6          85.5         138.1%
  Interruptible                                9.1            1.4       550.0%               10.1           4.3         134.9%
                                            ------         ------                           -----         -----
    Total Retail Gas Sales                   569.7          121.3       369.7%              598.9         229.4         161.1%
  Transported Customer-Owned Gas              12.7            5.3       139.6%              247.2         109.2         126.4%
  Transported - Interdepartmental              0.3            0.4       (25.0%)               3.2           8.1         (60.5%)
  Other-Operating Revenues                    (1.7)          (8.5)       80.0%                  -             -             -
                                            ------         ------                           -----         -----
Total Operating Revenues                     581.0          118.5       390.3%              849.3         346.7         145.0%
                                                                                            =====         =====
Cost of Gas Sold                             442.5           69.1       540.4%
                                            ------         ------
Gross Margin                                $138.5         $ 49.4       180.4%
                                            ======         ======

(a) Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries" below.

Comparative gas utility operating revenues, gross margins and therm deliveries increased significantly during the first quarter of 2001 primarily due to the acquisition of Wisconsin Gas in April 2000. To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of gas utility operations, the following discussion includes Wisconsin Gas as if it had been a part of Wisconsin Energy during all of the comparative periods.

Pro Forma Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Energy's gas utility operating revenues and gross margins during the first quarters of 2001 and 2000 on a pro forma basis as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 2000. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.


                                          Three Months Ended March 31
          Pro Forma (a)               -----------------------------------
     Gas Utility Operations            2001           2000      % Change
-----------------------------         ------         ------   -----------
                                      (Millions of Dollars)
Gas Operating Revenues                $581.0         $294.4       97.4%
Cost of Gas Sold                       442.5          171.9      157.4%
                                      ------         ------
Gross Margin                          $138.5         $122.5       13.1%
                                      ======         ======

(a) Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

Gross margin on gas utility operating revenues increased by $16.0 million or 13.1% during the first quarter of 2001 when compared with pro forma gross margin during the first quarter of 2000. Wisconsin Energy attributes most of this increase to higher therm deliveries to weather sensitive customers as a result of cooler winter weather during the first quarter of 2001, and, to a lesser extent, to retail gas rate increases at Wisconsin Electric that became effective in August 2000.

Significantly higher prices for natural gas since the first quarter of 2000 primarily drove a 97.4% increase in gas utility operating revenues and a 157.4% increase in the cost of gas sold during the first quarter of 2001. The cost of natural gas rose approximately 86% between the first quarter of 2000 and the first quarter of 2001, affecting Wisconsin Energy's gas as well as electric utility operations. Based upon March closing prices for natural gas futures on the New York Mercantile Exchange, the cost of gas increased from $2.900 per decatherm in April 2000 to $5.384 per decatherm in April 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching.

The following table compares Wisconsin Energy's gas utility operating revenues and natural gas therm deliveries by customer class during the first quarter of 2001 with similar pro forma information for the first quarter of 2000.

                                                   Operating Revenues                            Therm Deliveries
                                                 Three Months Ended March 31                  Three Months Ended March 31
           Pro Forma (a)                    ------------------------------------           ---------------------------------
       Gas Utility Operations                2001           2000     % Change              2001          2000    % Change
------------------------------------        ------         ------   ------------           -----         -----  ------------
                                            (Millions of Dollars)                               (Millions)
Customer Class
  Residential                               $377.2         $205.3       83.7%              385.2         335.6     14.8%
  Commercial/Industrial                      183.4           97.3       88.5%              203.6         191.6      6.3%
  Interruptible                                9.1            4.8       89.6%               10.1          12.7    (20.5%)
                                            ------         ------                          -----         -----
    Total Retail Gas Sales                   569.7          307.4       85.3%              598.9         539.9     10.9%
  Transported Customer-Owned Gas              12.7           13.5       (5.9%)             247.2         273.1     (9.5%)
  Transported - Interdepartmental              0.3            0.4      (25.0%)               3.2           8.1    (60.5%)
  Other-Operating Revenues                    (1.7)         (26.9)      93.7%                  -             -        -
                                            ------         ------                          -----         -----
Total Operating Revenues                    $581.0         $294.4       97.4%              849.3         821.1      3.4%
                                            ======         ======                          =====         =====



                                                  Operating Revenues                       Therm Deliveries
                                             Three Months Ended March 31              Three Months Ended March 31
           Pro Forma (a)                    ------------------------------           ----------------------------
       Gas Utility Operations                2001     2000     % Change               2001     2000    % Change
------------------------------------        ------   ------   ------------           ------   ------  -----------
Weather - Degree Days (b)
  Heating (3,306 Normal)                                                              3,395    2,931    15.8%

(a) Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Total therm deliveries of natural gas increased by 3.4% during the first quarter of 2001 primarily due to a weather-related 14.8% increase in deliveries to higher-margin residential customers, who tend to be more weather sensitive than other customer classes. As noted above, the first quarter of 2001 was 15.8% cooler than the first quarter of 2000 and 2.7% cooler than normal. During the first quarter of 2001, however, residential therm deliveries were lower than anticipated, reflecting the adverse effects of significantly higher gas prices. Deliveries to the interruptible and transportation customer classes decreased during the first quarter of 2001 in large part to due fuel switching and to a weakening economy during the first quarter of 2001.


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Non-utility energy segment net income increased by $17.8 million during the first quarter of 2001, $10.5 million of which represents a gain on the cumulative effect of a change in accounting principle associated with the adoption of FAS 133. For additional information, see Note 8 in Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report. The remainder of the earnings increase primarily represents improved results at Wisvest during the first quarter of 2001. As previously discussed, the Company announced in December 2000 the sale of Wisvest's two non-utility power plants in the state of Connecticut, which is expected to close in the next few months.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the first quarter of 2000 and the first quarter of 2001. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                          Three Months Ended March 31
                                                --------------------------------------------------
                                                              Increase (Decrease)
                                                         ----------------------------
       Non-Utility Energy Segment                 2000    WICOR (a)  Other (b)   Total      2001
----------------------------------------------  ------   ----------  ---------   ------   --------
                                                    (Millions of Dollars, Except Statistics)
Operating Revenues
  Independent Power Production                  $ 31.8     $    -     $ 30.4     $ 30.4   $   62.2
  Energy Marketing, Trading & Services            31.4       78.9      (20.4)      58.5       89.9
  Other                                            6.0        0.2       (5.0)      (4.8)       1.2
                                                ------     ------     ------     ------   --------
Total Operating Revenues                          69.2       79.1        5.0       84.1      153.3
Fuel and Purchased Power                          50.6          -       (3.9)      (3.9)      46.7
Cost of Gas Sold                                     -       73.0          -       73.0       73.0
Cost of Goods Sold                                   -        4.4          -        4.4        4.4
                                                ------     ------     ------     ------   --------
    Gross Margin                                  18.6        1.7        8.9       10.6       29.2
Other Operating Expenses                          20.5        1.6       (1.8)      (0.2)      20.3
                                                ------     ------     ------     ------   --------
    Operating Income                              (1.9)       0.1       10.7       10.8        8.9
Other Income, Net                                  3.1          -       (1.9)      (1.9)       1.2
Financing Costs                                    7.8        0.3       (3.1)      (2.8)       5.0
                                                ------     ------     ------     ------   --------
    Income Before Income Taxes                    (6.6)      (0.2)      11.9       11.7        5.1
Income Taxes                                      (2.3)         -        4.4        4.4        2.1
                                                ------     ------     ------     ------   --------
    Income Before Accounting Change               (4.3)      (0.2)       7.5        7.3        3.0
Cumulative Effect of Accounting Change               -          -       10.5       10.5       10.5
                                                ------     ------     ------     ------   --------
Net Income                                       $(4.3)     $(0.2)    $ 18.0     $ 17.8   $   13.5
                                                ======     ======     ======     ======   ========

Statistics
  Independent Power Production
    Electric Megawatt-Hour Sales (Thousands)     760.7          -      540.5    540.5      1,301.2

Energy Marketing, Trading & Services
  Electric Megawatt-Hour Sales (Thousands)       225.6          -      123.2    123.2        348.8
  Gas Therm Sales (Millions)                         -      100.3          -    100.3        100.3

(a) Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000. During 2001, WICOR Energy was merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unrelated third party for approximately $20 million.

(b)  Other consists primarily of Wisvest.


MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed $2.5 million to net income during the first quarter of 2001. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's contribution to Wisconsin Energy's net income during the first quarter of 2001.

                                              Three Months Ended
     Manufacturing Segment                      March 31, 2001
  ---------------------------             ------------------------
                                           (Millions of Dollars)
  Operating Revenues (a)
    Domestic                                        $108.2
    International                                     35.0
                                                    ------
  Total Operating Revenues                           143.2
  Cost of Goods Sold                                 102.5
                                                    ------
      Gross Margin                                    40.7
  Other Operating Expenses                            29.9
                                                    ------
      Operating Income                                10.8
  Other Income, Net                                    0.1
  Financing Costs                                      5.9
                                                    ------
      Income Before Income Taxes                       5.0
  Income Taxes                                         2.5
                                                    ------
  Net Earnings                                      $  2.5
                                                    ======

(a) For further information concerning manufacturing segment revenues and gross margin during the comparative periods, see "Pro Forma Manufacturing Segment Results" below.


Pro Forma Manufacturing Segment Results

Assuming that WICOR had been a part of Wisconsin Energy since January 1, 2000 and excluding costs related to the WICOR merger, the manufacturing segment would have posted pro forma net income of approximately $7.1 million during the first quarter of 2001 compared with pro forma net income of $6.7 million during the first quarter of 2000. Wisconsin Energy attributes this increase primarily to greater product demand in several key markets including the water systems and water treatment markets as well as to increased cost controls over manufacturing and operating expenses. However, during the first quarter of 2001, the manufacturing segment noticed a softening in product demand in the consumer sensitive pool, recreational vehicle and marine markets as a result of the weakening economy. This trend may result in lower than anticipated earnings contributions by the manufacturing segment during 2001. International revenues and earnings contributions were lower during the first quarter of 2001 than during the same period in 2000 primarily due to a strong U.S. dollar, a weak Australian economy and delays related to new product shipments in Europe.

The following table reconciles the pro forma change in revenues and gross margin of the manufacturing segment between the first quarter of 2000 and the first quarter of 2001 as if the manufacturing segment had been part of Wisconsin Energy since January 1, 2000.

                                                        Three Months Ended March 31
                                                 -----------------------------------------
        Pro Forma                                               Increase
 Manufacturing Gross Margin                       2000         (Decrease)            2001
-----------------------------                    ------     -----------------       ------
                                                          (Millions of Dollars)
  Operating Revenues
    Domestic                                     $105.3           $  2.9            $108.2
    International                                  36.9             (1.9)             35.0
                                                 ------           ------            ------
  Total Operating Revenues                        142.2              1.0             143.2
  Cost of Goods Sold                              100.4              1.1             101.5
                                                 ------           ------            ------
  Gross Margin                                   $ 41.8            $(0.1)           $ 41.7
                                                 ======           ======            ======

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first three months of 2001 and 2000:

                                          Three Months Ended March 31
                                        -------------------------------
 Wisconsin Energy Corporation                2001                2000
 ----------------------------              -------             -------
                                               (Millions of Dollars)
Cash Provided by (Used in):
   Operating Activities                    $ 114.2             $ 261.4
   Investing Activities                     (120.2)             (149.5)
   Financing Activities                       24.6              (160.6)


Operating Activities

Cash provided by operating activities decreased to $114.2 million during the first three months of 2001 compared with $261.4 million during the same period in 2000, reflecting higher first quarter 2001 earnings offset by (1) an increase in working capital requirements associated with higher gas costs and with the seasonal nature of gas utility operations, (2) an increase in income taxes paid as a result of higher earnings during the first quarter of 2001, (3) a $35 million tax refund received in the first quarter of 2000 related to litigation, and (4) a $20 million contribution to the Wisconsin Energy Foundation in the first quarter of 2001. The Company expects that its working capital requirements will be reduced during the second quarter of 2001 as it collects its winter heating receivables.


Investing Activities

During the first three months of 2001, Wisconsin Energy spent $120.2 million on investing activities, including capital expenditures of $71.3 million on utility plant, $23.2 million on non-utility energy projects, $6.1 million on manufacturing and $24.3 million on other non-utility activities. Due to the timing of refueling outages at Point Beach Nuclear Plant, the Company spent
$9.6 million less during the first quarter of 2001 on the acquisition of nuclear fuel when compared with the first quarter of 2000. During the first quarter of 2001, the Company continued its program of divesting of non-core businesses and assets, including the receipt of $13.6 million of net proceeds for the sale of non-utility real estate assets held by Wispark.


Financing Activities

During the first three months of 2001, Wisconsin Energy received $24.6 million of net cash from financing activities compared with using net cash in the amount of $160.6 million during the first three months of 2000.

In March 2001, Wisconsin Energy received approximately $990 million of cash through the issuance of $1 billion of intermediate-term unsecured senior notes. Proceeds from the issuance of these debt securities were added to the Company's general funds and were used to repay commercial paper borrowings related primarily to the WICOR acquisition.

During the first quarter of 2001, Wisconsin Energy purchased approximately
1.9 million shares of common stock for $39.8 million under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first quarter of 2001, Wisconsin Energy issued approximately 0.8 million new shares of common stock aggregating
$14.8 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.


CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three quarters of 2001 are expected to be met through a combination of internal sources of funds from operations, cash distributions from the ATC, asset sales and short-term borrowings. In April 2001, Wisconsin Energy received $93 million of cash distributions from the ATC and anticipates receiving additional cash distributions of $24 million prior to the end of 2001 subject to audit. In addition, the Company currently expects to receive approximately $500 million of net proceeds during the remainder of 2001 as a result of asset sales.

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

On March 31, 2001, Wisconsin Energy had $1.7 billion of available unused lines of bank credit on a consolidated basis. Wisconsin Energy has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Energy's consolidated capitalization structure at March 31, 2001 and at December 31, 2000:

  Capitalization Structure              March 31, 2001           December 31, 2000
-----------------------------    --------------------------   ------------------------
                                                 (Millions of Dollars)
Common Equity                       $2,042.6        31.3%       $2,016.8        31.4%
Preferred Stock                         30.4         0.5%           30.4         0.5%
Trust Preferred Securities             200.0         3.1%          200.0         3.1%
Long-Term Debt (including
  current maturities)                3,465.1        53.1%        2,788.1        43.4%
Short-Term Debt                        785.0        12.0%        1,386.1        21.6%
                                    --------       -----        --------       -----
     Total                          $6,523.1       100.0%       $6,421.4       100.0%
                                    ========       =====        ========       =====


Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch. Commercial paper of WICOR Industries, Inc. is unrated.

                                                 S&P          Moody's        Fitch
                                             ------------  -------------  ------------
Wisconsin Energy Corporation
   Commercial Paper                              A-1            P-1            F1
   Unsecured Senior Debt                          A+            A2             A+

                                                 S&P          Moody's        Fitch
                                             ------------  -------------  ------------
Wisconsin Electric Power Company
   Commercial Paper                              A-1+           P-1           F1+
   Secured Senior Debt                           AA-            Aa2           AA
   Unsecured Debt                                 A+            Aa3           AA-
   Preferred Stock                                A             aa3           AA-

Wisconsin Gas Company
   Commercial Paper                              A-1+           P-1           F1+
   Unsecured Senior Debt                         AA-            Aa2           AA-

Wisconsin Energy Capital Corporation
   Unsecured Debt                                 A+            A2             A+

WEC Capital Trust I
   Trust Preferred Securities                     A-            a2             A


S&P's current outlook for Wisconsin Energy and its subsidiaries is negative while Fitch currently maintains a negative outlook for Wisconsin Energy Corporation and for Wisconsin Energy Capital Corporation. Fitch's outlook for Wisconsin Electric and Wisconsin Gas is currently stable, while Moody's current outlook for Wisconsin Energy and its subsidiaries is stable.

These ratings provide a significant degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.


Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures, for long and short-term debt retirements, maturities and sinking fund requirements, for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and for the repurchase of a portion of the outstanding shares of Wisconsin Energy common stock. Wisconsin Energy's total consolidated capital expenditure budget for the remainder of 2001 is approximately $590 million. Assuming, among other factors, planned asset sales during 2001, the Company expects its overall debt levels to decline by approximately $300 million and its debt to total capital ratio to decline to 63% by the end of 2001 from 65% as of March 31, 2001.


                    FACTORS AFFECTING RESULTS OF OPERATIONS

OUTLOOK

The following outlook includes forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business, competitive and regulatory conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in coal or natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; regulatory decisions;

obtaining the necessary regulatory approvals and investment capital to implement the "Power the Future" strategy; the timing and extent of realization of anticipated synergy benefits from the WICOR merger; disposition of legal proceedings; and foreign governmental, economic, political and currency risk; continuation of the common stock repurchase plan during 2001 and other factors referred to under "Cautionary Factors" below.

Earnings:   In its 2000 Annual Report on Form 10-K, Wisconsin Energy had
projected that its 2001 earnings would be in the range of $2.00 to $2.25 per diluted share. During the first quarter of 2001, the Company estimates that earnings were reduced by $0.07 per share due to higher fuel expenses not recovered in rates. In addition, the Company estimates that a softening economy has the potential of reducing the earnings contribution from the manufacturing segment by $0.05 to $0.07 per share during 2001. However, in spite of these reductions and subject to the many variables that could affect such a projection, Wisconsin Energy continues to believe that it can achieve earnings in the range of $2.00 to $2.25 per diluted share during the year 2001.


UTILITY RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in
Part II of this report for information related to the Company's fuel cost adjustment procedure.


MARKET RISKS

Interest Rate Risk:   As previously reported, Wisconsin Energy financed the
acquisition of WICOR through $1.2 billion of commercial paper issued in the institutional private placement market. In March 2001, the Company refinanced approximately $1 billion of this commercial paper with unsecured senior notes, locking in $550 million of five-year notes at an all-in cost of 6.29% and $450 million of ten-year notes at an all-in cost of 6.76%.


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


Operating, Financial and Industry Factors

 .   Factors affecting utility operations such as unusual weather conditions;
    catastrophic weather-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

 .   Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants; or the siting approval process for new generation and transmission facilities.

 .   The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

 .   Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

 .   Restrictions imposed by various financing arrangements and regulatory requirements on the ability of its subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

 .   Changes in social attitudes regarding the utility and power industries.

 .   Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

 .   The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings & Lewis, Inc./City of West Allis lawsuit against Wisconsin Electric.

 .   Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

 .   Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulations.

 .   Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

 .   Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

 .   Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

 .   Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the state of Wisconsin's amended public utility holding company law.

 .   Factors affecting foreign non-utility operations and investments, including:
    foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.

 .   Factors which impede execution of Wisconsin Energy's "Power the Future"
    strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the strategy.

 .   Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.


Business Combination Factors

 .   Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR.

 .   Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin ("PSCW") as a condition of approval of the merger.

Wisconsin Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     *****

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see Item 1, Financial Statements - "Notes to Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning interest rate risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations," in Part I of this report. For information concerning other market risk exposures, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks," in
Part II of Wisconsin Energy's 2000 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in
Part I of Wisconsin Energy's 2000 Annual Report on Form 10-K.


                      UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric
operates under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. On
December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected fuel cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 fuel costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order on May 3, 2001, effective immediately, authorizing a total increase in rates of $58.7 million for 2001 fuel costs, subject to refund. Assuming normal weather for the remainder of the year, the Company estimates that it will under recover a total of $15 million of fuel costs ($0.07 per diluted share) as a result of increased fuel and purchased power costs during 2001.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2001 Annual Meeting of Stockholders held on May 2, 2001, shareholders voted on the following items with the following results:

Item 1 - Election of Directors for Terms Expiring in 2004:   The Board of
Directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.

      Name of Nominee                      For                             Withheld
--------------------------       --------------------------        -------------------------
Robert A. Cornog                 95,976,241         (94.2%)        5,925,452          (5.8%)
Richard R. Grigg                 97,698,162         (95.9%)        4,203,531          (4.1%)
Frederick P. Stratton, Jr.       95,249,406         (93.5%)        6,652,287          (6.5%)

Item 2 - Amendments to 1993 Omnibus Stock Incentive Plan:   Proposed amendments
to the 1993 Omnibus Stock Incentive Plan were approved as follows. Approval of these amendments required an affirmative vote of a majority of the votes cast on the proposal provided that total votes cast represented more than 50% of shares entitled to vote.

                                                                                 Broker
            For                          Against                Abstain        Non-Votes
----------------------------  -----------------------------  --------------  --------------
65,386,172         (77.1%)      19,450,657        (22.9%)       1,894,425      15,170,439


Item 3 - Declassification of Board of Directors:   A shareholder proposal
requesting that the Board of Directors take the necessary steps to declassify the Board and establish annual elections of all Directors was approved as follows. Approval of this proposal required an affirmative vote of a majority of the votes cast on the proposal.

                                                                                 Broker
            For                          Against                Abstain        Non-Votes
----------------------------  -----------------------------  --------------  --------------
46,618,453         (55.5%)      37,343,553        (44.5%)       2,769,247      15,170,439

If the Board of Directors decides to take the necessary steps to declassify the Board, a subsequent affirmative vote of at least 80% of Wisconsin Energy's outstanding shares would be required to enact the change per Wisconsin Energy's Bylaws.

Of 118,182,934 voting shares outstanding as of the March 6, 2001 record date for the annual meeting, 101,901,692 shares (86.2% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of Directors whose terms as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated March 20, 2001 with respect to the 2001 Annual Meeting of Stockholders.



ITEM 5. OTHER INFORMATION

         2002 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2002 Annual Meeting of Stockholders will be held on May 2, 2002.

 . Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2002 Annual Meeting is November 20, 2001.

 . The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 21, 2002. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 22, 2002 (100 days before the May 2, 2002 scheduled date of the Annual Meeting) and no later than February 21, 2002 (70 days before such scheduled date).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed in this Form 10-Q report:

Exhibit No.
-----------

   4.1 Securities Resolution No. 2 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of March 23, 2001.

  10.1 Benefit exchange documents with Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001.
                (a)  Exchange Agreement
                (b)  Letter Agreement
                (c)  Split Dollar Agreement
                (d)  Collateral Assignment

  10.2 Benefit exchange documents with George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001.
                (a)  Exchange Agreement
                (b)  Letter Agreement
                (c)  Split Dollar Agreement
                (d)  Collateral Assignment

  10.3 2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards.

  10.4 1993 Omnibus Stock Incentive Plan as amended and restated, that was approved by the shareholders at the annual meeting. (Incorporated by reference to Appendix A to the Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders).


(b)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated as of March 2, 2001 was filed by Wisconsin Energy on March 2, 2001 to report its 2000 Annual Financial Statements and Review of Operations.

     A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Energy on March 15, 2001 to report a change in accountants.

     No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended March 31, 2001.

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


                                          WISCONSIN ENERGY CORPORATION
                                          ----------------------------
                                                  (Registrant)

                                       /s/PAUL DONOVAN
                                      ---------------------------------------
Date:  May 14, 2001                    Paul Donovan, Senior Vice President,
                                       Chief Financial Officer and duly
                                       authorized officer