Form 10-Q
period 2001-06-30
WISCONSIN ENERGY CORP
filed 2001-08-14
CIK 783325

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2001



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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (July 31, 2001):


Common Stock, $.01 Par Value     116,755,169 shares outstanding.



                            WISCONSIN ENERGY CORPORATION
                          --------------------------------

                FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2001



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

1.   Financial Statements

       Consolidated Condensed Income Statements.................................

       Consolidated Condensed Balance Sheets....................................

       Consolidated Condensed Statements of Cash Flows..........................

       Notes to Consolidated Condensed Financial Statements.....................

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations............................

3.   Quantitative and Qualitative Disclosures About Market Risk.................


                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................

6.   Exhibits and Reports on Form 8-K...........................................

     Signatures.................................................................


                          INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc.
("WICOR Industries").

UTILITY ENERGY SEGMENT:   The utility energy segment consists of:
Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves electric customers in the Upper Peninsula of Michigan.

NON-UTILITY ENERGY SEGMENT:   As of January 1, 2001, the non-
utility energy segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engaged in natural gas purchasing and marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provides meter reading and technology services for gas, electric and water utilities. In December 2000, Wisconsin Energy entered into an agreement to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut, which would significantly reduce the size of current non-utility energy segment operations. The pending sale of these two plants is subject to various regulatory approvals and other closing conditions. During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unaffiliated third party.

MANUFACTURING SEGMENT:   The manufacturing segment consists of
WICOR Industries, an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries.

OTHER:   Other non-utility operating subsidiaries of Wisconsin
Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate. In May 2000, Wisconsin Energy announced that it would sell approximately 80% of its portfolio of Wispark's assets, which is expected to significantly reduce the size of existing non-utility real estate operations.

Wisconsin Gas, WICOR Energy, FieldTech and WICOR Industries were acquired by Wisconsin Energy as a result of the Company's acquisition of WICOR, Inc. ("WICOR") on April 26, 2000. WICOR remains a subsidiary of Wisconsin Energy, functioning as an intermediary holding company of the historical WICOR companies.

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



                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   WISCONSIN ENERGY CORPORATION
                             CONSOLIDATED CONDENSED INCOME STATEMENTS
                                           (Unaudited)

                                        Three Months Ended June 30      Six Months Ended June 30
                                        --------------------------     --------------------------
                                             2001          2000            2001           2000
                                         -----------    ----------     -----------     ----------
                                             (Millions of Dollars, Except Per Share Amounts)
Operating Revenues                          $859.2         $755.0        $2,214.2       $1,383.0

Operating Expenses
  Fuel and purchased power                   163.3          163.0           343.8          323.3
  Cost of gas sold                           114.5           85.8           630.0          154.9
  Cost of goods sold                         115.0           77.3           221.8           77.3
  Other operation and maintenance            257.2          223.5           515.3          410.1
  Depreciation, decommissioning
    and amortization                          86.8           83.3           174.3          155.4
  Property and revenue taxes                  18.7           20.0            41.5           40.7
                                            ------         ------        --------       --------
      Total Operating Expenses               755.5          652.9         1,926.7        1,161.7
                                            ------         ------        --------       --------
Operating Income                             103.7          102.1           287.5          221.3

Other Income (Deductions), Net                37.1            9.9            49.7           16.7

Financing Costs                               64.1           60.9           129.5          104.1
                                            ------         ------        --------       --------
Income Before Income Taxes                    76.7           51.1           207.7          133.9

Income Taxes                                  30.6           21.0            84.3           53.2
                                            ------         ------        --------       --------
Income Before Cumulative Effect of
  Change in Accounting Principle              46.1           30.1           123.4           80.7

Cumulative Effect of Change in
  Accounting Principle, Net of Tax             -              -              10.5            -
                                            ------         ------        --------       --------
Net Income                                   $46.1          $30.1          $133.9          $80.7
                                            ======         ======        ========       ========

Earnings Per Average Common Share-Basic
  Before cumulative effect of
    change in accounting principle           $0.39          $0.25           $1.05          $0.67
  Cumulative effect of change
    in accounting principle                    -              -              0.09            -
                                            ------         ------        --------       --------
  Net earnings per share                     $0.39          $0.25           $1.14          $0.67
                                            ======         ======        ========       ========

Average shares outstanding (millions)        117.6          120.8           117.8          120.1

Earnings Per Average Common Share-Diluted
  Before cumulative effect of
    change in accounting principle           $0.39          $0.25           $1.04          $0.67
  Cumulative effect of change
    in accounting principle                    -              -              0.09            -
                                            ------         ------        --------       --------
  Net earnings per share                     $0.39          $0.25           $1.13          $0.67
                                            ======         ======        ========       ========

Average shares outstanding (millions)        118.5          121.7           118.6          120.6

Dividends Per Share of Common Stock          $0.20          $0.39           $0.40          $0.78

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (Unaudited)

                                                     June 30, 2001      December 31, 2000
                                                     -------------      -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Utility energy                                       $6,965.7            $7,327.7
  Non-utility energy                                       21.1                21.7
  Manufacturing                                           121.0               119.5
  Other                                                   126.1               135.3
  Accumulated depreciation                             (3,796.9)           (3,912.9)
                                                       --------            --------
                                                        3,437.0             3,691.3
  Construction work in progress                           318.5               246.3
  Leased facilities, net                                  118.8               121.7
  Nuclear fuel, net                                        80.8                93.1
                                                       --------            --------
     Net Property, Plant and Equipment                  3,955.1             4,152.4

Investments                                               920.8               779.3

Current Assets
  Cash and cash equivalents                                70.0                40.5
  Accounts receivable                                     498.5               532.6
  Accrued revenues                                         95.6               269.8
  Materials, supplies and inventories                     338.0               381.7
  Assets held for sale                                    443.7               464.0
  Prepayments and other assets                            168.2               175.0
                                                       --------            --------
     Total Current Assets                               1,614.0             1,863.6

Deferred Charges and Other Assets
  Goodwill, net                                           815.9               826.9
  Other                                                   833.4               783.9
                                                       --------            --------
     Total Deferred Charges and Other Assets            1,649.3             1,610.8
                                                       --------            --------
Total Assets                                           $8,139.2            $8,406.1
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common equity                                        $2,058.0            $2,016.8
  Preferred stock                                          30.4                30.4
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company               200.0               200.0
  Long-term debt                                        3,388.1             2,732.7
                                                       --------            --------
     Total Capitalization                               5,676.5             4,979.9

Current Liabilities
  Long-term debt due currently                             68.4                55.4
  Short-term debt                                         627.2             1,386.1
  Accounts payable                                        271.9               427.0
  Accrued liabilities                                     136.3               149.0
  Other                                                   136.2               191.2
                                                       --------            --------
     Total Current Liabilities                          1,240.0             2,208.7

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       577.4               587.1
  Other                                                   645.3               630.4
                                                       --------            --------
     Total Deferred Credits and Other Liabilities       1,222.7             1,217.5
                                                       --------            --------
Total Capitalization and Liabilities                   $8,139.2            $8,406.1
                                                       ========            ========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                          Six Months Ended June 30
                                                       -------------------------------
                                                          2001                2000
                                                       -----------         -----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                             $133.9               $80.7
  Reconciliation to cash
    Depreciation, decommissioning
      and amortization                                    194.5               166.4
    Nuclear fuel expense amortization                      15.3                14.7
    Deferred income taxes, net                             (4.4)               (6.0)
    Investment tax credit, net                             (2.5)               (2.2)
    Allowance for other funds
     used during construction                              (0.7)               (1.9)
    Gains on asset sales                                  (27.5)               (5.5)
    Change in - Accounts receivable and
                  accrued revenues                        210.4               (24.3)
                Inventories                                43.3                (7.7)
                Other current assets                        -                  59.5
                Accounts payable                         (155.6)               42.0
                Other current liabilities                 (74.9)               (7.0)
    Other                                                 (66.2)               (8.2)
                                                       --------            --------
Cash Provided by Operating Activities                     265.6               300.5

Investing Activities
  Capital expenditures                                   (256.1)             (303.0)
  Acquisitions, net of cash acquired                        -              (1,201.2)
  Cash distributions received from ATC                    120.0                 -
  Proceeds from asset sales, net                          108.1                25.8
  Allowance for borrowed funds
   used during construction                                (5.0)               (6.4)
  Nuclear fuel                                             (3.3)              (21.7)
  Nuclear decommissioning funding                          (8.8)               (8.8)
  Other                                                   (13.4)                6.0
                                                       --------            --------
Cash Used in Investing Activities                         (58.5)           (1,509.3)

Financing Activities
  Issuance of common stock                                 27.3                50.4
  Repurchase of common stock                              (63.7)                -
  Issuance of long-term debt                            1,014.8                25.8
  Retirement of long-term debt                           (350.0)              (24.2)
  Change in short-term debt                              (758.9)            1,204.2
  Dividends paid on common stock                          (47.1)              (93.5)
                                                       --------            --------
Cash Provided by (Used in) Financing Activities          (177.6)            1,162.7
                                                       --------            --------
Change in Cash and Cash Equivalents                        29.5               (46.1)

Cash and Cash Equivalents at
  Beginning of Period                                      40.5                73.5
                                                       --------            --------
Cash and Cash Equivalents at
  End of Period                                           $70.0               $27.4
                                                       ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                   $119.3              $111.8
  Income taxes                                            131.4                35.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.


                  WISCONSIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

GENERAL INFORMATION

 1.The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended
   June 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.


 2.Due in part to the acquisition of WICOR in April 2000 (see
   Note 4), Wisconsin Energy has modified certain income statement and balance sheet presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.


NEW ACCOUNTING PRONOUNCEMENTS

 3.BUSINESS COMBINATIONS AND GOODWILL:   In June 2001, the
   Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and FAS 142, Goodwill and Other Intangible Assets. Both accounting pronouncements will be effective beginning January 1, 2002, although both standards require that business combinations which occur after June 30, 2001 be accounted for using the new accounting standards. Under FAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interest method. Under FAS 142, goodwill is no longer subject to amortization. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment and resulting write-downs, if any, will be reflected as a change in accounting principle during transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

   Wisconsin Energy is in the process of evaluating the impact of the new standards. Currently, the Company amortizes goodwill expense. For the year 2002, the Company expects that FAS 142 will increase net income by approximately $0.18 per share due to the elimination of goodwill amortization. Wisconsin Energy has not yet evaluated the application of the new impairment rules to the recorded goodwill balance and therefore has not yet determined the effect of the implementation of that portion of FAS 142.

   ASSET RETIREMENT OBLIGATIONS:   In June 2001, the Financial
   Accounting Standards Board authorized issuance of FAS 143, Accounting for Asset Retirement Obligations. FAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
   The Company expects to adopt FAS 143 effective
   January 1, 2003.

   The scope of FAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. The Company has not yet performed a detailed assessment of the specific applicability and implications of FAS 143. Currently, nuclear decommissioning liabilities are accrued as depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. FAS 143 will require the Company to record the full decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between FAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and would most likely be recoverable in rates.


MERGERS AND ACQUISITIONS

 4.On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc., a diversified utility holding company. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion
   No. 16, Accounting for Business Combinations, and accordingly, WICOR's operating results have been included in the Company's consolidated results of operations from the date of acquisition.

   The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented. The pro forma amounts give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, of amortization of intangibles as well as of purchase accounting adjustments to certain assets and liabilities, and the effect of income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                            Six Months Ended June 30
                                       ----------------------------------
                                          2001                  2000
Wisconsin Energy Corporation             Actual             Pro Forma (a)
----------------------------           ----------           -------------
                                 (Millions of Dollars, Except Per Share Amounts)
Total Operating Revenues               $2,214.2               $1,818.2
Net Income                               $133.9                  $88.2

Earnings Per Share
  Basic                                   $1.14                  $0.73
  Diluted                                  1.13                   0.73

   (a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and includes estimated merger-related costs.


   In July 2001, Sta-Rite completed the acquisitions of Vico Products Manufacturing Co., Inc. and Ultra Jet Canada, leading manufacturers of spa and jetted tub pumps and fittings with total annual sales of approximately
   $41 million. The aggregate purchase price for this transaction was approximately $34 million and was financed using corporate working capital and short-term borrowings. The acquisition was accounted for as a purchase, and the acquired companies' results of operations will be included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired company is expected to be approximately $26 million, which will be recorded as goodwill. Due to the size of the transaction, Wisconsin Energy has not presented pro forma financial information.


 ASSET SALES AND DIVESTITURES

 5.As previously reported, the Company's management announced a strategy in 2000, which, among other things, identified the divestiture of non-core investments. Wisconsin Energy held the following assets for sale as of June 30, 2001 and December 31, 2000:


Assets Held For Sale                 June 30, 2001     December 31, 2000
--------------------                 -------------     -----------------
                                            (Millions of Dollars)
Non-Utility Energy                      $337.5              $331.8
Other - Real Estate                      106.2               132.2
                                        ------              ------
  Total                                 $443.7              $464.0
                                        ======              ======


   In December 2000, the Company announced the planned sale of Wisvest's two non-utility power plants in the state of Connecticut. The Company is working towards closing on the sale of these two fossil-fueled generating stations by the end of the fourth quarter of 2001 subject to various regulatory approvals and other closing conditions. In late July 2001, sale of these plants was delayed when the Federal Energy Regulatory Commission ("FERC") directed its staff to convene a technical conference on the impact of these sales on competition. The FERC asked its staff to report back within 90 days. The matter is pending.

   During the first half of 2001, Wispark sold approximately
   $26.0 million of real estate assets as part of a previously announced plan.

   As previously reported, the Company sold FieldTech and Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, in separate transactions during the second quarter of 2001. Wisconsin Energy realized after-tax gains of approximately $16.5 million or $0.14 per share as a result of the sales of FieldTech and Blythe.

   Effective January 1, 2001, Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $254.9 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. During the first half of 2001, ATC issued debt and distributed $120.0 million of cash back to Wisconsin Electric and Edison Sault as a partial return of the original equity contribution.

   The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral.
   However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were recorded in Other Operation and Maintenance expense, Depreciation expense and Interest expense. Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance expense and recognizes an equity interest in ATC's reported earnings in Other Income (Deductions), Net.


RESERVE FOR NON-RECURRING CHARGES

 6.In connection with the WICOR merger and the divestiture of non-core businesses, Wisconsin Energy recorded certain reserves in the fourth quarter of 2000 for approximately 300 employees who were to receive benefits under severance agreements and enhanced retirement initiatives. As of June 30, 2001, approximately $6.7 million of severance benefits related to 136 employees remained as an outstanding liability on the balance sheet.


COMMON EQUITY

 7.Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to April 2000, Wisconsin Energy had no items of Other Comprehensive Income to report. However, as a result of its acquisition of WICOR on April 26, 2000 and due to the adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities, in January 2001 (see Note 8), Wisconsin Energy had the following total Comprehensive Income during the six months ended June 30, 2001 and 2000:

                                                  Six Months Ended June 30
                                                  ------------------------
    Comprehensive Income                            2001           2000
----------------------------                      --------       --------
                                                    (Millions of Dollars)
Net Income                                         $133.9         $80.7
Other Comprehensive Income (Loss)
  Currency Translation Adjustments                   (2.2)          0.6
  Minimum Pension Liability                          (0.7)          -
  Unrealized Gains (Losses) During the Period
   on Derivatives Qualified as Hedges
     Unrealized losses due to cumulative
      effect of change in accounting principle       (2.1)          -
     Other unrealized gains (losses)                 (1.8)          -
     Less: Reclassification for gains
            (losses) included in net income           1.3           -
                                                   ------         -----
  Net Unrealized Gains (Losses)                      (5.2)          -
                                                   ------         -----
Total Other Comprehensive Income (Loss)              (8.1)          0.6
                                                   ------         -----
Total Comprehensive Income                         $125.8         $81.3
                                                   ======         =====


   In 2000, the Board of Directors approved a common stock repurchase plan which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market. During the first six months of 2001, Wisconsin
   Energy purchased 2.9 million shares of common stock for $63.7 million resulting in total purchases through June 30, 2001 under the plan of 7.9 million shares for $164.5 million. The Company is currently retiring the stock that is purchased.

   During the first half of 2001, Wisconsin Energy issued approximately 1.4 million new shares of common stock totaling
   $27.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.


DERIVATIVE INSTRUMENTS

 8.In June 1998, the Financial Accounting Standards Board issued
   FAS 133, which was amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   As of the date of initial adoption, FAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of FAS 133 by Wisconsin Energy on January 1, 2001 resulted in an increase in net income of $10.5 million reported as a cumulative effect of change in accounting principle. This transition adjustment is related to fuel oil forward and swap contracts utilized by Wisvest-Connecticut LLC, a wholly-owned subsidiary of Wisvest, to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under FAS 133 and do not qualify for hedge accounting treatment. It is expected that this gain will unwind during 2001 through normal operations and through the expected sale of Wisvest-Connecticut's two power plants in the state of Connecticut (see Note 5).

   Wisconsin Energy has a limited number of other financial and physical commodity contracts that are defined as derivatives under FAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply of and demand for electricity and gas futures and basis swap contracts utilized by Wisconsin Gas to manage the cost of gas. With the adoption of FAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of FAS 133. The impact of this transition as of January 1, 2001 was a $2.1 million reduction in Accumulated Other Comprehensive Income.

   During the first six months of 2001, $1.3 million of net gains included in the cumulative effect of a change in accounting principle component of Accumulated Other Comprehensive Income were reclassified into earnings resulting in a remaining balance of ($3.4 million) as of June 30, 2001. Wisconsin Energy estimates that this remaining balance will be reclassified into earnings between July 1, 2001 and December 31, 2001.

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

   For the six month period ended June 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Energy did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. A loss of $0.4 million was reclassified into earnings as a result of the discontinuance of hedges. As of June 30, 2001, the maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions is nine months, and Wisconsin Energy estimates that gains of $3.5 million will be reclassified from Accumulated Other Comprehensive Income into earnings within the twelve months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.

   Near the end of the first quarter of 2001, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter to mitigate interest rate risk associated with the issuance of $1 billion of intermediate-term unsecured senior notes in March 2001. As these agreements qualified for cash flow hedge accounting treatment under FAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. Through June 30, 2001, $0.2 million was reclassified to interest expense. Wisconsin Energy estimates that during the next twelve months, $0.7 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

   Previously, the Company had concluded that its electric capacity purchase contracts qualified for and were designated as normal under the normal purchase and sale exception of FAS 133. The Financial Accounting Standards Board has determined that, subject to certain criteria, electric capacity option contracts qualify for the normal purchase and sale exception, confirming the Company's prior conclusion.


SEGMENT INFORMATION

 9.Summarized financial information concerning Wisconsin
   Energy's reportable operating segments for the three and six month periods ended June 31, 2001 and 2000 is shown in the following table. Current year information is not comparable with the prior year due to the addition of the operating results of the WICOR subsidiaries at the end of April 2000 and to the allocation of merger-related costs (principally goodwill amortization and interest expense) to the operating segments.

                                   Reportable Operating Segments
                              ----------------------------------------
                                       Energy                            Other (a),
                              -------------------------                 Corporate &
    Wisconsin                                                           Reconciling       Total
Energy Corporation              Utility     Non-Utility  Manufacturing  Eliminations  Consolidated
------------------             ----------   -----------  -------------  ------------  ------------
                                                     (Millions of Dollars)
     Three Months Ended
     ------------------
June 30, 2001
  Operating Revenues (b)         $624.0       $67.4          $156.6         $11.2        $859.2
  Operating Income (Loss)          80.8         9.3            15.9          (2.3)        103.7
  Income (Loss) Before
    Merger-Related Costs (c)       35.6        20.0            10.4          (5.8)         60.2
  Net Income (Loss)                29.8        20.0             5.7          (9.4)         46.1
  Capital Expenditures             97.9        18.6             6.0           8.7         131.2

June 30, 2000
  Operating Revenues (b)         $552.7       $81.3          $109.8         $11.2        $755.0
  Operating Income                 88.6         0.2            12.4           0.9         102.1
  Income (Loss) Before
    Merger-Related Costs (c)       37.8         0.3             7.8          (3.7)         42.2
  Net Income (Loss)                34.2         0.3             5.0          (9.4)         30.1
  Capital Expenditures             96.4        52.1             2.5          17.0         168.0


      Six Months Ended
      ----------------
June 30, 2001
  Operating Revenues (b)       $1,669.8      $220.7          $299.8         $23.9      $2,214.2
  Operating Income (Loss)         248.1        18.2            26.7          (5.5)        287.5
  Income (Loss) Before
    Merger-Related Costs (c)      123.9        33.5            17.5         (12.6)        162.3
  Net Income (Loss)               112.2        33.5             8.2         (20.0)        133.9
  Capital Expenditures            169.2        41.8            12.1          33.0         256.1
  Total Assets                  6,264.8       605.1           848.8         420.5       8,139.2

June 30, 2000
  Operating Revenues (b)       $1,102.4      $150.5          $109.8         $20.3      $1,383.0
  Operating Income (Loss)         211.5        (1.7)           12.4          (0.9)        221.3
  Income (Loss) Before
    Merger-Related Costs (c)       97.1        (4.0)            7.8          (8.1)         92.8
  Net Income (Loss)                93.5        (4.0)            5.0         (13.8)         80.7
  Capital Expenditures            186.9        69.8             2.5          43.8         303.0
  Total Assets                  6,144.5       739.6           799.7         541.1       8,224.9

(a) Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)  Intersegment revenues are not material.

(c) Merger-related costs represent WICOR acquisition purchase accounting entries including primarily goodwill and interest expense.



ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

On  April  26,  2000,  Wisconsin  Energy  acquired  WICOR.   This
business combination was accounted for as a purchase, and, therefore, is reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition.

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


    RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the second quarter of 2001 with similar information during the second quarter of 2000. The following table also includes pro forma earnings per share by segment during the second quarter of 2000 as if WICOR had been a part of Wisconsin Energy since January 1, 2000.

                                                Three Months Ended June 30
                                           ------------------------------------
                                                                 2000
                                            2001       ------------------------
     Diluted Earnings Per Share            Actual      Pro Forma (a)     Actual
------------------------------------       ------      -------------     ------
Utility Energy Segment                     $0.30           $0.32         $0.31
Non-Utility Energy Segment                  0.03             -            -
Manufacturing Segment                       0.09            0.08          0.07
Other and Merger-Related Costs (b)         (0.17)          (0.17)        (0.13)
                                           -----           -----         -----
  Earnings Before Non-Recurring Items       0.25            0.23          0.25
Non-Recurring Items (c)                     0.14             -            -
                                           -----           -----         -----
  Net Earnings                             $0.39           $0.23         $0.25
                                           =====           =====         =====

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and, for comparability, includes estimated recurring merger-related costs prior to the merger.

(b) Includes the holding company, other non-utility companies and merger-related costs.

(c) Reflects gains on asset sales during the second quarter of 2001 of $0.14 per share, all of which is attributable to the non-utility energy segment.


Consolidated earnings during the second quarter of 2001 increased to $0.39 per share from $0.25 per share during the second quarter of 2000, primarily reflecting gains on non-recurring asset sales in the amount of $0.14 per share during 2001. Additional information concerning the non-recurring asset sales may be found in Note 5 in Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report.

Excluding the non-recurring gains and assuming that the WICOR acquisition occurred on January 1, 2000, pro forma earnings increased by 8.7% to $0.25 per share during the second quarter of 2001 from $0.23 per share during the second quarter of 2000. Between the comparative periods, utility energy segment earnings decreased by $0.02 per share before merger-related costs primarily due to the costs of a scheduled refueling outage at Point Beach during the second quarter of 2001 and to a decline in pro forma gas utility gross margins. During 2001, non-utility energy segment earnings increased by $0.03 per share before merger-related costs due to improved financial performance by Wisvest, and manufacturing segment earnings were relatively unchanged primarily due to a softening domestic and world economy. For purposes of this discussion, merger-related costs represent WICOR acquisition purchase accounting entries including goodwill and interest expense. A more detailed analysis of earnings contributions by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Actual utility energy segment net income decreased by $4.4 million or 12.9% between the second quarter of 2001 and the second quarter of 2000, primarily reflecting the scheduled refueling at Point Beach Nuclear Plant during the second quarter of 2001. The outage was completed on time and all scheduled work was done. During 2000, Wisconsin Electric did not perform a refueling at Point Beach until the fourth quarter. Electric utility gross margins (electric utility operating revenues less fuel and purchased power expenses) were up due to a series of rate increases while gas utility gross margins (gas utility operating revenues less cost of gas sold) grew primarily as a result of Wisconsin Gas operations, acquired as part of the acquisition of WICOR on April 26, 2001. The following table reconciles the change in the actual contribution to net income by Wisconsin Energy's utility energy segment between the comparative periods.

                                                     Three Months Ended June 30
                                   ----------------------------------------------------------------
                                                         Increase (Decrease)
                                               ----------------------------------------
                                                Wisconsin
   Utility Energy Segment            2000        Gas (a)       Other (b)        Total         2001
----------------------------       --------    -----------    -----------     ---------     --------
                                                           (Millions of Dollars)
Operating Revenues
 Electric                           $435.4       $ -            $14.4           $14.4        $449.8
 Gas                                 111.9        52.1            6.4            58.5         170.4
 Other                                 5.4         -             (1.6)           (1.6)          3.8
                                    ------       -----          -----           -----        ------
Total Operating Revenues             552.7        52.1           19.2            71.3         624.0
Fuel and Purchased Power             119.8         -              6.4             6.4         126.2
Cost of Gas Sold                      68.7        38.5            7.8            46.3         115.0
                                    ------       -----          -----           -----        ------
  Gross Margin                       364.2        13.6            5.0            18.6         382.8
Other Operating Expenses
 Other Operation and Maintenance     181.6         3.1           22.2            25.3         206.9
 Depreciation, Decommissioning
  and Amortization                    75.9         5.1           (2.4)            2.7          78.6
 Property and Revenue Taxes           18.1         0.7           (2.3)           (1.6)         16.5
                                    ------       -----          -----           -----        ------
  Operating Income                    88.6         4.7          (12.5)           (7.8)         80.8
Other Income, Net                      1.8         0.2            2.7             2.9           4.7
Financing Costs                       33.8         4.2           (1.2)            3.0          36.8
                                    ------       -----          -----           -----        ------
  Income Before Income Taxes          56.6         0.7           (8.6)           (7.9)         48.7
Income Taxes                          22.4         0.3           (3.8)           (3.5)         18.9
                                    ------       -----          -----           -----        ------
Net Income                           $34.2        $0.4          ($4.8)          ($4.4)        $29.8
                                    ======       =====          =====           =====        ======

(a) Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.


Pro Forma Utility Energy Segment Operating Income

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of utility segment operating income and maintain comparability, the following pro forma discussion includes
Wisconsin Gas as if it had been a part of Wisconsin Energy during all periods but excludes merger-related costs.

On a pro forma basis, utility energy segment operating income decreased by $11.6 million or 12.2% during the second quarter of 2001 primarily due to higher fuel and purchased power costs, lower gas utility gross margins and higher other operation and maintenance expenses offset in part by higher electric utility operating revenues. The following table compares the pro forma operating income of Wisconsin Energy's utility energy segment during the three months ended June 30, 2001 with similar information for the three months ended June 30, 2000.

                                            Three Months Ended June 30
        Pro Forma (a)               -----------------------------------------
   Utility Energy Segment             2001           2000          % Change
----------------------------          ----           ----          --------
                                     (Millions of Dollars)
Operating Revenues
  Electric                          $449.8         $435.4             3.3%
  Gas                                170.4          151.9            12.2%
  Other                                3.8            5.5           (30.9%)
                                    ------         ------
Total Operating Revenues             624.0          592.8             5.3%
Fuel and Purchased Power             126.2          119.8             5.3%
Cost of Gas Sold                     115.0           93.0            23.7%
                                    ------         ------
    Gross Margin                     382.8          380.0             0.7%
Other Operating Expenses
  Other Operation and Maintenance    206.9          187.8            10.2%
  Depreciation, Decommissioning
   and Amortization                   75.8           77.1            (1.7%)
  Property and Revenue Taxes          16.5           19.9           (17.1%)
                                    ------         ------
Operating Income                     $83.6          $95.2           (12.2%)
                                    ======         ======

(a)  Includes Wisconsin Gas as if it had been part of Wisconsin
     Energy since January 1, 2000 but excludes merger-related expenses.


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's actual total electric utility operating revenues and its gross margin during the second quarter of 2001 with similar information for the second quarter of 2000.

                                        Three Months Ended June 30
                                -----------------------------------------
 Electric Utility Operations      2001           2000          % Change
-----------------------------     ----           ----          --------
                                 (Millions of Dollars)
Electric Operating Revenues     $449.8         $435.4            3.3%
Fuel and Purchased Power
  Fuel                            73.6           74.3           (0.9%)
  Purchased Power                 51.4           44.4           15.8%
                                ------         ------
Total Fuel and Purchased Power   125.0          118.7            5.3%
                                ------         ------
Gross Margin                    $324.8         $316.7            2.6%
                                ======         ======


During the second quarter of 2001, total electric utility operating revenues increased by $14.4 million or 3.3% when compared with the second quarter of 2000. Wisconsin Energy attributes all of this growth to electric retail rate increases in Wisconsin that became effective in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order. For additional information, see Item 1, Legal Proceedings - "Utility Rates and Regulatory Matters," in
Part II of this report. A 5.0% decrease in electric megawatt-hour sales during the second quarter of 2001 offset much of the revenue growth caused by the rate increases.

Between the comparative periods, total fuel and purchased power expenses increased by $6.3 million or 5.3% primarily due to the scheduled Point Beach outage. As noted above, Point Beach Nuclear Plant underwent a successful refueling outage in the second quarter of 2001. However, the outage required Wisconsin Electric to acquire more expensive purchased power. No additional planned outages are scheduled at Point Beach during the remainder of 2001. In addition, Pleasant Prairie Power Plant, the Company's largest coal-fired plant, experienced an unplanned outage during 2001. As a result of these outages, and, to a lesser extent, due to higher natural gas commodity prices and higher fixed demand charges associated with long-term power purchase contracts in effect during 2001, purchased power expenses increased by $7.0 million or 15.8% during the second quarter of 2001. The higher fuel and purchased power expenses absorbed most of the impact of the electric rate increases noted above such that total gross margin on electric utility operating revenues increased by $8.1 million or 2.6% during the second quarter of 2001.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the second quarter of 2001 with similar information for the second quarter of 2000.

                                         Operating Revenues                 Megawatt-Hour Sales
                                     Three Months Ended June 30          Three Months Ended June 30
                                  --------------------------------    --------------------------------
 Electric Utility Operations      2001        2000       % Change     2001        2000       % Change
-----------------------------     ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                    (Thousands)
Customer Class
 Residential                     $152.4      $139.8        9.0%      1,781.3     1,749.6       1.8%
 Small Commercial/Industrial      145.5       135.9        7.1%      2,068.0     2,075.4      (0.4%)
 Large Commercial/Industrial      119.5       120.7       (1.0%)     2,722.6     3,010.2      (9.6%)
 Other-Retail/Municipal            17.3        15.1       14.6%        447.3       419.2       6.7%
 Resale-Utilities                  11.6        16.2      (28.4%)       350.8       503.1     (30.3%)
 Other-Operating Revenues           3.5         7.7      (54.5%)         -           -         -
                                 ------      ------                  -------     -------
Total                            $449.8      $435.4        3.3%      7,370.0     7,757.5      (5.0%)
                                 ======      ======                  =======     =======
Weather - Degree Days (a)
 Heating (959 Normal)                                                  847         952       (11.0%)
 Cooling (170 Normal)                                                  168         160         5.0%

(a)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


As noted above, total electric megawatt-hour sales fell by 5.0% during the second quarter of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 260.0 thousand megawatt-hours or 38.5% between the comparative periods. Excluding these two mines, Wisconsin Energy's total electric energy sales volumes fell by 1.8% and sales volumes to the remaining large commercial/industrial customers fell by 1.2% between the comparative periods.


Pro Forma Gas Utility Revenues,
Gross Margins and Therm Deliveries

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of gas utility operations, the following discussion includes Wisconsin Gas as if it had been a part of Wisconsin
Energy since January 1, 2000.

A comparison of Wisconsin Energy's gas utility operating revenues, gross margins and gas deliveries on a pro forma basis follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $18.5 million or 12.2% between the second quarter of 2001 and the second quarter of 2000 offset by a $22.0 million increase in purchased gas costs.

                                    Three Months Ended June 30
        Pro Forma             ---------------------------------------
  Gas Utility Operations        2001         2000 (a)       % Change
--------------------------    --------       --------       --------
                                (Millions of Dollars)
Gas Operating Revenues         $170.4         $151.9         12.2%
Cost of Gas Sold                115.0           93.0         23.7%
                               ------         ------
Gross Margin                    $55.4          $58.9         (5.9%)
                               ======         ======

(a) Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.


Higher prices for natural gas drove much of the 12.2% increase in operating revenues and the 23.7% increase in the cost of gas sold during the second quarter of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. As of August 2001, commodity gas prices have dropped from the historically high prices experienced during the first six months of 2001 and are comparable to the prices in effect in August 2000. It is not clear how volume trends experienced to date during 2001 will change in response to the lower commodity prices for the remainder of the year. Gas margins were down
5.9% reflecting a 14.1% volume reduction in therm deliveries, but were partially offset by an increase in the average number of customers which favorably impacted the fixed component of operating revenues that is not affected by decreased volumes. Retail gas rate increases at Wisconsin Electric that became effective in August 2000 also contributed to the increase in gas utility operating revenues and helped mitigate the decline in gross margin between the comparative periods.

The following table compares Wisconsin Energy's gas utility operating revenues and natural gas therm deliveries by customer class during the second quarter of 2001 with similar pro forma information for the second quarter of 2000.

                                         Operating Revenues                   Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
         Pro Forma                --------------------------------    --------------------------------
   Gas Utility Operations          2001      2000 (a)    % Change      2001      2000 (a)    % Change
----------------------------     --------    --------    --------    --------    --------    --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                       $91.3       $82.5       10.7%       98.8       111.3       (11.2%)
 Commercial/Industrial              47.8        38.6       23.8%       62.9        65.7        (4.3%)
 Interruptible                       3.4         3.6       (5.6%)       5.0         7.1       (29.6%)
                                  ------      ------                  -----       -----
   Total Retail Gas Sales          142.5       124.7       14.3%      166.7       184.1        (9.5%)
 Transported Customer-Owned Gas      7.3         8.7      (16.1%)     158.5       185.2       (14.4%)
 Transported-Interdepartmental       0.3         0.6      (50.0%)       4.4        14.6       (69.9%)
 Other-Operating Revenues           20.3        17.9       13.4%        -           -           -
                                  ------      ------                  -----       -----
Total Operating Revenues          $170.4      $151.9       12.2%      329.6       383.9       (14.1%)
                                  ======      ======                  =====       =====
Weather - Degree Days (b)
 Heating (959 Normal)                                                 847         952         (11.0%)

(a) Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


On a pro forma basis, total therm deliveries of natural gas decreased by 14.1% during the second quarter of 2001. The reduction was largely due to warmer weather in 2001 compared with 2000, which affected volumes in the residential and small commercial customer classes. Large commercial/industrial and transportation volumes declined primarily due to fuel switching resulting from the high commodity cost of natural gas and, to a lesser extent, by the softening economy.


Other Utility Segment Items

PRO FORMA OTHER OPERATION AND MAINTENANCE EXPENSES:   On a pro
forma basis, other operation and maintenance expenses increased by $19.1 million or 10.2% during the second quarter of 2001 when compared with the second quarter of 2000, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach during the second quarter of 2001 noted above. Electric transmission costs were $12.1 million higher during 2001 primarily caused by a change in how these costs are recorded. On January 1, 2001, Wisconsin Electric and Edison Sault transferred all of their electric utility transmission assets to ATC in exchange for equity interests in this new company. The increase in other operation and maintenance expenses associated with electric transmission operations was offset by reduced depreciation expense, reduced interest expense and earnings from Wisconsin Energy's equity investment in ATC. The net effect of these changes resulted in a non-material change to pre-tax income between the comparative periods as a result of transmission-related activities.

OTHER INCOME, NET:   Actual Other Income, Net increased by
$2.7 million during the second quarter of 2001 due to recognition of equity in the earnings of ATC in 2001.


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Actual non-utility energy segment net income increased by $19.7 million during the second quarter of 2001 primarily due to the non-recurring sale of certain assets and, to a lesser extent, due to improved results at Wisvest.

As previously reported, the Company completed the sale during the second quarter of 2001 of its wholly-owned subsidiary, FieldTech, Inc., a meter services company, and the sale of its interest in Blythe Energy, LLC, an independent power production project in the state of California. These sales resulted in non-recurring after-tax gains of approximately $16.5 million or $0.14 per share.

Also as previously reported, the Company announced in December 2000 the sale of Wisvest's two non-utility power plants in the state of Connecticut. In late July 2001, sale of these plants was delayed when the FERC directed its staff to convene a technical conference on the impact of these sales on competition. The matter is pending.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the second quarter of 2000 and the second quarter of 2001. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                   Three Months Ended June 30
                                -----------------------------------------------------------------
                                                        Increase (Decrease)
                                             ----------------------------------------
 Non-Utility Energy Segment       2000         WICOR (a)     Other (b)        Total         2001
----------------------------    --------     -----------    -----------     ---------     --------
                                               (Millions of Dollars, Except Statistics)
Operating Revenues
 Independent Power Production     $34.3        $ -            $21.2           $21.2         $55.5
 Energy Marketing, Trading &
  Services                         33.6        (18.0)          (7.8)          (25.8)          7.8
 Other                             13.4         (0.1)          (9.2)           (9.3)          4.1
                                  -----        -----          -----           -----         -----
Total Operating Revenues           81.3        (18.1)           4.2           (13.9)         67.4
Fuel and Purchased Power           43.2          -             (6.1)           (6.1)         37.1
Cost of Gas Sold                   17.1        (17.6)           -             (17.6)         (0.5)
Cost of Goods Sold                  1.8          0.5            -               0.5           2.3
                                  -----        -----          -----           -----         -----
  Gross Margin                     19.2         (1.0)          10.3             9.3          28.5
Other Operating Expenses           19.0         (0.3)           0.5             0.2          19.2
                                  -----        -----          -----           -----         -----
  Operating Income                  0.2         (0.7)           9.8             9.1           9.3
Other Income, Net                   8.4          5.9           14.8            20.7          29.1
Financing Costs                     8.0          0.2           (2.3)           (2.1)          5.9
                                  -----        -----          -----           -----         -----
  Income Before Income Taxes        0.6          5.0           26.9            31.9          32.5
Income Taxes                        0.3          1.9           10.3            12.2          12.5
                                  -----        -----          -----           -----         -----
Net Income                         $0.3         $3.1          $16.6           $19.7         $20.0
                                  =====        =====          =====           =====         =====

Statistics
 Independent Power Production
   Electric Megawatt-Hour
    Sales (Thousands)             938.6          -            157.7           157.7       1,096.3

 Energy Marketing, Trading &
  Services
   Electric Megawatt-Hour
    Sales (Thousands)             382.2          -           (175.4)         (175.4)        206.8
   Gas Therm Sales (Millions)      34.6        (34.6)           -             (34.6)          -

(a) Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000. During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unrelated third party.

(b)  Other consists primarily of Wisvest.


MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

On an actual basis, the manufacturing segment contributed
$5.7 million to net income during the second quarter of 2001 compared with $5.0 million during the second quarter of 2000. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table reconciles the change in the contribution to earnings by Wisconsin Energy's manufacturing segment between the second quarter of 2000 and the second quarter of 2001.

                                               Three Months Ended June 30
                                        ----------------------------------------
                                                        Increase
      Manufacturing Segment (a)          2000 (b)      (Decrease)        2001
-------------------------------------   ----------     ----------     ----------
                                                  (Millions of Dollars)
Operating Revenues
 Domestic                                  $83.9          $37.2         $121.1
 International                              25.9            9.6           35.5
                                           -----          -----         ------
Total Operating Revenues                   109.8           46.8          156.6
Cost of Goods Sold                          76.1           35.7          111.8
                                           -----          -----         ------
    Gross Margin                            33.7           11.1           44.8
Other Operating Expenses                    21.3            7.6           28.9
                                           -----          -----         ------
    Operating Income                        12.4            3.5           15.9
Other Income, Net                            0.1           (0.1)           -
Financing Costs                              3.6            1.9            5.5
                                           -----          -----         ------
    Income Before Income Taxes               8.9            1.5           10.4
Income Taxes                                 3.9            0.8            4.7
                                           -----          -----         ------
Net Earnings                                $5.0           $0.7           $5.7
                                           =====          =====         ======

(a) For further information concerning manufacturing segment operations during the comparative periods, see "Pro Forma
     Manufacturing Segment Results" below.

 (b) Wisconsin Energy's financial statements reflect the operations of WICOR Industries, Inc. subsequent to the WICOR merger on April 26, 2000.


Pro Forma Manufacturing Segment Results

To eliminate the impact of the acquisition of WICOR on the analysis of the manufacturing segment, the following discussion includes WICOR Industries as if it had been a part of Wisconsin Energy since January 1, 2000 but excludes merger-related costs.

The manufacturing segment would have posted pro forma net income of approximately $10.4 million during the second quarter of 2001 compared with pro forma net income of $9.3 million during the second quarter of 2000.

On a pro forma basis, manufacturing operating revenues were flat but operating income improved 11.7% between the comparative periods primarily due to a softening economy offset by the continuation of cost improvement programs and contributions from new product introductions and recent acquisitions. Second quarter 2001 sales in the consumer sensitive pool/spa, recreational vehicle and marine markets held steady with the prior year. However, sales in the agricultural markets during the second quarter of 2001 continued a trend of performing below the prior year as the lagging agricultural economy was impacted by a delayed planting season as well as the effects on this sector of high energy costs and low commodity prices. Sales in the water systems markets were up in the second quarter of 2001. International sales for the second quarter of 2001 decreased in large part due to the translation of foreign currency results into U.S. dollars resulting from a stronger U.S. dollar in 2001.

The following table provides additional detail about the pro forma operating revenues, gross margin and operating income of the manufacturing segment during the comparative periods.

                                               Three Months Ended June 30
                                   ------------------------------------------------
     Pro Forma (a)
 Manufacturing Segment               2001                2000              % Change
----------------------------       --------            --------            --------
                                                   (Millions of Dollars)
Operating Revenues
 Domestic                           $121.1              $119.4               1.4%
 International                        35.5                37.7              (5.8%)
                                    ------              ------
Total Operating Revenues             156.6               157.1              (0.3%)
Cost of Goods Sold                   110.8               112.9              (1.9%)
                                    ------              ------
    Gross Margin                      45.8                44.2               3.6%
Other Operating Expenses              26.7                27.1              (1.5%)
                                    ------              ------
    Operating Income                 $19.1               $17.1              11.7%
                                    ======              ======

(a) Includes WICOR Industries, Inc. as if it had been part of Wisconsin Energy since January 1, 2000 but excludes merger-related expenses.


As described in further detail in Note 4 in Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report, Sta-Rite completed the acquisitions of Vico Products Manufacturing Co., Inc. and Ultra Jet Canada in July 2001. Subject to the successful integration of these companies into the manufacturing segment, Wisconsin Energy expects this acquisition to be slightly accretive to earnings during the second half of 2001.



     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED EARNINGS

Consolidated earnings increased by $0.46 per share to $1.13 per share during the first six months of 2001, including a $0.17 per share increase from the WICOR companies, which were acquired in April 2000, a non-recurring $0.09 per share cumulative gain in the first quarter of 2001 from a change in accounting principle, and non-recurring gains on asset sales during the second quarter of 2001 in the amount of $0.14 per share.

Excluding the non-recurring items and assuming that the WICOR acquisition had occurred on January 1, 2000, pro forma earnings increased by 23.3% to $0.90 per share during the first half of 2001 from $0.73 per share during the first half of 2000. Between the comparative periods, utility energy segment earnings grew $0.06 per share before merger-related costs primarily due to an increase in electric utility gross margins offset in part by the costs of a scheduled refueling outage at Point Beach during the second quarter of 2001. During 2001, non-utility energy segment earnings increased by $0.08 per share due to improved financial performance by Wisvest, and manufacturing segment earnings grew by $0.02 per share. For purposes of this discussion, merger-related costs represent WICOR acquisition purchase accounting entries including goodwill and interest expense.

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first six months of 2001 with similar information during the first six months of 2000.
The following table also includes pro forma earnings per share by segment during the first six months of 2000 as if WICOR had been a part of Wisconsin Energy since January 1, 2000.

                                              Six Months Ended June 30
                                        ------------------------------------
                                                             2000
                                         2001     --------------------------
     Diluted Earnings Per Share         Actual    Pro Forma (a)       Actual
------------------------------------    ------    -------------       ------
Utility Energy Segment                  $1.04         $0.98           $0.80
Non-Utility Energy Segment               0.05         (0.03)          (0.03)
Manufacturing Segment                    0.15          0.13            0.07
Other and Merger-Related Costs (b)      (0.34)        (0.35)          (0.17)
                                        -----         -----           -----
  Earnings Before Non-Recurring Items    0.90          0.73            0.67
Non-Recurring Items (c)                  0.23          -               -
                                        -----         -----           -----
Net Earnings                            $1.13         $0.73           $0.67
                                        =====         =====           =====

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and, for comparability, includes estimated recurring merger-related costs prior to the merger.

(b) Includes the holding company, other non-utility companies and merger-related costs.

(c) Reflects gains on asset sales of $0.14 per share during the second quarter of 2001 and the initial cumulative effect of adoption on January 1, 2001 of FAS 133 in the amount of $0.09 per share. All non-recurring items are attributable to the non-utility energy segment.

A more detailed analysis of earnings contributions by segment follows.


UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Actual utility energy segment net income increased by $18.7 million or 20.0% between the first six months of 2001 and the first six months of 2000, all of which is attributable to Wisconsin Gas operations, acquired as part of the acquisition of WICOR in April 2000. The following table reconciles the change in the actual contribution to net income by Wisconsin Energy's utility energy segment between the comparative periods.

                                                       Six Months Ended June 30
                                   ----------------------------------------------------------------
                                                         Increase (Decrease)
                                               ----------------------------------------
                                                Wisconsin
   Utility Energy Segment            2000        Gas (a)       Other (b)        Total         2001
----------------------------       --------    -----------    -----------     ---------     --------
                                                           (Millions of Dollars)
Operating Revenues
 Electric                           $859.2       $ -            $46.0           $46.0        $905.2
 Gas                                 230.4       384.4          136.6           521.0         751.4
 Other                                12.8         0.3            0.1             0.4          13.2
                                   -------       -----          -----          ------       -------
Total Operating Revenues           1,102.4       384.7          182.7           567.4       1,669.8
Fuel and Purchased Power             229.5         -             30.5            30.5         260.0
Cost of Gas Sold                     137.8       291.3          128.4           419.7         557.5
                                   -------       -----          -----          ------       -------
  Gross Margin                       735.1        93.4           23.8           117.2         852.3
Other Operating Expenses
 Other Operation and Maintenance     344.4        25.5           39.6            65.1         409.5
 Depreciation, Decommissioning
  and Amortization                   143.3        18.6           (3.7)           14.9         158.2
 Property and Revenue Taxes           35.9         2.1           (1.5)            0.6          36.5
                                   -------       -----          -----          ------       -------
  Operating Income                   211.5        47.2          (10.6)           39.6         248.1
Other Income, Net                      5.3         0.3            8.8             9.1          14.4
Financing Costs                       63.3        13.5           (0.7)           12.8          76.1
                                   -------       -----          -----          ------       -------
  Income Before Income Taxes         153.5        34.0           (1.1)           32.9         186.4
Income Taxes                          60.0        14.5           (0.3)           14.2          74.2
                                   -------       -----          -----          ------       -------
Net Income                           $93.5       $19.5          ($0.8)          $18.7        $112.2
                                   =======       =====          =====          ======       =======

(a) Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(b) Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.


Net income for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric and Edison Sault, was virtually unchanged between the comparative periods primarily because higher electric utility gross margins and slightly higher gas utility gross margins during the first half of 2001 were offset by higher other operation and maintenance expenses. The Company attributes the increases in electric and gas utility gross margins primarily to rate increases that were in effect during the first six months of 2001 but not during the first six months of 2000, and, to a lesser extent, to cooler winter weather during the first quarter of 2001, which increased higher margin electric and gas retail sales volumes during 2001.


Pro Forma Utility Energy Segment Operating Income

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of utility segment operating income, the following pro forma discussion includes Wisconsin Gas as if it had been a part of Wisconsin Energy during all periods but excludes merger-related costs.

On a pro forma basis, utility energy segment operating income was unchanged between the comparative periods. Higher electric and pro forma gas utility gross margins were offset by higher other operation and maintenance expenses. The following table compares the pro forma operating income of Wisconsin Energy's utility energy segment during the six months ended June 30, 2001 with similar information for the six months ended June 30, 2000.

                                           Six Months Ended June 30
        Pro Forma (a)               --------------------------------------
   Utility Energy Segment             2001           2000         % Change
----------------------------        --------       --------       --------
                                       (Millions of Dollars)
Operating Revenues
  Electric                           $905.2         $859.2           5.4%
  Gas                                 751.4          446.3          68.4%
  Other                                13.2           13.1           0.8%
                                    -------        -------
Total Operating Revenues            1,669.8        1,318.6          26.6%
Fuel and Purchased Power              260.0          229.5          13.3%
Cost of Gas Sold                      557.5          264.8         110.5%
                                    -------        -------
    Gross Margin                      852.3          824.3           3.4%
Other Operating Expenses
  Other Operation and Maintenance     409.5          377.9           8.4%
  Depreciation, Decommissioning
   and Amortization                   152.4          153.6          (0.8%)
  Property and Revenue Taxes           36.5           38.9          (6.2%)
                                    -------        -------
Operating Income                     $253.9         $253.9           -
                                    =======        =======

(a)  Includes Wisconsin Gas as if it had been part of Wisconsin
     Energy since January 1, 2000 but excludes merger-related expenses.


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's actual total electric utility operating revenues and gross margin during the first half of 2001 with similar information for the first half of 2000.

                                      Six Months Ended June 30
                                --------------------------------------
 Electric Utility Operations      2001           2000         % Change
-----------------------------   --------       --------       --------
                                 (Millions of Dollars)
Electric Operating Revenues      $905.2         $859.2          5.4%
Fuel and Purchased Power
  Fuel                            153.1          147.7          3.7%
  Purchased Power                 103.8           78.8         31.7%
                                 ------         ------
Total Fuel and Purchased Power    256.9          226.5         13.4%
                                 ------         ------
Gross Margin                     $648.3         $632.7          2.5%
                                 ======         ======


During the first six months of 2001, total electric utility operating revenues increased by $46.0 million or 5.4% when compared with the first half of 2000. Wisconsin Energy attributes this growth to electric retail rate increases in Wisconsin that became effective in April 2000, in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order. A 2.3% decrease in electric megawatt-hour sales during the first half of 2001 offset much of the revenue growth caused by the rate increases.

Between the comparative periods, total fuel and purchased power expenses increased by $30.4 million or 13.4% primarily due to significantly higher natural gas prices, the scheduled Point Beach outage during 2001 noted earlier and, to a lesser extent, to higher fixed demand charges associated with long-term power purchase contracts in effect during 2001. The higher fuel and purchased power expenses offset much of the impact on electric revenues of the electric rate increases noted above such that total gross margin on electric operating revenues increased by $15.6 million or 2.5% during the first half of 2001.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first six months of 2001 with similar information for the first six months of 2000.

                                         Operating Revenues                 Megawatt-Hour Sales
                                      Six Months Ended June 30            Six Months Ended June 30
                                  --------------------------------    --------------------------------
 Electric Utility Operations      2001        2000       % Change     2001        2000       % Change
-----------------------------     ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                    (Thousands)
Customer Class
 Residential                     $312.1      $287.5        8.6%       3,714.4     3,648.6      1.8%
 Small Commercial/Industrial      288.9       264.5        9.2%       4,222.6     4,119.1      2.5%
 Large Commercial/Industrial      236.4       234.0        1.0%       5,551.7     5,869.6     (5.4%)
 Other-Retail/Municipal            34.4        29.9       15.1%         908.7       843.9      7.7%
 Resale-Utilities                  26.2        29.6      (11.5%)        798.6     1,066.2    (25.1%)
 Other-Operating Revenues           7.2        13.7      (47.4%)          -           -        -
                                 ------      ------                  --------    --------
Total                            $905.2      $859.2        5.4%      15,196.0    15,547.4     (2.3%)
                                 ======      ======                  ========    ========
Weather - Degree Days (a)
 Heating (4,265 Normal)                                               4,242       3,883        9.2%
 Cooling (170 Normal)                                                   168         161        4.3%

(a)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


As noted above, total electric megawatt-hour sales fell by 2.3% during the first six months of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 228 thousand megawatt-hours or 18.1% between the comparative periods. Excluding these two mines, Wisconsin Energy's total electric energy sales volumes fell by 0.9% and sales volumes to the remaining large commercial/industrial customers fell by 2.0% between the comparative periods.


Pro Forma Gas Utility Revenues, Gross Margins and
Therm Deliveries

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of gas utility operations, the following discussion includes Wisconsin Gas as if it had been a part of Wisconsin
Energy since January 1, 2000.

A comparison of Wisconsin Energy's gas utility operating revenues, gross margins and gas deliveries on a pro forma basis follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $305.1 million or 68.4% between the first half of 2001 and the first half of 2000 offset by a $292.7 million increase in purchased gas costs.

                                    Six Months Ended June 30
        Pro Forma             ---------------------------------------
  Gas Utility Operations        2001         2000 (a)       % Change
--------------------------    --------       --------       --------
                               (Millions of Dollars)
Gas Operating Revenues         $751.4         $446.3          68.4%
Cost of Gas Sold                557.5          264.8         110.5%
                               ------         ------
Gross Margin                   $193.9         $181.5           6.8%
                               ======         ======

(a) Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.


Higher prices for natural gas drove much of the 68.4% increase in operating revenues and the 110.5% increase in the cost of gas sold during the first half of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. Gas margins were up 6.8%, reflecting an increase in retail gas sales to weather sensitive customers as a result of cooler weather during the first part of 2001, and, to a lesser extent, to retail gas rate increases at Wisconsin Electric that became effective in August 2000.

The following table compares Wisconsin Energy's gas utility operating revenues and natural gas therm deliveries by customer class during the first six months of 2001 with similar pro forma information for the first six months of 2000.

                                         Operating Revenues                   Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
         Pro Forma                --------------------------------    --------------------------------
   Gas Utility Operations          2001      2000 (a)    % Change      2001      2000 (a)    % Change
----------------------------     --------    --------    --------    --------    --------    --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                      $468.5      $287.8       62.8%        484.0       446.9       8.3%
 Commercial/Industrial             231.2       135.9       70.1%        266.5       257.3       3.6%
 Interruptible                      12.5         8.4       48.8%         15.1        19.8     (23.7%)
                                  ------      ------                  -------     -------
   Total Retail Gas Sales          712.2       432.1       64.8%        765.6       724.0       5.7%
 Transported Customer-Owned Gas     20.0        22.2       (9.9%)       405.7       458.3     (11.5%)
 Transported-Interdepartmental       0.6         1.0      (40.0%)         7.6        22.7     (66.5%)
 Other-Operating Revenues           18.6        (9.0)     306.7%          -           -         -
                                  ------      ------                  -------     -------
Total Operating Revenues          $751.4      $446.3       68.4%      1,178.9     1,205.0      (2.2%)
                                  ======      ======                  =======     =======
Weather - Degree Days (b)
 Heating (4,265 Normal)                                               4,242       3,883         9.2%

(a) Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b)  As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


On a pro forma basis, total therm deliveries of natural gas decreased by 2.2% during the first half of 2001, but varied within customer classes. Volume deliveries for the residential and commercial customer classes increased by 8.3% and 3.6%, respectively, reflecting colder weather experienced during the winter heating season, which was 9.2% colder as measured by heating degree days. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. The increase caused by the colder weather was partially offset by customer conservation due to the higher cost of gas and to the weaker economy, which primarily affected commercial/industrial gas consumption. Transportation volumes were 11.5% lower than the prior year reflecting fuel switching to lower-cost fuel options and, to a lesser extent, the softening economy.


Other Utility Segment Items

PRO FORMA OTHER OPERATION AND MAINTENANCE EXPENSES:   On a pro
forma basis, other operation and maintenance expenses increased by $31.6 million or 8.4% during the first six months of 2001 when compared with the first six months of 2000. The most significant changes in other operation and maintenance expenses include
$17.2 million of higher non-fuel nuclear expenses, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001, and approximately $23.1 million of higher electric transmission expenses primarily caused by a change in how electric transmission costs are recorded and reported as a result of the transfer of Wisconsin Electric's and Edison Sault's electric transmission assets to ATC on January 1, 2001.

OTHER INCOME, NET:   Actual Other Income, Net increased by
$9.1 million during the first half of 2001 due primarily to recognition of equity in the earnings of ATC in 2001.


NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Actual non-utility energy segment net income increased by $37.5 million during the first half of 2001, $10.5 million of which reflect a non-recurring after-tax gain on the cumulative effect of a change in accounting principle associated with the adoption of FAS 133 on January 1, 2001 and $16.5 million of which reflect after-tax gains on the non-recurring sale of certain assets during the second quarter of 2001. The remainder of the earnings increase primarily represents improved results at Wisvest.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the first six months of 2000 and the first six months of 2001.
In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

                                                      Six Months Ended June 30
                                   ------------------------------------------------------------------
                                                          Increase (Decrease)
                                                ---------------------------------------
 Non-Utility Energy Segment          2000        WICOR (a)      Other (b)       Total          2001
----------------------------       --------     -----------    -----------    ---------      --------
                                                  (Millions of Dollars, Except Statistics)
Operating Revenues
 Independent Power Production        $66.1        $ -            $51.6           $51.6         $117.7
 Energy Marketing, Trading &
  Services                            65.0         60.9          (28.2)           32.7           97.7
 Other                                19.4          0.1          (14.2)          (14.1)           5.3
                                     -----        -----          -----           -----         ------
Total Operating Revenues             150.5         61.0            9.2            70.2          220.7
Fuel and Purchased Power              93.8          -            (10.0)          (10.0)          83.8
Cost of Gas Sold                      17.1         55.4            -              55.4           72.5
Cost of Goods Sold                     1.8          4.9            -               4.9            6.7
                                     -----        -----          -----           -----         ------
  Gross Margin                        37.8          0.7           19.2            19.9           57.7
Other Operating Expenses              39.5          1.3           (1.3)            -             39.5
                                     -----        -----          -----           -----         ------
  Operating Income (Loss)             (1.7)        (0.6)          20.5            19.9           18.2
Other Income, Net                     11.5          5.9           12.9            18.8           30.3
Financing Costs                       15.8          0.5           (5.4)           (4.9)          10.9
                                     -----        -----          -----           -----         ------
  Income Before Income Taxes          (6.0)         4.8           38.8            43.6           37.6
Income Taxes                          (2.0)         1.9           14.7            16.6           14.6
                                     -----        -----          -----           -----         ------
  Income Before Accounting Change     (4.0)         2.9           24.1            27.0           23.0
Cumulative Effect of
  Accounting Change                    -            -             10.5            10.5           10.5
                                     -----        -----          -----           -----         ------
Net Income (Loss)                    $(4.0)        $2.9          $34.6           $37.5          $33.5
                                     =====        =====          =====           =====         ======

Statistics
 Independent Power Production
   Electric Megawatt-Hour
    Sales (Thousands)              1,699.3          -            698.2           698.2        2,397.5

 Energy Marketing, Trading &
  Services
   Electric Megawatt-Hour
    Sales (Thousands)                731.0          -           (298.6)         (298.6)         432.4
   Gas Therm Sales (Millions)         34.6         65.7            -              65.7          100.3

(a) Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000. During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unrelated third party.

(b)  Other consists primarily of Wisvest.


MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

On an actual basis, the manufacturing segment contributed
$8.2 million to net income during the first half of 2001 compared with $5.0 million during the first half of 2000. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table reconciles the change in the contribution to earnings by Wisconsin Energy's manufacturing segment between the first six months of 2000 and the first six months of 2001.

                                                Six Months Ended June 30
                                        ----------------------------------------
      Manufacturing Segment (a)         2000 (b)   Increase (Decrease)    2001
-------------------------------------   --------   -------------------  --------
                                                  (Millions of Dollars)
Operating Revenues
 Domestic                                $83.9           $145.4          $229.3
 International                            25.9             44.6            70.5
                                         -----           ------          ------
Total Operating Revenues                 109.8            190.0           299.8
Cost of Goods Sold                        76.1            139.1           215.2
                                         -----           ------          ------
    Gross Margin                          33.7             50.9            84.6
Other Operating Expenses                  21.3             36.6            57.9
                                         -----           ------          ------
    Operating Income                      12.4             14.3            26.7
Other Income, Net                          0.1              -               0.1
Financing Costs                            3.6              7.8            11.4
                                         -----           ------          ------
    Income Before Income Taxes             8.9              6.5            15.4
Income Taxes                               3.9              3.3             7.2
                                         -----           ------          ------
Net Earnings                              $5.0             $3.2            $8.2
                                         =====           ======          ======

(a) For further information concerning manufacturing segment operations during the comparative periods, see "Pro Forma
     Manufacturing Segment Results" below.

 (b) Wisconsin Energy's financial statements reflect the operations of WICOR Industries, Inc. subsequent to the WICOR merger on April 26, 2000.


Pro Forma Manufacturing Segment Results

To eliminate the impact of the acquisition of WICOR on the analysis of the manufacturing segment, the following discussion includes WICOR Industries as if it had been a part of Wisconsin Energy since January 1, 2000 but excludes merger-related costs.

The manufacturing segment would have posted pro forma net income of approximately $17.5 million during the first half of 2001 compared with pro forma net income of $16.0 million during the first half of 2000.

On a pro forma basis, manufacturing operating revenues were relatively flat between the comparative periods primarily due to a softening domestic and international economy, but operating income was up 10.7% primarily due to the continuation of cost improvement programs. Sales in the water systems markets were up during the first half of 2001 but other markets experienced flat or decreased sales due mainly to poor market and economic conditions. This trend may result in lower than anticipated earnings contributions by the manufacturing segment during the remainder of 2001. International revenues and earnings contributions were lower during the first six months of 2001 than during the same period in 2000 primarily due to a strong U.S. dollar, a weak Australian economy and delays related to new product shipments in Europe.

The following table provides additional detail about the pro forma operating revenues, gross margin and operating income of the manufacturing segment during the comparative periods.

                                              Six Months Ended June 30
     Pro Forma (a)                 ----------------------------------------------
 Manufacturing Segment              2001                2000               % Change
----------------------------       ------              ------              --------
                                      (Millions of Dollars)
Operating Revenues
 Domestic                          $229.3              $224.7                2.0%
 International                       70.5                74.6               (5.5%)
                                   ------              ------
Total Operating Revenues            299.8               299.3                0.2%
Cost of Goods Sold                  213.2               213.3                -
                                   ------              ------
    Gross Margin                     86.6                86.0                0.7%
Other Operating Expenses             53.6                56.2               (4.6%)
                                   ------              ------
    Operating Income                $33.0               $29.8               10.7%
                                   ======              ======

(a) Includes WICOR Industries, Inc. as if it had been part of Wisconsin Energy since January 1, 2000 but excludes merger-related expenses.


                 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the six month periods ended June 30, 2001 and June 30, 2000:

                               Six Months Ended June 30
                              --------------------------
Wisconsin Energy Corporation    2001           2000
----------------------------  --------       --------
                                (Millions of Dollars)
Cash Provided by (Used in)
  Operating Activities        $265.6           $300.5
  Investing Activities         (58.5)        (1,509.3)
  Financing Activities        (177.6)         1,162.7


Operating Activities

Cash provided by operating activities decreased to $265.6 million during the first six months of 2001 compared with $300.5 million during the same period in 2000, reflecting higher 2001 earnings offset by (1) an increase in working capital requirements, (2) an increase in income taxes paid as a result of higher earnings during the first six months of 2001, (3) a $35 million tax refund received in the first quarter of 2000 related to litigation, and
(4) a $20 million payment to the Wisconsin Energy Foundation in the first quarter of 2001.


Investing Activities

During the first six months of 2001, Wisconsin Energy spent a net total of $58.5 million on investing activities. The Company incurred capital expenditures of $169.2 million on utility plant, $41.8 million on non-utility energy projects, $12.1 million on manufacturing and $33.0 million on other non-utility activities. These investments were offset by the receipt of $120.0 million of cash distributions from ATC and $108.1 million of net proceeds from asset sales primarily from the Company's continued program to divest of non-core businesses and assets. Due to different refueling outage schedules at Point Beach Nuclear Plant between the comparative periods, the Company spent $18.4 million less during the first half of 2001 on the acquisition of nuclear fuel when compared with the first half of 2000. During the six months ended June 30, 2000, Wisconsin Energy spent $1.5 billion in investing activities, primarily reflecting the $1.2 billion acquisition of WICOR in April 2000.


Financing Activities

During the first six months of 2001, Wisconsin Energy used
$177.6 million of net cash in financing activities compared with receiving net cash in the amount of $1.2 billion during the first six months of 2000, reflecting in large part the initial financing of the WICOR acquisition in 2000 as well as debt retirements and common stock repurchases in 2001.

In March 2001, Wisconsin Energy received approximately
$990 million of cash through the issuance of $1 billion of intermediate-term unsecured senior notes. Proceeds from the issuance of these debt securities were added to the Company's general funds and were used to repay commercial paper borrowings related primarily to the WICOR acquisition.

During the first half of 2001, Wisconsin Energy purchased approximately 2.9 million shares of common stock for $63.7 million under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first half of 2001, Wisconsin Energy issued approximately 1.4 million new shares of common stock aggregating $27.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.


CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2001 are expected to be met through a combination of internal sources of funds from operations, asset sales and short-term borrowings. The Company currently expects to receive approximately
$500 million of net proceeds from asset sales during the remainder of 2001 including anticipated net proceeds of approximately $325 million related to the sale of Wisvest's two power plants in the state of Connecticut. For additional information concerning the pending sale of these two plants, see
Note 5 in Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report.

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

On June 30, 2001, Wisconsin Energy had $1.3 billion of total available unused short-term credit on a consolidated basis. On that date, Wisconsin Energy had $1.6 billion of available unused lines of bank credit on a consolidated basis to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Energy's consolidated capitalization structure at June 30, 2001 and at December 31, 2000:

Capitalization Structure          June 30, 2001                 December 31, 2000
------------------------          -------------                 -----------------
                                             (Millions of Dollars)
Common Equity                 $2,058.0        32.3%            $2,016.8     31.4%
Preferred Stock                   30.4         0.5%                30.4      0.5%
Trust Preferred Securities       200.0         3.1%               200.0      3.1%
Long-Term Debt (including
  current maturities)          3,456.5        54.3%             2,788.1     43.4%
Short-Term Debt                  627.2         9.8%             1,386.1     21.6%
                              --------       -----             --------    ------
    Total                     $6,372.1       100.0%            $6,421.4    100.0%
                              ========       =====             ========    ======


Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch. Commercial paper of WICOR Industries is unrated.

                                          S & P         Moody's         Fitch
                                        ---------      ---------      ---------
Wisconsin Energy Corporation
  Commercial Paper                         A-1            P-1            F1
  Unsecured Senior Debt                    A+             A2             A+

Wisconsin Electric Power Company
  Commercial Paper                         A-1+           P-1            F1+
  Secured Senior Debt                      AA-            Aa2            AA
  Unsecured Debt                           A+             Aa3            AA-
  Preferred Stock                          A              A2             AA-

Wisconsin Gas Company
  Commercial Paper                         A-1+           P-1            F1+
  Unsecured Senior Debt                    AA-            Aa2            AA-

Wisconsin Energy Capital Corporation
  Unsecured Debt                           A+             A2              A+

WEC Capital Trust I
  Trust Preferred Securities               A-             A3              A


On July 27, 2001, Moody's assigned new ratings of `A2' for Wisconsin Electric's Preferred Stock and `A3' for WEC Capital Trust I Trust Preferred Securities as part of its global recalibration of all issuer preferred stock to promote cross-sector comparability.

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


Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures; for long- and short-term debt retirements, maturities and sinking fund requirements; for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach; for the purchase of nuclear fuel; and for repurchase of a portion of the outstanding shares of the Company's common stock. Wisconsin Energy's total consolidated capital expenditure budget for the remainder of 2001 is approximately $460 million. Assuming, among other factors, planned asset sales during 2001, the Company expects its overall debt levels to decline by approximately $150 million during the second half of 2001 and its debt to total capital ratio to decline to approximately 63% by the end of 2001 from 64% as of June 30, 2001.


             FACTORS AFFECTING RESULTS OF OPERATIONS

OUTLOOK

The following outlook includes forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business, competitive and regulatory conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in coal or natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; regulatory decisions; obtaining the necessary regulatory approvals and investment capital to implement the "Power the Future" strategy; the timing and extent of realization of anticipated synergy benefits from the WICOR merger; disposition of legal proceedings; and foreign governmental, economic, political and currency risk; continuation of the common stock repurchase plan and other factors referred to under "Cautionary Factors" below.

EARNINGS:   In its 2000 Annual Report on Form 10-K, Wisconsin
Energy had projected that its 2001 earnings would be in the range of $2.00 to $2.25 per diluted share. As previously reported, the Company estimates that earnings were reduced by $0.07 per share due to higher fuel expenses during 2001 not recovered in rates.
In addition, the softening economy has had an impact on utility and manufacturing segment operating results. However, in spite of these factors and subject to the many variables that could affect such a projection, Wisconsin Energy continues to expect to achieve earnings for 2001 in the range of $2.00 to $2.25 per diluted share, although most likely in the lower end of this range. This forecast assumes, among other factors, normal weather, the achievement of merger savings, and continuation of the share repurchase program for the remaining six months of 2001.


UTILITY RATES AND REGULATORY MATTERS

See Item 1, Legal Proceedings - "Utility Rates and Regulatory
Matters" in Part II of this report for information related to the Company's fuel cost adjustment procedure.


ENVIRONMENTAL MATTERS

Air Quality

MERCURY EMISSION CONTROL RULEMAKING:   As required by the 1990
amendments to the Federal Clean Air Act, the United States Environmental Protection Agency ("EPA") issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules within the next three years. In June 2001, the Wisconsin Department of Natural Resources ("WDNR") independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules are not expected to be finalized before the end of 2001 and will likely be revised before being finalized. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-fired generating facilities.


MARKET RISKS

COMMODITY PRICE RISK:   Wisconsin Gas has an established
commodity risk management program that has been approved by the Public Service Commission of Wisconsin ("PSCW"). On July 12, 2001, an identical risk management program was approved by the PSCW for the gas utility operations of Wisconsin Electric. These programs allow the Company's gas utilities to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under these programs, Wisconsin Gas and Wisconsin Electric have the ability to hedge up to 50% of their planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of Wisconsin Gas and Wisconsin Electric gas cost recovery mechanisms. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Gas and Wisconsin Electric use derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanisms.


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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.

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

* Authoritative generally accepted accounting principle or policy changes, such as issuance of FAS 142 and FAS 143 during the summer of 2001, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

* Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions or divestitures, including the pending sale of Wisvest's two power plants in the state of Connecticut; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

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

                              *****

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see Item 1, Financial Statements - "Notes to Consolidated Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

For information concerning commodity price risks at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations," in Part I of this report. For information concerning interest rate risks, see
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations," in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2001. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks," in Part II of Wisconsin Energy's 2000 Annual
Report on Form 10-K.



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2000 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2001.


              UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

FUEL COST ADJUSTMENT PROCEDURE:   On June 4, 2001, the Wisconsin
Industrial Energy Group and the Citizens Utility Board petitioned the Dane County Circuit Court for review of previously disclosed decisions of the PSCW authorizing Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 fuel costs. The first decision was issued on February 8, 2001 and authorized an interim surcharge of $37.8 million on an annual
basis subject to refund pending issuance of a final order.   On
May 3, 2001, the PSCW replaced the interim surcharge with a final, authorized fuel surcharge of $58.7 million on an annualized basis subject to refund if the revenues collected are in excess of the fuel costs actually incurred or if they generate excess earnings.

The petitioners allege that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both the interim and final orders and remand the case to the PSCW. The matter is pending. Wisconsin Electric intends to vigorously defend the PSCW's orders and believes the Court will affirm the PSCW's actions.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

   Exhibit No.
   -----------

   10.1  Supplemental Pension Benefit agreement between
         Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001.


(b)    REPORTS ON FORM 8-K

   A Current Report on Form 8-K dated as of May 31, 2001 was filed by Wisconsin Energy on June 1, 2001 to report the sale of certain non-utility energy segment assets.

   A Current Report on Form 8-K dated as of June 4, 2001 was filed by Wisconsin Energy on June 7, 2001 to report a lawsuit filed against the PSCW challenging the PSCW's decisions regarding interim and final rate increases authorizing Wisconsin Electric to recover its expected 2001 fuel costs.

   No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended June 30, 2001.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WISCONSIN ENERGY CORPORATION
                               ----------------------------
                                       (Registrant)

                         /s/PAUL DONOVAN
                         ------------------------------------
Date:  August 13, 2001   Paul Donovan, Senior Vice President,
                         Chief Financial Officer and duly
                         authorized officer



                       WISCONSIN ENERGY CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                               EXHIBIT INDEX

  The following exhibits are filed with or incorporated by reference in this report:

  Exhibit No.
  -----------

  10.1  Supplemental Pension Benefit agreement between
        Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001.