Form 10-Q
period 2001-09-30
WISCONSIN ENERGY CORP
filed 2001-11-13
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (October 31, 2001):

Common Stock, $.01 Par Value	116,483,993 shares outstanding.

WISCONSIN ENERGY CORPORATION

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Consolidated Condensed Income Statements .....................................................................

Consolidated Condensed Balance Sheets ............................................................................

Consolidated Condensed Statements of Cash Flows ..........................................................

Notes to Consolidated Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

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

Non-Utility Energy Segment:   As of January 1, 2001, the non-utility energy segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engaged in natural gas marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provides meter reading and technology services for gas, electric and water utilities. During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech was sold to an unaffiliated third party. Wisconsin Energy is pursuing a strategy to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut, which will significantly reduce the size of current non-utility energy segment operations.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$822.0	$850.8	$3,036.2	$2,233.8

Operating Expenses
Fuel and purchased power	181.2	169.5	525.0	492.8
Cost of gas sold	57.1	105.9	687.1	260.8
Cost of goods sold	98.2	98.5	320.0	175.8
Other operation and maintenance	227.6	233.0	742.9	643.1
Depreciation, decommissioning
and amortization	85.6	88.0	259.9	243.4
Property and revenue taxes	21.8	21.2	63.3	61.9

Total Operating Expenses	671.5	716.1	2,598.2	1,877.8

Operating Income	150.5	134.7	438.0	356.0

Other Income (Deductions), Net	(9.8)	14.1	39.9	30.8

Financing Costs	58.8	71.2	188.3	175.3

Income Before Income Taxes	81.9	77.6	289.6	211.5

Income Taxes	34.0	33.0	118.3	86.2

Income Before Cumulative Effect of
Change in Accounting Principle	47.9	44.6	171.3	125.3

Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	-	10.5	-

Net Income	$47.9	$44.6	$181.8	$125.3
	=====	=====	=====	=====

Earnings Per Average Common Share - Basic
Before cumulative effect of
change in accounting principle	$0.41	$0.37	$1.46	$1.04
Cumulative effect of change
in accounting principle	-	-	0.09	-

Net earnings per share	$0.41	$0.37	$1.55	$1.04
	=====	=====	=====	=====

Average shares outstanding (millions)	116.9	121.9	117.5	120.7

Earnings Per Average Common Share - Diluted
Before cumulative effect of
change in accounting principle	$0.41	$0.36	$1.45	$1.03
Cumulative effect of change
in accounting principle	-	-	0.09	-

Net earnings per share	$0.41	$0.36	$1.54	$1.03
	=====	=====	=====	=====

Average shares outstanding (millions)	117.8	122.8	118.3	121.3

Dividends Per Share of Common Stock	$0.20	$0.39	$0.60	$1.17

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2001	December 31, 2000
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Utility energy	$7,048.4	$7,327.7
Non-utility energy	24.4	21.7
Manufacturing	126.7	119.5
Other	191.5	135.3
Accumulated depreciation	(3,811.1)	(3,912.9)

	3,579.9	3,691.3
Construction work in progress	305.0	246.3
Leased facilities, net	117.4	121.7
Nuclear fuel, net	74.5	93.1

Net Property, Plant and Equipment	4,076.8	4,152.4

Investments	879.1	779.3

Current Assets
Cash and cash equivalents	72.2	40.5
Accounts receivable	531.6	532.6
Accrued revenues	94.6	269.8
Materials, supplies and inventories	422.6	381.7
Assets held for sale	400.9	464.0
Prepayments and other assets	105.6	175.0

Total Current Assets	1,627.5	1,863.6

Deferred Charges and Other Assets
Goodwill, net	837.3	826.9
Other	718.9	783.9

Total Deferred Charges and Other Assets	1,556.2	1,610.8

Total Assets	$8,139.6	$8,406.1
	========	========

Capitalization and Liabilities

Capitalization
Common equity	$2,062.6	$2,016.8
Preferred stock	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,495.1	2,732.7

Total Capitalization	5,788.1	4,979.9

Current Liabilities
Long-term debt due currently	65.6	55.4
Short-term debt	561.5	1,386.1
Accounts payable	233.9	427.0
Accrued liabilities	204.5	149.0
Other	127.7	191.2

Total Current Liabilities	1,193.2	2,208.7

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	531.4	587.1
Other	626.9	630.4

Total Deferred Credits and Other Liabilities	1,158.3	1,217.5

Total Capitalization and Liabilities	$8,139.6	$8,406.1
	========	========

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2001	2000

(Millions of Dollars)
Operating Activities
Net income	$181.8	$125.3
Reconciliation to cash
Depreciation, decommissioning and amortization	288.6	266.1
Nuclear fuel expense amortization	23.6	22.5
Deferred income taxes, net	(11.6)	(7.1)
Investment tax credit, net	(3.6)	(3.3)
Allowance for other funds
used during construction	(1.3)	(2.4)
Gains on asset sales	(27.5)	(6.2)
Change in	Accounts receivable and accrued revenues	290.6	(30.8)
Inventories	(31.0)	(68.4)
Other current assets	59.1	64.8
Accounts payable	(194.5)	29.3
Other current liabilities	(59.1)	20.4
Other	(88.5)	6.8

Cash Provided by Operating Activities	426.6	417.0

Investing Activities
Capital expenditures	(428.7)	(462.0)
Acquisitions, net of cash acquired	(34.4)	(1,233.3)
Proceeds from asset sales, net	148.2	32.8
Cash distributions received from ATC	120.0	-
Allowance for borrowed funds
used during construction	(10.1)	(10.2)
Nuclear fuel	(5.5)	(31.4)
Nuclear decommissioning funding	(13.2)	(44.5)
Other	12.4	5.0

Cash Used in Investing Activities	(211.3)	(1,743.6)

Financing Activities
Issuance of common stock	41.5	71.1
Repurchase of common stock	(97.1)	(21.1)
Issuance of long-term debt	1,015.1	63.3
Retirement of long-term debt	(59.0)	(34.9)
Change in short-term debt	(1,013.5)	1,362.1
Dividends paid on common stock	(70.6)	(141.1)

Cash Provided by (Used in) Financing Activities	(183.6)	1,299.4

Change in Cash and Cash Equivalents	31.7	(27.2)

Cash and Cash Equivalents at Beginning of Period	40.5	73.5

Cash and Cash Equivalents at End of Period	$72.2	$46.3
==========	==========

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$139.1	$149.7
Income taxes (net of refunds)	$134.1	$45.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.

2.

Due in part to the acquisition of WICOR in April 2000 (see Note 4), Wisconsin Energy has modified certain income statement and balance sheet presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets. Both accounting pronouncements will be effective beginning January 1, 2002, although both standards require that business combinations which occur after June 30, 2001 be accounted for using the new accounting standards. Under SFAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interest method. Under SFAS 142, goodwill is no longer subject to amortization. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment and resulting write-downs, if any, will be reflected as a change in accounting principle during transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

Wisconsin Energy is in the process of evaluating the impact of the new standards. Currently, the Company amortizes goodwill expense. For the year 2002, the Company expects that SFAS 142 will increase net income by approximately $0.18 per share due to the elimination of goodwill amortization. Wisconsin Energy has not yet evaluated the application of the new impairment rules to the recorded goodwill balance and therefore has not yet determined the effect of the implementation of that portion of SFAS 142.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board authorized issuance of SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The scope of SFAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. The Company has not yet performed a detailed assessment of the specific applicability and implications of SFAS 143. Currently, nuclear decommissioning liabilities are accrued as depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and would most likely be recoverable in rates.

MERGERS AND ACQUISITIONS
4.

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

	Nine Months Ended September 30
	2001	2000
Wisconsin Energy Corporation	Actual	Pro Forma (a)
	(Millions of Dollars, Except Per Share Amounts)

Total Operating Revenues	$3,036.2	$2,669.1
Net Income	$181.8	$132.8

Earnings Per Share
Basic	$1.55	$1.10
Diluted	$1.54	$1.09

  Pro forma assumes that the WICOR acquisition occurred on January 1, 2000 and includes estimated merger-related costs from January through April 2000.

In July 2001, Sta-Rite completed the acquisitions of Vico Products Manufacturing Co., Inc. and Ultra Jet Canada, leading manufacturers of spa and jetted tub pumps and fittings with total annual sales of approximately $41 million. The aggregate purchase price for this transaction was approximately $34 million and was financed using corporate working capital and short-term borrowings. The acquisition was accounted for as a purchase, and the acquired companies' results of operations are included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired company is approximately $26 million, which is recorded as goodwill. Due to the size of the transaction, Wisconsin Energy has not presented pro forma financial information.

ASSET SALES AND DIVESTITURES
5.

As previously reported, the Company's management announced a strategy in 2000, which, among other things, identified the divestiture of non-core investments. Wisconsin Energy held the following assets for sale as of September 30, 2001 and December 31, 2000:

Assets Held For Sale	September 30, 2001	December 31, 2000
	(Millions of Dollars)

Non-Utility Energy	$364.5	$331.8
Other -- Real Estate	36.4	132.2
Total	$400.9	$464.0

In December 2000, the Company announced the signing of a definitive agreement for the sale of Wisvest's two power plants in the state of Connecticut to NRG Energy, Inc. In September of 2001, the Company signed a joint termination agreement with NRG Energy, Inc. to terminate the proposed sale. The decision to terminate the sale agreement was made because both companies believed that NRG Energy would not be able to obtain necessary regulatory approvals for the transaction. Wisconsin Energy remains committed to selling its Wisvest-Connecticut power plants, which have operated profitably, and presently expects to sell these plants, which are classified as non-utility energy assets in the preceding table by mid-2002.

As previously reported, the Company sold FieldTech and Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, in separate transactions during the second quarter of 2001. Wisconsin Energy realized after-tax gains of approximately $16.5 million or $0.14 per share as a result of the sales of FieldTech and Blythe.

Effective January 1, 2001, Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $254.9 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. During the first nine months of 2001, ATC issued debt and distributed $120.0 million of cash back to Wisconsin Electric and Edison Sault as a partial return of the original equity contribution.

The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral. However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were part of Other Operation and Maintenance expense, Depreciation expense and Financing Costs (Interest expense). Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance expense and recognizes an equity interest in ATC's reported earnings in Other Income (Deductions), Net. See Item 1, Legal Proceedings, "Utility Rates and Regulatory Matters", in Part II of this report for information related to recovery of the Company's transmission costs.

RESERVE FOR NON-RECURRING CHARGES
6.

In connection with the WICOR merger and the divestiture of non-core businesses, Wisconsin Energy recorded certain reserves in the fourth quarter of 2000 for approximately 300 employees for benefits under severance agreements and enhanced retirement initiatives. As of September 30, 2001, approximately $6.4 million of severance benefits related to 131 employees remained as an outstanding liability on the balance sheet.

COMMON EQUITY
7.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to April 2000, Wisconsin Energy had no items of Other Comprehensive Income to report. However, as a result of its acquisition of WICOR on April 26, 2000 and due to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in January 2001 (see Note 8), Wisconsin Energy had the following total Comprehensive Income during the nine months ended September 30, 2001 and 2000:

	Nine Months Ended September 30
Comprehensive Income	2001	2000
	(Millions of Dollars)

Net Income	$181.8	$125.3
Other Comprehensive Income (Loss)
Currency Translation Adjustments	(1.6)	(1.2)
Unrealized Gains (Losses) During the Period
on Derivatives Qualified as Hedges
Unrealized losses due to cumulative
Effect of change in accounting principle	(2.1)	-
Reclassification for losses included
in net income	2.1	-
Other unrealized losses	(7.6)	-
Net Unrealized Losses	(7.6)	-
Total Other Comprehensive Loss	(9.2)	(1.2)
Total Comprehensive Income	$172.6	$124.1

In 2000, the Board of Directors approved a common stock repurchase plan which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market. During the first nine months of 2001, Wisconsin Energy purchased 4.3 million shares of common stock for $97.1 million. The Company is currently retiring the stock that is purchased.

During the first nine months of 2001, Wisconsin Energy issued approximately 2.3 million new shares of common stock totaling $41.5 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

DERIVATIVE INSTRUMENTS
8.

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption, SFAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. Accumulated Other Comprehensive Income is a component of common equity on the balance sheet. The adoption of SFAS 133 by Wisconsin Energy on January 1, 2001 resulted in an increase in net income of $10.5 million or $0.09 per share reported as a cumulative effect of a change in accounting principle. This transition adjustment is related to fuel oil contracts utilized by Wisvest-Connecticut LLC, a wholly-owned subsidiary of Wisvest, to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under SFAS 133 and do not qualify for hedge accounting treatment. During the third quarter of 2001, the Company recorded a non-cash, after tax charge of $14.3 million or $ 0.12 per share to reflect the decline in the value of these contracts resulting from the decline in the fuel oil prices.

Wisconsin Energy has a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply of and demand for electricity and gas futures and basis swap contracts utilized by Wisconsin Gas to manage the cost of gas. With the adoption of SFAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $2.1 million reduction in Accumulated Other Comprehensive Income which was reclassified into earnings during the first nine months of 2001.

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

For the nine month period ended September 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Energy did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. As of September 30, 2001, the maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions is three months, and Wisconsin Energy estimates that gains of $0.2 million will be reclassified from Accumulated Other Comprehensive Income into earnings within the twelve months between October 1, 2001 and September 30, 2002 as the hedged transactions affect earnings.

Near the end of the first quarter of 2001, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter to mitigate interest rate risk associated with the issuance of $1 billion of intermediate-term unsecured senior notes in March 2001. Because these agreements qualified for cash flow hedge accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. Through September 30, 2001, $0.3 million was reclassified to interest expense. Wisconsin Energy estimates that during the next twelve months, $0.7 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

SEGMENT INFORMATION
9.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and nine month periods ended September 30, 2001 and 2000 is shown in the following table. Current year information for the nine months is not comparable with the prior year due to the addition of the operating results of the WICOR subsidiaries at the end of April 2000 and to the allocation of merger-related costs (principally goodwill amortization and interest expense) to the operating segments.

				Other (a),
	Reportable Operating Segments			Corporate &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

September 30, 2001
Operating Revenues (b)	$616.5	$64.6	$133.1	$7.8	$822.0
Operating Income (Loss)	129.5	15.8	6.6	(1.4)	150.5
Income (Loss) Before
Merger-Related Costs (c)	69.7	(4.7)	5.0	(8.2)	61.8
Net Income (Loss)	65.8	(4.7)	0.4	(13.6)	47.9
Capital Expenditures	100.1	26.6	8.7	37.2	172.6

September 30, 2000
Operating Revenues (b)	607.2	98.2	134.7	10.7	850.8
Operating Income (Loss)	113.6	13.2	9.8	(1.9)	134.7
Income (Loss) Before
Merger-Related Costs (c)	50.4	9.9	6.2	(3.5)	63.0
Net Income (Loss)	45.2	9.9	1.9	(12.4)	44.6
Capital Expenditures	95.8	38.7	7.4	17.1	159.0

Nine Months Ended

September 30, 2001
Operating Revenues (b)	$2,286.3	$285.3	$432.9	$31.7	$3,036.2
Operating Income (Loss)	377.6	34.0	33.3	(6.9)	438.0
Income (Loss) Before
Merger-Related Costs (c)	193.6	28.8	22.5	(20.8)	224.1
Net Income (Loss)	178.0	28.8	8.6	(33.6)	181.8
Capital Expenditures	269.3	68.4	20.8	70.2	428.7
Total Assets (at period end)	6,258.0	627.8	880.0	373.8	8,139.6

September 30, 2000
Operating Revenues (b)	1,709.6	248.7	244.5	31.0	2,233.8
Operating Income (Loss)	325.1	11.5	22.2	(2.8)	356.0
Income (Loss) Before
Merger-Related Costs (c)	147.5	5.9	14.0	(11.6)	155.8
Net Income (Loss)	138.7	5.9	6.9	(26.2)	125.3
Capital Expenditures	282.7	108.5	9.9	60.9	462.0
Total Assets (at period end)	6,221.8	762.0	817.1	617.2	8,418.1

  Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.
  Intersegment revenues are not material.
  Merger-related costs represent WICOR acquisition purchase accounting entries primarily goodwill amortization and interest expense.

COMMITMENTS AND CONTINGENCIES
10.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter.

As previously reported, on September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only. The Court of Appeals also reversed the sanctions order in its entirety, ordering that the trial court withdraw the sanctions order. On September 25, 2001, the plaintiffs filed a motion for reconsideration with the Court of Appeals requesting that the Court (1) reconsider that portion of its reversal of the sanctions order that reversed the trial court's award to plaintiffs of the costs of the sanctions proceedings, and (2) reconsider the reversal of the punitive damage award based on a willingness by the City of West Allis to waive its claim for punitive damages if the award can thereby be preserved as to Giddings & Lewis. On November 9, 2001, the Court of Appeals granted the motion for reconsideration in part, clarifying its order of September 5, 2001 to permit the plaintiffs to retain the award of costs associated with the sanctions proceedings. The Court of Appeals rejected, without comment, plaintiffs' second ground for reconsideration. No other modifications were made by the Court of Appeals to its order of September 5, 2001. On October 5, 2001, the plaintiffs filed a petition with the Wisconsin Supreme Court requesting that the Wisconsin Supreme Court review the ruling of the Court of Appeals reversing the punitive damage award. Plaintiffs did not petition with respect to the reversal of the sanctions award. The response of Wisconsin Electric to the petition was filed on October 19, 2001. The Wisconsin Supreme Court will rule thereafter as to whether or not it will exercise its discretion to accept the case. On November 5, 2001, Wisconsin Electric filed a conditional cross petition with the Wisconsin Supreme Court for the sole purpose of preserving certain legal arguments which could be advanced by Wisconsin Electric in the event the Wisconsin Supreme Court accepts the case.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was recorded in "Deferred Charges and Other Assets - Other" on the balance sheet. It has been reclassified to "Accounts Receivable" on the balance sheet.) Under Wisconsin law, the Appellate Court decision makes the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. In the third quarter of 2001, the Company recorded interest income of $8.0 million based on the Appellate Court decision. This matter is still pending final resolution and therefore the final financial impact, if any, is not known at this time.

As previously reported, it was the opinion of management, based in part on the advice of legal counsel, that the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believed that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric did not establish a reserve for potential damages from this suit.

On August 21, 2000 and September 29, 2000, two shareholders who had made prior demands upon Wisconsin Energy Corporation and Wisconsin Electric Power Company to initiate a shareholder derivative suit against certain officers, directors, employees and agents as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy Corporation shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy Corporation determined after investigation that a derivative proceeding was not in the Company's best interests. The Company agreed to mediation of the matter. The mediation ultimately resulted in an acceptable proposal to settle the cases. The parties prepared a settlement agreement which will be subject to judicial approval. The Court granted preliminary approval of the settlement agreement on October 29, 2001 and authorized the sending of notice of the settlement to the shareholders by November 8, 2001. The shareholders must file objections, if any, to the settlement agreement by December 29, 2001. The final hearing on approval of the settlement agreement has been scheduled for January 25, 2002.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the third quarter of 2001 with similar information during the third quarter of 2000.

	Three Months Ended September 30
Diluted Earnings Per Share	2001	2000

Utility Energy Segment	$0.59	$0.41
Non-Utility Energy Segment
Operations	0.08	0.08
SFAS 133 Charges	(0.12)	-
Manufacturing Segment	0.04	0.05
Other and Merger-Related Costs (a)	(0.18)	(0.18)
Net Earnings	$0.41	$0.36

  Includes the holding company, other non-utility companies and WICOR merger-related costs.

Consolidated earnings during the third quarter of 2001 increased to $0.41 per share, from $0.36 per share during the third quarter of 2000 primarily reflecting increased margins in the utility segment during 2001. Excluding a SFAS 133 charge of $0.12 per share recorded in the third quarter, earnings increased to $0.53 per share during 2001. Between the comparative periods, utility energy segment earnings increased by $0.18 per share before merger-related costs primarily due to a return to normal summer weather and improved fuel recovery and cost controls. During 2001, non-utility energy segment earnings remained constant at $0.08 per share excluding the SFAS 133 charge, and manufacturing segment earnings decreased $0.01 per share before merger related costs primarily due to the softening domestic and world economy. For purposes of this discussion, merger-related costs represent WICOR acquisition purchase accounting entries including goodwill amortization and interest expense. A more detailed analysis of earnings contributions by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Utility energy segment net income increased by $20.6 million or 45.6% in the third quarter of 2001 compared with the third quarter of 2000, primarily reflecting rate increases and increased volumes in higher margin electric utility revenues reflective of a return to normal weather during the third quarter of 2001. Electric utility gross margins (electric utility operating revenues less fuel and purchased power expenses) were up due to a series of rate increases while gas utility gross margins (gas utility operating revenues less cost of gas sold) declined. Gas operations normally incur lower revenues and margins in the second and third quarters and higher revenues and margins in the first and fourth quarters. Other Income, Net increased in the third quarter of 2001 compared to 2000 due to the accrual of interest income on the deposit tendered to the Court related to the Appellate Court ruling in the Giddings & Lewis Inc./City of West Allis lawsuit discussed in further detail below. The following table summarizes the net income of Wisconsin Energy's utility energy segment between the comparative periods.

	Three Months Ended September 30
Utility Energy Segment	2001	2000	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$516.0	$489.9	5.3%
Gas	96.6	114.5	(15.6%)
Other	3.9	2.8	39.3%
Total Operating Revenues	616.5	607.2	1.5%
Fuel and Purchased Power	151.4	142.0	6.6%
Cost of Gas Sold	57.1	72.2	(20.9%)
Gross Margin	408.0	393.0	3.8%
Other Operating Expenses
Other Operation and Maintenance	178.1	180.1	(1.1%)
Depreciation, Decommissioning
and Amortization	80.5	80.7	(0.2%)
Property and Revenue Taxes	19.9	18.6	7.0%
Operating Income	129.5	113.6	14.0%
Other Income, Net	12.0	2.0	500.0%
Financing Costs	32.8	38.0	(13.7%)
Income Before Income Taxes	108.7	77.6	40.1%
Income Taxes	42.9	32.4	32.4%
Net Income	$65.8	$45.2	45.6%
	=======	=======	=======
WICOR merger related costs after tax (a)	$3.9	$5.2	(25.0%)
	=======	=======	=======
Net Income excluding merger costs	$69.7	$50.4	37.8%
	=======	=======	=======

  Merger-related costs represent WICOR acquisition purchase accounting entries primarily goodwill amortization and interest expense.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the third quarter of 2001 with similar information for the third quarter of 2000.

	Three Months Ended September 30
Electric Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Electric Operating Revenues	$516.0	$489.9	5.3%
Fuel and Purchased Power
Fuel	87.4	86.1	1.5%
Purchased Power	62.7	54.8	14.4%
Total Fuel and Purchased Power	150.1	140.9	6.5%
Gross Margin	$365.9	$349.0	4.8%

During the third quarter of 2001, total electric utility operating revenues increased by $26.1 million or 5.3% when compared with the third quarter of 2000, reflecting an increase of $15.5 million due to higher retail electric rates under Wisconsin's fuel cost adjustment procedure that became effective in February and May 2001 and an increase of $13.9 million primarily due to increased retail electric rates in Wisconsin that became effective in August 2000 and January 2001. However, a 1.8% decrease in overall electric megawatt-hour sales during the third quarter of 2001 offset some of the revenue growth caused by the rate increases. While a return to normal weather during the summer of 2001 resulted in a $15.2 million increase in total electric operating revenues compared to 2000, this was offset by an $18.5 million decrease in operating revenues due primarily to reduced electric sales to large commercial/industrial customers, lower sales for resale to other utilities, escrow accounting implemented in 2001 for revenue requirements associated with NOx expenditures and electric transmission revenues which are now received by the ATC.

Electric gross margin increased 4.8% between the comparative periods primarily due to the higher retail electric rates noted above and to increased electric sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes. As measured by cooling degree days, the third quarter of 2001 was 37.0% warmer than the third quarter of 2000 and 6.3% warmer than normal. The change in gross margin also reflects a $9.2 million or 6.5% increase in fuel and purchased power expenses primarily as a result of higher purchased power energy and capacity costs during the third quarter of 2001.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2001 with similar information for the third quarter of 2000.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$179.5	$155.7	15.3%	2,133.5	1,962.8	8.7%
Small Commercial/Industrial	162.0	147.7	9.7%	2,346.8	2,307.4	1.7%
Large Commercial/Industrial	127.4	125.5	1.5%	2,963.8	3,149.0	(5.9%)
Other-Retail/Municipal	19.7	18.4	7.1%	492.0	448.4	9.7%
Resale-Utilities	24.2	35.1	(31.1%)	590.1	810.8	(27.2%)
Other-Operating Revenues	3.2	7.5	(57.3%)	-	-	-
Total	$516.0	$489.9	5.3%	8,526.2	8,678.4	(1.8%)

Weather -- Degree Days (a)
Heating (154 Normal)				162	184	(12.0%)
Cooling (509 Normal)				541	395	37.0%

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 1.8% during the third quarter of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 134 thousand megawatt-hours or 20.5% between the comparative periods. Excluding these two mines, Wisconsin Energy's total electric energy sales were unchanged but sales volumes to the remaining large commercial/industrial customers fell by 2.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 27.2 % between the periods primarily due to a reduced demand to the Company for wholesale power.

Gas Utility Revenues, Gross Margins and Therm Deliveries

A comparison of Wisconsin Energy's gas utility operating revenues, gross margins and gas deliveries during the third quarter of 2001 with similar information for the third quarter of 2000 follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues declined by $17.9 million or 15.6% between the third quarter of 2001 and the third quarter of 2000 offset by a $15.1 million decrease in purchased gas costs.

	Three Months Ended September 30
Gas Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Gas Operating Revenues	$96.6	$114.5	(15.6%)
Cost of Gas Sold	57.1	72.2	(20.9%)
Gross Margin	$39.5	$42.3	(6.6%)

For the three months ended September 30, 2001 gas margins by customer class were virtually the same when compared to the three months ended September 30,2000. Average retail gas rates were $0.62 for the third quarter of 2001, compared to $0.77 for the third quarter of 2000, which helped mitigate the decline in gross margin between the comparative periods.

The following table compares Wisconsin Energy's gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2001 with similar information for the third quarter of 2000.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$23.7	$24.7	(4.0%)	55.6	56.1	(0.9%)
Commercial/Industrial	6.4	6.6	(3.0%)	34.0	34.4	(1.2%)
Interruptible	0.4	0.4	-	4.2	5.1	(17.6%)
Total Retail Gas Margin	30.5	31.7	(3.8%)	93.8	95.6	(1.9%)
Transported Gas	7.8	8.7	(10.3%)	154.0	161.5	(4.6%)
Other-Operating	1.2	1.9	(36.8%)	-	-	-
Total Operating Gross Margin	$39.5	$42.3	(6.6%)	262.7	267.4	(1.8%)

Weather -- Degree Days (a)
Heating (154 Normal)				162	184	(12.0%)

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total therm deliveries of natural gas decreased by 1.8% during the third quarter of 2001 partially offset by an increase in the average number of customers, which favorably impacted the fixed component of operating revenues that is not affected by decreased volumes. The therm delivery reduction was largely due to a softening in the economy in 2001 compared with 2000 offset in part by higher interdepartmental transportation deliveries to the Company's gas-fired electric generating facilities, which produced more electricity during the third quarter of 2001 as a result of hotter summer weather during 2001. Excluding interdepartmental activity, total therm deliveries declined 3.6 % between the comparative periods.

Other Utility Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $2.0 million or 1.1% during the third quarter of 2001 when compared with the third quarter of 2000. Electric transmission costs were $12.0 million higher during 2001 primarily caused by a change in how these costs are recorded. On January 1, 2001, Wisconsin Electric and Edison Sault transferred all of their electric utility transmission assets to the ATC in exchange for equity interests in this new company. The increase in other operation and maintenance expenses associated with electric transmission operations was offset by reduced depreciation expense, reduced interest expense and increased earnings from Wisconsin Energy's equity investment in the ATC. The Company also benefited from savings it has been able to realize with the acquisition of WICOR on April 26, 2000. Administrative and general expenses decreased $7.2 million during the third quarter of 2001 as compared to 2000 due in part to decreased use of contracted work and reduced labor costs as a result of consolidations associated with the WICOR merger.

Other Income, Net:   Other Income, Net increased by $10.0 million during the third quarter of 2001 due to recognition of equity in the earnings of the ATC in 2001, and $8.0 million of interest income the Company has accrued on the deposit tendered related to the Giddings & Lewis, Inc./City of West Allis lawsuit partially offset by lower interest income on investments. For more information concerning this lawsuit see Item 1, Financial Statements, "Notes to Consolidated Financial Statements - Commitments and Contingencies" in Part I of this report.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Actual non-utility energy segment net income decreased by $14.6 million or 147.5% during the third quarter of 2001 primarily due to a $14.3 million SFAS 133 charge related to accounting for derivatives at Wisvest-Connecticut, LLC, a wholly-owned subsidiary of Wisvest. Excluding the SFAS 133 charge during 2001, non-utility energy segment net income was virtually unchanged between the comparative periods. Under derivative accounting standards that became effective in the first quarter of 2001, contracts used by Wisvest-Connecticut to mitigate its exposure to fluctuations in the market price of fuel oil are considered to be derivative instruments, requiring the Company to record these contracts at fair value. Significant declines in the market price of fuel oil resulted in an after-tax, non-cash charge of $14.3 million or $0.12 per diluted share during the third quarter of 2001. For additional information concerning accounting for these oil contracts, see "Factors Affecting Results of Operations -- Market Risks" below.

As previously reported, the Company had announced in December 2000 an agreement with NRG Energy, Inc. for the sale of Wisvest-Connecticut's two power plants. In September of 2001, the Company signed a joint termination agreement with NRG Energy to terminate this proposed sale. The decision to terminate the sale agreement was made because both companies believed that NRG Energy would not be able to obtain necessary regulatory approvals for the transaction. Wisconsin Energy remains committed to selling its two Wisvest-Connecticut power plants, which have operated profitably, and presently expects to sell these plants by mid-2002.

The following table compares the net income for Wisconsin Energy's non-utility energy segment during the third quarter of 2001 with the third quarter of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

	Three Months Ended September 30
Non-Utility Energy Segment	2001	2000	% Change
	(Millions of Dollars, Except Statistics)
Operating Revenues
Independent Power Production	$53.7	$37.4	43.6%
Energy Marketing, Trading & Services	(0.1)	54.4	(100.2%)
Other	11.0	6.4	71.9%
Total Operating Revenues	64.6	98.2	(34.2%)
Fuel and Purchased Power	29.8	27.5	8.4%
Cost of Gas Sold	-	33.7	(100.0%)
Cost of Goods Sold	-	3.0	(100.0%)
Gross Margin	34.8	34.0	2.4%
Other Operating Expenses	19.0	20.8	(8.7%)
Operating Income	15.8	13.2	19.7%
Other (Loss) Income, Net	(21.7)	11.0	(297.3%)
Financing Costs	2.5	8.6	(70.9%)
Income Before Income Taxes	(8.4)	15.6	(153.8%)
Income Taxes	(3.7)	5.7	(164.9%)
Net (Loss) Income	($4.7)	$9.9	(147.5%)

Statistics
Independent Power Production
Electric Megawatt-Hour Sales (Thousands)	1,113.5	745.8	49.3%

Energy Marketing, Trading & Services (a)
Electric Megawatt-Hour Sales (Thousands)	25.2	672.4	(96.3%)
Gas Therm Sales (Millions)	-	61.9	(100.0%)

(a) During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy, ending direct gas marketing activities by the Company. During the fourth quarter of 2001, the operations of Griffin Energy Marketing, L.L.C., a division of Wisvest, were halted, ending electric marketing activities by the Company. Griffin's activities have been winding down during 2001 as it closed out previously negotiated transactions.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed earnings of $0.4 million including WICOR merger costs during the third quarter of 2001 compared with $1.9 million during the third quarter of 2000. The following table compares the net earnings of Wisconsin Energy's manufacturing segment between the comparative periods.

	Three Months Ended September 30
Manufacturing Segment	2001	2000	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$100.3	$102.1	(1.8%)
International	32.9	32.6	1.0%
Total Operating Revenues	133.2	134.7	(1.1%)
Cost of Goods Sold	98.1	95.0	3.3%
Gross Margin	35.1	39.7	(11.6%)
Other Operating Expenses	28.5	29.9	(4.7%)
Operating Income	6.6	9.8	(32.7%)
Other Income (Expense), Net	0.1	(0.7)	114.3%
Financing Costs	5.4	4.8	12.5%
Income Before Income Taxes	1.3	4.3	(69.8%)
Income Taxes	0.9	2.4	(62.5%)
Net Income	$0.4	$1.9	(78.9%)
	======	======	======
WICOR merger related costs after tax (a)	$4.6	$4.3	12.2%
	======	======	======
Net Income excluding merger costs	$5.0	$6.2	(16.7%)
	======	======	======

(a) Merger related costs represent WICOR acquisition purchase accounting entries primarily goodwill amortization and interest expense.

Manufacturing operating revenues for the third quarter of 2001 decreased slightly by $1.5 million or 1.1% compared to the same period in 2000. Recent acquisitions contributed $9.7 million of revenues in 2001. The benefit for the quarter of the acquisitions was offset primarily by lower Water Systems retail sales and reduced export and international sales due to the strong US dollar. During the third quarter of 2001, international sales increased, primarily due to the acquisition of Vico in July 2001. Without Vico, international sales would have been down 8% mainly due to the impact of currency translation adjustments. Domestic sales decreased by $1.8 million, or 1.8%. The gross profit margins decreased to 26.4% for the quarter in 2001 from 27.1% for the same period in 2000 due to changes in the customer mix and the weak economy.

As described in further detail in Note 4 in Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements," in Part I of this report, Sta-Rite completed the acquisitions of Vico Products Manufacturing Co., Inc. and Ultra Jet Canada in July 2001. Subject to the successful integration of these companies into the manufacturing segment, Wisconsin Energy expects these acquisitions to be slightly accretive to earnings during the second half of 2001.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED EARNINGS

Consolidated earnings increased by $0.51 per share to $1.54 per share during the first nine months of 2001, including a $0.21 per share increase from the WICOR companies, which were acquired in April 2000, net SFAS 133 charges of $0.03 per share due to the adoption of SFAS 133 during 2001, and non-recurring gains on asset sales during the second quarter of 2001 in the amount of $0.14 per share.

Consolidated earnings increased by $0.45 per share or 41.3% to $1.54 per share during the first nine months of 2001 when compared to 2000 pro forma earnings, assuming that the WICOR acquisition had occurred on January 1, 2000. Between the comparative periods, utility energy segment earnings grew $0.25 per share before merger-related costs primarily due to an increase in electric utility gross margins. During the first nine months of 2001, earnings from non utility energy segment operations increased by $0.07 per share due to improved financial performance by Wisvest offset by the $ 0.03 of net SFAS 133 charges previously noted above and due to gains of $0.14 per share on non-recurring asset sales during the second quarter of 2001. Manufacturing segment earnings grew by $0.01 per share from $0.18 per share in 2000 to $0.19 per share in 2001. For purposes of this discussion, merger-related costs represent WICOR acquisition purchase accounting entries including goodwill amortization and interest expense.

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first nine months of 2001 with similar information during the first nine months of 2000 on an actual and pro forma basis.

	Nine Months Ended September 30
	2001	2000
Diluted Earnings Per Share	Actual	Pro Forma (a)	Actual

Utility Energy Segment	$1.64	$1.39	$1.14
Non-Utility Energy Segment
Operations	0.12	0.05	0.05
Net SFAS 133 Charges	(0.03)	-	-
Non-Recurring Asset Sales (b)	0.14	-	-
Manufacturing Segment	0.19	0.18	0.06
Other and Merger-Related Costs (c)	(0.53)	(0.53)	(0.22)
Net Earnings	$1.54	$1.09	$1.03

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000.

(b) Reflects gains on asset sales of $0.14 per share during the second quarter of 2001.

(c) Includes the holding company, other non-utility companies and merger-related costs.

A more detailed analysis of earnings contributions by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Utility energy segment net income increased by $39.3 million or 28.3% in the first nine months of 2001 compared with the first nine months of 2000, $23.9 million of which is attributable to Wisconsin Gas operations as a result of the seasonality of the gas heating business and the timing of the acquisition of Wisconsin Gas, acquired as part of the acquisition of WICOR in April 2000. The following table reconciles the change in the actual contribution to net income by Wisconsin Energy's utility energy segment between the comparative periods.

	Nine Months Ended September 30
		Increase (Decrease)
		Wisconsin
Utility Energy Segment	2000	Gas (a)	Other (b)	Total	2001
	(Millions of Dollars)
Operating Revenues
Electric	$1,349.1	$ -	$72.1	$72.1	$1,421.2
Gas	344.9	375.2	127.9	503.1	848.0
Other	15.6	0.5	1.0	1.5	17.1
Total Operating Revenues	1,709.6	375.7	201.0	576.7	2,286.3
Fuel and Purchased Power	371.5	-	39.9	39.9	411.4
Cost of Gas Sold	210.0	283.3	121.3	404.6	614.6
Gross Margin	1,128.1	92.4	39.8	132.2	1,260.3
Other Operating Expenses
Other Operation and Maintenance	524.5	19.0	44.1	63.1	587.6
Depreciation, Decommissioning
and Amortization	224.0	19.9	(5.2)	14.7	238.7
Property and Revenue Taxes	54.5	2.4	(0.5)	1.9	56.4
Operating Income	325.1	51.1	1.4	52.5	377.6
Other Income, Net	7.3	0.6	18.5	19.1	26.4
Financing Costs	101.3	11.3	(3.7)	7.6	108.9
Income Before Income Taxes	231.1	40.4	23.6	64.0	295.1
Income Taxes	92.4	16.5	8.2	24.7	117.1
Net Income	$138.7	$23.9	$15.4	$39.3	$178.0

  Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000. As a result, Wisconsin Gas operations were not a part of Wisconsin Energy during the 2000 heating season.
  Other includes Wisconsin Electric, Edison Sault and consolidating adjustments and eliminations between the utilities.

Net income for Wisconsin Energy's other utility subsidiaries, Wisconsin Electric and Edison Sault, increased $15.4 million between the comparative periods primarily because of higher electric utility gross margins, slightly higher gas utility gross margins and the interest income accrued on the deposit tendered to the Court related to the Giddings & Lewis, Inc./City of West Allis lawsuit during the first nine months of 2001, which were partially offset by higher other operation and maintenance expenses. The Company attributes the increases in electric and gas utility gross margins primarily to rate increases that were in effect during the first nine months of 2001 but not during the first nine months of 2000, and, to a lesser extent, to cooler winter weather during the first quarter of 2001 and hotter summer weather during the third quarter of 2001, which increased higher margin electric and gas retail sales volumes to higher margin customers.

Pro Forma Utility Energy Segment Operating Income

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of utility segment operating income, the following discussion includes Wisconsin Gas as if it had been a part of Wisconsin Energy during all periods but excludes merger-related costs.

With 2000 information pro formed to include Wisconsin Gas for all nine months ended September 30, 2000, utility energy segment operating income increased $16.0 million or 4.3 % between the comparative periods. The increase is due primarily to higher electric and gas utility gross margins which were partially offset by higher other operation and maintenance expenses. The following table compares the operating income of Wisconsin Energy's utility energy segment during the nine months ended September 30, 2001 with similar information for the nine months ended September 30, 2000.

Pro Forma (a)	Nine Months Ended September 30
Utility Energy Segment	2001	2000 (a)	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$1,421.2	$1,349.1	5.3%
Gas	848.0	560.8	51.2%
Other	17.1	15.9	7.5%
Total Operating Revenues	2,286.3	1,925.8	18.7%
Fuel and Purchased Power	411.4	371.6	10.7%
Cost of Gas Sold	614.6	337.0	82.4%
Gross Margin	1,260.3	1,217.2	3.5%
Other Operating Expenses
Other Operation and Maintenance	587.6	558.0	5.3%
Depreciation, Decommissioning
and Amortization	230.0	231.5	(0.6%)
Property and Revenue Taxes	56.4	57.5	(1.9%)
Operating Income	$386.3	$370.2	4.3%

(a) Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000 but excludes merger-related expenses.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the first nine months of 2001 with similar information for the first nine months of 2000.

	Nine Months Ended September 30
Electric Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Electric Operating Revenues	$1,421.2	$1,349.1	5.3%
Fuel and Purchased Power
Fuel	240.5	233.8	2.9%
Purchased Power	166.5	133.6	24.6%
Total Fuel and Purchased Power	407.0	367.4	10.8%
Gross Margin	$1,014.2	$981.7	3.3%

During the first nine months of 2001, total electric utility operating revenues increased by $72.1 million or 5.3% when compared with the first nine months of 2000 reflecting an increase of $33.1 million due to higher retail electric rates under Wisconsin's fuel cost adjustment procedure and an increase of $57 million primarily due to increased retail electric rates in Wisconsin. However, a 2.1% decrease in overall electric megawatt-hour sales during 2001 offset some of the revenue growth caused by the rate increases. While warmer weather during the summer of 2001 and cooler weather during the 2001 heating season resulted in a $28.8 million increase in total electric operating revenues, this was offset by a $46.8 million decrease in operating revenues primarily due to reduced electric sales to large commercial/industrial customers more fully discussed below, to lower sales for resale to other utilities, escrow accounting implemented during 2001 for revenue requirements associated with NOx expenditures and electric transmission revenues which are now received by the ATC.

Electric gross margin increased 3.3% between the comparative periods primarily due to the higher retail electric rates noted previously and to increased sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes. The change in gross margin also reflects a $39.6 million or 10.8% increase in fuel and purchased power expenses primarily as a result of higher purchased power energy and capacity costs due in part to a scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001. During 2000, Wisconsin Electric did not perform a refueling outage at Point Beach until the fourth quarter.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2001 with similar information for the first nine months of 2000.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$491.6	$443.2	10.9%	5,847.9	5,611.4	4.2%
Small Commercial/Industrial	450.9	412.2	9.4%	6,569.4	6,426.5	2.2%
Large Commercial/Industrial	363.8	359.5	1.2%	8,515.5	9,018.6	(5.6%)
Other-Retail/Municipal	54.1	48.3	12.0%	1,400.7	1,292.3	8.4%
Resale-Utilities	50.4	64.7	(22.1%)	1,388.7	1,877.0	(26.0%)
Other-Operating Revenues	10.4	21.2	(50.9%)	-	-	-
Total	$1,421.2	$1,349.1	5.3%	23,722.2	24,225.8	(2.1%)

Weather -- Degree Days (a)
Heating (4,419 Normal)				4,404	4,067	8.3%
Cooling (679 Normal)				709	556	27.5%

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 2.1% during the first nine months of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 362 thousand megawatt-hours or 18.9% between the comparative periods. Excluding these two mines, Wisconsin Energy's total electric energy sales fell by 0.6% and sales volumes to the remaining large commercial/industrial customers fell by 2.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 26.0 % between the periods due to a reduced demand to the Company for wholesale power.

Gas Utility Revenues, Gross Margins and Therm Deliveries

To eliminate the impact of the acquisition of Wisconsin Gas on the analysis of gas utility operations, the following discussion as it relates to 2000 information is pro formed to include Wisconsin Gas as if it had been a part of Wisconsin Energy since January 1, 2000. A comparison of Wisconsin Energy's gas utility operating revenues, gross margins and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $287.2 million or 51.2% between the first nine months of 2001 and the first nine months of 2000 offset by a $277.6 million increase in purchased gas costs.

Pro Forma (a)	Nine Months Ended September 30
Gas Utility Operations	2001	2000 (a)	% Change
	(Millions of Dollars)

Gas Operating Revenues	$848.0	$560.8	51.2%
Cost of Gas Sold	614.6	337.0	82.4%
Gross Margin	$233.4	$223.8	4.3%

  Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

Higher average prices for natural gas drove much of the 51.2% increase in operating revenues and the 82.4% increase in the cost of gas sold during the first nine months of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. Gas margins were up 4.3%, reflecting an increase in retail gas sales to weather sensitive customers as a result of colder weather during the winter heating months of 2001.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2001 with similar pro forma information for the first nine months of 2000.

Gross Margin			Therm Deliveries
Pro Forma	Nine Months Ended September 30			Nine Months Ended September 30
Gas Utility Operations	2001	2000 (a)	% Change	2001	2000 (a)	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$150.6	$140.6	7.1%	539.6	503.0	7.3%
Commercial/Industrial	44.4	41.9	6.0%	300.5	291.7	3.0%
Interruptible	1.5	1.8	(16.6%)	19.3	24.9	(22.5%)
Total Retail Gas Gross Margin	196.5	184.3	6.6%	859.4	819.6	4.9%
Transported Gas	30.8	33.5	(8.1%)	559.7	619.8	(9.7%)
Other-Operating	6.1	6.0	1.7%	-	-	-
Total Operating Gross Margin	$233.4	$223.8	4.3%	1,441.6	1,472.4	(2.1%)

Weather -- Degree Days (b)
Heating (4,419 Normal)				4,404	4,067	8.3%

(a) Information for the year 2000 includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas decreased by 2.1% during the first nine months of 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 7.3% and 3.0%, respectively, reflecting colder weather experienced during the winter heating season, which was 8.3% colder as measured by heating degree days. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. The increase caused by the colder weather was partially offset by customer conservation due to the higher cost of gas and to the weaker economy, which primarily affected commercial/industrial gas consumption. Transportation volumes were 9.7% lower than the prior year reflecting fuel switching to lower-cost fuel options and, to a lesser extent, the softening economy.

Other Utility Segment Items

Other Operation and Maintenance Expenses: Other operation and maintenance expenses increased by $29.6 million or 5.3% during the first nine months of 2001 when compared with the first nine months of 2000 pro formed. The most significant changes in other operation and maintenance expenses include $17.0 million of higher non-fuel nuclear expenses, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001 noted above, and approximately $35.1 million of higher electric transmission expenses primarily caused by a change in how electric transmission costs are recorded and reported as a result of the transfer of Wisconsin Electric's and Edison Sault's electric transmission assets to the ATC on January 1, 2001. The Company also benefited from savings it has been able to realize with the acquisition of WICOR on April 26, 2000. Administrative and General expenses also decreased significantly during the nine months of 2001 as compared to 2000 due in part to decreased use of contracted work.

Other Income, Net:   Other Income, Net increased by $19.1 million during the first nine months of 2001 due primarily to recognition of equity in the earnings of the ATC in 2001 and $8.0 million of interest income the Company has accrued on the deposit tendered to the Court related to the Giddings & Lewis, Inc./City of West Allis lawsuit partially offset by lower interest income on investments. For more information concerning this lawsuit, see Item 1, Financial Statements "Notes to Consolidated Condensed Financial Statements - Commitments and Contingencies" in Item 1 in Part I of this report.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Non-utility energy segment net income increased by $22.9 million during the first nine months of 2001, $16.5 million of which reflects previously reported after-tax gains on the non-recurring sale of certain assets during the second quarter of 2001. The remainder of the earnings increase primarily represents improved operating results at Wisvest-Connecticut offset by $3.8 million of net derivative accounting charges for oil contracts as a result of adopting SFAS 133 during 2001. For additional information concerning accounting for these oil contracts, see "Factors Affecting Results of Operations -- Market Risks" below.

The following table reconciles the change in the contribution to earnings by Wisconsin Energy's non-utility energy segment between the first nine months of 2001 and the first nine months of 2000. In addition, the table compares electric megawatt-hour sales from independent power production activities as well as electric megawatt-hour sales and natural gas therm sales as a result of non-utility energy marketing, trading and services activities.

	Nine Months Ended September 30
		Increase (Decrease)
Non-Utility Energy Segment	2000	WICOR (a)	Other (b)	Total	2001
	(Millions of Dollars, Except Statistics)
Operating Revenues
Independent Power Production	$103.5	$ -	$67.9	$67.9	$171.4
Energy Marketing, Trading & Services	119.4	22.7	(44.5)	(21.8)	97.6
Other	25.8	-	(9.5)	(9.5)	16.3
Total Operating Revenues	248.7	22.7	13.9	36.6	285.3
Fuel and Purchased Power	121.3	-	(7.7)	(7.7)	113.6
Cost of Gas Sold	50.8	21.7	-	21.7	72.5
Cost of Goods Sold	4.8	1.9	-	1.9	6.7
Gross Margin	71.8	(0.9)	21.6	20.7	92.5
Other Operating Expenses	60.3	0.4	(2.2)	(1.8)	58.5
Operating Income (Loss)	11.5	(1.3)	23.8	22.5	34.0
Other Income, Net	22.5	5.9	(19.8)	(13.9)	8.6
Financing Costs	24.4	0.4	(11.4)	(11.0)	13.4
Income Before Income Taxes	9.6	4.2	15.4	19.6	29.2
Income Taxes	3.7	1.6	5.6	7.2	10.9
Income Before Accounting Change	5.9	2.6	9.8	12.4	18.3
Cumulative Effect of Accounting Change	-	-	10.5	10.5	10.5
Net Income	$5.9	$2.6	$20.3	$22.9	$28.8

Statistics
Independent Power Production
Electric Megawatt-Hour Sales (Thousands)	2,445.1	-	1,065.9	1,065.9	3,511.0

Energy Marketing, Trading & Services (a) (c)
Electric Megawatt-Hour Sales (Thousands)	1,403.5	-	(945.9)	(945.9)	457.6
Gas Therm Sales (Millions)	96.5	(96.5)	-	(96.5)	-

  Wisconsin Energy's financial statements and statistics reflect the operations of WICOR Energy and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000. During April 2001, the operations of WICOR Energy were merged into an unconsolidated affiliate of Wisconsin Energy, ending direct gas marketing activities by the Company. In May 2001, FieldTech was sold to an unrelated third party.
  Other consists primarily of Wisvest. As previously noted in this report, Wisconsin Energy is pursing a strategy to sell Wisvest's two existing power plants in the state of Connecticut, which will significantly reduce the size of current non-utility energy segment operations.

(c) During the fourth quarter of 2001, the operations of Griffin Energy Marketing, L.L.C., a division of Wisvest, were halted, ending electric marketing activities by the Company. Griffin's activities have been winding down during 2001 as it has closed out previously negotiated transactions.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed $8.6 million to net income during the first nine months of 2001 compared with $6.9 million during the first nine months of 2000. The following table compares net income by Wisconsin Energy's manufacturing segment between the first nine months of 2001 and the first nine months of 2000.

	Nine Months Ended September 30
Manufacturing Segment (a)	2001	2000 (b)	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$325.0	$187.4	73.4%
International	107.9	57.1	89.0%
Total Operating Revenues	432.9	244.5	77.1%
Cost of Goods Sold	313.2	171.4	82.7%
Gross Margin	119.7	73.1	63.7%
Other Operating Expenses	86.4	50.9	69.7%
Operating Income	33.3	22.2	50.0%
Other Income (Expense), Net	0.2	(0.6)	133.3%
Financing Costs	16.8	8.4	100.0%
Income Before Income Taxes	16.7	13.2	26.5%
Income Taxes	8.1	6.3	28.6%
Net Earnings	$8.6	$6.9	24.6%

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

The manufacturing segment posted pro forma net income of approximately $22.5 million during the first nine months of 2001 compared with pro forma net income of $21.9 million during the first nine months of 2000. On a year to date basis, operating revenues declined slightly between the comparative periods primarily due to a softening domestic and international economy offset by acquisitions, but operating income was up 3.1% primarily due to the continuation of cost improvement programs. Acquisitions completed in 2000 and 2001 contributed $17.5 million in sales year to date over the same period last year. Although total domestic sales fell 0.2 % for the nine months ended September 30, 2001, some markets increased over the same period in 2000. Sales in Pool/Spa markets were up during the first nine months of 2001, due to Sta-Rite's acquisition of Vico in July 2001, and Fire Services also grew during the 2001 due to strong product demand. All other markets experienced relatively flat or decreased sales due mainly to poor market and economic conditions. This trend may result in lower than anticipated earnings contributions by the manufacturing segment during the remainder of 2001. International revenues and earnings contributions were lower during the first nine months of 2001 than during the same period in 2000 primarily due to a strong U.S. dollar. Year to date operating expenses have decreased 2.8% due primarily to cost reduction initiatives and improved operating efficiencies. Pro forma operating income increased slightly to 9.9% year to date in 2001, as compared to 9.6% for the same period in 2000.

The following table provides additional detail about pro formed operating revenues, gross margin and operating income of the manufacturing segment during the comparative periods.

Pro Forma (a)	Nine Months Ended September 30
Manufacturing Segment	2001	2000	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$325.0	$325.8	(0.2%)
International	107.9	108.2	(0.3%)
Total Operating Revenues	432.9	434.0	(0.3%)
Cost of Goods Sold	310.2	310.3	-
Gross Margin	122.7	123.7	(0.8%)
Other Operating Expenses	79.9	82.2	(2.8%)
Operating Income	$42.8	$41.5	3.1%

(a) Includes WICOR Industries, Inc. as if it had been part of Wisconsin Energy since January 1, 2000 but excludes merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the nine month periods ended September 30, 2001 and September 30, 2000:

	Nine Months Ended September 30
Wisconsin Energy Corporation	2001	2000
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$426.6	$417.0
Investing Activities	(211.3)	(1,743.6)
Financing Activities	(183.6)	1,299.4

Operating Activities

Cash provided by operating activities increased to $426.6 million during the first nine months of 2001 compared with $417.0 million during the same period in 2000, reflecting higher 2001 earnings offset by (1) an increase in working capital requirements reflecting a $20 million payment to the Wisconsin Energy Foundation in the first quarter of 2001 and including a reduction in the unusually large refundable gas cost balance existing at December 31, 2001, (2) an increase in income taxes paid as a result of higher earnings during the first nine months of 2001, (3) a $35 million tax refund received in the first quarter of 2000 related to litigation, and (4) changes in how the Company accounts for electric transmission earnings and costs as a result of its transfer of electric transmission assets to the ATC in January 2001.

Investing Activities

During the first nine months of 2001, Wisconsin Energy invested $211.3 million on a consolidated basis with total capital expenditures of $428.7 million including $269.3 million for utility plant, $68.4 million for non-utility energy projects, $20.8 million for manufacturing and $70.2 million for other non-utility activities. During the same period, the Company received $120.0 million of cash distributions from the ATC and $148.2 million of net proceeds from asset sales, primarily from the Company's continued program to divest of non-core businesses and assets. Due to different refueling outage schedules at Point Beach Nuclear Plant between the comparative periods, the Company spent $25.9 million less during the first nine months of 2001 on the acquisition of nuclear fuel when compared with the first nine months of 2000. During the nine months ended September 30, 2000, Wisconsin Energy spent $1.7 billion in investing activities, primarily reflecting the $1.2 billion acquisition of WICOR in April 2000.

Financing Activities

During the first nine months of 2001, Wisconsin Energy used $183.6 million of net cash in financing activities compared with receiving net cash in the amount of $1.3 billion during the first nine months of 2000, reflecting in large part the initial financing of the WICOR acquisition in 2000 as well as debt retirements and common stock repurchases in 2001.

In March 2001, Wisconsin Energy received approximately $990 million of cash through the issuance of $1 billion of intermediate-term unsecured senior notes. Proceeds from the issuance of these debt securities were added to the Company's general funds and were used to repay commercial paper borrowings related primarily to the WICOR acquisition.

During the first nine months of 2001, Wisconsin Energy purchased approximately 4.3 million shares of common stock for $97.1 million under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first nine months of 2001, Wisconsin Energy issued approximately 2.3 million new shares of common stock aggregating $41.5 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2001 are expected to be met through a combination of internal sources of funds from operations, asset sales and the sale of debt securities.

In September 2001, Wisconsin Energy filed a shelf registration statement with the Securities and Exchange Commission for the proposed offering from time to time, together or separately, of up to $500 million of (i) unsecured debt securities, (ii) preferred stock, par value $.01 per share, or (iii) preferred securities of WEC Capital Trust II. Wisconsin Energy may issue, depending on market conditions and other factors, up to $300 million principal amount of unsecured senior notes during the fourth quarter of 2001, the proceeds of which would be used to reduce outstanding short-term borrowings.

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

On September 30, 2001, Wisconsin Energy had $900 million of total available unused short-term borrowing capacity on a consolidated basis under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Energy had $1.5 billion of available unused lines of bank credit on a consolidated basis to support its outstanding commercial paper and other short-term borrowing arrangements.

The following table shows Wisconsin Energy's consolidated capitalization structure at September 30, 2001 and at December 31, 2000:

Capitalization Structure	September 30, 2001		December 31, 2000
	(Millions of Dollars)

Common Equity	$2,062.6	32.1%	$2,016.8	31.4%
Preferred Stock	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.1%	200.0	3.1%
Long-Term Debt (including
current maturities)	3,560.7	55.5%	2,788.1	43.4%
Short-Term Debt	561.5	8.8%	1,386.1	21.6%
Total	$6,415.2	100.0%	$6,421.4	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch. Commercial paper of WICOR Industries is unrated.

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A2	A+

Wisconsin Electric Power Company
Commercial Paper	A-1	P-1	F1+
Secured Senior Debt	A	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB+	A2	AA-

Wisconsin Gas Company
Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

Wisconsin Energy Capital Corporation
Unsecured Debt	A-	A2	A+

WEC Capital Trust I
Trust Preferred Securities	BBB	A3	A

S&P's and Moody's current outlook for Wisconsin Energy and its subsidiaries is stable while Fitch currently maintains a negative outlook for Wisconsin Energy Corporation and for Wisconsin Energy Capital Corporation. Fitch's outlook for Wisconsin Electric and Wisconsin Gas is currently stable.

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

On October 18, 2001, Standard and Poor's announced it was lowering the ratings of Wisconsin Energy and affiliates. As reflected in the above table, Wisconsin Energy's commercial paper rating was changed from A-1 to A-2 and Wisconsin Electric and Wisconsin Gas commercial paper ratings were changed from A-1+ to A-1. Wisconsin Energy's senior unsecured debt rating was changed from A+ to A-. Wisconsin Electric's senior secured debt rating was changed from AA- to A, senior unsecured debt rating was changed from A+ to A- and preferred stock rating was changed from A to BBB+. Wisconsin Gas's senior unsecured debt rating was changed from AA- to A. Wisconsin Energy Capital Corporation's senior unsecured debt rating was changed from A+ to A-. The rating of Wisconsin Energy Capital Trust I trust preferred securities was changed from A- to BBB.

On October 26, 2001, Fitch reaffirmed the outlook and the security ratings of Wisconsin Energy, Wisconsin Electric Power Company, and Wisconsin Energy Capital Corporation and the security rating of WEC Capital Trust I trust preferred securities.

Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures, for long- and short-term debt retirements, for the purchase of nuclear fuel, and for continuing repurchases of outstanding shares of the Company's common stock. Wisconsin Energy's total consolidated capital expenditure budget for the remainder of 2001 is approximately $315 million. Assuming, among other factors, planned asset sales during the remainder of 2001, continuation of the Company's common stock repurchase program and issuance of the unsecured senior notes during the fourth quarter of 2001 noted above, the Company expects its overall debt levels to increase by approximately $105 million during the remaining three months of 2001 and its debt to total capital ratio to increase to approximately 65% by the end of 2001 from 64% as of September 30, 2001. Previously the Company had expected the debt to total capital ratio to be 63% by the end of 2001. With the delay in the planned Wisvest-Connecticut asset sale, this ratio is expected to be reached by the end of 2002.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

OUTLOOK

The following outlook includes forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business, competitive and regulatory conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in coal or natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; regulatory decisions; obtaining the necessary regulatory approvals and investment capital to implement the Power the Future strategy; the timing and extent of realization of anticipated synergy benefits from the WICOR merger; disposition of legal proceedings; and foreign governmental, economic, political and currency risk; continuation of the common stock repurchase plan and other factors referred to under "Cautionary Factors" below.

Earnings:   In its 2000 Annual Report on Form 10-K, Wisconsin Energy had projected that its 2001 earnings would be in the range of $2.00 to $2.25 per diluted share. It confirmed in its Quarterly Report on Form 10-Q for the period ended June 30, 2001 that the Company continued to expect to achieve earnings for 2001 in the lower end of this range. Excluding the net impact of SFAS 133 through September 30, 2001 and $0.14 per share of non-recurring gains on asset sales that were reported in the second quarter of 2001, Wisconsin Energy currently believes that 2001 earnings will be in the range of $2.05 to $2.10 per share. This forecast assumes, among other factors, normal weather, the achievement of merger savings, and continuation of the share repurchase program for the remaining three months of 2001.

Subject to the many variables which can affect such a projection, including weather, appropriate recovery of fuel costs, continuation of the share repurchase program, other factors listed above and assuming an approximately $0.18 per share benefit due to adoption of the new accounting standard that eliminates the amortization of goodwill, Wisconsin Energy currently expects that it can achieve earnings in the range of $2.20 to $2.40 per diluted share during 2002.

UTILITY RATES AND REGULATORY MATTERS

See Item 1, Legal Proceedings, "Utility Rates and Regulatory Matters" in Part II of this report for information related and to the transfer of the Company's electric transmission assets to the American Transmission Company and to a recent court decision regarding the PSCW's final order in Wisconsin Electric's 2000/2001 Test Year pricing proposal.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, that would improve the supply and reliability of electricity in Wisconsin and that is expected to improve the Company's financial results. This Power the Future strategy is needed to meet growing load and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued by the governor of Wisconsin, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Wisconsin Electric's load is growing at approximately 100-150 megawatts per year. Power the Future adds new coal capacity to the power portfolio and allows Wisconsin Electric to maintain roughly the same fuel mix as today.

As part of its Power the Future strategy, Wisconsin Energy would invest in the following over the next ten years:

  Approximately $3 billion in at least 2,800 megawatts of new natural gas-based and coal-based generating capacity;
  Approximately $1.3 billion in existing electric generating assets; and
  Approximately $2.7 billion in new and existing electric utility distribution system assets and other capital projects.

Wisconsin Energy has created a new non-utility energy subsidiary that would construct and own the new generating capacity noted above. Under the enhanced Power the Future strategy, Wisconsin Electric would sign 20 to 25-year leases for each facility, approved by the PSCW, and would operate and maintain the new plants as part of the lease agreements. At the end of the original contracts, Wisconsin Electric would have the right to renegotiate and continue the leases, or acquire the associated plants outright, at market value. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have some opportunity to expand or extend wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. In late February 2001, Wisconsin Energy filed its enhanced Power the Future proposal with the PSCW. Separately, the state legislature amended several laws in May of 2001, which were critical to the development of the Power the Future strategy. The enhanced Power the Future proposal has benefited from a broad coalition of support including customer groups, public power, municipal and cooperative utilities and smaller investor-owned utilities in Wisconsin. On October 16, 2001, the Public Service Commission of Wisconsin ruled on Wisconsin Electric's request for a declaratory ruling on Power the Future. The PSCW approved the reimbursement of certain pre-certification expenses associated with the project. However, individual expenses are subject to a review, and must be approved by the PSCW in order to be recovered. The Commission also ruled that such expenses would fall within the reliability "carve-out" contained in the Commission's previous order approving the merger of WICOR and Wisconsin Energy which would allow the Company to seek recovery of such expenses. Wisconsin Energy anticipates obtaining the capital necessary to finance and execute this strategy from a combination of internal and external sources.

MARKET RISKS

Commodity Price Risk:   The Company utilizes both physical and financial contracts to mitigate its exposure to fluctuations in the market price of fuel oil used for production of electricity in its Wisvest-Connecticut operations. These contracts are considered derivative instruments under accounting standards which became effective in the first quarter of 2001 and which require the Company to record these contracts at fair value. In total, the Company has recognized net SFAS 133 charges of $3.8 million or $0.03 per share during the first nine months of 2001 The initial adoption of these standards resulted in an increase to net income of $10.5 million or $0.09 per diluted share in the first quarter of 2001, which was presented as a cumulative effect of a change in accounting principle. Subsequent to initial application, these standards require that all future changes in fair value be recorded in earnings before the cumulative effect of a change in accounting principle. The net effect of changes in fair value in the first and second quarters of 2001 was not significant. Significant declines in the market value of fuel oil in the third quarter of 2001 resulted in a $14.3 million or $0.12 per diluted share non-cash charge to earnings to reflect the change in the value of physical and financial derivative fuel oil contracts in existence during the third quarter of 2001. Wisconsin Energy is currently seeking to sell its two Wisvest-Connecticut power plants and expects to sell these by mid-2002. Variability in earnings related to accounting for its oil contracts may continue until the Wisvest-Connecticut operations are sold.

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

Operating, Financial and Industry Factors
  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
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
  Changes in social attitudes regarding the utility and power industries.
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
  Authoritative generally accepted accounting principle or policy changes, such as issuance during the summer of 2001 of SFAS 142 , Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions or divestitures, including the planned sale of Wisvest's two power plants in the state of Connecticut; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.
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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals and obtaining the investment capital from outside sources necessary to implement the strategy.
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

*****

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risks at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations-Market Risks," in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations-Market Risks," in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended June 30, 2001. For information concerning interest rate risks, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations," in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2001. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations - Market Risks," in Part II of Wisconsin Energy's 2000 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2000 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Reports on Form 10-Q for the period ended March 31, 2001 and June 30, 2001.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Item 1,Financial Statements- "Notes to Consolidated Condensed Financial Statements-Commitments and Contingencies" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit and the proposed settlement of previously reported demands to initiate a shareholder derivative proceeding, which information is incorporated herein by reference.

.

UTILITY RATES AND REGULATORY MATTERS

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the Public Service Commission of Wisconsin approve $58.8 million of annual rate relief to recover costs associated with the formation and operation of the American Transmission Company , which was designed to enhance access and increase electric system reliability and market efficiency. Wisconsin Electric also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are due to the implementation of capital improvement projects that will increase transmission capacity and reliability. In addition, Wisconsin Electric and Edison Sault requested from the Michigan Public Service Commission rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for Wisconsin Electric and $0.6 million for Edison Sault for their operations in Michigan through the Michigan Power Supply Cost Recovery mechanism. Both the requests are pending. The Companies anticipate that cost recovery of the transmission related costs will be earnings neutral subject to approval of these requests by the PSCW and MPSC.

Power the Future:   See Item 2, Management's Discussion & Analysis of Finance Condition and Results of Operations-" Factors Affecting Results of Operations -- Utility Rates and Regulatory Matters" in Part 1 of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

Wisconsin Electric Power Company's 2000/2001 Test Years:   On March 23, 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing an increase for electric operations of $25.2 million and $11.6 million for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000.

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized an annualized increase which was $3.6 million lower than authorized in the interim order for gas operations.. Wisconsin Electric has refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders.

On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. On November 1, 2001 the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded it back to the PSCW for action. The matter is pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.
10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

  REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of September 5, 2001 was filed by Wisconsin Energy on September 13, 2001 to report a Wisconsin Appellate Court decision in the Giddings & Lewis, Inc./City of West Allis lawsuit.

A Current Report on Form 8-K dated as of September 20, 2001 was filed by Wisconsin Energy on September 21, 2001 to report the termination of an agreement for the sale of two power plants operated by Wisvest-Connecticut, LLC.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/PAUL DONOVAN

Date: November 13, 2001	Paul Donovan, Senior Vice President, Chief Financial Officer and duly authorized officer

WISCONSIN ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference in this report:

Exhibit No.
10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges