Form 10-K
period 2001-12-31
WISCONSIN ENERGY CORP
filed 2002-03-26
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-09057	WISCONSIN ENERGY CORPORATION	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 2949
Milwaukee, WI 53201
(414) 221-2345

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates is approximately $2.8 billion based upon the reported last sale price of such securities as of February 28, 2002.

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2002):

Common Stock, $.01 Par Value, 114,761,001 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 2, 2002, are incorporated by reference into Part III hereof.

WISCONSIN ENERGY CORPORATION

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS
Item	Page
PART I

1. Business .....................................................................................................................................
Introduction ............................................................................................................................
Utility Energy Segment ..........................................................................................................
Electric Utility Operations ................................................................................................
Electric Sales ................................................................................................................
Competition ..................................................................................................................
Electric Supply .............................................................................................................
Coal-Based Generation .................................................................................................
Nuclear Generation ......................................................................................................
Hydroelectric Generation .............................................................................................
Natural Gas-Based Generation ......................................................................................
Oil-Based Generation ....................................................................................................
Purchase Power Commitments ....................................................................................
Electric Transmission ...................................................................................................
Renewable Electric Energy ..........................................................................................
Gas Utility Operations ......................................................................................................
Gas Deliveries ..............................................................................................................
Competition ..................................................................................................................
Gas Supply, Pipeline Capacity and Storage .................................................................
Other Utility Operations ...................................................................................................
Utility Rate Matters ..........................................................................................................
Non-Utility Energy Segment .................................................................................................
W.E. Power, LLC .............................................................................................................
Wisvest Corporation .........................................................................................................
Other Non-Utility Energy Operations ...............................................................................
Manufacturing Segment .........................................................................................................
U.S. Operations .................................................................................................................
International Operations ...................................................................................................
Raw Materials and Patents ................................................................................................
Other Non-Utility Operations ................................................................................................
Minergy Corp. ...................................................................................................................
Wispark LLC ....................................................................................................................
Other Non-Utility Subsidiaries .........................................................................................
Regulation ..............................................................................................................................
Wisconsin Energy Corporation .........................................................................................
Utility Energy Segment ....................................................................................................
Non-Utility Energy Segment ............................................................................................
Environmental Compliance ...................................................................................................
Environmental Expenditures .............................................................................................
Solid Waste Landfills ........................................................................................................
Coal-Ash Landfills ............................................................................................................
Manufactured Gas Plant Sites ...........................................................................................
Air Quality ........................................................................................................................
Other ......................................................................................................................................

2. Properties ..................................................................................................................................
Utility Energy Segment .........................................................................................................
Non-Utility Energy Segment .................................................................................................
Manufacturing Segment .........................................................................................................
Other ......................................................................................................................................

3. Legal Proceedings .....................................................................................................................
Environmental Matters ..........................................................................................................
Utility Rate Matters ...............................................................................................................
Other Matters .........................................................................................................................

4. Submission of Matters to a Vote of Security Holders ...............................................................

Executive Officers of the Registrant .........................................................................................

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ............................
Number of Common Stockholders .....................................................................................
Common Stock Listing and Trading .....................................................................................
Dividends and Common Stock Prices .................................................................................

6. Selected Financial Data ........................................................................................................
Consolidated Selected Financial and Statistical Data ...........................................................
Consolidated Selected Quarterly Financial Data (Unaudited)................................................
Consolidated Selected Utility Operating Data ......................................................................

7. Management's Discussion & Analysis of Financial Condition & Results of Operations......
Corporate Developments .....................................................................................................
Introduction ......................................................................................................................
Corporate Strategy ...........................................................................................................
Business Opportunities .................................................................................................
Divestiture of Non-Core Assets.....................................................................................
Results of Operations .........................................................................................................
Consolidated Earnings ....................................................................................................
Utility Energy Segment Contribution To Earnings ........................................................
Electric Utility Revenues, Gross Margins and Sales .................................................
Gas Utility Revenues, Gross Margins and Therm Deliveries ....................................
Pro Forma Gas Utility Gross Margins and Therm Deliveries .................................
Other Utility Segment Items .....................................................................................
Non-Utility Energy Segment Contribution To Earnings ..............................................
Manufacturing Segment Contribution To Earnings ......................................................
Consolidated Other Income and Deductions .................................................................
Consolidated Financing Costs .......................................................................................
Consolidated Income Taxes ...........................................................................................
Liquidity and Capital Resources .......................................................................................
Cash Flows .....................................................................................................................
Operating Activities ....................................................................................................
Investing Activities .....................................................................................................
Financing Activities ....................................................................................................
Capital Resources and Requirements .............................................................................
Capital Resources ........................................................................................................
Capital Requirements...................................................................................................
Factors Affecting Results, Liquidity and Capital Resources .............................................
Market Risks and Other Significant Risks ................................
Rates and Regulatory Matters ...........................................................................................
Wisconsin Jurisdiction .................................................................................................
Michigan Jurisdiction ...................................................................................................
Electric System Reliability ...............................................................................................
Environmental Matters .....................................................................................................
Legal Matters ..................................................................................................................
Nuclear Operations .........................................................................................................
Industry Restructuring and Competition ...........................................................................
Electric Utility Industry ...............................................................................................
Natural Gas Utility Industry .........................................................................................
Accounting Developments ................................................................................................
Significant Accounting Policies ........................................................................................
Cautionary Factors ..........................................................................................................

7A.Quantitative and Qualitative Disclosures About Market Risk ...............................................

8. Financial Statements and Supplementary Data......................................................................
Consolidated Income Statements .........................................................................................
Consolidated Statements of Cash Flows ..............................................................................
Consolidated Balance Sheets ..............................................................................................
Consolidated Statements of Capitalization ...........................................................................
Consolidated Statements of Common Equity .......................................................................
Notes to Consolidated Financial Statements .......................................................................
Note A -- Summary of Significant Accounting Policies ..................................................
Note B -- Mergers and Acquisitions .................................................................................
Note C -- Asset Sales and Divestitures .............................................................................
Note D -- Non-Recurring Charges ...................................................................................
Note E -- Income Taxes ...................................................................................................
Note F -- Nuclear Operations ..........................................................................................
Note G -- Common Equity ..............................................................................................
Note H -- Trust Preferred Securities ...............................................................................
Note I -- Long-Term Debt ...............................................................................................
Note J -- Short-Term Debt .............................................................................................
Note K -- Derivative Instruments .....................................................................................
Note L -- Fair Value of Financial Instruments ................................................................
Note M -- Benefits ...........................................................................................................
Note N -- Segment Reporting ..........................................................................................
Note O -- Commitments and Contingencies ....................................................................
Report of Independent Public Accountants -- Arthur Andersen LLP ....................................
Report of Independent Accountants -- PricewaterhouseCoopers LLP ..................................

9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.......

PART III

10. Directors and Executive Officers of the Registrant ............................................................

11. Executive Compensation .................................................................................................

12. Security Ownership of Certain Beneficial Owners, and Management..................................

13. Certain Relationships and Related Transactions .................................................................

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................................

Schedule 1 - Condensed Parent Company Financial Statements ..............................................

Signatures ..................................................................................................................................

Exhibit Index .............................................................................................................................

PART I

ITEM 1. BUSINESS

INTRODUCTION

Wisconsin Energy Corporation was incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. It maintains its principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries.

Wisconsin Energy conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc ("WICOR Industries").

Utility Energy Segment:   The utility energy segment consists of: Wisconsin Electric, which serves over 1,000,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 413,000 gas customers in Wisconsin and about 450 steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves about 554,000 gas customers in Wisconsin and about 2,200 water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves approximately 22,000 electric customers in the Upper Peninsula of Michigan.

Non-Utility Energy Segment:   As of January 1, 2001, the non-utility energy segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities; WICOR Energy Services Company ("WICOR Energy"), which engaged in natural gas marketing as well as energy and price risk management; and FieldTech, Inc. ("FieldTech"), which provided meter reading and technology services for gas, electric and water utilities. During April 2001, the operations of WICOR Energy were merged into Kaztex Energy Management, Inc., an unconsolidated affiliate of Wisconsin Energy ("Kaztex"). In May 2001, FieldTech was sold to an unaffiliated third party. Wisconsin Energy is currently evaluating proposals to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut. In November of 2001, the Company created W.E. Power, LLC ("W.E. Power"), a new non-utility energy subsidiary that will construct and own the new generating capacity included in the Company's Power the Future strategy assuming all required regulatory approvals are obtained. See Item 7 for more information on Power the Future.

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

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate. In May 2000, Wisconsin Energy announced that it would sell a significant portion of its portfolio of non-utility real estate assets.

Wisconsin Gas, WICOR Energy, FieldTech, WICOR Industries, Sta-Rite, SHURflo and Hypro were acquired by Wisconsin Energy as a result of the Company's acquisition of WICOR, Inc. ("WICOR") on April 26, 2000. WICOR remains a subsidiary of Wisconsin Energy, functioning as an intermediary holding company of the former WICOR companies.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of the Power the Future growth strategy, Wisconsin Energy plans to: (1) invest in new natural gas-based and coal-based electric generating facilities and major upgrades on Wisconsin Electric's existing generation facilities that would be owned within the non-utility energy segment and leased back to Wisconsin Electric, (2) invest through Wisconsin Electric in upgrades costing less than $10 million in existing electric generating facilities at Wisconsin Electric, and (3) invest through Wisconsin Electric in upgrades of the existing energy distribution system. As part of this strategy, the Company also announced and began implementing plans to divest of non-core assets and operations, primarily in its non-utility energy segment and its non-utility real estate operations. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning the Power the Future strategy may be found below under "Non-Utility Energy Segment" and "Environmental Compliance" as well as in Item 7.

For further financial information about Wisconsin Energy's business segments, see "Results of Operations" in Item 7 and "Note N -- Segment Reporting" in the Notes to Consolidated Financial Statements in Item 8.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

The Company's electric utility operations consist of the electric operations of Wisconsin Electric as well as Edison Sault. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,327,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Edison Sault generates, distributes and sells electric energy in a territory of approximately 2,000 square miles with a population of approximately 54,000 in the eastern Upper Peninsula of Michigan.

Electric Sales

See "Consolidated Selected Utility Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1997 through 2001.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.5 million megawatt hours ("mwh") during 2001, a 2.7% decrease from 2000. Approximately 0.3 million of megawatt-hour sales during 2001 were to Edison Sault. There were approximately 1,044,000 electric customers at December 31, 2001, an increase of 1.7% since December 31, 2000.

Edison Sault:   Edison Sault is authorized to provide retail electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.8 million megawatt hours during 2001 and 2000. No significant megawatt-hour sales during 2001 were to Wisconsin Electric. There were approximately 22,000 electric customers at December 31, 2001 and December 31, 2000.

Electric Sales Growth:   Assuming moderate growth in the economy of its electric utility service territories and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales of the utility energy segment to grow at a compound annual rate of 2.6% over the six-year period ending December 31, 2007.

Sales To Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, machinery production as well as to large retail chains. Edison Sault provides electric service to industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

The Company's largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 6.6%, 7.7% and 7.0% of the Company's total electric utility energy sales during 2001, 2000 and 1999, respectively. One of the mines is currently idle pending a production decision by its owners.

Sales to Wholesale Customers:   During 2001, Wisconsin Electric sold wholesale electric energy to four municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 42 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Edison Sault sold wholesale electric energy to one rural cooperative during 2001. Wholesale sales accounted for approximately 10.8% of the Company's total electric energy sales and 6.0% of total electric operating revenues during 2001 compared with 12.1% of total electric energy sales and 7.2% of total electric operating revenues during 2000.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Energy, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 6,298 megawatts on August 7, 2001. The summer period is the most relevant period for capacity planning purposes at the Company. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 15% planning reserve margin in place prior to the upcoming peak season. The Public Service Commission of Wisconsin ("PSCW") guidelines to electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission has not provided guidelines in this area. During the years 2002 through 2007, Wisconsin Energy currently estimates that electric peak demand obligation will grow at an annualized rate of 2.6% to approximately 6,700 megawatts by the year 2007.

Effective January 1, 2001, Wisconsin Energy combined the service territories of Wisconsin Electric and Edison Sault, a winter peaking utility as a result of heating load, into a single control area.

In spite of continued tight regional electric supply, especially during episodes of hot and humid weather, the Company had adequate capacity to meet all of its firm electric load obligations during 2001 and expects to have adequate capacity to meet all of its firm obligations during 2002. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding the Company's generation facilities, see "Utility Energy Segment" in Item 2.

Competition

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric utility industry has been following a trend towards restructuring and increased competition. However, given electric reliability problems in the state of California, which had previously deregulated, and the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Energy cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31.

	Estimate	Actual
	2002 (a)	2001	2000	1999

Coal	59.1%	61.1%	62.9%	62.3%
Nuclear	22.1%	24.6%	22.8%	21.5%
Hydroelectric	2.0%	1.6%	1.6%	1.8%
Natural gas	1.1%	0.7%	1.0%	1.3%
Oil and Other (b)	0.1%	0.1%	0.2%	0.2%
Net Generation	84.4%	88.1%	88.5%	87.1%
Power Purchases (c)	15.6%	11.9%	11.5%	12.9%
Total	100.0%	100.0%	100.0%	100.0%
	=====	=====	=====	=====

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Energy's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

(c)	Excludes total intercompany sales between Edison Sault and Wisconsin Electric of 305.5 thousand mwh during 2001, 175.6 thousand mwh during 2000 and 175.2 thousand mwh during 1999.

Wisconsin Energy's net generation totaled 28.9 million megawatt hours during 2001 compared with 29.8 million megawatt hours during 2000 and 28.6 million megawatt hours during 1999. When compared with the past three years, net generation as a percent of the Company's total electric energy supply is expected to decrease during 2002 in large part due to planned outages at various Wisconsin Electric generating facilities and the use of purchased power to meet load growth.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below. The price of natural gas decreased in 2001 after increasing significantly during 2000.

	2001	2000	1999

Coal	$1.04	$1.11	$1.10
Nuclear	$0.57	$0.53	$0.55
Natural Gas	$4.57	$5.08	$2.82
Oil	$7.11	$5.27	$3.57

Coal-Based Generation

Coal Supply:   Wisconsin Electric diversifies the coal supply for its power plants in the states of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. During 2002, 99% of Wisconsin Electric's projected coal requirements of 13.0 million tons will be under contracts which are not tied to market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2002 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

Contract
Expiration Date	Annual Tonnage

Dec. 2002	500,000
Dec. 2002	750,000
Dec. 2002	2,000,000
Dec. 2002	4,000,000
Dec. 2003	500,000
Dec. 2005	3,200,000
Dec. 2005	1,600,000
Dec. 2006	2,000,000

As of the beginning of 2002, Wisconsin Electric had approximately a 108-day supply of coal in inventory at its coal-fired facilities.

Coal Deliveries:   Approximately 80% of Wisconsin Electric's 2002 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F -- Nuclear Operations" in Item 8.

Nuclear Management Company:   Nuclear Management Company, LLC ("NMC") owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC provides services to nine nuclear generating units at seven sites in the states of Wisconsin, Minnesota, Michigan, Iowa, and Nebraska with a total combined generating capacity of about 5,300 megawatts as of December 31, 2001. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

In August 2001, the United States Nuclear Regulatory Commission issued Bulletin 2001-01, Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles, requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. NMC responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC intends to conduct more thorough inspections of the reactor pressure vessel heads and nozzles during the Spring 2002 Unit 2 refueling outage and the Fall 2002 Unit 1 refueling outage.

Nuclear Fuel Supply:   Wisconsin Electric purchases uranium concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note I -- Long-Term Debt" in Item 8.

Uranium Requirements:   Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Wisconsin Electric has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of annual requirements through 2007 under these staggered, extended fuel cycles.

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

Fabrication:   Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC for the balance of the plant's current operating licenses. During its fall 2000 refueling outage, the first reload region of a new fuel design from Westinghouse was loaded into Point Beach Unit 2. The first reload region of the new fuel design in Unit 1 was loaded during its spring of 2001 refueling outage. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

Used Fuel Storage & Disposal:   For information concerning used fuel storage and disposal issues, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Decommissioning:   Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 2001 to approximately $590 million compared with an estimated cost to decommission Point Beach of $621 million in current dollars. For additional information regarding decommissioning, see "Note F -- Nuclear Operations" in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see "Note F - Nuclear Operations" in Item 8.

Hydroelectric Generation

Wisconsin Electric:   Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts in December 2001. Of these fourteen plants, thirteen are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed.

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

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Mary's River in Sault Ste. Marie, Michigan. This 17 megawatt contract has a tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

Natural Gas-Based Generation

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

Wisconsin Electric also has power purchase agreements with Mirant Corporation and LSP-Whitewater, LP, both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement. Wisconsin Electric procures and delivers fuel to Mirant's Neenah Power Plant and receives the electric power produced, as discussed in "Purchase Power Commitments" below. This plant uses natural gas as its primary fuel, with fuel oil as backup. Fuel supplies to Mirant's Neenah Power Plant utilize the same procedures and agreements that are used for Wisconsin Electric's facilities.

An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Wisconsin Electric has another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility which is scheduled to begin commercial operation during the summer of 2002. Wisconsin Electric will procure and deliver fuel to the plant and receive the electric power produced, similar to the Mirant agreement. Fuel supplies to the Zion facility will utilize the same procedures as other Wisconsin Electric facilities; however, the Zion facility will be connected to Natural Gas Pipeline of American rather than ANR Pipeline, in turn procedures and agreements for transportation and balancing will be slightly different than those of the other Wisconsin Electric facilities.

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

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie, Whitewater Cogeneration Facility and Oak Creek Power Plants. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants. Both the Germantown Power Plant and Mirant's Neenah Power Plant are directly connected to ANR Pipeline, with no gas distribution utility involvement.

Firm gas transportation has been contracted for during the peak summer period between the Joliet gas trading hub south of Chicago, Illinois and Wisconsin Electric's power plant interconnects. A portion of Wisconsin Electric's gas requirements will be purchased at the Joliet hub.

Oil-Based Generation

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

Subject to various regulatory approvals, the four original generating units at the Germantown Power Plant will be converted, from 2002 to 2004, to dual fuel (natural gas and oil). A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000.

Purchase Power Commitments

Wisconsin Electric:   To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with subsidiaries of Cogentrix, Inc., Mirant and Calpine Corporation.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from a gas-fired cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements. For additional information, see "Note I -- Long-Term Debt" in Item 8.

Mirant's Neenah Power Plant began commercial operations in May 2000. The Neenah plant is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin. The purchase power agreement is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Mirant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility will be available for Wisconsin Electric to dispatch during the eight-year term of the agreement which ends in May 2008.

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed by a Calpine subsidiary, with electric generating units in both northern Illinois and in central Wisconsin, to supply power to Wisconsin Electric. Two 150-megawatt natural gas-fired turbine peaking units will be constructed, one each in 2002 and 2003, and one approximately 500-megawatt natural gas-fired combined cycle facility is to be constructed in 2004, of which 225 megawatts is contracted to Wisconsin Electric. The agreement remains contingent for both parties upon certain site related issues that Wisconsin Electric expects to be resolved as Calpine continues to meet contractual milestones. This power purchase agreement also is a tolling agreement. The output of each unit will be committed to Wisconsin Electric for ten years from its start of commercial operation.

Wisconsin Electric currently expects to utilize a combination of new generating capacity identified in its Power the Future proposal and purchase power commitments with independent power producers to meet its electric demand load growth.

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

Edison Sault:   Edison Sault purchased 700.0 thousand megawatt hours or 80% of its energy supply during 2001 to meet its energy requirements, including 296.5 thousand megawatt hours from Wisconsin Electric.

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

Electric Transmission

American Transmission Company:   Effective January 1, 2001, the Company transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to American Transmission Company LLC ("ATC") in exchange for equity interests in this new company. Joining ATC is consistent with the FERC's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. Governance of ATC also includes outside directors not associated with the energy business. At December 31, 2001, the Company owned 42% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services provided by Wisconsin Electric is estimated to have been about $53 million during 2001 and is expected to decline as ATC provides these services directly.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

Beginning in 2001, the state of Wisconsin mandated that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which the Company did, with the percentage increasing to 2.2% by the year 2011. The Company's Power the Future proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law.

GAS UTILITY OPERATIONS

The Company's gas utility operations consist of Wisconsin Gas, which was acquired as part of the WICOR merger in April 2000, as well as the gas operations of Wisconsin Electric. Both companies are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The two companies also transport customer-owned gas. Wisconsin Gas, the largest natural gas distribution utility in Wisconsin, operates throughout the state including the City of Milwaukee. Wisconsin Electric's gas utility operates in three distinct service areas: west and south of the city of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin.

Termination of Proposed Combination of Gas Utility Operations:   On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, to Wisconsin Gas in return for stock in Wisconsin Gas. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW whereby Wisconsin Electric and Wisconsin Gas withdrew the joint application to combine the gas operation of Wisconsin Electric under Wisconsin Gas in the manner described above. Under the stipulation agreement, Wisconsin Gas and WICOR agreed to reverse the 2000 dividend transactions and reverse interest expense on the intercompany notes. The Company operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Gas Deliveries

The Company's gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Consolidated Selected Utility Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1997 through 2001. See "Results of Operations" in Item 7 for selected pro forma gas utility operating information by customer class prepared as if Wisconsin Gas had been a part of Wisconsin Energy since January 1, 1999.

Wisconsin Gas:    During the twelve months of 2001, Wisconsin Gas delivered a total of approximately 1,144.8 million therms, including customer-owned transported gas, a 8.7% decrease compared with 2000. At December 31, 2001, Wisconsin Gas was transporting gas for approximately 1,200 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 40% of total therms delivered by Wisconsin Gas during all of 2001 and 2000 and 41% during 1999. Wisconsin Gas had approximately 554,000 customers at December 31, 2001, an increase of approximately 1.4% since December 31, 2000.

The maximum daily send-out of Wisconsin Gas during 2001 was 714,413 dekatherms on February 2, 2001. A dekatherm is equivalent to ten therms or one million British thermal units.

Wisconsin Electric:   Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 852.4 million therms during 2001, a 9.8% decrease compared with 2000. At December 31, 2001, Wisconsin Electric was transporting gas for approximately 370 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of total therms delivered by Wisconsin Electric during 2001, 41% during 2000 and 43% during 1999. Wisconsin Electric had approximately 412,700 gas customers at December 31, 2001, an increase of approximately 1.2% since December 31, 2000.

Wisconsin Electric's maximum daily send-out during 2001 was 517,632 dekatherms on February 2, 2001.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. The electric utility operations of Wisconsin Electric are the Company's largest single gas customer.

Gas Deliveries Growth:   Assuming moderate growth in the economy of its gas utility service territories and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.5% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2006.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas) whether it sells and transports gas to customers or only transports their gas.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.

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

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Gas and the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric and Wisconsin Gas gas cost incentive mechanisms pursuant to which the companies have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2001, the companies continued their active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Gas and the gas operations of Wisconsin Electric expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.

The Guardian Pipeline will consist of 141 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16-inch lateral, and will be designed to carry about 750,000 dekatherms per day of natural gas. In September of 2001, the FERC approved Wisconsin Gas' purchase of nine miles of existing Northern Natural Pipeline pipe to substitute for building a lateral to connect with the utility system at Eagle, Wisconsin. This purchase negates the need for the 8.5 mile 16 inch segment originally proposed for Guardian. The total cost of the project is estimated to be approximately $238 million. The joint venture intends to finance this project using $70 million of total capital contributions from the three co-owners and the proceeds of a $170 million fixed rate, amortizing project term loan arranged in November 2001.

Currently, Guardian Pipeline has firm precedent agreements to transport 88% of its design capacity. The pipeline is scheduled to be in service during the first quarter of 2003.

Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $68 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. Wisconsin Gas received final approval by the PSCW in an Order dated July 24, 2001.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2001, the steam utility had $21.7 million of operating revenues from the sale of 2,929 million pounds of steam compared with $21.9 million of operating revenues from the sale of 3,085 million pounds of steam during 2000. As of December 31, 2001 and 2000, steam was used by 452 and 451 customers, respectively for processing, space heating, domestic hot water and humidification.

Water Utility Operations:   To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2001, the water utility served about 2,200 water customers in the suburban Milwaukee area compared with approximately 1,840 customers at December 31, 2000. The Company also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2001, the water utility had $1.1 million of operating revenues compared with $0.9 million of operating revenues during 2000.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

NON-UTILITY ENERGY SEGMENT

The non-utility energy segment is involved in a variety of businesses including: development, ownership and operation of independent electric generating facilities; natural gas purchasing and marketing; energy and price risk management; and investment in other energy-related entities.

During 2000, the Company performed a comprehensive review of its existing portfolio of businesses and began implementing a strategy of divesting many of its non-utility energy segment businesses, especially those outside of the Midwest region. The Company expects to continue to reduce the size of its current non-utility energy segment operations in the near-term. As the Company implements its Power the Future strategy, the Company expects to grow the non-utility energy segment within the Midwest region through its newly formed subsidiary W.E. Power.

Demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by 2016, according to the state of Wisconsin 2001 Energy Policy Report. Wisconsin Electric's customer load is currently growing at approximately 100 to 150 megawatts per year. W.E. Power will provide a part of the new generation to meet Wisconsin's future demand for electricity. Power the Future, which will allow the Company to manage its fuel mix, includes new coal-based plants as well as natural gas-based plants. Without the Power the Future strategy, the Company anticipates that new generation in Wisconsin would most likely come from independent power producers who use natural gas-based facilities. The Company continues to have concerns about long-term natural gas supply at reasonable prices. Coal prices historically have been more stable, and the fuel is much more plentiful. The creation of W.E. Power provides a long-term means for the Company to keep a diverse fuel mix to maintain a stable, reliable and affordable energy supply in the region. For further information about Wisconsin Energy's Power the Future strategy, see "Environmental Compliance" below as well as "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

W.E. Power, LLC:

In November 2001, Wisconsin Energy created this subsidiary to design, permit, construct and own the 2,800 MW of new, in-state Wisconsin generating capacity proposed as part of Wisconsin Energy's Power the Future plan.

Wisvest Corporation

The mission of Wisvest has been to develop, own and operate electric generating facilities and to invest in other energy-related entities. During the twelve months ended December 31, 2001, Wisvest had $255.9 million of operating revenues compared with $253.3 million of operating revenues during 2000. The Company is in the process of divesting the majority of Wisvest's assets. As of December 31, 2001, Wisvest operations and investments included:

Wisvest-Connecticut, LLC:   Wisvest-Connecticut, LLC, a wholly-owned subsidiary of Wisvest, owns and operates two fossil-fueled power plants in the state of Connecticut. The plants include the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, and the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. These plants were originally acquired in April 1999. During 2001, Wisvest-Connecticut had $237.2 million of operating revenues compared with $208.5 million of operating revenues during 2000. The Company is currently evaluating proposals to sell these assets.

Calumet Energy Team, LLC:   In November 1999, Calumet Energy Team, LLC signed two agreements with the City of Chicago, Illinois to support the construction of a 308-megawatt natural gas-fired peaking power plant and to enter into a ten-year capacity reservation agreement for 50 megawatts of plant capacity. Wisvest owns 100% of Calumet Energy Team, LLC, the developer and intended operator of the project. Construction is complete and startup is currently in progress. The facility is anticipated to have a total project cost of approximately $155 million with commercial operation in early 2002. The project is being financed through utilization of Wisconsin Energy corporate credit facilities.

Other:   The Company has economic interests in other energy-related entities such as a cogeneration facility in the state of Maine, the Androscoggin Cogeneration Center; and Kaztex, Inc. and Blackhawk Energy Services, strategic energy management services companies with a focus on natural gas and electricity management in the Upper Midwest. The Company also has commitments to purchase a 500 megawatt (nominal) Siemens Westinghouse advanced technology natural gas power island configured for two-on-one combined cycle operation with delivery due in mid-2002.

Other Non-Utility Energy Operations

WICOR Energy Services Company:   In connection with the April 2000 WICOR acquisition, the Company acquired WICOR Energy, an unregulated energy services company. In April 2001, the operations of WICOR Energy were merged into Kaztex in exchange for an additional ownership interest in Kaztex.

MANUFACTURING SEGMENT

The manufacturing segment consists of WICOR Industries, an intermediary holding company. Its three primary subsidiaries: Sta-Rite, SHURflo and Hypro were acquired as part of the April 2000 WICOR merger. During the twelve months ended December 31, 2001, WICOR Industries had $585.1 million of operating revenues compared with $575.2 million of operating revenues during 2000.

Sta-Rite Industries, Inc.:   Sta-Rite is incorporated under the laws of the state of Wisconsin and maintains its principal office and place of business in Delavan, Wisconsin. Sta-Rite is a manufacturer and marketer of pumps, tanks, water treatment products and fluid handling equipment for the water systems, agricultural, pool/spa and water treatment markets world wide. Sta-Rite's products are manufactured at 18 locations with facilities in the United States, Australia, Canada, China, Germany, India, Italy, Mexico and New Zealand and are sold through a world wide network of distributors, retailers and original equipment manufacturers.

SHURflo Pump Manufacturing Co.:   SHURflo is incorporated under the laws of the state of California and maintains its principal office and place of business in Santa Ana, California. SHURflo manufactures high performance pumps and fluid handling equipment for the beverage/food service, recreational vehicle, marine, industrial, and water treatment markets. Its products are manufactured in California and England. They are sold and distributed globally through original equipment manufacturers and a network of distributors.

Hypro Corporation:   Hypro is incorporated under the laws of the state of Delaware and maintains its principal office and place of business in New Brighton, Minnesota. Hypro manufactures pumps, accessories and pumping systems for agricultural, marine, industrial and firefighting markets. Hypro's products are manufactured in Minnesota, Oregon and England and are sold to original equipment manufacturers, distributors and agricultural retailers.

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

Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools, spas, food service, recreational vehicle, agricultural spraying, marine engine cooling, and foam proportioning systems for the firefighting markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Brand names include "AquaTools," "Berkeley," "Edwards," "Fibredyne," "Flotec," "FoamPro," "Hydro-Flow," "Hypro," "Lurmark," "Nocchi," "Omnifilter," "Onga," "Park," "Rivaflo," "Sherwood," "SHURflo," "Simer," "Sta-Rite," "Tate-Western," "Ultra-Jet," and "VICO."

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

International Operations

International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by Australian, Canadian, Chinese, English, German, Indian, Italian, Mexican and New Zealand operations. The products sold in international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 24% of manufacturing segment sales during 2001 and 2000.

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

OTHER NON-UTILITY OPERATIONS

Minergy Corp.

Minergy is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products, including renewable energy. During the twelve months ended December 31, 2001, Minergy had $19.8 million of consolidated operating revenues compared with $17.3 million of consolidated operating revenues during 2000. Current Minergy operations and investments include:

Minergy Neenah, LLC:   In 1998, Minergy Neenah, LLC opened a facility in Neenah, Wisconsin that recycles paper sludge from area paper mills using the Company's patented Glass Aggregate technology into three usable and salable products: Glass Aggregate; steam; and electricity. The Glass Aggregate technology is a vitrification process that melts the inorganic fraction of a waste material into an inert glassy stone and converts the organic fraction of a waste material into heat. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge.

GlassPack, LLC:   Minergy has designed, permitted and constructed the GlassPack demonstration facility in Winneconne, Wisconsin which has the Company's patented GlassPack technology. This facility is a scaled-down modular version of the Glass Aggregate technology and is ideally suited for smaller wastewater treatment plants. Minergy has successfully tested numerous municipal and paper wastewater sludges at this plant. Minergy has entered into an agreement for construction and operation of a GlassPack unit in Waukegan, Illinois and is currently pursuing development of other GlassPack installations with several other municipalities in the United States.

Minergy Detroit, LLC:   In September 1999, the City Council of Detroit, Michigan, awarded a 15-year contract to Minergy Detroit, LLC, a wholly owned subsidiary of Minergy, to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate product. The 15-year contract is contingent upon Minergy Detroit, LLC, obtaining satisfactory financing, required construction and operating permits and the necessary construction agreements, as well as reaching agreement with the City of Detroit on the results of a series of post-startup tests. Subject to the satisfactory resolution of these contingent items, Minergy Detroit, LLC expects to begin construction of a proposed $150 million recycling facility project in the Delray area of Detroit in mid-2002 with startup anticipated in 2004.

Wispark LLC

Wispark develops and invests in real estate. In May 2000, the Company announced that it would sell a large portion of the assets of Wispark. The assets held for sale at December 31, 2001 are $20.6 million. It is the objective to continue its divestiture strategy through the end of 2003. During the twelve months ended December 31, 2001, Wispark had $25.5 million of consolidated operating revenues compared with $35.5 million of consolidated operating revenues during 2000.

Wispark has developed several business parks primarily in southeastern Wisconsin, and to a lesser extent in the metropolitan Chicago and Minneapolis/St. Paul markets. Wispark's flagship development, the 1600-acre LakeView Corporate Park located near Kenosha, Wisconsin is home to more than 68 companies located in more than 7.6 million square feet of buildings that have been developed on property in excess of 839 acres. Many out-of-state firms have located in this park, creating a significant number of new jobs and growth in electricity and natural gas revenues.

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

WEC Nuclear Corporation:   WEC Nuclear Corporation has a 20% ownership interest in Nuclear Management Company, LLC. Formed during the first quarter of 1999, Nuclear Management Company, LLC provides services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information about Nuclear Management Company, see "Utility Energy Segment" above and "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Witech Corporation:   Witech Corporation is a venture capital company operating in the state of Wisconsin. At December 31, 2001, Witech had investments in seven companies and one fund totaling $14.1 million. Among others, the companies include: a provider of partner relationship management and business to business e-Commerce solutions for manufacturers in selected industries with shared service networks and distribution channels, and a manufacturer of electronic components. Wisconsin Energy continues to evaluate the Witech portfolio in connection with its announced strategy to focus on core investments.

WEC International, Inc.:   WEC International, Inc. previously had two investments in joint ventures in the Netherlands involving waste treatment and by-product utilization activities which are currently in bankruptcy proceedings. The investments were insignificant to Wisconsin Energy.

Badger Service Company:   Badger Service Company holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service Company may sell or develop these rights in the future as conditions warrant.

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is an exempt holding company by order of the United States Securities and Exchange Commission under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Non-Utility Asset Cap:   In October 1999, the Wisconsin State Legislature passed amendments to the non-utility asset cap provisions of Wisconsin's public utility holding company law as part of the 1999-2001 biennial state budget, 1999 Wisconsin Act 9. As a result, Wisconsin Energy remains subject to certain restrictions that have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the amended law exempts energy-related assets and assets such as Minergy's used for providing environmental engineering services and for processing waste materials from being counted against the asset cap provided that they are employed in qualifying businesses. In addition, the amended law also exempts the manufacturing, distributing or selling of certain products of WICOR Industries used for filtration, pumping water or other fluids, processing or heating water, handling fluids or other related activities.

For Wisconsin Energy to qualify for the amended non-utility asset cap rules, all of its public utility affiliates were required to irrevocably transfer their electric transmission facilities and rights of way in the state of Wisconsin to ATC. As described in further detail under "Utility Energy Segment" above and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7, Wisconsin Electric and Edison Sault transferred their electric transmission system assets to ATCeffective January 1, 2001.

Utility Energy Segment

Wisconsin Electric is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and Rule 2 thereunder and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas, steam and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, billing practices and other various matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric and Edison Sault are both subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric and Edison Sault are subject to regulation of the FERC with respect to wholesale power service, and accounting. Edison Sault is subject to regulation of the FERC with respect to the issuance of certain securities.

The following table compares the source of the Company's utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2001.

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,611.8	54.4%	$1,517.7	59.3%	$1,465.7	71.5%
Gas Utility -- Retail	1,074.5	36.2%	736.3	28.8%	306.8	15.0%
Other Utility -- Retail	22.9	0.8%	22.6	0.9%	21.3	1.0%
Total	2,709.2	91.4%	2,276.6	89.0%	1,793.8	87.5%
Michigan
Electric Utility -- Retail	144.2	4.9%	151.2	5.9%	139.7	6.8%
FERC
Electric Utility -- Wholesale	111.4	3.7%	128.9	5.1%	116.7	5.7%
Total Utility Operating Revenues	$2,964.8	100.0%	$2,556.7	100.0%	$2,050.2	100.0%
	=====	=====	=====	=====	=====	=====

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant facilities are subject to regulation by the United States Nuclear Regulatory Commission. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. The operations of Wisconsin Electric, Wisconsin Gas and Edison Sault are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA"), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

Electric Reliability Legislation:   In 1998, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. 1997 Wisconsin Act 204 included new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to electric utility facilities in excess of 100 megawatts.

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding of $44 million to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs is being shifted to the Department of Administration, which will administer the funds for a statewide public benefits program. The new law also requires utilities to provide a specified proportion of its retail energy sales in programs such as Wisconsin Electric's "energy for tomorrow™" renewable energy program.

Affiliated Interest Policies Docket:   From late 1998 through early 2000, the PSCW reviewed the policies on standards of conduct governing diversification of activities that can be performed within a utility and utility affiliates. During these proceedings, Wisconsin Electric took the position that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Electric or another vendor for these products and services. In April 2000, the PSCW issued an order that allows utilities to continue to provide and sell products and services other than core utility products as long as the related costs are fully allocated and not subsidized by ratepayers.

Non-Utility Energy Segment

Wisvest-Connecticut, LLC and Calumet Energy Team, LLC are exempt wholesale generators pursuant to Section 32 of the Public Utility Holding Company Act of 1935. Wisvest-Connecticut, LLC's operations are subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the EPA and the Connecticut Department of Environmental Protection. Calumet operations are subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the United States Environmental Protection Agency and the Illinois Department of Environmental Protection.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in "Liquidity and Capital Resources" in Item 7. For discussion of additional environmental issues, see "Environmental Matters" in Item 3. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Utility Energy Segment:   Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $49 million in 2001 compared with $37 million in 2000. Expenditures incurred during 2001 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are expected to approximate $67 million during 2002, reflecting nitrogen oxide ("NOx") control equipment needed to comply with ozone non-attainment rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $45 million during 2001 and $41 million during 2000.

Non-Utility Energy Segment:   Wisvest-Connecticut, LLC and its two power plants are subject to various rules and regulations promulgated by the EPA, including ozone non-attainment rules applicable to a 19-state region east of the Mississippi River. The state of Connecticut has adopted the EPA's requirements, which will require affected plants, including those owned by Wisvest-Connecticut, LLC, to reduce emissions of NOx. The state of Connecticut adopted additional regulations in December 2000 to further reduce the emissions of NOx and sulfur dioxide ("SO2"). The new regulations took effect on January 1, 2002. Wisvest-Connecticut, LLC is currently implementing its plan for compliance.

Sub-surface, non-aqueous petroleum liquids have been identified at both of Wisvest-Connecticut's power plant sites. The Company is currently completing studies and plans to bring the two sites into compliance with applicable standards in the state of Connecticut.

Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Giddings and Lewis, Inc./City of West Allis Lawsuit:    For information about this matter, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Muskego Landfill:   On January 2, 2001, three individuals filed an action in the circuit court of Milwaukee County against Waste Management of Wisconsin, Inc., Wisconsin Electric and others alleging environmental contamination emanating from the Muskego landfill in Muskego, Wisconsin. The Muskego landfill was operated by Waste Management and was classified as an EPA Superfund Site. The plaintiffs, who are adjacent landowners to the site, are alleging that the defendants are liable on various theories for groundwater contamination. Plaintiffs are requesting, inter alia, further remediation, damages for personal injury, loss of property value and punitive damages. In 1996, Wisconsin Electric had entered into a buyout agreement as a de minimis party with Waste Management and nine other potentially responsible parties ("PRP's") concerning groundwater contamination on this site. Pursuant to the agreement, the PRP's have agreed to indemnify and defend Wisconsin Electric in this action.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation include:

Highway 59 Landfill:   In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and completed final landscaping of the site in 2001. The cost for complete remediation of this site is estimated to be $3.5 million.

Kansas Ave. Landfill:   The Kansas Ave. site, located in the City of St. Francis, Wisconsin, was a small landfill area used to support the operations of Wisconsin Electric's former Lakeside Power Plant. Wisconsin Electric is working with the Wisconsin Department of Natural Resources to obtain closure for this site. Expenses associated with a site closure are estimated to be $0.8 million. No groundwater treatment is planned at this time.

Lakeside Landfill:   During 2001, Wisconsin Electric began investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Until the investigation work has been completed and a remedial plan developed, Wisconsin Electric cannot estimate any related remediation costs.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future financial impacts to Wisconsin Electric are projected to be minimal.

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

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

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Wisconsin Energy's Power the Future strategy provides a plan to meet the Company's growing demand for electricity while using more environmentally friendly equipment. The plan proposes to build five new generating units, a total of 2,800 megawatts, at a total cost of about $3.0 billion. Three of the units would be built at the site of the Company's Oak Creek Power Plant. Two of these units would use a supercritical pulverized coal design and the other would use coal gasification technology. All of these units will use state-of-the-art emission controls. The other two units would be located at the Company's Port Washington Power Plant site, where older, less efficient coal-based units installed in the mid-1930s would be retired and new natural gas-based units would be built. These latest technologies are expected to provide a significant reduction in air emissions compared with existing, older power plants. Implementation of the Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. In addition to the positive environmental attributes of the generation technology, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about Wisconsin Energy's Power the Future strategy, see "Non-Utility Segment" above as well as "Corporate Developments" in Item 7.

OTHER

Research and Development:   Wisconsin Electric had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by the electric utility operations. During the last three years, the manufacturing segment incurred immaterial research and development expenditures for the development of new or improved products. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2001, the following number of individuals were employed by Wisconsin Energy and its subsidiaries:

	Total	Represented
	Employees	Employees (a)
Utility Energy Segment
Wisconsin Electric	5,235	3,652
Wisconsin Gas	783	626
Edison Sault	70	48
Total	6,088	4,326
Non-Utility Energy Segment	214	114
Manufacturing Segment	3,086	-
Other	71	-
Total Employees	9,459	4,440

(a)	Individuals represented under labor agreements

During 2001, approximately 410 employees went to NMC and ATC.

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

UTILITY ENERGY SEGMENT

Effective January 1, 2001, Wisconsin Electric and Edison Sault exited the electric transmission business by contributing all of their transmission assets to ATC in exchange for equity interests in this new company. For further information, see "Electric Utility Operations" above as well as "Corporate Developments" in Item 7.

Wisconsin Electric:   Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.
			Dependable Capability
		No. of	In Megawatts (a)
		Generating	August	December
Name	Fuel	Units	2001	2001

Steam Plants
Point Beach	Nuclear	2	1,012	1,022
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1212	1222
Port Washington	Coal	4	320	320
Valley	Coal	2	267	227
Edgewater 5 (b)	Coal	1	102	102
Milwaukee County	Coal	3	11	11
Total Steam Plants		27	4,677	4,661
Hydro Plants (14 in number)		37	54	57
Germantown Combustion Turbines	Gas/Oil	5	345	345
Concord Combustion Turbines	Gas/Oil	4	376	376
Paris Combustion Turbines	Gas/Oil	4	388	388
Other Combustion Turbines & Diesel	Gas/Oil	6	55	62
Total System		83	5,895	5,889
		==	====	====

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

At December 31, 2001, Wisconsin Electric was operating approximately 22,000 pole-miles of overhead distribution lines and 17,900 miles of underground distribution cable as well as approximately 350 distribution substations and 251,300 line transformers.

As of December 31, 2001, Wisconsin Electric's gas distribution system included approximately 8,200 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 6,000 dekatherms per day of supply to the system.

At December 31, 2001, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

Wisconsin Gas:   Wisconsin Gas owns a distribution system which, on December 31, 2001, included approximately 9,900 miles of distribution and transmission mains. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities. In 2001, the Company announced that it expects to sell the former main office building of Wisconsin Gas in Milwaukee.

Edison Sault:   Edison Sault's major source of electric energy is its 29.8 megawatt hydroelectric generating plant on the St. Mary's River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8 megawatt diesel-fired peaking power plant.

Edison Sault maintains approximately 810 miles of primary distribution lines and renders service to its customers through approximately 9,400 line transformers.

NON-UTILITY ENERGY SEGMENT

Wisvest Corporation:   Wisvest owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin. Wisvest-Connecticut, LLC, owns two fossil-fueled power plants in the state of Connecticut: the Bridgeport Harbor Station with an active generating capacity of 590 megawatts, and the New Haven Harbor Station with an active generating capacity of 466 megawatts. The Company is evaluating proposals to sell these plants. Calumet Energy Team LLC is completing start-up of a 308-megawatt peaking power plant in Chicago, Illinois.

MANUFACTURING SEGMENT

The manufacturing segment has manufacturing or assembly facilities located in California (5), Indiana, Minnesota (2), Nebraska, New Hampshire, Oregon, Wisconsin, Australia, Canada, China, England, Germany, India, Italy (3), Mexico (2) and New Zealand. These plants contain more than 1,500,000 square feet of floor space. In addition, through its manufacturing business, the Company owns or leases sales/distribution facilities in the United States (10), in Australia (6), (2) each in Canada, Mexico, Italy, New Zealand, and the United Kingdom and (1) each in China, France, Germany, India, Kazakhstan, and Russia.

OTHER

Wispark LLC:    As of December 31, 2001, remaining Wispark properties included the following commercial and industrial parks in the state of Wisconsin: LakeView, located near Kenosha; GrandView in Racine County; Mitchell International in Milwaukee County; and Cottonwood Commerce in Hartland. Wispark also owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference Center in Kenosha, plus other properties located in Wisconsin Electric's service territories that are held for future development.

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

See "Environmental Compliance" in Item 1, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 for matters related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserts in the lawsuit that Wisconsin Gas stands in the shoes of People's Gas and is liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. On January 29, 2002, Wisconsin Gas filed with the Wisconsin Supreme Court a Petition for Review, which is pending.

California PRP Notification: In June 2001, WICOR Industries received a letter from the California Department of Toxic Substance Control notifying Sta-Rite that its Park facility in Long Beach had arranged for transport and treatment of waste at Davis Chemical Company in Los Angeles, California which operated between 1949 and 1990. The Department determined that there had been a release of hazardous substances at this site. Other PRPs are listed in the notification.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

OTHER MATTERS

Used Nuclear Fuel Storage & Removal:   See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

Mackinac Island Lawsuit:   On September 1, 2000, two plaintiffs individually and on behalf of an uncertified class of plaintiffs, filed a lawsuit against Edison Sault in the state court in St. Ignace, Mackinac County, Michigan for an unknown amount of damages which allegedly arose from an outage which occurred on Mackinac Island in July 2000. Plaintiffs' motion for class certification was heard by the Court on May 31, 2001 and was denied. The two plaintiffs intend to submit their individual claims to the Company's claim adjudicator for the complete resolution of this case.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, four such actions are pending and one case is on appeal. One of the four cases was filed in Circuit Court, Kenosha County, Wisconsin and alleges that Wisconsin Electric was negligent with respect to the design, construction, maintenance and operation of the distribution line serving the plaintiffs' farm, and the 138 kV transmission line which crosses plaintiffs' property, thereby giving rise to stray currents which impacted dairy cows and caused physical injury. The claimed damage period commenced in early 1993 and continues to the present. No final damages claim has been provided to date and preliminary opinions of defense experts suggest that the case has little merit. The Company will vigorously defend the claim. Trial has been scheduled to commence in April 2002. Of the remaining three cases, the claims made against Wisconsin Electric should not have a material adverse effect on the Company's financial statements.

Electromagnetic Fields:   Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric and Edison Sault believe that their facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric nor against Edison Sault with respect to damage caused by electromagnetic fields.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Energy's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2001 and positions of the executive officers of Wisconsin Energy are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
Richard A. Abdoo (57):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric since 1990. Chairman of the Board and Director of Wisconsin Gas since April 2000. Director of Wisconsin Energy since 1988. Director of Wisconsin Electric since 1989.

Charles R. Cole (55):

Senior Vice President of Wisconsin Electric since January 1, 2001. Vice President -- Distribution Operations of Wisconsin Electric from August 1999 to December 2000. Vice President -- Customer Services of Kansas City Power & Light from 1995 to 1999.

Stephen P. Dickson (41):

Controller of Wisconsin Energy and Wisconsin Electric since April 2000. Controller of Wisconsin Gas since June 1998. Director of Business Risk Consulting Services of Arthur Andersen from 1997 to 1998. Senior Manager of Arthur Andersen from 1995 to 1997.

James C. Donnelly (56):	Vice President of WICOR since 1992. President and Chief Executive Officer of WICOR Industries, Inc. since June 2000. President and Chief Executive Officer of Sta-Rite Industries, Inc. since 1994.

Paul Donovan (54):

Senior Vice President and Chief Financial Officer of Wisconsin Energy since August 1999, and of Wisconsin Electric and Wisconsin Gas since July 2000. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (53):

Senior Vice President of Wisconsin Energy since July 2000. President and Chief Operating Officer of Wisconsin Electric since 1995 and Wisconsin Gas since July 2001. Vice President of Wisconsin Energy from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric from December 1996 to March 1998. Director of Wisconsin Energy since 1995. Director of Wisconsin Electric since 1994 and Director of Wisconsin Gas since April 2000.

Larry Salustro (54):

Senior Vice President and General Counsel of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since July 2000. Vice President of Wisconsin Electric from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

George E. Wardeberg (66):

Vice Chairman of the Board of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas and Director of Wisconsin Energy and Wisconsin Electric since April 2000. Director of WICOR and Wisconsin Gas since 1992. Chairman of the Board of WICOR from 1997 to April 2000 and Chief Executive Officer of WICOR from 1994 to April 2000.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATERS

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2001, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in Wisconsin Energy's dividend reinvestment and stock purchase plan), there were 68,253 registered stockholders.

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

Range of Wisconsin Energy Common Stock Prices and Dividends:
	2001			2000
Quarter	High	Low	Dividend	High	Low	Dividend

First	$22.56	$19.13	$0.20	$21.19	$16.81	$0.39
Second	24.04	20.10	0.20	22.94	19.81	0.39
Third	24.62	20.81	0.20	23.56	18.94	0.39
Fourth	23.70	20.50	0.20	23.00	17.88	0.20

Year	$24.62	$19.13	$0.80	$23.56	$16.81	$1.37

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2001	2000 (a)	1999	1998	1997
Year Ended December 31
Net income (Millions)	$219.0	$154.2	$209.0	$188.1	$60.7
Earnings per share of common stock
Basic	$1.87	$1.28	$1.79	$1.65	$0.54
Diluted	$1.86	$1.27	$1.79	$1.65	$0.54
Dividends per share of common stock	$0.80	$1.37	$1.56	$1.555	$1.535

Operating revenues (Millions)
Utility energy	$2,964.8	$2,556.7	$2,050.2	$1,980.0	$1,789.6
Non-utility energy	337.3	372.8	193.2	34.1	7.0
Manufacturing	585.1	382.2	-	-	-
Other	41.3	51.0	29.2	25.3	10.3
Total operating revenues	$3,928.5	$3,362.7	$2,272.6	$2,039.4	$1,806.9
	======	======	======	======	======
Manufacturing operating revenues (Millions)
Domestic	$444.9	$294.1	-	-	-
International	140.2	88.1	-	-	-
Total manufacturing operating revenues	$585.1	$382.2	-	-	-
	=====	=====	======	======	======

At December 31 (Millions)
Total assets	$8,328.7	$8,406.1	$6,061.8	$5,185.6	$4,881.6
Long-term debt and mandatorily
redeemable trust preferred securities	$3,437.3	$2,932.7	$2,334.6	$1,749.0	$1,532.4

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	31,062.6	32,042.4	31,257.1	29,940.4	27,671.8
Customers (End of year)	1,066,275	1,048,711	1,027,785	1,010,318	978,835
Gas
Therms delivered (Millions)	1,997.2	1,621.5	944.1	922.8	980.7
Customers (End of year)	966,817	952,177	398,508	388,478	376,732

Non-Utility Energy Statistics
Independent Power Production
Electric megawatt-hour sales (Thousands)	4,428.2	3,213.2	2,417.2	-	-

Energy Marketing, Trading & Services
Electric megawatt-hour sales (Thousands)	457.6	2,091.2	1,598.1	723.7	-
Gas therm sales (Millions)	100.3	187.6	-	-	-

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		(Millions of Dollars, Except Per Share Amounts) (b)
		March		June
Three Months Ended		2001	2000	2001	2000 (a)

Total operating revenues		$1,355.0	$628.0	$859.2	$757.0
Operating income		$183.8	$119.2	$103.7	$102.1
Net income		$87.8	$50.6	$46.1	$30.1
Earnings per share of common stock
Basic		$0.74	$0.42	$0.39	$0.25
Diluted		$0.74	$0.42	$0.39	$0.25

		September		December
Three Months Ended		2001	2000 (a)	2001	2000 (a)

Total operating revenues		$822.0	$853.8	$892.3	$1,123.9
Operating income		$150.5	$134.7	$166.9	$88.9
Net income		$47.9	$44.6	$37.2	$28.9
Earnings per share of common stock
Basic		$0.41	$0.37	$0.33	$0.24
Diluted		$0.41	$0.36	$0.31	$0.24

(a)  Includes WICOR, Inc. and its subsidiaries subsequent to their acquisition on April 26, 2000.

(b)  Quarterly results of operations are not directly comparable because of seasonal and other factors.  See Management's Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED UTILITY OPERATING DATA

Year Ended December 31	2001	2000 (a)	1999	1998	1997

Electric Utility
Operating Revenues (Millions)
Residential	$654.5	$606.7	$584.3	$576.2	$487.2
Small Commercial/Industrial	592.9	550.0	524.9	496.2	430.2
Large Commercial/Industrial	479.7	472.8	459.4	455.3	402.7
Other - Retail/Municipal	70.6	64.7	56.7	54.7	55.2
Resale - Utilities	56.8	79.1	74.7	60.9	24.6
Other Operating Revenues	12.9	24.5	22.1	20.3	12.2
Total Operating Revenues	$1,867.4	$1,797.8	$1,722.1	$1,663.6	$1,412.1
	======	======	======	======	======
Megawatt-hour Sales (Thousands)
Residential	7,773.4	7,633.2	7,503.1	7,405.0	6,863.6
Small Commercial/Industrial	8,595.4	8,524.7	8,257.7	7,746.2	7,433.1
Large Commercial/Industrial	11,177.6	11,824.0	11,542.8	11,523.3	11,021.5
Other - Retail/Municipal	1,828.6	1,755.8	1,531.4	1,409.3	1,412.6
Resale - Utilities	1,687.6	2,304.7	2,422.1	1,856.6	941.0
Total Sales	31,062.6	32,042.4	31,257.1	29,940.4	27,671.8
	======	======	======	======	======
Number of Customers (Average)
Residential	950,271	934,494	915,713	904,703	876,776
Small Commercial/Industrial	103,908	101,665	99,209	97,858	93,259
Large Commercial/Industrial	710	716	720	724	714
Other	2,363	2,327	1,978	1,899	1,844
Total Customers	1,057,252	1,039,202	1,017,620	1,005,184	972,593
	=======	=======	=======	=======	======
Gas Utility
Operating Revenues (Millions)
Residential	$645.9	$450.2	$193.8	$176.5	$222.0
Commercial/Industrial	313.4	225.2	95.1	87.9	113.6
Interruptible	17.0	13.7	5.3	7.1	9.0
Total Retail Gas Sales	976.3	689.1	294.2	271.5	344.6
Transported Customer-Owned Gas	36.7	31.3	14.6	12.0	13.4
Transported - Interdepartmental	1.2	1.5	1.8	2.5	3.1
Other Operating Revenues	60.3	14.4	(3.8)	9.9	(5.9)
Total Operating Revenues	$1,074.5	$736.3	$306.8	$295.9	$355.2
	======	=====	=====	=====	=====
Therms Delivered (Millions)
Residential	756.3	569.0	329.0	289.5	347.9
Commercial/Industrial	427.7	336.5	195.3	182.0	211.5
Interruptible	25.8	24.9	16.3	23.3	24.5
Total Retail Gas Sales	1,209.8	930.4	540.6	494.8	583.9
Transported Customer-Owned Gas	762.4	650.1	347.9	349.4	387.2
Transported - Interdepartmental	25.0	41.0	55.6	78.6	9.6
Total Therms Delivered	1,997.2	1,621.5	944.1	922.8	980.7
	=====	=====	====	====	====
Number of Customers (Average)
Residential	875,339	697,570	360,084	347,747	339,002
Commercial/Industrial	79,503	62,626	32,594	31,586	30,594
Interruptible	82	72	89	146	170
Transported Customer-Owned Gas	4,463	3,247	328	271	254
Transported - Interdepartmental	5	6	6	6	7
Total Customers	959,392	763,521	393,101	379,756	370,027
	======	======	======	======	======
Degree Days (b)

Heating (6,821 Normal)	6,338	6,716	6,318	5,848	7,101
Cooling (685 Normal)	711	566	753	800	407

(a)	Includes Wisconsin Gas subsequent to the acquisition of WICOR, Inc. on April 26, 2000. Average gas customers are weighted for the eight months when Wisconsin Gas was a part of Wisconsin Energy.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company with subsidiaries primarily in a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context, when used in this document the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries.

The utility energy segment, comprised of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and Edison Sault Electric Company ("Edison Sault"), is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. The non-utility energy segment, primarily comprised of Wisvest Corporation ("Wisvest") and W.E. Power, LLC ("W.E. Power"), is principally engaged in independent electric power development and production. The manufacturing segment consists of companies which manufacture pumps as well as fluid processing and pump filtration equipment. In addition, Wisconsin Energy has several other subsidiaries, the primary two of which are engaged in the development and marketing of recycling technologies ("Minergy") and in the development of, and investment in real estate ("Wispark").

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR"). WICOR is the parent of Wisconsin Gas, the largest natural gas distribution utility in Wisconsin, and of WICOR Industries, Inc. ("WICOR Industries"), an intermediate holding company which owns several manufacturers of pumps as well as fluid processing and pump filtration equipment. This business combination was accounted for as a purchase and, therefore, is reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors mentioned throughout this document and below in " Factors Affecting Results, Liquidity and Capital Resources."

CORPORATE STRATEGY

Business Opportunities

The Company seeks to increase shareholder value by leveraging on the core competencies within its business segments. Wisconsin Energy's key corporate strategy is Power the Future which was announced in September 2000. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within the Company's distribution systems to meet increasing customer demands. The Power the Future strategy, which is discussed further below, is expected to have a significant impact on the Company's utility and non-utility energy segments.

Utility Energy Segment:   This segment is realizing operating efficiencies through the combination of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. In connection with the Power the Future strategy, over the next decade, this segment is planning to invest approximately $2.7 billion to improve the existing energy distribution system and approximately $1.3 billion to upgrade existing electric generating assets. This segment also plans to invest approximately $100 million over the next three years to improve the availability of natural gas supplies to the state of Wisconsin.

Non-Utility Energy Segment:   Subject to approval of the Public Service Commission of Wisconsin ("PSCW"), this segment will primarily focus on improving the supply of electric generation in Wisconsin. W.E. Power has been formed to own and construct the new generation assets under the Power the Future strategy. The majority of Wisvest's assets are being divested in order to direct the capital and management attention to Power the Future.

Manufacturing Segment:   This segment continues to build on the strong name recognition and customer relationships that were developed under WICOR. This segment intends to continue its growth through international expansion, acquiring value-adding businesses, capturing cost efficiencies, implementing operating process improvements, and increasing sales through new product introductions and expanded market share.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. This Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued in June 2001, by the Wisconsin Governor's Office, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Power the Future would add new coal and natural gas capacity to the state's power portfolio and would allow Wisconsin Electric to roughly maintain its current fuel mix.

As part of its Power the Future strategy, Wisconsin Energy plans to make the following investments over the next decade:

Approximately $3 billion in 2,800 megawatts of new natural gas-based and coal-based generating capacity;

Approximately $1.3 billion in upgrades to existing electric generating assets; and

Approximately $2.7 billion in new and existing energy distribution system assets.

In November 2001, Wisconsin Energy created a new non-utility energy subsidiary, W.E. Power, that would construct and own the new generating capacity. Under the enhanced Power the Future strategy, Wisconsin Electric, subject to PSCW approval, would lease each new facility and would operate and maintain the new plants as part of these 20 to 25-year lease agreements. At the end of the leases, Wisconsin Electric would have the right to acquire the plants outright at market value or, depending on tax considerations at that time, the subsidiary could choose to extend the lease. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have the opportunity to participate in the project, including expanding or extending wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the Power the Future strategy is subject to a number of regulatory approvals. In late February 2001, Wisconsin Energy made preliminary filings for its enhanced Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for the Company to incur the associated pre-certification expenses. However, individual expenses are subject to review and must be approved by the PSCW in order to be recovered. The PSCW also ruled that such expenses fall within the reliability "carve-out" provisions contained in the PSCW's order approving the merger of WICOR and Wisconsin Energy, allowing the Company to seek recovery of such expenses. Wisconsin Energy anticipates obtaining the capital necessary to finance and execute this strategy from a combination of internal and external sources.

For further information concerning the Power the Future strategy, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Non-Core Assets

The Power the Future strategy led to a decision to divest non-core businesses. These non-core businesses primarily include non-utility generation assets located outside of the Midwest and a substantial amount of Wispark's real estate portfolio. During 2000 and 2001, the Company has received total proceeds of almost $700 million from the divestiture of non-core assets.

Utility Energy Segment:   During 2000, Wisconsin Electric and Edison Sault agreed to join American Transmission Company LLC ("ATC") by transferring their electric utility transmission assets to ATC in exchange for equity interests in the new company. Transfer of these electric transmission assets, with a net book value of approximately $254.9 million, became effective on January 1, 2001. During 2001, ATC issued debt and distributed $119.8 million of cash back to Wisconsin Electric and Edison Sault as a partial return of their original equity contribution. Joining ATC is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral subject to approval of transmission cost rate recovery requests made with the PSCW and the Michigan Public Service Commission ("MPSC") during 2001. However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were reflected in Other Operation and Maintenance expense, Depreciation expense and Financing Costs (for interest expense). Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance expense and recognizes an equity interest in ATC's reported earnings in Other Income (Deductions), Equity in Earnings of Unconsolidated Affiliates. See "Utility Rates and Regulatory Matters" below for information related to recovery of the Company's transmission costs.

Non-Utility Energy Segment:   During the second quarter of 2001, the Company sold FieldTech, Inc. and Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, in separate transactions. Wisconsin Energy realized after-tax gains of approximately $16.5 million or $0.14 per diluted share as a result of the sales of FieldTech and Blythe.

During April 2001, the operations of WICOR Energy Services Company were merged into Kaztex Energy Management, Inc., an unconsolidated affiliate of Wisconsin Energy. During the fourth quarter of 2001, the operations of Griffin Energy Marketing, L.L.C., a division of Wisvest, were halted, ending electric marketing activities by the non-utility energy segment. Griffin's activities had been winding down during 2001 as it closed out previously negotiated transactions.

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The Company's adjusted earnings for the year ended December 31, 2001 were $2.04 per share, an increase of $0.53 per share when compared to 2000 adjusted earnings. This increase reflected higher revenues and improved electric margins within the utility energy segment, improved earnings from Wisvest, stable manufacturing earnings in a soft economy, and the favorable impact of the Company's share repurchase program. Including non-recurring gains and charges and the impacts of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, reported earnings for 2001 were $1.86 per share, or a $0.59 per share increase when compared to reported earnings for 2000.

The following table compares Wisconsin Energy's diluted earnings per share by business segment for 2001 and 1999 with similar information for 2000 on an actual and pro forma basis.

		Pro forma	Actual
Diluted Earnings Per Share	2001	2000 (a)	2000	1999

Utility Energy Segment	$2.38	$2.00	$1.82	$1.94
Non-Utility Energy Segment	0.12	-	0.01	0.02
Manufacturing Segment	0.25	0.24	0.18	-
Other and Merger-related Costs (b)	(0.71)	(0.73)	(0.50)	(0.08)
Adjusted Earnings	2.04	1.51	1.51	1.88
Gains/(Losses) on Investments, Net (c)	(0.07)	0.45	0.45	-
Non-Recurring Charges (d)	-	(0.69)	(0.69)	(0.09)
SFAS 133 Charges, Net (e)	(0.11)	-	-	-
Net Earnings	$1.86	$1.27	$1.27	$1.79

(a)	Pro forma assumes that the WICOR acquisition had occurred on January 1, 2000 and includes estimated merger-related costs from January through April 2000.

(b)

Includes the holding company, other non-utility companies and merger-related costs. Merger-related costs in 2001 and 2000 include primarily goodwill amortization expense and interest expense net of tax related to the WICOR merger.

(c)

During 2001, the net loss on investments consists of $0.14 per share of gains on the sale of the Company's interests in Blythe and FieldTech offset by a $0.21 per share write-down of non-utility assets. During 2000, the gain on investments consists of a $0.45 per share gain on the sale of the Company's interests in SkyGen Energy Holdings, LLC ("SkyGen").

(d)

During 2000, non-recurring charges consist of $0.33 per share related to severance and employee benefits, $0.26 per share related to the valuation of non-core investments, and a $0.10 per share contribution to the Wisconsin Energy Foundation. During 1999, non-recurring charges consist of a $0.09 per share charge for settlement of litigation.

(e)	Includes $0.09 per share cumulative effect of a change in accounting principle related to the adoption of SFAS 133 offset by $0.20 per share of SFAS 133 charges.

An analysis of contributions to earnings by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Utility net earnings during 2001 increased by $114.4 million to $274.4 million compared to reported 2000 earnings. The primary causes for the growth in utility earnings were $90.0 million attributable to price increases to recover higher fuel, purchased power and other operating costs from the electric business, a $24.5 million increase attributable to Wisconsin Gas operations as a result of the seasonality of the gas heating business, the timing of the acquisition of Wisconsin Gas as part of the acquisition of WICOR in April 2000 and $10.5 million of interest income accrued on the deposit tendered in the Giddings & Lewis, Inc./City of West Allis lawsuit.

Utility net earnings during 2001 increased by $100.0 million when compared to 2000 pro forma earnings. The primary causes for this increase were $65.8 million attributable to higher electric utility gross margins and $10.5 million of interest income accrued on the deposit in the Giddings & Lewis, Inc./City of West Allis lawsuit offset partially by a decrease of $15.6 million of gas utility gross margins.

Utility net earnings during 2000 decreased by $56.0 million when compared to 1999 reflecting $45.9 million of non-recurring charges primarily associated with the WICOR merger, increased fuel and purchased power costs at Wisconsin Electric and cooler than normal summer weather.

The following table summarizes the utility energy segment's earnings during 2001 and 1999 with similar information for 2000 on an actual and pro forma basis.

		Pro forma	Actual
Utility Energy Segment	2001	2000 (a)	2000 (b)	1999
	(Millions of Dollars)
Operating Revenues
Electric Utility	$1,867.4	$1,797.8	$1,797.8	$1,722.1
Gas Utility	1,074.5	952.3	736.3	306.8
Other Utility	22.9	22.9	22.6	21.3
Total Operating Revenues	2,964.8	2,773.0	2,556.7	2,050.2
Fuel and Purchased Power	517.3	513.5	513.5	458.9
Cost of Gas Sold	751.6	613.8	486.7	174.0
Gross Margin	1,695.9	1,645.7	1,556.5	1,417.3
Other Operating Expenses
Other Operation and Maintenance	765.5	741.6	705.2	656.6
Depreciation, Decommissioning
and Amortization	308.6	309.7	297.5	237.2
Property and Revenue Taxes	75.4	71.1	70.9	68.3
Operating Income	546.4	523.3	482.9	455.2
Other Income	38.8	6.3	7.1	12.5
Financing Costs	127.4	133.9	129.5	115.5
Adjusted Income Before Income Taxes	457.8	395.7	360.5	352.2
Income Taxes	177.3	153.5	140.3	125.4
Adjusted Earnings Before WICOR Merger Costs	280.5	242.2	220.2	226.8
WICOR Merger Costs, After Tax (c)	4.9	21.8	14.3	-
Adjusted Earnings (d)	$275.6	$220.4	$205.9	$226.8
	=====	=====	=====	=====

Net Earnings	$274.4	$174.4	$160.0	$216.0
	=====	=====	=====	=====

(a)	Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b)	Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(c)	Merger-related costs represent WICOR acquisition purchase accounting entries, primarily goodwill amortization and interest expense.

(d)

During 2001, adjusted earnings exclude a net loss on investments of $1.2 million. During 2000, adjusted earnings exclude $45.9 million of net non-recurring charges primarily associated with the WICOR merger. During 1999, adjusted earnings exclude a net one-time charge of $10.8 million related to the settlement of litigation.

Electric Utility Revenues, Gross Margins and Sales

During 2001, Wisconsin Energy's total electric utility operating revenues increased by $69.6 million or 3.9% compared with 2000. Wisconsin Energy attributes this growth mostly to incremental rate increases in effect during 2001 related to higher fuel, purchased power and other operating costs. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Higher electric cooling load during the summer of 2001 caused by a return to normal summer weather also contributed to the growth in electric operating revenues. These revenue increases were partially offset by a reduction in total electric sales during 2001 due in large part to a softening economy in the region. Purchased power expenses increased by $20.3 million or 11.2% during 2001 primarily as a result of higher natural gas prices and, to a lesser extent, as a result of higher demand costs during 2001 associated with purchased power contracts. A $16.5 million or 5.1% decline in fuel costs during 2001, primarily driven by a change in the Company's electric supply mix to lower cost nuclear generation and by an overall reduction in demand for electric energy during 2001, resulted in a net increase in fuel and purchased power expenses of $3.8 million or 0.7% when compared with 2000. Due to the 3.9% increase in operating revenues partially offset by the slightly higher fuel and purchased power costs, electric gross margin (total electric utility operating revenues less fuel and purchased power expenses) grew by $65.8 million or 5.1% during 2001 when compared with 2000.

During 2000, Wisconsin Energy's total electric utility operating revenues increased by $75.7 million or 4.4% compared with 1999 primarily due to higher electric energy sales during 2000 and to electric rate increases at Wisconsin Electric that became effective in early April 2000 and on August 30, 2000, respectively. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Fuel and purchased power expenses increased by $54.5 million or 12.0% during 2000 reflecting increased generation and significantly higher natural gas prices. Purchased power expenses also grew due to higher demand costs during 2000 associated with purchased power contracts. To a certain extent, Wisconsin Energy was able to limit the increase in fuel and purchased power costs during 2000 by changing its electric supply mix away from higher cost natural gas-fired generation and power purchases to lower cost nuclear and coal-fired generation.

The following table compares Wisconsin Energy's electric utility operating revenues and its gross margin during 2001 with similar information for 2000 and 1999.

	Electric Revenues and Gross Margin			Megawatt-Hour Sales
Electric Utility Operations	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$654.5	$606.7	$584.3	7,773.4	7,633.2	7,503.1
Small Commercial/Industrial	592.9	550.0	524.9	8,595.4	8,524.7	8,257.7
Large Commercial/Industrial	479.7	472.8	459.4	11,177.6	11,824.0	11,542.8
Other-Retail/Municipal	70.6	64.7	56.7	1,828.6	1,755.8	1,531.4
Resale-Utilities	56.8	79.1	74.7	1,687.6	2,304.7	2,422.1
Other Operating Revenues	12.9	24.5	22.1	-	-	-
Total Operating Revenues	1,867.4	1,797.8	1,722.1	31,062.6	32,042.4	31,257.1

Fuel and Purchased Power
Fuel	315.0	331.5	299.1
Purchased Power	202.3	182.0	153.7
Total Fuel and Purchased Power	517.3	513.5	452.8
Gross Margin	$1,350.1	$1,284.3	$1,269.3

Weather -- Degree Days (a)
Heating (6,821 Normal)				6,338	6,716	6,318
Cooling (685 Normal)				711	566	753

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During 2001, total electric sales fell by 3.1% compared with 2000, reflecting a softening economy that has especially affected large commercial and industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines. Sales to these mines decreased by 17.7% during 2001, with one of the mines currently idle pending a production decision by its owners. Excluding the two mines, total electric sales decreased 1.8% during 2001 and sales to the remaining large commercial/industrial customers decreased by 2.3% when compared with 2000. Due to warmer weather during the summer of 2001, a 1.8% increase in sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes, partially offset the effects of the soft economy on electric sales during 2001. As measured by cooling degree days, 2001 was 25.6% warmer than 2000 and 3.8% warmer than normal. Sales for resale to other utilities, the Resale-Utilities customer class, declined 26.8% during 2001 primarily as a result of a reduced demand for wholesale power.

During 2000, total electric energy sales increased by 2.5% compared with 1999, mostly reflecting growth in the average number of residential, small commercial/industrial and other retail/municipal customers and a 13.1% increase in sales to the iron ore mines noted above. Excluding these mines, total electric sales increased by 1.7% and sales to the remaining large commercial/industrial customers were unchanged between the comparative periods. Growth in the average number of customers partially offset the effects of cooler weather during the 2000 cooling season on total electric energy sales and on operating revenues. As measured by cooling degree days, 2000 was 24.8% cooler than 1999 and 17.4% cooler than normal.

Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Energy's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2001 and 1999 with similar information for 2000 on an actual and pro forma basis.

		Pro forma	Actual
Gas Utility Operations	2001	2000 (a)	2000 (b)	1999
	(Millions of Dollars)

Gas Operating Revenues	$1,074.5	$952.3	$736.3	$306.8
Cost of Gas Sold	751.6	613.8	486.7	174.0
Gross Margin	$322.9	$338.5	$249.6	$132.8

(a)

Wisconsin Energy's gas utility information reflects the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000. For further information concerning gas utility operations during the comparative periods, see "Pro Forma Gas Utility Gross Margins and Therm Deliveries" below.

(b)	Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

During 2001, Wisconsin Energy's gas operating revenues increased by $122.2 million or 12.8% when compared with 2000 pro forma revenues. This increase reflected a $137.8 million increase due to increases in the cost of gas sold offset in part by warmer weather which reduced volumes sold.

During 2000, Wisconsin Energy's total gas utility operating revenues increased by $429.5 million or 140.0% compared with the same period during 1999. Gross margin on gas utility operating revenues increased by $116.8 million or 88.0%. Of these changes, $336.7 million of the increase in total gas utility operating revenues and $109.3 million of the increase in gross margin were attributable to the addition of Wisconsin Gas to the Company in April 2000.

Pro Forma Gas Utility Gross Margins and Therm Deliveries

The following table compares pro forma gas utility gross margin and therm deliveries during 2001, 2000 and 1999 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 1999. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.

Pro Forma	Gross Margin			Therm Deliveries
Gas Utility Operations	2001	2000 (a)	1999 (a)	2001	2000 (a)	1999 (a)
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$209.0	$216.0	$207.0	756.3	803.8	769.4
Commercial/Industrial	62.3	64.4	61.6	427.7	462.1	445.8
Interruptible	2.0	2.5	3.9	25.8	35.2	45.3
Total Retail Gas Gross Margin	273.3	282.9	272.5	1,209.8	1,301.1	1,260.5
Transported Gas	41.4	47.0	41.2	787.4	897.1	903.7
Other Operating	8.2	8.6	8.1	-	-	-
Total Operating Gross Margin	$322.9	$338.5	$321.8	1,997.2	2,198.2	2,164.2

Weather -- Degree Days (b)
Heating (6,821 Normal)				6,338	6,716	6,318

(a)	Information for the years 2000 and 1999 include Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 1999.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Gas margins totaled $322.9 million in 2001, or a $15.6 million decline from 2000 pro forma amounts. This decline was directly related to warmer winter weather which reduced the heating load. Total therm deliveries of natural gas decreased by 9.1% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.9% and 7.4%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 12.2% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Utility Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $23.9 million during 2001 when compared with 2000 pro forma amounts. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $44.9 million of higher electric transmission expenses caused by a change in how electric transmission costs are recorded as a result of the transfer of Wisconsin Electric's and Edison Sault's electric transmission assets to ATC on January 1, 2001. Partially offsetting this was a reduction in costs as a result of the WICOR merger, which led to the consolidation of common operating and support areas.

The most significant change in other operation and maintenance expenses between 2000 and 1999 resulted from $52.7 million of non-recurring charges during 2000 at Wisconsin Electric associated with the WICOR merger including severance, benefits and other items. Increased other operation and maintenance expenses during 2000, excluding Wisconsin Gas, were also attributable to $14.8 million of higher non-fuel fossil generation expenses and $9.0 million of higher electric distribution expenses offset in part by an $8.8 million decline in nuclear non-fuel expenses and a $9.9 million decline in customer service expenses.

Depreciation, Decommissioning and Amortization Expenses:   Depreciation, decommissioning and amortization expenses were $1.1 million lower during 2001 compared with 2000 pro forma. The transfer of electric transmission assets to the ATC resulted in a reduction in depreciation expense, which was partially offset by increased capital asset additions for electric generation and for electric and gas distribution systems.

Excluding Wisconsin Gas, depreciation, decommissioning and amortization expenses were $39.0 million higher during 2000 compared with 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $22.8 million in 2000 compared to 1999. Higher average depreciable property during 2000 also contributed to an increase in depreciation expense.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

As part of its ongoing efforts to divest non-core assets, the Company significantly reduced certain of Wisvest's operations during 2001. The Company is evaluating proposals to sell two fossil-fueled power plants in the state of Connecticut owned by Wisvest-Connecticut, LLC, a wholly-owned subsidiary of Wisvest. The ultimate timing, proceeds and any gain or loss as a result of the asset sale is dependent upon many factors, including, but not limited to the independent power markets, forward electric price curves, the ability of independent power producers to obtain financing and general economic conditions.

The following table compares the non-utility energy segment's earnings during 2001 and 1999 with similar actual and pro forma information for 2000. In addition, the table summarizes electric megawatt-hour sales by Wisvest-Connecticut's power plants as well as electric and natural gas sales from non-utility energy marketing, trading and services operations during the comparative periods.

		Pro forma	Actual
Non-Utility Energy Segment	2001	2000 (a)	2000 (b)	1999(c)
	(Millions of Dollars, Except Statistics)
Operating Revenues
Independent Power Production	$213.8	$149.5	$149.5	$101.1
Energy Marketing, Trading & Services	97.9	220.0	194.2	74.5
Other	25.6	33.1	29.1	17.6
Total Operating Revenues	337.3	402.6	372.8	193.2
Fuel and Purchased Power	142.8	168.6	168.6	129.2
Cost of Gas Sold	72.2	133.5	108.0	-
Cost of Goods Sold	6.8	8.2	8.2	-
Gross Margin	115.5	92.3	88.0	64.0
Other Operating Expenses	79.3	86.3	81.7	44.3
Operating Income	36.2	6.0	6.3	19.7
Other Income	5.6	24.0	24.0	6.8
Financing Costs	17.2	30.0	29.8	21.8
Adjusted Income Before Income Taxes	24.6	-	0.5	4.7
Income Tax Expense/ (Benefit)	9.8	(0.5)	(0.4)	2.0
Adjusted Earnings (d)	$14.8	$0.5	$0.9	$2.7
	====	====	====	====

Net Earnings	$18.7	$39.0	$39.4	$2.7
	====	====	====	====

Statistics
Independent Power Production
Electric Megawatt-Hour Sales (Thousands)	4,428.2	3,213.2	3,213.2	2,417.2
Energy Marketing, Trading & Services
Electric Megawatt-Hour Sales (e) (Thousands)	457.6	2,091.2	2,091.2	1,598.1
Gas Therm Sales (b) (Millions)	100.3	267.0	187.6	-

(a)	Includes the operations of the WICOR subsidiaries as if they had been part of Wisconsin Energy since January 1, 2000.

(b)

Reflect the operations of WICOR Energy Services and FieldTech, subsidiaries of WICOR, subsequent to the merger on April 26, 2000. During April 2001, the operations of WICOR Energy Services were merged into an unconsolidated affiliate of Wisconsin Energy, ending direct gas marketing activities by the non-utility energy segment. In May 2001, FieldTech was sold to an unrelated third party.

(c)	Includes the operations of Wisvest-Connecticut subsequent to their acquisition in April 1999.

(d)

Adjusted earnings during 2001 exclude $16.5 million of net gains on the sale of assets partially offset by $12.6 million of net charges related to SFAS 133. Adjusted earnings during 2000 exclude $54.6 million of net gains on the sale of assets partially offset by $16.1 million of net non-recurring charges relating to severance costs associated with the divestiture of non-core businesses and to write-downs associated with certain investments.

(e)

During the fourth quarter of 2001, the operations of Griffin Energy Marketing, L.L.C., a division of Wisvest, were halted, ending electric marketing activities by the non-utility energy segment. Griffin's activities wound down throughout 2001 as it closed out previously negotiated transactions.

During 2001, adjusted earnings of the non-utility energy segment grew by $13.9 million when compared with 2000 on an actual basis or by $14.3 million when compared with 2000 on a pro forma basis. Adjusted earnings during 2001 exclude $16.5 million of net gains on the sale of assets offset in part by net charges of $12.6 million as a result of the adoption of SFAS 133 on January 1, 2001 and subsequent valuation charges from applying SFAS 133 during the year. Adjusted earnings during 2000 exclude $54.6 million of net gains on the sale of assets offset in part by $16.1 million of after-tax non-recurring charges during the fourth quarter of 2000 relating to severance costs associated with the divestiture of non-core businesses and for write-downs associated with certain investments.

Adjusted earnings increased during 2001 primarily due to improved operating results from Wisvest-Connecticut's two power plants offset in part by start up costs associated with W.E. Power. Beginning in the fourth quarter of 2000, the Wisvest-Connecticut assets are accounted for as assets held for sale. Under this accounting, no depreciation expense of long-lived assets is reported. This change in accounting benefited the non-utility energy segment by approximately $0.05 per share when compared to 2000.

During 2001, both of Wisvest-Connecticut's plants operated for the full year. During 2000, one of Wisvest-Connecticut's plants experienced an extended outage which increased purchased power and maintenance costs. During 1999, the Company did not operate Wisvest-Connecticut's two plants until April, when the plants were originally acquired.

MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

During 2001, the manufacturing segment contributed $29.1 million to earnings before merger costs, which was slightly better than the prior year pro forma amounts. Including WICOR merger costs, net income was $9.7 million, or $1.7 million better than 2000 pro forma amounts. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's earnings during 2001with similar information for 2000 on an actual and pro forma basis.

		Pro forma	Actual
Manufacturing Segment	2001	2000 (a)	2000 (b)
	(Millions of Dollars)
Operating Revenues
Domestic	$444.9	$433.9	$294.1
International	140.2	141.3	88.1
Total Operating Revenues	585.1	575.2	382.2
Cost of Goods Sold	423.6	414.1	270.8
Gross Margin	161.5	161.1	111.4
Other Operating Expenses	107.2	106.8	71.0
Operating Income	54.3	54.3	40.4
Other Income (Deductions)	0.3	(0.5)	(0.8)
Financing Costs	7.1	6.9	4.3
Adjusted Income Before Income Taxes	47.5	46.9	35.3
Income Taxes	18.4	18.0	13.8
Adjusted Earnings Before WICOR merger costs	29.1	28.9	21.5
WICOR merger costs, after tax (c)	19.4	20.9	14.0
Net Earnings	$9.7	$8.0	$7.5
	=====	=====	====

(a)	Includes operations of the manufacturing segment as if it had been part of Wisconsin Energy since January 1, 2000.

(b)	Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to the WICOR merger on April 26, 2000.

(c)	Merger-related costs represent WICOR acquisition purchase accounting entries, primarily goodwill amortization and interest expense.

Operating revenues were up by $9.9 million during 2001 as compared to pro forma operating revenues in 2000 primarily due to acquisitions, offset partially by the effects of a decline in the economy on base-business sales and unfavorable foreign currency translations. The manufacturing segment's modest decline reflects the steadiness and diversification of the markets it serves. For the year, operating income of $54.3 million was essentially flat compared with 2000 on a pro forma basis. In spite of additional operations due to the acquisitions, other operating expenses increased slightly reflecting aggressive cost reduction initiatives implemented early in the year. The manufacturing segment's results for 2000 were impacted by a series of expenses associated with the defense of intellectual property rights, development of a new beverage dispensing technology and the integration of an acquisition.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

During 2001, the Company incurred $73.0 million of charges, which are recorded as "Other" in Other Income and Deductions. These charges primarily represented $38.5 million of SFAS 133 charges related to the decline in oil prices and $37.6 million in write-downs in the Witech venture capital portfolio. During 2000, the Company incurred $39.3 million of charges which are recorded in "Other" in Other Income and Deductions. These charges primarily represented write-downs of non-core assets.

CONSOLIDATED FINANCING COSTS

During 2001, total financing costs were $246.6 million, up slightly from 2000 amounts but mitigated by the decline in short-term interest rates in 2001. During 2000, financing costs were $244.8 million, or $94.3 million higher than 1999. The 2000 financing costs were influenced by the April 2000 acquisition of WICOR, which resulted in almost $1.5 billion of additional debt for the Company.

CONSOLIDATED INCOME TAXES

The Company's consolidated effective income tax rate was 41.9%, 44.9%, and 34.7% for the three years ending December 31, 2001, respectively. The 2001 effective income tax rate reflects the amortization of the WICOR goodwill which is not deductible for income tax purposes. The 2000 effective income tax rate includes the amortization of WICOR goodwill for eight months, as well as the impact of unrealized capital losses. The 1999 effective income tax rate does not include WICOR goodwill amortization, and it includes a regulatory adjustment for the accounting for contributions in aid of construction which reduced the effective tax rate by 2.5%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Energy's cash flows during 2001, 2000 and 1999:

Wisconsin Energy Corporation	2001	2000 (a)	1999
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$555.8	$461.0	$306.9
Investing Activities	($464.3)	($1,520.5)	($888.8)
Financing Activities	($85.0)	$1,026.5	$638.8

(a)	Includes the operations of the WICOR subsidiaries subsequent to the merger on April 26, 2000.

Operating Activities

During 2001, cash flow from operations increased to $555.8 million, or a $94.8 million improvement over 2000. This increase was primarily attributable to increased operating income and higher non-cash charges. During 2000, cash flow from operations increased by $154.1 million over 1999 due primarily to increased non-cash charges and a $110 million payment made in 1999 related to litigation. This payment was returned to the Company with interest in early 2002.

Investing Activities

During 2001, the Company spent $672.5 million on capital expenditures, which was a $61.5 million increase over 2000. The largest increase in capital expenditures came within the utility energy segment for electric and gas distribution assets. During 2001, the Company's manufacturing segment also made acquisitions totaling $35.7 million. In 2000, the Company completed the WICOR acquisition at a purchase price of $1.2 billion, as well as a small manufacturing acquisition. These acquisitions were initially financed with short-term commercial paper.

In 2001, the Company continued its strategy of divesting non-core assets. During 2001, the Company received proceeds from asset divestitures of $294.4 million related to the transfer of electric transmission assets to ATC and the successful sale of the Wisvest Blythe project and FieldTech. During 2000, the Company received proceeds from asset sales of approximately $408.4 million which primarily reflects the sale of Wisvest's investment in SkyGen, an independent power producer. The SkyGen sale resulted in a gain of $0.45 per share in 2000.

Financing Activities

In September 2000, the Company initiated a share repurchase program. Under the program, the Company repurchased and retired 10.9 million shares through December 31, 2001 at a cost of $234.5 million. It is expected that this program will continue during 2002. In September 2000, the Company also announced a reduction in the quarterly dividend from $0.39 per share to $0.20 per share. This action reduced the dividends paid in 2001 as compared to 2000 and also reduced the proceeds from the issuance of common stock under the dividend reinvestment program.

During 2001, the Company refinanced approximately $1.3 billion of commercial paper through the issuance of intermediate-term senior notes. In January 2002, the Company redeemed $100 million of 8 3/8% long-term debt and $3.4 million of 9 1/8% long-term debt. These redemptions were financed with short-term commercial paper bearing rates of approximately 2%. The 2002 redemptions are expected to have an initial cost of $0.03 per share associated with the redemption premium; however, it is expected that the current short-term rates will result in reduced interest costs during 2002.

CAPITAL RESOURCES AND REQUIREMENTS

As Wisconsin Energy continues to implement its strategy of leveraging on the core competencies of its business segments and building financial strength, Wisconsin Energy expects to continue to divest of non-core assets, invest in core assets, buy back common stock and pay down debt.

Capital Resources

The Company anticipates meeting its capital requirements during 2002 primarily through internally generated funds and net proceeds as a result of asset sales. Beyond 2002, Wisconsin Energy anticipates meeting its capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities.

The Company has access to the capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Energy's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Energy believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On December 31, 2001, Wisconsin Energy had $945 million of total available unused short-term borrowing capacity on a consolidated basis under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Energy had $1.7 billion of available unused lines of bank credit on a consolidated basis to support its outstanding commercial paper program and other short-term borrowing arrangements.

The following table shows Wisconsin Energy's consolidated capitalization structure at December 31:

Capitalization Structure	2001		2000
	(Millions of Dollars)

Common Equity	$2,056.1	31.4%	$2,016.8	31.4%
Preferred Stock	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.0%	200.0	3.1%
Long-Term Debt (including
current maturities)	3,721.6	56.7%	2,788.1	43.4%
Short-Term Debt	550.4	8.4%	1,386.1	21.6%
Total	$6,558.5	100.0%	$6,421.4	100.0%

As described in "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, certain restrictions exist on the ability of Wisconsin Energy's subsidiaries to transfer funds to Wisconsin Energy. The Company does not expect these restrictions to have any material effect on its operations or ability to meet its cash obligations.

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

Wisconsin Energy believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $661 million during 2002 attributable to the following operating segments:

	Estimated	Actual
Capital Expenditures	2002	2001
	(Millions of Dollars)

Utility Energy	$466	$428.7
Non-Utility Energy
Power the Future	44	6.1
Other	23	121.6
Manufacturing	20	27.1
Other	108	89.0
Total	$661	$672.5

Due to changing environmental and other regulations such as air quality standards or electric reliability initiatives that impact the Company's utility energy segments, future long-term capital requirements may vary from recent capital requirements. The utility energy segment currently expects capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in the Power the Future strategy described below, to be between $400 million and $500 million per year during the next five years.

Capital requirements over the next decade for Power the Future include approximately $3.0 billion to construct 2,800 megawatts of new natural gas-based and coal-based generating capacity, approximately $1.3 billion to upgrade existing electric generating assets and approximately $2.7 billion for energy distribution system upgrades.

The capital required to support the $3.0 billion of new generation over the next 10 years is expected to come from a combination of internal and external sources. With the dividend reduction that began in 2001, the Company is expected to retain almost $90 million per year of additional cash flows, which will provide substantial funding for new generation. The Company is also divesting non-utility assets which will provide additional cash. Subject to PSCW approval, the new generating plants will be constructed by W.E. Power, a non-utility subsidiary, and leased to the utility under 20-25 year lease agreements. It is expected that the utility will recover the lease payments in its utility rates. It is anticipated that the utility will need external financing as the plants are constructed, but the cash flows from the lease payments, the asset divestitures and the additional cash retained within the Company as a result of the dividend reduction are expected to eliminate the need for additional equity financing.

Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is approximately $106 million as of December 31, 2001. However, the Company believes the likelihood is remote that material payments will be required under these agreements.

The Company has the following contractual obligations and other commercial commitments as of December 31, 2001:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr	2-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$456.9	$1,215.1	$1,880.6	$3,552.6
Capital Lease Obligations (c)	56.7	149.6	469.9	676.2
Operating Lease Obligations (d)	7.4	20.7	14.8	42.9
Unconditional Purchase Obligations (e)	9.6	38.4	-	48.0
Other Long-Term Obligations (f)	348.1	609.5	357.0	1,314.6
Total Contractual Cash Obligations	$878.7	$2,033.3	$2,722.3	$5,634.3

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Energy and affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Leases Obligations for equipment, vehicles and property for Wisconsin Energy and affiliates.

(e)	Unconditional Purchase Obligations for information technology and other services for utility operations.

(f)

Other Long-Term Obligations under various contracts of Wisconsin Energy and affiliates for the procurement of fuel, power, gas supply and associated transportation, primarily related to utility operations.

Obligations for utility operations by Wisconsin Energy's utility affiliates have historically been included as part of the rate making process and therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

The Company is potentially exposed to market and other significant risks as a result of the nature of its businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to: (1) Commodity price risks related to electric generation fuel costs, the market price of electricity and the price of natural gas; (2) Regulatory risk associated with the recovery of fuel and purchased power costs of Wisconsin Electric; (3) Weather fluctuations; (4) Interest rate risks associated with the Company's portfolio of short and long-term debt; (5) Marketable securities return risk related to debt and equity investments held in various trust funds; (6) Independent power project risks associated with the divestiture of non-utility energy segment assets; (7) Foreign currency exchange rate risks linked to purchases and sales within the manufacturing segment; (8) Economic risks; and (9) Inflationary risks to future results of operations, especially as they relate to expenses associated with employee medical benefit plans and post retirement benefits.

Commodity Price Risk:   In the normal course of business, the Company's utility and non-utility power generation subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. The Company manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process noted below. The PSCW has authorized dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utilities' gas cost recovery mechanisms, see "Rates and Regulatory Matters" below.

At December 31, 2001, the majority of the commodity contracts in the non-utility segment are at Wisvest Connecticut. Assuming a 10% price change for fuel oil based upon forward market prices as of December 31, 2001, the Company would record approximately a $12.4 million increase or decrease in pre-tax income.

Regulatory Recovery Risk:   The electric operations of Wisconsin Electric burn natural gas in several of its peaker power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted above, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2001 and 2000, actual fuel and purchased power costs at Wisconsin Electric exceeded base fuel rates by $0.1 million and $25.9 million, respectively. In 2001, the base fuel rates included a fuel surcharge. For 1999, actual Wisconsin Electric fuel and purchased power costs were $1.5 million less than base fuel rates.

Weather:   The rates of Wisconsin Electric and Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues of Wisconsin Electric and Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information in the utility segment's service territory during 2001, 2000 and 1999, as measured by degree-days, may be found above in "Results of Operations".

Temperature can also impact demand for electricity in regions where the Company has invested in non-utility energy assets or projects.

Interest Rate Risk:   The Company, including its affiliates, has various short-term borrowing arrangements to provide working capital and general corporate funds. Wisconsin Energy also has variable rate long-term debt outstanding at December 31, 2001. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

The Company performed an interest rate sensitivity analysis at December 31, 2001 of its outstanding portfolio of $550.4 million short-term debt with a weighted average interest rate of 2.09% and $578.0 million of variable-rate long-term debt with a weighted average interest rate of 2.97%. A one-percentage point change in interest rates would cause the Company's annual interest expense to increase or decrease by approximately $5.5 million before taxes from short-term borrowings and $5.0 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:   The Company funds its pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other postretirement benefit and nuclear decommissioning expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Energy expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators. The Company is currently operating under a PSCW ordered, qualified five-year rate freeze. For further information about the rate freeze, see "Rates and Regulatory Matters" below.

At December 31, 2001, the Company held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$1,062.7
Nuclear decommissioning trust fund	$589.6
Other postretirement benefits trust funds	$148.8

The Company manages its fiduciary oversight of the pension and other postretirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. The Company conducts asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Board-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. An asset/liability study is periodically conducted by an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Wisconsin Electric has received at least $9.0 million before taxes as its share of distributions in recent years. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs to Wisconsin Electric.

Independent Power Project ("IPP") Market Risk:   Prior to the September 2000 Power the Future strategic announcement, the Company made significant commitments to develop, build and own non-utility power plants. Subsequent to September 2000, the Company made significant progress in exiting many of these projects, which resulted in gains during 2001 and 2000. As of December 31, 2001, the Company had approximately $650 million of investments in non-utility energy assets. In the fourth quarter of 2001, the IPP market experienced a significant decline driven by several factors, including the softening economy, the financial viability of energy companies with large IPP investments, lower forward electric price curves and a significant tightening of credit to this market. These factors may adversely impact the timing, proceeds and the gain or loss on future sales of non-utility energy assets.

Foreign Currency Exchange Rate Risk:   The Company manages foreign currency market risks through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not significant to the Company.

The Company generally uses natural hedges to minimize exposures to the revaluation of assets and liabilities denominated in foreign currencies. The Company's net exposure at December 31, 2001 was immaterial.

Economic Risk.   The Company is exposed to market risks in the regional Midwest economy for the utility energy segment and worldwide economic trends for the manufacturing segment. The Company uses diversification in its portfolio of businesses to reduce its exposure to economic fluctuations.

Inflationary Risk:   The Company continues to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on the Company's medical and post retirement benefit plans, the Company has expectations of low-to-moderate inflation. Wisconsin Energy does not believe the impact of general inflation will have a material effect on its future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The PSCW regulates retail electric, natural gas, steam and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission ("FERC") regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission regulates retail electric rates in the state of Michigan.

Wisconsin Jurisdiction

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a five-year rate restriction period in effect freezing electric and natural gas rates for Wisconsin Electric and Wisconsin Gas effective January 1, 2001. The Company may seek biennial rate reviews during the five-year rate restriction period limited to "carve out" changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, the Company's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow the Company to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

Wisconsin Electric Power Company:   The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities.

	Incremental
	Annualized		Authorized
	Revenue	Percent	Return on
	Increase	Change	Common	Effective
Service -- Wisconsin Electric	(Decrease)	in Rates	Equity	Date
	(Millions)	(%)	(%)

Retail gas (a)	$3.6	0.9%	12.2%	12/20/01
Fuel electric, WI (b)	$20.9	1.4%	-	5/03/01
Fuel electric, WI (b)	$37.8	2.5%	-	2/09/01
Fuel electric, MI	$1.0	2.4%	-	1/01/01
Retail electric, WI	$27.5	1.8%	12.2%	1/01/01
Retail electric, WI (c)	$11.3	0.8%	12.2%	8/30/00
Retail gas (c)	($3.6)	(0.9)%	12.2%	8/30/00
Retail electric, WI (c)	$25.2	1.7%	12.2%	4/11/00
Retail gas (c)	$11.6	3.3%	12.2%	4/11/00
Fuel electric, WI	($7.8)	(0.5%)	-	5/01/99

(a)	On 11/1/01 the Milwaukee County Circuit Court overturned the PSCW's 8/30/00 final order for natural gas rates and the PSCW reinstated the higher 4/11/00 interim gas rate order, effective 12/20/01.

(b)	The 2/9/01 order was an interim order that was effective until the 5/3/01 final order was issued by the PSCW. The final 5/3/01 order superceded the 2/9/01 interim order.

(c)	The 4/11/00 order was an interim order that was effective until the 8/30/00 final order was issued by the PSCW. The retail gas 8/30/00 final order was amended in the 12/20/01 Order.

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

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the PSCW authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001. Rates in the final order were based upon a 12.2% return on common equity.

On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. On November 1, 2001 the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded it back to the PSCW for action. The PSCW did not challenge the courts decision and authorized the Company to increase natural gas rates by $3.6 million effective December 20, 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures are subject to refund at the end of 2001 to the extent that actual expenditures are less than forecasted expenditures included in the final order. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for revenue requirement components associated with NOx expenditures. Wisconsin Electric's actual NOx remediation expenditures during the 2000/2001 biennial period resulted in an under-spent balance of approximately $8.0 million at the end of 2001 in the NOx escrow account which will need to be addressed in future rate making activities.

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover costs associated with the formation and operation of ATC, which was designed to enhance access and increase electric system reliability and market efficiency. Wisconsin Electric also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are due to the implementation of capital improvement projects that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan Jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and MPSC.

Wisconsin Gas Company:   Wisconsin Gas rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established in 1994 and expired on October 31, 2001. Under this mechanism, Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. The Productivity-based Alternative Ratemaking Mechanism has certain criteria that allow it to be reopened at any time for significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items." To date, none of the criteria has been triggered. In its approval of the WICOR acquisition, the PSCW ordered that Wisconsin Gas' natural gas rates remain under the Productivity-based Alternative Ratemaking Mechanism for the program's duration and remain revenue neutral during the remainder of the five-year rate restriction period noted above. Pursuant to that PSCW directive, Wisconsin Gas rates remain at the same levels as were set prior to the expiration of the Productivity-based Alternative Ratemaking Mechanism.

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. On December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected power supply cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order on May 3, 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs as a result of the surcharges authorized in 2001. During 2001, the Company did not over recover fuel costs.

On June 4, 2001, two consumer advocacy groups petitioned the Dane County Circuit Court for review of these decisions of the PSCW authorizing Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners allege that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both the interim and final orders and remand the case to the PSCW. The matter is pending. Wisconsin Electric intends to vigorously defend the PSCW's orders and believes the Court will affirm the PSCW's actions.

Gas Cost Recovery Mechanism:   As a result of the acquisition of WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric has operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW, while the Wisconsin Gas GCRM included an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For both companies, the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

In February 2001, the PSCW issued an order to Wisconsin Electric and to Wisconsin Gas authorizing a similar GCRM for each company. These new GCRMs, which were effective April 1, 2001, are similar to the existing GCRM at Wisconsin Gas. Under the new GCRMs, gas costs will be passed directly to customers through a purchased gas adjustment clause. However, both companies will have the opportunity to increase or decrease earnings by up to approximately 2.5% of their total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW. Recent changes in the benchmarks applied resulted in no increase in current earnings under the GCRM in 2001 versus an increase in the earnings of Wisconsin Gas of $3.0 million before tax in 2000.

Commodity Price Risk:   The gas operations of Wisconsin Electric and Wisconsin Gas have commodity risk management programs that have been approved by the PSCW. These programs hedge the cost of natural gas and therefore changes in the value of the financial instruments do not impact net income. These programs allow the Company's gas utilities to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under these programs, Wisconsin Gas and Wisconsin Electric have the ability to hedge up to 50% of their planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of Wisconsin Gas and Wisconsin Electric gas cost recovery mechanisms. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Gas and Wisconsin Electric use derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanisms.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the Michigan Public Service Commission ("MPSC") requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings are scheduled for April 2002 with a Proposal for Decision expected around June 1, 2002.

Edison Sault Electric Company:   In September 1995, the MPSC approved Edison Sault's application to implement price cap regulation for its electric customers in the state of Michigan, capping base rates at existing levels, rolling its existing fuel cost adjustment procedure or Power Supply Cost Recovery ("PSCR") factor into base rates and suspending its existing PSCR clause. Edison Sault is required to give thirty days notice for rate decreases. The order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances. On October 2, 2000, Edison Sault filed a report with the MPSC addressing its experience under the price-cap mechanism. In September of 2000, Edison Sault submitted an application to reinstate its PSCR clause in January 2002 and to incorporate therein 2002 incremental ATC charges and certain miscellaneous costs. On October 1, 2001, Edison Sault filed an application with the MPSC to establish its PSCR factor for the year 2002. The matter is pending. Any PSCR revenues collected during 2002 would be subject to a true-up hearing.

Electric Transmission Cost Recovery:   Consistent with the requests in Wisconsin noted above, Wisconsin Electric and Edison Sault requested from the MPSC in September 2001 rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for Wisconsin Electric and $0.6 million for Edison Sault for their operations in Michigan through the Michigan Power Supply Cost Recovery mechanism. Both the requests are pending.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power as a result of modern digital equipment, Wisconsin Energy is evaluating and updating its electric distribution system as part of its enhanced Power the Future strategy. The Company is taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of the Company's existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance the Company's current electric distribution infrastructure. In the long-term, Wisconsin Energy is initiating a new distribution system design that is expected to consistently provide the level of reliability needed for a digital economy, using new technology, advanced communications and a two-way electricity flow. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see "Corporate Developments" above.

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2001. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2002. However, extremely hot weather along with unexpected equipment unavailability could require Wisconsin Electric to call upon load management procedures during 2002 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Energy faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting the Company's utility and non-utility energy segments include but are not limited to (1) air emissions such as carbon dioxide ("CO2"), sulfur dioxide ("SO2"), nitrogen oxide, small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants. Wisconsin Energy is currently pursuing a proactive strategy to manage its environmental issues including (1) substitution of new and cleaner generating facilities for older facilities as part of the Power the Future strategy, (2) development of additional sources of renewable electric energy supply, (3) participation in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-fired generating facilities, (4) participation in voluntary programs with the Wisconsin Department of Natural Resources to reduce overall emissions, including mercury, from Wisconsin Electric's coal-fired power plants, (5) recycling of ash from coal-fired generating units and (6) the clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

Ozone Non-Attainment Rulemaking:   In October 1998, the EPA promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision on these challenges was issued in March 2000 excluding the state of Wisconsin but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemaking proceedings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the EPA for the Lake Michigan region's severe non-attainment areas. In the meantime, ambient monitoring data from the past three years shows that the Lake Michigan region is now in attainment with the 1-hour ozone standard. The state of Wisconsin and other Lake Michigan region states are in the process of submitting a redesignation (to attainment) plan to the EPA. This plan will continue to require the utility NOx reductions previously required when the area was in nonattainment. The NOx reductions will now be part of the maintenance and contingency plans required by the redesignation plan.

Michigan's and Wisconsin's rules are both in effect. Wisconsin Electric currently expects to incur total capital costs of $150 million to $200 million and annual operation and maintenance costs of $6 million to $9 million during the period 2001 through 2004 to comply with the Michigan and Wisconsin rules. Wisconsin Electric believes that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules within the next three years. In June 2001, the Wisconsin Department of Natural Resources ("WDNR") independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules were not finalized before the end of 2001 and will likely be revised before being finalized. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-fired generating facilities.

Manufactured Gas Plant Sites:   Wisconsin Electric and Wisconsin Gas are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Manufacturing Segment:   WICOR Industries has provided reserves sufficient to cover its estimated costs related to known contamination associated with its manufacturing facilities.

EPA Information Requests:   Wisconsin Electric and Wisvest-Connecticut LLC., a wholly owned subsidiary of Wisvest, have each received requests for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim back to the lower court for retrial. In January 2002, the Wisconsin State Supreme Court denied the plaintiffs petition for review. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

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

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2001, 2000, and 1999, Point Beach provided 25%, 23% and 22% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the Wisconsin Energy Board of Directors and the PSCW, the project may be completed by May 2008 and could add approximately 90 megawatts of electrical output to Point Beach.

Wisconsin Electric has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by late 2002. Based upon the results of this evaluation and subject to approval by executive management and by the Board of Directors of Wisconsin Energy in early 2003, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the Nuclear Regulatory Commission, in mid 2003 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

Used Nuclear Fuel Storage and Disposal:   During 1995, Wisconsin Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers beyond the twelve that were originally authorized. The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. NMC is under contract with a new vendor to supply the next generation of used fuel dry storage containers for Point Beach.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $177.6 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of August 2000, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the United States Department of Energy. Damages will continue to accrue, and, accordingly, Wisconsin Electric expects to seek to recover all of its damages in this lawsuit.

During 2000, President Clinton vetoed legislation that would have required the United States Department of Energy to establish a temporary used fuel repository in the state of Nevada until a permanent repository is available and to begin taking ownership from utilities and removing used fuel as required by the Waste Act. The Senate and the House failed to override the President's veto. Wisconsin Electric is unable to predict whether similar legislation might be reintroduced and passed during 2002 or President Bush's administration might support and sign such legislation.

In January 2002, as required by the Nuclear Waste Policy Act, the Secretary of Energy Spencer Abraham notified Nevada Governor Kenny Guinn and the Nevada Legislature that he intended to recommend to President Bush that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. On February 14, 2002, Secretary Abraham provided the formal recommendation to President Bush. In a February 2002, letter to Congress, President Bush expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Nuclear Waste Policy Act.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric industry has followed a trend in recent years towards restructuring and increased competition. In the Midwest region, the state of Illinois passed legislation that introduced retail electric choice for large customers in 1999 and introduces choice for all retail customers by May 2002. As described in further detail below, full retail electric choice was introduced in the state of Michigan in January 2002. Congress continues to evaluate restructuring proposals at the federal level. However, recent severe electric supply constraints and a resulting rise in the cost of electricity in California has revitalized public debate in Wisconsin concerning deregulation. Given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Energy cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations.

Restructuring in Wisconsin:   Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  Improvements to existing and addition of new electric transmission lines in the state;
  Addition of new generating capacity in the state;
  Modifications to the regulatory process to facilitate development of merchant generating plants;
  Development of a regional independent electric transmission system operator; and
  The previously described formation of a statewide transmission company, American Transmission Company LLC, which became operational January 1, 2001.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan:   In June 2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the MPSC to implement electric retail access in Michigan. In effect, the new law provides that all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer after January 1, 2002. The Michigan Retail Access law was characterized by Michigan Governor Engler as "Choice for those who want it and protection for those who need it."

As of January 1, 2002, Michigan retail customers of Wisconsin Electric and Edison Sault were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. Wisconsin Electric and Edison Sault plan to maintain their generation capacity and distribution assets and provide regulated service as they have in the past. Wisconsin Electric and Edison Sault expect to continue providing distribution and customer service functions regardless of the customer's power supplier.

Power supply revenue in 2001 from Wisconsin Energy's eligible electric Michigan retail choice customers was less than $40 million, or approximately 1.6% of total utility operating revenue. Competition and customer switching to alternative suppliers in the companies' service territories in Michigan has started very slowly with little alternate supplier activity, reflecting the small market area, the companies' competitive regulated power supply prices and a lack of interest in general of the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Electric and Wisconsin Gas are unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets. Both accounting pronouncements were effective beginning January 1, 2002, although both standards require that business combinations which occurred after June 30, 2001 be accounted for using the new accounting standards. For further information, see "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. In June 2001, the Financial Accounting Standards Board also authorized issuance of SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. Upon adoption, the Company may be required to modify its accounting for nuclear decommissioning. Wisconsin Energy has not yet completed the evaluation of application of the SFAS 143 rules. The Company expects to adopt SFAS 143 effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002. Wisconsin Energy has not yet completed the evaluation of application of the SFAS 144 rules.

SIGNIFICANT ACCOUNTING POLICIES

Regulatory Accounting:   Wisconsin Energy's utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. Such a charge could be material. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Accounting for Derivative Instruments:   SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years beginning after June 15, 2000. The Company adopted this statement effective January 1, 2001, which resulted in a net SFAS 133 charge of $0.11 per share for 2001. For further information, see "Note A -- Summary of Significant Accounting Policies" and "Note K -- Derivative Instruments" in the Notes to Consolidated Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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
  Authoritative generally accepted accounting principle or policy changes, such as issuance during the summer of 2001 of SFAS 141, Business Combinations; SFAS 142, Goodwill and Other Intangible Assets; SFAS 143, Accounting for Asset Retirement Obligations; and SFAS 144, Accounting for the Impairment of Long-Lived Assets, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions or divestitures; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.
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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities and obtaining the investment capital from outside sources necessary to implement the strategy.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.
  Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Energy and its subsidiaries are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2001	2000	1999
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues
Utility energy	$2,964.8	$2,556.7	$2,050.2
Non-utility energy	337.3	372.8	193.2
Manufacturing	585.1	382.2	-
Other	41.3	51.0	29.2
Total Operating Revenues	3,928.5	3,362.7	2,272.6

Operating Expenses
Fuel and purchased power	660.1	682.1	588.1
Cost of gas sold	823.8	594.7	174.0
Cost of goods sold	434.7	282.0	-
Other operation and maintenance	978.3	942.4	708.7
Depreciation, decommissioning and amortization	342.1	336.3	250.8
Property and revenue taxes	84.6	80.3	74.9
Total Operating Expenses	3,323.6	2,917.8	1,796.5

Operating Income	604.9	444.9	476.1

Other Income and Deductions
Interest income	18.2	20.3	22.3
Allowance for other funds used during construction	1.9	2.6	3.8
Gains on asset sales	27.5	98.7	6.1
Equity in earnings of unconsolidated affiliates	26.0	(2.3)	(3.8)
Other	(73.0)	(39.3)	(33.9)
Total Other Income and Deductions	0.6	80.0	(5.5)

Financing Costs
Interest expense	245.0	243.5	148.3
Allowance for borrowed funds used during construction	(13.3)	(13.6)	(9.5)
Distributions on preferred securities of subsidiary trust	13.7	13.7	10.5
Preferred dividend requirement of subsidiary	1.2	1.2	1.2
Total Financing Costs	246.6	244.8	150.5

Income Before Income Taxes and the
Cumulative Effect of Change in Accounting Principle	358.9	280.1	320.1

Income Taxes	150.4	125.9	111.1
Income Before the Cumulative
Effect of Change in Accounting Principle	208.5	154.2	209.0
Cumulative Effect of Change in
Accounting Principle, Net of Tax	10.5	-	-
Net Income	$219.0	$154.2	$209.0
	=====	=====	=====
Earnings Per Share Before Change in Accounting Principle
Basic	$1.78	$1.28	$1.79
Diluted	$1.77	$1.27	$1.79

Earnings Per Share
Basic	$1.87	$1.28	$1.79
Diluted	$1.86	$1.27	$1.79

Weighted Average Common Shares Outstanding (Millions)
Basic	117.1	120.6	117.0
Diluted	117.9	121.2	117.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2001	2000	1999
	(Millions of Dollars)
Operating Activities
Net income	$219.0	$154.2	$209.0
Reconciliation to cash
Depreciation, decommissioning and amortization	377.5	372.8	283.4
Nuclear fuel expense amortization	32.3	27.4	25.8
Equity in earnings of unconsolidated affiliates	(26.0)	2.3	3.8
Deferred income taxes, net	(7.8)	10.3	33.6
Investment tax credit, net	(5.0)	(4.6)	(4.3)
Allowance for other funds
used during construction	(1.9)	(2.6)	(3.8)
Gains on asset sales	(27.5)	(98.7)	(6.1)
Change in - Accounts receivable and accrued revenues	187.5	(188.0)	(56.3)
Inventories	(38.7)	(68.9)	(6.8)
Other current assets	62.4	22.1	(55.4)
Accounts payable	(119.2)	163.5	(13.4)
Other current liabilities	(128.9)	63.7	2.2
Other	32.1	7.5	(104.8)
Cash Provided by Operating Activities	555.8	461.0	306.9

Investing Activities
Capital expenditures	(672.5)	(611.0)	(518.1)
Acquisitions, net of cash acquired	(35.7)	(1,234.7)	(276.8)
Proceeds from asset sales, net	174.6	408.4	11.5
Cash distributions received from ATC	119.8	-	-
Allowance for borrowed funds
used during construction	(13.4)	(13.6)	(9.5)
Nuclear fuel	(9.9)	(41.6)	(18.6)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.7)
Other	(9.6)	(10.4)	(59.6)
Cash Used in Investing Activities	(464.3)	(1,520.5)	(888.8)

Financing Activities
Issuance of common stock	51.6	89.3	79.1
Repurchase of common stock	(133.6)	(100.8)	-
Issuance of long-term debt	1,313.7	513.9	443.2
Retirement of long-term debt	(98.2)	(137.4)	(115.5)
Issuance of mandatorily redeemable
trust preferred securities	-	-	193.7
Change in short-term debt	(1,124.7)	826.8	220.6
Dividends paid on common stock	(93.8)	(165.3)	(182.3)
Cash (Used in) Provided by Financing Activities	(85.0)	1,026.5	638.8

Change in Cash and Cash Equivalents	6.5	(33.0)	56.9

Cash and Cash Equivalents at Beginning of Year	40.5	73.5	16.6

Cash and Cash Equivalents at End of Year	$47.0	$40.5	$73.5
	====	====	====
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$233.1	$223.6	$156.1
Income taxes (net of refunds)	$166.8	$82.4	$114.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2001	2000

	(Millions of Dollars)

Property, Plant and Equipment
Utility energy	$7,075.3	$7,327.7
Non-utility energy	21.5	21.7
Manufacturing	142.2	119.5
Other	205.6	135.3
Accumulated depreciation	(3,826.4)	(3,912.9)
	3,618.2	3,691.3
Construction work in progress	380.2	246.3
Leased facilities, net	116.0	121.7
Nuclear fuel, net	73.6	93.1
Net Property, Plant and Equipment	4,188.0	4,152.4

Investments
Nuclear decommissioning trust fund	589.6	613.3
Investment in ATC	146.5	-
Other	128.7	166.0
Total Investments	864.8	779.3

Current Assets
Cash and cash equivalents	47.0	40.5
Accounts receivable, net of allowance for
doubtful accounts of $48.0 and $36.0	434.2	532.6
Other accounts receivable	116.4	-
Accrued revenues	178.6	269.8
Materials, supplies and inventories	431.0	381.7
Assets held for sale	403.1	464.0
Prepayments	83.7	81.7
Deferred income taxes	8.7	73.4
Other	12.2	19.9
Total Current Assets	1,714.9	1,863.6

Deferred Charges and Other Assets
Deferred regulatory assets	324.9	276.8
Goodwill, net	832.1	826.9
Other	404.0	507.1
Total Deferred Charges and Other Assets	1,561.0	1,610.8

Total Assets	$8,328.7	$8,406.1
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2001	2000

	(Millions of Dollars)
Capitalization
Common equity	$2,056.1	$2,016.8
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,237.3	2,732.7
Total Capitalization	5,523.8	4,979.9

Current Liabilities
Long-term debt due currently	484.3	55.4
Short-term debt	550.4	1,386.1
Accounts payable	309.8	427.0
Payroll and vacation accrued	75.1	68.2
Taxes accrued - income and other	33.1	54.8
Interest accrued	39.0	26.0
Other	115.4	191.2
Total Current Liabilities	1,607.1	2,208.7

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	547.2	587.1
Accumulated deferred investment tax credits	75.8	80.8
Deferred regulatory liabilities	328.1	321.0
Other	246.7	228.6
Total Deferred Credits and Other Liabilities	1,197.8	1,217.5

Commitments and Contingencies (Note O)	-	-

Total Capitalization and Liabilities	$8,328.7	$8,406.1
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2001	2000
		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $.01 par value; authorized 325,000,000 shares;
outstanding - 115,420,724 and 118,645,341 shares		$1.2	$1.2
Other paid in capital		763.8	833.3
Retained earnings		1,284.9	1,159.7
Accumulated other comprehensive income (loss)		(10.8)	(2.9)
Unearned compensation - restricted stock award		(4.2)	(3.9)
Stock options exercisable		21.2	29.4
Total Common Equity		2,056.1	2,016.8

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-
Wisconsin Gas - Cumulative without par value;
authorized 1,500,000 shares; none outstanding		-	-
Total Preferred Stock		30.4	30.4

Company-obligated mandatorily redeemable preferred securities of subsidiary
trust holding solely debentures of the Company, 6.85% due 2039		200.0	200.0

Long-Term Debt
First mortgage bonds
	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	100.0	100.0
	6.85% due 2021	9.0	9.0
	7-3/4% due 2023	100.0	100.0
	7.05% due 2024	60.0	60.0
	9-1/8% due 2024 (Redeemed 2002)	3.4	3.4
	8-3/8% due 2026 (Redeemed 2002)	100.0	100.0
	7.70% due 2027	200.0	200.0

Debentures (unsecured)
	6-5/8% due 2002	150.0	150.0
	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	3.5	4.2
	8-1/4% due 2022	25.0	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0
	6.60% due 2013	45.0	45.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION - (Cont'd)
December 31

		2001	2000
		(Millions of Dollars)
Long-Term Debt - (Cont'd)
Notes (secured, nonrecourse)
	3.43% variable rate due 2002 (a)	$7.2	$21.2
	Variable rate due 2003	-	4.2
	3.28% variable rate due 2005 (a)	180.5	208.0
	6.36% effective rate due 2006	5.5	6.6
	6.90% due 2006	1.1	-
	4.00% variable rate due 2007 and 2009 (a)	4.1	5.0

Notes (unsecured)
	6.40% due 2001	-	15.0
	6.33% due 2002	12.0	12.0
	6.66% due 2003	10.6	10.6
	6-3/8% due 2005	65.0	65.0
	6.85% due 2005	10.0	10.0
	2.15% variable rate due 2006 (a)	1.0	1.0
	5.875% due 2006	550.0	-
	6.36% effective rate due 2006	6.0	7.2
	7.00% to 8.00% due 2000-2008	3.1	4.8
	5.50% due 2008	300.0	-
	6.21% due 2008	20.0	20.0
	6.48% due 2008	25.4	25.4
	5-1/2% due 2009	50.0	50.0
	6.50% due 2011	450.0	-
	6.51% due 2013	30.0	30.0
	2.15% variable rate due 2015 (a)	17.4	17.4
	1.75% variable rate due 2016 (a)	67.0	67.0
	6.94% due 2028	50.0	50.0
	2.15% variable rate due 2030 (a)	80.0	80.0

Commercial paper supported by multiple-year bank lines		220.8	509.7

Obligations under capital leases		211.4	215.5
Unamortized discount, net and other		(42.4)	(34.1)
Long-term debt due currently		(484.3)	(55.4)
Total Long-Term Debt		3,237.3	2,732.7

Total Capitalization		$5,523.8	$4,979.9
		======	======
(a) Variable interest rate as of December 31, 2001.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other		Stock
	Common	Other Paid	Retained	Comprehensive	Unearned	Options
	Stock	In Capital	Earnings	Income (Loss)	Compensation	Exercisable	Total
	(Millions of Dollars)

Balance - December 31, 1998	$1.2	$759.2	$1,144.1	$ -	($1.3)	$ -	$1,903.2
Net income			209.0				209.0
Common stock cash
dividends $1.56 per share			(182.3)				(182.3)
Sale of common stock		79.1					79.1
Restricted stock award					(1.4)		(1.4)
Amortization and forfeiture
of restricted stock					0.2		0.2
Balance - December 31, 1999	1.2	838.3	1,170.8	-	(2.5)	-	2,007.8
Net Income			154.2				154.2
Other comprehensive income
Foreign currency translation				(0.7)			(0.7)
Minimum pension liability				(2.2)			(2.2)
Comprehensive Income	-	-	154.2	(2.9)	-	-	151.3
Common stock cash
dividends $1.37 per share			(165.3)				(165.3)
Sale of common stock		89.3					89.3
Repurchase of common stock		(100.8)					(100.8)
Restricted stock award					(1.4)		(1.4)
Conversion of WICOR restricted
stock awards					(1.2)		(1.2)
Amortization and forfeiture
of restricted stock					1.2		1.2
Conversion of WICOR stock options						35.9	35.9
Stock options exercised
and other		5.6				(6.5)	(0.9)
Tax benefit of stock options exercised		0.9					0.9
Balance - December 31, 2000	1.2	833.3	1,159.7	(2.9)	(3.9)	29.4	2,016.8
Net Income			219.0				219.0
Other comprehensive income
Foreign currency translation				(1.4)			(1.4)
Unrealized hedging losses				(6.5)			(6.5)
Comprehensive Income	-	-	219.0	(7.9)	-	-	211.1
Common stock cash
dividends $0.80 per share			(93.8)				(93.8)
Sale of common stock		51.6					51.6
Repurchase of common stock		(133.6)					(133.6)
Restricted stock awards					(1.6)		(1.6)
Amortization and forfeiture
of restricted stock					1.3		1.3
Stock options exercised		8.2				(8.2)	-
Tax benefit of stock options exercised		4.9					4.9
Other		(0.6)					(0.6)
Balance - December 31, 2001	$1.2	$763.8	$1,284.9	($10.8)	($4.2)	$21.2	$2,056.1
	=====	=====	======	=====	=====	=====	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   The consolidated financial statements include the accounts of Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company"), a diversified holding company, as well as its principal subsidiaries in the following operating segments:

  Utility Energy Segment -- Consisting of Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and Edison Sault Electric Company ("Edison Sault"); engaged primarily in the generation of electricity and the distribution of electricity and natural gas;
  Non-Utility Energy Segment -- Consisting primarily of Wisvest Corporation ("Wisvest") and W.E. Power LLC; engaged primarily in independent electric power production; and
  Manufacturing Segment -- Consisting of WICOR Industries, Inc., an intermediary holding company, and its primary subsidiaries, Sta-Rite Industries, Inc., SHURflo Pump Manufacturing Co. and Hypro Corporation; engaged in the manufacture of pumps as well as fluid processing and pump filtration equipment.

Other non-utility subsidiaries of Wisconsin Energy include primarily Minergy Corp., which develops and markets recycling technology products, and Wispark LLC ("Wispark"), which develops and invests in real estate. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Wisconsin Electric's rates include base amounts for estimated fuel and purchased power costs. It can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the Public Service Commission of Wisconsin ("PSCW") and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates. Wisconsin Electric's and Wisconsin Gas's retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs.

Property and Depreciation:   Utility property, plant and equipment is recorded at cost. Cost includes material, labor and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation when property is retired.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.6% in 2001, 4.5% in 2000, and 4.1% in 1999. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F).

Other property, plant and equipment is recorded at cost. Cost includes material, labor and capitalized interest. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Other Income and Deductions - Gain on asset sales" in the Consolidated Income Statements.

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. For manufacturing property, depreciation expense is primarily included in cost of goods sold.

Estimated useful lives are 3 to 10 years for manufacturing equipment, 3 to 15 years for other non-utility equipment and 30 to 40 years for non-utility buildings.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in Wisconsin Electric's and Wisconsin Gas's utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. In the Consolidated Income Statements, the cost of borrowed funds (before income taxes) is shown as an offset to interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC at the following rates during the periods indicated:

September 1, 2000 -- continuing	10.18%
June 1, 1998 -- August 31, 2000	10.21%

Prior to August 31, 2000, based on PSCW authorization, Wisconsin Electric accrued an allowance for funds used during construction on 50% of all construction work in progress. In a rate order made dated August 30, 2000, the PSCW authorized the Company to accrue an AFUDC on all electric utility nitrogen oxide remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on such projects. In addition, the August PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

As approved by the PSCW, Wisconsin Gas began to accrue AFUDC on its Guardian natural gas pipeline lateral project on September 1, 2001 at a rate of 10.32%. Prior to the Guardian project, Wisconsin Gas had not been authorized to accrue AFUDC on construction work in progress in recent years.

Earnings Per Common Share:   Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding including the potentially dilutive effects of stock options.

Materials, Supplies and Inventories:   Inventory at December 31, 2001 and 2000 consists of:

Materials,
Supplies and Inventories	2001	2000
	(Millions of Dollars)

Fossil Fuel	$103.7	$78.2
Natural Gas in Storage	107.1	92.1
Materials and Supplies	89.0	89.0
Manufacturing	131.2	122.4
Total	$431.0	$381.7

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are priced using the weighted average method of accounting. Approximately 83% of the manufacturing inventories in 2001 and 2000 were priced using the last-in, first-out method (not in excess of the market), with the remaining inventories priced using the first-in, first-out method. If the first-in, first-out method of accounting had been used exclusively, manufacturing inventories would have been $0.3 million and $0.4 million higher at December 31, 2001 and 2000, respectively.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized on a straight line basis over its estimated life, which was generally 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets ("SFAS 142") which eliminated the annual amortization of goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142. Both accounting pronouncements were effective beginning January 1, 2002, although both standards require that business combinations which occurred after June 30, 2001 be accounted for using the new accounting standards. Under SFAS 141, all future business combinations must be accounted for using the purchase method, thereby eliminating the pooling of interests method. Under SFAS 142, goodwill is no longer amortized. However, goodwill along with other intangibles will be subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, will be reflected as a change in accounting principle at transition and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed as of January 1, 2002 and for an impairment test for goodwill to be finalized by the end of 2002.

Wisconsin Energy is in the process of evaluating the impact of the new standards. Through December 31, 2001, the Company had amortized goodwill expense. For the year 2002, the Company expects that implementation of SFAS 142 will increase net income by approximately $0.18 per share due to the elimination of goodwill amortization. Wisconsin Energy has not yet completed the evaluation of the application of the new impairment rules to the recorded goodwill balance at December 31, 2001 and therefore has not yet determined the effect of the implementation of that portion of SFAS 142.

Under SFAS 142, the Company will review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the fair value of goodwill of each "reporting unit" as defined by SFAS 142 to the carrying value. A writedown would be reported in operating expense equal to the excess of the goodwill carrying value over fair value.

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

Deferred regulatory assets and liabilities at December 31 consist of:

Deferred Regulatory Assets and Liabilities	2001	2000
	(Millions of Dollars)
Deferred Regulatory Assets
Deferred income tax related	$144.4	$148.7
Environmental costs	43.9	-
Other plant related	39.0	30.6
Postretirement benefit costs	28.4	31.2
Deferred transmission costs	22.3	-
Lightweight aggregate plant	16.8	19.7
Department of Energy assessments	15.9	18.5
Deferred nuclear costs	4.7	8.3
Other	9.5	19.8
Total Deferred Regulatory Assets	$324.9	$276.8
	=====	=====

Deferred Regulatory Liabilities
Benefit costs	$160.2	$173.1
Deferred income tax related	132.3	135.7
NOx escrow	8.6	-
Other	27.0	12.2
Total Deferred Regulatory Liabilities	$328.1	$321.0
	=====	=====

In connection with the WICOR acquisition, the Company recorded the Wisconsin Gas pension and postretirement medical plans at fair value. Due to the regulatory treatment of Wisconsin Gas, a regulatory liability was also recorded and is being amortized over the average remaining service life of 15 years.

During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000 to a deferred regulatory asset account, which is being amortized over the five year period ending December 31, 2005.

Derivative Financial Instruments:   The Company has derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133 ("SFAS 133"), however use of financial instruments is limited and was immaterial as of December 31, 2001 and 2000. For further information, see Note K.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries and various financing arrangements impose restrictions on the ability of the non-utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will materially affect its operations.

Assets Held for Sale:   Property, equipment and goodwill related to businesses held for sale are carried at the lower of cost or estimated fair value less costs to sell. In accordance with the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), the Company records an impairment loss on its property held for sale whenever their carrying value cannot be fully recovered through the estimated cash flows including net sale proceeds. Effective December 31, 2000, the Company stopped depreciating assets classified as held for sale, which for the year ended December 31, 2001 resulted in a reduction of depreciation expense of $0.05 per share. There was no similar reduction in 2000 as assets were identified at December 31, 2000. The amount of any impairment loss to be recognized would be the excess of the asset's carrying value compared to the asset's estimated fair value. Adjustments for an impairment loss for such assets are made in each period as necessary to report these assets at the lower of carrying value or estimated fair value less costs to sell.

The ultimate timing, proceeds and any gain or loss on the sale of assets is dependent upon many factors, including, but not limited to, the independent power markets, forward electric price curves, the ability of independent power producers to obtain credit, the softening economy, the relative attractiveness of real estate for investment purposes, and interest rates.

Investments:   Investments of Witech Corporation, a wholly owned venture capital company, are reported at fair value with changes in fair value reported currently. Investments in other affiliated companies in which the Company does not maintain control are accounted for using the equity method.

Stock Options:   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). For further information, see Note G.

Nuclear Fuel Amortization:   The Company leases nuclear fuel and amortizes it to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier.

B -- MERGERS AND ACQUISITIONS

Utility Energy Segment

WICOR, Inc.:   On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc. ("WICOR"), a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of stock options and restricted shares valued at $37.1 million and the payment of $10.2 million in transaction costs. The Company also assumed approximately $267 million of existing WICOR debt. The cash purchase price of approximately $1.2 billion was funded with commercial paper borrowings. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. In accordance with APB 16, the purchase price has been allocated to assets acquired and liabilities assumed based upon an estimate of fair value at the date of acquisition while approximately $818 million was recorded as goodwill that has been amortized through December 31, 2001 based upon a 40-year estimated life. Portions of the purchase price were identified by independent appraisers utilizing proven valuation procedures and techniques.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of the periods presented.

		Pro forma (a)
Wisconsin Energy Corporation	2001	2000	1999
	(Millions of Dollars, Except Per Share Amounts)

Total Operating Revenues	$3,928.5	$3,801.4	$3,282.8
Net Income	$219.0	$153.8	$190.5

Earnings Per Share
Basic	$1.87	$1.28	$1.63
Diluted	$1.86	$1.27	$1.63

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 1999 and includes estimated merger-related costs from January 1999 through April 2000.

Non-Utility Energy Segment

Wisvest-Connecticut, LLC: In April 1999, Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest, acquired two fossil-fueled power plants in the state of Connecticut for $276.8 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest-Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. Wisconsin Energy accounted for the transaction under the purchase method of accounting. Related goodwill in the amount of $53.9 million, which was being amortized over a 30-year estimated life, remains outstanding at December 31, 2001. Due to the immaterial nature of the transaction, Wisconsin Energy has not presented pro forma financial information. As discussed in Note C, the Company is evaluating proposals to sell these two fossil-fueled power plants.

Manufacturing Segment

In July 2001, the Company completed the acquisitions of Vico Products Manufacturing Co., Inc., Ultra Jet Plastics and Ultra Jet Canada, leading manufacturers of spa and jetted tub pumps and fittings. In August 2000, the Company acquired a privately held manufacturer of fiber-wound pressure tanks for the water treatment industry. The aggregate purchase price for these transactions was approximately $36 million and $33 million respectively. They were financed using corporate working capital and short-term borrowings. The acquisitions were accounted for as purchases, and the acquired companies' results of operations are included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired companies is approximately $23 million and $22 million respectively, which is recorded as goodwill and other intangibles. Due to the immaterial nature of the transactions, Wisconsin Energy has not presented pro forma financial information.

C -- ASSET SALES AND DIVESTITURES

During 2000, the Company's management announced a strategy, which, among other things, identified the divestiture of non-core investments.

In October 2000, the Company closed on the sale of its interest in SkyGen Energy Holdings, LLC., which resulted in cash proceeds totaling approximately $332 million (including approximately $112 million for the repayment of certain advances, short-term notes receivable and interest) and an after tax gain of $54.6 million or $0.45 per share.

During the second quarter of 2001, the Company sold FieldTech, Inc. and Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, in separate transactions. Wisconsin Energy realized after-tax gains of approximately $16.5 million or $0.14 per share as a result of the sales of FieldTech and Blythe.

As of December 31, Wisconsin Energy held additional assets held for sale as follows:

Assets Held For Sale	December 31, 2001	December 31, 2000
	(Millions of Dollars)

Non-Utility Energy	$382.5	$331.8
Other -- Real Estate	20.6	132.2
Total	$403.1	$464.0

Wisvest is evaluating proposals to sell its Wisvest Connecticut assets in the context of current independent power markets. In May 2000, Wisconsin Energy announced that it planned to market and sell a significant portion of its portfolio of non-utility real estate assets during the following two years. Proceeds from these sales, and additional sales of real estate by Wispark, are being used primarily to reduce debt.

Effective January 1, 2001, Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $254.9 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. No gain or loss was recorded in this transaction. During 2001, ATC issued debt and distributed $119.8 million of cash back to Wisconsin Electric and Edison Sault as a partial return of the original equity contribution.

D -- NON-RECURRING CHARGES

During the fourth quarter of 2000, the Company recorded one-time charges totaling $0.69 per diluted share. Of this, $0.33 per share related to severance and employee benefits and merger-related items. In connection with the WICOR merger and the divestiture of non-core businesses, approximately 300 employees received severance benefits under severance agreements and enhanced retirement initiatives. The Company has paid all of the anticipated expenses except approximately $5.8 million of severance benefits related to 130 employees as of December 31, 2001. No other adjustments were made to the reserves. The Company also recorded charges totaling $0.26 per share during the fourth quarter of 2000 related to the valuation of non-core investments. The Company reviewed its non-core businesses and investments and determined that the expected future cash flows on certain investments, including real estate, international waste to energy projects and energy marketing companies would not exceed the historical costs of those investments. In addition, the Company made a contribution of $0.10 per share after tax to the Wisconsin Energy Foundation to assist it in becoming self-funding.

During 1999, Wisconsin Electric reached agreement in the settlement of litigation related to the development of an electric generating plant in the Philippines at an after tax cost of $0.09 per diluted share.

E -- INCOME TAXES

The Company follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2001	2000	1999
	(Millions of Dollars)

Current tax expense	$163.2	$120.2	$81.8
Deferred income taxes, net	(7.8)	10.3	33.6
Investment tax credit, net	(5.0)	(4.6)	(4.3)
Total Income Tax Expense	$150.4	$125.9	$111.1

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2001		2000		1999
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$125.6	35.0%	$98.5	35.0%	$112.5	35.0%
State income taxes
net of federal tax benefit	26.3	7.3%	20.7	7.4%	16.6	5.2%
Unrealized capital loss	-	-	7.5	2.7%	-	-
Investment tax credit restored	(5.0)	(1.4%)	(4.6)	(1.6%)	(4.6)	(1.4%)
Amortization of goodwill	6.6	1.8%	4.2	1.5%	-	-
Flowback of prior contributions
in aid of construction	-	-	-	-	(8.1)	(2.5%)
Other, net	(3.1)	(0.8%)	(0.4)	(0.1%)	(5.3)	(1.6%)
Total Income Tax Expense	$150.4	41.9%	$125.9	44.9%	$111.1	34.7%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2001	2000	2001	2000
	(Millions of Dollars)

Property-related	$ -	$ -	$673.9	$671.9
Construction advances	-	-	(70.9)	(66.5)
Decommissioning trust	-	-	(55.0)	(52.9)
Contested liability payment	(44.5)	-	-	43.8
Recoverable gas costs	(0.4)	18.1	-	-
Uncollectible account expense	11.7	18.0	-	-
Employee benefits
and compensation	16.7	15.7	1.2	4.1
Asset impairment charge	10.8	10.8	-	-
Other	14.4	10.8	(2.0)	(13.3)
Total Deferred Income Taxes	$8.7	$73.4	$547.2	$587.1

Wisconsin Electric, Wisconsin Gas and Edison Sault have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A). As of December 31, 2001, the Company had not recorded $12.0 million of tax benefits related to state and capital loss carryforwards, due to the uncertainty of the ability to benefit from these losses in the future.

F -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company, a company that, as of December 31, 2001, provides services to nine nuclear generating units in the Midwest. Nuclear Management Company is owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

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

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $12.4 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $8.6 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

Nuclear Decommissioning:   Nuclear decommissioning costs are included in depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the generating units. Decommissioning expenses of $17.6 million during 2001 and 2000, and $17.7 million during 1999 were accrued under this method.

Decommissioning costs collected through rates are deposited into the nuclear decommissioning trust fund and also included in accumulated depreciation. As a result, these funds do not add to the cash flows available for general corporate purposes. Earnings on the fund balance accumulate in the nuclear decommissioning trust fund and in accumulated depreciation.

It is expected that the annual payments to the nuclear decommissioning trust fund along with related earnings will provide sufficient funds at the time of decommissioning. Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

The estimated cost to decommission the plant in 2001 dollars is $621 million based upon a site specific decommissioning cost study completed in 1998, and includes additional costs from prior estimates for work management by an independent decommissioning general contractor. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.9 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Following is a summary at December 31 of the Nuclear Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.

Nuclear Decommissioning Trust Fund	2001	2000
	(Millions of Dollars)

Total funding and realized net earnings	$434.8	$408.1
Unrealized gains, net	154.8	205.2
Total	$589.6	$613.3

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

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2001, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $15.9 million. A deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next six years ending in 2007.

G -- COMMON EQUITY

During 2000, the Board of Directors approved a common stock repurchase plan which authorized the Company to purchase up to $400 million of its shares of common stock in the open market over the following 24 months. Through December 31, 2001 Wisconsin Energy purchased approximately 10.9 million shares of common stock for $234.5 million. The Company is currently retiring the stock that is purchased.

Wisconsin Energy issued approximately 2.7 million and 4.7 million new shares of common stock during 2001 and 2000, respectively. These shares were primarily issued through employee benefit plans and the dividend reinvestment plan proceeds totaled approximately $51.6 million during 2001 and $89.3 million during 2000.

In September 2000, the Board of Directors authorized a quarterly cash dividend on its common stock, payable December 1, 2000, of $0.20 per share ($0.80 on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $0.39 per common share (or $1.56 on an annualized basis).

Stock Option Plans and Restricted Stock:   The 1993 Omnibus Stock Incentive Plan ("OSIP"), as approved by stockholders in 1994 and amended by the Board of Directors in 1998 and again amended in 2001, which amendments were approved by stockholders at the 2001 annual meeting, enables the Company to provide a long-term incentive, through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees of the Company and its subsidiaries. In May 2001, the OSIP was amended to increase the number of shares reserved for issuance from 4.0 million to 20.0 million and to extend the expiration date to 2011.

The OSIP provides for the granting of stock options, stock appreciation rights, stock awards and performance units during the ten-year extension of the plan. Awards may be paid in common stock, cash or a combination thereof. No stock appreciation rights have been granted to date.

In addition, the table below reflects the Company's assumption of former WICOR options to purchase shares of WICOR common stock, which were converted into options to purchase shares of the Company's common stock on the same terms and conditions as were applicable under such WICOR options.

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The following is a summary of the Company's stock options issued through December 31, 2001.
	2001		2000		1999
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
Stock Options	Options	Price	Options	Price	Options	Price

Outstanding at January 1	6,216,835	$17.81	1,234,700	$28.11	858,700	$28.53
Granted	2,168,825	$20.94	1,198,211	$19.95	376,000	$27.14
Conversion of WICOR options	-	-	4,571,345	$13.71	-	-
Exercised	(990,136)	$13.36	(735,948)	$12.49	-	-
Forfeited	(260,061)	$23.81	(51,473)	$25.86	-	-
Outstanding at December 31	7,135,463	$19.16	6,216,835	$17.81	1,234,700	$28.11
	=======		=======		=======

Exercisable at December 31	3,724,398	$17.45	4,647,406	$16.08	369,763	$28.99
	=======		======		=====

At December 31, 2001, 2,831,190 converted WICOR options are outstanding. An additional 445,850 of the outstanding options have "cliff vesting" terms and are exercisable four years after the grant date, while 3,758,423 of the options vest on a straight-line "graded" basis over a four-year period from the grant date and 100,000 of the options vest on a straight-line "graded" basis over a three-year period from the grant date. All outstanding options, including the converted WICOR options, expire no later than eleven years from the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
		Average		Average
		Exercise	Life	Exercise
Range of Exercise Prices	Number	Price	(years)	Number	Price

$6.79 to $16.10	2,230,415	$12.64	5.2	2,230,415	$12.64
$19.22 to $21.98	3,769,198	$20.48	8.8	629,805	$20.07
$22.69 to $30.88	1,135,850	$27.61	6.0	864,178	$27.97
	7,135,463	$19.16	6.8	3,724,398	$17.45

The Company applies APB 25 and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of SFAS 123. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk free interest rate	5.5%	6.4%	6.7%
Dividend yield	3.8%	4.0%	5.7%
Expected volatility	23.5%	21.0%	13.2%
Expected life (years)	10	10	10
Pro forma weighted average fair
value of the Company's stock
options granted	$5.04	$4.73	$3.05

Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$219.0	$154.2	$209.0
Pro forma	$216.2	$153.0	$208.6

Diluted Earnings Per Common Share
As reported	$1.86	$1.27	$1.79
Pro forma	$1.83	$1.26	$1.78

The Company has granted restricted shares of common stock to certain key employees. The following restricted stock activity occurred during 2001, 2000 and 1999:
	2001		2000		1999
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Market	of	Market	of	Market
Restricted Shares	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	204,941		103,250		55,750
Granted	77,650	$20.39	64,750	$21.12	51,500	$27.41
WICOR restricted
shares converted	-	-	57,745	$20.73	-	-
Released / Forfeited	(38,650)	$22.54	(20,804)	$25.01	(4,000)	$28.32
Outstanding at December 31	243,941		204,941		103,250

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to the Company other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, the market value of the restricted stock awards on the date of grant is recorded as a separate unearned compensation component of common stock equity and is then charged to expense over the vesting period of the awards. Adjustments are also made to expense for achievement of performance goals. Restricted stock compensation charged to expense during 2001, 2000 and 1999 was immaterial.

H -- TRUST PREFERRED SECURITIES

In March 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206 million of 6.85% junior subordinated debentures issued by Wisconsin Energy and due March 31, 2039. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest-Connecticut, LLC for the acquisition in mid-April 1999 of two fossil-fueled power plants (see Note B) and for repayment of short-term borrowings. WEC Capital Trust I has been consolidated into Wisconsin Energy's financial statements.

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

I -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2001, the maturities and sinking fund requirements through 2006 for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)

2002	$456.9
2003	235.5
2004	143.8
2005	80.0
2006	755.8
Thereafter	1,880.6
Total	$3,552.6

Sinking fund requirements for the years 2002 through 2006, included in the preceding table, are $15.0 million. Also included in the preceding table is commercial paper in the amount of $220.7 million which is supported by bank back-up credit facilities that expire in 2003. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method, over the lives of the debt issues and included as interest expense.

In January 2002, the Company redeemed $100 million of 8-3/8% first mortgage bonds due 2026 and $3.4 million of 9-1/8% first mortgage bonds due 2024. Early redemption of this long-term debt was financed through the issuance of short-term commercial paper.

In November 2001, Wisconsin Energy issued $300 million of intermediate-term unsecured senior debt securities in the form of 5.50% Senior Notes due December 1, 2008. Proceeds from this debt issue were added to the Company's general funds and were used to repay commercial paper borrowings.

In March 2001, Wisconsin Energy issued $1 billion of intermediate-term unsecured senior debt securities consisting of $550 million of 5.875% Senior Notes due April 1, 2006 and $450 million of 6.50% Senior Notes due April 1, 2011. Proceeds from these debt issues were added to the Company's general funds and were used to repay commercial paper borrowings related primarily to the WICOR acquisition.

In April 1999, Wisvest-Connecticut, LLC issued $210 million of nonrecourse variable rate notes, $180.5 million of which remains outstanding as of December 31, 2001. Proceeds were used to help finance the acquisition of two fossil-fueled power plants and for related working capital. These notes, due December 31, 2005, are secured by the acquired assets. Associated with issuance of this debt, Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations. The variable rate is based upon a three-month LIBOR rate and the fixed rated is 5.99%. At year-end 2001, three-month LIBOR was 1.98%. The notional amounts parallel a portion of the underlying debt levels and are used to measure interest to be paid or received and do not represent an exposure to credit loss. The notional amount of Wisvest-Connecticut, LLC's interest rate swaps was $69.9 million at December 31, 2001. This notional amount decreases on a quarterly basis over the remaining term of the agreement. The difference between the amounts paid and received under the interest rate swap is accrued as interest rates change and is recorded as an adjustment to interest expense over the life of the hedged agreement. Wisvest-Connecticut, LLC is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap. However, it does not anticipate any losses from this agreement, which is with a major financial institution. The Company plans to terminate the interest rate swap and retire the nonrecourse variable rate notes with the anticipated sale of Wisvest-Connecticut, LLC's power plants (see Note C).

Obligations Under Capital Leases:   In 1997, Wisconsin Electric entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

The long-term power purchase contract is treated as an operating lease for rate-making purposes and the minimum lease payments are recorded as purchased power expense on the Consolidated Income Statements. Such payments totaled $21.5 million, $21.0 million and $20.4 million during 2001, 2000 and 1999, respectively. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs under capital lease accounting are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.3 million, $3.9 million and $3.5 million during 2001, 2000 and 1999, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2001	2000
	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(24.3)	(18.6)
Total Leased Facilities	$116.0	$121.7
	=====	=====

Nuclear Fuel
Under capital lease	$127.5	$121.4
Accumulated amortization	(80.0)	(63.1)
In process/stock	26.1	34.8
Total Nuclear Fuel	$73.6	$93.1
	=====	=====

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2001 are as follows:

	Purchase
	Power	Nuclear
Capital Lease Obligations	Commitment	Fuel Lease	Total
	(Millions of Dollars)

2002	$26.9	$29.8	$56.7
2003	28.0	16.1	44.1
2004	29.0	9.0	38.0
2005	30.1	5.1	35.2
2006	31.2	1.1	32.3
Later Years	469.9	-	469.9
Total Minimum Lease Payments	615.1	61.1	676.2
Less: Estimated Executory Costs	(127.7)	-	(127.7)
Net Minimum Lease Payments	487.4	61.1	548.5
Less: Interest	(332.4)	(4.7)	(337.1)
Present Value of Net
Minimum Lease Payments	155.0	56.4	211.4
Less: Due Currently	-	(27.4)	(27.4)
	$155.0	$29.0	$184.0

J -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2001		2000
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)
Banks
Domestic subsidiaries	$50.0	1.90%	$57.9	6.77%
Foreign subsidiaries	12.1	3.93%	10.6	5.39%
Commercial paper	709.0	2.08%	1,627.3	6.61%
Medium-term notes due in
less than one year	-	-	200.0	6.74%
Commercial paper classified
as long-term debt (Note I)	(220.7)	2.13%	(509.7)	6.64%
	$550.4	2.09%	$1,386.1	6.67%

On December 31, 2001, Wisconsin Energy had $945 million of total available unused short-term borrowing capacity on a consolidated basis under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Energy had $1.7 billion of available unused lines of bank credit on a consolidated basis to support its outstanding commercial paper program and other short-term borrowing arrangements.

K -- DERIVATIVE INSTRUMENTS

Effective January 1, 2001 the Company adopted SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption January 2001, SFAS 133 required that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of SFAS 133 by Wisconsin Energy resulted in an increase in net income of $10.5 million or $0.09 per share reported as a cumulative effect of a change in accounting principle. This transition adjustment is related to fuel oil contracts utilized by Wisvest-Connecticut LLC, a wholly-owned subsidiary of Wisvest, to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under SFAS 133 and do not qualify or were not designated for hedge accounting treatment. Subsequent to the transition adjustment, the Company recorded during 2001 a non-cash, after tax charge of $22.4 million or $ 0.20 per share to reflect the decline in the value of these contracts resulting from the decline in fuel oil prices. Net SFAS 133 charges for 2001 were $0.11 per share.

Wisconsin Energy has a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply of and demand for electricity and gas futures and basis swap contracts utilized by Wisconsin Gas to manage the cost of gas. With the adoption of SFAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $2.1 million reduction in Accumulated Other Comprehensive Income which was reclassified into earnings during 2001.

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

For the year ended December 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Energy did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. As of December 31, 2001, the maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions is three months, and Wisconsin Energy estimates that after-tax gains of $0.4 million will be reclassified from Accumulated Other Comprehensive Income into earnings during the first quarter of 2002 as the hedged transactions affect earnings.

Near the end of the first quarter of 2001, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter to mitigate interest rate risk associated with the anticipated issuance of $1 billion of intermediate-term unsecured senior notes in March 2001. Because these agreements qualified for cash flow hedge accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. Through December 31, 2001, $0.5 million was reclassified to interest expense. Wisconsin Energy estimates that during the next twelve months, $0.7 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

The Financial Accounting Standards Board continues to develop interpretative guidance for SFAS 133 which may impact Wisconsin Energy's application of the standard in the future.

L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Energy's recorded financial instruments at December 31 are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$589.6	$589.6	$613.3	$613.3
Preferred stock, no redemption required	$30.4	$16.7	$30.4	$15.4
Trust preferred securities	$200.0	$189.6	$200.0	$185.5
Long-term debt including
current portion	$3,552.6	$3,605.9	$2,607.4	$2,553.2

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short maturities of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair values of Wisconsin Energy's preferred stock and trust preferred securities (see Note H) are estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Energy's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.

M -- BENEFITS

Pensions and Other Postretirement Benefits:   The Company provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

			Other Postretirement
	Pension Benefits		Benefits
Status of Benefit Plans	2001	2000	2001	2000
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$998.5	$780.7	$244.7	$195.5
Service cost	23.9	17.7	6.8	4.7
Interest cost	73.7	67.2	18.7	18.0
Plan participants' contributions	-	-	6.0	5.3
Plan amendments	0.2	4.6	-	(29.7)
Actuarial loss	20.5	31.5	25.5	6.1
Acquisitions	-	162.6	-	62.8
Special termination benefits	-	1.7	-	-
Benefits paid	(81.0)	(67.5)	(21.8)	(18.0)
Benefit Obligation at December 31	$1,035.8	$998.5	$279.9	$244.7

Change in Plan Assets
Fair Value at January 1	$1,224.8	$944.9	$149.8	$83.9
Actual return on plan assets	(83.4)	(6.4)	(0.9)	(4.4)
Employer contributions	2.3	2.0	15.7	11.1
Plan participants' contributions	-	-	6.0	5.3
Acquisitions	-	351.8	-	71.9
Benefits paid	(81.0)	(67.5)	(21.8)	(18.0)
Fair Value at December 31	$1,062.7	$1,224.8	$148.8	$149.8

Funded Status of Plans
Funded status at December 31	$26.9	$226.3	($131.1)	($94.9)
Unrecognized
Net actuarial loss (gain)	142.2	(61.0)	63.6	25.8
Prior service cost	27.3	30.0	0.3	0.3
Net transition (asset) obligation	(6.9)	(9.1)	17.4	18.9
Net Asset (Accrued Benefit Cost)	$189.5	$186.2	($49.8)	($49.9)
	=====	=====	=====	=====

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

			Other Postretirement
	Pension Benefits		Benefits
Benefit Plan Cost Components	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$23.9	$17.7	$16.3	$6.8	$4.7	$3.3
Interest cost	73.7	67.2	51.1	18.7	18.0	12.5
Expected return on plan assets	(105.0)	(89.0)	(64.3)	(13.0)	(11.3)	(5.8)
Amortization of:
Transition obligation (asset)	(2.3)	(2.3)	(2.2)	1.6	4.6	4.6
Prior service cost	3.5	3.9	3.1	0.1	0.1	0.2
Actuarial loss (gain)	1.1	0.6	0.7	1.5	(0.2)	0.2
Terminations/curtailment	-	1.2	-	-	8.8	-
Net Periodic Benefit Cost	($5.1)	($0.7)	$4.7	$15.7	$24.7	$15.0
	====	====	====	====	====	====

Weighted-Average Assumptions
at December 31 (%)
Discount rate	7.25	7.5	7.5	7.25	7.5	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to	3.0 to	3.0 to	4.0 to	3.0 to	4.75 to
	5.0	5.0	5.0	5.0	5.0	5.0

Pension Plans:   Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. This table represents both qualified and non-qualified pension plan obligations.

The Company recorded the net pension and postretirement assets and obligations of Wisconsin Gas at fair value at the date of the WICOR, Inc. acquisition. Wisconsin Gas has recorded a regulatory liability for the difference between the amounts recorded at the acquisition date and the prior carrying amounts to reflect the anticipated rate treatment of these amounts. The regulatory liability will be amortized and will reduce pension and postretirment expense over a 15 year period.

Open window benefits were offered in 2000 to certain participants in the Wisconsin Electric Retirement Account Plan and Wisconsin Gas Pension Plan for Non-Union Employees. This benefit enhancement resulted in a one-time FAS 88 cost of $1.2 million.

Other Postretirement Benefits Plans:   The Company uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

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

The assumed health care cost trend rate for 2002 is at 10% for all plan participants decreasing gradually to 5% in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$18.5	($17.1)
Total of service and interest cost components	$2.3	($2.0)

Savings Plans:   Certain operating subsidiaries of the Company sponsor savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $11.5 million, $11.2 million and $9.1 million during 2001, 2000 and 1999, respectively.

N -- SEGMENT REPORTING

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

The utility energy segment primarily includes Wisconsin Energy's electric and natural gas utility operations. The electric utility operation engages in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility operation is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. The non-utility energy segment derives its revenues primarily from independent power production activities. The manufacturing segment is responsible for the manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for each of the years ended December 31, 2001, 2000 and 1999 is shown in the following table. Information between the three years is not comparable due to the addition of the operating results of the WICOR subsidiaries at the end of April 2000 and the allocation of merger-related costs (principally goodwill amortization and interest expense) to the operating segments. Substantially all long-lived assets and operations of the Company are domestic.

				Other (a),
	Reportable Operating Segments			Corporate &
	Energy			Reconciling	Total
Year Ended	Utility	Non-Utility	Manufacturing	Eliminations (b)	Consolidated
	(Millions of Dollars)
December 31, 2001

Operating Revenues (b)	$2,964.8	$337.3	$585.1	$41.3	$3,928.5
Depreciation, Decommissioning
and Amortization	$320.1	$1.7	$13.0	$7.3	$342.1
Operating Income (Loss)	$534.9	$36.2	$41.1	($7.3)	$604.9
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$23.4	$3.3	-	($0.7)	$26.0
Cumulative Effect of Change in
Accounting Principle, Net	-	$10.5	-	-	$10.5
Net Income (Loss)	$274.4	$18.7	$9.7	($83.8)	$219.0
Capital Expenditures (c)	$428.7	$127.7	$27.1	$89.0	$672.5
Total Assets	$6,423.9	$649.0	$907.9	$347.9	$8,328.7

December 31, 2000

Operating Revenues (b)	$2,556.7	$372.8	$382.2	$51.0	$3,362.7
Depreciation, Decommissioning
and Amortization	$308.5	$10.9	$5.6	$11.3	$336.3
Operating Income (Loss)	$419.1	$1.8	$32.5	($8.5)	$444.9
Equity in Earnings (Losses)
of Unconsolidated Affiliates	-	$0.4	-	($2.7)	($2.3)
Net Income (Loss)	$160.0	$39.4	$7.5	($52.7)	$154.2
Capital Expenditures (c)	$400.0	$107.7	$20.3	$83.0	$611.0
Total Assets	$6,526.5	$597.9	$850.2	$431.5	$8,406.1

December 31, 1999

Operating Revenues (b)	$2,050.2	$193.2	$ -	$29.2	$2,272.6
Depreciation, Decommissioning
and Amortization	$237.2	$7.0	-	$6.6	$250.8
Operating Income	$455.2	$19.7	-	$1.2	$476.1
Equity in Earnings (Losses)
of Unconsolidated Affiliates	-	($2.0)	-	($1.8)	($3.8)
Net Income (Loss)	$216.0	$2.7	-	($9.7)	$209.0
Capital Expenditures (c)	$356.7	$43.0	-	$118.4	$518.1
Total Assets	$4,975.3	$640.9	-	$445.6	$6,061.8

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material. An elimination is included in Operating Revenues of $3.9 million and $1.9 million for 2001 and 2000, respectively.

(c)	Excludes acquisitions.

O -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   Certain commitments have been made in connection with 2002 capital expenditures. During 2002, total capital expenditures are estimated to be approximately $661 million of which approximately $466 million, excluding the purchase of nuclear fuel, is attributable to the utility energy segment, $67 million is attributable to the non-utility energy segment, $20 million is attributable to the manufacturing segment, and $108 million is attributable to other.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter. Wisconsin Electric did not reflect any charges to expense for the punitive damage award or sanctions because management, based in part on the advice of counsel, believed it would prevail on appeal.

On September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only and reversed the sanctions order in its entirety. In January 2002, the Wisconsin State Supreme Court denied the plaintiffs petition for review and sent the case back to the trial court for the new trial on the issue of punitive damages. The Company expects that a new trial will be held on the issue of punitive damages in 2003. This matter is still pending final resolution and therefore the final financial impact, if any, is not known at this time.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was recorded in "Deferred Charges and Other Assets - Other" on the 2000 balance sheet. It has been classified along with interest due as "Other Accounts Receivable" on the 2001 balance sheet.) Under Wisconsin law, the Appellate Court decision makes the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. During 2001, the Company recorded interest income of $10.5 million based on the Appellate Court decision.

On August 21, 2000 and September 29, 2000, two shareholders who had made prior demands upon Wisconsin Energy Corporation and Wisconsin Electric Power Company to initiate a shareholder derivative suit against certain officers, directors, employees and agents as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy Corporation shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy Corporation determined after investigation that a derivative proceeding was not in the Company's best interests. The Company agreed to mediation of the matter which resulted in an acceptable proposal to settle the cases. The Court granted preliminary approval of the settlement agreement on October 29, 2001 and authorized sending notice of the settlement to the shareholders. A final hearing on approval of the settlement agreement was held on January 25, 2002 at which time the Court gave final approval to the settlement and dismissed the cases. The settlement did not have a significant impact on financial position or results of operations.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. Wisconsin Electric has performed a preliminary assessment of twenty-one sites, including eleven of the manufactured gas plant sites discussed below, and expects to discuss these sites with the Wisconsin Department of Natural Resources as necessary. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company is investigating the remediation of thirteen former manufactured gas plant sites that were previously used by Wisconsin Electric and Wisconsin Gas. Based on this preliminary investigation, the Company estimates that the future costs for detailed site investigation and future remediation costs may range from $25-$45 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2001, the Company has established reserves of $28.8 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs it has spent to date and accrued.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2001, the Company incurred $1.2 million in coal-ash remediation expenses and incurred $2.9 million in 2000.

As a result of the Cooperative Agreement, an innovative regulatory agreement signed with the Wisconsin Department of Natural Resources in February 2001, the Company is now able to recover fly ash from it's landfills and mix it with coal for combustion at Pleasant Prairie Power Plant. In this way, the carbon left in the ash is recovered as "ash fuel" and the resulting fly ash produced is a high value product sold as replacement for cement.

Manufacturing Segment:   The Company's manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act. The Company has established reserves for all of these environmental contingencies of which management is currently aware.

Information Requests:   Wisconsin Electric and Wisvest-Connecticut, a wholly owned subsidiary of Wisvest, have each received requests for information from the United States Environmental Protection Agency ("U.S. EPA") regional offices pursuant to Section 114(a) of the Clean Air Act. These requests seek information relating to operations of each Company's power plants. Both Wisconsin Electric and Wisvest-Connecticut have submitted information responsive to these requests. These information requests are similar to those issued by the U.S. EPA to numerous electric utility companies over the past two years. The companies will continue to cooperate with the U.S. EPA on these matters. At this time, Wisconsin Energy cannot predict whether the U.S. EPA will allege past violations that might subject the companies to fines or penalties.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Wisconsin Energy Corporation and its subsidiaries as of December 31, 2001, and the related consolidated statements of income, common equity and cash flows for the year then ended. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As described in Note K, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Milwaukee, Wisconsin

February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
    Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated balance sheet and statement of capitalization as of December 31, 2000 and the related consolidated statements of income, of common equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Wisconsin Energy Corporation and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein at December 31, 2000, and for each of the two years in the period ended December 31, 2000, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants in 2001 was previously reported in a Current Report on Form 8-K dated as of March 8, 2001.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Item 1: Election of Directors -- Terms Expiring in 2005" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Energy's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 2, 2002 (the "2002 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2002 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The security ownership information under "WEC Common Stock Ownership" in the 2002 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2001.

Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

Consolidated Balance Sheets at December 31, 2001 and 2000.

Consolidated Statements of Capitalization at December 31, 2001 and 2000.

Consolidated Statements of Common Equity for the three years ended December 31, 2001.

Notes to Consolidated Financial Statements.

Reports of Independent Public Accountants.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 2001. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

(b)	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of December 21, 2001 was filed by Wisconsin Energy on December 21, 2001 to announce that it was lowering its 2001 earnings forecast to a range of $1.90 to $2.00 per diluted share based on the unfavorable impact of mild weather during the fall and early winter of 2001 on the heating revenues of its regulated natural gas and electric businesses.

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31
	2001	2000	1999
	(Millions of Dollars)

Interest Income from subsidiaries	$48.3	$48.2	$6.9

Corporate Expense	13.3	16.6	3.8

Interest Expense	88.9	63.0	3.0

Distributions on Preferred Securities	13.7	13.7	10.5

Merger Expense	-	1.1	0.7

	(67.6)	(46.2)	(11.1)

Income Tax Benefit	23.2	15.4	3.9

	(44.4)	(30.8)	(7.2)

Equity in Subsidiaries' Earnings	263.4	185.0	216.2

Net Income	$219.0	$154.2	$209.0
	=====	=====	=====

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	Year Ended December 31
	2001	2000	1999
	(Millions of Dollars)
Operating Activities
Net income	$219.0	$154.2	$209.0
Reconciliation to cash
Equity in subsidiaries' earnings	(263.4)	(185.0)	(216.2)
Dividends from subsidiaries	144.0	181.6	181.6
Other	(14.4)	(15.2)	(8.0)
Cash Provided by Operating Activities	85.2	135.6	166.4

Investing Activities
Equity investment in subsidiaries, net	(313.0)	(600.0)	(255.0)
Change in notes receivable from
associated companies	201.2	(773.0)	20.1
Other	(5.2)	(11.6)	(0.3)
Cash Used in Investing Activities	(117.0)	(1,384.6)	(235.2)

Financing Activities
Issuance of common stock	51.6	89.3	79.1
Repurchase of common stock	(133.7)	(100.8)	-
Issuance of mandatorily redeemable
trust preferred securities	-	-	193.7
Dividends paid on common stock	(93.8)	(165.3)	(182.3)
Issuance of long term debt	1,287.2	-	-
Change in notes payable	(818.9)	1,168.1	(24.2)
Change in notes payable from
associated companies	(260.2)	253.3	6.9
Cash Provided By Financing Activities	32.2	1,244.6	73.2

Change in Cash and Cash Equivalents	0.4	(4.4)	4.4

Cash and Cash Equivalents
at Beginning of Year	0.2	4.6	0.2

Cash and Cash Equivalents
at End of Year	$0.6	$0.2	$4.6
	=====	=====	=====
Cash Paid (Received) For
Interest	$64.3	$68.8	$2.9
Income taxes	(15.7)	(4.2)	(1.3)

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	December 31
	2001	2000
	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$0.6	$0.2
Accounts and notes receivable
from associated companies	601.9	803.0
Other	21.7	19.5
Total Current Assets	624.2	822.7
Property and Investments
Investment in subsidiary companies	3,301.2	2,869.3
Other	7.0	1.2
Total Property and Investments	3,308.2	2,870.5
Deferred Charges	59.4	33.8
Total Assets	$3,991.8	$3,727.0
	=======	=======

Liabilities and Equity

Current Liabilities
Accounts and notes payable	$169.8	$761.7
Accounts and notes payable
to associated companies	-	263.2
Other	20.1	9.1
Total Current Liabilities	189.9	1,034.0
Long Term Debt	1,509.0	449.7
Deferred Credits	28.3	20.8
Mandatorily Redeemable Trust Preferred Securities	200.0	200.0
Stockholders' Equity
Common stock	767.8	837.3
Retained earnings	140.5	148.2
Undistributed subsidiaries' earnings	1,156.3	1,037.0
Total Stockholders' Equity	2,064.6	2,022.5
Total Liabilities and Equity	$3,991.8	$3,727.0
	=======	=======

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

3.

In March 2001, Wisconsin Energy issued $1 billion of intermediate-term unsecured senior debt securities consisting of $550 million of 5.875% Senior Notes due April 1, 2006 and $450 million of 6.50% Senior Notes due April 1, 2011. In addition, in November 2001, Wisconsin Energy issued $300 million of intermediate-term unsecured senior debt securities in the form of 5.50% Senior Notes due December 1, 2008.

4.	Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

By	/s/RICHARD A. ABDOO
Date: March 22, 2002	Richard A. Abdoo, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	March 22, 2002
Richard A. Abdoo, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/PAUL DONOVAN	March 22, 2002
Paul Donovan, Senior Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 22, 2002
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 22, 2002
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 22, 2002
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 22, 2002
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 22, 2002
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 22, 2002
Willie D. Davis, Director

/s/RICHARD R. GRIGG	March 22, 2002
Richard R. Grigg, Director

/s/FREDERICK P. STRATTON, JR.	March 22, 2002
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 22, 2002
George E. Wardeberg, Director

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2001

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Energy Corporation. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1*

Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation's Registration on Form S-4 filed on September 9, 1999, File No. 333-86827 (the "Form S-4").)

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to the Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K.)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q .)

	3.2*	By-laws of Wisconsin Energy Corporation, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy Corporation. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric Power Company ("Wisconsin Electric"), dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/80 Form 10-K.)

	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 under File No. 1-1245, Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 1, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 1/26/88 Form 8-K.)

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 9/30/89 Form 10-Q.)

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/93 Form 10-Q.)

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 1/1/96 Form 8-K.)

	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.44*	Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K.)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/98 Form 10-Q.)

4.46*

Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's/Wisconsin Electric's (File No. 1-1245) 12/31/99 Form 10-K.)

	4.47*	Indenture for Debt Securities of Wisconsin Energy (the "Wisconsin Energy Indenture"), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

	4.48*	Securities Resolution No. 1 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 16, 1999. (Exhibit 4.47 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

4.49*

Amended and Restated Trust Agreement among Wisconsin Energy, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware Inc, as Trustee, and the Administrative Trustees for WEC Capital Trust I, dated as of March 25, 1999. (Exhibit 4.48 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

4.50*

Guarantee Agreement between Wisconsin Energy, as Guarantor, and The First National Bank of Chicago, as Trustee, dated as of March 25, 1999. (Exhibit 4.49 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

	4.51*	Securities Resolution No. 2 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)

	4.52	Securities Resolution No. 3 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of November 13, 2001.

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

10	Material Contracts

	10.1*	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of June 2, 1999. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/1999 Form 10-Q.)** See Note.

	10.2*	Wisconsin Gas Company Supplemental Retirement Income Program. (Exhibit 10.8 to Wisconsin Gas Company's 12/31/98 Form 10-K (File No. 001-07530).)** See Note.

	10.3	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002.** See Note.

10.4*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987, and as restated as of January 1, 1996. (Exhibit (10)-4 to Wisconsin Energy Corporation's 12/31/95 Form 10-K (File No. 1--9057).)** See Note.

	10.5*	Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

10.6*

Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1992, as amended and restated as of August 15, 2000. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.7*	Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

	10.8*	WICOR, Inc. 1994 Long-Term Performance Plan, as amended. (Exhibit 10.1 to WICOR, Inc.'s 6/30/98 Form 10-Q (File No. 001-07951).)** See Note.

10.9*

Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated December 1, 2000, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.10*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.11*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

10.12*

Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q.) ** See Note.

10.13*

Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective July 18, 2000. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/00 Form 10-Q.)** See Note.

	10.14*	Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers. (Exhibit 10.30 to WICOR, Inc.'s 12/31/90 Form 10-K (File No. 001-07951).)** See Note.

10.15*

Senior Officer Change in Control, Severance, Special Pension, and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective November 8, 2000. (Exhibit 10.1 to Wisconsin Energy Corporation's 9/30/00 Form 10-Q.)** See Note.

10.16*

Employment Agreement with George E. Wardeberg as Vice Chairman of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation's 3/31/2000 Form 10-Q.)** See Note.

10.17*

Non-Qualified Stock Option Agreement with George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement. (Exhibit 10.2(b) to Wisconsin Energy Corporation's 3/31/2000 Form 10-Q.)** See Note.

10.18*

Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective January 29, 2001. (Exhibit 10.20 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.19*	Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader. (Exhibit 10.1 to WICOR, Inc.'s 9/30/99 Form 10-Q (File No. 001-07951).)** See Note.

	10.20*	Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.21*	Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.22*	Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q.)** See Note.

10.23*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

10.24*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K.)** See Note.

	10.25*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

10.26*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.27*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.28*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.29*

Form of Director Nonstatutory Stock Option Agreement for February, 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.30*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.31*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.32*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.

10.33*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders.)** See Note.

	10.34*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

10.35*

Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

10.36*

Affiliated Interest Agreement (Service Agreement), dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates. (Exhibit 10.1 to Wisconsin Energy Corporation's 9/30/01 Form 10-Q.)** See Note.

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Energy Corporation

23	Consents of experts and counsel

	23.1	Arthur Andersen LLP -- Milwaukee, WI Consent of Independent Public Accountants for the year ended December 31, 2001.

	23.2	PricewaterhouseCoopers LLP -- Milwaukee, WI Consent of Independent Accountants for the two years ended December 31, 2000.

99	Additional Exhibits

	99.1	Letter regarding representations made by Arthur Andersen LLP.