Form 10-Q
period 2002-03-31
WISCONSIN ENERGY CORP
filed 2002-05-14
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (April 30, 2002):

Common Stock, $.01 Par Value,	115,281,703 shares outstanding.

WISCONSIN ENERGY CORPORATION

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Consolidated Condensed Income Statements .....................................................................

Consolidated Condensed Balance Sheets ............................................................................

Consolidated Condensed Statements of Cash Flows ..........................................................

Notes to Consolidated Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

4.	Submission of Matters to a Vote of Security Holders

5.	Other Information...........................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company, which conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc. ("WICOR Industries").

Utility Energy Segment:   The utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves electric customers in the Upper Peninsula of Michigan. In April 2002, Wisconsin Electric and Wisconsin Gas changed their trade name from Wisconsin Electric-Wisconsin Gas to We Energies.

Non-Utility Energy Segment:   As of January 1, 2002, the non-utility energy segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities and W.E. Power, LLC ("We Power"), which is intended to construct and own the new generating capacity included in the Company's Power the Future strategy assuming all required regulatory approvals are obtained. Wisconsin Energy is currently evaluating proposals to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut, which would temporarily reduce the size of non-utility energy operations until We Power's new generating capacity is constructed.

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

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate. Wisconsin Energy is currently divesting much of its portfolio of Wispark's assets, which is expected to significantly reduce the size of existing non-utility real estate operations.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Energy pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Energy's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Energy's 2001 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2002	2001
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$986.0	$1,357.2

Operating Expenses
Fuel and purchased power	148.3	180.5
Cost of gas sold	199.8	515.5
Cost of goods sold	114.0	109.0
Other operation and maintenance	247.3	258.1
Depreciation, decommissioning
and amortization	78.1	87.5
Property and revenue taxes	22.7	22.8
Asset valuation charges	141.5	-
Total Operating Expenses	951.7	1,173.4

Operating Income	34.3	183.8

Other Income (Deductions), Net	23.5	12.6

Financing Costs	58.5	65.4

Income (Loss) Before Income
Taxes and Cumulative Effect of
Change in Accounting Principle	(0.7)	131.0

Income Taxes	3.5	53.7
Income (Loss) Before the Cumulative
Effect of Change in Accounting Principle	(4.2)	77.3

Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	10.5
Net Income (Loss)	($4.2)	$87.8
	====	====

Earnings (Loss) Per Share Before the Cumulative
Effect of Change in Accounting Principle
Basic	($0.04)	$0.65
Diluted	($0.04)	$0.65

Earnings (Loss) Per Share
Basic	($0.04)	$0.74
Diluted	($0.04)	$0.74

Weighted Average Common
Shares Outstanding (Millions)
Basic	115.1	117.9
Diluted	116.0	118.7

Dividends Per Share of Common Stock	$0.20	$0.20

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Utility energy	$7,153.5	$7,075.3
Non-utility energy	26.1	21.5
Manufacturing	142.4	142.2
Other	212.3	205.6
Accumulated depreciation	(3,880.2)	(3,826.4)
	3,654.1	3,618.2
Construction work in progress	337.5	380.2
Leased facilities, net	114.6	116.0
Nuclear fuel, net	73.7	73.6
Net Property, Plant and Equipment	4,179.9	4,188.0

Investments	873.8	891.0

Current Assets
Cash and cash equivalents	32.5	47.0
Accounts receivable	537.6	434.2
Other accounts receivable	-	116.4
Accrued revenues	154.8	178.6
Materials, supplies and inventories	351.8	431.0
Assets held for sale	324.0	403.1
Prepayments and other assets	147.3	104.6
Total Current Assets	1,548.0	1,714.9

Deferred Charges and Other Assets
Goodwill, net	832.0	832.1
Other	715.8	702.7
Total Deferred Charges and Other Assets	1,547.8	1,534.8
Total Assets	$8,149.5	$8,328.7
	======	======
Capitalization and Liabilities

Capitalization
Common equity	$2,014.4	$2,056.1
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,006.8	3,237.3
Total Capitalization	5,251.6	5,523.8

Current Liabilities
Long-term debt due currently	384.7	484.3
Short-term debt	671.4	550.4
Accounts payable	255.0	309.8
Accrued liabilities	279.0	147.2
Other	155.2	115.4
Total Current Liabilities	1,745.3	1,607.1

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	493.5	547.2
Other	659.1	650.6
Total Deferred Credits and Other Liabilities	1,152.6	1,197.8
Total Capitalization and Liabilities	$8,149.5	$8,328.7
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31
2002	2001
(Millions of Dollars)
Operating Activities
Net income (loss)	($4.2)	$87.8
Reconciliation to cash
Depreciation, decommissioning and amortization	89.1	97.7
Nuclear fuel expense amortization	8.4	8.4
Equity in earnings of unconsolidated affiliates	(5.0)	(9.2)
Asset valuation charges	141.5	-
Deferred income taxes and investment tax credits, net	(107.5)	(9.4)
Change in -	Accounts receivable and accrued revenues	(79.6)	(17.3)
Other accounts receivable	116.4	-
Inventories	75.4	98.3
Other current assets	15.3	8.2
Accounts payable	(54.8)	(105.4)
Other current liabilities	171.6	(17.9)
Other	(20.3)	(27.0)
Cash Provided by Operating Activities	346.3	114.2

Investing Activities
Capital expenditures	(113.2)	(124.9)
Proceeds from asset sales, net	22.5	13.6
Nuclear fuel	(11.2)	(1.0)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	(6.8)	(3.5)
Cash Used in Investing Activities	(113.1)	(120.2)

Financing Activities
Issuance of common stock	11.9	14.8
Repurchase of common stock	(24.1)	(39.8)
Dividends paid on common stock	(23.1)	(23.6)
Issuance of long-term debt	4.8	992.3
Retirement of long-term debt	(117.5)	(318.0)
Change in short-term debt	(99.7)	(601.1)
Cash (Used in) Provided by Financing Activities	(247.7)	24.6

Change in Cash and Cash Equivalents	(14.5)	18.6

Cash and Cash Equivalents at Beginning of Period	47.0	40.5

Cash and Cash Equivalents at End of Period	$32.5	$59.1
====	====
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$29.5	$53.1
Income taxes (net of refunds)	($9.4)	$43.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Energy has modified certain income statement and balance sheet presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards ("SFAS") No.  142, Goodwill and Other Intangible Assets. The Standard was effective beginning January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, will be reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods. The transition calls for an impairment test for intangible assets with indefinite lives to be performed in the first quarter of 2002 and for an impairment test for goodwill as of January 1, 2002 to be finalized by the end of June 2002. The Company has determined that there is no impairment for its intangible assets with indefinite lives at the date of adoption of SFAS 142. Wisconsin Energy has not yet completed its evaluation of the application of the new impairment rules to the recorded goodwill balance for all of its reporting units. However, Wisconsin Energy currently believes there is no goodwill impairment related to the January 1, 2002 adoption of SFAS 142. The adoption of SFAS 142 by Wisconsin Energy on January 1, 2002 resulted in an increase in net income of $5.3 million, for the three months ended March 31, 2002, due to the elimination of goodwill and intangible asset amortization.

The following table presents what reported net income, basic earnings per share and diluted earnings per share would have been had SFAS 142 been adopted at the beginning of fiscal 2001.

	Three Months Ended March 31
	2002	2001

Net Income (Loss) (Millions of Dollars)
Reported Net Income (Loss)	($4.2)	$87.8
Proforma Net Income (Loss)	($4.2)	$93.1

Basic earnings per share
Reported Net Income (Loss)	($0.04)	$0.74
Proforma Net Income (Loss)	($0.04)	$0.79

Diluted earnings per share
Reported Net Income (Loss)	($0.04)	$0.74
Proforma Net Income (Loss)	($0.04)	$0.78

The following table presents the details of the Company's intangible assets which are included on the consolidated balance sheet in "Other Deferred Charges".

		Accumulated
	Gross Value	Amortization	Net Book Value
March 31, 2002	(Millions of Dollars)

Total amortizable intangible assets	$20.9	$4.9	$16.0
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.3	$7.0	$68.3
	====	===	====
December 31, 2001

Total amortizable intangible assets	$20.9	$4.5	$16.4
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.3	$6.6	$68.7
	====	===	====

The amount of intangible amortization expense included in operating income was $0.4 million and $0.6 million for the three months ended March 31, 2002 and 2001. The estimated future annual intangible amortization expense for each of the next five fiscal years is estimated to be $1.6 million in 2002 trending down to $1.1 million in 2006.

The following table presents the changes in goodwill during the first quarter of fiscal 2002:

	Balance at			Balance at
Reporting Unit	12/31/01	Acquired	Adjustments (a)	3/31/02

Utility Energy	$442.9	$ -	$ -	$442.9
Non-Utility Energy	53.9	-	(53.9)	-
Manufacturing	389.2	-	(0.1)	389.1
	$886.0	$ -	($54.0)	$832.0
	=====	===	=====	=====

(a)

The adjustment as of March 31, 2002 for the non-utility energy reporting unit represents an impairment. See Note 4 for additional information. The adjustment to the manufacturing reporting unit represents currency translation adjustments.

Long-Lived Assets:   In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002.

ASSET VALUATION CHARGES
4.

In the first quarter of 2002, the Company recorded a non-cash charge of $141.5 million ($92.0 million after tax or $0.79 per share) related primarily to non-utility investments which are held for sale (See Note 6). The Company determined in the first quarter of 2002 that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy market due to many factors including lower forward electric price curves, tightening of credit to non-regulated energy companies and a soft economy. The value of the assets held for sale, net of reserves, and the outstanding debt and liabilities related to the assets held for sale are reflected in current assets on the Company's consolidated balance sheets.

The ultimate timing, proceeds and any gain or loss on the sale of assets held for sale is dependent upon many factors, including, but not limited to, the independent power markets, forward electric price curves, the ability of independent power producers to obtain credit, the softening economy, the relative attractiveness of real estate for investment purposes, and interest rates.

ACQUSITIONS (SUBSEQUENT EVENT)
5.

In April 2002, Sta-Rite completed the acquisition of Aermotor Pumps, Inc. Aermotor, with annual sales of approximately $50 million, manufactures a full line of water pumps and pump accessories for a variety of applications, including potable water, agriculture and irrigation, sump drainage, and sewage and effluent for the residential, industrial, commercial and mining markets. The aggregate purchase price for this transaction was approximately $14.5 million and was financed using corporate working capital and short-term borrowings. The acquisition was accounted for as a purchase, and the acquired company's results of operations will be included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired company is expected to be approximately $1.5 million, which will be recorded as goodwill.

ASSET SALES AND DIVESTITURES
6.

As previously reported, the Company is divesting certain non-core investments. Wisvest is evaluating proposals to sell its two existing non-utility power plants in Connecticut (See Note 4). Proceeds from the Wisvest sales, and additional sales of real estate by Wispark, will be used primarily to reduce debt. Wisconsin Energy held the following net assets for sale as of March 31, 2002 and December 31, 2001:

Assets Held For Sale	March 31, 2002	December 31, 2001
	(Millions of Dollars)

Non-Utility Energy	$306.0	$382.5
Other -- Real Estate	18.0	20.6
Total	$324.0	$403.1
	=====	=====

RESERVES

7.

In connection with the April 2000 WICOR merger and the divestiture of non-core businesses, Wisconsin Energy recorded certain reserves in the fourth quarter of 2000 for approximately 300 employees for benefits under severance agreements and enhanced retirement initiatives. As of March 31, 2002, approximately $3.1 million of severance benefits related to 119 employees remained as a liability on the consolidated balance sheet.

COMMON EQUITY
8.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income (Loss)	($4.2)	$87.8
Other Comprehensive Income (Loss)
Currency Translation Adjustments	-	(2.3)
Minimum Pension Liability	-	(0.7)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges
Unrealized losses due to cumulative
Effect of change in accounting principle	-	(2.1)
Change in value	(1.9)	(6.3)
Reclassification to earnings	(0.3)	(2.1)
Net Unrealized Losses	(2.2)	(10.5)
Total Other Comprehensive Loss	(2.2)	(13.5)
Total Comprehensive Income (Loss)	($6.4)	$74.3
	====	====

In 2000, the Board of Directors approved a common stock repurchase plan, which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market. During the first three months of 2002, Wisconsin Energy purchased 1.0 million shares of common stock for $24.1 million. The Company is currently retiring the stock that is purchased.

During the first three months of 2002, Wisconsin Energy issued approximately 0.7 million new shares of common stock totaling $11.9 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

DERIVATIVE INSTRUMENTS
9.

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisvest-Connecticut, LLC, a wholly-owned subsidiary of Wisvest and an asset held for sale, has fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under SFAS 133 and do not qualify for hedge accounting treatment. During the first quarter of 2002, the Company recorded non-cash, after tax income of $12.3 million or $0.11 per share to reflect the settlement of transactions and the increase in the value of existing contracts resulting from rising fuel oil prices.

The Financial Accounting Standards Board continues to develop interpretative guidance for SFAS 133, which may impact Wisconsin Energy's application of the standard in the future.

SEGMENT INFORMATION
10.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three month periods ended March 31, 2002 and 2001 is shown in the following table. Current year information for the three months is not comparable with the prior year due to the adoption of SFAS 142, which eliminated the amortization of goodwill, and due to the elimination of $305 million of intercompany notes.

				Other and
	Reportable Operating Segments			Corporate (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

March 31, 2002
Operating Revenues (b)	$781.7	$43.4	$150.9	$10.0	$986.0
Operating Income (Loss)	$172.1	($130.8)	$6.5	($13.5)	$34.3
Net Income (Loss)	$89.7	($77.3)	$1.0	($17.6)	($4.2)
Capital Expenditures	$71.4	$25.3	$4.5	$12.0	$113.2
Total Assets	$6,343.0	$547.8	$917.6	$341.1	$8,149.5

March 31, 2001
Operating Revenues (b)	$1,045.8	$153.3	$145.4	$12.7	$1,357.2
Operating Income (Loss)	$167.3	$8.9	$10.8	($3.2)	$183.8
Cumulative Effect of Change in
Accounting Principle, Net	-	$10.5	-	-	$10.5
Net Income (Loss)	$82.4	$13.5	$2.5	($10.6)	$87.8
Capital Expenditures	$71.3	$23.2	$6.1	$24.3	$124.9
Total Assets	$6,468.3	$626.9	$864.4	$433.9	$8,393.5

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
11.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter. Wisconsin Electric did not reflect any charges to expense for the punitive damage award or sanctions because management, based in part on the advice of counsel, believed it would prevail on appeal.

On September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only and reversed the sanctions order in its entirety. In January 2002, the Wisconsin State Supreme Court denied the plaintiff's petition for review and sent the case back to the trial court for the new trial on the issue of punitive damages. The trial court has scheduled the trial to begin on October 21, 2002. This matter is still pending final resolution and therefore the final financial impact, if any, is not known at this time.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric had tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was reflected along with interest due as "Other Accounts Receivable" on the December 31, 2001 balance sheet.) Under Wisconsin law, the Appellate Court decision made the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. This payment was returned to Wisconsin Electric with interest in early 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED EARNINGS

The Company's adjusted earnings for the first quarter of 2002 were $0.68 per share, a $0.07 increase when compared to the first quarter of 2001. This increase reflects improved electric margins during 2002 within the utility energy segment despite unseasonably warm weather and a soft economy offset in part by a charge of $0.03 per share related to the early extinguishment of debt. The increase in adjusted earnings also reflects the elimination of $0.05 per share of goodwill and intangible amortization expenses during the first quarter of 2002 due to the adoption of SFAS 142 on January 1, 2002. Adjusted earnings during 2002 exclude the impact of a non-cash impairment charge of $0.79 per share related primarily to non-utility energy assets held for sale offset in part by net earnings of $0.07 per share from those assets. Adjusted earnings during 2001 exclude a one-time cumulative gain from a change in accounting principle of $0.09 per share due to the adoption of SFAS 133 on January 1, 2001 as well as net earnings of $0.04 per share from non-utility energy assets held for sale. Including the adjustments noted above, Wisconsin Energy had a net loss of $0.04 per share during the first quarter of 2002 compared with net income of $0.74 per share during the first quarter of 2001.

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first quarter of 2002 with similar information during the first quarter of 2001.

Contribution to	Three Months Ended March 31
Diluted Earnings Per Share	2002	2001

Utility Energy Segment	$0.77	$0.74
Manufacturing Segment	0.03	0.06
Non-Utility Energy Segment (a)	(0.02)	(0.01)
Corporate and Other (b)	(0.10)	(0.18)
Adjusted Earnings	0.68	0.61
Asset Valuation Charges (c)	(0.79)	-
Assets Held for Sale (d)	0.07	0.04
Accounting Change (e)	-	0.09
Net GAAP Earnings (Loss)	($0.04)	$0.74
	=====	====

(a)	Excludes Wisvest-Connecticut whose operations are included under Assets Held for Sale.

(b)	Includes the holding company, other non-utility companies and WICOR merger-related costs, primarily interest expense net of tax during 2002 and 2001 and goodwill amortization expense during 2001.

(c)	Represents asset valuation charges of approximately $0.79 per share recorded during the three months ended March 31, 2002 primarily attributable to the non-utility energy segment (See Note 4).

(d)	Relates to the operations of Wisvest-Connecticut, which is being held for sale and net SFAS 133 activity subsequent to adoption of SFAS 133.

(e)	Reflects the initial cumulative effect of adoption on January 1, 2001 of SFAS 133.

The Company's total revenues decreased by $371.2 million or 27.4% in the first quarter of 2002 compared to the first quarter of 2001. The primary reasons for this decline include $264.1 million of lower revenues from the utility energy segment which primarily reflects the decline in purchased gas costs that flow through to customers and do not impact margin. In addition, non-utility energy segment revenues declined by $109.9 million reflecting primarily the Company's exit from operating energy marketing companies. A more detailed analysis of earnings contributions by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The utility energy segment contributed $89.7 million to net earnings during the first quarter of 2002, an increase of $7.3 million or 8.9% over the prior year first quarter. This increase reflects improved recovery of electric fuel and purchased power costs and reduced operating and interest costs, partially offset by reduced total gas margins and costs associated with the redemption of $103.4 million long-term debt with a weighted average interest rate of 8.4%. The following table summarizes the net income of this segment between the comparative quarters.

	Three Months Ended March 31
Utility Energy Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$442.7	$455.4	(2.8%)
Gas	330.5	581.0	(43.1%)
Other	8.5	9.4	(9.6%)
Total Operating Revenues	781.7	1,045.8	(25.3%)
Fuel and Purchased Power	116.9	133.8	(12.6%)
Cost of Gas Sold	199.8	442.5	(54.8%)
Gross Margin	465.0	469.5	(1.0%)
Other Operating Expenses
Other Operation and Maintenance	196.6	202.6	(3.0%)
Depreciation, Decommissioning
and Amortization	75.7	79.6	(4.9%)
Property and Revenue Taxes	20.6	20.0	3.0%
Operating Income	172.1	167.3	2.9%
Other Income, Net	3.3	9.7	(66.0%)
Financing Costs	28.2	39.3	(28.2%)
Income Before Income Taxes	147.2	137.7	6.9%
Income Taxes	57.5	55.3	4.0%
Net Income	$89.7	$82.4	8.9%
	====	====
WICOR merger related costs after tax (a)	$ -	$5.9	(100.0%)
	====	====
Earnings Excluding Merger Costs
Net Income	$89.7	$88.3	1.6%
Contribution to Diluted Earnings Per Share	$0.77	$0.74	5.4%

(a) Merger related costs represent WICOR acquisition purchase accounting entries, including goodwill amortization and interest expense for 2001.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the first quarter of 2002 with similar information for the first quarter of 2001.

	Three Months Ended March 31
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$442.7	$455.4	(2.8%)
Fuel and Purchased Power
Fuel	64.5	79.5	(18.9%)
Purchased Power	50.3	52.4	(4.0%)
Total Fuel and Purchased Power	114.8	131.9	(13.0%)
Gross Margin	$327.9	$323.5	1.4%
	====	====

During the first quarter of 2002, total electric utility operating revenues decreased by $12.7 million or 2.8% when compared with the first quarter of 2001, reflecting a decrease due to lower overall electric megawatt-hour sales during the first quarter of 2002 resulting from the effects of a soft economy and warmer winter weather partially offset by higher retail electric rates under Wisconsin's fuel cost adjustment procedure that became effective in February and May 2001. As measured by heating degree days, the first quarter of 2002 was 11.1% warmer than the first quarter of 2001 and 8.7% warmer than normal.

Electric gross margin increased 1.4% between the comparative periods primarily due to lower fuel and purchased power costs, which more than offset the decline in revenues. Between the comparative periods, total fuel and purchased power expenses decreased primarily due to lower natural gas prices during 2002 and, to a lesser extent, due to higher demand charges associated with long-term power purchase contracts in effect during 2001.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2002 with similar information for the first quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended March 31			Three Months Ended March 31
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$167.1	$159.7	4.6%	1,982.4	1,933.1	2.6%
Small Commercial/Industrial	139.9	143.4	(2.4%)	2,061.7	2,154.6	(4.3%)
Large Commercial/Industrial	107.4	116.9	(8.1%)	2,415.9	2,829.1	(14.6%)
Other-Retail/Municipal	17.3	17.1	1.2%	450.2	461.4	(2.4%)
Resale-Utilities	3.0	14.6	(79.5%)	114.9	447.8	(74.3%)
Other-Operating Revenues	8.0	3.7	116.2%	-	-	-
Total	$442.7	$455.4	(2.8%)	7,025.1	7,826.0	(10.2%)
	=====	=====		=====	=====

Weather -- Degree Days (a)
Heating (3,304 Normal)				3,018	3,395	(11.1%)
Cooling (0 Normal)				-	-	-

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 10.2% during the first quarter of 2002 reflecting a soft economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest customers, two iron ore mines. Sales to these customers decreased by 320 thousand megawatt-hours or 51.8% between the comparative periods. Excluding these two mines, Wisconsin Energy's total electric energy sales decreased by 6.7% and sales volumes to the remaining large commercial/industrial customers fell by 4.2% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 74.3% between the periods due to a reduced demand for wholesale power purchases.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2002 with similar information for the first quarter of 2001. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Due primarily to a significant decline in the delivered cost of natural gas between the comparative periods, gas operating revenues declined by $250.5 million or 43.1% offset by a $242.7 million or 54.8% decrease in purchased gas costs.

	Three Months Ended March 31
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$330.5	$581.0	(43.1%)
Cost of Gas Sold	199.8	442.5	(54.8%)
Gross Margin	$130.7	$138.5	(5.6%)
	=====	=====

For the three months ended March 31, 2002, gas margin declined by $7.8 million or 5.6% when compared to the three months ended March 31, 2001 due primarily to a weather-related decline in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first quarter of 2002 was 11.1% warmer than the first quarter of 2001 and 8.7% warmer than normal. The negative impact of weather on total gas margin during 2002 was partially offset by a rate increase that became effective December 20, 2001.

The following table compares Wisconsin Energy's gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2002 with similar information for the first quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$87.8	$93.0	(5.6%)	357.0	385.2	(7.3%)
Commercial/Industrial	27.0	27.8	(2.9%)	197.4	203.6	(3.0%)
Interruptible	0.6	0.8	(25.0%)	8.6	10.1	(14.9%)
Total Retail Gas Margin	115.4	121.6	(5.1%)	563.0	598.9	(6.0%)
Transported Gas	13.2	14.2	(7.0%)	246.7	250.4	(1.5%)
Other-Operating	2.1	2.7	(22.2%)	-	-	-
Total Gross Margin	$130.7	$138.5	(5.6%)	809.7	849.3	(4.7%)
	=====	=====		====	====

Weather -- Degree Days (a)
Heating (3,304 Normal)				3,018	3,395	(11.1%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Utility Energy Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $6.0 million or 3.0% during the first quarter of 2002 when compared with the first quarter of 2001. The decrease primary resulted from tight control of operating and maintenance costs and operational efficiencies gained from the acquisition of WICOR on April 26, 2000. During the latter part of 2001, the Company finalized the consolidation of customer service functions including billing and call center operations. These reductions more than offset cost increases in other areas of the Company including employee benefit costs.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses decreased by $3.9 million or 4.9% during the first quarter of 2002 due primarily to the adoption on January 1, 2002 of SFAS 142, which eliminated amortization of goodwill and intangibles with indefinite lives.

Other Income, Net:   Other Income, Net decreased by $6.4 million or 66% during the first quarter of 2002 due primarily to one-time costs of $5.3 million ($3.5 million net of tax or $0.03 per share) from the early extinguishment of $103.4 million of long-term debt with a weighted average interest rate of 8.4%.

Financing Costs:   Financing costs decreased by $11.1 million or 28.2% during the first quarter of 2002 due to lower outstanding short-term debt due in part to the receipt of $100 million related to the Giddings & Lewis, Inc./City of West Allis Lawsuit plus accrued interest and due to lower interest rates.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

Excluding costs related to the WICOR merger, the manufacturing segment contributed earnings of $3.8 million or $0.03 per share during the first quarter of 2002 compared with $7.1 million or $0.06 per share during the first quarter of 2001. The following table compares the net earnings of Wisconsin Energy's manufacturing segment between the comparative periods.

	Three Months Ended March 31
Manufacturing Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$110.2	$108.3	1.8%
International	40.7	37.1	9.7%
Total Operating Revenues	150.9	145.4	3.8%
Cost of Goods Sold	114.0	104.7	(8.9%)
Gross Margin	36.9	40.7	(9.3%)
Other Operating Expenses	30.4	29.9	1.7%
Operating Income	6.5	10.8	(39.8%)
Other Income (Deductions), Net	-	0.1	(100.0%)
Financing Costs	4.8	5.9	(18.6%)
Income Before Income Taxes	1.7	5.0	(66.0%)
Income Taxes	0.7	2.5	(72.0%)
Net Income	$1.0	$2.5	(60.0%)
	====	====
WICOR merger related costs after tax (a)	$2.8	$4.6	(39.1%)
	====	====
Earnings Excluding Merger Costs
Net Income	$3.8	$7.1	(46.5%)
Contribution to Diluted Earnings Per Share	$0.03	$0.06	(50.0%)

(a) Merger related costs represent WICOR acquisition purchase accounting entries. The expense for 2002 includes primarily interest expense and 2001 includes primarily goodwill and intangible amortizations and interest expense.

Manufacturing operating revenues for the first quarter of 2002 were $150.9 million, a record level for first quarter sales, and an increase of $5.5 million or 3.8% compared to the same period in 2001. Recent acquisitions contributed $11.4 million of sales in 2002. The benefit for the quarter of the acquisitions was offset primarily by lower domestic retail sales in the water systems market. This market was hurt by very dry weather conditions in the Northeast and Midwest which weakened drainer/utility pump sales. Excluding the water systems market, the Company experienced a 5% growth in its base business. Domestic markets for pool/spa trade and recreational vehicles both grew over 15% in sales over 2001, which can be attributed to market recovery. During the first quarter of 2002, international sales increased primarily due to the acquisition of Ultra Jet Canada in July 2001.

The gross profit margins decreased to 24.4% for the quarter in 2002 from 28.0% for the same period in 2001 due partially to changes in the customer mix and the weak economy. Also for the quarter, operating expenses increased 1.7% over the same period in 2001. The increase in operating expenses for the quarter was primarily due to costs of $5 million related to the consolidation of facilities offset partially by the elimination of goodwill and intangible amortization due to adoption of SFAS 142.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The operations of the non-utility energy segment have been reduced from the prior year as the Company has exited from operating energy marketing companies. In addition, the Company has continued a strategy of divesting non-core, non-utility energy assets. The following table identifies the performance of key components of the non-utility energy segment between the first quarter of 2002 and the first quarter of 2001.

	Three Months Ended March 31
	2002	2001
	(Millions of Dollars)

Recurring Operations
Net Earnings (Loss)	($2.9)	($1.4)
Contribution to Diluted Earning Per Share	($0.02)	($0.01)
	=====	=====

Assets Held for Sale
Wisvest Connecticut Operations	($4.0)	$5.4
SFAS 133, net	12.3	9.5
Net Earnings	$8.3	$14.9
Contribution to Diluted Earning Per Share	$0.07	$0.13
	=====	=====

The increase in the loss from recurring operations primarily relates to increased costs at We Power, as it continues to develop power plants for the Power the Future initiative, and at Wisvest related to start-up costs for Calumet Energy's gas-based power plant in Chicago, Illinois.

The increase in earnings on assets held for sale can be broken down between operation of the assets and SFAS 133 gains or charges. During the quarter, Wisvest assets held for sale operated at a loss of $4.0 million compared to earnings of $5.4 million in the same quarter of the prior year. This decline in earnings is directly related to lower market prices for electricity in the Northeast combined with the warm winter weather which reduced the demand for electricity.

Under SFAS 133 the Company records the changes in fair market value related to fuel oil contracts associated with plants in the Northeast. During the first quarter of 2002, the Company recorded after-tax gains of $12.3 million on these contracts due to the increases in fuel oil prices. During the first quarter of 2001, the Company recorded an after-tax gain of $10.5 million related to the cumulative effect of a change in accounting upon the adoption of SFAS 133 partially offset by an after-tax charge of $1.0 million related to expiration of contracts. Variability in earnings related to accounting for its oil contracts may continue until the Wisvest-Connecticut operations are sold.

Asset Valuation Charges:   During the first quarter of 2002, the Company recorded a charge of $92.0 million after-tax or $0.79 per share primarily related to the decline in value in non-utility energy assets held for sale. During the first quarter, the Company noted a significant decline in the market for non-utility energy assets which was a result of several factors including the collapse of Enron Corporation and the resulting tightening and downgrading of credit related to independent power producers. In addition, the electric forward price curves for the region declined due to the decline in natural gas costs and increased generating capacity. With the decline in market values, the non-utility energy assets held for sale were written down to current fair value less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first three months of 2002 and 2001:

	Three Months Ended March 31
Wisconsin Energy Corporation	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$336.1	$114.2
Investing Activities	($105.1)	($120.2)
Financing Activities	($245.5)	$24.6

Operating Activities

Cash provided by operating activities increased to $336.1 million during the first three months of 2002 compared with $114.2 million during the same period in 2001. This increase was due in part to the return of $100 million deposit plus accrued interest as a result of a favorable court ruling (See Note 11). The Company is expected to pay income taxes of approximately $47.1 million related to the return of the deposit. In addition, lower natural gas prices and warm winter weather during the first quarter of 2002 reduced working capital needs.

Investing Activities

During the first three months of 2002, Wisconsin Energy invested a total of $105.1 million including capital expenditures of $71.4 million for utility plant, $25.3 million for non-utility energy projects, $4.5 million for manufacturing and $12.0 million for other non-utility activities. The Company continued its program of divesting non-core businesses and assets, including the receipt of $22.5 million of net proceeds for the sale of non-utility real estate assets held by Wispark. Due to the timing of refueling outage schedules at Point Beach Nuclear Plant, the Company spent $10.2 million more on the acquisition of nuclear fuel between the comparative periods.

Financing Activities

During the three months ended March 31, 2002, Wisconsin Energy used $245.5 million for financing activities compared with receiving $24.6 million from financing activities during the first three months of 2001. The primary uses of cash in the first quarter of 2002 included $115.3 million for the repayment of long-term debt and $99.7 million for the repayment of short-term debt.

During the first quarter of 2002, Wisconsin Energy purchased approximately 1.0 million shares of common stock for $24.1 million under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first quarter of 2002, Wisconsin Energy issued approximately 0.7 million new shares of common stock aggregating $11.9 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2002 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities.

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

On March 31, 2002, Wisconsin Energy had $1.0 billion of total available unused short-term borrowing capacity on a consolidated basis under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Energy had $1.7 billion of available unused lines of bank credit on a consolidated basis to support its outstanding commercial paper program and other short-term borrowing arrangements.

The following table shows Wisconsin Energy's consolidated capitalization structure at March 31, 2002 and at December 31, 2001:

Capitalization Structure	March 31, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,014.4	31.9%	$2,056.1	31.4%
Preferred Stock	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.2%	200.0	3.0%
Long-Term Debt (including
current maturities)	3,391.5	53.8%	3,721.6	56.7%
Short-Term Debt	671.4	10.6%	550.4	8.4%
Total	$6,307.7	100.0%	$6,558.5	100.0%
	======	=====	======	=====

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

S&P's and Moody's current outlook for Wisconsin Energy and its subsidiaries is stable while Fitch currently maintains a negative outlook for Wisconsin Energy Corporation and for Wisconsin Energy Capital Corporation. Fitch's outlook for Wisconsin Electric and Wisconsin Gas is stable.

Wisconsin Energy believes these ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures, for long- and short-term debt retirements, for the purchase of nuclear fuel, and for continuing repurchases of outstanding shares of the Company's common stock. Wisconsin Energy's 2002 annual consolidated capital expenditure budget is approximately $661 million.

Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

Total contractual obligations and other commercial commitments for Wisconsin Energy as of March 31, 2002 declined compared with December 31, 2001 due to the early extinguishment of $103.4 million of long-term debt and normal periodic payments related to these types of obligations. There were no significant new contracts entered into in the first quarter of 2002.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Power the Future Strategy:   Implementation of the Company's Power the Future strategy is subject to a number of regulatory approvals. On February 1, 2002, Wisconsin Energy filed for Certificates of Public Convenience and Necessity ("CPCN") with the Public Service Commission of Wisconsin ("PSCW") for a generating facility at the Port Washington Power Plant site and a generating facility at the Oak Creek Power Plant site, a certificate for a gas lateral to serve the Port Washington plant and related affiliated interest approvals. Supplemental information requested by the PSCW was filed in April 2002. On April 9, 2002, the PSCW authorized the bifurcation of its consideration of the Company's CPCN application along the lines of fuel source. On April 25, 2002, the PSCW determined that the Company's CPCN application with respect to the gas-based generation facilities to be constructed in the City of Port Washington, Wisconsin was complete. The Company anticipates filing additional material with the PSCW in May, 2002 related to the coal-based generating facilities proposed in its CPCN application at the Oak Creek Power Plant site. The Company expects that the PSCW will make a decision on the Port Washington generating station by the end of 2002. The Company does not anticipate the PSCW will complete its consideration of the proposal for the coal-based generation facilities until mid 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources to obtain all required permits and project approvals.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   In August 2001, the United States Nuclear Regulatory Commission ("NRC") issued Bulletin 2001-01, Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles, requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. Nuclear Management Company, LLC ("NMC"), which operates the two unit Point Beach Nuclear Plant owned by Wisconsin Electric, responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC also responded to the March 2002 NRC Bulletin 2002-01, Reactor Pressure Vessel Head Degradation And Reactor Coolant Pressure Boundary Integrity, providing information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary.

During the Spring 2002 Point Beach Unit 2 refueling outage, NMC conducted a more thorough inspection of the reactor pressure vessel head which showed no evidence of leakage. NMC will conduct a more thorough inspection of the reactor pressure vessel head on Point Beach Unit 1 during the Fall 2002 refueling outage.

On April 8, 2002, the NRC issued a preliminary red finding for Point Beach related to the plant's auxiliary feedwater system. In November 2001, as part of a comprehensive risk assessment, plant employees had discovered the potential for a common mode failure in the plant's auxiliary feed pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. In addition, backup air supplies for the valves have been installed. As part of the normal regulatory review process, NMC attended a NRC regulatory conference on April 29, 2002 and offered information to support NMC's request for closure of this issue without further NRC action. The Company expects a decision from the NRC within one month.

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
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
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
  Authoritative generally accepted accounting principle or policy changes, such as adoption of SFAS 142, Goodwill and Other Intangible Assets; and SFAS 143, Accounting for Asset Retirement Obligations; from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Possible risks associated with non-utility diversification, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; fluctuations in the independent power producers market, timely regulatory approval without onerous conditions of potential acquisitions or divestitures, including the planned sale of Wisvest's two power plants in the state of Connecticut; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Non-Utility Energy Segment Contribution to Net Income," in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2001 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2001 Annual Report on Form 10-K.

Columbia Propane Lawsuit:   On April 22, 2002, the Wisconsin Supreme Court granted Wisconsin Gas's Petition for Review in this matter.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Note 11 in Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit, which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion & Analysis of Finance Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2002 Annual Meeting of Stockholders held on May 2, 2002, shareholders voted on the following items with the following results:

Item 1 -- Election of Directors for Terms Expiring in 2005:   The Board of Directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.

Name of Nominee	For		Withheld

Richard A. Abdoo	93,343,565	(92.1%)	8,027,277	(7.9%)
John F. Ahearne	94,759,339	(93.5%)	6,611,503	(6.5%)
George E. Wardeberg	94,747,738	(93.5%)	6,623,104	(6.5%)

Item 2 -- Declassification of Board of Directors:   An advisory shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board and establish annual elections of all Directors was approved as follows. Approval of this advisory proposal required an affirmative vote of a majority of the votes cast on the proposal.

					Broker
For		Against		Abstain	Non-Votes

51,244,502	(59.8%)	34,420,316	(40.2%)	N/A	N/A

Under Wisconsin Energy's Bylaws, the affirmative vote of at least 80% of Wisconsin Energy's outstanding shares would be required to declassify the Board.

Of 114,852,815 voting shares outstanding as of the March 6, 2002 record date for the annual meeting, 101,370,842 shares (88.3% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of Directors whose terms as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated March 20, 2002 with respect to the 2002 Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

2003 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2003 Annual Meeting of Stockholders will be held on May 2, 2003.

  Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2003 Annual Meeting is November 20, 2002.
  The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 21, 2003. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 22, 2003 (100 days before the May 2, 2003 scheduled date of the Annual Meeting) and no later than February 21, 2003 (70 days before such scheduled date).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10.1	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002 and as further amended on March 1, 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of March 12, 2002 was filed by Wisconsin Energy on March 12, 2002 to report Wisconsin Energy Corporation's 2001 Annual Financial Statements and Review of Operations.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/PAUL DONOVAN
Date: May 13, 2002	Paul Donovan, Senior Vice President, Chief Financial Officer and duly authorized officer