Form 10-Q
period 2002-06-30
WISCONSIN ENERGY CORP
filed 2002-08-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (July 31, 2002):

Common Stock, $.01 Par Value	115,124,130 shares outstanding

WISCONSIN ENERGY CORPORATION

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Consolidated Condensed Income Statements .....................................................................

Consolidated Condensed Balance Sheets ............................................................................

Consolidated Condensed Statements of Cash Flows ..........................................................

Notes to Consolidated Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

4.	Submission of Matters to a Vote of Security Holders ..............................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

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

Utility Energy Segment:   The utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas have combined common functions. In April 2002, the two companies began doing business under the trade name of "We Energies".

Non-Utility Energy Segment:   As of January 1, 2002, the non-utility energy segment consisted primarily of: Wisvest Corporation ("Wisvest"), which develops, owns and operates electric generating facilities and invests in other energy-related entities and W.E. Power, LLC ("We Power"), which is intended to construct and own the new generating capacity included in the Company's Power the Future strategy assuming all required regulatory approvals are obtained. In June 2002, Wisconsin Energy signed a definitive agreement to sell Wisvest's two existing non-utility power plants, located in the state of Connecticut.

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

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate. Wisconsin Energy is divesting much of its portfolio of Wispark's assets, which is expected to significantly reduce the size of existing non-utility real estate operations.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$870.9	$862.2	$1,856.9	$2,219.4

Operating Expenses
Fuel and purchased power	142.2	163.3	290.5	343.8
Cost of gas sold	98.5	114.5	298.3	630.0
Cost of goods sold	141.7	118.0	255.7	227.0
Other operation and maintenance	274.9	257.2	522.2	515.3
Depreciation, decommissioning
and amortization	79.0	86.8	157.1	174.3
Property and revenue taxes	22.3	18.7	45.0	41.5
Asset valuation charges	-	-	141.5	-
Total Operating Expenses	758.6	758.5	1,710.3	1,931.9

Operating Income	112.3	103.7	146.6	287.5

Other Income, Net	16.3	37.1	39.8	49.7

Financing Costs	57.4	64.1	115.9	129.5

Income Before Income Taxes and
Cumulative Effect of Change in
Accounting Principle	71.2	76.7	70.5	207.7

Income Taxes	25.8	30.6	29.3	84.3
Income Before the Cumulative Effect of
Change in Accounting Principle	45.4	46.1	41.2	123.4

Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	-	-	10.5
Net Income	$45.4	$46.1	$41.2	$133.9
	====	====	====	=====
Earnings Per Share Before the Cumulative
Effect of Change in Accounting Principle
Basic	$0.39	$0.39	$0.36	$1.05
Diluted	$0.39	$0.39	$0.35	$1.04

Earnings Per Share
Basic	$0.39	$0.39	$0.36	$1.14
Diluted	$0.39	$0.39	$0.35	$1.13

Weighted Average Common
Shares Outstanding (Millions)
Basic	115.3	117.6	115.2	117.8
Diluted	116.4	118.5	116.2	118.6

Dividends Per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Utility energy	$7,196.7	$7,075.3
Non-utility energy	178.4	21.5
Manufacturing	151.3	142.2
Other	223.0	205.6
Accumulated depreciation	(3,917.6)	(3,826.4)
	3,831.8	3,618.2
Construction work in progress	224.0	380.2
Leased facilities, net	113.1	116.0
Nuclear fuel, net	72.5	73.6
Net Property, Plant and Equipment	4,241.4	4,188.0

Investments	846.0	891.0

Current Assets
Cash and cash equivalents	48.5	47.0
Accounts receivable	485.6	434.2
Other accounts receivable	-	116.4
Accrued revenues	114.5	178.6
Inventories, materials and supplies	398.8	431.0
Assets held for sale	335.0	403.1
Prepayments and other assets	207.9	104.6
Total Current Assets	1,590.3	1,714.9

Deferred Charges and Other Assets
Goodwill, net	832.3	832.1
Other	729.0	702.7
Total Deferred Charges and Other Assets	1,561.3	1,534.8
Total Assets	$8,239.0	$8,328.7
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,035.6	$2,056.1
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,018.1	3,237.3
Total Capitalization	5,284.1	5,523.8

Current Liabilities
Long-term debt due currently	388.1	484.3
Short-term debt	738.4	550.4
Accounts payable	279.7	309.8
Accrued liabilities	202.4	147.2
Other	154.2	115.4
Total Current Liabilities	1,762.8	1,607.1

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	534.0	547.2
Other	658.1	650.6
Total Deferred Credits and Other Liabilities	1,192.1	1,197.8
Total Capitalization and Liabilities	$8,239.0	$8,328.7
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30
2002	2001
(Millions of Dollars)
Operating Activities
Net income	$41.2	$133.9
Reconciliation to cash
Depreciation, decommissioning and amortization	179.1	194.5
Nuclear fuel expense amortization	14.7	15.3
Equity in earnings of unconsolidated affiliates	(16.9)	(14.3)
Asset valuation charges	141.5	-
Deferred income taxes and investment tax credits, net	(100.9)	(6.9)
Gains on asset sales	-	(27.5)
Change in -	Accounts receivable and accrued revenues	18.0	210.4
Other accounts receivable	116.4	-
Inventories	31.6	43.3
Other current assets	(2.1)	-
Accounts payable	(32.3)	(155.6)
Other current liabilities	95.4	(74.9)
Other	(40.6)	(52.6)
Cash Provided by Operating Activities	445.1	265.6

Investing Activities
Capital expenditures	(256.0)	(256.1)
Acquisitions, net of cash acquired	(14.9)	-
Proceeds from asset sales, net	51.5	108.1
Return of investment from ATC	-	120.0
Nuclear fuel	(9.5)	(3.3)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	(12.3)	(18.4)
Cash Used in Investing Activities	(250.0)	(58.5)

Financing Activities
Issuance of common stock	26.3	27.3
Repurchase of common stock	(41.1)	(63.7)
Dividends paid on common stock	(46.2)	(47.1)
Issuance of long-term debt	28.5	1,014.8
Retirement of long-term debt	(128.4)	(350.0)
Change in short-term debt	(32.7)	(758.9)
Cash Used in Financing Activities	(193.6)	(177.6)

Change in Cash and Cash Equivalents	1.5	29.5

Cash and Cash Equivalents at Beginning of Period	47.0	40.5

Cash and Cash Equivalents at End of Period	$48.5	$70.0
====	====
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$118.0	$119.3
Income taxes (net of refunds)	$77.3	$131.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature except as otherwise disclosed (See Note 4), necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Energy has modified certain income statement, balance sheet and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Standard was effective beginning January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

The Company assessed the fair value of its SFAS 142 reporting units by considering future discounted cash flows with a discount rate based on a risk-adjusted weighted average cost of capital. This analysis was supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions and projections. Given consideration of these factors, the Company has determined that there is no impairment to the recorded goodwill balance for any of its reporting units at the date of adoption of SFAS 142. These impairment tests are required to be performed as of the January 1, 2002 adoption of SFAS 142 and at least annually thereafter. On an ongoing basis, absent any impairment indicators, the Company expects to perform its annual impairment tests during its third quarter.

The adoption of SFAS 142 by Wisconsin Energy on January 1, 2002 resulted in an increase in net income of $5.2 million and $10.5 million, for the three and six month periods ended June 30, 2002, due to the elimination of goodwill and intangible asset amortization.

The following table presents what reported net income, basic earnings per share and diluted earnings per share would have been had SFAS 142 been adopted at the beginning of fiscal 2001.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net Income (Millions of Dollars)
Reported Net Income	$45.4	$46.1	$41.2	$133.9
Pro forma Net Income	$45.4	$51.6	$41.2	$145.0

Basic earnings per share
Reported Net Income	$0.39	$0.39	$0.36	$1.14
Pro forma Net Income	$0.39	$0.44	$0.36	$1.23

Diluted earnings per share
Reported Net Income	$0.39	$0.39	$0.35	$1.13
Pro forma Net Income	$0.39	$0.43	$0.35	$1.22

The following table presents the details of the Company's identifiable intangible assets which are included on the consolidated balance sheets in "Other Assets".

		Accumulated
	Gross Value	Amortization	Net Book Value
June 30, 2002	(Millions of Dollars)

Total amortizable intangible assets	$21.4	$5.4	$16.0
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.8	$7.5	$68.3
	====	====	====

December 31, 2001

Total amortizable intangible assets	$21.0	$4.6	$16.4
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.4	$6.7	$68.7
	====	====	====

The amount of amortization expense included in operating income for identifiable intangibles was $0.8 million and $1.5 million for the six month periods ended June 30, 2002 and 2001, respectively. The estimated future annual intangible amortization expense for each of the next five fiscal years is estimated to be $1.6 million.

The following table presents the changes in goodwill during the first six months of fiscal 2002:

	Balance at			Balance at
Reporting Unit	12/31/01	Acquired	Adjustments (a)	6/30/02

Utility Energy	$442.9	$ -	$ -	$442.9
Non-Utility Energy	53.9	-	(53.9)	-
Manufacturing	389.2	2.3	(2.1)	389.4
	$886.0	$2.3	($56.0)	$832.3
	=====	====	=====	=====

(a)

The adjustment for the non-utility energy reporting unit represents an impairment recorded in the first quarter of 2002 (See Note 4). The adjustment as of June 30, 2002 to the manufacturing reporting unit includes ($2.6) million relating to the final purchase accounting calculation for the VICO acquisition in July 2001 partially offset by $0.5 million of currency translation adjustments.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Each period the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. Currently, nuclear decommissioning liabilities are accrued as depreciation expense, under an external sinking fund method, as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full fair value of the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and the Company would expect to seek recovery of these expenses in rates.

ASSET VALUATION CHARGES
4.

In the first quarter of 2002, the Company recorded a non-cash charge of $141.5 million ($92.0 million after tax or $0.79 per share) related primarily to non-utility investments which are held for sale (See Note 6). The Company determined in the first quarter of 2002 that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy market due to many factors including lower forward electric price curves, tightening of credit to non-regulated energy companies and a soft economy. The Company estimated fair market value for one of the held for sale investments based on a definitive agreement to sell. The Company estimated the fair market value for the other investments based primarily on preliminary discussions with potential buyers and management's assessment of information about the market for these assets. The value of the assets held for sale, net of reserves, and the outstanding debt and liabilities related to the assets held for sale are reflected in current assets on the Company's consolidated balance sheets.

The ultimate timing, proceeds and any gain or loss on the sale of assets held for sale is dependent upon many factors, including, but not limited to, the independent power markets, forward electric price curves, the ability of independent power producers to obtain credit, the softening economy, the relative attractiveness of real estate for investment purposes, and interest rates.

ACQUSITIONS
5.

In April 2002, Sta-Rite completed the acquisition of Aermotor Pumps, Inc ("Aermotor"). Aermotor, with annual sales of approximately $50 million, manufactures a full line of water pumps and pump accessories for a variety of applications, including potable water, agriculture and irrigation, sump drainage, and sewage and effluent for the residential, industrial, commercial and mining markets. The aggregate purchase price for this transaction was approximately $14.9 million and was financed using corporate working capital and short-term borrowings. The acquisition was accounted for as a purchase, and the acquired company's results of operations were included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired company is $2.3 million, which was recorded as goodwill.

ASSET SALES AND DIVESTITURES
6.

As previously reported, the Company is divesting certain non-core investments. In June 2002, Wisvest signed a definitive agreement with PSEG Fossil, LLC of New Jersey, a wholly owned subsidiary of Public Service Enterprise Group Incorporated, to sell its two existing non-utility power plants in Connecticut. The sale is expected to be completed in the second half of 2002. Proceeds from the Wisvest sales, and sales of real estate by Wispark, are expected to be used primarily to reduce debt. Wisconsin Energy held the following net assets for sale as of June 30, 2002 and December 31, 2001:

Assets Held For Sale	June 30, 2002	December 31, 2001
	(Millions of Dollars)

Non-Utility Energy	$311.8	$382.5
Other -- Real Estate	23.2	20.6
Total	$335.0	$403.1
	=====	=====

The decline in cost from December 31, 2001 is due primarily to the impairment charge (See Note 4).

COMMON EQUITY
7.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the six month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$41.2	$133.9
Other Comprehensive Income (Loss)
Currency Translation Adjustments	1.6	(2.2)
Minimum Pension Liability	-	(0.7)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges:
Unrealized losses due to cumulative
effect of change in accounting principle	-	(2.1)
Change in value	(2.8)	(2.6)
Reclassification to earnings	0.1	(0.5)
Net Unrealized Losses	(2.7)	(5.2)
Total Other Comprehensive Loss	(1.1)	(8.1)
Total Comprehensive Income	$40.1	$125.8
	====	=====

In 2000, the Board of Directors approved a common stock repurchase plan, which authorizes the Company to purchase through December 31, 2002 up to $400 million of its shares of common stock in the open market. During the first six months of 2002, Wisconsin Energy purchased approximately 1.7 million shares of common stock for $41.1 million. The Company currently retires the stock that is purchased pursuant to the repurchase plan.

During the first six months of 2002, Wisconsin Energy issued approximately 1.4 million new shares of common stock totaling $26.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

DERIVATIVE INSTRUMENTS
8.

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisvest-Connecticut, LLC, a wholly-owned subsidiary of Wisvest and an asset held for sale, has fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts are defined as derivatives under SFAS 133 and do not qualify for hedge accounting treatment. During the three and six months ended June 30, 2002, the Company recorded non-cash, after tax income of $1.9 million or $0.02 per share and $14.2 million or $0.12 per share, respectively, to reflect the settlement of transactions and the increase in the value of existing contracts resulting from rising fuel oil prices.

NUCLEAR OPERATIONS
9

Nuclear Insurance:   The Price-Anderson Act ("the Act"), as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant. As of August 1, 2002, the United States Senate had not passed an amendment or extended the Act; however, existing nuclear plants remain covered by the Act.

SEGMENT INFORMATION
10.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and six month periods ended June 30, 2002 and 2001 is shown in the following table. Current year information is not comparable with the prior year due to the adoption of SFAS 142, which eliminated the amortization of goodwill, and due to the elimination of $305 million of intercompany notes between the Utility Energy Segment and Corporate in December 2001.

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

June 30, 2002
Operating Revenues (b)	$634.6	$38.7	$192.6	$5.0	$870.9
Operating Income (Loss)	$98.2	$0.6	$21.9	($8.4)	$112.3
Net Income (Loss)	$49.3	($2.1)	$10.2	($12.0)	$45.4
Capital Expenditures	$99.2	$17.0	$4.1	$22.5	$142.8

June 30, 2001
Operating Revenues (b)	$624.0	$67.4	$159.6	$11.2	$862.2
Operating Income (Loss)	$80.8	$9.3	$15.9	($2.3)	$103.7
Net Income (Loss)	$29.8	$20.0	$5.7	($9.4)	$46.1
Capital Expenditures	$97.9	$18.6	$6.0	$8.7	$131.2

Six Months Ended

June 30, 2002
Operating Revenues (b)	$1,416.3	$82.1	$343.5	$15.0	$1,856.9
Operating Income (Loss)	$270.3	($130.2)	$28.4	($21.9)	$146.6
Net Income (Loss)	$139.0	($79.4)	$11.2	($29.6)	$41.2
Capital Expenditures	$170.6	$42.3	$8.6	$34.5	$256.0
Total Assets	$6,344.3	$626.0	$937.0	$331.7	$8,239.0

June 30, 2001
Operating Revenues (b)	$1,669.8	$220.7	$305.0	$23.9	$2,219.4
Operating Income (Loss)	$248.1	$18.2	$26.7	($5.5)	$287.5
Cumulative Effect of Change in
Accounting Principle, Net	$ -	$10.5	$ -	$ -	$10.5
Net Income (Loss)	$112.2	$33.5	$8.2	($20.0)	$133.9
Capital Expenditures	$169.2	$41.8	$12.1	$33.0	$256.1
Total Assets	$6,264.8	$605.1	$848.8	$397.9	$8,116.6

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
11.

City of West Allis lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric Power Company awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals, District I, reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Milwaukee County Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial is scheduled to commence on October 21, 2002.

On May 29, 2002, Wisconsin Electric and the City of West Allis entered into a Settlement Agreement and Release whereby Wisconsin Electric paid $8.7 million to the City of West Allis as full and final settlement of all damage claims by the City of West Allis against Wisconsin Electric. The Settlement Agreement was determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims. Wisconsin Electric is presently engaged in discussions with its insurers regarding coverage for the amounts paid in this Settlement; however, the outcome of those discussions is not certain at this time.

The litigation continues with respect to the joint punitive damages claim of Giddings & Lewis, Inc. and Kearney & Trecker Corporation. With respect to the punitive damages claim of those parties, Wisconsin Electric continues to believe that it has meritorious arguments and continues to vigorously defend the action. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002

CONSOLIDATED EARNINGS

Wisconsin Energy had net income of $0.39 per share during the second quarters of 2002 and 2001, respectively. Excluding net earnings of $0.02 per share from non-utility energy assets held for sale, adjusted earnings were $0.37 per share during the second quarter of 2002. Adjusted earnings for the second quarter of 2001 were $0.21 per share, excluding $0.14 per share of non-recurring gains from asset sales as well as net earnings of $0.04 per share from non-utility energy assets held for sale.

The Company's adjusted earnings for the second quarter of 2002 increased by $0.16 per share when compared to the second quarter of 2001. This increase reflects improved electric and gas margins during 2002 within the utility energy segment principally due to periods of favorable weather in the quarter, a shorter refueling outage at Point Beach than in the same period in 2001 and lower interest rates offset in part by a charge of $0.04 per share related to settlement of litigation with the City of West Allis. The elimination of goodwill and intangible amortization expenses due to the adoption of SFAS 142 on January 1, 2002, increased second quarter adjusted earnings of 2002 by $0.05 per share.

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the second quarter of 2002 with similar information during the second quarter of 2001.

Contribution to		Three Months Ended June 30
Diluted Earnings Per Share	2002	2001

Utility Energy Segment	$0.42	$0.30
Manufacturing Segment	0.11	0.09
Non-Utility Energy Segment (a)	(0.04)	(0.01)
Corporate and Other (b)	(0.12)	(0.17)
Adjusted Earnings	0.37	0.21
Asset Sales (c)	-	0.14
Assets Held for Sale (d)	0.02	0.04
GAAP Earnings	$0.39	$0.39
	====	====

(a)	Excludes Wisvest-Connecticut whose results are included under Assets Held for Sale.

(b)	Includes the holding company, other non-utility companies and WICOR merger-related costs, primarily interest expense net of tax during 2002 and 2001 and goodwill amortization expense during 2001.

(c)	Represents non-recurring gains on asset sales during the second quarter of 2001 of $0.14 per share all of which is attributable to the non-utility energy segment.

(d)	Relates to the operations of Wisvest-Connecticut, which is being held for sale, and net SFAS 133 activity.

A more detailed analysis of earnings contributions by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The utility energy segment contributed $49.3 million to net earnings during the second quarter of 2002, an increase of $19.5 million or 65.4% over the prior year second quarter. This increase reflects improved electric and gas margins and reduced financing costs, partially offset by the $8.7 million settlement of litigation with the City of West Allis. The following table summarizes the net income of this segment between the comparative quarters.

	Three Months Ended June 30
Utility Energy Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$467.0	$449.8	3.8%
Gas	162.9	170.4	(4.4%)
Other	4.7	3.8	23.7%
Total Operating Revenues	634.6	624.0	1.7%
Fuel and Purchased Power	122.3	126.2	(3.1%)
Cost of Gas Sold	98.5	115.0	(14.3%)
Gross Margin	413.8	382.8	8.1%
Other Operating Expenses
Other Operation and Maintenance	219.3	206.9	6.0%
Depreciation, Decommissioning
and Amortization	76.5	78.6	(2.7%)
Property and Revenue Taxes	19.8	16.5	20.0%
Operating Income	98.2	80.8	21.5%
Other Income, Net	7.3	4.7	55.3%
Financing Costs	26.6	36.8	(27.7%)
Income Before Income Taxes	78.8	48.7	61.8%
Income Taxes	29.6	18.9	56.6%
Net Income	$49.3	$29.8	65.4%
	====	====
WICOR merger related costs after tax (a)	$ -	$5.8	(100.0%)
	====	====
Earnings Excluding Merger Costs
Net Income	$49.3	$35.6	38.5%
	====	====
Contribution to Diluted Earnings Per Share	$0.42	$0.30	40.0%
	====	====

(a)	Merger related costs represent WICOR acquisition purchase accounting entries, including goodwill amortization and interest expense for 2001.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the second quarter of 2002 with similar information for the second quarter of 2001.

	Three Months Ended June 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$467.0	$449.8	3.8%
Fuel and Purchased Power
Fuel	68.5	73.6	(6.9%)
Purchased Power	51.8	51.4	0.8%
Total Fuel and Purchased Power	120.3	125.0	(3.8%)
Gross Margin	$346.7	$324.8	6.7%
	=====	=====

During the second quarter of 2002, total electric utility operating revenues increased by $17.2 million or 3.8% when compared with the second quarter of 2001. The increase was primarily due to higher overall electric megawatt-hour sales during the second quarter of 2002, especially to higher margin customers, resulting from the effects of warmer weather.

Electric gross margin increased 6.7% between the comparative periods primarily due to lower fuel and purchased power costs and favorable weather conditions in the second quarter of 2002. Between the comparative periods, total fuel and purchased power expenses decreased by $4.7 million or 3.8%. These reductions primarily resulted from lower gas prices and improved efficiencies in generation. Completion of the refueling outage at the Point Beach Nuclear Plant Unit 2 resulted in increased unit availability in the second quarter of 2002 and reduced fuel costs for Wisconsin Electric. A second refueling outage for Point Beach is scheduled to begin in September of 2002 for Unit 1. In addition, due to lower gas prices and additional availability of electricity in the Midwest, the cost of purchased power in the second quarter of 2002 was lower than it was in the second quarter of 2001.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the second quarter of 2002 with similar information for the second quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended June 30			Three Months Ended June 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$165.0	$152.4	8.3%	1,945.5	1,781.3	9.2%
Small Commercial/Industrial	151.9	145.5	4.4%	2,131.9	2,068.0	3.1%
Large Commercial/Industrial	122.6	119.5	2.6%	2,828.9	2,722.6	3.9%
Other-Retail/Municipal	19.2	17.3	11.0%	504.7	447.3	12.8%
Resale-Utilities	3.4	11.6	(70.7%)	125.1	350.8	(64.3%)
Other-Operating Revenues	4.9	3.5	40.0%	-	-	-
Total	$467.0	$449.8	3.8%	7,536.1	7,370.0	2.3%
	=====	=====		=====	=====

Weather -- Degree Days (a)
Cooling (174 Normal)				241	168	43.5%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 2.3% during the second quarter of 2002 reflecting the impacts of warmer weather conditions in April and June, especially with respect to residential customers who are more weather sensitive than other customer classes. During the second quarter of 2002, the region experienced periods of unseasonably hot weather. As measured by cooling degree days, the second quarter of 2002 was 43.5% warmer than the second quarter of 2001 and 38.5% warmer than normal. Sales to large commercial/industrial customers, including Wisconsin Electric's largest customers, two iron ore mines, increased 3.9% between the comparative periods. Excluding these two mines, Wisconsin Energy's sales volumes to the remaining large commercial/industrial customers decreased by 1.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 64.3% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2002 with similar information for the second quarter of 2001. Gross margin is a better performance indicator for the gas utility than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Due primarily to a decline in the delivered cost of natural gas between the comparative periods, gas operating revenues decreased by $7.5 million or 4.4% offset by a $16.5 million or 14.3% decrease in purchased gas costs.

	Three Months Ended June 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$162.9	$170.4	(4.4%)
Cost of Gas Sold	98.5	115.0	(14.3%)
Gross Margin	$64.4	$55.4	16.2%
	====	====

For the three months ended June 30, 2002, gas gross margin increased by $9.0 million or 16.2% when compared to the three months ended June 30, 2001 due primarily to a weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. In addition to the unseasonably warm weather discussed above, the region experienced periods of unusually cold weather during April and May of 2002. As measured by heating degree days, the second quarter of 2002 was 25.6% cooler than the second quarter of 2001 and 12.0% cooler than normal.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the second quarter of 2002 with similar information for the second quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended June 30			Three Months Ended June 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$40.8	$33.8	20.7%	130.8	98.8	32.4%
Commercial/Industrial	11.5	10.2	12.7%	72.7	62.9	15.6%
Interruptible	0.4	0.4	0.0%	6.2	5.0	24.0%
Total Retail Gas	52.7	44.4	18.7%	209.7	166.7	25.8%
Transported Gas	9.2	8.8	4.5%	181.4	162.9	11.4%
Other-Operating	2.5	2.2	13.6%	-	-	-
Total	$64.4	$55.4	16.2%	391.1	329.6	18.7%
	====	====		====	====

Weather -- Degree Days (a)
Heating (950 Normal)				1,064	847	25.6%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Utility Energy Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $12.4 million or 6.0% during the second quarter of 2002 when compared with the second quarter of 2001. In the second quarter of 2002, the Company expensed $8.7 million for the settlement of litigation with the City of West Allis. In addition during the second quarter of 2002, bad debt expense increased $2.9 million compared to the second quarter of 2001 as state and federal funds for low income energy assistance were reduced from previous levels. The Company also experienced higher pension and other medical benefit expenses for the second quarter of 2002. Reductions in general administrative expenses partially offset cost increases in other areas of the Company.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses decreased by $2.1 million or 2.7% during the second quarter of 2002 due primarily to the adoption on January 1, 2002 of SFAS 142, which eliminated the amortization of goodwill and intangibles with indefinite lives.

Other Income, Net:   Other Income increased by $2.6 million or 55.3% during the second quarter of 2002 due primarily to increases in equity in earnings of unconsolidated affiliates.

Financing Costs:   Financing costs decreased by $10.2 million or 27.7% during the second quarter of 2002 due primarily to lower outstanding short-term debt balances and lower interest rates. In addition, in the second quarter of 2001 the utility energy segment had $5.0 million of interest expense related to intercompany notes. The intercompany notes were reversed in the fourth quarter of 2001 pursuant to a PSCW order.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed earnings of $13.0 million or $0.11 per share during the second quarter of 2002, excluding costs related to the WICOR merger, compared with $10.4 million or $0.09 per share during the second quarter of 2001. The following table compares the net earnings of the manufacturing segment between the comparative periods.

	Three Months Ended June 30
Manufacturing Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$146.5	$124.1	18.0%
International	46.1	35.5	29.9%
Total Operating Revenues	192.6	159.6	20.7%
Cost of Goods Sold	141.7	114.8	23.4%
Gross Margin	50.9	44.8	13.6%
Other Operating Expenses	29.0	28.9	0.3%
Operating Income	21.9	15.9	37.7%
Other Income (Deductions), Net	(0.1)	-	(100.0%)
Financing Costs	4.9	5.5	(10.9%)
Income Before Income Taxes	16.9	10.4	62.5%
Income Taxes	6.7	4.7	42.6%
Net Income	$10.2	$5.7	78.9%
	====	====
WICOR merger related costs after tax (a)	$2.8	$4.7	(40.4%)
	====	====
Earnings Excluding Merger Costs
Net Income	$13.0	$10.4	25.0%
	====	====
Contribution to Diluted Earnings Per Share	$0.11	$0.09	22.2%
	====	====

(a)

Merger related costs represent WICOR acquisition purchase accounting entries. The costs for 2002 include primarily interest expense and for 2001 include goodwill and intangible amortizations and interest expense.

Manufacturing operating revenues for the second quarter of 2002 were $192.6 million, a record level for second quarter sales and an increase of $33.0 million or 20.7% compared to the same period in 2001. Recent acquisitions contributed $23.6 million of sales growth in the second quarter of 2002. Excluding the impact of recent acquisitions, the Company experienced a 5.9% growth in its business. Domestic markets for water treatment sales grew 9.0% over the second quarter of 2001, which can be attributed to increased demand from both retail and original equipment manufacturing customers. During the second quarter of 2002, international sales for water systems in the European and Australian markets increased 22% over the second quarter of 2001.

The gross profit margins decreased to 26.4% for the second quarter in 2002 from 28.1% for the same period in 2001 due partially to changes in the customer and product mix, and increased customer rebates due to higher sales growth levels in 2002. For the second quarter, operating income for the manufacturing segment increased 37.7% over the same period in 2001. The increase in operating income for the second quarter was primarily due to business growth and recent acquisition contributions. In addition, operating income increased due to cost savings achieved through consolidation of operations which occurred in the first quarter of 2002, continued tight operating controls and the elimination of goodwill and intangible amortization due to adoption of SFAS 142, offset partially by incremental operating costs of new enterprise-wide systems.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The operations of the non-utility energy segment have been reduced from the prior year as the Company has exited from operating energy marketing companies. In addition, the Company has continued a strategy of divesting non-core, non-utility energy assets. During the second quarter of 2002, the Company signed a definitive agreement with PSEG Fossil, LLC of New Jersey, a wholly owned subsidiary of Public Service Enterprise Group Incorporated, for the sale of two fossil-fueled power plants operated by Wisvest-Connecticut. The following table identifies the performance of key components of the non-utility energy segment between the second quarter of 2002 and the second quarter of 2001.

	Three Months Ended June 30
	2002	2001
	(Millions of Dollars)
Recurring Operations
Net Earnings (Loss) (a)	($4.2)	($0.7)
	=====	=====
Contribution to Diluted Earnings Per Share	($0.04)	($0.01)
	=====	=====

Assets Held for Sale
Wisvest Connecticut Operations	$0.2	$3.9
SFAS 133, net	1.9	0.3
Asset Sales	-	16.5
Net Earnings	$2.1	$20.7
	=====	=====
Contribution to Diluted Earnings Per Share	$0.02	$0.18
	=====	=====

(a)

During April 2001, the operations of WICOR Energy, a subsidiary which engaged in natural gas purchasing and marketing , were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech, a subsidiary which provided meter reading and technology services for gas, electric and water utilities, was sold to an unrelated third party.

The increase in the loss from recurring operations primarily relates to increased start-up costs at We Power as it continues to develop power plants for the Power the Future initiative, and at Wisvest related to start-up costs for its Calumet power plant located in Chicago, Illinois, which was placed in service in June of 2002.

The decrease in earnings on assets held for sale can be broken down between operation of the assets and SFAS 133 gains or charges. During the second quarter of 2002, Wisvest assets held for sale had earnings of $0.2 million compared to earnings of $3.9 million in the same quarter of the prior year. This decline in earnings is directly related to lower retail market prices for electricity in the Northeast United States.

Under SFAS 133, Wisvest-Connecticut records the changes in fair market value related to fuel oil contracts associated with plants in the Northeast. During the second quarter of 2002, the Company recorded after-tax gains of $1.9 million on these contracts due to increases in fuel oil prices. During the second quarter of 2001, the Company recorded an after-tax gain of $0.3 million related to fuel oil contracts. Variability in earnings related to accounting for these oil contracts may continue until the Wisvest-Connecticut operations are sold. The sale is expected to close during 2002.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002

CONSOLIDATED EARNINGS

Wisconsin Energy had net income of $0.35 per share during the first six months of 2002 compared with net income of $1.13 per share during the first six months of 2001. Adjusted earnings during the first six months of 2002 were $1.05 per share, which exclude the impact of a non-cash impairment charge of $0.79 per share incurred in the first quarter of 2002 related primarily to non-utility energy assets held for sale offset in part by net earnings of $0.09 per share from those assets. Adjusted earnings during the first six months of 2001 were $0.83 per share, which exclude a one-time cumulative gain of $0.09 per share due to the adoption of SFAS 133 on January 1, 2001, gains on asset sales of $0.14 per share as well as net earnings of $0.07 per share from non-utility energy assets held for sale.

The Company's adjusted earnings increased by $0.22 per share during the first six months of 2002 when compared to the first six months of 2001. This increase reflects improved electric and gas margins during 2002 within the utility energy segment principally due to the effects of weather and lower natural gas prices offset in part by costs associated with a settlement of litigation paid to the City of West Allis and costs associated with the early repayment of $103.4 million of long-term debt with a weighted average interest rate of 8.4%. In addition, amortization of goodwill and certain intangible expenses were discontinued effective January 1, 2002, with the adoption of SFAS 142, resulting in an increase in adjusted earnings of $0.09 per share.

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first six months of 2002 with similar information during the first six months of 2001.

Contribution to	Six Months Ended June 30
Diluted Earnings Per Share	2002	2001

Utility Energy Segment	$1.20	$1.04
Manufacturing Segment	0.14	0.15
Non-Utility Energy Segment (a)	(0.08)	(0.02)
Corporate and Other (b)	(0.21)	(0.34)
Adjusted Earnings	1.05	0.83
Asset Sales/Valuation Charges (c)	(0.79)	0.14
Assets Held for Sale (d)	0.09	0.16
GAAP Earnings	$0.35	$1.13
	====	====

(a)	Excludes Wisvest-Connecticut whose results are included under Assets Held for Sale.

(b)	Includes the holding company, other non-utility companies and WICOR merger-related costs, primarily interest expense net of tax during 2002 and 2001 and goodwill amortization expense during 2001.

(c)

Represents asset valuation charges of approximately $0.79 per share recorded during the three months ended March 31, 2002 primarily attributable to the non-utility energy segment. Also reflects non-recurring gains on asset sales of $0.14 per share during the second quarter of 2001which are attributable to the non-utility energy segment.

(d)	Relates to the operations of Wisvest-Connecticut, which is being held for sale, and net SFAS 133 activity.

The Company's total revenues decreased by $362.5 million or 16.3% for the first six months of 2002 compared to the first six months of 2001. The principal reasons for this decline include $253.5 million of lower revenues from the utility energy segment which primarily reflects the decline in purchased gas costs that flow through to customers and do not impact margin. In addition, non-utility energy segment revenues declined by $138.8 million reflecting primarily the Company's exit from operating non-utility energy marketing companies. A more detailed analysis of earnings contributions by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Utility energy segment net income increased by $26.8 million or 23.9% between the first six months of 2002 and the first six months of 2001. This increase is primarily attributable to increases in electric and gas utility gross margins due to favorable weather conditions in 2002, improved recovery of electric fuel and purchased power costs as well as reduced operating and financing costs. The increase in gross margin was offset, in part, by the costs of a settlement of litigation with the City of West Allis of $8.7 million and costs associated with the early repayment of $103.4 million of long-term debt. The following table compares the contribution to net income of the utility energy segment during the six months ended June 30, 2002 with similar information for the six months ended June 30, 2001.

	Six Months Ended June 30
Utility Energy Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$909.8	$905.2	0.5%
Gas	493.3	751.4	(34.3%)
Other	13.2	13.2	0.0%
Total Operating Revenues	1,416.3	1,669.8	(15.2%)
Fuel and Purchased Power	239.2	260.0	(8.0%)
Cost of Gas Sold	298.3	557.5	(46.5%)
Gross Margin	878.8	852.3	3.1%
Other Operating Expenses
Other Operation and Maintenance	415.8	409.5	1.5%
Depreciation, Decommissioning
and Amortization	152.2	158.2	(3.8%)
Property and Revenue Taxes	40.5	36.5	11.0%
Operating Income	270.3	248.1	8.9%
Other Income, Net	10.5	14.4	(27.1%)
Financing Costs	54.8	76.1	(28.0%)
Income Before Income Taxes	226.0	186.4	21.2%
Income Taxes	87.0	74.2	17.3%
Net Income	$139.0	$112.2	23.9%
	=====	=====
WICOR merger related costs after tax (a)	$ -	$11.7	100.0%
	=====	=====
Earnings Excluding Merger Costs
Net Income	$139.0	$123.9	12.2%
	=====	=====
Contribution to Diluted Earnings Per Share	$1.20	$1.04	15.4%
	=====	=====

(a)	Merger related costs during 2001 represent WICOR acquisition purchase accounting entries, including goodwill amortization and interest expense.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's actual total electric utility operating revenues and gross margin during the first six months of 2002 with similar information for the first six months of 2001.

	Six Months Ended June 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$909.8	$905.2	0.5%
Fuel and Purchased Power
Fuel	131.0	153.1	(14.4%)
Purchased Power	104.1	103.8	0.3%
Total Fuel and Purchased Power	235.1	256.9	(8.5%)
Gross Margin	$674.7	$648.3	4.1%
	=====	=====

During the first six months of 2002, total electric utility operating revenues increased by $4.6 million or 0.5% when compared with the first six months of 2001. In February and May 2001, Wisconsin Electric received emergency increases in rates to cover increased fuel and purchased power costs. These increases favorably impacted revenues in the first six months of 2002 by $28.2 million when compared to 2001. The increase in electric utility operating revenues was offset partially by a decrease in megawatt-hour sales during the first six months of 2002 resulting from the effects of the weakening economy and warm winter weather in the first quarter of 2002.

Between the comparative periods, total fuel and purchased power expenses decreased by $21.8 million or 8.5% primarily due to lower natural gas prices and improved efficiencies in generation. The completion of the Point Beach refueling outage during 2002 noted earlier resulted in increased unit availability and reduced fuel costs. The lower fuel and purchased power expenses offset much of the impact on electric revenues of the decline in electric megawatt-hour sales such that total gross margin on electric operating revenues increased by $26.4 million or 4.1% during the first six months of 2002. Even with the emergency increase in rates as described above, the Company estimates that it under-recovered fuel and purchased power costs by $4.4 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first six months of 2002 with similar information for the first six months of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Six Months Ended June 30			Six Months Ended June 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$332.2	$312.1	6.4%	3,927.9	3,714.4	5.7%
Small Commercial/Industrial	291.8	288.9	1.0%	4,193.6	4,222.6	(0.7%)
Large Commercial/Industrial	230.0	236.4	(2.7%)	5,244.8	5,551.7	(5.5%)
Other-Retail/Municipal	36.4	34.4	5.8%	955.0	908.7	5.1%
Resale-Utilities	6.5	26.2	(75.2%)	239.9	798.6	(70.0%)
Other-Operating Revenues	12.9	7.2	79.2%	-	-	-
Total	$909.8	$905.2	0.5%	14,561.2	15,196.0	(4.2%)
	=====	=====		======	======

Weather -- Degree Days (a)
Heating (4,254 Normal)				4,082	4,242	(3.8%)
Cooling (174 Normal)				241	168	43.5%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales decreased by 4.2% during the first six months of 2002 but varied within customer classes. Sales to residential customers increased by 5.7%. Residential customers are more weather sensitive and contribute higher margins per megawatt-hour than other customer classes. Sales to Wisconsin Electric's largest retail customers, two iron ore mines, declined by 191.2 thousand megawatt-hours or 18.5% between the comparative periods. Excluding these two mines, Wisconsin Energy's sales volumes to the remaining large commercial/industrial customers decreased by 2.6% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 70.0% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues declined by $258.1 million or 34.3% between the first six months of 2002 and the first six months of 2001 offset by a $259.2 million or 46.5% decrease in purchased gas costs.

	Six Months Ended June 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$493.3	$751.4	(34.3%)
Cost of Gas Sold	298.3	557.5	(46.5%)
Gross Margin	$195.0	$193.9	0.6%
	=====	=====

Lower prices for natural gas drove most of the 34.3% decrease in operating revenues and the 46.5% decrease in the cost of gas sold during the first six months of 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. Gas gross margin reflects an increase of $2.0 million due to a rate increase that became effective December 20, 2001.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the first six months of 2002 with similar information for the first six months of 2001.

	Gross Margin			Therm Deliveries
Six Months Ended June 30				Six Months Ended June 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$128.5	$126.9	1.3%	487.8	484.0	0.8%
Commercial/Industrial	38.5	37.9	1.6%	270.0	266.5	1.3%
Interruptible	1.1	1.2	(8.3%)	14.5	15.1	(4.0%)
Total Retail Gas	168.1	166.0	1.3%	772.3	765.6	0.9%
Transported Gas	22.4	23.0	(2.6%)	428.5	413.3	3.7%
Other-Operating	4.5	4.9	(8.2%)	-	-	-
Total	$195.0	$193.9	0.6%	1,200.8	1,178.9	1.9%
	=====	=====		=====	=====

Weather -- Degree Days (a)
Heating (4,254 Normal)				4,082	4,242	(3.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first six months of 2002, total therm deliveries of natural gas increased by 1.9% but varied within customer classes. Volume deliveries for the residential and commercial customer classes increased by 0.8% and 1.3%, respectively.

Other Utility Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $6.3 million or 1.5% during the first six months of 2002 when compared with the first six months of 2001. The most significant changes in other operation and maintenance expenses include costs of $8.7 million for a settlement of litigation with the City of West Allis and increased employee benefit costs which were partially offset by cost reduction efforts during 2002.

Other Income, Net:   Other Income decreased by $3.9 million during the first six months of 2002 due primarily to one-time costs of $5.3 million ($3.5 million net of tax or $0.03 per share) from the early repayment of $103.4 million of long-term debt.

Financing Costs:   Financing costs decreased by $21.3 million or 28.0% during the first six months of 2002 due partially to lower outstanding short-term debt balances and lower interest rates. In addition, last year, the utility energy segment had $9.9 million of interest expense related to intercompany notes. The intercompany notes were reversed in the fourth quarter of 2001 pursuant to a PSCW order.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed $16.8 million to net income during the first six months of 2002, excluding costs related to the WICOR merger, compared with $17.5 million during the first half of 2001. The following table reconciles the change in the contribution to earnings by Wisconsin Energy's manufacturing segment between the first six months of 2002 and the first six months of 2001.

	Six Months Ended June 30
Manufacturing Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$256.7	$232.4	10.5%
International	86.8	72.6	19.6%
Total Operating Revenues	343.5	305.0	12.6%
Cost of Goods Sold	255.7	220.4	16.0%
Gross Margin	87.8	84.6	3.8%
Other Operating Expenses	59.4	57.9	2.6%
Operating Income	28.4	26.7	6.4%
Other Income, Net	(0.1)	0.1	(200.0%)
Financing Costs	9.7	11.4	(14.9%)
Income Before Income Taxes	18.6	15.4	20.8%
Income Taxes	7.4	7.2	2.8%
Net Income	$11.2	$8.2	36.6%
	====	====
WICOR merger related costs after tax (a)	$5.6	$9.3	(39.8%)
	====	====
Earnings Excluding Merger Costs
Net Income	$16.8	$17.5	(4.0%)
	====	====
Contribution to Diluted Earnings Per Share	$0.14	$0.15	(6.7%)
	====	====

(a)

Merger related costs represent WICOR acquisition purchase accounting entries. The expense for 2002 includes primarily interest expense and for 2001 includes goodwill and intangible amortizations and interest expense.

Manufacturing operating revenues increased by $38.5 million or 12.6% between the comparative periods. Recent acquisitions contributed sales of $35.0 million in 2002. Domestic sales in the R/V and Food and Beverage markets were up during the first six months of 2002, but other markets experienced flat or decreased sales due mainly to poor market and economic conditions. International sales increased 19.6% during the first six months of 2002 from the same period in 2001 half of which is due to recent acquisitions. Gross profit margin decreased to 25.6% for the first six months of 2002 from 27.7% for the same period in 2001 due partially to changes in the customer/product mix and increased customer rebates. Operating income was up 6.4% primarily due to recent acquisitions, cost savings achieved through consolidation of operations, the continuation of cost improvement programs and the elimination of goodwill and intangible amortization due to adoption of SFAS 142, offset partially by one time costs associated with consolidation of facilities in the first quarter of 2002.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The operations of the non-utility energy segment have been reduced in the first six months of 2002 from the same period in the prior year as the Company has exited from operating energy marketing companies. In addition, the Company has continued a strategy of divesting non-core, non-utility energy assets. The following table identifies the performance of key components of the non-utility energy segment between the first six months of 2002 and the first six months of 2001.

	Six Months Ended June 30
	2002	2001
	(Millions of Dollars)
Recurring Operations
Net Earnings (Loss) (a)	($9.7)	($2.1)
	=====	=====
Contribution to Diluted Earnings Per Share	($0.08)	($0.02)
	=====	=====

Assets Held for Sale
Wisvest Connecticut Operations	($2.6)	$9.3
SFAS 133, net	14.2	9.8
Asset Sales/Valuations	(92.0)	16.5
Net Earnings	($80.4)	$35.6
	=====	=====
Contribution to Diluted Earnings Per Share	($0.70)	$0.30
	=====	=====

(a)

During April 2001, the operations of WICOR Energy, a subsidiary which engaged in natural gas purchasing and marketing , were merged into an unconsolidated affiliate of Wisconsin Energy. In May 2001, FieldTech, a subsidiary which provided meter reading and technology services for gas, electric and water utilities, was sold to an unrelated third party.

The increase in the loss from recurring operations primarily relates to increased start-up costs at We Power, as it continues to develop power plants for the Power the Future initiative, and at Wisvest related to start-up costs for its Calumet power plant located in Chicago, Illinois, which was placed in service in June of 2002.

The decrease in earnings on assets held for sale can be broken down between operation of the assets and SFAS 133 gains or charges. During the first six months of 2002, Wisvest assets held for sale operated at a loss of $2.6 million compared to earnings of $9.3 million in the same period of the prior year. This decline in earnings is directly related to lower retail market prices for electricity in the Northeast United States.

Under SFAS 133, Wisvest-Connecticut records the changes in fair market value related to fuel oil contracts associated with plants in the Northeast. During the first six months of 2002, the Company recorded after-tax gains of $14.2 million on these contracts due to the increases in fuel oil prices. During the first six months of 2001, the Company recorded an after-tax gain of $10.5 million related to the cumulative effect of a change in accounting upon the adoption of SFAS 133 partially offset by after-tax charges of $0.7 million related to expiration of contracts. Variability in earnings related to accounting for these oil contracts may continue until the Wisvest-Connecticut operations are sold.

Asset Valuation Charges:   During the first quarter of 2002, the Company recorded an impairment charge of $92.0 million after-tax or $0.79 per share primarily related to the decline in value in non-utility energy assets held for sale. During the first quarter of 2002, the Company noted a significant decline in the market for non-utility energy assets which was a result of several factors, including the collapse of Enron Corporation and the resulting tightening and downgrading of credit related to independent power producers. In addition, the electric forward price curves for the region declined due to the decline in natural gas costs and increased generating capacity. With the decline in market values, the non-utility energy assets held for sale were written down to current fair value less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first six months of 2002 and 2001:

	Six Months Ended June 30
Wisconsin Energy Corporation	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$445.1	$265.6
Investing Activities	($250.0)	($58.5)
Financing Activities	($193.6)	($177.6)

Operating Activities

Cash provided by operating activities increased to $445.1 million during the first six months of 2002 compared with $265.6 million during the same period in 2001. This increase was due in part to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling (See Note 11 in Item 1). The Company expects to pay income taxes of approximately $46.8 million related to the return of the deposit. In addition, lower natural gas prices and weather conditions during the first six months of 2002 resulted in a decline in working capital needs.

Investing Activities

During the first six months of 2002, Wisconsin Energy had cash outflows for investing activities of $250.0 million as compared to $58.5 million in 2001. This increase is directly related to a $56.6 million reduction in proceeds from asset sales during the first six months in 2002 compared to 2001. In addition, during the first six months of 2001, the Company received $120.0 million as a return of investment in the American Transmission Company LLC, the entity to which the Company transferred its electric utility transmission system assets on January 1, 2001. For the six months ended June 30, 2002 and 2001, capital expenditures totaled $256.0 million and $256.1 million, respectively.

Financing Activities

During the six months ended June 30, 2002, Wisconsin Energy used $193.6 million for financing activities compared with $177.6 million during the first six months of 2001. The primary uses of cash in the first six months of 2002 included $128.4 million for the repayment of long-term debt and $32.7 million for the repayment of short-term debt. In January 2002, the Company retired early $103.4 million of long-term debt with a weighted average interest rate of 8.4% and refinanced it through short-term debt at lower interest rates.

During the first six months of 2002, Wisconsin Energy purchased approximately 1.7 million shares of common stock for $41.1 million under a $400 million board-approved repurchase program that was initiated in 2000 and which is scheduled to expire on December 31, 2002, unless extended by the Wisconsin Energy board of directors. Also during the first six months of 2002, Wisconsin Energy issued approximately 1.4 million new shares of common stock aggregating $26.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2002 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities.

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

On June 30, 2002, Wisconsin Energy had $1.4 billion of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $0.7 billion of total consolidated short-term debt outstanding on such date.

Wisconsin Energy and its subsidiaries, review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations.

On April 9, 2002, Wisconsin Energy entered into an unsecured 364 day $300 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement. Assuming certain conditions are met, any outstanding loans under the facility can be converted to a one-year term loan. In addition to the WEC 364 day bank back-up credit facility, WEC has an unsecured three year $500 million bank back-up credit facility that will expire in April, 2003 and an unsecured five year $150 million bank back-up credit facility that will expire in August, 2003.

On June 26, 2002, Wisconsin Electric entered into an unsecured 364 day $230 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On December 12, 2001, Wisconsin Gas entered into an unsecured 364 day $190 million bank back-up credit facility that replaced individual bank lines of credit that were expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Energy's consolidated capitalization structure at June 30, 2002 and at December 31, 2001:

Capitalization Structure	June 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,035.6	31.8%	$2,056.1	31.4%
Preferred Stock	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.1%	200.0	3.0%
Long-Term Debt (including
current maturities)	3,406.2	53.1%	3,721.6	56.7%
Short-Term Debt	738.4	11.5%	550.4	8.4%
Total	$6,410.6	100.0%	$6,558.5	100.0%
	======	=====	======	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch. Commercial paper of WICOR Industries is unrated.

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A2	A

Wisconsin Electric Power Company
Commercial Paper	A-1	P-1	F1+
Secured Senior Debt	A	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB+	A2	AA-

Wisconsin Gas Company
Commercial Paper	A-1	P-1	F1+
Unsecured Senior Debt	A	Aa2	AA-

Wisconsin Energy Capital Corporation
Unsecured Debt	A-	A2	A

WEC Capital Trust I
Trust Preferred Securities	BBB	A3	A-

On July 18, 2002, Fitch announced it was lowering the ratings of Wisconsin Energy Corporation's Unsecured Senior Debt from A+ to A; Wisconsin Energy Capital Corporation Unsecured Debt from A+ to A; and WEC Capital Trust I Trust Preferred Securities from A to A-, as reflected in the above table. Fitch also changed the ratings outlook for Wisconsin Energy Corporation and Wisconsin Energy Capital Corporation from Negative to Stable and reaffirmed the Stable outlook and security ratings for Wisconsin Electric Power Company and Wisconsin Gas Company.

S&P's, Moody's and Fitch's current outlook for Wisconsin Energy and its subsidiaries is Stable.

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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures, for long- and short-term debt retirements, for the purchase of nuclear fuel, and for continuing repurchases of outstanding shares of the Company's common stock. Wisconsin Energy's 2002 annual consolidated capital expenditure budget is approximately $660 million.

Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

As previously disclosed in Wisconsin Energy's 2001 Form 10-K, the Company's subsidiary WICOR, Inc. is an equal one third joint venture partner in the $238 million Guardian Pipeline project ("Guardian"). In November 2001, Guardian obtained $170 million of fixed rate financing for the project, secured by guarantees severally from the parent (in WICOR's case, the Company) or an affiliate of each of the partners for its one third share of the debt financing. The guarantees are effective during the construction of the project and approximately the first six months of commercial operation. As of June 30, 2002, approximately $120 million of the $170 million facility was borrowed for the project's construction. Guardian is expected to commence commercial operation during the fourth quarter of 2002.

On July 30, 2002, CMS Energy Corporation ("CMS") announced that its subsidiary, Panhandle Eastern Pipeline Company ("Panhandle"), one of the Guardian joint venture partners, had received a demand from the project lenders to post additional collateral to secure its one-third portion of the construction period guaranty obligation as a result of its debt being downgraded to below investment grade. CMS and Panhandle have disclosed they are working with the project lenders to reach a satisfactory arrangement but can give no assurance they will be successful. In the event a remedy cannot be reached, Wisconsin Energy and the other joint venture partner have several options including the option to increase the amount of their guarantees to cover Panhandle's pro rata guaranty obligation in order to preserve the project financing.

Total contractual obligations and other commercial commitments for Wisconsin Energy as of June 30, 2002 declined compared with December 31, 2001 due to normal periodic payments related to these types of obligations and the early repayment of $103.4 million of long-term debt. There were no significant new contracts entered into in the first six months of 2002. Obligations for utility operations by Wisconsin Energy have historically been included as part of the rate making process and were therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

CORPORATE STRATEGY

Power the Future Strategy:   Implementation of the Company's Power the Future strategy is subject to a number of regulatory approvals. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future prior to receiving a Certificate of Public Convenience and Necessity ("CPCN") and for the Company to incur the associated pre-certification expenses, which are then subject to review by the PSCW prior to recovery. Midwest Independent Power Suppliers Coordination Group ("MWIPS"), an unincorporated association of independent power producers, has filed a Petition for Judicial Review with the Dane County Circuit Court. MWIPS has asked the Circuit Court to reverse and remand to the PSCW the declaratory ruling, alleging, among other things, that:

  the declaratory ruling constitutes, contrary to Wisconsin law, an increase in rates without following Wisconsin statutory procedures for rate increases;
  such "rate increase" is unreasonable and unjust;
  the declaratory ruling authorizes, contrary to Wisconsin law, a material subsidization by the consumers of a public utility of a non-utility affiliate if Power the Future does not go forward; and
  the declaratory ruling is arbitrary and capricious because it does not require bidding for the proposed facilities.

Wisconsin Electric has filed its Notice of Appearance and Statement of Position denying the allegations and asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Wisconsin Electric and the PSCW both filed a Motion to Dismiss on the grounds that MWIPS did not have standing to bring the review proceeding. The Dane County Circuit Court concluded that MWIPS had standing to bring the review proceeding. The Dane County Circuit has not addressed the merits of the Petition nor established a briefing schedule. The Company believes these claims lack merit and does not believe that this proceeding will adversely affect implementation of Power the Future.

On February 1, 2002, Wisconsin Energy filed applications for a CPCN with the PSCW for a gas-based generating facility at the Port Washington Power Plant site and a coal-based generating facility at the Oak Creek Power Plant site, a certificate for a gas lateral to serve the Port Washington plant and related affiliated interest approvals. Supplemental information requested by the PSCW was filed in April 2002. On April 9, 2002, the PSCW authorized the bifurcation of its consideration of the Company's CPCN application along the lines of fuel source. On April 25, 2002, the PSCW determined that the Company's CPCN application with respect to the gas-based generation facilities to be constructed in the City of Port Washington was complete. The Company continues to file material related to the CPCN application for the coal-based Elm Road Generating Station at the Oak Creek Power Plant site. The Company expects that the PSCW will make a decision on the Port Washington Generating Station by the end of 2002. The Company anticipates that the PSCW will complete its consideration of the proposal for the Elm Road Generating Station in 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources to obtain all required permits and project approvals.

On July 8, 2002, Wisconsin Energy signed a Memorandum of Understanding ("MOU") with the Customers First! Coalition, The Wisconsin Industrial Energy Group, the Wisconsin Initiative Seeking Energy Reform and the Citizens' Utility Board amending key financial aspects of the Power the Future proposal. Changes to the proposal include the lengthening of the lease term between Wisconsin Electric and We Power from 20 to 25 years for both of the Port Washington Generating Station gas-based units, and an extension of the lease term from 25 to 30 years for two of the three Elm Road Generating Station coal-based units. The third coal-based unit is not covered under the agreement, but may be discussed at a later time. Environmental and local siting issues are not covered by the MOU.

The MOU also reaches an agreement on key cost issues included in the lease. Under the agreement, Wisconsin Energy would receive a 12.9% return on equity based on a capital structure of 55% equity for the two gas-fired units. Two of the three coal-fired units would also receive a 12.9% return on equity on a capital structure with 58% equity. The MOU solidifies support for the project among coalition members and may further facilitate PSCW approval of the Power the Future project.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin Jurisdiction

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and with purchase power contracts. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 1, 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until such time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

In addition, as previously reported, on June 4, 2001, two consumer advocacy groups had petitioned the Dane County Circuit Court for review of decisions related to authorization by the PSCW for Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners alleged that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both interim and final orders and remand the case to the PSCW. The case was settled and, on May 30, 2002, the Dane County Circuit Court issued a final order dismissing the petition.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the Michigan Public Service Commission ("MPSC") requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to American Transmission Company. Hearings were completed on April 10, 2002. A Supplemental Proposal for Decision was issued on May 23, 2002. The Supplemental Proposal for Decision the MPSC recommended an increase of $3.2 million or 8%. A MPSC final order is anticipated in the fall of 2002.

Edison Sault Electric Company:   In September 1995, the MPSC approved Edison Sault's application to implement price cap regulation for its electric customers in the state of Michigan, capping base rates at existing levels, rolling its existing fuel cost adjustment procedure or Power Supply Cost Recovery ("PSCR") factor into base rates and suspending its existing PSCR clause. Edison Sault is required to give thirty days notice for rate decreases. The order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances. On October 2, 2000, Edison Sault filed a report with the MPSC addressing its experience under the price-cap mechanism. In September of 2001, Edison Sault submitted an application to reinstate its PSCR clause in January 2002 and to incorporate therein 2002 incremental American Transmission Company charges and certain miscellaneous costs. On October 1, 2001, Edison Sault filed an application with the MPSC to establish its PSCR factor for the year 2002. On April 16, 2002, the MPSC issued orders authorizing Edison Sault to reimplement its PSCR clause, beginning May 1, 2002 which incorporates therein 2002 incremental American Transmission Company charges and certain miscellaneous costs. Any PSCR revenues collected during the remainder of 2002 would be subject to a true-up hearing.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   On July 12, 2002, the United States Nuclear Regulatory Commission ("NRC") issued a Notice of Violation and provided its final significance determination upholding its April 8, 2002 preliminary red finding for Point Beach related to a potential failure of the plant's auxiliary feedwater system. In November 2001, as part of a comprehensive risk assessment, plant employees had discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC plans to conduct an additional inspection this fall to gather additional information needed to complete the NRC's evaluation of whether or not it is appropriate to treat this issue as an old design issue. If the NRC agrees with the NMC and We Energies that treatment as an old design issue is appropriate, then the NRC will not use this finding in consideration of Point Beach's current overall performance. However, if treatment as an old design issue is not determined to be appropriate, this issue will be considered in Point Beach's overall NRC performance assessment for four calendar quarters, and would likely result in increased regulatory interaction and inspection during that period.

Used Fuel Storage & Disposal:   On May 8, 2002, the U.S. House of Representatives endorsed President Bush's recommendation to develop the Yucca Mountain site, as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. On July 9, 2002, the U.S. Senate approved Yucca Mountain as such a repository. President Bush signed the resolution on July 23, 2002 which now clears the way for the U.S. Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

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

  Factors affecting utility operations, such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors, such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
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
  Customer business conditions, including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings & Lewis, Inc. lawsuit against Wisconsin Electric.
  Factors affecting the availability or cost of capital, such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.
  Federal, state or local legislative factors, such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; or changes in environmental laws and regulations.
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

*****

For certain other information which may impact Wisconsin Energy's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements," in Part 1 of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Non-Utility Energy Segment Contribution to Net Income," in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Non-Utility Energy Segment Contribution to Net Income," in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2002. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2001 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2001 Annual Report on Form 10-K and Item I, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Note 11 in Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit, which information is incorporated herein by reference.

California PRP Notification:   With respect to the matter referenced in Item 3, Legal Proceedings in Part I of Wisconsin Energy's 2001 Annual Report on Form 10-K, the sellers of the Park facility in Long Beach, California to Sta-Rite, have indemnified Sta-Rite with respect to any liability arising from the release of hazardous substances at the Davis Chemical Company in Los Angeles, California prior to August 10, 2000. The indemnity is contained in the Asset Purchase Agreement dated August 10, 2000 which governed the purchase by Sta-Rite of the Park facility.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion & Analysis of Financial Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information on the items shareholders voted on and the voting results from Wisconsin Energy's 2002 Annual Meeting of Stockholders held on May 2, 2002 was previously reported in Item 4 in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1	Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002.
10.2	Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002.
10.3	Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective April 29, 2002.

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K, dated as of May 29, 2002, was filed by Wisconsin Energy on June 5, 2002 to report that Wisconsin Electric Power Company and the City of West Allis had settled an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in the City.

A Current Report on Form 8-K, dated as of June 10, 2002, was filed by Wisconsin Energy on June 14, 2002 to report that its subsidiary, Wisvest Corporation, had signed a definitive agreement with PSEG Fossil, LLC of New Jersey, a wholly owned subsidiary of Public Service Enterprise Group Incorporated, for the sale of two fossil-fueled power plants in Connecticut owned and operated through Wisvest-Connecticut, LLC, a subsidiary of Wisvest Corporation.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended June 30, 2002.

A Current Report on Form 8-K, dated as of July 3, 2002, was filed by Wisconsin Energy on July 8, 2002 to report that Wisconsin Energy Corporation had dismissed Arthur Andersen LLP as its independent accountants and engaged the firm of Deloitte & Touche LLP to audit the books and records of Wisconsin Energy and its subsidiaries, including Wisconsin Electric Power Company and Wisconsin Gas Company, for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer