Form 10-Q
period 2002-09-30
WISCONSIN ENERGY CORP
filed 2002-10-25
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2002):

Common Stock, $.01 Par Value	115,573,153 shares outstanding

WISCONSIN ENERGY CORPORATION

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Consolidated Condensed Income Statements .....................................................................

Consolidated Condensed Balance Sheets ............................................................................

Consolidated Condensed Statements of Cash Flows ..........................................................

Notes to Consolidated Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

4.	Controls and Procedures ...........................................................................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

5.	Other Information ......................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

Certifications .............................................................................................................................

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

Non-Utility Energy Segment:   The non-utility energy segment consists primarily of: W.E. Power, LLC ("We Power"), and Wisvest Corporation ("Wisvest"). We Power was formed in 2001 to construct and own the new generating capacity included in the Company's Power the Future strategy assuming all required regulatory approvals are obtained. Wisvest develops, owns and operates electric generating facilities and invests in other energy-related entities The Company is in the process of significantly reducing the operations of Wisvest.

Manufacturing Segment:   The manufacturing segment consists of WICOR Industries, an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, distribution and sales facilities in the United States and several other countries.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily: Minergy Corp. ("Minergy"), which develops and markets recycling technologies, and Wispark LLC ("Wispark"), which develops and invests in real estate.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Energy pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Wisconsin Energy's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Energy's 2001 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$869.8	$824.9	$2,726.7	$3,044.3

Operating Expenses
Fuel and purchased power	173.0	181.2	463.5	525.0
Cost of gas sold	57.3	57.1	355.6	687.1
Cost of goods sold	133.6	101.1	389.3	328.1
Other operation and maintenance	265.4	227.6	787.6	742.9
Depreciation, decommissioning
and amortization	81.4	85.6	238.5	259.9
Property and revenue taxes	22.1	21.8	67.1	63.3
Asset valuation charges	-	-	141.5	-
Total Operating Expenses	732.8	674.4	2,443.1	2,606.3

Operating Income	137.0	150.5	283.6	438.0

Other Income, Net	5.3	(9.8)	45.1	39.9

Financing Costs	57.5	58.8	173.4	188.3

Income Before Income Taxes and
Cumulative Effect of Change in
Accounting Principle	84.8	81.9	155.3	289.6

Income Taxes	32.7	34.0	62.0	118.3
Income Before the Cumulative Effect of
Change in Accounting Principle	52.1	47.9	93.3	171.3

Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	-	-	10.5
Net Income	$52.1	$47.9	$93.3	$181.8
	====	====	====	=====

Earnings Per Share Before the Cumulative
Effect of Change in Accounting Principle
Basic	$0.45	$0.41	$0.81	$1.46
Diluted	$0.45	$0.41	$0.80	$1.45

Earnings Per Share
Basic	$0.45	$0.41	$0.81	$1.55
Diluted	$0.45	$0.41	$0.80	$1.54

Weighted Average Common
Shares Outstanding (Millions)
Basic	115.3	116.9	115.2	117.5
Diluted	116.1	117.8	116.2	118.3

Dividends Per Share of Common Stock	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Utility energy	$7,280.5	$7,075.3
Non-utility energy	184.9	21.5
Manufacturing	157.5	142.2
Other	212.6	205.6
Accumulated depreciation	(3,955.4)	(3,826.4)
	3,880.1	3,618.2
Construction work in progress	245.9	380.2
Leased facilities, net	111.7	116.0
Nuclear fuel, net	67.2	73.6
Net Property, Plant and Equipment	4,304.9	4,188.0

Investments	848.1	891.0

Current Assets
Cash and cash equivalents	36.5	47.0
Accounts receivable	439.1	434.2
Other accounts receivable	-	116.4
Accrued revenues	104.4	178.6
Inventories, materials and supplies	439.6	431.0
Assets held for sale	326.7	403.1
Prepayments and other assets	175.1	104.6
Total Current Assets	1,521.4	1,714.9

Deferred Charges and Other Assets
Goodwill, net	832.2	832.1
Other	755.9	702.7
Total Deferred Charges and Other Assets	1,588.1	1,534.8
Total Assets	$8,262.5	$8,328.7
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,069.5	$2,056.1
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,037.2	3,237.3
Total Capitalization	5,337.1	5,523.8

Current Liabilities
Long-term debt due currently	377.8	484.3
Short-term debt	704.5	550.4
Accounts payable	276.0	309.8
Accrued liabilities	251.5	147.2
Other	121.9	115.4
Total Current Liabilities	1,731.7	1,607.1

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	533.4	547.2
Other	660.3	650.6
Total Deferred Credits and Other Liabilities	1,193.7	1,197.8
Total Capitalization and Liabilities	$8,262.5	$8,328.7
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30
2002	2001
(Millions of Dollars)
Operating Activities
Net income	$93.3	$181.8
Reconciliation to cash
Depreciation, decommissioning and amortization	270.5	288.6
Nuclear fuel expense amortization	21.3	23.6
Equity in earnings of unconsolidated affiliates	(20.1)	(18.9)
Asset valuation charges	141.5	-
Deferred income taxes and investment tax credits, net	(95.3)	(15.2)
Losses (gains) on asset sales	1.6	(27.5)
Change in -	Accounts receivable and accrued revenues	78.0	290.6
Other accounts receivable	116.4	-
Inventories	(2.4)	(31.0)
Other current assets	18.5	17.4
Accounts payable	(37.5)	(194.5)
Accrued income taxes, net	70.0	8.5
Other current liabilities	41.8	(23.8)
Other	(55.9)	(65.8)
Cash Provided by Operating Activities	641.7	433.8

Investing Activities
Capital expenditures	(393.5)	(428.7)
Acquisitions, net of cash acquired	(15.6)	(34.4)
Proceeds from asset sales, net	63.2	148.2
Return of investment from ATC	-	120.0
Investment in Guardian Pipeline project	(16.3)	-
Nuclear fuel	(18.7)	(5.5)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	(19.4)	(4.9)
Cash Used in Investing Activities	(413.5)	(218.5)

Financing Activities
Issuance of common stock	42.3	41.5
Repurchase of common stock	(52.3)	(97.1)
Dividends paid on common stock	(69.2)	(70.6)
Issuance of long-term debt	45.1	1,015.1
Retirement of long-term debt	(138.0)	(59.0)
Change in short-term debt	(66.6)	(1,013.5)
Cash Used in Financing Activities	(238.7)	(183.6)

Change in Cash and Cash Equivalents	(10.5)	31.7

Cash and Cash Equivalents at Beginning of Period	47.0	40.5

Cash and Cash Equivalents at End of Period	$36.5	$72.2
====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$148.8	$144.9
Income taxes (net of refunds)	$84.9	$134.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature or as otherwise disclosed, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Energy has modified certain financial statement presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS
3.

Business Combinations and Goodwill:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

The Company assessed the fair value of its SFAS 142 reporting units by considering future discounted cash flows. This analysis was supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions and projections. The Company has determined that there was no impairment to the recorded goodwill balance for any of its reporting units at the date of adoption of SFAS 142. The Company has elected to perform its annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of the annual impairment test date for any of the Company's reporting units.

The adoption of SFAS 142 by Wisconsin Energy and elimination of goodwill and indefinite-lived intangible asset amortization on January 1, 2002 resulted in an increase in net income of $5.2 million and $16.3 million, for the three and nine month periods ended September 30, 2002.

The following table presents pro forma net income, basic earnings per share and diluted earnings per share as if SFAS 142 had been adopted at the beginning of fiscal 2001.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net Income (Millions of Dollars)
Reported Net Income	$52.1	$47.9	$93.3	$181.8
Pro forma Net Income	$52.1	$53.1	$93.3	$198.1

Basic earnings per share
Reported Net Income	$0.45	$0.41	$0.81	$1.55
Pro forma Net Income	$0.45	$0.46	$0.81	$1.69

Diluted earnings per share
Reported Net Income	$0.45	$0.41	$0.80	$1.54
Pro forma Net Income	$0.45	$0.45	$0.80	$1.68

The following table presents the details of the Company's identifiable intangible assets which are included on the consolidated balance sheets in "Other Assets".

		Accumulated
	Gross Value	Amortization	Net Book Value
September 30, 2002	(Millions of Dollars)

Total amortizable intangible assets	$21.4	$5.7	$15.7
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.8	$7.8	$68.0
	====	====	====

December 31, 2001

Total amortizable intangible assets	$21.0	$4.6	$16.4
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.4	$6.7	$68.7
	====	====	====

The amount of amortization expense included in operating income for identifiable intangibles was $1.1 million and $2.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. The estimated future annual intangible amortization expense for the years 2003 through 2006 is estimated to be $1.6 million per year and $1.2 million for the year 2007.

The following table presents the changes in goodwill during the first nine months of fiscal 2002:

	Balance at			Balance at
Reporting Unit	12/31/01	Acquired	Adjustments (a)	9/30/02

Utility Energy	$442.9	$ -	$ -	$442.9
Non-Utility Energy (b)	53.9	-	(53.9)	-
Manufacturing	389.2	2.3	(2.2)	389.3
	$886.0	$2.3	($56.1)	$832.2
	=====	====	=====	=====

(a)

The adjustment for the non-utility energy reporting unit represents an impairment recorded in the first quarter of 2002 (See Note 4). The adjustment for the manufacturing reporting unit includes ($2.6) million relating to the final purchase accounting calculation for the July 2001 Sta-Rite acquisition of Vico Products Manufacturing Co., Inc. partially offset by $0.4 million of currency translation adjustments.

(b)	The Non-utility Energy beginning balance is included in assets held for sale on the balance sheet.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes decommissioning costs for the Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. Currently, nuclear decommissioning liabilities are accrued as depreciation expense, under an external sinking fund method, as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full fair value of the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and the Company expects to defer the differences as regulatory assets or liabilities. Other than for Point Beach, the Company has not yet determined the applicability of SFAS 143 to its financial statements.

ASSET VALUATION CHARGES
4.

In the first quarter of 2002, the Company recorded a non-cash charge of $141.5 million ($92.0 million after tax or $0.79 per share) related primarily to non-utility investments which are held for sale (See Note 5). The Company determined in the first quarter of 2002 that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy market resulting from many factors, including lower forward electric price curves, tightening of credit to non-regulated energy companies and a soft economy. The Company estimated the fair market value of its two existing non-utility power plants in Connecticut based upon a definitive agreement to sell. The Company estimated the fair market value for the other investments based primarily upon preliminary discussions with potential buyers and management's assessment of information about the market for these assets. The value of the assets held for sale, net of reserves, and the outstanding debt and liabilities related to the assets held for sale are reflected in current assets on the Company's consolidated balance sheets.

The ultimate timing, proceeds and any gain or loss on the sale of the assets held for sale is dependent upon many factors, including, but not limited to, the independent power markets, forward electric price curves, the ability of independent power producers to obtain credit, the economy, required regulatory approvals, and interest rates.

ASSET SALES AND DIVESTITURES
5.

As previously reported, the Company is divesting certain non-core investments. In June 2002, Wisvest signed a definitive agreement with PSEG Fossil, LLC of New Jersey, a wholly owned subsidiary of Public Service Enterprise Group Incorporated, to sell its interest in Wisvest-Connecticut, LLC, which owns two existing non-utility power plants in Connecticut. The sale is expected to be completed in the fourth quarter of 2002. Proceeds from the Wisvest sale, and sales of real estate by Wispark, are expected to be used primarily to reduce debt. Wisconsin Energy held the following net assets for sale as of September 30, 2002 and December 31, 2001:

Assets Held For Sale	September 30, 2002	December 31, 2001
	(Millions of Dollars)

Non-Utility Energy	$311.5	$382.5
Other -- Real Estate	15.2	20.6
Total	$326.7	$403.1
	=====	=====

The decline in the carrying amount for the Non-Utility Energy assets from December 31, 2001 is due primarily to an impairment charge (See Note 4).

COMMON EQUITY
6.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the nine month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$93.3	$181.8
Other Comprehensive Income (Loss)
Currency Translation Adjustments	1.4	(1.6)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges:
Unrealized losses due to cumulative
effect of change in accounting principle	-	(2.1)
Change in value	(4.4)	(10.7)
Reclassification to earnings	1.4	5.2
Net Unrealized Losses	(3.0)	(7.6)
Total Other Comprehensive Loss	(1.6)	(9.2)
Total Comprehensive Income	$91.7	$172.6
	====	=====

In 2000, the board of directors approved a common stock repurchase plan which authorizes the Company to purchase up to $400 million of its shares of common stock in the open market. The repurchase plan is scheduled to expire on December 31, 2002 unless extended by the board of directors. During the first nine months of 2002, Wisconsin Energy purchased approximately 2.1 million shares of common stock for $52.3 million. From the date of inception, the Company has purchased approximately 13.1 million shares of common stock for $286.8 million. The Company currently retires the stock that is purchased pursuant to the repurchase plan.

During the first nine months of 2002, Wisconsin Energy issued approximately 2.3 million new shares of common stock totaling $42.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

DERIVATIVE INSTRUMENTS
7.

The Company follows SFAS 133, which requires that derivative instruments be recorded on the balance sheet as assets or liabilities and measured at their fair value and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest and an asset held for sale, has fuel oil contracts utilized to mitigate commodity risk associated with its generation costs. These contracts are defined as derivatives under SFAS 133 and do not qualify or were not designated for hedge accounting treatment. During the three and nine months ended September 30, 2002, the Company recorded non-cash, after tax losses of $0.7 million or $0.01 per share and income of $13.5 million or $0.12 per share, respectively, reflecting the settlement of transactions and the change in the value of existing contracts resulting from fluctuating fuel oil prices at Wisvest-Connecticut.

At adoption in January 2001, SFAS 133 required that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of SFAS 133 by Wisconsin Energy resulted in an increase in first quarter 2001 net income of $10.5 million or $0.09 per share reported as a cumulative effect of a change in accounting principle. In addition, for the three and nine months ended September 30, 2001, the Company had noncash after tax losses of $14.3 million or $0.12 per share and $15.0 million or $0.13 per share, respectively, which reflects the settlement of transactions and the change in the value of existing contracts resulting from fluctuating fuel oil prices at Wisvest-Connecticut.

On September 24, 2002, Wisconsin Energy entered into a treasury lock agreement in order to mitigate Wisconsin Energy's interest rate risk associated with the anticipated issuance of fixed rate debt. The treasury lock agreement locked in the underlying Treasury yield for $100 million of an anticipated $200 million debt issuance expected by the end of February 2003. As this agreement qualifies for cash flow hedge accounting treatment under FAS 133, future changes in the fair market value of the agreement will be recorded as an asset or liability on the balance sheet and in Accumulated Other Comprehensive Income. Upon settlement of the agreement, any gain or loss will be deferred in Accumulated Other Comprehensive Income and will be amortized to interest expense over the same period in which the interest cost on the debt issuance is recognized in income.

During the third quarter of 2002, Wisconsin Electric regulated operations received approval from the PSCW to establish regulatory asset and liabilities in accordance with SFAS 71 to offset the effects of fair market value accounting for any electric-related or other contracts that qualify as derivatives under FAS 133.

SEGMENT INFORMATION
8.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and nine month periods ended September 30, 2002 and 2001 is shown in the following table. Current year information is not comparable with the prior year due to the adoption of SFAS 142, which eliminated the amortization of goodwill, and due to the elimination of $305 million of intercompany notes between the Utility Energy Segment and Corporate in December 2001.

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

September 30, 2002
Operating Revenues (b)	$630.1	$55.6	$179.1	$5.0	$869.8
Operating Income (Loss)	$120.7	$5.1	$15.5	($4.3)	$137.0
Net Income (Loss)	$62.7	($3.3)	$6.5	($13.8)	$52.1
Capital Expenditures	$103.4	$8.0	$2.7	$23.4	$137.5

September 30, 2001
Operating Revenues (b)	$616.5	$64.6	$136.0	$7.8	$824.9
Operating Income (Loss)	$129.5	$15.8	$6.6	($1.4)	$150.5
Net Income (Loss)	$65.8	($4.7)	$0.4	($13.6)	$47.9
Capital Expenditures	$100.1	$26.6	$8.7	$37.2	$172.6

Nine Months Ended

September 30, 2002
Operating Revenues (b)	$2,046.4	$137.7	$522.6	$20.0	$2,726.7
Operating Income (Loss)	$390.9	($125.1)	$43.9	($26.1)	$283.6
Net Income (Loss)	$201.7	($82.7)	$17.7	($43.4)	$93.3
Capital Expenditures	$274.0	$50.3	$11.3	$57.9	$393.5
Total Assets	$6,329.4	$647.0	$923.3	$362.8	$8,262.5

September 30, 2001
Operating Revenues (b)	$2,286.3	$285.3	$441.0	$31.7	$3,044.3
Operating Income (Loss)	$377.6	$34.0	$33.3	($6.9)	$438.0
Cumulative Effect of Change in
Accounting Principle, Net	$ -	$10.5	$ -	$ -	$10.5
Net Income (Loss)	$178.0	$28.8	$8.6	($33.6)	$181.8
Capital Expenditures	$269.3	$68.4	$20.8	$70.2	$428.7
Total Assets	$6,258.0	$627.8	$880.0	$373.8	$8,139.6

(a)

Corporate and Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
9.

Giddings & Lewis Inc./City of West Allis Lawsuit:   On August 30, 2002, Wisconsin Electric entered into a Settlement Agreement and Release with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis), thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreement and Release, Wisconsin Electric paid $8.65 million as full and final settlement of all damage claims by Giddings & Lewis and Kearney & Trecker against Wisconsin Electric. This settlement resulted in a third quarter 2002 charge of approximately $0.045 per share for Wisconsin Energy. The Settlement Agreement was determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims.

As previously reported, in July 1999, a Milwaukee County Circuit Court jury had issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Kearney & Trecker , and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals, District I, reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Milwaukee County Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial was scheduled to commence on October 21, 2002.

On May 29, 2002, Wisconsin Electric and the City of West Allis entered into a Settlement Agreement and Release in full and final settlement of all damage claims by the City of West Allis against Wisconsin Electric. Under this Settlement Agreement and Release, Wisconsin Electric paid $8.65 million to the City of West Allis. This settlement also resulted in a charge of approximately $0.045 per share that was taken in the second quarter of 2002.

On September 25, 2002 Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter covered by insurance. Wisconsin Electric intends to fully pursue any and all rights of recovery against its carriers under the applicable insurance policies.

Environmental Matters:   The Company periodically reviews its exposure to environmental remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. The Company has performed a preliminary assessment of fourteen manufactured gas plant sites previously used by Wisconsin Electric or Wisconsin Gas as discussed below. The Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at four former manufactured gas plant sites, with remediation at additional sites currently being completed. Other sites are being investigated or monitored. The Company estimates that the future costs for detailed site investigation and future remediation costs may range from $25-$52 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2002, the Company has established reserves of $28.5 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the third quarter of 2002 with similar information during the third quarter of 2001.

Contribution to		Three Months Ended September 30
Diluted Earnings Per Share	2002	2001

Utility Energy Segment	$0.54	$0.59
Manufacturing Segment	0.08	0.04
Non-Utility Energy Segment (a)	(0.03)	(0.04)
Corporate and Other (b)	(0.14)	(0.18)
Earnings	$0.45	$0.41
	====	====

(a)	Includes net SFAS 133 activity.

(b)	Includes the holding company, other non-utility companies and WICOR merger-related costs, primarily interest expense net of tax during 2002 and 2001 and goodwill amortization expense during 2001.

Wisconsin Energy had net income of $0.45 per share for the third quarter of 2002, a $0.04 per share increase when compared to the third quarter of 2001. This change in diluted earnings per share is primarily due to the following items:

Per share
Improved electric margins	$0.10
Elimination of goodwill amortization	0.04
Improved manufacturing earnings	0.04
2001 interest income accrual on litigation	(0.04)
2002 litigation settlement	(0.05)
Timing of nuclear outage	(0.06)
Other, net	0.01
Total change in diluted earnings per share	$0.04
====

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The utility energy segment contributed $62.7 million to net earnings during the third quarter of 2002, a decrease of $3.1 million or 4.7% over the prior year third quarter. The following table summarizes the earnings of the utility energy segment between the comparative quarters.

	Three Months Ended September 30
Utility Energy Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$529.4	$516.0	2.6%
Gas	97.0	96.6	0.4%
Other	3.7	3.9	(5.1%)
Total Operating Revenues	630.1	616.5	2.2%
Fuel and Purchased Power	144.6	151.4	(4.5%)
Cost of Gas Sold	57.2	57.1	0.2%
Gross Margin	428.3	408.0	5.0%
Other Operating Expenses
Other Operation and Maintenance	210.3	178.1	18.1%
Depreciation, Decommissioning
and Amortization	77.9	80.5	(3.2%)
Property and Revenue Taxes	19.4	19.9	(2.5%)
Operating Income	120.7	129.5	(6.8%)
Other Income, Net	8.3	12.0	(30.8%)
Financing Costs	26.7	32.8	(18.6%)
Income Before Income Taxes	102.3	108.7	(5.9%)
Income Taxes	39.6	42.9	(7.7%)
Net Income	$62.7	$65.8	(4.7%)
	====	====
WICOR merger related costs after tax (a)	$ -	$3.9	(100.0%)
	====	====
Earnings Excluding Merger Costs
Net Income	$62.7	$69.7	(10.0%)
	====	====
Contribution to Diluted Earnings Per Share	$0.54	$0.59	(8.5%)
	====	====

(a)	Merger related costs represent WICOR acquisition purchase accounting entries, including goodwill amortization and interest expense for 2001.

Excluding merger costs, the change in diluted earnings per share primarily reflects the following items:

Per Share
Improved electric margins	$0.10
2001 interest income accrual on litigation	(0.04)
2002 litigation settlement	(0.05)
Timing of nuclear outage	(0.06)
Total change in diluted earnings per share	($0.05)
=====

A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the third quarter of 2002 with similar information for the third quarter of 2001.

	Three Months Ended September 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$529.4	$516.0	2.6%
Fuel and Purchased Power
Fuel	81.5	87.4	(6.8%)
Purchased Power	62.2	62.7	(0.8%)
Total Fuel and Purchased Power	143.7	150.1	(4.3%)
Gross Margin	$385.7	$365.9	5.4%
	=====	=====

During the third quarter of 2002, total electric utility operating revenues increased by $13.4 million or 2.6% when compared with the third quarter of 2001. The increase was primarily due to a 2.2% increase in electric megawatt-hour sales during the third quarter of 2002, resulting from periods of warmer weather.

Electric gross margin increased 5.4% between the comparative periods primarily due to lower fuel and purchased power costs and favorable weather conditions in the third quarter of 2002. Between the comparative periods, total fuel and purchased power expenses decreased by $6.4 million or 4.3% primarily resulting from lower fuel prices and improved efficiencies in generation. These reductions were partially offset by the planned refueling of Unit 1 at the Point Beach Nuclear Plant which began in September of 2002 and was completed in mid-October. The cost of purchased power in the third quarter of 2002 was lower than it was in the third quarter of 2001 due to lower gas prices and additional availability of lower cost electricity in the Midwest.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2002 with similar information for the third quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$197.7	$179.5	10.1%	2,365.7	2,133.5	10.9%
Small Commercial/Industrial	167.2	162.0	3.2%	2,438.1	2,346.8	3.9%
Large Commercial/Industrial	129.3	127.4	1.5%	3,038.0	2,963.8	2.5%
Other-Retail/Municipal	22.0	19.7	11.7%	559.5	492.0	13.7%
Resale-Utilities	9.6	24.2	(60.3%)	314.9	590.1	(46.6%)
Other-Operating Revenues	3.6	3.2	12.5%	-	-	-
Total	$529.4	$516.0	2.6%	8,716.2	8,526.2	2.2%
	=====	=====		=====	=====

Weather -- Degree Days (a)
Cooling (523 Normal)				647	541	19.6%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 2.2% during the third quarter of 2002 reflecting the impact of periods of warm weather, especially with respect to residential customers who are more weather sensitive than other customer classes. As measured by cooling degree days, the third quarter of 2002 was 19.6% warmer overall than the third quarter of 2001 and 23.7% warmer than normal. Sale volumes to large commercial/industrial customers, including Wisconsin Electric's largest customers, two iron ore mines, increased 2.5% between the comparative periods. Excluding these two mines, Wisconsin Energy's sale volumes to the remaining large commercial/industrial customers increased by 3.4% between the comparative periods. Sale volumes for resale to other utilities, the Resale-Utilities customer class, declined 46.6% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2002 with similar information for the third quarter of 2001. Gross margin is a better performance indicator for the gas utility than changes in revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues increased by $0.4 million or 0.4% offset by a $0.1 million or 0.2% increase in purchased gas costs.

	Three Months Ended September 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$97.0	$96.6	0.4%
Cost of Gas Sold	57.2	57.1	0.2%
Gross Margin	$39.8	$39.5	0.8%
	====	====

For the three months ended September 30, 2002, gas gross margins by customer class were virtually the same when compared to the three months ended September 30, 2001. As can be seen in the table below, total therm deliveries for the third quarter of 2002 decreased 3.7% compared with the third quarter of 2001. The decline in gas gross margin caused by lower therm deliveries was primarily offset by an increase in the average number of customers, which favorably impacted the fixed component of operating revenues that is not affected by decreased volumes.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the third quarter of 2002 with similar information for the third quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$23.6	$23.7	(0.4%)	48.0	55.6	(13.7%)
Commercial/Industrial	6.5	6.4	1.6%	31.1	34.0	(8.5%)
Interruptible	0.4	0.4	-	5.3	4.2	26.2%
Total Gas Sales	30.5	30.5	-	84.4	93.8	(10.0%)
Transported Gas	7.8	7.8	-	168.6	168.9	(0.2%)
Other-Operating	1.5	1.2	25.0%	-	-	-
Total Deliveries	$39.8	$39.5	0.8%	253.0	262.7	(3.7%)
	=====	=====		====	====

Weather -- Degree Days (a)
Heating (150 Normal)				67	162	(58.6%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total therm deliveries decreased by 3.7% during the third quarter of 2002. This decrease was partially offset by an increase in the average number of customers. The therm delivery reduction was largely due to periods of warmer weather

Other Utility Energy Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $32.2 million or 18.1% during the third quarter of 2002 when compared with the third quarter of 2001. In the third quarter of 2002, the Company recorded an expense of $8.65 million for the settlement of litigation with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis). In addition during the third quarter of 2002, other operation and maintenance expenses include $10.6 million of costs associated with the scheduled Unit 1 outage at Point Beach Nuclear Plant. No outage at Point Beach occurred during the same period in 2001. The Company also experienced higher pension and other medical benefit expenses for the third quarter of 2002. Reductions in general administrative expenses partially offset cost increases in other areas of the Company.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses decreased by $2.6 million or 3.2% during the third quarter of 2002 due primarily to the adoption on January 1, 2002 of SFAS 142, which eliminated the amortization of goodwill and intangibles with indefinite lives.

Other Income, Net:   Other Income for the third quarter of 2002 decreased by $3.7 million or 30.8% compared to the third quarter of 2001. In the third quarter of 2001, the Company accrued $8.0 million of interest income as a result of a favorable court ruling. Such interest was received in 2002.

Financing Costs:   Financing costs decreased by $6.1 million or 18.6% during the third quarter of 2002 due primarily to lower outstanding short-term debt balances and lower interest rates.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed earnings of $9.3 million or $0.08 per share during the third quarter of 2002 excluding costs related to the WICOR merger, compared with $5.0 million or $0.04 per share during the third quarter of 2001. The following table compares the net earnings of the manufacturing segment between the comparative periods.

	Three Months Ended September 30
Manufacturing Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$133.1	$103.1	29.1%
International	46.0	32.9	39.8%
Total Operating Revenues	179.1	136.0	31.7%
Cost of Goods Sold	133.6	100.8	32.5%
Gross Margin	45.5	35.2	29.3%
Other Operating Expenses	30.0	28.6	4.9%
Operating Income	15.5	6.6	134.8%
Other Income (Deductions), Net	-	-	-
Financing Costs	4.6	5.3	(13.2%)
Income Before Income Taxes	10.9	1.3	738.5%
Income Taxes	4.4	0.9	388.9%
Net Income	$6.5	$0.4	1525.0%
	===	===
WICOR merger related costs after tax (a)	$2.8	$4.6	(39.1%)
	====	====
Earnings Excluding Merger Costs
Net Income	$9.3	$5.0	86.0%
	====	====
Contribution to Diluted Earnings Per Share	$0.08	$0.04	100.0%
	====	====

(a)

Merger related costs represent WICOR acquisition purchase accounting entries. The costs for 2002 include primarily interest expense and for 2001 include goodwill and intangible amortizations and interest expense.

Manufacturing operating revenues in 2002 achieved a third quarter sales record of $179.1 million, an increase of $43.1 million or 31.7% compared to the same period in 2001. Recent acquisitions contributed $14.2 million of sales growth in the third quarter of 2002. Excluding the impact of recent acquisitions, the Company experienced a 21.0% growth in its business. Sales in almost all markets of the business are up for the third quarter of 2002 compared with the third quarter of 2001. The largest growth came from the water systems, pool/spa, and food and beverage markets. Overall, domestic sales are up 29.1% compared to the third quarter of 2001. Drought conditions in over 40% of the United States and large portions of Australia, along with new customer and new product introductions, produced a 32% increase in water systems sales compared to the third quarter of 2001. Revenue from the food and beverage market was up 55% over the previous year due to market share increase and new product rollouts. The pool/spa market achieved a 21% revenue growth for the quarter as a result of the continuation of a healthy pool construction season and the introduction of new products.

The gross profit margins decreased to 25.4% for the third quarter in 2002 from 25.8% for the same period in 2001 due partially to changes in the product mix resulting from recent acquisitions. For the third quarter, operating income for the manufacturing segment increased 134.8% over the same period in 2001. The increase in operating income for the third quarter was primarily due to business growth, recent acquisition contributions, cost savings achieved through consolidation of operations in the first quarter of 2002, continued tight operating controls, and the elimination of goodwill and intangible amortization due to adoption of SFAS 142.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The operations of the non-utility energy segment have been reduced from the prior year as the Company has exited from operating energy marketing companies. In addition, the Company anticipates completing the sale during the fourth quarter of 2002 of two fossil-fueled power plants operated by Wisvest-Connecticut. The following table identifies the earnings performance of key components of the non-utility energy segment between the third quarter of 2002 and the third quarter of 2001.

	Three Months Ended September 30
	2002	2001	% Change
	(Millions of Dollars)

Wisvest-Connecticut Operations	$3.6	$7.4	(51.4%)
SFAS 133, net	(0.7)	(14.3)	95.1%
We Power costs	(1.0)	-	(100.0%)
Other non-utility energy segment operations	(5.2)	2.2	(336.4%)
Net Income (Loss)	($3.3)	($4.7)	29.8%
	====	====	====
Contribution to Diluted Earnings Per Share	($0.03)	($0.04)	25.0%
	====	====	====

The decrease in earnings at Wisvest-Connecticut can be broken down between operation of the assets and SFAS 133 gains or charges. During the third quarter of 2002, Wisvest-Connecticut assets held for sale had earnings of $3.6 million compared to earnings of $7.4 million in the same quarter of the prior year. This decline in earnings is directly related to lower wholesale market prices for electricity in the Northeast United States and an extended unscheduled outage experienced at one of the major generating units in the last half of August and all of September 2002. The unit is expected to be back in service in early November.

Under SFAS 133, Wisvest-Connecticut records the changes in fair market value related to fuel oil contracts associated with its plants in the Northeast. During the third quarter of 2002, the Company recorded an after-tax loss of $0.7 million compared to an after-tax loss of $14.3 million during the third quarter of 2001, resulting from the settlement of contract transactions and changes in fuel oil contracts. Variability in earnings related to accounting for these oil contracts may continue until the Wisvest-Connecticut operations are sold.

The loss from We Power operations in 2002 primarily relates to increased start-up costs as it continues to develop plans to build power plants for the Power the Future initiative.

The loss from other non-utility energy segment operations for 2002 primarily relates to Wisvest's Calumet peaking power plant placed in service in June of 2002 and to other non-utility energy investments. The Calumet plant, located in Chicago, experienced startup-costs and limited power production due to lower wholesale market prices for electricity in the Midwest during the period.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment during the first nine months of 2002 with similar information during the first nine months of 2001.

Contribution to	Nine Months Ended September 30
Diluted Earnings Per Share	2002	2001

Utility Energy Segment	$1.74	$1.64
Manufacturing Segment	0.22	0.19
Non-Utility Energy Segment (a)	(0.02)	0.11
Corporate and Other (b)	(0.35)	(0.54)
Adjusted Earnings	1.59	1.40
Asset Sales/Valuation Charges (c)	(0.79)	0.14
GAAP Earnings	$0.80	$1.54
	====	====

(a)	Includes net SFAS 133 activity.

(b)	Includes the holding company, other non-utility companies and WICOR merger-related costs, primarily interest expense net of tax during 2002 and 2001 and goodwill amortization expense during 2001.

(c)

Represents asset valuation charges of approximately $0.79 per share recorded during the three months ended March 31, 2002 primarily attributable to the non-utility energy segment. Also reflects non-recurring gains on asset sales of $0.14 per share during the second quarter of 2001 which are attributable to the non-utility energy segment.

Wisconsin Energy had net income of $0.80 per share during the first nine months of 2002 compared with net income of $1.54 per share during the first nine months of 2001. Adjusted earnings, which exclude a non-cash impairment charge and gains on asset sales, increased by $0.19 per share to $1.59 per share during the first nine months of 2002 as compared to $1.40 per share for the same period in 2001. This change in adjusted earnings is primarily due to the following items:

Per share
Improved electric margins	$0.24
Elimination of goodwill amortization	0.14
Reduced financing costs	0.08
Improved manufacturing earnings	0.03
Second nuclear outage in 2002	(0.06)
2002 litigation settlements	(0.09)
2001 interest income accrual on litigation	(0.04)
2002 costs for early repayment of $103.4 million of long-term debt	(0.03)
Other, net	(0.08)
Total change in adjusted earnings per share	$0.19
====

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

Utility energy segment net income increased by $23.7 million or 13.3% between the first nine months of 2002 and the first nine months of 2001. The following table compares the contribution to net income of the utility energy segment during the nine months ended September 30, 2002 with similar information for the nine months ended September 30, 2001.

	Nine Months Ended September 30
Utility Energy Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Electric	$1,439.1	$1,421.2	1.3%
Gas	590.4	848.0	(30.4%)
Other	16.9	17.1	(1.2%)
Total Operating Revenues	2,046.4	2,286.3	(10.5%)
Fuel and Purchased Power	383.8	411.4	(6.7%)
Cost of Gas Sold	355.6	614.6	(42.1%)
Gross Margin	1,307.0	1,260.3	3.7%
Other Operating Expenses
Other Operation and Maintenance	626.2	587.6	6.6%
Depreciation, Decommissioning
and Amortization	230.0	238.7	(3.6%)
Property and Revenue Taxes	59.9	56.4	6.2%
Operating Income	390.9	377.6	3.5%
Other Income, Net	18.8	26.4	(28.8%)
Financing Costs	81.4	108.9	(25.3%)
Income Before Income Taxes	328.3	295.1	11.3%
Income Taxes	126.6	117.1	8.1%
Net Income	$201.7	$178.0	13.3%
	=====	=====
WICOR merger related costs after tax (a)	$ -	$15.6	(100.0%)
	=====	=====
Earnings Excluding Merger Costs
Net Income	$201.7	$193.6	4.2%
	=====	=====
Contribution to Diluted Earnings Per Share	$1.74	$1.64	6.1%
	=====	=====

(a)	Merger related costs during 2001 represent WICOR acquisition purchase accounting entries, including goodwill amortization and interest expense.

Excluding merger costs, the change in diluted earnings per share excluding merger costs is primarily attributable to the following items:

Per share
Improved electric margins	$0.24
Reduced financing costs	0.08
Second nuclear outage in 2002	(0.06)
2002 litigation settlements	(0.09)
2001 interest income accrual on litigation	(0.04)
2002 costs for early repayment of $103.4 million of long-term debt	(0.03)
Total change in adjusted earnings per share	$0.10
====

Total operating revenues for the utility energy segment, were $239.9 million lower for the nine month period ended September 30, 2002 compared to the same period in 2001. This decrease primarily reflects the decline in purchased gas costs that flow through to customers which does not impact margin. A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's actual total electric utility operating revenues and gross margin during the first nine months of 2002 with similar information for the first nine months of 2001.

	Nine Months Ended September 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$1,439.1	$1,421.2	1.3%
Fuel and Purchased Power
Fuel	212.6	240.5	(11.6%)
Purchased Power	166.3	166.5	(0.1%)
Total Fuel and Purchased Power	378.9	407.0	(6.9%)
Gross Margin	$1,060.2	$1,014.2	4.5%
	======	======

During the first nine months of 2002, total electric utility operating revenues increased by $17.9 million or 1.3% when compared with the first nine months of 2001. In February and May 2001, Wisconsin Electric received increases in rates to cover increased fuel and purchased power costs. These increases favorably impacted revenues in the first nine months of 2002 by $11.6 million compared to 2001. Even with the increased fuel revenues, the Company estimates that it under-recovered fuel and purchased power costs by $5.6 million and $11.4 million for the nine months ended September 30, 2002 and 2001, respectively. Total megawatt-hour sales during the first nine months of 2002 declined when compared with the 2001 sales resulting from the effects of a weak economy and warm winter weather in the first quarter of 2002, which offset the effects of periods of warmer weather in the second and third quarters of 2002.

Between the comparative periods, total fuel and purchased power expenses decreased by $28.1 million or 6.9% primarily due to lower natural gas and lower wholesale power prices, and lower megawatt sales. These reductions were partially offset by higher costs due to a larger number of planned outages including a second refueling outage at Point Beach Nuclear Plant during 2002 which began in the third quarter. The lower fuel and purchased power expenses offset much of the impact on electric revenues of the decline in electric megawatt-hour sales such that total gross margin on electric operating revenues increased by $46.0 million or 4.5% during the first nine months of 2002 over the same period last year.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2002 with similar information for the first nine months of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$529.9	$491.6	7.8%	6,293.5	5,847.9	7.6%
Small Commercial/Industrial	458.9	450.9	1.8%	6,631.8	6,569.4	0.9%
Large Commercial/Industrial	359.3	363.8	(1.2%)	8,282.8	8,515.5	(2.7%)
Other-Retail/Municipal	58.4	54.1	7.9%	1,514.5	1,400.7	8.1%
Resale-Utilities	15.9	50.4	(68.5%)	554.8	1,388.7	(60.0%)
Other-Operating Revenues	16.7	10.4	60.6%	-	-	-
Total	$1,439.1	$1,421.2	1.3%	23,277.4	23,722.2	(1.9%)
	======	======		======	======

Weather - Degree Days (a)
Heating (4,404 Normal)				4,149	4,404	(5.8%)
Cooling (697 Normal)				888	709	25.2%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 1.9% during the first nine months of 2002 but varied within customer classes. Sales to residential customers increased by 7.6%. Residential customers were more sensitive to the warmer weather during the summer of 2002 and contribute higher margins per megawatt-hour than other customer classes. Sales to Wisconsin Electric's largest commercial/industrial customers, two iron ore mines, declined by 12.9% between the comparative periods due to the shutdown of a mine in the first quarter of 2002. Excluding these two mines, Wisconsin Energy's sales volumes to the remaining large commercial/industrial customers decreased by 0.5% between the comparative periods reflecting the weak economy in 2002. Sales for resale to other utilities, the Resale-Utilities customer class, declined 60.0% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues declined by $257.6 million or 30.4% between the first nine months of 2002 and the first nine months of 2001 offset by a $259.0 million or 42.1% decrease in purchased gas costs.

	Nine Months Ended September 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$590.4	$848.0	(30.4%)
Cost of Gas Sold	355.6	614.6	(42.1%)
Gross Margin	$234.8	$233.4	0.6%
	=====	=====

Lower prices for natural gas primarily drove the 30.4% decrease in operating revenues and the 42.1% decrease in the cost of gas sold during the first nine months of 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. Gas gross margin reflects an increase of $2.3 million due in part to a rate increase that became effective December 20, 2001. In addition, in the first nine months of 2002 an increase in the average number of customers favorably impacted the fixed component of operating revenues that is not affected by decreased volumes. These increases were partially offset by the decrease in total gas sales reflecting fewer heating degree days in 2002 compared with the first nine months of 2001.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2002 with similar information for the first nine months of 2001.

	Gross Margin			Therm Deliveries
Nine Months Ended September 30				Nine Months Ended September 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$152.2	$150.6	1.1%	535.8	539.6	(0.7%)
Commercial/Industrial	44.9	44.4	1.1%	301.2	300.5	0.2%
Interruptible	1.5	1.5	-	20.2	19.3	4.7%
Total Gas Sales	198.6	196.5	1.1%	857.2	859.4	(0.3%)
Transported Gas	30.2	30.8	1.9%	596.6	582.2	2.5%
Other-Operating	6.0	6.1	(1.6%)	-	-	-
Total Deliveries	$234.8	$233.4	0.6%	1,453.8	1,441.6	0.8%
	=====	=====		======	======

Weather - Degree Days (a)
Heating (4,404 Normal)				4,149	4,404	(5.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2002, total therm deliveries of natural gas increased by 0.8% but varied within customer classes. Volume deliveries for the residential class decreased by 0.7% and commercial customer classes increased by 0.2%, respectively, primarily reflecting the offsetting impacts of periods of warmer than normal and cooler than normal weather conditions during the first nine months of 2002 compared to a similar period in 2001.

Other Utility Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $38.6 million or 6.6% during the first nine months of 2002 when compared with the first nine months of 2001. The most significant changes in other operation and maintenance expenses include costs of $17.3 million for the settlements of litigation with the City of West Allis in June 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) in the third quarter of 2002. In addition during the first nine months of 2002, other operation and maintenance expenses include $6.0 million associated with increased scheduled maintenance at several steam generation plants, and $10.6 million associated with the scheduled Unit 1 outage at Point Beach Nuclear Plant in 2002. In 2002, both generating units at Point Beach had scheduled outages. In 2001, only one unit had a scheduled outage. The Company also experienced an increase in employee benefit costs which were partially offset by cost reduction efforts during 2002.

Other Income, Net:   Other Income decreased by $7.6 million during the first nine months of 2002 due primarily to one-time costs of $5.3 million from the early repayment of $103.4 million of long-term debt and to $8.0 million for an interest income accrual recorded in 2001 related to litigation.

Financing Costs:   Financing costs decreased by $27.5 million or 25.3% during the first nine months of 2002 due partially to lower outstanding short-term debt balances and lower interest rates. In addition, the utility energy segment had $11.5 million of interest expense last year related to intercompany notes. The intercompany notes were reversed in the fourth quarter of 2001 pursuant to a PSCW order.

MANUFACTURING SEGMENT CONTRIBUTION TO NET INCOME

The manufacturing segment contributed $26.1 million to net income during the first nine months of 2002, excluding costs related to the WICOR merger, compared with $22.5 million during the first nine months of 2001. The following table reconciles the change in the contribution to earnings by Wisconsin Energy's manufacturing segment between the first nine months of 2002 and the first nine months of 2001.

	Nine Months Ended September 30
Manufacturing Segment	2002	2001	% Change
	(Millions of Dollars)
Operating Revenues
Domestic	$388.9	$333.1	16.8%
International	133.7	107.9	23.9%
Total Operating Revenues	522.6	441.0	18.5%
Cost of Goods Sold	389.3	321.2	21.2%
Gross Margin	133.3	119.8	11.3%
Other Operating Expenses	89.4	86.5	3.4%
Operating Income	43.9	33.3	31.8%
Other Income, Net	-	0.2	(100.0%)
Financing Costs	14.4	16.8	(14.3%)
Income Before Income Taxes	29.5	16.7	76.6%
Income Taxes	11.8	8.1	45.7%
Net Income	$17.7	$8.6	105.8%
	====	====
WICOR merger related costs after tax (a)	$8.4	$13.9	(39.6%)
	====	====
Earnings Excluding Merger Costs
Net Income	$26.1	$22.5	16.0%
	====	====
Contribution to Diluted Earnings Per Share	$0.22	$0.19	15.8%
	====	====

(a)

Merger related costs represent WICOR acquisition purchase accounting entries. The expense for 2002 includes primarily interest expense and for 2001 includes goodwill and intangible amortizations and interest expense.

Manufacturing operating revenues increased by $81.6 million or 18.5% between the comparative periods. Recent acquisitions contributed sales of $49.2 million in 2002. Excluding the impact of recent acquisitions, the Company experienced a 7.3% growth in its business. Domestic sales in almost all markets were up with the largest increases in the R/V, pool spa, water systems, and food and beverage markets. International sales increased 23.9% during the first nine months of 2002 from the same period in 2001, half of which is due to recent acquisitions. Gross profit margin decreased to 25.5% for the first nine months of 2002 from 27.2% for the same period in 2001 due primarily to changes in the customer/product mix as a result of acquisitions and increased customer rebates due to sales growth. Operating income was up 31.8% primarily due to recent acquisitions, cost savings achieved through consolidation of operations, the continuation of cost improvement programs and the elimination of goodwill and intangible amortization due to adoption of SFAS 142, offset partially by one time costs associated with consolidation of facilities in the first quarter of 2002.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO NET INCOME

The operations of the non-utility energy segment have been reduced in the first nine months of 2002 from the same period in the prior year as the Company has exited from operating energy marketing companies. In addition, the Company has continued a strategy of divesting non-core, non-utility energy assets. The following table identifies the performance of key components of the non-utility energy segment between the first nine months of 2002 and the first nine months of 2001.

	Nine Months Ended September 30
	2002	2001	% Change
	(Millions of Dollars)

Wisvest-Connecticut Operations	$1.0	$16.8	(94.0%)
SFAS 133, net	13.5	(4.5)	400.0%
We Power costs	(2.5)	-	(100.0%)
Other Non-utility energy segment operations	(13.4)	-	(100.0%)
Asset Sales/Valuation Charges (a)	(92.0)	16.5	(657.6%)
Net Income (Loss)	($93.4)	$28.8	(424.3%)
	=====	====
Contribution to Diluted Earnings Per Share	($0.81)	$0.25	(424.0%)
	=====	====

(a)

Represents asset valuation charges of approximately $0.79 per share recorded during the first quarter of 2002 primarily attributable to the non-utility energy segment. Also reflects non-recurring gains on asset sales of $0.14 per share during the second quarter of 2001 which are attributable to the non-utility energy segment.

The decrease in earnings at Wisvest-Connecticut can be broken down between operation of the assets and SFAS 133 gains or charges. During the first nine months of 2002, Wisvest-Connecticut had operating earnings of $1.0 million compared to earnings of $16.8 million in the same period of the prior year. This decline in earnings is directly related to lower wholesale market prices for electricity in the Northeast United States and an extended unscheduled outage at one of its major generating units in the last half of August and all of September 2002. The unit is expected to be back in service in early November

Under SFAS 133, Wisvest-Connecticut records the changes in fair market value related to fuel oil contracts associated with its plants in the Northeast. During the first nine months of 2002, the Company recorded an after-tax gain of $13.5 million on these contracts due to settlement of contract transactions and increases in fuel oil prices. During the first nine months of 2001, the Company recorded an after-tax gain of $10.5 million related to the cumulative effect of a change in accounting upon the adoption of SFAS 133 offset by after-tax charges of $15.0 million related to settlement of contract transactions and decreases in fuel oil prices. Variability in earnings related to accounting for these oil contracts may continue until the Wisvest-Connecticut operations are sold.

The loss from We Power operations in 2002 primarily relates to increased start-up costs as it continues to develop power plants for the Power the Future initiative.

The loss from other non-utility energy segment operations for 2002 primarily relates to Wisvest's Calumet peaking power plant, placed in service in June of 2002 and to other non-utility energy investments. The Calumet plant experienced start-up costs and limited power production due to lower wholesale market prices for electricity in the Midwest during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first nine months of 2002 and 2001:

	Nine Months Ended September 30
Wisconsin Energy Corporation	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$641.7	$433.8
Investing Activities	($413.5)	($218.5)
Financing Activities	($238.7)	($183.6)

Operating Activities

Cash provided by operating activities increased to $641.7 million during the first nine months of 2002 compared with $433.8 million during the same period in 2001. This increase was mainly due to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling (See Note 9 in Item 1) plus a decline in working capital needs during the first nine months of 2002 as a result of lower natural gas prices and weather conditions.

Investing Activities

During the first nine months of 2002, Wisconsin Energy had net cash outflows for investing activities of $413.5 million as compared to $218.5 million in 2001. For the nine months ended September 30, 2002 and 2001, capital expenditures totaled $393.5 million and $428.7 million, respectively. For the same periods, the Company received cash proceeds from the sale of assets of $63.2 million and $148.2 million, respectively. In addition, during the first nine months of 2001, the Company received $120.0 million as a return of investment in the American Transmission Company LLC, the entity to which the Company transferred its electric utility transmission system assets on January 1, 2001.

Financing Activities

During the nine months ended September 30, 2002, Wisconsin Energy used $238.7 million for financing activities compared with $183.6 million during the first nine months of 2001. The primary uses of cash in the first nine months of 2002 included $138.0 million for the repayment of long-term debt and $66.6 million for the repayment of short-term debt. In January 2002, the Company retired early $103.4 million of long-term debt with a weighted average interest rate of 8.4% and refinanced it through short-term debt at lower interest rates.

During the first nine months of 2002, Wisconsin Energy purchased approximately 2.1 million shares of common stock for $52.3 million under a $400 million repurchase program that was initiated in 2000 and which is scheduled to expire on December 31, 2002, unless extended by the Wisconsin Energy board of directors. Also during the first nine months of 2002, Wisconsin Energy issued approximately 2.3 million new shares of common stock and received payments aggregating $42.3 million under the Company's dividend reinvestment plan, other benefit plans and from the exercise of stock options. From the date of its inception, Wisconsin Energy has purchased a total of approximately 13.1 million shares of common stock for $286.8 million pursuant to the repurchase program.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2002 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings and existing lines of credit supplemented, through the sale of debt securities. The Company's utility subsidiary, Wisconsin Electric, is planning to issue debt securities later this year, subject to regulatory approval. The proceeds from the issue will be used to refinance $225 million of high-coupon debt and to refund $150 million of maturing debt.

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

On September 30, 2002, Wisconsin Energy had approximately $1.3 billion of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $0.7 billion of total consolidated short-term debt outstanding on such date.

Wisconsin Energy and its subsidiaries review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations.

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

The following table shows Wisconsin Energy's consolidated capitalization structure at September 30, 2002 and at December 31, 2001:

Capitalization Structure	September 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,069.5	32.2%	$2,056.1	31.4%
Preferred Stock	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.1%	200.0	3.0%
Long-Term Debt (including
current maturities)	3,415.0	53.2%	3,721.6	56.7%
Short-Term Debt	704.5	11.0%	550.4	8.4%
Total	$6,419.4	100.0%	$6,558.5	100.0%
	======	=====	======	=====

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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures, for long and short-term debt retirements, and for continuing repurchases of outstanding shares of the Company's common stock. Wisconsin Energy's 2002 annual consolidated capital expenditure forecast is approximately $680 million.

Pension Investments:   The Company has funded its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. Under accounting rules, a company must record a minimum pension liability if the Accumulated Benefit Obligation exceeds the fair value of pension assets at the end of the year.

The Company has received projections from its actuaries which indicate that the Company may have to record a minimum pension liability as of December 31, 2002 if the pension assets continue to have negative returns in 2002 and the Company chooses not to make a contribution to the pension plans. The minimum pension liability would result in a non-cash charge to shareholders' equity which, if the annual losses on pension assets are 10% to 20%, could be between $160 million to $250 million after tax during 2002.

Alternatively, the Company could make a contribution to the plan by December 31, 2002 which would eliminate the underfunded status of the plan. The net cash outflows, if the annual losses on pension assets are 10% to 20%, could be between $50 million to $150 million after tax, again, dependent upon the annual losses on the plan assets.

The Company is currently evaluating whether it will fund the pension plans or take the non-cash charge to shareholders' equity.

Financial Instruments:   Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

Guardian Pipeline:   As previously disclosed, the Company's subsidiary WICOR, Inc., is an equal one third joint venture partner in the $246 million Guardian Pipeline project ("Guardian"). In November 2001, Guardian obtained $170 million of fixed rate financing for the project, secured by guarantees severally from each partner, or an affiliate of each of the partners for their one third share of the debt financing. The guarantees are effective during the construction of the project and approximately the first six months of commercial operation. As of September 30, 2002, $137 million of the $170 million facility was borrowed for the project's construction. Guardian is expected to commence commercial operation during the fourth quarter of 2002.

On July 30, 2002, CMS Energy Corporation ("CMS") announced that its subsidiary, Panhandle Eastern Pipeline Company ("Panhandle"), one of the Guardian joint venture partners, received a demand from the project lenders to post additional collateral to secure its one-third portion of the construction period guaranty obligation as a result of its debt being downgraded to below investment grade. On October 21, 2002, CMS and Panhandle posted acceptable collateral with the project lenders to resolve this matter.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Energy as of September 30, 2002 declined compared with December 31, 2001 mainly due to the early repayment of $103.4 million of long-term debt. Other changes since December 31, 2001 are consistent with normal business operations. Obligations for utility operations by Wisconsin Energy have historically been included as part of the rate making process and are therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

CORPORATE STRATEGY

Power the Future Strategy:   This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within the Company's distribution systems to meet increasing customer demands, make upgrades, including environmental improvements, to Wisconsin Electric's existing power plants, increase the amount of power provided from renewable energy sources, and fund various customer energy-efficiency improvements. Implementation of the Company's Power the Future strategy is subject to a number of regulatory approvals. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future prior to receiving a Certificate of Public Convenience and Necessity ("CPCN") and for the Company to incur associated pre-certification expenses, which are then subject to review by the PSCW prior to recovery.

The application for a CPCN for the Power the Future project was filed with the PSCW in February of 2002. In April of 2002 the PSCW authorized the CPCN approval process to be bifurcated by fuel source, which may expedite the issuance of a CPCN certificate for the Port Washington combined cycle gas project. Correspondingly, on April 25, 2002 the CPCN application for the Port Washington Generating Station was deemed complete by the PSCW. Testimony regarding the Port Washington Generating Station has been filed with the PSCW, and the CPCN hearings were held in September 2002. The City of Port Washington approved the Port Washington Generating Station project at the local level, issuing a conditional use permit in September 2002 to construct the Port Washington Generating Station. A verbal decision is expected from the PSCW in November of 2002 with the written decision to follow in December of 2002.

The staffs of the PSCW and the Wisconsin Department of Natural Resources ("WDNR") have requested supplementary information to the Elm Road CPCN application. The information is currently being prepared for submittal. Under the current schedule, Wisconsin Energy hopes to receive CPCN approval for the Elm Road project in 2003. Wisconsin Energy continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

Midwest Independent Power Suppliers Coordination Group ("MWIPS"), an unincorporated association of independent power producers, has filed a Petition for Judicial Review with the Dane County Circuit Court. MWIPS has asked the Circuit Court to reverse and remand the PSCW's October 2001 declaratory ruling.

Wisconsin Electric has filed its Notice of Appearance and Statement of Position asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Wisconsin Electric and the PSCW both filed a Motion to Dismiss on the grounds that MWIPS did not have standing to bring the review proceeding. The Dane County Circuit Court concluded that MWIPS had standing to bring the review proceeding. The Dane County Circuit has not addressed the merits of the Petition nor established a briefing schedule. The Company believes these claims lack merit and does not believe that this proceeding will adversely affect implementation of Power the Future.

In July 2002, Wisconsin Energy signed a Memorandum of Understanding ("MOU") with the Customers First! Coalition, The Wisconsin Industrial Energy Group, the Wisconsin Initiative Seeking Energy Reform and the Citizens' Utility Board amending key financial aspects of the Power the Future proposal. The MOU solidifies support for the project among coalition members and may further facilitate PSCW approval of the Power the Future project.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin Jurisdiction

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of the American Transmission Company LLC ("ATC"), which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. Wisconsin Electric also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and Michigan Public Service Commission ("MPSC"). On October 22, 2002, the PSCW issued its order authorizing a surcharge for recovery of $48 million of annual costs reflecting lower projected transmission costs through 2005 than estimated by the Company. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs. The October 2002 order is expected to increase revenues and operating costs by $48 million per year, with an insignificant impact to net earnings.

Wisconsin Gas Company:   In October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts effective October 1, 2002. Under escrow accounting Wisconsin Gas expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, such amounts were deferred as a regulatory asset. The escrow amount accumulated at September 30, 2002 of approximately $6.9 million is expected to be collected in future rates, but future bad debt expense at Wisconsin Gas will no longer be subject to this separate true-up mechanism.

Guardian Lateral:   In April 2002, Wisconsin Gas announced that construction of the 35-mile lateral to connect its distribution system to the Guardian Pipeline (the "Guardian Lateral") may be delayed until the spring of 2003 in order to obtain all permits and easements.

On August 30, 2002, Wisconsin Gas filed a request with the PSCW for approval of an increased cost estimate for the Guardian Lateral. The original cost estimate of $62 million has increased to approximately $83.5 million based on an in-service date in the fourth quarter of 2003.

Despite this cost increase, the Guardian Lateral project remains economically feasible, and provides substantial customer benefits in gas cost savings as well as critical additional pipeline capacity. Delay in construction of the lateral is not expected to affect the 2003 in-service date and availability of the Guardian Pipeline to Wisconsin Gas.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25,2001, which approved Wisconsin Gas Company's application to construct and operate the Guardian Lateral. The petitioners allege, among other issues, that the final environmental impact statement ("FEIS") for this pipeline project did not meet legal requirements and that affected landowners' due process rights were not satisfied during the PSCW review process. After briefing of the issues and oral argument, the Jefferson County Circuit Court on October 4 and 14, 2002, rendered oral decisions denying the petitions for review and request for injunctive relief with one modification by the Court which narrowed the approved pipeline route corridor from 800 to 200 feet. A written Court Order confirming this bench decision is anticipated in November 2002.

These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002, WDNR decision which concluded that the FEIS for the Guardian Pipeline and Guardian Lateral projects fully complied with the Wisconsin Environmental Policy Act. These petitions for review and associated proceedings have been stayed by the Jefferson County Circuit Court pending resolution of the proceedings for the court review of the PSCW's order.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed on April 10, 2002. On September 16, 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately.

Electric Transmission Cost Recovery:   Both Wisconsin Electric and Edison Sault filed requests with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for Wisconsin Electric and $0.6 million for Edison Sault through the Michigan Power Supply Cost Recovery mechanism. On April 16, 2002, the MPSC issued an order that authorized Edison Sault to reimplement a Power Supply Cost Recovery clause which included the transmission costs from ATC in its determination. On September 16, 2002 the MPSC issued an order that authorized Wisconsin Electric to recover transmission costs in its Power Supply Cost Recovery Clause prospectively. The Company anticipates filing a separate request with the MPSC for ATC start-up and incremental ATC cost deferrals to date that amounted to approximately$1.2 million.

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

During the Spring 2002 Point Beach Unit 2 refueling outage, NMC conducted a more thorough inspection of the reactor pressure vessel head which showed no evidence of leakage. On August 9, 2002, NRC issued Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," creating additional NRC expectations for reactor vessel head examinations. As a result of this new NRC guidance, NMC conducted more extensive examinations of the Unit 1 reactor pressure vessel head during the Fall 2002 Point Beach Unit 1 refueling outage. These examinations showed no evidence of leakage. Wisconsin Electric is currently evaluating the possibility of replacing both reactor vessel heads.

On July 12, 2002, the NRC issued a Notice of Violation and provided its final significance determination, upholding its April 8, 2002 preliminary red finding for Point Beach related to a potential failure of the plant's auxiliary feedwater system. In November 2001, as part of a comprehensive risk assessment, plant employees had discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC conducted an additional inspection in September 2002 to gather additional information to complete the NRC's evaluation of whether or not it is appropriate to treat this issue as an old design issue. On October 2, 2002, the NRC determined that treatment as an old design issue not representative of current performance is appropriate. Therefore, the NRC will not use this finding in consideration of Point Beach's current overall performance.

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Interest Rate Risk:   On September 24, 2002, Wisconsin Energy entered into a treasury lock agreement in order to mitigate Wisconsin Energy's interest rate risk associated with the anticipated issuance of fixed-rate debt. This treasury lock agreement locked in the underlying Treasury yield for $100 million of an anticipated $200 million debt issuance through the end of February 2003. Under a treasury lock agreement, Wisconsin Energy agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for the notional amount of the instrument based on: a) the yield of a U.S. treasury bond at the date when the agreement is established and b) the yield of a U.S. treasury bond at the date when the agreement is settled, which typically coincides with the debt issuance. The treasury rate lock agreement was entered into with a major financial institution in order to minimize counterparty credit risk.

Marketable Securities Return Risk:   Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Wisconsin Electric has received at least $9.0 million before taxes as its share of distributions each year since 1998. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs and/or decreased distributions to Wisconsin Electric.

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
  Regulatory factors, such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
  The increasing competitiveness of the electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
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
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers to recover costs and expenses associated with the Giddings & Lewis Inc./City of West Allis lawsuit against Wisconsin Electric.
  Factors affecting the availability or cost of capital, such as: changes in interest rates and other general capital market conditions; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.
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
  Other business or investment considerations including market risks and other significant risks that may be disclosed from time to time in Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Non-Utility Energy Segment Contribution to Net Income," in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Non-Utility Energy Segment Contribution to Net Income," in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2002. For information concerning interest rate risks, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2001 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

ENVIRONMENTAL MATTERS

See "Environmental Matters" in Note 9, in Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements" in Part I of this report which is incorporated by reference herein, for a discussion of matters related to certain coal-ash landfills, manufactured gas plant sites.

Giddings & Lewis Inc./City of West Allis Lawsuit:   See Note 9 in Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements" in Part I of this report for information concerning the settlements of the Giddings & Lewis Inc./City of West Allis lawsuit, which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information related to the Company's Power the Future strategy.

Guardian Lateral:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent developments related to construction by Wisconsin Gas of the Guardian Lateral to connect its distribution system to the Guardian pipeline.

ITEM 5. OTHER INFORMATION

OTHER NON-UTILITY OPERATIONS

Minergy Detroit, LLC:   In September 1999, the City Council of Detroit, Michigan, awarded a 15-year contract to Minergy Detroit, LLC, a wholly owned subsidiary of Minergy, to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate product. The 15-year contract is contingent upon Minergy Detroit, LLC, obtaining satisfactory financing, required construction and operating permits, and the necessary construction agreements. To date, Minergy has been unable to negotiate satisfactory agreements. However, Minergy is continuing to pursue these items, including contract amendments with the City of Detroit, to determine if the project will be developed.

2003 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2003 Annual Meeting of Stockholders will be held on April 30, 2003, instead of May 2, 2003 as originally announced.

  Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2003 Annual Meeting is November 20, 2002.
  The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 19, 2003. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 20, 2003 (100 days before the April 30, 2003 scheduled date of the Annual Meeting) and no later than February 19, 2003 (70 days before such scheduled date).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1	Special Severance Benefits Protection Agreement between Wisconsin Energy Corporation and James Donnelly, effective August 26, 2002.

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

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

A Current Report on Form 8-K, dated as of August 30, 2002, was filed by Wisconsin Energy on September 4, 2002 to report that Wisconsin Electric Power Company entered into a Settlement Agreement and Release with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) in the Giddings & Lewis Inc./ City of West Allis Lawsuit.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended September 30, 2002.

A Current Report on Form 8-K, dated as of August 6, 2002, was furnished by Wisconsin Energy on August 8, 2002 to report under Item 9 that on August 7, 2002, each of the Principal Executive Officer, Richard A. Abdoo, and Principal Financial Officer, Paul Donovan, of Wisconsin Energy Corporation submitted to the Securities and Exchange Commission sworn statements dated August 6, 2002 pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: October 25, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard Abdoo, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Energy Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 25, 2002
/s/RICHARD A ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Energy Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 25, 2002
/s/PAUL DONOVAN
Senior Vice President and Chief Financial Officer of Wisconsin Energy