Form 10-K
period 2002-12-31
WISCONSIN ENERGY CORP
filed 2003-02-28
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [X]    No [  ]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $2.9 billion based upon the reported last sale price of such securities as of June 28, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (January 31, 2003):

Common Stock, $.01 Par Value, 116,141,074 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on April 30, 2003, are incorporated by reference into Part III hereof.

WISCONSIN ENERGY CORPORATION

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS
Item	Page
PART I

1. Business ..........................................................................................................................................	4

2. Properties ........................................................................................................................................	25

3. Legal Proceedings ...........................................................................................................................	27

4. Submission of Matters to a Vote of Security Holders .....................................................................	28

Executive Officers of the Registrant .................................................................................................	28

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..................................	29

6. Selected Financial Data ...................................................................................................................	31

7. Management's Discussion & Analysis of Financial Condition & Results of Operations ...............	33

7A.Quantitative and Qualitative Disclosures About Market Risk .......................................................	68

8. Financial Statements and Supplementary Data ...............................................................................	69

9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure ............	105
PART III

10. Directors and Executive Officers of the Registrant ........................................................................	105

11. Executive Compensation .................................................................................................................	105

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105

13. Certain Relationships and Related Transactions ..............................................................................	106

14. Controls and Procedures ...................................................................................................................	106
PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................................	107

Schedule 1 - Condensed Parent Company Financial Statements .......................................................	108

Signatures ...........................................................................................................................................	113

Certifications .......................................................................................................................................	114

Exhibit Index .......................................................................................................................................	E-1

PART I

ITEM 1.	BUSINESS

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

Utility Energy Segment:   The utility energy segment consists of: Wisconsin Electric, which serves over 1,000,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 420,500 gas customers in Wisconsin and about 470 steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves about 562,000 gas customers in Wisconsin and about 2,400 water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves approximately 22,000 electric customers in the Upper Peninsula of Michigan. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name of "We Energies".

Non-Utility Energy Segment:   As of January 1, 2002, the non-utility energy segment consists of W.E. Power, LLC ("We Power") and Wisvest Corporation ("Wisvest"). We Power was formed in 2001 to design, construct and own the new generating capacity included in the Company's Power the Future strategy assuming all required regulatory approvals are obtained. Wisvest owns and operates electric generating facilities and has investments in other energy-related entities and assets. The Company is in the process of reducing the operations of Wisvest. See Item 7 for more information on Power the Future.

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

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of the Power the Future growth strategy, Wisconsin Energy plans to: (1) invest in new natural gas-based and coal-based electric generating facilities and major upgrades on Wisconsin Electric's existing generation facilities, (2) upgrade the existing electric generating facilities at Wisconsin Electric, and (3) invest in upgrades of the existing energy distribution system. As part of this strategy, the Company also announced and began implementing plans to divest of non-core assets and operations, primarily in its non-utility energy segment and its non-utility real estate operations. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning the Power the Future strategy may be found below under "Non-Utility Energy Segment" and "Environmental Compliance" as well as in Item 7.

For further financial information about Wisconsin Energy's business segments, see "Results of Operations" in Item 7 and "Note P -- Segment Reporting" in the Notes to Consolidated Financial Statements in Item 8.

The Company has through its Internet website www.wisconsinenergy.com available free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates,"

"believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the SEC, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

The Company's electric utility operations consist of the electric operations of Wisconsin Electric as well as Edison Sault. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Edison Sault generates, distributes and sells electric energy in a territory in the eastern Upper Peninsula of Michigan.

Electric Sales

See "Consolidated Selected Utility Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1998 through 2002.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.4 million megawatt hours ("mwh") during 2002, a 0.5% decrease from 2001. Approximately 0.4 million of megawatt-hour sales during 2002 were to Edison Sault. There were approximately 1,056,000 electric customers at December 31, 2002, an increase of 1.2% since December 31, 2001.

Edison Sault:   Edison Sault is authorized to provide retail electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.8 million megawatt hours during 2002 and 2001. No significant megawatt-hour sales during 2002 were to Wisconsin Electric. There were approximately 22,000 electric customers at December 31, 2002 and December 31, 2001.

Electric Sales Growth:   Assuming moderate growth in the economy of its electric utility service territories and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales of the utility energy segment to grow at a compound annual rate of 2.0% over the five-year period ending December 31, 2007.

Sales To Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, and machinery production, as well as to large retail chains. Edison Sault provides electric service to industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

The Company's largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 6.4%, 6.6% and 7.7% of the Company's total electric utility energy sales during 2002, 2001 and 2000, respectively.

Sales to Wholesale Customers:   During 2002, Wisconsin Electric sold wholesale electric energy to three municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Edison Sault sold wholesale electric energy to one rural cooperative during 2002. Wholesale sales accounted for approximately 8.2% of the Company's total electric energy sales and 4.2% of total electric operating revenues during 2002 compared with 10.8% of total electric energy sales and 6.0% of total electric operating revenues during 2001.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Energy, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 6,298 megawatts on August 7, 2001. The summer period is the most relevant period for capacity planning purposes at the Company. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 15% planning reserve margin in place prior to the upcoming peak season. The Public Service Commission of Wisconsin ("PSCW") guidelines to electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission has not provided guidelines in this area. During the years 2003 through 2007, Wisconsin Energy currently estimates that electric peak demand obligation will grow at an annualized rate of 1.7% to approximately 6,700 megawatts.

Effective January 1, 2001, Wisconsin Energy combined the service territories of Wisconsin Electric and Edison Sault, a winter peaking utility as a result of heating load, into a single control area.

The Company had adequate capacity to meet all of its firm electric load obligations during 2002 and expects to have adequate capacity to meet all of its firm obligations during 2003. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding the Company's generation facilities, see "Utility Energy Segment" in Item 2.

Competition

The nation's electric utility industry had previously been following a trend towards restructuring and increased competition. However, given electric reliability problems in the state of California, which had previously restructured its electric industry framework, and the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Energy does not expect significant electric deregulation in Wisconsin in the next three years. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31:

	Estimate	Actual
	2003 (a)	2002	2001	2000

Coal	57.9%	58.2%	61.1%	62.9%
Nuclear	24.5%	24.6%	24.6%	22.8%
Hydroelectric	1.8%	2.0%	1.6%	1.6%
Natural gas	0.4%	0.8%	0.7%	1.0%
Oil and Other (b)	0.1%	0.1%	0.1%	0.2%
Net Generation	84.7%	85.7%	88.1%	88.5%
Purchased Power (c)	15.3%	14.3%	11.9%	11.5%
Total	100.0%	100.0%	100.0%	100.0%
	=====	=====	=====	=====

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Energy's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

(c)	Excludes total intercompany sales between Edison Sault and Wisconsin Electric of 364.6 thousand mwh during 2002, 305.5 thousand mwh during 2001 and 175.6 thousand mwh during 2000.

Wisconsin Energy's net generation totaled 27.8 million megawatt hours during 2002 compared with 28.9 million megawatt hours during 2001 and 29.8 million megawatt hours during 2000. The decline in 2002 generation was primarily due to an increase in scheduled outages at Wisconsin Electric's generating facilities. The Company made up for the decrease in generation through additional power purchases during 2002. When compared with the past three years, net generation as a percent of the Company's total electric energy supply is expected to decrease during 2003 in large part due to the Port Washington unit retirements and planned outages at various Wisconsin Electric generating facilities. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next two years.

Wisconsin Energy's average fuel and purchased power costs per megawatt by fuel type for the years ended December 31 are shown below.

	2002	2001	2000

Coal	$12.09	$12.44	$12.07
Nuclear	$5.04	$5.78	$5.44
Natural Gas	$60.56	$72.31	$75.49
Purchased Power	$32.78	$37.71	$38.06

The fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. The costs for natural gas and purchased power, which is primarily natural gas-based, are more volatile.

Coal-Based Generation

Coal Supply:   Wisconsin Electric diversifies the coal supply for its power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2003, 99% of Wisconsin Electric's projected coal requirements of 12.0 million tons will be under contracts which are not tied to 2003 market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2003 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage

Dec. 2003	500,000
Dec. 2003	150,000
Dec. 2004	500,000-2,000,000
Dec. 2005	3,200,000
Dec. 2005	1,600,000
Dec. 2006	2,000,000

As of the beginning of 2003, Wisconsin Electric had approximately a 109-day supply of coal in inventory at its coal-based facilities.

Coal Deliveries:   Approximately 75% of Wisconsin Electric's 2003 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-based generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note G -- Nuclear Operations" in the Notes to the Consolidated Financial Statements in Item 8.

Nuclear Management Company:   Nuclear Management Company, LLC ("NMC"), owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC provides services to nine nuclear generating units at seven sites in the states of Wisconsin, Minnesota, Michigan, Iowa, and Nebraska with a total combined generating capacity of about 5,300 megawatts as of December 31, 2002. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Fuel Supply:   Wisconsin Electric purchases uranium concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note J -- Long-Term Debt" in the Notes to the Consolidated Financial Statements in Item 8.

Uranium Requirements:   Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Wisconsin Electric has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of the annual requirements through 2007 under these staggered, extended fuel cycles.

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

Nuclear Decommissioning:   Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the trust fund at December 31, 2002 to approximately $550.0 million. For additional information regarding decommissioning, see "Note G -- Nuclear Operations" in the Notes to the Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note G - Nuclear Operations" in the Notes to the Consolidated Financial Statements in Item 8.

Hydroelectric Generation

Wisconsin Electric:   Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Of these fourteen plants, thirteen are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed.

Edison Sault:   Edison Sault's primary source of generation is its 30-megawatt hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2020. Edison Sault pays for all water taken from the St. Marys River at predetermined rates with a minimum annual payment of $0.1 million. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Marys River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

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

Natural gas for the gas-based boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to Wisconsin Gas, the local gas distribution utility. Wisconsin Gas then transports Wisconsin Electric's gas to each plant under interruptible tariffs.

Wisconsin Electric also has power purchase agreements with Alliant Energy Neenah, LLC, a subsidiary of Alliant Energy Corporation, ("Alliant") and LSP-Whitewater, LP,a subsidiary of Cogentrix, Inc., both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement. Wisconsin Electric procures and delivers fuel to Alliant's Neenah Energy Facility and receives the electric power produced, as discussed in "Purchase Power Commitments" below. Wisconsin Electric has another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility which began commercial operation during the summer of 2002. Wisconsin Electric procures and delivers natural gas to the plant and receives the electric power produced, similar to the Alliant agreement.

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie, Whitewater Cogeneration Facility and Oak Creek Power Plants. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants. Both the Germantown Power Plant and Alliant's Neenah Energy Facility are directly connected to ANR Pipeline, with no gas distribution utility involvement.

Oil-Based Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-based gas turbines discussed above. Fuel oil requirements are purchased under partnering agreements with suppliers that assist Wisconsin Electric with inventory tracking and oil market price trends.

Due to regulatory issues, Wisconsin Electric has put the conversion of the four original generating units at the Germantown Power Plant to dual fuel (natural gas and oil) on hold. A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000. The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

Purchase Power Commitments

Wisconsin Electric:   To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with LSP-Whitewater, LP, Alliant and Calpine Corporation.

The contract with LSP-Whitewater, LP, for 236 megawatts of firm capacity from a gas-based cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements.

Alliant's Neenah Energy Facility began commercial operations in May 2000 and is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin. The purchase power agreement with Alliant is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Alliant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility is available for Wisconsin Electric to dispatch during the term of the agreement which ends in May 2008.

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed in northern Illinois by a Calpine subsidiary to supply power to Wisconsin Electric. Under the agreement, three 150-megawatt natural gas-based turbine peaking units are to be constructed, two in 2002 and one in 2003. Although two units were constructed in 2002, Wisconsin Electric received power from only one of the two available units. The power from the second unit was under contract to a third party for 2002 only. Wisconsin Electric will have the full 450 megawatts available for its use in 2003. This power purchase agreement also is a tolling agreement.

Wisconsin Electric cancelled a long-term contract for 225 megawatts of output due to certain contractual obligations not being met.

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

Edison Sault:   Edison Sault purchased 676.9 thousand megawatt hours or 76% of its energy supply during 2002 to meet its energy requirements, including 364.6 thousand megawatt hours from Wisconsin Electric.

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

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2002, the Company owned approximately 42.5% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services provided by Wisconsin Electric was approximately $52 million and $53 million during 2002 and 2001, respectively, and is expected to decline in future years as ATC provides more of these services directly.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

The Company's Power the Future proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law. In addition, Wisconsin Electric has an "energy for tomorrow®" renewable energy program. For more information about Public Benefits see "Regulation" below.

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

See "Consolidated Selected Utility Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1998 through 2002. See "Results of Operations" in Item 7 for selected pro forma gas utility operating information by customer class prepared as if Wisconsin Gas had been a part of Wisconsin Energy since January 1, 2000.

Wisconsin Gas:    During the twelve months of 2002, Wisconsin Gas delivered a total of approximately 1,231.2 million therms, including customer-owned transported gas, a 7.5% increase compared with 2001. At December 31, 2002, Wisconsin Gas was transporting gas for approximately 1,080 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of total therms delivered by Wisconsin Gas during 2002, 40% during 2001 and 41% during 2000. Wisconsin Gas had approximately 562,000 customers at December 31, 2002, an increase of approximately 1.4% since December 31, 2001.

The maximum daily send-out of Wisconsin Gas during 2002 was 759,066 dekatherms on March 4, 2002. A dekatherm is equivalent to ten therms or one million British thermal units.

Wisconsin Electric:   Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 890.0 million therms during 2002, a 4.4% increase compared with 2001. At December 31, 2002, Wisconsin Electric was transporting gas for approximately 365 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 38% of total therms delivered by Wisconsin Electric during 2002, 39% during 2001 and 41% during 2000. Wisconsin Electric had approximately 420,500 gas customers at December 31, 2002, an increase of approximately 1.9% since December 31, 2001.

Wisconsin Electric's maximum daily send-out during 2002 was 628,272 dekatherms on March 4, 2002.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric energy supply represents the Company's largest transportation customer.

Gas Deliveries Growth:   The Company currently forecasts total therm deliveries of natural gas to grow at an annual rate of approximately 1.1% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2007. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of the Company's gas utility service territories and normal weather. Abnormal weather or a contraction in the economy could cause the sales growth rate to deviate from this normalized growth pattern.

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

The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices compared to other sources and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

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

The companies also maintain high deliverability storage in the mid-continent and Southeast production areas, as well as in their market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

The companies hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   Wisconsin Gas and the gas operations of Wisconsin Electric have contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts, priced based upon first of the month indices, have varying durations so that only a portion of the Company's respective firm gas supply expires in any year. Management believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Gas and the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric and Wisconsin Gas gas cost incentive mechanisms pursuant to which the companies have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2002, the companies continued their active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Gas and the gas operations of Wisconsin Electric expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). The Guardian Pipeline is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. CMS Energy Corporation, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, Inc., a Minneapolis-based diversified energy company, were cosponsors of the project with WICOR. The three partners have equal ownership interests in the project. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. On January 17, 2003 Xcel Energy announced the completion of the sale of its ownership interest in Guardian Pipeline to an affiliate of Northern Border Partners, LLP.

The Guardian Pipeline was proposed to consist of 143 miles of 36-inch pipe and related compression equipment as well as an additional 8.5 mile, 16-inch lateral, and was designed to transport about 750,000 dekatherms per day of natural gas. In September of 2001, the FERC approved Wisconsin Gas' purchase of nine miles of existing Northern Natural Pipeline pipe to substitute for building a lateral to connect with the utility system at Eagle, Wisconsin. This purchase negated the need for the 8.5 mile 16 inch segment originally proposed for Guardian.

Construction commenced on the Guardian Pipeline in the spring of 2002. Guardian Pipeline began operation in early December with the exception of the Ixonia meter station which will be completed during the second quarter of 2003. Guardian Pipeline has financed this project using $79 million of total capital contributions split equally among the three co-owners and using the proceeds of a $170 million fixed rate, amortizing project term loan and a $10 million 3-year revolving credit agreement arranged in November 2001.

Currently, Guardian Pipeline has firm precedent agreements to transport 88% of its design capacity. The pipeline entered service and began deliveries to customers during early December 2002. Each joint venture partner has provided a $60 million guarantee for the Guardian Pipeline project, with Wisconsin Energy guaranteeing WICOR's portion. The guarantee is effective during construction of the project and approximately the first six months of commercial operation. Wisconsin Energy expects to be released from this guarantee during the second quarter of 2003.

Wisconsin Gas has no ownership interest in the Guardian Pipeline and has made no guarantees regarding construction of the project. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $97.5 million to connect its distribution system to the Guardian Pipeline. In November 1999, Wisconsin Gas filed an application with the PSCW to construct and operate the lateral. In October 2000, the PSCW affirmed the need for the Wisconsin Gas lateral in a preliminary determination. Wisconsin Gas received final approval by the PSCW in an Order dated July 25, 2001. Wisconsin Gas began taking delivery of gas supply from the Guardian Pipeline in December 2002 through an interconnection point to its distribution system but will not be able to access its full contract capacity until construction of the lateral is completed. Construction of the lateral has been delayed until the spring of 2003 in order to obtain all permits and easements but the delay is not expected to affect the anticipated 2003 in-service date and availability for Wisconsin Gas to access its full contract capacity from Guardian Pipeline.

OTHER UTILITY OPERATIONS

Steam Utility Operations:   Wisconsin Electric's steam utility generates, distributes and sells steam supplied by its Valley and Milwaukee County Power Plants. Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric's Valley Power Plant, a coal-based cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2002, the steam utility had $21.5 million of operating revenues from the sale of 3,001 million pounds of steam compared with $21.8 million of operating revenues from the sale of 2,929 million pounds of steam during 2001. As of December 31, 2002 and 2001, steam was used by 467 and 449 customers, respectively, for processing, space heating, domestic hot water and humidification.

Water Utility Operations:   To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2002, the water utility served about 2,380 water customers in the suburban Milwaukee area compared with approximately 2,200 customers at December 31, 2001. The Company also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2002, the water utility had $1.6 million of operating revenues compared with $1.1 million of operating revenues during 2001.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

NON-UTILITY ENERGY SEGMENT

The non-utility energy segment is involved in a variety of businesses including: ownership and operation of independent electric generating facilities; natural gas purchasing and marketing; energy and price risk management; and investment in other energy-related entities and assets.

During 2000, the Company performed a comprehensive review of its existing portfolio of businesses and began implementing a strategy of divesting many of its non-utility energy segment businesses, especially those outside of the Midwest region. The Company expects to continue to reduce the size of its current non-utility energy segment operations in the near-term. As the Company implements its Power the Future strategy, the Company expects to grow the non-utility energy segment within the Midwest region through its newly formed subsidiary We Power.

Demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by 2016, according to the state of Wisconsin 2001 Energy Policy Report. Wisconsin Electric's customer load is currently growing at a rate of approximately 100 to 150 megawatts per year. We Power will provide a part of the new generation to meet Wisconsin's future demand for electricity. Power the Future, which will allow the Company to manage its fuel mix, includes new coal-based plants as well as natural gas-based plants. Without the Power the Future strategy, the Company anticipates that new generation in Wisconsin would most likely come from independent power producers who use natural gas-based facilities. The Company continues to have concerns about long-term natural gas supply at reasonable prices. Coal prices historically have been more stable, and the fuel is much more plentiful. The creation of We Power provides a long-term means for the Company to keep a diverse fuel mix to maintain a stable, reliable and affordable energy supply in the region. For further information about Wisconsin Energy's Power the Future strategy, see "Environmental Compliance" below as well as "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

W.E. Power, LLC

In November 2001, Wisconsin Energy created this subsidiary to design, construct, own, finance, and lease the 2,800 MW of new, in-state Wisconsin generating capacity proposed as part of Wisconsin Energy's Power the Future plan.

Wisvest Corporation

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of a change in corporate strategy, Wisvest has discontinued its development activity. During the twelve months ended December 31, 2002, Wisvest had $166.6 million of operating revenues compared with $255.9 million of operating revenues during 2001. The Company has divested, or is in the process of divesting the majority of Wisvest's assets. On December 6, 2002 Wisvest completed the sale of its ownership interest in Wisvest-Connecticut, LLC, which included 1,056 megawatts of capacity in the state of Connecticut. These plants had originally been acquired in April 1999. During 2002 Wisvest-Connecticut had operating revenues of $155.7 million compared with $237.2 million during 2001. As of December 31, 2002, Wisvest operations and investments included:

Calumet Energy Team, LLC:   Calumet Energy owns and operates a 308 megawatt natural gas-based peaking power plant in Chicago, Illinois. The total plant investment is $159 million and it began commercial operation in June 2002. Calumet has a ten-year capacity reservation agreement for 50 megawatts of plant capacity with the City of Chicago. The remaining plant capacity is marketed as merchant power. The plant experienced very limited demand for production during its period of operation in 2002 due to excess capacity in the region and soft electricity market prices.

Other:   The Company has economic interests in other energy-related entities including a cogeneration facility in the state of Maine, the Androscoggin Energy LLC; Kaztex, Inc. and Blackhawk Energy Services, which are strategic energy management services companies with a focus on natural gas and electricity management in the Upper Midwest; and Wisvest Thermal Energy Services, which provides chilled water services to Milwaukee County. The Company also owns a 500 megawatt (nominal) Siemens Westinghouse advanced technology natural gas power island configured for two-on-one combined cycle operation. In connection with the April 2000 WICOR acquisition, the Company acquired WICOR Energy, an unregulated energy services company. In April 2001, the operations of WICOR Energy were merged into Kaztex in exchange for an additional ownership interest in Kaztex.

MANUFACTURING SEGMENT

The manufacturing segment consists of WICOR Industries, an intermediary holding company. Its three primary subsidiaries: Sta-Rite, SHURflo and Hypro were acquired as part of the April 2000 WICOR merger. During the twelve months ended December 31, 2002, WICOR Industries had $685.2 million of operating revenues compared with $585.1 million of operating revenues during 2001.

Sta-Rite Industries, Inc.:   Sta-Rite is incorporated under the laws of the state of Wisconsin and maintains its principal office and place of business in Delavan, Wisconsin. Sta-Rite is a manufacturer and marketer of pumps, tanks, water treatment products and fluid handling equipment for the water systems, agricultural, pool/spa and water treatment markets world wide. Sta-Rite's products are manufactured at 17 locations with facilities in the United States, Australia, Canada, China, Germany, India, Italy, Mexico and New Zealand and are sold through a world wide network of distributors, retailers and original equipment manufacturers.

SHURflo Pump Manufacturing Co.:   SHURflo is incorporated under the laws of the state of California and maintains its principal office and place of business in Cypress, California. SHURflo manufactures high performance pumps and fluid handling equipment for the beverage/food service, recreational vehicle, marine, industrial, and water treatment markets. Its products are manufactured in California and England. They are sold and distributed globally through original equipment manufacturers and a network of distributors.

Hypro Corporation:   Hypro is incorporated under the laws of the state of Delaware and maintains its principal office and place of business in New Brighton, Minnesota. Hypro manufactures pumps, accessories and pumping systems for agricultural, marine, industrial and fire fighting markets. Hypro's products are manufactured in Minnesota, Oregon and England and are sold to original equipment manufacturers, distributors and agricultural retailers.

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

High performance pumps, related fluids-handling products, accessories and pumping systems have applications in a variety of markets, including: (1) the food service industry, where gas-operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for multiple applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other purposes including marine engine cooling, marine washdown, bilge and livewell pumping; (3) agricultural markets, for spraying fertilizers and pesticides on crops; (4) industrial markets, where applications include carpet cleaning machines for soil extraction, fire fighting and pressure cleaning applications and general industrial uses requiring fluid handling; and (5) the water purification industry, where electric motor driven pumps are used to pressure reverse osmosis systems for water transfer.

Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools, spas, food service, recreational vehicle, agricultural spraying, marine engine cooling, and foam proportioning systems for the fire fighting markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Brand names include "AquaTools," "Berkeley," "Edwards," "Fibredyne," "Flotec," "FoamPro," "Hydro-Flow," "Hypro," "Lurmark," "Nocchi," "Omnifilter," "Onga," "Park," "Rivaflo," "Sherwood," "SHURflo," "Simer," "Sta-Rite," "Tate-Western," "Aermotor," "Diamond," "Ultra-Jet," and "VICO."

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

International Operations

International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by Australian, Canadian, Chinese, English, German, Indian, Italian, Mexican and New Zealand operations. The products sold in international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 26% of manufacturing segment sales during 2002 and 24% during 2001.

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

OTHER NON-UTILITY OPERATIONS

Minergy Corp.

Minergy is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into value-added products, including renewable energy. Minergy's future strategic focus is to license that technology to domestic and foreign operators or industrial/municipal users through its patented GlassPack process as a component of larger scale waste processing solutions. Management believes this licensing strategy will allow Minergy to recognize the economic benefits of its technology with limited capital requirements. During the twelve months ended December 31, 2002, Minergy had $16.6 million of consolidated operating revenues compared with $19.8 million of consolidated operating revenues during 2001. Minergy's primary operations and investments include:

Minergy Neenah, LLC:   In 1998, Minergy Neenah, LLC opened a facility in Neenah, Wisconsin that recycles paper sludge from area paper mills using the Company's patented Glass Aggregate technology into three usable and salable products: Glass Aggregate; steam; and electricity. The Glass Aggregate technology is a vitrification process that melts the inorganic fraction of a waste material into an inert glassy stone and converts the organic fraction of a waste material into heat. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy intends to maintain ownership and operation of this facility.

GlassPack, LLC:   Minergy has designed, permitted and constructed a GlassPack demonstration facility in Winneconne, Wisconsin which utilizes the Company's patented GlassPack technology. This facility is a scaled-down modular version of the Glass Aggregate technology and is ideally suited for smaller wastewater treatment plants. Minergy has successfully tested numerous municipal and paper wastewater sludges at this plant. In 2002, Minergy completed fabrication and delivery of GlassPack equipment to the sanitary district located in Waukegan, Illinois. The sanitary district will own the facility upon its construction and Minergy will operate the facility pursuant to an agreement with the district. Minergy is currently pursuing other domestic and foreign GlassPack installations through a technology licensing process.

Minergy Detroit, LLC:   In September 1999, the City Council of Detroit, Michigan, awarded a 15-year contract to Minergy Detroit, LLC, a wholly owned subsidiary of Minergy, to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate product. The contract is contingent upon Minergy Detroit, LLC obtaining satisfactory financing, required construction and operating permits and the necessary construction agreements. To date, Minergy has been unable to negotiate satisfactory agreements. However, Minergy is continuing to pursue these items, including contract amendments with the City of Detroit and a joint venture or contract assignment to third parties, to determine if the project will be developed.

Wispark LLC

Wispark develops and invests in real estate. From September 2000 through December 31, 2002, Wispark has reduced its overall holdings from $373.1 million to $160.1 million. It is Wispark's objective to continue its divestiture strategy. Wispark will maintain its remaining portfolio for investment and potential sale. Any new investments are expected to center on development of urban redevelopment sites in the We Energies service area.

Wispark has developed several business parks primarily in southeastern Wisconsin, and to a lesser extent in the metropolitan Chicago and Minneapolis/St. Paul markets. Wispark's flagship development, the 1,600-acre LakeView Corporate Park located near Kenosha, Wisconsin is home to more than 68 companies located in more than 8.0 million square feet of buildings that have been developed on property in excess of 900 acres. Many out-of-state firms have located in this park, creating a significant number of new jobs and growth in electricity and natural gas revenues.

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

Witech Corporation:   Witech Corporation is a venture capital company operating in the state of Wisconsin. At December 31, 2002, Witech had investments in four companies. Wisconsin Energy continues to evaluate the Witech portfolio in connection with its announced strategy to focus on core investments.

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

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is an exempt holding company by order of the United States Securities and Exchange Commission under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Non-Utility Asset Cap:   In October 1999, the Wisconsin State Legislature passed amendments to the non-utility asset cap provisions of Wisconsin's public utility holding company law as part of the 1999-2001 biennial state budget, 1999 Wisconsin Act 9. As a result, Wisconsin Energy remains subject to certain restrictions that have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the amended law exempts energy-related assets and assets such as Minergy's used for providing environmental engineering services and for processing waste materials from being counted against the asset cap provided that they are employed in qualifying businesses. In addition, the amended law also exempts the manufacturing, distributing or selling of certain products of WICOR Industries used for filtration, pumping water or other fluids, processing or heating water, handling fluids or other related activities. As a result of these exemptions, Wisconsin Energy's non-utility assets are significantly below the non-utility asset cap as of December 31, 2002.

Under the Power the Future plan, the $3 billion estimated cost of constructing 2,800 megawatts of new generating facilities to be owned by We Power, LLC, a non-utility energy subsidiary of Wisconsin Energy, is expected to qualify as energy projects under the amended non-utility asset cap and therefore would be entirely exempt from the definition of "non-utility" property for this purpose. The remaining $4 billion estimated cost of the Power the Future plan represents investments in new and existing energy distribution system assets and upgrades to existing generation assets and has no impact on the amount of non-utility assets under the non-utility asset cap test.

For Wisconsin Energy to qualify for the amended non-utility asset cap rules, all of its public utility affiliates were required to irrevocably transfer their electric transmission facilities and rights of way in the state of Wisconsin to ATC. As described in further detail under "Utility Energy Segment" above and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7, Wisconsin Electric and Edison Sault transferred their electric transmission system assets to ATC effective January 1, 2001.

Utility Energy Segment

Wisconsin Electric is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and Rule 2 thereunder and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas, steam and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric and Edison Sault are both subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric and Edison Sault are subject to regulation of the FERC with respect to wholesale power service and accounting. Edison Sault is subject to regulation of the FERC with respect to the issuance of certain securities.

The following table compares the source of the Company's utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2002.

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,687.5	59.2%	$1,611.8	54.4%	$1,517.7	59.3%
Gas Utility -- Retail	918.1	32.2%	1,074.5	36.2%	736.3	28.8%
Other Utility -- Retail	23.2	0.8%	22.9	0.8%	22.6	0.9%
Total	2,628.8	92.2%	2,709.2	91.4%	2,276.6	89.0%
Michigan
Electric Utility -- Retail	143.7	5.0%	144.2	4.9%	151.2	5.9%
FERC
Electric Utility -- Wholesale	79.6	2.8%	111.4	3.7%	128.9	5.1%
Total Utility Operating Revenues	$2,852.1	100.0%	$2,964.8	100.0%	$2,556.7	100.0%
	=====	====	=====	====	=====	====

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant are subject to regulation by the United States Nuclear Regulatory Commission. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. The operations of Wisconsin Electric, Wisconsin Gas and Edison Sault are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA"), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

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

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs has shifted to the Department of Administration, which administers the funds for a statewide public benefits program.

This law also requires that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which the Company did in 2002, with the required minimum percentage increasing to 2.2% by the year 2011.

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

Non-Utility Energy Segment

Calumet Energy Team, LLC is an exempt wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935, as amended. Calumet's operations are subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the United States Environmental Protection Agency and the Illinois Department of Environmental Protection.

Wisvest-Connecticut, LLC, formerly a wholly-owned subsidiary of Wisvest, was an exempt wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935, as amended. Wisvest-Connecticut, LLC's operations were subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the United States Environmental Protection Agency and the Connecticut Department of Environmental Protection.

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

Utility Energy Segment:   Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $77 million in 2002 compared with $49 million in

2001. Expenditures incurred during 2002 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are expected to approximate $27 million during 2003, reflecting nitrogen oxide ("NOx") and other pollution control equipment needed to comply with ozone non-attainment rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $46 million during 2002 and $45 million during 2001.

Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Giddings and Lewis, Inc./City of West Allis Lawsuit:    For information about this matter, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation include:

Highway 59 Landfill:   In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and completed final landscaping of the site in 2001. City water supply piping to residents is currently being installed. The cost for complete remediation of this site is estimated to be $3.5 million.

Kansas Ave. Landfill:   The Kansas Ave. site, located in the City of St. Francis, Wisconsin, was a small landfill area used to support the operations of Wisconsin Electric's former Lakeside Power Plant. Wisconsin Electric is working with the Wisconsin Department of Natural Resources to obtain closure for this site. Expenses associated with the site closure are estimated to be $0.9 million. No groundwater treatment is planned at this time.

Lakeside Landfill:   During 2001, Wisconsin Electric completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. The Company has initiated excavation and utilization of residual coal at the site and has implemented slope stabilization and cover construction. The cost for remediation of this site is estimated to be approximately $3.2 million.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation, involving reconfiguration of the site and construction of a new cap, are estimated to be approximately $3.5 million.

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

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

Wisconsin Energy's Power the Future strategy provides a plan to meet the Company's growing demand for electricity using environmentally friendly equipment. The plan proposes to build five new generating units, a total of 2,800 megawatts, at a total cost of about $3.0 billion. Three of the units would be built at the site of the Company's Oak Creek Power Plant. Two of these units would use a supercritical pulverized coal design and the other would use coal gasification technology. All of these units will use state-of-the-art emission controls. The other two units would be located at the Company's Port Washington Power Plant site, where older, less efficient coal-based units installed before 1950 would be retired and new natural gas-based units would be built. These latest technologies are expected to provide a significant reduction in air emissions compared with existing, older power plants. Implementation of the Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. In addition to the positive environmental attributes of the generation technology, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about Wisconsin Energy's Power the Future strategy, see "Non-Utility Segment" above as well as "Corporate Developments" in Item 7.

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

Employees:   At December 31, 2002, the following number of individuals were employed by Wisconsin Energy and its subsidiaries:

	Total	Represented
	Employees	Employees (a)
Utility Energy Segment
Wisconsin Electric	5,172	3,560
Wisconsin Gas	746	597
Edison Sault	69	48
Total	5,987	4,205
Non-Utility Energy Segment	29	-
Manufacturing Segment	3,156	-
Other	86	-
Total Employees	9,258	4,205
	====	====

(a)	Individuals represented under labor agreements

The employees represented under labor agreements were with the following bargaining units as of December 31, 2002.

	Number of Employees	Expiration Date of Current Labor Agreement
Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	2,651	August 15, 2004
Local 317 of International Union of Operating Engineers	486	September 30, 2003*
Local 12005 of United Steel Workers of America	196	November 6, 2004
Local 7-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union	66	November 3, 2004
Local 510 of International Brotherhood of Electrical Workers	161	April 30, 2004
Total Wisconsin Electric	3,560
Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	128	August 15, 2005
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union	212	May 31, 2005
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union	247	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union	10	May 31, 2007
Total Wisconsin Gas	597
Edison Sault
Local 13457 of United Steel Workers of America	48	October 21, 2004
Total Employees	4,205
	====

* Currently under negotiations.

ITEM 2.	PROPERTIES

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

UTILITY ENERGY SEGMENT

Effective January 1, 2001, Wisconsin Electric and Edison Sault exited the electric transmission business by contributing all of their transmission assets to ATC in exchange for equity interests in this new company. For further information, see "Electric Utility Operations" in Item 1.

Wisconsin Electric:   Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.

			Dependable Capability
		No. of	In Megawatts (a)
		Generating	August	December
Name	Fuel	Units	2002	2002

Steam Plants
Point Beach	Nuclear	2	1,012	1,022
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	617	618
Pleasant Prairie	Coal	2	1,224	1,234
Port Washington (b)	Coal	4	305	305
Valley	Coal	2	267	227
Edgewater 5 (c)	Coal	1	102	102
Milwaukee County	Coal	3	11	11
Total Steam Plants		27	4,673	4,658
Hydro Plants (14 in number)		37	54	57
Germantown Combustion Turbines (d)	Gas/Oil	5	345	345
Concord Combustion Turbines (d)	Gas/Oil	4	376	376
Paris Combustion Turbines (d)	Gas/Oil	4	400	400
Other Combustion Turbines & Diesel (b) (d)	Gas/Oil	6	55	62
Total System		83	5,903	5,898
		==	====	====

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	The Company retired Units 4 & 6 effective January 1, 2003 which resulted in a decrease of 97 megawatts.

(c)	Wisconsin Electric has a 25% interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, an unaffiliated utility.

(d)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

As of December 31, 2002, Wisconsin Electric operated approximately 21,900 pole-miles of overhead distribution lines and 19,300 miles of underground distribution cable as well as approximately 347 distribution substations and 253,000 line transformers.

As of December 31, 2002, Wisconsin Electric's gas distribution system included approximately 8,400 miles of mains connected at 21 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission

Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 6,000 dekatherms per day of supply to the system.

As of December 31, 2002, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

Wisconsin Gas:   Wisconsin Gas owns a distribution system which, on December 31, 2002, included approximately 10,100 miles of distribution and transmission mains. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

Edison Sault:   Edison Sault's primary source of electric energy is its 30 megawatt hydroelectric generating plant on the St. Marys River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8 megawatt diesel-based peaking power plant.

Edison Sault maintains approximately 816 miles of primary distribution lines and renders service to its customers through approximately 9,400 line transformers.

NON-UTILITY ENERGY SEGMENT

Wisvest Corporation:   Wisvest owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin. Calumet Energy Team LLC owns a 308-megawatt peaking power plant in Chicago, Illinois. Wisvest-Connecticut, LLC, owned two fossil-fueled power plants in the state of Connecticut: the Bridgeport Harbor Station with an active generating capacity of 590 megawatts, and the New Haven Harbor Station with an active generating capacity of 466 megawatts. The Wisvest-Connecticut units were sold in December 2002.

MANUFACTURING SEGMENT

The manufacturing segment has manufacturing or assembly facilities located in California (5), Minnesota, Nebraska, New Hampshire, Oregon, Wisconsin, Australia, Canada, China, England, Germany, India, Italy (3), Mexico (2) and New Zealand. These plants contain more than 1,600,000 square feet of floor space. In addition, through its manufacturing business, the Company owns or leases sales/distribution facilities in the United States (11), in Australia (5), in Mexico (3), (2) each in Canada, Italy, New Zealand, and England and (1) each in China, France, Germany, India, and Russia.

OTHER

Wispark LLC:    As of December 31, 2002, Wispark properties included the following commercial and industrial parks in the state of Wisconsin: LakeView Corporate Park located near Kenosha; Business Park of Kenosha and PrairieWood Corporate Park in Kenosha County; GrandView in Racine County; Mitchell International in Milwaukee County; and Cottonwood Commerce in Hartland. Wispark also owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference Center in Kenosha, as well as other properties located in Wisconsin Electric's service territories that are held for future development.

Minergy Corp.:   Minergy owns a Glass Aggregate facility located in Neenah, Wisconsin and a GlassPack facility in Winneconne, Wisconsin.

Other:   Badger Service Company holds rights to coal in an area of 8,594 acres in Knox County, Indiana.

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

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 for matters related to the settlement of a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserts in the lawsuit that Wisconsin Gas stands in the shoes of People's Gas and is liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. On January 29, 2002, Wisconsin Gas filed with the Wisconsin Supreme Court a Petition for Review. On April 22, 2002, the Wisconsin Supreme Court granted Wisconsin Gas' Petition for Review. Oral arguments were held on January 15, 2003 and to date, no opinion has been rendered by the Wisconsin Supreme Court.

California PRP Notification: In June 2001, WICOR Industries received a letter from the California Department of Toxic Substance Control notifying Sta-Rite that its Park facility in Long Beach had arranged for transport and treatment of waste at Davis Chemical Company in Los Angeles, California which operated between 1949 and 1990. The Department determined that there had been a release of hazardous substances at this site. Other PRPs are listed in the notification. The sellers of the Park facility in Long Beach to Sta-Rite have indemnified Sta-Rite with respect to any liability arising from the release of hazardous substances at the Davis Chemical Company in Los Angeles prior to August 10, 2000. The indemnity is contained in the Asset Purchase Agreement dated August 10, 2000 which governed the purchase by Sta-Rite of the Park facility.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, three such actions are pending and one case is on appeal. One of the three cases was filed in Circuit Court, Kenosha County, Wisconsin and alleges that Wisconsin Electric was negligent with respect to the design, construction, maintenance and operation of the distribution line serving the plaintiffs' farm, and the 138 kV transmission line which crosses plaintiffs' property, thereby giving rise to stray currents which impacted dairy cows and caused physical injury. The claimed damage period commenced in early 1993 and continues to the present. No final damages claim has been provided to date. The Company believes that the case has little merit and intends to vigorously defend the claim. Trial has been scheduled to commence in June 2003. Of the remaining two cases, the claims made against Wisconsin Electric are not expected to have a material adverse effect on the Company's financial statements.

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

No matters were submitted to a vote of Wisconsin Energy's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2002 and positions of the executive officers of Wisconsin Energy are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo (58):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy Corporation since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric Power Company since 1990. Chairman of the Board and Director of Wisconsin Gas Company since April 2000. Director of Wisconsin Energy Corporation since 1988. Director of Wisconsin Electric Power Company since 1989.

Charles R. Cole (56):

Senior Vice President of Wisconsin Electric Power Company since January 1, 2001. Vice President -- Distribution Operations of Wisconsin Electric Power Company from August 1999 to December 2000. Vice President -- Customer Services of Kansas City Power & Light from 1995 to 1999.

Stephen P. Dickson (42):

Controller of Wisconsin Energy Corporation and Wisconsin Electric Power Company since April 2000. Controller of Wisconsin Gas Company since June 1998. Director Business Risk Consulting Services of Arthur Andersen from 1997 to 1998.

James C. Donnelly (57):	Vice President of WICOR since 1992. President and Chief Executive Officer of WICOR Industries, Inc. since June 2000. President and Chief Executive Officer of Sta-Rite Industries, Inc. since 1994.

Paul Donovan (55):

Executive Vice President of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since May 2002. Chief Financial Officer of Wisconsin Energy Corporation since August 1999 and of Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Senior Vice President of Wisconsin Energy Corporation from August 1999 to May 2002. Senior Vice President of Wisconsin Electric Power Company and Wisconsin Gas Company from July 2000 to May 2002. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (54):

Executive Vice President of Wisconsin Energy Corporation since May 2002 and President and Chief Operating Officer of Wisconsin Electric Power Company since 1995 and of Wisconsin Gas Company since July 2001. Senior Vice President of Wisconsin Energy Corporation from July 2000 to May 2002. Vice President of Wisconsin Energy Corporation from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric Power Company from December 1996 to March 1998. Director of Wisconsin Energy Corporation since 1995. Director of Wisconsin Electric Power Company since 1994 and Director of Wisconsin Gas Company since April 2000.

Larry Salustro (55):

Senior Vice President and General Counsel of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Vice President of Wisconsin Electric Power Company from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2002, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in Wisconsin Energy's dividend reinvestment and stock purchase plan), there were 64,720 registered stockholders.

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

Range of Wisconsin Energy Common Stock Prices and Dividends:
	2002			2001
Quarter	High	Low	Dividend	High	Low	Dividend

First	$25.49	$22.07	$0.20	$22.56	$19.13	$0.20
Second	$26.48	$24.60	0.20	$24.04	$20.10	0.20
Third	$26.16	$20.17	0.20	$24.62	$20.81	0.20
Fourth	$25.30	$21.20	0.20	$23.70	$20.50	0.20
Year	$26.48	$20.17	$0.80	$24.62	$19.13	$0.80
			====			====

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2002 (a)	2001	2000 (b)	1999	1998
Year Ended December 31
Net income (Millions)	$167.0	$219.0	$154.2	$209.0	$188.1
Earnings per share of common stock
Basic	$1.45	$1.87	$1.28	$1.79	$1.65
Diluted	$1.44	$1.86	$1.27	$1.79	$1.65
Dividends per share of common stock	$0.80	$0.80	$1.37	$1.56	$1.555

Operating revenues (Millions)
Utility energy	$2,852.1	$2,964.8	$2,556.7	$2,050.2	$1,980.0
Non-utility energy	167.2	337.3	372.8	193.2	34.1
Manufacturing	685.2	585.1	382.2	-	-
Other	31.7	41.3	51.0	29.2	25.3
Total operating revenues	$3,736.2	$3,928.5	$3,362.7	$2,272.6	$2,039.4
	======	======	======	======	======

Manufacturing operating revenues (Millions)
Domestic	$507.6	$444.9	$294.1	-	-
International	177.6	140.2	88.1	-	-
Total manufacturing operating revenues	$685.2	$585.1	$382.2	-	-
	=====	=====	=====	====	====

At December 31 (Millions)
Total assets	$8,364.9	$8,328.7	$8,406.1	$6,061.8	$5,185.6
Long-term debt and mandatorily
redeemable trust preferred securities	$3,230.5	$3,437.3	$2,932.7	$2,334.6	$1,749.0

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	30,862.6	31,062.6	32,042.4	31,257.1	29,940.4
Customers (End of year)	1,078,710	1,066,275	1,048,711	1,027,785	1,010,318
Gas
Therms delivered (Millions)	2,121.3	1,997.2	1,621.5	944.1	922.8
Customers (End of year)	982,066	966,817	952,177	398,508	388,478

Non-Utility Energy Statistics
Independent Power Production
Electric megawatt-hour sales (Thousands)	2,998.3	4,428.2	3,213.2	2,417.2	-

Energy Marketing, Trading & Services
Electric megawatt-hour sales (Thousands)	-	457.6	2,091.2	1,598.1	723.7
Gas therm sales (Millions)	-	100.3	187.6	-	-

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		(Millions of Dollars, Except Per Share Amounts) (c)
		March		June
Three Months Ended		2002	2001	2002	2001

Total operating revenues		$986.0	$1,357.2	$870.9	$862.2
Operating income		$34.3	$183.8	$112.3	$103.7
Net income		($4.2)	$87.8	$45.4	$46.1
Earnings per share of common stock
Basic		($0.04)	$0.74	$0.39	$0.39
Diluted		($0.04)	$0.74	$0.39	$0.39

		September		December
Three Months Ended		2002	2001	2002	2001

Total operating revenues		$869.8	$824.9	$1,009.5	$884.2
Operating income		$137.0	$150.5	$171.9	$166.9
Net income		$52.1	$47.9	$73.7	$37.2
Earnings per share of common stock
Basic		$0.45	$0.41	$0.64	$0.33
Diluted		$0.45	$0.41	$0.63	$0.31

(a)	In the first quarter of 2002, Wisconsin Energy recorded a non-cash charge of $141.5 million related primarily to non-utility investments which are held for sale.

(b)	Includes WICOR, Inc. and its subsidiaries subsequent to their acquisition on April 26, 2000.

(c)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED UTILITY OPERATING DATA

Year Ended December 31	2002	2001	2000 (a)	1999	1998

Electric Utility
Operating Revenues (Millions)
Residential	$703.0	$654.5	$606.7	$584.3	$576.2
Small Commercial/Industrial	606.3	592.9	550.0	524.9	496.2
Large Commercial/Industrial	483.1	479.7	472.8	459.4	455.3
Other - Retail/Municipal	77.7	70.6	64.7	56.7	54.7
Resale - Utilities	18.1	56.8	79.1	74.7	60.9
Other Operating Revenues	22.6	12.9	24.5	22.1	20.3
Total Operating Revenues	$1,910.8	$1,867.4	$1,797.8	$1,722.1	$1,663.6
	======	======	======	======	======

Megawatt-hour Sales (Thousands)
Residential	8,310.9	7,773.4	7,633.2	7,503.1	7,405.0
Small Commercial/Industrial	8,719.5	8,595.4	8,524.7	8,257.7	7,746.2
Large Commercial/Industrial	11,129.6	11,177.6	11,824.0	11,542.8	11,523.3
Other - Retail/Municipal	2,051.9	1,828.6	1,755.8	1,531.4	1,409.3
Resale - Utilities	650.7	1,687.6	2,304.7	2,422.1	1,856.6
Total Sales	30,862.6	31,062.6	32,042.4	31,257.1	29,940.4
	======	======	======	======	======

Number of Customers (Average)
Residential	963,988	950,271	934,494	915,713	904,703
Small Commercial/Industrial	105,551	103,908	101,665	99,209	97,858
Large Commercial/Industrial	709	710	716	720	724
Other	2,389	2,363	2,327	1,978	1,899
Total Customers	1,072,637	1,057,252	1,039,202	1,017,620	1,005,184
	======	======	======	======	======

Gas Utility
Operating Revenues (Millions)
Residential	$591.0	$645.9	$450.2	$193.8	$176.5
Commercial/Industrial	279.7	313.4	225.2	95.1	87.9
Interruptible	12.6	17.0	13.7	5.3	7.1
Total Retail Gas Sales	883.3	976.3	689.1	294.2	271.5
Transported Customer-Owned Gas	38.3	36.7	31.3	14.6	12.0
Transported - Interdepartmental	1.1	1.2	1.5	1.8	2.5
Other Operating Revenues	(4.6)	60.3	14.4	(3.8)	9.9
Total Operating Revenues	$918.1	$1,074.5	$736.3	$306.8	$295.9
	====	=====	====	====	====

Therms Delivered (Millions)
Residential	817.1	756.3	569.0	329.0	289.5
Commercial/Industrial	463.1	427.7	336.5	195.3	182.0
Interruptible	29.3	25.8	24.9	16.3	23.3
Total Retail Gas Sales	1,309.5	1,209.8	930.4	540.6	494.8
Transported Customer-Owned Gas	786.0	762.4	650.1	347.9	349.4
Transported - Interdepartmental	25.8	25.0	41.0	55.6	78.6
Total Therms Delivered	2,121.3	1,997.2	1,621.5	944.1	922.8
	=====	=====	=====	====	====

Number of Customers (Average)
Residential	888,626	875,339	697,570	360,084	347,747
Commercial/Industrial	82,973	79,503	62,626	32,594	31,586
Interruptible	79	82	72	89	146
Transported Customer-Owned Gas	1,502	4,463	3,247	328	271
Transported - Interdepartmental	6	5	6	6	6
Total Customers	973,186	959,392	763,521	393,101	379,756
	=====	=====	=====	=====	=====

Degree Days (b)

Heating (6,769 Normal)	6,551	6,338	6,716	6,318	5,848
Cooling (703 Normal)	897	711	566	753	800

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

The utility energy segment, consisting of Wisconsin Electric Power Company ("Wisconsin Electric") and Wisconsin Gas Company ("Wisconsin Gas"), both doing business under the trade name of "We Energies", and Edison Sault Electric Company ("Edison Sault"), is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. The non-utility energy segment primarily consists of Wisvest Corporation ("Wisvest") and W.E. Power, LLC ("We Power"). We Power is principally engaged in the engineering, construction and development of electric power generating facilities for long term lease to Wisconsin Electric and other utilities. The manufacturing segment consists of companies which manufacture pumps as well as fluid processing and pump filtration equipment.

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

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC") including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

With the acquisition of WICOR in April of 2000, the Company redefined its core competencies to include electric generation within the Midwest, electric and gas distribution, and manufacturing. In 2000, as part of an internal strategic planning process, management and the Board concluded that it was not practical to continue the strategy of competing in the non-regulated energy market outside of the Midwest.

The Company seeks to increase shareholder value by leveraging on the core competencies within its business segments. Wisconsin Energy's key corporate strategy is Power the Future which was announced in September 2000. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within the Company's distribution systems to meet increasing customer demands, and it is committed to improved environmental performance. The Power the Future strategy, which is discussed further below, is expected to have a significant impact on the Company's utility and non-utility energy segments.

Utility Energy Segment:   This segment is realizing operating efficiencies through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. In connection with the Power the Future strategy, over the next decade, the Company plans to invest approximately $2.7 billion to improve the existing energy distribution system and approximately $1.3 billion to upgrade existing electric generating assets. This segment is also planning to invest approximately $150 million over the next three years to improve the availability of natural gas supplies to the state of Wisconsin.

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

Non-Utility Energy Segment:   This segment will primarily focus on improving the supply of electric generation in Wisconsin. We Power has been formed to design, construct, own, finance and lease new generation assets and improvements in Wisconsin Electric's existing generation assets under the Power the Future strategy. The majority of Wisvest's assets have been divested in order to direct the capital and management attention to Power the Future.

Power the Future Strategy:   In February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. This Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued in June 2001, by the Wisconsin Governor's Office, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Power the Future would add new coal and natural gas capacity to the state's power portfolio and would allow Wisconsin Electric to roughly maintain its current fuel mix.

As part of its Power the Future strategy, Wisconsin Energy plans to make the following investments over the next decade:

Approximately $3 billion in 2,800 megawatts of new natural gas-based and coal-based generating capacity at existing sites;

Approximately $1.3 billion in upgrades to existing electric generating assets; and

Approximately $2.7 billion in new and existing energy distribution system assets.

In November 2001, Wisconsin Energy created a new non-utility energy subsidiary, We Power, that will design, construct, own, finance and lease the new generating capacity. Under the enhanced Power the Future strategy, Wisconsin Electric, subject to approval by the Public Service Commission of Wisconsin ("PSCW"), would lease each new facility and would operate and maintain the new plants under 25 to 30-year lease agreements. At the end of the leases, Wisconsin Electric could have the right to acquire the plants outright at market value or renew the lease, depending on tax considerations at that time. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have the opportunity to participate in the project, including expanding or extending wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal. Wisconsin Electric expects that all lease payments and operating costs of the plants will be recoverable in rates.

Implementation of the Company's Power the Future strategy is subject to a number of regulatory approvals. In February 2001, Wisconsin Energy made preliminary filings for its enhanced Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for the Company to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

The Midwest Independent Power Suppliers Coordination Group ("MWIPS") filed a Petition for Judicial Review with the Dane County Circuit Court asking the Circuit Court to reverse and remand the PSCW's declaratory ruling. Wisconsin Electric filed a Notice of Appearance and Statement of Position asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Upon motion of the PSCW and with the consent of MWIPS the judicial review proceeding was dismissed on its merits on January 2, 2003.

The application for a Certificate of Public Convenience and Necessity ("CPCN") for the Power the Future project was filed with the PSCW in February of 2002. In April of 2002 the PSCW authorized the CPCN approval process to be bifurcated by fuel source, which would expedite the issuance of a CPCN certificate for the Port Washington combined cycle gas project. Correspondingly, on April 25, 2002 the CPCN application for the Port Washington Generating Station was deemed complete by the PSCW. Hearings for the Port Washington Generating Station were held in September 2002, and a written order approving the issuance of a CPCN for the project was received in December 2002. The CPCN filing for the generating station at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a Petition for Review of the completeness determination seeking its reversal. The Company is opposing the petition and believes that the PSCW will reject the petition and reaffirm its completeness determination. Under the current schedule, Wisconsin Energy anticipates receiving a decision from the PSCW on the Oak Creek site in late 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources ("WDNR") to obtain all required permits and project approvals.

Wisconsin Energy anticipates obtaining the capital necessary to finance and execute Power the Future from a combination of internal and external sources. For further information concerning the Power the Future strategy, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Non-Core Assets

The Power the Future strategy led to a decision to divest non-core businesses. These non-core businesses primarily include non-utility generation assets located outside of the Midwest and a substantial amount of Wispark LLC's real estate portfolio. Since 2000, the Company has received total proceeds of approximately $1 billion from the divestiture of non-core assets as follows:

Proceeds from:	(Millions of Dollars)

Non-Utility Energy	$542
Transmission	120
Real Estate	332
Other	19
Total Assets Divested	$1,013
=====

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's diluted earnings per share by business segment for 2002 and 2001 with similar information for 2000 on an actual and pro forma basis.

			Actual	Pro forma
Diluted Earnings Per Share	2002	2001	2000	2000 (a)

Utility Energy Segment	$2.63	$2.38	$1.82	$2.00
Manufacturing Segment	0.31	0.25	0.18	0.24
Non-Utility Energy Segment	(0.11)	0.01	0.01	-
Other and Merger-related Costs (b)	(0.51)	(0.53)	(0.38)	(0.55)
Adjusted Earnings	2.32	2.11	1.63	1.69
Valuation Charges (c)	(0.79)	(0.21)	(0.26)	(0.26)
Gains on Asset Sales, net (d)	-	0.14	0.45	0.45
Goodwill Amortization (e)	-	(0.18)	(0.12)	(0.18)
Litigation Charges (f)	(0.09)	-	-	-
Non-Recurring Charges (g)	-	-	(0.43)	(0.43)
Net Earnings - GAAP	$1.44	$1.86	$1.27	$1.27
	====	====	====	====

(a)	Pro forma assumes that the WICOR acquisition had occurred on January 1, 2000 and includes estimated merger-related costs from January through April 2000.

(b)	Includes the holding company, other non-utility companies and merger-related costs. Merger-related costs in 2001 and 2000 include primarily interest expense net of tax related to the WICOR merger.

(c)

During 2002, the valuation charge consists of a $0.79 per share write-down primarily attributable to the non-utility energy segment. During 2001, the valuation charge consists of a $0.21 per share write-down of non-utility assets. During 2000, valuation charges consist of $0.26 per share related to the valuation of non-core investments.

(d)

During 2001, the gain on asset sales consists of $0.14 per share of gains on the sale of the Company's interests in Blythe Energy, LLC, and FieldTech, Inc. During 2000, the gain on assets sales consists of a $0.45 per share gain on the sale of the Company's interests in SkyGen Energy Holdings, LLC.

(e)	The Company adopted SFAS 142 effective January 1, 2002 which eliminated the amortization of goodwill and other intangibles with indefinite lives.

(f)

During 2002, the litigation charges consist of $0.09 per share for the settlement of litigation with the City of West Allis in the second quarter of 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now part of Giddings & Lewis) in the third quarter of 2002.

(g)	During 2000, non-recurring charges consist of $0.33 per share related to severance and employee benefits, and a $0.10 per share contribution to the Wisconsin Energy Foundation.

Wisconsin Energy had net income of $1.44 per share during 2002 compared with net income of $1.86 per share during 2001. Adjusted earnings, which exclude a non-cash impairment charge and gains on asset sales, litigation charges and goodwill amortization increased to $2.32 per share during 2002 as compared to $2.11 per share for the same period in 2001. The Company had net income of $1.86 per share during 2001 compared with pro forma net income of $1.27 per share during 2000. Adjusted earnings, which exclude non-cash losses on investments and gains on asset sales and non-recurring charges, increased to $2.11 per share during 2001 as compared to $1.69 per share for 2000 on a pro forma basis. These changes in adjusted earnings are primarily due to the following items:

	2002-2001	2001-2000 pro forma
	per share	per share
Electric utility margins	$0.34	$0.34
Gas utility margins	0.11	(0.08)
Interest expense	0.12	0.15
Manufacturing earnings	0.06	0.01
Non-utility energy segment earnings (losses)	(0.12)	0.01
2002 second outage nuclear expenses	(0.08)	-
ATC incremental transmission expenses, net	(0.05)	-
2001 interest income accrual on litigation	(0.05)	0.05
2002 costs for early repayment of $103.4 million of long-term debt	(0.03)	-
Other, net	(0.09)	(0.06)
Total change in adjusted earnings per share	$0.21	$0.42
	====	====

An analysis of contributions to earnings by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

Net earnings for the utility energy segment increased by $20.8 million or 7.6% in 2002 compared to reported 2001 earnings. The increase is primarily attributable to improved electric and gas margins, a strong focus on managing financial resources and reduced financing costs. Offsetting these items were $17.3 million for litigation settlements, $10.5 million in reduced interest income, $5.3 million in costs in 2002 for the early repayment of $103.4 million of long-term debt and additional expenses related to nuclear operations.

Utility net earnings during 2001 increased by $114.4 million to $274.4 million compared to reported 2000 earnings. The primary causes for the growth in utility earnings were $90.0 million attributable to price increases to recover higher fuel, purchased power and other operating costs primarily from the electric business, a $24.5 million increase attributable to Wisconsin Gas operations as a result of the seasonality of the gas heating business, the timing of the acquisition of Wisconsin Gas as part of the acquisition of WICOR in April 2000 and $10.5 million of interest income accrued on the deposit tendered in the Giddings & Lewis, Inc./City of West Allis lawsuit.

Utility net earnings during 2001 increased by $54.0 million when compared to 2000 pro forma earnings. The primary causes for this increase were $65.8 million attributable to higher electric utility gross margins and $10.5 million of interest income accrued on the deposit in the Giddings & Lewis, Inc./City of West Allis lawsuit offset partially by a decrease of $15.6 million of gas utility gross margins.

The following table summarizes the utility energy segment's earnings during 2002 and 2001 with similar information for 2000 on an actual and pro forma basis.

			Actual	Pro forma
Utility Energy Segment	2002	2001	2000 (b)	2000 (a)
	(Millions of Dollars)
Operating Revenues
Electric	$1,910.8	$1,867.4	$1,797.8	$1,797.8
Gas	918.1	1,074.5	736.3	952.3
Other	23.2	22.9	22.6	22.9
Total Operating Revenues	2,852.1	2,964.8	2,556.7	2,773.0
Fuel and Purchased Power	496.7	517.3	513.5	513.5
Cost of Gas Sold	574.9	751.6	486.7	613.8
Gross Margin	1,780.5	1,695.9	1,556.5	1,645.7
Other Operating Expenses
Other Operation and Maintenance	830.2	765.5	757.9	742.3
Depreciation, Decommissioning
and Amortization	308.3	320.1	308.5	321.1
Property and Revenue Taxes	79.9	75.4	71.0	71.1
Operating Income	562.1	534.9	419.1	511.2
Other Income (Deductions)	24.5	36.8	(13.6)	6.3
Financing Costs	107.3	116.4	140.5	150.5
Income Before Income Taxes	479.3	455.3	265.0	367.0
Income Taxes	184.1	180.9	105.0	146.6
Net Earnings	$295.2	$274.4	$160.0	$220.4
	=====	=====	=====	=====

Adjusted Earnings (c)	$305.8	$280.5	$220.2	$242.2
	=====	=====	=====	=====

(a)	Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000.

(b)	Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

(c)

During 2002, adjusted earnings exclude $10.6 million after tax related to the Giddings & Lewis, Inc./City of West Allis lawsuit. During 2001, adjusted earnings exclude a net loss on investments of $1.2 million and WICOR acquisition purchase accounting entries, primarily goodwill amortization and interest expense. During 2000, adjusted earnings exclude $45.9 million of net non-recurring charges primarily associated with the WICOR merger. In addition, 2000 adjusted earnings exclude the WICOR acquisition purchase accounting entries.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Energy's electric utility operating revenues and its gross margin during 2002 with similar information for 2001 and 2000.

	Electric Revenues and Gross Margin			Megawatt-Hour Sales
Electric Utility Operations	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$703.0	$654.5	$606.7	8,310.9	7,773.4	7,633.2
Small Commercial/Industrial	606.3	592.9	550.0	8,719.5	8,595.4	8,524.7
Large Commercial/Industrial	483.1	479.7	472.8	11,129.6	11,177.6	11,824.0
Other-Retail/Municipal	77.7	70.6	64.7	2,051.9	1,828.6	1,755.8
Resale-Utilities	18.1	56.8	79.1	650.7	1,687.6	2,304.7
Other Operating Revenues	22.6	12.9	24.5	-	-	-
Total Operating Revenues	1,910.8	1,867.4	1,797.8	30,862.6	31,062.6	32,042.4
				======	======	======
Fuel and Purchased Power
Fuel	278.9	308.8	325.3
Purchased Power	211.1	202.3	182.0
Total Fuel and Purchased Power	490.0	511.1	507.3
Gross Margin	$1,420.8	$1,356.3	$1,290.5
	======	======	======

Weather -- Degree Days (a)
Heating (6,769 Normal)				6,551	6,338	6,716
Cooling (703 Normal)				897	711	566

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2002 vs 2001:   During 2002, total electric energy sales decreased by 0.6% compared with 2001, primarily reflecting a decline in sales for resale to other utilities due to a reduced demand for wholesale power. Most of the remaining customer classes had increased sales in 2002 reflecting favorable weather and the growth in the average number of customers. Sales to Wisconsin Electric's largest commercial/industrial customers, two iron ore mines, declined by 2.8% between the comparative periods due to the shutdown of a mine in the first quarter of 2002. Excluding these mines, total commercial/industrial electric sales increased by 0.8% and sales to the remaining large commercial/industrial customers increased by 0.1% between the comparative periods.

During 2002, Wisconsin Energy's total electric utility operating revenues increased by $43.4 million or 2.3% compared with 2001 due to favorable weather, the full year impact of price increases related to fuel and purchased power and a surcharge related to transmission costs. As measured by cooling degree days, 2002 was 26.2% warmer than 2001 and 27.6% warmer than normal. In February and May 2001, Wisconsin Electric received increases in rates to cover increased fuel and purchased power costs. On a year to year basis, the fuel surcharge resulted in $10.0 million of additional revenue. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Even with the increased fuel revenues, the Company estimates that it under-recovered fuel and purchased power costs by $2.3 million and $0.1 million for 2002 and 2001, respectively. In addition, in October 2002, the Company implemented a PSCW approved surcharge for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased 2002 revenues by approximately $8.7 million.

Between the comparative periods, fuel and purchased power expenses decreased by $21.1 million or 4.1% primarily due to lower natural gas prices, lower wholesale power prices, and lower megawatt sales. These reductions were partially offset by higher costs due to a larger number of planned outages including a second refueling outage at the Point Beach Nuclear Plant during 2002. The lower fuel and purchased power expenses and increased sales to higher margin customers offset the impact on electric revenues of the decline in electric megawatt-hours such that the total gross margin on electric operating revenues increased by $64.5 million or 4.8% during 2002 compared with the same period in 2001.

2001 vs 2000:   During 2001, total electric sales fell by 3.1% compared with 2000, reflecting a softening economy that especially affected large commercial and industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines. Sales to these mines decreased by 17.7% during 2001. Excluding the two mines, total electric sales decreased 1.8% during 2001 and sales to the remaining large commercial/industrial customers decreased by 2.3% when compared with 2000. Due to warmer weather during the summer of 2001, a 1.8% increase in sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes, partially offset the effects of the soft economy on electric sales during 2001. As measured by cooling degree days, 2001 was 25.6% warmer than 2000 and 3.8% warmer than normal. Sales for resale to other utilities, the Resale-Utilities customer class, declined 26.8% during 2001 primarily as a result of reduced demand for wholesale power.

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

Gas Utility Revenues and Gross Margins

The following table compares Wisconsin Energy's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2002 and 2001 with similar information for 2000 on an actual and pro forma basis.

			Actual	Pro forma
Gas Utility Operations	2002	2001	2000 (b)	2000 (a)
	(Millions of Dollars)

Gas Operating Revenues	$918.1	$1,074.5	$736.3	$952.3
Cost of Gas Sold	574.9	751.6	486.7	613.8
Gross Margin	$343.2	$322.9	$249.6	$338.5
	=====	=====	====	====

(a)

Includes Wisconsin Gas as if it had been part of Wisconsin Energy since January 1, 2000. For further information concerning gas utility operations during the comparative periods, see "Gas Utility Gross Margins and Therm Deliveries" below.

(b)	Wisconsin Energy's financial statements reflect the operations of Wisconsin Gas subsequent to the WICOR merger on April 26, 2000.

2002 vs 2001:   During 2002, total gas utility operating revenues decreased by $156.4 million or 14.6% compared to 2001, due to lower gas costs offset in part by increased deliveries resulting from colder winter weather. This decline primarily reflects a decrease in natural gas costs in 2002 which are passed on to customers under gas cost recovery mechanisms.

2001 vs 2000:   During 2001, Wisconsin Energy's gas operating revenues increased by $122.2 million or 12.8% when compared with 2000 pro forma revenues. This increase reflected a $137.8 million increase due to increases in the cost of gas sold offset in part by warmer weather which reduced volumes sold.

Gas Utility Gross Margins and Therm Deliveries

The following table compares gas utility gross margin and therm deliveries during 2002, 2001 and pro forma 2000 as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 2000.

Gross Margin				Therm Deliveries
Gas Utility Operations	2002	2001	2000 (a)	2002	2001	2000 (a)
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$224.6	$209.0	$216.0	817.1	756.3	803.8
Commercial/Industrial	67.4	62.3	64.4	463.1	427.7	462.1
Interruptible	2.1	2.0	2.5	29.4	25.8	35.2
Total Gas Sold	294.1	273.3	282.9	1,309.6	1,209.8	1,301.1
Transported Gas	41.9	41.4	47.0	811.7	787.4	897.1
Other Operating	7.2	8.2	8.6	-	-	-
Total	$343.2	$322.9	$338.5	2,121.3	1,997.2	2,198.2
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (b)
Heating (6,769 Normal)				6,551	6,338	6,716

(a)	Pro forma - as if Wisconsin Gas had been part of Wisconsin Energy since January 1, 2000.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2002 vs 2001:   Gas gross margin for 2002 totaled $343.2 million, or an increase of $20.3 million from 2001. This increase was primarily due to a return to colder winter weather in 2002 which increased the heating degree days compared to 2001. In addition, the Company had a rate increase which became effective December 20, 2001 which contributed $3.2 million in 2002. The average number of customers also increased in 2002 which favorably impacted the fixed component of operating revenues that is not affected by volumes fluctuations.

2001 vs 2000 pro forma:   Gas margins totaled $322.9 million in 2001, or a $15.6 million decline from 2000 pro forma amounts. This decline was directly related to warmer winter weather which reduced the heating load. Total therm deliveries of natural gas decreased by 9.1% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.9% and 7.4%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 12.2% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Utility Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $64.7 million or 8.5% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from $17.3 million for the settlements of litigation with the City of West Allis in the second quarter of 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now part of Giddings & Lewis) in the third quarter of 2002. Increased other operation and maintenance expenses during 2002, were also attributable to $9.8 million of higher electric transmission expenses associated with ATC which were offset by increased revenues recorded due to the surcharge which became effective in October of 2002, $9.2 million of increased scheduled maintenance at several steam generation plants, and $15.4 million associated with the second scheduled outage and incremental costs associated with reactor vessel head inspections at Point Beach Nuclear Plant in 2002. In 2002, both Point Beach nuclear units had scheduled outages. In 2001, only one nuclear unit had a scheduled outage. One outage is scheduled for 2003. The Company also experienced an increase of $17.4 million for employee benefit and pension costs and $4.8 million in property insurance costs which were partially offset by cost reduction efforts during 2002.

Other operation and maintenance expenses increased by $23.2 million during 2001 when compared with 2000 pro forma amounts. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $44.9 million of higher electric transmission expenses caused by a change in how electric transmission costs are recorded as a result of the transfer of Wisconsin Electric's and Edison Sault's electric transmission assets to ATC on January 1, 2001. Partially offsetting this was a reduction in costs as a result of the WICOR merger, which led to the consolidation of common operating and support areas.

Depreciation, Decommissioning and Amortization Expenses:   Depreciation, decommissioning and amortization expenses decreased by $11.8 million during 2002 compared with 2001. This decrease was primarily due to the impact of the retirement of several shorter-lived intangible assets and the adoption on January 1, 2002 of SFAS 142 which eliminated the amortization of goodwill.

Depreciation, decommissioning and amortization expenses were $1.0 million lower during 2001 compared with 2000 pro forma. The transfer of electric transmission assets to the ATC resulted in a reduction in depreciation expense, which was partially offset by increased capital asset additions for electric generation and for electric and gas distribution systems.

MANUFACTURING SEGMENT CONTRIBUTION TO EARNINGS

The manufacturing segment contributed $35.8 million to earnings during 2002, excluding costs related to the WICOR merger, compared to $29.1 million during 2001. Including WICOR merger costs, earnings were $24.0 million, or $14.3 million better than 2001.

During 2001, the manufacturing segment contributed $29.1 million to earnings before merger costs, which was slightly better than the prior year pro forma amounts. Including WICOR merger costs, earnings were $9.7 million, or $1.7 million better than 2000 pro forma amounts. Prior to the WICOR acquisition, Wisconsin Energy did not have a manufacturing segment. The following table summarizes the manufacturing segment's earnings during 2002, 2001 and 2000 on an actual and pro forma basis.

			Actual	Pro forma
Manufacturing Segment	2002	2001	2000 (b)	2000 (a)
	(Millions of Dollars)
Operating Revenues
Domestic	$507.6	$444.9	$294.1	$433.9
International	177.6	140.2	88.1	141.3
Total Operating Revenues	685.2	585.1	382.2	575.2
Cost of Goods Sold	513.2	428.0	274.5	415.8
Gross Margin	172.0	157.1	107.7	159.4
Other Operating Expenses	115.8	116.0	75.2	115.2
Operating Income	56.2	41.1	32.5	44.2
Other Income (Deductions)	0.3	0.3	(3.7)	(5.7)
Financing Costs	18.2	22.0	14.1	21.4
Income Before Income Taxes	38.3	19.4	14.7	17.1
Income Taxes	14.3	9.7	7.2	9.0
Net Earnings	$24.0	$9.7	$7.5	$8.1
	====	====	====	====

Adjusted Earnings (c)	$35.8	$29.1	$21.5	$28.9
	====	====	====	====

(a)	Includes operations of the manufacturing segment as if it had been part of Wisconsin Energy since January 1, 2000.

(b)	Wisconsin Energy's financial statements reflect operations of the manufacturing segment subsequent to the WICOR merger on April 26, 2000.

(c)	Adjusted Earnings for 2002, 2001 and 2000 exclude merger-related costs which represent WICOR acquisition purchase accounting entries, primarily goodwill amortization and interest expense.

2002 vs 2001:   Manufacturing operating revenues increased by $100.1 million or 17.1% between 2002 and 2001. Recent acquisitions contributed incremental sales of $56.8 million in 2002. Excluding the impact of recent acquisitions, the Company experienced an 8.0% growth in its manufacturing business. Sales in almost all markets were up with the largest increases in water systems, pool/spa, R/V, and beverage and food markets. Domestic sales were up $62.7 million, and international sales increased $37.4 million for the twelve months ended December 31, 2002, or 14.1% and 26.7% respectively, compared to the same period in 2001. The increases were due to acquisitions in 2002 and 2001, market share/customer growth, drought conditions in the United States and Australia, and new product introductions. Gross profit margin decreased to 25.1% in 2002 from 26.9% in 2001 due primarily to changes in the customer/product mix as a result of acquisitions and increased customer rebates due to sales growth. Operating income was up 36.7% primarily due to recent acquisitions, cost savings achieved through consolidation of operations, the continuation of cost improvement programs, and the adoption of SFAS 142 which eliminated amortization of goodwill and certain intangible assets, offset by one-time costs associated with consolidation of facilities in the first quarter of 2002.

2001 vs 2000 pro forma:   Operating revenues were up by $9.9 million during 2001 as compared to pro forma operating revenues in 2000 primarily due to acquisitions, offset partially by the effects of a decline in the economy on base-business sales and unfavorable foreign currency translations. The manufacturing segment's modest decline reflects the steadiness and diversification of the markets it serves. For the year, operating income of $41.1 million was down $3.1 million compared with 2000 on a pro forma basis. Operating expenses increased slightly in 2001 primarily from additional operations due to the acquisitions offset in part by aggressive cost reduction initiatives implemented early in the year. The manufacturing segment's results for 2000 were impacted by a series of expenses associated with the defense of intellectual property rights, development of a new beverage dispensing technology and the integration of an acquisition.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO EARNINGS

As part of its ongoing efforts to divest non-core assets, the Company significantly reduced certain of Wisvest's operations during 2002 and 2001. The following table compares the non-utility energy segment's earnings during 2002, 2001 and actual and pro forma information for 2000.

			Actual	Pro forma
Non-Utility Energy Segment	2002	2001	2000	2000 (c)
	(Millions of Dollars)

Wisvest-Connecticut Operations	($1.4)	$20.8	$2.4	$2.4
SFAS 133, net	12.6	(12.6)	-	-
We Power costs	(4.1)	-	-	-
Other Non-utility energy operations	(20.2)	(6.0)	(1.6)	(2.0)
Asset Sales/Valuation Charges (a)	(81.3)	16.5	54.6	54.6
Non recurring Charges (b)	-	-	(16.0)	(16.0)
Net Earnings (Loss)	($94.4)	$18.7	$39.4	$39.0
	=====	====	====	====

(a)

During the first quarter of 2002, the Company recorded an impairment charge of $0.79 per share after-tax primarily related to the decline in value in non-utility assets held for sale. During 2001, the gain on asset sales consists of $0.14 per share of gains on the sale of the Company's interests in Blythe and FieldTech. During 2000, the gain on asset sales consists of a $0.45 per share gain on the sale of the Company's interests in SkyGen Energy Holdings, LLC ("SkyGen").

(b)	During 2000, non-recurring charges consist of $0.13 per share related to severance and employee benefits.

(c)

Includes the operations of the WICOR subsidiaries as if they had been part of Wisconsin Energy since January 1, 2000. In addition, earnings during 2000 include $16.1 million of net non-recurring charges relating to severance costs associated with the divestiture of non-core businesses and to write-downs associated with certain investments.

2002 vs 2001:   The decrease in earnings at Wisvest-Connecticut, LLC can be broken down between operation of the assets and SFAS 133 gains or charges. During 2002, Wisvest-Connecticut had an operating loss of $1.4 million compared to earnings of $20.8 million in 2001. This decline is directly related to lower wholesale market prices for electricity in the Northeast United States and an extended unscheduled outage at one of its major generating units from the last half of August through November 2002. In addition, on December 6, 2002, Wisvest completed the sale of Wisvest-Connecticut to Public Service Enterprise Group.

Under SFAS 133, Wisvest-Connecticut recorded the changes in fair market value related to fuel oil contracts associated with its plants in the Northeast. During 2002, the Company recorded an after-tax gain of $12.6 million on these contracts due to settlement of contract transactions and increases in fuel oil prices. During 2001, the Company recorded an after-tax gain of $10.5 million related to the cumulative effect of a change in accounting upon the adoption of SFAS 133 offset by after-tax charges of $23.1 million related to settlement of contract transactions and decreases in fuel oil prices.

The loss from We Power operations in 2002 primarily relates to increased start-up costs as it continues to develop power plants for the Power the Future initiative.

The loss from other non-utility energy segment operations for 2002 primarily relates to Wisvest's Calumet natural gas-based peaking power plant in Chicago, which was placed in service in June of 2002, and to an equity method investment in a power plant in Maine. The Calumet plant experienced start-up costs and limited power production due to lower wholesale market prices for electricity in the Midwest during the last six months of 2002. The Maine plant also was negatively impacted by lower than expected wholesale electric prices.

Asset Sales / Valuation Charges:   During the first quarter of 2002, the Company recorded a non-cash impairment charge of $92.0 million after-tax or $0.79 per share. The impairment charge primarily related to two non-utility energy assets classified as "Assets Held for Sale" as of December 31, 2001: the Wisvest-Connecticut power plants and costs associated with a 500 megawatt power island consisting of gas turbine generators and related equipment.

During the first quarter of 2002, the Company determined that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy markets resulting from many factors, including the collapse of Enron Corporation and the resulting tightening and downgrading of credit related to independent power producers. In addition, the electric forward price curves for the region declined due to the decline in natural gas costs and increased generating capacity. With the decline in market values, the non-utility energy assets held for sale were written down $0.71 per share to current fair value less costs to sell.

2001 vs 2000:   During 2001, earnings of Wisvest-Connecticut increased by $18.4 million when compared with 2000 due primarily to both of Wisvest-Connecticut's plants operating for the full year resulting in improved operating results. Beginning in the fourth quarter of 2000, the Wisvest-Connecticut assets were accounted for as assets held for sale. Under this accounting, no depreciation expense of long-lived assets is reported. This change in accounting benefited the operating results by approximately $0.05 per share when compared to 2000. During 2000, one of Wisvest-Connecticut's plants experienced an extended outage which increased purchased power and maintenance costs.

The earnings from other non-utility energy segment operations for 2001 decreased by $4.4 million on an actual basis or by $4.0 million when compared with 2000 on a pro forma basis. During 2001, the operations of WICOR Energy Services Company were merged into an unconsolidated affiliate of Wisconsin Energy, ending direct gas marketing activities by the non-utility energy segment.

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

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Other income and deductions increased by $43.3 million in 2002 compared to 2001. This increase is primarily due to $12.6 million in SFAS 133 gains for 2002 compared with charges of $12.6 million in 2001 discussed above, and $22.9 million due to a reduction in the level of write-downs in the Witech Corporation venture capital portfolio offset in part by a decline in interest income during 2002 of $12.4 million primarily due to an interest accrual recorded in 2001 related to litigation.

During 2001, the Company incurred $73.0 million of charges, which are recorded as "Other" in Other Income and Deductions. These charges primarily represented $38.5 million of SFAS 133 charges related to the decline in oil prices discussed above and $37.6 million in write-downs in the Witech venture capital portfolio. During 2000, the Company incurred $39.3 million of charges which are recorded in "Other" in Other Income and Deductions. These charges primarily represented write-downs of non-core assets.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $17.4 million in 2002 compared to 2001. This decline was primarily due to lower interest rates, and the early repayment of $103.4 million of long-term debt. During 2001, total financing costs were $246.6 million, up slightly from 2000 amounts but mitigated by the decline in short-term interest rates in 2001. During 2000, financing costs were $244.8 million. The 2000 financing costs were influenced by the April 2000 acquisition of WICOR, which resulted in almost $1.5 billion of additional debt for the Company.

CONSOLIDATED INCOME TAXES

The Company's consolidated effective income tax rate was 38.8%, 41.9%, and 44.9% for each of the three years ending December 31, 2002, 2001, and 2000, respectively. The lower rate in 2002 reflects the elimination of goodwill amortization and the recognition of historical rehabilitation tax credits. The 2001 effective income tax rate reflects the amortization of the WICOR goodwill which is not deductible for income tax purposes. The 2000 effective income tax rate includes the amortization of WICOR goodwill for eight months, as well as the impact of a net unrealized capital loss. The effective income tax rate is negatively impacted by the inability to obtain a state tax benefit for state taxable losses of some of the separate legal entities within the Company. Those state taxable losses result primarily from interest expense. If the prospects for future taxable income for these legal entities should improve, the effective tax rate in years subsequent to 2002 may be favorably impacted.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Energy's cash flows during 2002, 2001 and 2000:

Wisconsin Energy Corporation	2002	2001	2000 (a)
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$711.3	$570.6	$461.0
Investing Activities	($365.8)	($479.1)	($1,520.5)
Financing Activities	($348.9)	($85.0)	$1,026.5

(a)	Includes the operations of the WICOR subsidiaries subsequent to the merger on April 26, 2000.

Operating Activities

During 2002, cash flow from operations increased to $711.3 million, or a $140.7 million improvement over 2001. This increase was primarily attributable to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling. During 2001, cash flow from operations increased to $570.6 million or $109.6 million over 2000 levels primarily attributable to increased operating income and higher non-cash charges.

Investing Activities

During 2002, Wisconsin Energy had net cash outflows for investing activities of $365.8 million as compared to $479.1 million in 2001. For 2002 and 2001, capital expenditures totaled $556.8 million and $672.5 million, respectively. This decline in capital expenditures is due to less spending in the non-utility energy segment. During 2001, the Company spent $672.5 million on capital expenditures, which was a $61.5 million increase over 2000. The largest increase in capital expenditures came within the utility energy segment for electric and gas distribution assets. During 2002 and 2001, the Company's manufacturing segment also made acquisitions totaling $16.5 million and $35.7 million, respectively. In 2000, the Company completed the WICOR acquisition at a purchase price of $1.2 billion, as well as a small manufacturing acquisition. These acquisitions were initially financed with short-term commercial paper.

In 2002 and 2001, the Company continued its strategy of divesting non-core assets. During 2002 and 2001, the Company received proceeds from asset divestitures of $310.0 million and $294.4 million, respectively, related to the sale of the Wisvest-Connecticut power plants in 2002, the transfer in 2001 of electric transmission assets to ATC, and the successful sale in 2001 of the Wisvest Blythe project and FieldTech. During 2000, the Company received proceeds from asset sales of approximately $408.4 million which primarily reflects the sale of Wisvest's investment in SkyGen, an independent power producer. The SkyGen sale resulted in a gain of $0.45 per share in 2000. From 2000 through 2002, there were real estate sales totaling approximately $332.0 million.

Financing Activities

In September 2000, the Company initiated a share repurchase program. Since inception, the Company has repurchased and retired 13.1 million shares through December 31, 2002 at a cost of $286.7 million. In December 2002 the Board of Directors extended the program through December 31, 2004. There were no share repurchases in the fourth quarter of 2002 due to the delay in the sale of non-utility assets. Also, during 2002, Wisconsin Energy issued approximately 2.7 million of new shares of common stock and received payments aggregating $52.6 million under the Company's dividend reinvestment plan, other benefit plans and from the exercise of stock options. In September 2000, the Company also announced a reduction in the quarterly dividend from $0.39 per share to $0.20 per share. This action reduced the dividends paid in 2001 as compared to 2000 and also reduced the proceeds from the issuance of common stock under the Company's stock plans.

During 2001, the Company refinanced approximately $1.3 billion of commercial paper through the issuance of intermediate-term senior notes. In January 2002, the Company redeemed $100 million of 8 3/8% long-term debt and $3.4 million of 9 1/8% long-term debt. In December 2002, Wisconsin Electric retired $150.0 million of 6 5/8% debentures at maturity. These redemptions and maturity were financed with short-term commercial paper bearing rates of approximately 2%. In 2002, Wisvest-Connecticut paid down $180.5 million of nonrecourse variable rate notes following the sale of Wisvest-Connecticut.

CAPITAL RESOURCES AND REQUIREMENTS

As Wisconsin Energy continues to implement its strategy of leveraging on the core competencies of its business segments and building financial strength, Wisconsin Energy expects to continue to divest of non-core assets, invest in core assets, buy back common stock and pay down debt.

Capital Resources

The Company anticipates meeting its capital requirements during 2003 primarily through internally generated funds, short-term borrowings, existing lines of credit supplemented through the issuance of debt securities and the issuance of common stock under the Company's stock plans. Beyond 2003, Wisconsin Energy anticipates meeting its capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities.

Wisconsin Energy has previously filed a shelf registration statement with the Securities and Exchange Commission, under which $200 million of securities remained unissued at year-end 2002. Depending on market conditions and other factors, Wisconsin Energy may issue up to $200 million of debt securities during 2003 under this shelf registration statement. The Company's largest utility subsidiary, Wisconsin Electric, is planning to issue $575 million of debt securities in 2003 under an existing $800 million shelf registration statement, depending on market conditions and other factors, and use the proceeds to redeem four series of its outstanding debt securities aggregating $425.0 million and to repay short-term debt incurred to retire $150 million of debt that matured in December 2002.

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

On December 31, 2002, Wisconsin Energy had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $1.0 billion of total consolidated short-term debt outstanding on such date.

Wisconsin Energy and its subsidiaries review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations. The following table summarizes such facilities at December 31, 2002:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	Apr-2003	364 day
Wisconsin Energy	500.0	$ -	500.0	Apr-2003	3 year
Wisconsin Electric	230.0	$ -	230.0	June-2003	364 day
Wisconsin Gas	185.0	$ -	185.0	Dec-2003	364 day

On April 9, 2002, Wisconsin Energy entered into an unsecured 364 day $300 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement. Assuming certain conditions are met, any outstanding loans under the facility can be converted to a one-year term loan. In addition to the Wisconsin Energy 364 day bank back-up credit facility, the Company has an unsecured three year $500 million bank back-up credit facility that will expire in April, 2003.

On June 26, 2002, Wisconsin Electric entered into an unsecured 364 day $230 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On December 11, 2002, Wisconsin Gas entered into an unsecured 364 day $175 million bank back-up credit facility to replace a credit facility that was expiring. On December 18, 2002, the credit facility was increased from $175 million to $185 million. The credit facility may be extended for an additional 364 days, subject to lender agreement.

During 2003, the Company intends to make arrangements for the construction financing of the We Power gas-based Port Washington Generating Station project. The exact nature of the financing arrangements have not yet been determined.

The following table shows Wisconsin Energy's consolidated capitalization structure at December 31:

Capitalization Structure	2002		2001
	(Millions of Dollars)

Common Equity	$2,139.4	33.5%	$2,056.1	31.4%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.1%	200.0	3.0%
Long-Term Debt (including
current maturities)	3,070.8	48.0%	3,721.6	56.7%
Short-Term Debt	953.1	14.9%	550.4	8.4%
Total	$6,393.7	100.0%	$6,558.5	100.0%
	======	=====	======	=====

As described in "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, certain restrictions exist on the ability of Wisconsin Energy's subsidiaries to transfer funds to Wisconsin Energy. The Company does not expect these restrictions to have any material effect on its operations or ability to meet its cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch as of December 31, 2002. Commercial paper of WICOR Industries is unrated.

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

In February 2003, Moody's placed under review for possible downgrade the security ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation. Moody's also placed under review for possible downgrade the long-term security ratings of Wisconsin Electric and Wisconsin Gas and confirmed the commercial paper rating of Wisconsin Electric and Wisconsin Gas. S&P's and Fitch's current outlook for Wisconsin Energy and its subsidiaries is stable.

Wisconsin Energy believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel and any manufacturing acquisitions, are currently estimated to be $693 million during 2003 attributable to the following operating segments:

	Estimated	Actual
Capital Expenditures	2003	2002
	(Millions of Dollars)

Utility Energy	$455	$405
Non-Utility Energy
Power the Future	186	53
Other	5	40
Manufacturing	20	15
Other	27	44
Total	$693	$557
	====	====

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

The capital required to support the $3.0 billion of new generation over the next decade is expected to come from a combination of internal and external sources. With the dividend reduction that began in 2001, the Company is expected to retain almost $90 million per year of additional cash flows, which will provide substantial funding for new generation. The Company is also divesting non-utility assets which will provide additional cash. The new generating plants will be constructed by We Power, a non-utility subsidiary, and leased to Wisconsin Electric under 25-30 year lease agreements. It is expected that Wisconsin Electric will recover the lease payments in its utility rates. It is anticipated that the Company will need external financing as the plants are constructed, but the cash flows from the lease payments, the asset divestitures and the additional cash retained within the Company as a result of the dividend reduction are expected to eliminate the need for additional equity financing.

Pension Investments:   The Company has funded its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. The Company has recorded a minimum pension liability as of December 31, 2002 for $113.5 million due to the negative returns on pension assets and lower discount rates.

Guardian Pipeline:   As previously disclosed, the Company's subsidiary WICOR, Inc., is an equal one third joint venture partner in the Guardian Pipeline project ("Guardian"). In November 2001, Guardian Pipeline, L.L.C. obtained $170 million of fixed rate financing for the project, secured by guarantees severally from each partner, or an affiliate of each of the partners, for their one third share of the debt financing. The guarantees are effective during the construction of the project and approximately the first six months of commercial operation. Guardian began commercial operation during the fourth quarter of 2002.

Financial Instruments:   Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is approximately $135 million as of December 31, 2002. However, the Company believes the likelihood is remote that material payments will be required under these agreements. See "Note O -- Guarantees" in the Notes to Consolidated Financial Statements in Item 8 for more information.

Contractual Obligations/Commercial Commitments:   The Company has the following contractual obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr.	1-3 years	3-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$15.2	$231.0	$761.3	$1,880.7	$2,888.2
Capital Lease Obligations (c)	56.1	89.9	71.1	437.5	654.6
Operating Lease Obligations (d)	33.6	77.0	77.8	88.2	276.6
Unconditional Purchase Obligations (e)	8.9	81.3	3.3	11.8	105.3
Other Long-Term Obligations (f)	268.2	351.0	151.8	245.4	1,016.4
Total Contractual Cash Obligations	$382.0	$830.2	$1,065.3	$2,663.6	$4,941.1
	====	====	=====	=====	=====

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Energy and affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Leases Obligations for purchased power for Wisconsin Energy and affiliates.

(e)	Unconditional Purchase Obligations for information technology and other services for utility and We Power operations.

(f)

Primarily other Long-Term Obligations under various contracts of Wisconsin Energy and affiliates for the procurement of fuel, power, gas supply and associated transportation, primarily related to utility operations.

Obligations for utility operations by Wisconsin Energy's utility affiliates have historically been included as part of the rate making process and therefore are generally recoverable from customers.

Guarantees:   Wisconsin Energy provides various guarantees supporting certain of its subsidiaries. The guarantees issued by Wisconsin Energy guarantee payment or performance by its subsidiaries under specified agreements or transactions. As a result, the Company's exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of the guarantees issued by Wisconsin Energy limit the exposure of the Company to a maximum amount stated in the guarantees. See "Note O -- Guarantees" in the Notes to Consolidated Financial Statements in Item 8 for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

The Company is exposed to market and other significant risks as a result of the nature of its businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to:

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

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. The PSCW has authorized dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utilities' gas cost recovery mechanisms, see "Rates and Regulatory Matters" below.

Regulatory Recovery Risk:   The electric operations of Wisconsin Electric burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-based plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears some regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted above, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2002, 2001 and 2000, actual fuel and purchased power costs at Wisconsin Electric exceeded base fuel rates by $2.3 million, $0.1 million and $25.9 million, respectively. In 2002 and 2001, the rates included a fuel surcharge.

Weather:   The rates of Wisconsin Electric and Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues of Wisconsin Electric and Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information in the utility segment's service territory during 2002, 2001 and 2000, as measured by degree-days, may be found above in "Results of Operations".

Temperature can also impact demand for electricity in regions where the Company has invested in non-utility energy assets or projects. In addition, to the extent weather conditions incurred in various regions are extreme rather than normal or mild the manufacturing segment demand for products can be impacted.

Interest Rate Risk:   The Company, including its affiliates, has various short-term borrowing arrangements to provide working capital and general corporate funds. Wisconsin Energy also has variable rate long-term debt outstanding at December 31, 2002. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

The Company performed an interest rate sensitivity analysis at December 31, 2002 of its outstanding portfolio of $953.1 million short-term debt with a weighted average interest rate of 1.51% and $176.6 million of variable-rate long-term debt with a weighted average interest rate of 1.88%. A one-percentage point change in interest rates would cause the Company's annual interest expense to increase or decrease by approximately $9.5 million before taxes from short-term borrowings and $1.8 million before taxes from variable rate long-term debt outstanding.

On September 24, 2002, Wisconsin Energy entered into a treasury lock agreement in order to mitigate Wisconsin Energy's interest rate risk associated with the anticipated issuance of fixed-rate debt. This treasury lock agreement locked in the underlying Treasury yield for $100 million of an anticipated $200 million debt issuance expected by the end of the first quarter 2003. Under a treasury lock agreement, Wisconsin Energy agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for the notional amount of the instrument based on: a) the yield of a U.S. treasury bond at the date when the agreement is established and b) the yield of a U.S. treasury bond at the date when the agreement is settled, which typically coincides with the debt issuance. The treasury rate lock agreement was entered into with a major financial institution in order to minimize counterparty credit risk.

Marketable Securities Return Risk:   The Company funds its pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other postretirement benefit and nuclear decommissioning expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Energy expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators. However, the Company is currently operating under a PSCW ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2002, the Company held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$861.2
Nuclear decommissioning trust fund	$550.0
Other postretirement benefits trust funds	$137.8

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

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Board-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. An asset/liability study is periodically conducted by an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% in equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs or decreased distributions to Wisconsin Electric.

Non-Utility Wholesale Price Risk:   The Company is exposed to non-utility wholesale price risks in the operations of its non-utility segment. Some of the markets in which the Company operates non-utility energy generation assets have become oversaturated. The Company has experienced a decline in capacity contracts in these markets. The Company uses diversification in its portfolio of businesses to reduce its exposure to wholesale electric price fluctuations.

Independent Power Project ("IPP") Market Risk:   Prior to the September 2000 Power the Future strategic announcement, the Company made significant commitments to develop, build and own non-utility power plants. Subsequent to September 2000, the Company made significant progress in exiting many of these projects, which resulted in gains during 2001 and 2000 and losses in 2002. As of December 31, 2002, the Company had approximately $350 million of investments in non-utility energy assets. Management believes that the projected cash flows from these investments over the life of these assets will exceed the recorded carrying value. However, the market value of some of these investments is currently believed not to exceed cost. In the fourth quarter of 2001 and continuing into 2002, the IPP market experienced a significant decline driven by several factors, including the softening economy, the financial viability of energy companies with large IPP investments, lower forward electric price curves and a significant tightening of credit to this market. These factors may adversely impact the timing, proceeds and the gain or loss on future sales of non-utility energy assets.

Foreign Currency Exchange Rate Risk:   The Company manages foreign currency market risks through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not significant to the Company.

The Company generally uses natural hedges to minimize exposures to the revaluation of assets and liabilities denominated in foreign currencies. The Company's net exposure at December 31, 2002 was immaterial.

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

RATES AND REGULATORY MATTERS

The PSCW regulates retail electric, natural gas, steam and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission ("FERC") regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission ("MPSC") regulates retail electric rates in the state of Michigan. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

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

Wisconsin Electric Power Company:   The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities. See "Rates and Regulatory Matters" above for the web site addresses where the related rate orders can be found.

	Incremental
	Annualized		Authorized
	Revenue	Percent	Return on
	Increase	Change	Common	Effective
Service -- Wisconsin Electric	(Decrease)	in Rates	Equity	Date
	(Millions)	(%)	(%)

Retail electric, WI (a)	$48.1	3.2%	-	10/22/02
Retail electric, MI (b)	$3.2	7.8%	11.0%	9/16/02
Fuel electric, MI	$1.6	3.8%	-	1/01/02
Retail gas (c)	$3.6	0.9%	12.2%	12/20/01
Fuel electric, WI (d)	$20.9	1.4%	-	5/03/01
Fuel electric, WI (d)	$37.8	2.5%	-	2/09/01
Fuel electric, MI	$1.0	2.4%	-	1/01/01
Retail electric, WI	$27.5	1.8%	12.2%	1/01/01
Retail electric, WI (e)	$11.3	0.8%	12.2%	8/30/00
Retail gas (e)	($3.6)	(0.9)%	12.2%	8/30/00
Retail electric, WI (e)	$25.2	1.7%	12.2%	4/11/00
Retail gas (e)	$11.6	3.1%	12.2%	4/11/00

(a)

In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of the ATC. The additional revenues will be offset by additional transmission costs.

(b)

In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million for Wisconsin Electric. In addition, the September 2002 order issued by the MPSC authorized the Company to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

(c)

In November 2001, the Milwaukee County Circuit Court overturned the PSCW's August 2000 final order for natural gas rates and the PSCW reinstated the higher April 2000 interim gas rate order, effective December 2001.

(d)	The February 2001 order was an interim order that was effective until the May 2001 final order was issued by the PSCW. The final May 2001 order superceded the February 2001 interim order.

(e)	The April 2000 order was an interim order that was effective until the August 2000 final order was issued by the PSCW. The retail gas August 2000 final order was amended in the December 2001 Order.

In March 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which was subject to potential refund, became effective in April 2000. Rates in the interim order were based upon a 12.2% return on common equity.

In August 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 2000 final order, the PSCW authorized a second $27.5 million (1.8%)

increase for electric operations effective in January 2001. Rates in the final order were based upon a 12.2% return on common equity.

In November 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. In November 2001 the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded the case back to the PSCW for action. The PSCW did not challenge the court's decision and authorized the Company to increase natural gas rates by $3.6 million effective in December 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures were subject to refund at the end of 2001 to the extent that actual expenditures were less than forecasted expenditures included in the final order. During 2002, the Company accrued a $1.1 million refund liability associated with the electric safety and reliability spending requirements subject to PSCW review and future resolution. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for the revenue requirement components associated with NOx expenditures. Wisconsin Electric's actual NOx remediation expenditures resulted in an under-spent balance of approximately $11.9 million in the escrow account at the end of 2002. The NOx escrow balance will be impacted by future NOx expenditures and rate making activities.

The Company has the ability to request biennial rate reviews for certain "carve out" items. The Company is currently evaluating the need for regulatory relief for the year beginning January 1, 2004.

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of ATC, which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. Wisconsin Electric was also seeking to recover associated incremental transmission costs of the Midwest Independent Transmission System Operator Inc., the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and MPSC. In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48 million of annual costs reflecting lower projected transmission costs through 2005 than estimated by the Company. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. The October 2002 order is expected to increase annual revenues and operating costs by $48 million, with an insignificant impact to net earnings.

Wisconsin Gas Company:   Wisconsin Gas rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established in 1994 and expired on October 31, 2001. Under this mechanism, Wisconsin Gas had the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. Pursuant to that PSCW directive, Wisconsin Gas rates remain at the same levels as were set prior to the expiration of the Productivity-based Alternative Ratemaking Mechanism.

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

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. In December 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected power supply cost shortfall in January 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. In February 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order in May 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the final order, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs as a result of the surcharges authorized in 2001. During 2002 and 2001, the Company did not over recover fuel costs.

During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until such time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

In addition, as previously reported, on June 4, 2001, two consumer advocacy groups petitioned the Dane County Circuit Court for review of decisions related to authorization by the PSCW for Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners alleged that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both interim and final orders and remand the case to the PSCW. The case was settled and, in May 2002, the Dane County Circuit Court issued a final order dismissing the petition.

In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 the Company filed a request with the PSCW to increase Wisconsin retail electric rates by $55.0 million annually to recover forecasted increases in fuel and purchased power costs. Under the current fuel cost adjustment procedure, Wisconsin Electric expects to receive an interim order from the PSCW authorizing an increase in electric rates in March 2003. The interim order would be subject to refund pending the PSCW audit and final order later in the year.

Gas Cost Recovery Mechanism:   As a result of the acquisition of WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric had operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW, while the Wisconsin Gas GCRM included an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For both companies, the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

In February 2001, the PSCW issued an order to Wisconsin Electric and to Wisconsin Gas authorizing a similar GCRM for each company. These new GCRMs, which were effective in April 2001, are similar to the existing GCRM at Wisconsin Gas. Under the new GCRMs, gas costs are passed directly to customers through a purchased gas adjustment clause. However, both companies have the opportunity to increase or decrease earnings by up to approximately 2.5% of their total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW. Recent changes in the benchmarks applied resulted in no significant impact in current earnings under the GCRM in 2002 and 2001 compared to an increase in the earnings for Wisconsin Gas of $3.0 million before tax in 2000.

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

Ixonia Lateral:   In April 2002, Wisconsin Gas announced that construction of the 35-mile lateral ("Ixonia Lateral") to connect its distribution system to the Guardian Pipeline would be delayed until the spring of 2003 in order to obtain all permits and easements. On August 30, 2002, Wisconsin Gas filed a request with the PSCW for approval of an increased cost estimate for the Ixonia Lateral. The original cost estimate of $62 million has increased to approximately $97.5 million based on an in-service date in the fourth quarter of 2003.

On January 15, 2003, Wisconsin Gas received from the WDNR a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with WDNR and interested parties. Wisconsin Gas filed in February 2003 updated cost estimates reflecting additional costs of approximately $14.0 million required by the WDNR permit conditions. The Ixonia Lateral continues to be economically feasible and provides substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service during the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas Company's application to construct and operate the Ixonia Lateral. The petitioners allege, among other issues, that the final environmental impact statement ("FEIS") for this pipeline project did not meet applicable legal requirements and that affected landowners' due process rights were not satisfied during the PSCW review process. After briefing of the issues and oral argument, the Jefferson County Circuit Court on November 5, 2002, rendered a decision denying the petitions for review and request for injunctive relief with one modification by the Court which narrowed the approved pipeline route corridor from 800 to 200 feet. On December 18, 2002, the landowner filed a Notice of Appeal of the Court decision to the Wisconsin Court of Appeals.

These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002, WDNR decision which concluded that the FEIS for the Guardian Pipeline and Ixonia Lateral projects fully complied with the Wisconsin Environmental Policy Act. These petitions for review and associated proceedings have been stayed by the Jefferson County Circuit Court pending resolution of the proceedings for the court review of the PSCW's order.

Power the Future Port Washington Order:   The PSCW issued its written order on December 20, 2002 granting We Power a CPCN to commence construction of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington, Wisconsin generating station ("Port Units 1 & 2"). The Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and ATC to construct required transmission system upgrades to serve the Port Washington station. As part of the Order the PSCW also approved in substance the lease agreements and related documents under which Wisconsin Electric will staff, operate and maintain Port Units 1 & 2. Key financial terms of the leased generation contracts include:

  Initial lease term of 25 years with provisions for subsequent renewals at reduced rates;
  Cost recovery over a 25 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
  Authorized rate of return of 12.7% on equity for lease calculation purposes;
  Fixed construction cost of the 2 Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate; and
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Order, which do not include the key financial terms.

We Power is required to begin construction of Port Unit 1 no later then 12 months after it receives all necessary federal, state and local permits. We Power anticipates commencing construction of Port Unit 1 during the summer of 2003. We Power has entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for Port Unit 1. Before beginning construction of Port Unit 2, the Order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. We Power expects to begin the collection of certain amounts as provided for in the leased generation contracts from Wisconsin Electric in 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer such costs for recovery in future rates.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed on April 10, 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the Michigan Public Service Commission's final order in Case No. U-12725, which awarded the Company a $3.2 million rate increase and changed the procedures by which the Company recovers the cost of obtaining transmission services. The Company believes the Commission will prevail in defense of its order.

Edison Sault Electric Company:   In September 1995, the MPSC approved Edison Sault's application to implement price cap regulation for its electric customers in the state of Michigan, capping base rates at existing levels, rolling its existing fuel cost adjustment procedure or Power Supply Cost Recovery ("PSCR") factor into base rates and suspending its existing PSCR clause. Edison Sault is required to give thirty days notice for rate decreases. The order authorizing Edison Sault's price cap represents a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances. In October 2000, Edison Sault filed a report with the MPSC addressing its experience under the price-cap mechanism. In September 2001, Edison Sault submitted an application to reinstate its PSCR clause in January 2002 and to incorporate therein 2002 incremental ATC charges and certain miscellaneous costs. In October 2001, Edison Sault filed an application with the MPSC to establish its PSCR factor for the year 2002. In April 2002, the MPSC issued orders authorizing Edison Sault to reimplement its PSCR clause, beginning May 1, 2002. PSCR revenues collected during 2002 are subject to a true-up hearing.

Electric Transmission Cost Recovery:   Consistent with the requests in Wisconsin noted above, both Wisconsin Electric and Edison Sault filed requests with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for Wisconsin Electric and $0.6 million for Edison Sault through the Michigan Power Supply Cost Recovery mechanism. In April 2002, the MPSC issued an order that authorized Edison Sault to reimplement a Power Supply Cost Recovery clause which included the transmission costs from ATC in its determination. In September 2002 the MPSC issued an order that authorized Wisconsin Electric to recover transmission costs in its Power Supply Cost Recovery Clause prospectively. During the fourth quarter of 2002, the Company filed a separate request with the MPSC for ATC start-up and incremental ATC cost deferrals to date that amounted to approximately $1.2 million.

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

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2002. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. Deliveries were curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2003. However, extremely hot weather, unexpected equipment failure or unavailability could require Wisconsin Electric to call upon load management procedures during 2003 as it has in past years.

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

Wisconsin Energy is currently pursuing a proactive strategy to manage its environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of the Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-based generating facilities, (4) entering into a voluntary multi-emission agreement with the Wisconsin Department of Natural Resources to reduce emissions of SO2, NOx, and mercury by 45-50%, 60-65%, and 50%, respectively, within 10 years from Wisconsin Electric's coal-based power plants in Wisconsin, (5) recycling of ash from coal-based generating units and (6) the clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note G -- Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-based generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

Ozone Non-Attainment Rulemaking:   In October 1998, the EPA promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision was issued in March 2000 excluding the state of Wisconsin but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemaking proceedings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the EPA for the Lake Michigan region's severe non-attainment areas.

Michigan's and Wisconsin's rules are both in effect. Wisconsin Electric currently expects to incur total annual expenditures of $12.7 million to $18.4 million and annual operation and maintenance costs of $1 million during the period 2003 through 2004 to comply with the Michigan and Wisconsin rules. Wisconsin Electric believes that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules have not been finalized and will likely be revised if finalized at some future date. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-based generating facilities.

Manufactured Gas Plant Sites:   Wisconsin Electric and Wisconsin Gas are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Manufacturing Segment:   WICOR Industries has provided reserves sufficient to cover its estimated costs related to known contamination associated with its manufacturing facilities.

EPA Information Requests:   Wisconsin Electric and Wisvest-Connecticut LLC., formerly a wholly owned subsidiary of Wisvest, each received requests during 2001 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim back to the lower court for retrial. In January 2002, the Wisconsin Supreme Court denied the plaintiffs' petition for review. Plaintiffs' claims were settled during 2002 for a total cost of $17.3 million. For further information, see "Note R -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Other:   Wisvest has an investment of approximately $30 million in a cogeneration plant in the State of Maine, called Androscoggin Energy LLC which is operated by a third party. Androscoggin has an energy services agreement with a customer which receives steam from the cogeneration plant. The customer has filed a lawsuit against Androscoggin alleging breach of the energy services agreement. In November 2002, a federal judge awarded partial summary judgment to the customer against Androscoggin. A trial will be scheduled in 2003 for the determination of damages to be awarded, if any, under the claim. This dispute could significantly impair the Company's investment in Androscoggin.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2002, 2001, and 2000, Point Beach provided 22%, 25% and 23% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission ("NRC") operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW and a decision to relicense the units, the project may be completed by May 2007 and could add approximately 90 megawatts of electrical output to Point Beach.

NMC has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by mid-2003. Based upon the results of this evaluation and subject to approval by executive management and by the Board of Directors of Wisconsin Energy and Wisconsin Electric, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the NRC, in early 2004 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

In August 2001, the NRC issued Bulletin 2001-01, Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles, requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. NMC responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC conducted more thorough inspections of the reactor pressure vessel head and nozzles during the Spring 2002 Unit 2 refueling outage and found no indications of degradation. On August 9, 2002, NRC issued Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," providing additional NRC expectations for reactor vessel head examinations. As a result of this new NRC guidance, NMC conducted more extensive examinations of the Unit 1 reactor pressure vessel head during the Fall 2002 refueling outage. The results of these examinations were also acceptable. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations. The estimated cost of this capital expenditure is approximately $40 million in 2002 dollars.

On July 12, 2002, the NRC issued a Notice of Violation and provided its final significance determination, upholding its April 8, 2002 preliminary red finding for Point Beach related to a potential failure of the plant's auxiliary feedwater system under certain postulated accident scenario analyses. In November 2001, as part of a comprehensive risk assessment, plant employees discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC conducted an inspection in September 2002 to gather additional information. On October 2, 2002, the NRC determined that treatment as an old design issue not representative of current performance is appropriate. However, NRC's consideration of this finding in their assessment of Point Beach's current overall performance is presently on hold pending final resolution of a subsequent issue involving the plant's auxiliary feedwater system. On October 24, 2002, while conducting post-maintenance testing, plant employees discovered the potential for another common mode failure mechanism under specific conditions for the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Analysis and evaluation of the susceptibility of the auxiliary feedwater system to this failure mode, assessment of the safety significance of this postulated condition, and interactions with NRC to achieve appropriate resolution are continuing. The Company is currently unable to estimate the impact, if any, that may result.

Nuclear Insurance:   The Price-Anderson Act, as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant. A provision extending the Price-Anderson Act through the end of 2003 was adopted by Congress in February 2003.

Used Nuclear Fuel Storage and Disposal:   During 1995, Wisconsin Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers. The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. NMC is under contract with a new vendor to supply the next generation of used fuel dry storage containers for Point Beach.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $185.3 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of December 2002, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the United States Department of Energy. Damages continue to accrue, and, accordingly, Wisconsin Electric expects to seek recovery of its damages in this lawsuit.

In January 2002, as required by the Nuclear Waste Policy Act, the Secretary of Energy notified the Governor of Nevada and the Nevada Legislature that he intended to recommend to the President that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. On February 14, 2002, the Secretary provided the formal recommendation to the President. In a February 2002 letter to Congress, the President expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Nuclear Waste Policy Act. On April 8, 2002, the Nevada Governor announced the state's official disapproval of the President's recommendation. On May 8, 2002, the U.S. House of Representatives endorsed the President's recommendation to develop the Yucca Mountain site as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. On July 9, 2002, the U.S. Senate approved Yucca Mountain as such a repository. The President signed the resolution on July 23, 2002 which now clears the way for the U.S. Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress has generally stalled subsequent to the California price and supply problems in early 2001. States that had restructured and implemented retail access before the California problems generally have not gone back to traditional regulation. Several states (Arkansas, Montana, New Mexico and Oklahoma) have delayed retail access or plan to implement limited retail access (Nevada and Oregon). Texas and Michigan implemented restructuring by offering retail access on January 1, 2002. FERC has come out strongly supporting large Regional Transmission Organizations ("RTOs") which will affect the structure of the wholesale market. The timeline for restructuring and retail access has been stretched out, and it is uncertain when retail access will happen in Wisconsin. There are many federal bills on electric industry restructuring currently before the U.S. House and Senate. These bills are receiving some attention, but the direction is not clear as both the House and Senate do not appear to have developed a strong vision of where they want the industry to go. Major issues in industry restructuring are: deregulating existing generation, unbundling transmission and generation from distribution costs, implementing RTOs, and market power mitigation. This list of issues is not all-inclusive, nor do all items need to be accomplished by a "date-certain." The Company continues to focus on infrastructure issues through its Power the Future growth strategy.

Restructuring in Wisconsin:   Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  Addition of new generating capacity in the state;
  Modifications to the regulatory process to facilitate development of merchant generating plants;
  Development of a regional independent electric transmission system operator;
  The previously described formation of a statewide transmission company, American Transmission Company LLC, which became operational January 1, 2001; and
  Improvements to existing and addition of new electric transmission lines in the state.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan:   Electric utility revenues are regulated by the MPSC. In June 2000, the Governor of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the MPSC to implement electric retail access in Michigan. The new law provides that as of January 1, 2002 all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer. The Michigan Retail Access law was characterized by the Michigan Governor as "Choice for those who want it and protection for those who need it."

As of January 1, 2002, Michigan retail customers of Wisconsin Electric and Edison Sault were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. Wisconsin Electric and Edison Sault have maintained their generation capacity and distribution assets and provide regulated service as they have in the past. Wisconsin Electric and Edison Sault continue providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in the companies' service territories in Michigan has been limited. No alternate supplier activity has occurred in the companies' service territories in Michigan, reflecting the small market area, the companies' competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:   In 1999, the state of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation is not expected to have a material impact on Wisconsin Electric's business. Wisconsin Electric has one wholesale customer in Illinois, the City of Geneva, whose contract is scheduled to expire on December 31, 2005. However, Wisvest's wholly-owned subsidiary, Calumet Energy Team, LLC, does compete in the Illinois electric generation market with power produced from its 308 MW gas based peaking plant that entered commercial operation in 2002. Wisconsin Energy believes that the Illinois choice legislation will not materially affect Calumet Energy's operating results.

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

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS 123, as amended by SFAS 148.

In January 2003, the FASB authorized issuance of Interpretation 46, Consolidation of Variable Interest Entities. Interpretation 46, which is effective for interim periods beginning after June 15, 2003, which requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in Interpretation 46. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46. The Company expects to begin application of this Interpretation July 1, 2003.

In October 2000, the FASB issued two exposure drafts: Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both, and Proposed Amendment to FASB 6 to Revise the Definition of Liabilities. In March 2003, the FASB is expected to authorize issuance of SFAS 149, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which is effective at the beginning of the first interim period beginning after June 15, 2003, requiring classification of mandatorily redeemable instruments as liabilities. The Company expects to adopt SFAS 149 effective July 1, 2003. The Company will reclassify its mandatorily redeemable instruments to long-term debt upon adoption of SFAS 149.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles ("GAAP") requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of Wisconsin Energy's financial condition and results of operations and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   Wisconsin Energy's utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2002, the Company had $650.6 million in regulatory assets and $327.2 million in regulatory liabilities. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Pension and Postretirement Plans:   The Company has significant pension and postretirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

Goodwill and Other Intangible Assets:   As a result of adoption of SFAS 142 Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002, the Company is required to perform annual assessments of its goodwill for impairment by applying fair-value-based tests. As of December 31, 2002, Wisconsin Energy had $833 million of goodwill on its balance sheet attributable to the gas utility and manufacturing businesses of WICOR, Inc., which was acquired in April 2000 (see "Note D -- Mergers and Acquisitions" in the Notes to Consolidated Financial Statements). To perform its annual impairment test of goodwill, Wisconsin Energy is required to make various assumptions regarding these tests including assumptions about the future profitability of its gas utility and manufacturing operations correlated with published projections for other similar businesses. A significant change in these markets, including the market values for similar assets, or in the Company's projections could result in the recognition of a goodwill impairment loss related to a decrease in the goodwill asset.

The Company reviewed its goodwill for impairment as of January 1, 2002 upon adoption of SFAS 142 and during the third quarter of 2002 as part of its annual test as required by SFAS 142. In both cases, the Company determined that there were no impairments to the recorded goodwill balance for any of its reporting units.

Unbilled Revenues:   The Company records utility operating revenues when energy is delivered to its customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, line losses and applicable customer rates.

Asset Retirement Obligations:   Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. SFAS 143 applies primarily to decommissioning costs for the utility energy segment's Point Beach Nuclear Plant. Using a discounted future cash flow methodology, the Company estimated that its nuclear asset retirement obligation was approximately $673 million at January 1, 2003. Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing.

For additional information concerning adoption of SFAS 143 and the Company's estimated nuclear asset retirement obligation, see "Note B -- Recent Accounting Pronouncements" and "Note G -- Nuclear Operations" in the Notes to Consolidated Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect its future results of operations and financial condition include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.
  The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues
Utility energy	$2,852.1	$2,964.8	$2,556.7
Non-utility energy	167.2	337.3	372.8
Manufacturing	685.2	585.1	382.2
Other	31.7	41.3	51.0
Total Operating Revenues	3,736.2	3,928.5	3,362.7

Operating Expenses
Fuel and purchased power	594.1	660.1	682.1
Cost of gas sold	574.9	823.8	594.7
Cost of goods sold	513.2	434.7	282.0
Other operation and maintenance	1,046.1	978.3	942.4
Depreciation, decommissioning and amortization	320.6	342.1	336.3
Property and revenue taxes	87.8	84.6	80.3
Asset valuation charges	141.5	-	-
Total Operating Expenses	3,278.2	3,323.6	2,917.8

Operating Income	458.0	604.9	444.9

Other Income and Deductions
Interest income	5.8	18.2	20.3
AFUDC-equity	4.3	1.9	2.6
Gains (loss) on asset sales	(3.6)	27.5	98.7
Equity in earnings (losses) of unconsolidated affiliates	22.9	26.0	(2.3)
Other	14.5	(73.0)	(39.3)
Total Other Income and Deductions	43.9	0.6	80.0

Financing Costs
Interest expense	221.2	245.0	243.5
AFUDC-debt	(6.9)	(13.3)	(13.6)
Distributions on preferred securities of subsidiary trust	13.7	13.7	13.7
Preferred dividend requirement of subsidiary	1.2	1.2	1.2
Total Financing Costs	229.2	246.6	244.8

Income Before Income Taxes and the
Cumulative Effect of Change in Accounting Principle	272.7	358.9	280.1

Income Taxes	105.7	150.4	125.9
Income Before the Cumulative
Effect of Change in Accounting Principle	167.0	208.5	154.2
Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	10.5	-
Net Income	$167.0	$219.0	$154.2
	=====	=====	=====

Earnings Per Share Before Change in Accounting Principle
Basic	$1.45	$1.78	$1.28
Diluted	$1.44	$1.77	$1.27

Earnings Per Share
Basic	$1.45	$1.87	$1.28
Diluted	$1.44	$1.86	$1.27

Weighted Average Common Shares Outstanding (Millions)
Basic	115.4	117.1	120.6
Diluted	116.3	117.9	121.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2002	2001

	(Millions of Dollars)

Property, Plant and Equipment
Utility energy	$7,368.7	$7,075.3
Non-utility energy	182.5	21.5
Manufacturing	164.5	142.2
Other	243.0	205.6
Accumulated depreciation	(4,007.4)	(3,826.4)
	3,951.3	3,618.2
Construction work in progress	274.0	380.2
Leased facilities, net	110.3	116.0
Nuclear fuel, net	63.2	73.6
Net Property, Plant and Equipment	4,398.8	4,188.0

Investments
Nuclear decommissioning trust fund	550.0	589.6
Investment in ATC	148.6	146.5
Other	158.0	154.9
Total Investments	856.6	891.0

Current Assets
Cash and cash equivalents	43.6	47.0
Accounts receivable, net of allowance for
doubtful accounts of $56.4 and $48.0	479.2	434.2
Other accounts receivable	-	116.4
Accrued revenues	209.1	178.6
Materials, supplies and inventories	455.1	431.0
Assets held for sale	-	403.1
Prepayments	85.1	83.7
Deferred income taxes - current	59.1	8.7
Other	8.5	12.2
Total Current Assets	1,339.7	1,714.9

Deferred Charges and Other Assets
Deferred regulatory assets	650.6	324.9
Goodwill, net	833.1	832.1
Other	286.1	377.8
Total Deferred Charges and Other Assets	1,769.8	1,534.8

Total Assets	$8,364.9	$8,328.7
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2002	2001

	(Millions of Dollars)
Capitalization
Common equity	$2,139.4	$2,056.1
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,030.5	3,237.3
Total Capitalization	5,400.3	5,523.8

Current Liabilities
Long-term debt due currently	40.3	484.3
Short-term debt	953.1	550.4
Accounts payable	317.6	309.8
Payroll and vacation accrued	89.0	75.1
Taxes accrued - income and other	63.7	33.1
Interest accrued	36.7	39.0
Other	125.5	115.4
Total Current Liabilities	1,625.9	1,607.1

Deferred Credits and Other Liabilities
Deferred income taxes - long term	568.0	547.2
Accumulated deferred investment tax credits	70.9	75.8
Deferred regulatory liabilities	327.2	328.1
Minimum pension liability	113.5	-
Other	259.1	246.7
Total Deferred Credits and Other Liabilities	1,338.7	1,197.8

Commitments and Contingencies (Note Q)	-	-

Total Capitalization and Liabilities	$8,364.9	$8,328.7
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

2002	2001	2000
(Millions of Dollars)
Operating Activities
Net income	$167.0	$219.0	$154.2
Reconciliation to cash
Depreciation, decommissioning and amortization	361.8	377.5	372.8
Nuclear fuel expense amortization	27.3	32.3	27.4
Equity in (earnings) losses of unconsolidated affiliates	(22.9)	(26.0)	2.3
Asset valuation charges	141.5	-	-
Deferred income taxes and investment tax credits, net	(25.0)	(12.8)	5.7
Accrued income taxes, net	30.7	(20.3)	15.9
Losses (gains) on asset sales	3.6	(27.5)	(98.7)
Change in -	Accounts receivable and accrued revenues	(66.8)	187.5	(188.0)
Other accounts receivable	116.4	-	-
Inventories	10.2	(38.7)	(68.9)
Other current assets	7.6	62.4	22.1
Accounts payable	4.0	(119.2)	163.5
Other current liabilities	(1.9)	(108.6)	47.8
Other	(42.2)	45.0	4.9
Cash Provided by Operating Activities	711.3	570.6	461.0

Investing Activities
Capital expenditures	(556.8)	(672.5)	(611.0)
Acquisitions and investments	(39.7)	(35.7)	(1,234.7)
Proceeds from asset sales and divestitures, net	310.0	294.4	408.4
Nuclear fuel	(20.7)	(9.9)	(41.6)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Other	(41.0)	(37.8)	(24.0)
Cash Used in Investing Activities	(365.8)	(479.1)	(1,520.5)

Financing Activities
Issuance of common stock	52.6	51.6	89.3
Repurchase of common stock	(52.3)	(133.6)	(100.8)
Dividends paid on common stock	(92.4)	(93.8)	(165.3)
Issuance of long-term debt	46.8	1,313.7	513.9
Retirement of long-term debt	(485.6)	(98.2)	(137.4)
Change in short-term debt	182.0	(1,124.7)	826.8
Cash (Used in) Provided by Financing Activities	(348.9)	(85.0)	1,026.5

Change in Cash and Cash Equivalents	(3.4)	6.5	(33.0)

Cash and Cash Equivalents at Beginning of Year	47.0	40.5	73.5

Cash and Cash Equivalents at End of Year	$43.6	$47.0	$40.5
====	====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$235.6	$196.4	$223.6
Income taxes (net of refunds)	$90.9	$166.8	$82.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2002	2001
		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $.01 par value; authorized 325,000,000 shares;
outstanding - 116,027,724 and 115,420,724 shares		$1.2	$1.2
Other paid in capital		778.5	763.8
Retained earnings		1,359.5	1,284.9
Accumulated other comprehensive income loss		(7.5)	(10.8)
Unearned compensation - restricted stock award		(3.3)	(4.2)
Stock options exercisable		11.0	21.2
Total Common Equity		2,139.4	2,056.1

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-
Wisconsin Gas - Cumulative without par value; authorized
1,500,000 shares; none outstanding		-	-
Total Preferred Stock		30.4	30.4

Company-obligated mandatorily redeemable preferred securities of subsidiary
trust holding solely debentures of the Company, 6.85% due 2039		200.0	200.0

Long-Term Debt
First mortgage bonds
	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	100.0	100.0
	6.85% due 2021	9.0	9.0
	7-3/4% due 2023	100.0	100.0
	7.05% due 2024	60.0	60.0
	9-1/8% due 2024	-	3.4
	8-3/8% due 2026	-	100.0
	7.70% due 2027	200.0	200.0

Debentures (unsecured)
	6-5/8% due 2002	-	150.0
	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	2.8	3.5
	8-1/4% due 2022	25.0	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0
	6.60% due 2013	45.0	45.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION - (Cont'd)
December 31

	2002	2001
	(Millions of Dollars)
Long-Term Debt - (Cont'd)
Notes (secured, nonrecourse)
3.18% variable rate due 2005 (a)	$7.0	$7.2
Variable rate due 2005	-	180.5
6.36% effective rate due 2006	4.4	5.5
6.90% due 2006	1.1	1.1
7.125% due 2007	4.3	-
3.554% variable rate due 2003-2009 (a)	4.2	4.1
2% stated rate due 2011	1.3	-

Notes (unsecured)
6.33% due 2002	-	12.0
6.66% due 2003	10.6	10.6
6-3/8% due 2005	65.0	65.0
6.85% due 2005	10.0	10.0
1.80% variable rate due 2006 (a)	1.0	1.0
5.875% due 2006	550.0	550.0
6.36% effective rate due 2006	4.8	6.0
7.00% to 8.00% due 2001-2008	2.9	3.1
5.50% due 2008	300.0	300.0
6.21% due 2008	20.0	20.0
6.48% due 2008	25.4	25.4
5-1/2% due 2009	50.0	50.0
6.50% due 2011	450.0	450.0
6.51% due 2013	30.0	30.0
1.80% variable rate due 2015 (a)	17.4	17.4
1.75% variable rate due 2016 (a)	67.0	67.0
6.94% due 2028	50.0	50.0
1.80% variable rate due 2030 (a)	80.0	80.0

Commercial paper supported by multiple-year bank lines	-	220.8

Obligations under capital leases	218.2	211.4
Unamortized discount, net and other	(35.6)	(42.4)
Long-term debt due currently	(40.3)	(484.3)
Total Long-Term Debt	3,030.5	3,237.3

Total Capitalization	$5,400.3	$5,523.8
	======	======

(a) Variable interest rate as of December 31, 2002.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other		Stock
	Common	Other Paid	Retained	Comprehensive	Unearned	Options
	Stock	In Capital	Earnings	Income (Loss)	Compensation	Exercisable	Total
	(Millions of Dollars)

Balance - December 31, 1999	$1.2	$838.3	$1,170.8	$ -	($2.5)	$ -	$2,007.8
Net Income			154.2				154.2
Other comprehensive income
Foreign currency translation				(0.7)			(0.7)
Minimum pension liability				(2.2)			(2.2)
Comprehensive Income (loss)	-	-	154.2	(2.9)	-	-	151.3
Common stock cash
dividends $1.37 per share			(165.3)				(165.3)
Common stock issued		89.3					89.3
Repurchase of common stock		(100.8)					(100.8)
Restricted stock award					(1.4)		(1.4)
Conversion of WICOR restricted
stock awards					(1.2)		(1.2)
Amortization and forfeiture
of restricted stock					1.2		1.2
Conversion of WICOR stock options						35.9	35.9
Stock options exercised
and other		5.6				(6.5)	(0.9)
Tax benefit of stock options exercised		0.9					0.9
Balance - December 31, 2000	1.2	833.3	1,159.7	(2.9)	(3.9)	29.4	2,016.8
Net Income			219.0				219.0
Other comprehensive income
Foreign currency translation				(1.4)			(1.4)
Unrealized hedging losses				(6.5)			(6.5)
Comprehensive Income (loss)	-	-	219.0	(7.9)	-	-	211.1
Common stock cash
dividends $0.80 per share			(93.8)				(93.8)
Common stock issued		51.6					51.6
Repurchase of common stock		(133.6)					(133.6)
Restricted stock awards					(1.6)		(1.6)
Amortization and forfeiture
of restricted stock					1.3		1.3
Stock options exercised		8.2				(8.2)	-
Tax benefit of stock options exercised		4.9					4.9
Other		(0.6)					(0.6)
Balance - December 31, 2001	1.2	763.8	1,284.9	(10.8)	(4.2)	21.2	2,056.1
Net Income			167.0				167.0
Other comprehensive income
Foreign currency translation				3.0			3.0
Minimum pension liability				(0.8)			(0.8)
Unrealized hedging gains				1.1			1.1
Comprehensive Income	-	-	167.0	3.3	-	-	170.3
Common stock cash
dividends $0.80 per share			(92.4)				(92.4)
Common stock issued		52.6					52.6
Repurchase of common stock		(52.3)					(52.3)
Amortization and forfeiture
of restricted stock		(0.2)			0.9		0.7
Stock options exercised		10.2				(10.2)	-
Tax benefit of stock options exercised		4.5					4.5
Other		(0.1)					(0.1)
Balance - December 31, 2002	$1.2	$778.5	$1,359.5	($7.5)	($3.3)	$11.0	$2,139.4
	===	=====	======	====	====	====	======

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
  Non-Utility Energy Segment -- Consisting primarily of Wisvest Corporation ("Wisvest") engaged principally in independent electric power production and W.E. Power LLC ("W.E. Power"); engaged principally in the design, development and construction of electric power generating facilities for long term lease to Wisconsin Electric; and
  Manufacturing Segment -- Consisting of WICOR Industries, Inc., an intermediate holding company, and its primary subsidiaries, Sta-Rite Industries, Inc., SHURflo Pump Manufacturing Co. and Hypro Corporation; engaged in the manufacture of pumps as well as fluid processing and pump filtration equipment.

Other non-utility subsidiaries of Wisconsin Energy include primarily Minergy Corp., which develops and markets recycling technology products, and Wispark LLC ("Wispark"), which develops and invests in real estate. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Wisconsin Electric's rates include base amounts for estimated fuel and purchased power costs. It can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the Public Service Commission of Wisconsin ("PSCW") and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates. Wisconsin Electric's and Wisconsin Gas' retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs.

Property and Depreciation:   Utility property, plant and equipment is recorded at cost. Cost includes material, labor, overhead and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation when property is retired.

Capitalized software costs associated with regulated operations are included in the subcaption "Utility Energy" under the caption "Property, Plant and Equipment" on the Consolidated Balance Sheet. As of December 31, 2002 and 2001, capitalized software costs totaled $68.9 million and $79.6 million, respectively. Capitalized software costs associated with non-utility companies as of December 31, 2002 and 2001 are approximately $0.2 million and $1.2 million, respectively.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 2002, 4.6% in 2001, and 4.5% in 2000. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note G).

Other property, plant and equipment is recorded at cost. Cost includes material, labor, overhead and capitalized interest. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Other Income and Deductions - Gain (loss) on asset sales" in the Consolidated Income Statements.

Depreciation expense is accrued at straight-line rates over the estimated useful lives of the assets. For manufacturing property, depreciation expense is primarily included in cost of goods sold.

Estimated useful lives for non-regulated assets are 3 to 10 years for manufacturing equipment, 3 to 28 years for other non-utility equipment, 2 to 5 years for software and 30 to 40 years for non-utility buildings.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is shown as an offset to interest expense and the return on stockholders' capital (AFUDC-equity) is an item of other income.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC-debt and equity at the following rates during the periods indicated:

September 1, 2000 -- continuing	10.18%
June 1, 1998 -- August 31, 2000	10.21%

Prior to August 31, 2000, based on PSCW authorization, Wisconsin Electric accrued an AFUDC on 50% of all construction work in progress. In a rate order dated August 30, 2000, the PSCW authorized the Company to accrue AFUDC on all electric utility nitrogen oxide (NOx) remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on such projects. In addition, the August 2000 PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

As approved by the PSCW in September 2001, Wisconsin Gas began to accrue AFUDC on a significant gas pipeline lateral project at a rate of 10.32%. Wisconsin Gas has not accrued AFUDC on any other construction work in progress.

Earnings Per Common Share:   Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is less than basic earnings per share due to the potentially dilutive effects of stock options.

Materials, Supplies and Inventories:   Inventory at December 31 consists of:

Materials,
Supplies and Inventories	2002	2001
	(Millions of Dollars)

Fossil Fuel	$124.4	$103.7
Natural Gas in Storage	91.9	107.1
Materials and Supplies	97.2	89.0
Manufacturing	141.6	131.2
Total	$455.1	$431.0
	====	====

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are priced using the weighted-average method of accounting. Approximately 82% of the manufacturing inventories in 2002 and 2001 were priced using the last-in, first-out method (not in excess of the market), with the remaining inventories priced using the first-in, first-out method. If the first-in, first-out method of accounting had been used exclusively, manufacturing inventories would have been $0.3 million lower at December 31, 2002 and $0.3 million higher at December 31, 2001.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized through 2001 on a straight-line basis over its estimated life, which was generally 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which eliminated the annual amortization of goodwill. For further information, see Note B.

Regulatory Accounting:   The utility energy segment accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). As of December 31, 2002, the Company had approximately $24.0 million of regulatory assets that were not earning a return. All regulatory assets have been deferred pursuant to specific rate orders, or by a generic order issued by the Company's primary regulator. Regulatory assets are expected to be recovered in rates no longer than 20 years.

Deferred regulatory assets and liabilities at December 31 consist of:

Deferred Regulatory Assets and Liabilities	2002	2001
	(Millions of Dollars)
Deferred Regulatory Assets
Unrecognized pension costs (See Note N)	$288.5	$ -
Deferred income tax related (See Note F)	139.6	144.4
Deferred transmission costs	62.5	22.3
Other plant related -- capital lease (See Note J)	47.2	39.0
Environmental costs	46.9	43.9
Postretirement benefit costs	25.6	28.4
Department of Energy assessments	13.3	15.9
Lightweight aggregate plant	12.2	16.8
Bad debt costs	7.0	(0.7)
Other, net	7.8	14.9
Total Deferred Regulatory Assets	$650.6	$324.9
	====	====

Deferred Regulatory Assets and Liabilities	2002	2001
	(Millions of Dollars)
Deferred Regulatory Liabilities
Deferred pension - income	$139.6	$150.9
Deferred income tax related (See Note F)	134.5	132.3
NOx escrow	11.9	8.6
Other, net	41.2	36.3
Total Deferred Regulatory Liabilities	$327.2	$328.1
	====	====

As of December 31, 2002, the Company recorded a minimum pension liability of $113.5 million to reflect the funded status of its pension plans. The Company has concluded that substantially all of the unrecognized pension costs which arose from recording the minimum pension liability under SFAS 87 qualify as a regulatory asset. As such, as of December 31, 2002, the Company recorded a pre-tax regulatory asset totaling $288.5 million.

In connection with the WICOR acquisition, the Company recorded the funded status of Wisconsin Gas pension and postretirement medical plans at fair value. Due to the expected regulatory treatment of these items, a regulatory liability (Deferred pension - income) was also recorded and is being amortized over the average remaining service life of 15 years ending 2015.

Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. Included in Investments on the Consolidated Balance Sheet at December 31, 2002 and 2001, are conservation investments of $6.0 million and $11.6 million, respectively, which are amortized to income based upon PSCW order.

During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000 to a deferred regulatory asset account, which is being amortized over the five year period ending December 31, 2005.

Derivative Financial Instruments:   The Company has derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), however use of financial instruments is limited and is immaterial during the years ended December 31, 2002, 2001 and 2000. For further information, see Notes J and L.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will materially affect its operations.

Assets Held for Sale:   Property, equipment and goodwill related to businesses held for sale are carried at the lower of cost or estimated fair value less costs to sell. As of December 31, 2002, there were no assets classified as Held for Sale. For Assets Held for Sale recorded prior to January 1, 2002, in accordance with the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), the Company recorded an impairment loss on its property held for sale whenever the carrying value could not be fully recovered through the estimated cash flows including net sale proceeds. Effective December 31, 2000, the Company stopped depreciating assets classified as held for sale, which for the years ended December 31, 2002 and 2001 resulted in a reduction of depreciation expense of $0.05 and $0.05 per share, respectively. There was no similar reduction in 2000 as assets were identified as held for sale at December 31, 2000. The amount of any impairment loss to be recognized would be the excess of the asset's carrying value compared to the asset's estimated fair value. Adjustments for an impairment loss for such assets were made in each period as necessary to report these assets at the lower of carrying value or estimated fair value less costs to sell.

Investments:   Investments of Witech Corporation ("Witech"), a wholly owned venture capital company, are reported at fair value with changes in fair value reported annually. Investments in other affiliated companies in which the Company does not maintain control are accounted for using the equity method.

Income Taxes:   Wisconsin Energy files a consolidated Federal income tax return. As such, Wisconsin Energy allocates Federal current tax expense benefits and credits to its subsidiaries based on their separate tax computations.

Stock Options:   The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" (See Note H).

Nuclear Fuel Amortization:   The Company leases nuclear fuel and amortizes it to fuel expense as the power is generated, generally over a period of 60 months.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company assessed the fair value of its SFAS 142 reporting units by considering future discounted cash flows. This analysis was supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilized the information available in the circumstances, including reasonable and supportable assumptions and projections. The Company has determined that there was no impairment to the recorded goodwill balance for any of its reporting units at the date of adoption of SFAS 142. The Company has elected to perform its annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of the annual 2003 impairment test date for any of the Company's reporting units.

The adoption of SFAS 142 by Wisconsin Energy and elimination of goodwill and indefinite-lived intangible asset amortization on January 1, 2002 resulted in an increase in net income of $21.2 million for 2002.

The following table presents pro forma net income, basic earnings per share and diluted earnings per share as if SFAS 142 had been adopted at the beginning of fiscal 2000.

	2002	2001	2000

Net Income (Millions of Dollars)
Reported Net Income	$167.0	$219.0	$154.2
Pro forma Net Income	$167.0	$240.2	$169.1

Basic earnings per share
Reported Net Income	$1.45	$1.87	$1.28
Pro forma Net Income	$1.45	$2.05	$1.40

Diluted earnings per share
Reported Net Income	$1.44	$1.86	$1.27
Pro forma Net Income	$1.44	$2.04	$1.39

The following table presents the details of the Company's identifiable intangible assets which are included on the consolidated balance sheets in "Other Assets".

		Accumulated
	Gross Value	Amortization	Net Book Value
December 31, 2002	(Millions of Dollars)

Total amortizable intangible assets	$21.3	$6.2	$15.1
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.0	$8.3	$67.7
	====	===	====

December 31, 2001

Total amortizable intangible assets	$21.0	$4.6	$16.4
Total non-amortizable intangible assets	54.4	2.1	52.3
Total intangible assets	$75.4	$6.7	$68.7
	====	===	====

The amount of amortization expense included in operating income for identifiable intangibles was $1.6 million, $2.9 million and $1.8 million for 2002, 2001 and 2000, respectively. The estimated future annual intangible amortization expense for the years 2003 through 2006 is estimated to be $1.6 million per year and $1.2 million for the year 2007.

The following table presents the changes in goodwill during fiscal 2002:

	Balance at			Balance at
Reporting Unit	Dec 31, 2001	Acquired	Adjustments (a)	Dec 31, 2002
	(Millions of Dollars)

Utility Energy	$442.9	$ -	$ -	$442.9
Non-Utility Energy (b)	53.9	-	(53.9)	-
Manufacturing	389.2	2.8	(1.8)	390.2
	$886.0	$2.8	($55.7)	$833.1
	=====	====	=====	=====

(a)

The adjustment for the non-utility energy reporting unit represents an impairment recorded in the first quarter of 2002 (See Note C). The adjustment for the manufacturing reporting unit includes ($2.6) million relating to the final purchase accounting calculation for an acquisition partially offset by $0.8 million of currency translation adjustments.

(b)	The Non-Utility Energy balance is included in assets held for sale on the balance sheet as of December 31, 2001.

Long-Lived Assets:   In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted January 1, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121. Under this statement, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. The Company applied the criteria of this standard to assets previously reported as held for sale under SFAS 121 and, in accordance with SFAS 144, reclassified those assets as held and used at December 31, 2002.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective January 1, 2003.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes primarily decommissioning costs for the Point Beach Nuclear Plant ("Point Beach"). It also applies to a smaller extent to several other utility assets including: active ash landfills, water treatment basins, removal of certain coal handling equipment and water intake facilities located on lakebed, and the dismantlement of certain hydro facilities. Other than for Point Beach, the Company's asset retirement obligations as of January 1, 2003 will not be significant.

As it relates to regulated operations, the Company believes that adoption of SFAS 143 results primarily in timing differences in the recognition of legal asset retirement costs that the Company is currently recovering in rates and will be deferring such differences under SFAS 71 (See Note A).

Prior to January 2003, the Company recorded nuclear decommissioning charges in Accumulated Depreciation. Upon adoption of SFAS 143, the Company will reverse the $550 million it had previously recorded in Accumulated Depreciation, and it will record a liability of approximately $673 million, and a net asset of approximately $30 million. The difference between amounts previously recorded and the net SFAS 143 liability will be deferred as a regulatory asset and is expected to approximate $93 million. The asset retirement obligations for active ash landfills, water treatment basins and the removal of certain coal handling equipment and water intake facilities located on lakebeds cannot be reasonably estimated due to an indeterminate life for the associated assets. The time period until retirement is unknown at the current time and therefore no liability was recorded for these obligations with the adoption of SFAS 143.

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of December 31, 2002, the Company estimates that it has approximately $570 million of such regulatory liabilities recorded in Accumulated Depreciation.

C -- CHARGES

In the first quarter of 2002, the Company recorded a non-cash impairment charge of $141.5 million ($92.0 million after tax or $0.79 per share). The impairment charge primarily related to two non-utility energy assets previously classified as Held for Sale: the Company's Wisvest-Connecticut, LLC power plants and costs associated with a 500 megawatt power island consisting of gas turbine generators and related equipment (See Note E).

In the first quarter of 2002, the Company determined that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy markets resulting from many factors, including lower forward electric price curves, tightening of credit to non-regulated energy companies and a soft economy. The fair value of these assets was determined based on bids received on the Wisvest-Connecticut generating plants and prices from other third party sale transactions for comparable gas turbines. This led to the impairment charge on non-utility energy assets of $0.71 per share.

In addition, the Company recorded an impairment charge of $0.08 per share related to the decline in value of a venture capital investment, whose results are included in the "Other Corporate & Reconciling Eliminations" column under the Segment Reporting information in Note P of the Notes to Consolidated Financial Statements.

In 2001, the Company recorded a non-cash charge of $0.21 per share primarily related to the decline in the value of a venture capital investment.

During the fourth quarter of 2000, the Company recorded one-time charges totaling $0.69 per diluted share. Of this, $0.33 per share related to severance and employee benefits and merger-related items. In connection with the WICOR merger and the divestiture of non-core businesses, approximately 300 employees received severance benefits under severance agreements and enhanced retirement initiatives. The Company has paid all of the anticipated expenses except approximately $0.7 million of severance benefits as of December 31, 2002. No other adjustments were made to the reserves. The Company also recorded charges totaling $0.26 per share during the fourth quarter of 2000 related to the valuation of non-core investments. The Company reviewed its non-core businesses and investments and determined that the expected future cash flows on certain investments, including real estate, international waste to energy projects and energy marketing companies would not exceed the historical costs of those investments. In addition, the Company made a contribution of $0.10 per share after tax to the Wisconsin Energy Foundation to assist it in becoming self-funding.

D -- MERGERS AND ACQUISITIONS

Utility Energy Segment

WICOR, Inc.:   On April 26, 2000, the Company acquired all of the outstanding common stock of WICOR, Inc. ("WICOR"), a diversified utility holding company. The purchase price included the payment of $1.2 billion of cash, the assumption of stock options and restricted shares valued at $37.1 million and the payment of $10.2 million in transaction costs. The Company also assumed approximately $267 million of existing WICOR debt. The cash purchase price of approximately $1.2 billion was funded with commercial paper borrowings, which have since been refinanced with long-term debt. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"), and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. In accordance with APB 16, the purchase price has been allocated to assets acquired and liabilities assumed based upon an estimate of fair value at the date of acquisition while approximately $818 million was recorded as goodwill that has been amortized through December 31, 2001 based upon a 40-year estimated life. Portions of the purchase price allocation were identified by independent appraisers utilizing proven valuation procedures and techniques.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the WICOR acquisition had been completed as of the beginning of fiscal 2000.

			Pro forma (a)
Wisconsin Energy Corporation	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)

Total Operating Revenues	$3,736.2	$3,928.5	$3,801.4
Net Income	$167.0	$219.0	$153.8

Earnings Per Share
Basic	$1.45	$1.87	$1.28
Diluted	$1.44	$1.86	$1.27

(a) Pro forma assumes that the WICOR acquisition occurred on January 1, 2000, and includes estimated merger-related costs from January 2000 through April 2000.

Manufacturing Segment

During 2002, 2001 and 2000, the Company completed acquisitions of several relatively small companies. The aggregate purchase price for these transactions was approximately $17 million, $36 million and $33 million, respectively. They were financed using corporate working capital and short-term borrowings. The acquisitions were accounted for as purchases, and the acquired companies' results of operations are included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired companies was approximately $2 million, $23 million and $22 million, respectively, which was recorded as goodwill and other intangibles. Due to the immaterial nature of the transactions, Wisconsin Energy has not presented pro forma financial information.

E -- ASSET SALES AND DIVESTITURES

During 2000, the Company's management announced a strategy, which, among other things, identified the divestiture of non-core investments. These assets primarily related to non-utility energy investments and real estate.

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

On December 6, 2002, Wisvest completed the sale of Wisvest-Connecticut to Public Service Enterprise Group. Wisvest had recognized an impairment charge in the first quarter of 2002 to reduce the carrying amount of the entity to the estimated fair market value of the entity.

Effective January 1, 2001, Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $254.9 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. No gain or loss was recorded in this transaction. During 2001, ATC issued debt and distributed $119.8 million of cash back to Wisconsin Electric and Edison Sault as a partial return of the original equity contribution. As of December 31, 2002, the Company had an equity interest of approximately 42.5% in ATC through Wisconsin Electric and Edison Sault. Wisconsin Energy is represented by one out of fourteen board members, each of which has one vote. Due to the voting requirements, no individual member has more than 8% of the voting control. The Company accounts for its investment under the equity method.

As of December 31, 2002, the Company had approximately $300.0 million of non-utility energy assets, excluding W.E. Power. Based upon projections of the expected undiscounted cash flows from these assets, the Company has concluded that it will recover its costs. However, the values that could be realized if the Company immediately disposed of certain assets are believed to be less than their carrying amounts.

F -- INCOME TAXES

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

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2002	2001	2000
	(Millions of Dollars)

Current tax expense	$153.0	$163.2	$120.2
Deferred income taxes, net	(42.4)	(7.8)	10.3
Investment tax credit, net	(4.9)	(5.0)	(4.6)
Total Income Tax Expense	$105.7	$150.4	$125.9
	=====	=====	=====

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2002		2001		2000
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$96.5	35.0%	$125.6	35.0%	$98.5	35.0%
State income taxes
net of federal tax benefit	22.4	8.1%	26.3	7.3%	20.7	7.4%
Unrealized capital loss	-	-	-	-	7.5	2.7%
Investment tax credit restored	(4.9)	(1.8%)	(5.0)	(1.4%)	(4.6)	(1.6%)
Amortization of goodwill	-	-	6.6	1.8%	4.2	1.5%
Historical rehabilitation credit	(6.0)	(2.2%)	-	-	-	-
Other, net	(2.3)	(0.3%)	(3.1)	(0.8%)	(0.4)	(0.1%)
Total Income Tax Expense	$105.7	38.8%	$150.4	41.9%	$125.9	44.9%
	=====	=====	=====	=====	=====	=====

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2002	2001	2002	2001
	(Millions of Dollars)

Property-related	$ -	$ -	$691.9	$673.9
Construction advances	-	-	(75.7)	(70.9)
Decommissioning trust	-	-	(59.0)	(55.0)
Contested liability payment	(2.4)	(44.5)	-	-
Recoverable gas costs	3.7	(0.4)	-	-
Uncollectible account expense	17.7	11.7	-	-
Employee benefits
and compensation	16.6	16.7	(0.2)	1.2
Asset impairment charge	10.8	10.8	-	-
Other	12.7	14.4	11.0	(2.0)
Total Deferred Income Taxes	$59.1	$8.7	$568.0	$547.2
	====	====	=====	=====

Wisconsin Electric, Wisconsin Gas and Edison Sault have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A). As of December 31, 2002 and 2001, the Company had not recorded $24.0 million and $12.0 million of tax benefits primarily related to state loss carryforwards due to the uncertainty of the ability to benefit from these losses in the future. Such loss carrryforwards begin to expire in 2006.

G -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company, a company that, as of December 31, 2002, provides services to nine nuclear generating units in the Midwest. Nuclear Management Company is owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

Nuclear Insurance:   The Price-Anderson Act, as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.4 billion, of which $200 million is covered by liability insurance purchased from private sources. The remaining $9.2 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $13.2 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $10.5 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

Nuclear Decommissioning:   Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning expense was $17.6 million for each of the years ended 2002, 2001 and 2000. As of December 31, 2002, and 2001, the Company had the following Nuclear Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.

	2002	2001
	(Millions of Dollars)
Funding and Realized Earnings	$458.6	$434.8
Unrealized Gains	91.4	154.8
Total	$550.0	$589.6
	====	====

In Accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund were determined on the basis of specific identification; net unrealized holding gains on the fund were recorded as part of the fund and as part of accumulated depreciation.

The Company records decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. As of December 31, 2002 and 2001, the Company had accumulated provisions for decommissioning expense of $550.0 million and $589.6 million, respectively. Such amounts were included on the consolidated balance sheets under Accumulated Depreciation.

Beginning January 1, 2003, the Company adopted SFAS 143 Accounting for Asset Retirement Obligations. Under SFAS 143, the Company recorded a liability on its balance sheet for the net present value of the expected cash flows associated with the Company's legal obligation to decommission its nuclear plants. The Company estimates that this liability was approximately $673 million as of January 1, 2003. Under SFAS 71, Accounting for the Effects of Certain Types of Regulation, the Company recorded a regulatory asset for the amounts that the Asset Retirement Obligation liability exceeded amounts collected in rates. The Company estimates that this regulatory asset was approximately $93 million as of January 1, 2003. In the future, if the SFAS 143 liability is less than the amounts funded, then the Company would expect to record a regulatory liability for the difference based on the expected rate treatment from its primary regulator.

The asset retirement liability as calculated under SFAS 143 is based on several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is performed and the interest rate to discount the future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes. Under SFAS 143, the Company estimated an 85% probability of plant relicensing based strictly on industry averages. The Company has not made a decision to apply for relicensing.

In 2002, the Company engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs, and non-nuclear demolition costs. These costs are excluded from the calculation of the SFAS 143 liability. The 2002 site specific study estimated that the cost to decommission the plant in 2002 year dollars was approximately $1,072 million.

The following table reconciles the regulatory funding liability with the anticipated SFAS 143 liability as of January 1, 2003:

(Millions of Dollars)
SFAS 143 liability	$673
Costs included in regulatory funding
Fuel management costs	151
Non-nuclear demolition	88
Timing of future cash flows	160
Total regulatory funding liability	$1,072
=====

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, the Company does not expect to make any nuclear decommissioning expenditures in excess of $1.0 million before the year 2009.

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2002, Wisconsin Electric recorded its remaining estimated liability equal to projected special assessments of $10.7 million. A deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next five years ending in 2007.

H -- COMMON EQUITY

During 2000, the Board of Directors approved a common stock repurchase plan which authorized the Company to purchase up to $400 million of its shares of common stock in the open market over the following 24 months. Through December 31, 2002 Wisconsin Energy purchased approximately 13.1 million shares of common stock for $286.7 million. In December 2002 the plan was extended to December 31, 2004. The Company retires the stock that is purchased.

Wisconsin Energy issued approximately 2.7 million new shares of common stock each year during 2002 and 2001. These shares were primarily issued through employee benefit plans and the dividend reinvestment plan. Proceeds totaled approximately $52.6 million during 2002 and $51.6 million during 2001.

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

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The following is a summary of the Company's stock options issued through December 31, 2002.

	2002		2001		2000
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
Stock Options	Options	Price	Options	Price	Options	Price

Outstanding at January 1	7,135,463	$19.16	6,216,835	$17.81	1,234,700	$28.11
Granted	2,465,815	$22.88	2,168,825	$20.94	1,198,211	$19.95
Conversion of WICOR options	-	-	-	-	4,571,345	$13.71
Exercised	(1,284,500)	$13.47	(990,136)	$13.36	(735,948)	$12.49
Forfeited	(9,588)	$24.38	(260,061)	$23.81	(51,473)	$25.86
Outstanding at December 31	8,307,190	$21.21	7,135,463	$19.16	6,216,835	$17.81
	=======		=======		=======

Exercisable at December 31	4,267,604	$20.56	3,724,398	$17.45	4,647,406	$16.08
	=======		=======		=======

As of December 31, 2002, 463,450 of the outstanding options have "cliff vesting" terms and are exercisable four years after the grant date, while 6,109,351 of the options vest on a straight-line "graded" basis over a four-year period from the grant date and 130,000 of the options vest on a straight-line "graded" basis over a three-year period from the grant date. All outstanding options expire no later than eleven years from the date of grant. On January 2, 2003, the Board of Directors granted 2,151,679 stock options to officers and key employees of the Company with an exercise price of $25.41 per option.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Average		Average
		Exercise	Life	Exercise
Range of Exercise Prices	Number	Price	(years)	Number	Price

$8.79 to $15.55	1,108,005	$12.82	4.6	1,108,005	$12.82
$19.50 to $20.39	2,678,287	$20.11	7.6	1,257,520	$19.99
$21.51 to $23.05	3,256,143	$22.41	8.8	871,145	$22.20
$25.19 to $30.88	1,264,755	$27.80	5.4	1,030,934	$28.16
	8,307,190	$21.21	7.3	4,267,604	$20.56
	=======	=====	==	=======	=====

The Company applies APB 25 and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rate	5.6%	5.5%	6.4%
Dividend yield	3.5%	3.8%	4.0%
Expected volatility	25.5%	23.5%	21.0%
Expected life (years)	10	10	10
Pro forma weighted average fair
value of the Company's stock
options granted	$6.25	$5.04	$4.73

Had the Company expensed the 2002, 2001 and 2000 grants for stock-based compensation plans under SFAS 123, the Company's diluted earnings would have been reduced by $0.05, $0.03 and $0.01 per share, respectively.

	2002	2001	2000
	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$167.0	$219.0	$154.2
Pro forma	$162.0	$216.2	$153.0

Basic Earnings Per Common Share
As reported	$1.45	$1.87	$1.28
Pro forma	$1.40	$1.85	$1.27

Diluted Earnings Per Common Share
As reported	$1.44	$1.86	$1.27
Pro forma	$1.39	$1.83	$1.26

The Company has granted restricted shares of common stock to certain key employees. The following restricted stock activity occurred during 2002, 2001 and 2000:

	2002		2001		2000
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Market	of	Market	of	Market
Restricted Shares	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	243,941		204,941		103,250
Granted	-	-	77,650	$20.39	64,750	$21.12
WICOR restricted
shares converted	-	-	-	-	57,745	$20.73
Released / Forfeited	(24,889)	$20.64	(38,650)	$22.54	(20,804)	$25.01
Outstanding at December 31	219,052		243,941		204,941
	======		======		======

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to the Company other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, the market value of the restricted stock awards on the date of grant is recorded as a separate unearned compensation component of common stock equity and is then charged to expense over the vesting period of the awards. Adjustments are also made to expense for acceleration of vesting due to achievement of performance goals. Restricted stock compensation charged to expense during 2002, 2001 and 2000 was immaterial.

I -- TRUST PREFERRED SECURITIES

In March 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206 million of 6.85% junior subordinated debentures issued by Wisconsin Energy and due March 31, 2039. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. Wisconsin Energy initially used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest-Connecticut for the acquisition in mid-April 1999 of two fossil-fueled power plants and for repayment of short-term borrowings. WEC Capital Trust I has been consolidated into Wisconsin Energy's financial statements.

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

J -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2002, the maturities and sinking fund requirements through 2007 and thereafter for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)

2003	$15.2
2004	144.3
2005	86.7
2006	756.2
2007	5.1
Thereafter	1,880.7
Total	$2,888.2
======

Sinking fund requirements for the years 2003 through 2007, included in the preceding table, are $12.0 million. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

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

In April 1999, Wisvest-Connecticut issued $210 million of nonrecourse variable rate notes to help finance the acquisition of two fossil-fueled power plants and for related working capital. Associated with issuance of this debt, Wisvest-Connecticut entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. With a portion of the proceeds from the sale of Wisvest-Connecticut in December 2002, the Company terminated the interest rate swap and repaid all outstanding obligations under the swap and the nonrecourse variable rate notes.

Obligations Under Capital Leases:   In 1997, Wisconsin Electric entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric accounts for this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight-line basis over the original 25-year term of the contract.

The long-term power purchase contract is treated as an operating lease for rate-making purposes and the minimum lease payments are recorded as purchased power expense on the Consolidated Income Statements. Such payments totaled $22.3 million, $21.5 million and $21.0 million during 2002, 2001 and 2000, respectively. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs under capital lease accounting are recorded as a deferred regulatory asset - other property related -- capital lease (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense as the power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $1.9 million, $3.3 million and $3.9 million during 2002, 2001 and 2000, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2002	2001
	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(30.0)	(24.3)
Total Leased Facilities	$110.3	$116.0
	=====	=====

Nuclear Fuel
Under capital lease	$118.4	$127.5
Accumulated amortization	(63.7)	(80.0)
In process/stock	8.5	26.1
Total Nuclear Fuel	$63.2	$73.6
	=====	=====

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2002 are as follows:

	Purchase
	Power	Nuclear
Capital Lease Obligations	Commitment	Fuel Lease	Total
	(Millions of Dollars)

2003	$28.0	$28.1	$56.1
2004	29.0	17.9	46.9
2005	30.1	12.9	43.0
2006	31.2	5.2	36.4
2007	32.4	2.3	34.7
Thereafter	437.5	-	437.5
Total Minimum Lease Payments	588.2	66.4	654.6
Less: Estimated Executory Costs	(123.1)	-	(123.1)
Net Minimum Lease Payments	465.1	66.4	531.5
Less: Interest	(307.6)	(5.7)	(313.3)
Present Value of Net
Minimum Lease Payments	157.5	60.7	218.2
Less: Due Currently	-	(25.1)	(25.1)
	$157.5	$35.6	$193.1
	=====	====	=====

K -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2002		2001
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)
Banks
Domestic subsidiaries	$50.0	1.29%	$50.0	1.90%
Foreign subsidiaries	24.5	3.71%	12.2	3.93%
Commercial paper	878.6	1.46%	709.0	2.08%
Commercial paper classified
as long-term debt (Note J)	-	- %	(220.8)	2.13%
	$953.1	1.51%	$550.4	2.09%
	=====		=====

On December 31, 2002, Wisconsin Energy had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $1.0 billion of total consolidated short-term debt outstanding on such date.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require the companies to maintain a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

L -- DERIVATIVE INSTRUMENTS

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisvest-Connecticut, formerly a wholly-owned subsidiary of Wisvest, which was sold December 6, 2002 had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. For the year ended December 31, 2002, the Company recorded non-cash, after tax income of $12.7 million or $ 0.11 per share to reflect the changes in fuel oil prices during the year and the settlement of transactions.

At adoption in January 2001, SFAS 133 required that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate as a cumulative effect of a change in accounting principle. The adoption of SFAS 133 by Wisconsin Energy, related to the Wisvest-Connecticut fuel oil contracts, resulted in an increase in net income of $10.5 million or $0.09 per share reported as a cumulative effect of a change in accounting principle. Subsequently the Company recorded during 2001 a non-cash, after tax charge of $22.4 million or $0.20 per share to reflect the change in oil prices and the settlement of transactions during the year. Net SFAS 133 charges for 2001 were $11.9 million or $0.11 per share.

Wisconsin Energy has a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized to manage the cost of gas. The adoption of SFAS 133 on January 1, 2001 required the fair market values of these derivative instruments to be recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income. The impact of this transition as of January 1, 2001 was a $2.1 million reduction in Accumulated Other Comprehensive Income which was reclassified into earnings during 2001.

Changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2002 and 2001 the amount of hedge ineffectiveness was immaterial. Wisconsin Energy did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions as of December 31, 2002 was seven months and as of December 31, 2001 was ten months. Wisconsin Energy estimates that losses of $1.4 million will be reclassified from Accumulated Other Comprehensive Income into earnings during the first seven months of 2003 as the hedged transactions affect earnings.

During 2001, Wisconsin Energy settled several treasury lock agreements entered into to mitigate the interest rate risk associated with the issuance of $1 billion of intermediate-term unsecured senior notes in March 2001. Because these agreements qualified for cash flow hedge accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and is being amortized as an increase to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. For the year ended December 31, 2002, $0.7 million was reclassified to interest expense and Wisconsin Energy estimates that during the next twelve months, $0.8 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings. For the year ended December 31, 2001, $0.5 million was reclassified to interest expense.

On September 24, 2002, Wisconsin Energy entered into a treasury lock agreement in order to mitigate its interest rate risk associated with the anticipated issuance of fixed rate debt. The treasury lock agreement locked in the underlying Treasury yield for $100 million of an anticipated $200 million debt issuance expected by the end of the first quarter of 2003. As this agreement qualifies for cash flow hedge accounting treatment under SFAS 133, future changes in the fair market value of the agreement will be recorded as an asset or liability on the balance sheet and in

Accumulated Other Comprehensive Income. Upon settlement of the agreement, any gain or loss will be deferred in Accumulated Other Comprehensive Income and will be amortized to interest expense over the same period in which the interest cost on the debt issuance is recognized in income. As of December 31, 2002, the maximum length of time over which Wisconsin Energy is hedging its exposure to the variability in future cash flows of forecasted transactions is two months. Wisconsin Energy estimates that after tax gains of 0.04 million will be reclassified from Accumulated Other Comprehensive Income to interest expense during the next twelve months.

During the third quarter of 2002, Wisconsin Energy's regulated electric operations received approval from the PSCW to establish regulatory asset and liabilities in accordance with SFAS 71 to offset the effects of fair market value accounting for any electric-related contracts that qualify as derivatives under SFAS 133.

M -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Energy's recorded financial instruments at December 31 are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$550.0	$550.0	$589.6	$589.6
Preferred stock, no redemption required	$30.4	$17.5	$30.4	$16.7
Trust preferred securities	$200.0	$201.0	$200.0	$189.6
Long-term debt including
current portion	$2,888.2	$3,042.3	$3,552.6	$3,605.9

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note G). The fair values of Wisconsin Energy's preferred stock and trust preferred securities (see Note I) are estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Energy's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments and the treasury rate lock are equal to their carrying values as of December 31, 2002.

N -- BENEFITS

Pensions and Other Postretirement Benefits:   The Company provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of qualified and unqualified benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

			Other Postretirement
	Pension Benefits		Benefits
Status of Benefit Plans	2002	2001	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,035.8	$998.5	$279.9	$244.7
Service cost	23.6	23.9	8.2	6.8
Interest cost	73.0	73.7	21.1	18.7
Plan participants' contributions	-	-	7.4	6.0
Plan amendments	(1.2)	0.2	2.3	-
Actuarial loss	38.4	20.5	54.6	25.5
Acquisitions / divestitures	(20.3)	-	(1.9)	-
Benefits paid	(69.9)	(81.0)	(23.3)	(21.8)
Benefit Obligation at December 31	$1,079.4	$1,035.8	$348.3	$279.9

Change in Plan Assets
Fair Value at January 1	$1,062.7	$1,224.8	$148.8	$149.8
Actual (loss) on plan assets	(127.5)	(83.4)	(11.1)	(0.9)
Employer contributions	7.9	2.3	17.2	15.7
Plan participants' contributions	-	-	7.4	6.0
Acquisitions / divestitures	(12.0)	-	(1.2)	-
Benefits paid	(69.9)	(81.0)	(23.3)	(21.8)
Fair Value at December 31	$861.2	$1,062.7	$137.8	$148.8

Funded Status of Plans
Funded status at December 31	($218.1)	$26.9	($210.4)	($131.1)
Unrecognized
Net actuarial loss (gain)	402.6	142.2	136.8	63.6
Prior service cost	22.9	27.3	2.4	0.3
Net transition (asset) obligation	(4.6)	(6.9)	15.8	17.4
Net Asset (Accrued Benefit Cost)	$202.8	$189.5	($55.4)	($49.8)
	=====	=====	=====	=====

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$43.4	$229.9	$49.7	$47.5
Accrued benefit cost	(38.9)	(40.4)	(105.1)	(97.3)
Minimum liability	(113.5)	-	-	-
Intangible asset	23.3	-	-	-
Regulatory asset (See Note A)	288.5	-	-	-
Net amount recognized at end of year	$202.8	$189.5	($55.4)	($49.8)

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

			Other Postretirement
	Pension Benefits		Benefits
Benefit Plan Cost Components	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$23.6	$23.9	$17.7	$8.2	$6.8	$4.7
Interest cost	73.0	73.7	67.2	21.1	18.7	18.0
Expected return on plan assets	(101.1)	(105.0)	(89.0)	(12.6)	(13.0)	(11.3)
Amortization of:
Transition (asset) obligation	(2.3)	(2.3)	(2.3)	1.6	1.6	4.6
Prior service cost	3.4	3.5	3.9	0.2	0.1	0.1
Actuarial loss (gain)	3.5	1.1	0.6	4.7	1.5	(0.2)
Terminations/curtailment	-	-	1.2	-	-	8.8
Net Periodic Benefit Cost (Income)	$0.1	($5.1)	($0.7)	$23.2	$15.7	$24.7
	===	====	====	====	====	====

Weighted-Average Assumptions
Discount rate	6.75	7.25	7.5	6.75	7.25	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to	4.0 to	3.0 to	4.0 to	4.0 to	3.0 to
	5.0	5.0	5.0	5.0	5.0	5.0

Pension Plans:   As of December 31, 2002, approximately 71% of plan assets are invested in equity securities, and the balance of plan assets are invested in corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

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

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Electric, Wisconsin Gas and Edison Sault. Wisconsin Gas and Edison Sault have recorded deferred regulatory assets, which are being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amounts funded and SFAS 106 postretirement expenses through January 1, 1992.

In 2000, the benefit attribution period was modified for the Wisconsin Electric Postretirement medical plans to equal the 10 years of service following the later of age at hire or age 45. This change resulted in a "negative" plan amendment and a "plan curtailment".

The assumed health care cost trend rate for 2003 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$25.4	($22.8)
Total of service and interest cost components	$2.8	($2.5)

Savings Plans:   Certain operating subsidiaries of the Company sponsor savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $11.3 million, $11.5 million and $11.2 million during 2002, 2001 and 2000, respectively.

O -- GUARANTEES

Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2002 Wisconsin Energy and subsidiaries had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2002	Liability Recorded at Dec 31, 2002
Wisconsin Energy Guarantees (a)
Nonutility Energy	$60.0	$60.0	$-
Joint venture (Energy Affiliates)	59.9	44.8	-
Other	2.0	2.0	-

Wisconsin Electric Guarantees (a)	274.9	-	-
Subsidiary Guarantees (a)	13.3	13.3	-
Total	$410.1	$120.1	$-
	=====	=====	===

(a)	None of the guarantees have been recorded as a liability at December 31, 2002.

Wisconsin Energy has provided a $60 million guarantee for WICOR's one-third interest in the Guardian Pipeline project, which went into commercial operation in December 2002. Wisconsin Energy's expects to be released from this guarantee during the second quarter of 2003.

The Wisconsin Energy guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require Wisconsin Energy 's performance under the guarantees. The majority of these guarantees are on-going, terminating upon prior Wisconsin Energy notice to the third party. The remaining guarantees terminate during 2003.

Other Wisconsin Energy guarantees support obligations of affiliates to third parties under loan agreements. In the event the affiliates fail to perform under the loan agreements, Wisconsin Energy would be responsible for the obligations.

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust (See Note J). Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under the Wisconsin Electric's nuclear insurance program (See Note G).

Subsidiary guarantees support loan obligations between affiliates and third parties. In the event the loan obligations are not performed, the subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2002, the Company has recorded an estimated liability, based on an accrual analysis, of $8 million.

P -- SEGMENT REPORTING

Wisconsin Energy Corporation is a diversified holding company with subsidiaries in utility and non-utility businesses. Wisconsin Energy's reportable operating segments include a utility energy segment, a manufacturing segment, and a non-utility energy segment. Wisconsin Energy has organized its reportable operating segments based in part upon the regulatory environment in which its utility subsidiaries operate. In addition, the segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

The utility energy segment primarily includes Wisconsin Energy's electric and natural gas utility operations. The electric utility operation engages in the generation, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility operation is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. The manufacturing segment is responsible for the manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The non-utility energy segment derives its revenues primarily from independent power production activities.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for each of the years ended December 31, 2002, 2001 and 2000, is shown in the following table. Current year information is not comparable with the prior years due to the adoption of SFAS 142 (See Note B), which eliminated the amortization of goodwill, the elimination of $305 million of intercompany notes between the Utility Energy Segment and Corporate in December 2001, and a non-cash impairment charge of $141.5 million ($92.0 million after tax or $0.79 per share), primarily related to the Non-Utility Energy Segment (See Note C). The information for 2000 is not comparable to 2002 and 2001 due to the addition of the operating results of the WICOR subsidiaries subsequent to April 26, 2000, and the allocation of merger-related costs (principally interest and goodwill amortization expense) to the operating segments. Substantially all long-lived assets and operations of the Company are domestic.

				Other (a),
	Reportable Operating Segments			Corporate &
	Energy			Reconciling	Total
Year Ended	Utility	Non-Utility	Manufacturing	Eliminations (b)	Consolidated
	(Millions of Dollars)
December 31, 2002

Operating Revenues (b)	$2,852.1	$167.2	$685.2	$31.7	$3,736.2
Depreciation, Decommissioning
and Amortization (c)	$308.3	$5.1	$2.0	$5.2	$320.6
Operating Income (Loss)	$562.1	($132.0)	$56.2	($28.3)	$458.0
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$23.4	($8.5)	-	$8.0	$22.9
Net Income (Loss)	$295.2	($94.4)	$24.0	($57.8)	$167.0
Capital Expenditures (d)	$405.4	$92.7	$15.0	$43.7	$556.8
Total Assets	$6,719.5	$348.7	$924.5	$372.2	$8,364.9

December 31, 2001
Operating Revenues (b)	$2,964.8	$337.3	$585.1	$41.3	$3,928.5
Depreciation, Decommissioning
and Amortization (c)	$320.1	$1.7	$13.0	$7.3	$342.1
Operating Income (Loss)	$534.9	$36.2	$41.1	($7.3)	$604.9
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$23.4	$3.3	-	($0.7)	$26.0
Cumulative Effect of Change in
Accounting Principle, Net	-	$10.5	-	-	$10.5
Net Income (Loss)	$274.4	$18.7	$9.7	($83.8)	$219.0
Capital Expenditures (d)	$428.7	$127.7	$27.1	$89.0	$672.5
Total Assets	$6,423.9	$649.0	$907.9	$347.9	$8,328.7

				Other (a),
	Reportable Operating Segments			Corporate &
	Energy			Reconciling	Total
Year Ended	Utility	Non-Utility	Manufacturing	Eliminations (b)	Consolidated
	(Millions of Dollars)
December 31, 2000
Operating Revenues (b)	$2,556.7	$372.8	$382.2	$51.0	$3,362.7
Depreciation, Decommissioning
and Amortization (c)	$308.5	$10.9	$5.6	$11.3	$336.3
Operating Income (Loss)	$419.1	$1.8	$32.5	($8.5)	$444.9
Equity in Earnings (Losses)
of Unconsolidated Affiliates	-	$0.4	-	($2.7)	($2.3)
Net Income (Loss)	$160.0	$39.4	$7.5	($52.7)	$154.2
Capital Expenditures (d)	$400.0	$107.7	$20.3	$83.0	$611.0
Total Assets	$6,526.5	$597.9	$850.2	$431.5	$8,406.1

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material. An elimination is included in Operating Revenues of $3.1 million, $3.9 million and $1.9 million for 2002, 2001 and 2000, respectively.

(c)

The total manufacturing depreciation expense for 2002, 2001 and 2000 were $23.9 million, $32.6 million and $15.5 million, respectively, the majority of which are recorded in cost of goods sold for reporting purposes.

(d)	Excludes acquisitions.

Q -- RELATED PARTIES

American Transmission Company ("ATC"):   The Company has a 42.5% interest in ATC, a regional transmission company established in 2000 under Wisconsin legislation. During 2002 and 2001, the Company paid ATC $87.3 million and $72.9 million, respectively, for transmission services. The Company also provides a variety of operational, maintenance and project management work for ATC, which are reimbursed to the Company by ATC.

Guardian Pipeline:   The Company has a one third ownership interest in Guardian Pipeline, an interstate natural gas pipeline. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity (approximately 87% of the pipeline's total capacity) under the terms of a 10 year transportation agreement. Guardian began deliveries to Wisconsin Gas in December 2002.

R -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total capital expenditures are estimated to be approximately $693 million of which approximately $455 million, excluding the purchase of nuclear fuel, is attributable to the utility energy segment, $191 million is attributable to the non-utility energy segment, $20 million is attributable to the manufacturing segment, and $27 million is attributable to other.

Operating Leases:   The Company enters into long-term purchase power contracts to meet a portion of its anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)

2003	$33.6
2004	38.4
2005	38.6
2006	38.8
2007	39.0
Thereafter	88.2
Total	$276.6
=====

Giddings & Lewis, Inc./City of West Allis Lawsuit:   During 2002, Wisconsin Electric entered into Settlement Agreements and Releases with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) and the City of West Allis, thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreements and Releases, Wisconsin Electric paid $17.3 million as full and final settlement of all damage claims against Wisconsin Electric. These settlements resulted in a 2002 charge of approximately $0.09 per share for Wisconsin Energy. The Settlement Agreements were determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims.

On September 25, 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter covered by insurance. Wisconsin Electric intends to fully pursue any and all rights of recovery against its carriers under the applicable insurance policies.

As previously reported, in July 1999, a Milwaukee County Circuit Court jury had issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Kearney & Trecker , and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals, reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial was scheduled to commence on October 21, 2002.

On August 21, 2000 and September 29, 2000, two shareholders, who had made prior demands upon Wisconsin Energy and Wisconsin Electric to initiate a shareholder derivative suit against certain officers, directors, employees and agents as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy determined after investigation that a derivative proceeding was not in the Company's best interests. The Company agreed to mediation of the matter which resulted in an acceptable proposal to settle the cases. The Court granted preliminary approval of the settlement agreement on October 29, 2001 and authorized sending notice of the settlement to the shareholders. A final hearing on approval of the settlement agreement was held on January 25, 2002, at which time the Court gave final approval to the settlement and dismissed the cases. The settlement did not have a significant impact on financial position or results of operations.

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

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. The Company has performed a preliminary assessment of twenty-six sites, including fifteen manufactured gas plant sites previously used by Wisconsin Electric or Wisconsin Gas, and eleven coal ash disposal/landfill sites used by Wisconsin Electric, as discussed below. The

Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at four former manufactured gas plant sites, with remediation at additional sites currently being completed Other sites are being investigated or monitored. The Company estimates that the future costs for detailed site investigation and future remediation costs may range from $25-$52 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2002, the Company has established reserves of $28.1 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2002, 2001 and 2000, the Company incurred $2.1 million, $1.2 million and $2.9 million, respectively, in coal-ash remediation expenses.

As a result of the Cooperative Agreement, an innovative regulatory agreement signed with the Wisconsin Department of Natural Resources in February 2001, the Company is now able to recover fly ash from its landfills and mix it with coal for combustion at Pleasant Prairie Power Plant. In this way, the carbon left in the ash is recovered as "ash fuel" and the resulting fly ash produced is a high value product sold as a replacement for cement.

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

EPA Information Requests:   Wisconsin Electric received a request for information from the United States Environmental Protection Agency ("U.S. EPA") regional offices pursuant to Section 114(a) of the Clean Air Act, in December 2000 and a supplemental request in December 2002. These requests seek information relating to operations of the Company's power plants. Wisconsin Electric submitted information responsive to the December 2000 request and is in the process of submitting information responsive to the supplemental request. These information requests are similar to those issued by the U.S. EPA to numerous electric utility companies over the past two years. The Company will continue to cooperate with the U.S. EPA on these matters. At this time, Wisconsin Energy cannot predict whether the U.S. EPA will allege past violations that might subject the Company to fines or penalties.

Wisvest-Connecticut, formerly a wholly-owned subsidiary of Wisvest, received requests for information from the US EPA regional office pursuant to Section 114(a) of the Clean Air Act in May 2000 and February 2001. Wisvest-Connecticut submitted information responsive to these requests. All membership interests in Wisvest-Connecticut were sold on December 6, 2002 to PSEG Fossil, LLC, which is now the new owner and operator of the electric generating facilities that were the subject of the US EPA information requests. Additionally, any liabilities relating to the information requests which were covered under the guaranty of Wisvest and the Company to United Illuminating, the prior owner of the facilities, have been covered by a guaranty to Wisvest and the Company by PSEG Power, LLC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Wisconsin Energy Corporation and its subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, common equity and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The consolidated financial statements of Wisconsin Energy Corporation and its subsidiaries as of December 31, 2001, and for the year then ended, prior to the addition of the transitional disclosures discussed in Note B, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the change in accounting for derivatives effective January 1, 2001, in their report dated February 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note B, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note B, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in Note B, included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note B are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. See Exhibit 23.2 for further discussion. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As discussed in Note B of the Notes to Consolidated Financial Statements, the Company has presented the transitional disclosures for fiscal 2001 required by SFAS 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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
February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
   Stockholders of Wisconsin Energy Corporation

In our opinion, the consolidated statements of income, of common equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Wisconsin Energy Corporation and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2001, Wisconsin Energy Corporation announced that the Board of Directors, upon recommendation of its Audit and Oversight Committee, ended the engagement of PricewaterhouseCoopers LLP as the Company's independent public accountants and engaged Arthur Andersen LLP to serve as the Company's independent public accountants for the fiscal year ended December 31, 2001.

In July 2002, Wisconsin Energy Corporation announced that the Board of Directors, upon recommendation of its Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 2002.

For more information, see the Company's current reports on Form 8-K filed with the Securities and Exchange Commission on March 15, 2001 and July 8, 2002, respectively.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Item 1: Election of Directors -- Terms Expiring in 2006" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Energy's definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Stockholders to be held April 30, 2003 (the "2003 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers' of the Registrant" in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included under "Wisconsin Energy Corporation Common Stock Ownership" in the 2003 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the Company's equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,702,801 (1)	$21.71	12,953,993
Equity compensation plans not approved by security holders	-	-	-
Total (2)	6,702,801	$21.71	12,953,993
	=======		=======

(1)	Represents options to purchase Wisconsin Energy Corporation common stock granted under the Company's 1993 Omnibus Stock Incentive Plan.

(2)

Also outstanding were options to purchase 1,604,389 shares of Wisconsin Energy Corporation common stock at a weighted average exercise price of $14.90 per share granted under the stock option plans of WICOR and assumed in connection with the acquisition of WICOR in April 2000. No further awards were or will be made under the WICOR stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2002.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Capitalization at December 31, 2002 and 2001.

Consolidated Statements of Common Equity for the three years ended December 31, 2002.

Notes to Consolidated Financial Statements.

Independent Auditors' Reports.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I Condensed Parent Company Financial Statements for the three years ended December 31, 2002. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

(b)	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of December 6, 2002 was filed by Wisconsin Energy on December 10, 2002 to announce the Company had completed the sale of its Wisvest-Connecticut, LLC subsidiary to PSEG Fossil, LLC of New Jersey.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended December 31, 2002.

A Current Report on Form 8-K, dated as of February 11, 2003, was filed by Wisconsin Energy on February 11, 2003 to report Wisconsin Energy Corporation's 2002 Annual Financial Statements.

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)

Interest Income from subsidiaries	$33.9	$48.3	$48.2

Corporate Expense	11.5	13.3	16.6

Interest Expense	90.9	88.9	63.0

Distributions on Preferred Securities	13.7	13.7	13.7

Merger Expense	-	-	1.1

	(82.2)	(67.6)	(46.2)

Income Tax Benefit	27.4	23.2	15.4

	(54.8)	(44.4)	(30.8)

Equity in Subsidiaries' Earnings	221.8	263.4	185.0

Net Income	$167.0	$219.0	$154.2
	=====	=====	=====

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	Year Ended December 31
	2002	2001	2000
	(Millions of Dollars)
Operating Activities
Net income	$167.0	$219.0	$154.2
Reconciliation to cash
Equity in subsidiaries' earnings	(221.8)	(263.4)	(185.0)
Dividends from subsidiaries	256.6	144.0	181.6
Other	(8.5)	(14.4)	(15.2)
Cash Provided by Operating Activities	210.3	85.2	135.6

Investing Activities
Equity investment in subsidiaries, net	-	(313.0)	(600.0)
Change in notes receivable from
associated companies	(158.8)	201.2	(773.0)
Other	(18.7)	(5.2)	(11.6)
Cash Used in Investing Activities	(177.5)	(117.0)	(1,384.6)

Financing Activities
Issuance of common stock	52.6	51.6	89.3
Repurchase of common stock	(52.3)	(133.7)	(100.8)
Dividends paid on common stock	(92.4)	(93.8)	(165.3)
Issuance of long term debt	-	1,287.2	-
Change in notes payable	64.2	(818.9)	1,168.1
Change in notes payable from
associated companies	-	(260.2)	253.3
Cash (Used In) Provided By Financing Activities	(27.9)	32.2	1,244.6

Change in Cash and Cash Equivalents	4.9	0.4	(4.4)

Cash and Cash Equivalents
at Beginning of Year	0.6	0.2	4.6

Cash and Cash Equivalents
at End of Year	$5.5	$0.6	$0.2
	====	====	====

Cash Paid (Received) For
Interest	$87.7	$64.3	$68.8
Income taxes	($23.7)	($15.7)	($4.2)

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	December 31
	2002	2001
	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$5.5	$0.6
Accounts and notes receivable
from associated companies	743.8	601.9
Other	26.1	21.7
Total Current Assets	775.4	624.2
Property and Investments
Investment in subsidiary companies	3,280.0	3,301.2
Other	8.4	7.0
Total Property and Investments	3,288.4	3,308.2
Deferred Charges
Deferred regulatory assets	279.4	-
Other	100.5	59.4
Total Deferred Charges	379.9	59.4
Total Assets	$4,443.7	$3,991.8
	======	======

Liabilities and Equity

Current Liabilities
Accounts and notes payable	$454.7	$169.8
Other	20.9	20.1
Total Current Liabilities	475.6	189.9
Long Term Debt	1,290.0	1,509.0
Deferred Credits
Minimum pension liability	302.3	-
Other	36.4	28.3
Total Deferred Credits	338.7	28.3
Mandatorily Redeemable Trust Preferred Securities	200.0	200.0
Stockholders' Equity
Common stock and other	779.9	767.8
Retained earnings	220.4	140.5
Undistributed subsidiaries' earnings	1,139.1	1,156.3
Total Stockholders' Equity	2,139.4	2,064.6
Total Liabilities and Equity	$4,443.7	$3,991.8
	======	======

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

2.    Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric Power Company and Wisconsin Gas Company are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will affect its operations.

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

4.    As of December 31, 2002, Wisconsin Energy recorded a minimum pension liability of $302.3 million to reflect the funded status of its pension plans. The Company has concluded that substantially all of the unrecognized pension costs which arose from recording the minimum pension liability under SFAS 87 qualify as a regulatory asset. As such, as of December 31, 2002, the Company recorded a pre-tax regulatory asset totaling $279.4 million.

5.    Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2002 Wisconsin Energy had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2002	Liability Recorded at Dec 31, 2002
	(Millions of Dollars)
Wisconsin Energy Guarantees
Nonutility Energy	$113.7	$63.8	$2.8
Joint venture (Energy Affiliates)	57.0	42.9	-
Other	2.0	2.0	-

Total	$172.7	$108.7	$2.8

Letters of Credit	4.0	4.0	-

Wisconsin Energy has provided a $60 million guarantee for WICOR's one-third interest in the Guardian Pipeline project, which went into commercial operation in December 2002. Wisconsin Energy expects to be released from this guarantee during the second quarter of 2003.

The Wisconsin Energy guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require Wisconsin Energy 's performance under the guarantees. The majority of these guarantees are on-going, terminating upon prior Wisconsin Energy notice to the third party. The remaining guarantees terminate during 2003.

The remaining Wisconsin Energy guarantees in support of the nonutility segment guaranty performance and payment obligations of Wisvest -- Connecticut and Calumet Energy Team and We Power. Guarantees in support of Wisvest -Connecticut provide financial assurance for obligations relating to environmental remediation under the original purchase agreement with UI, commodity contracts and the purchase agreement with PSEG for the sale of Wisvest - Connecticut. The obligations for environmental remediation which are unlimited and commodity contracts are reimbursable by PSEG under the terms of the purchase agreement in the event that Wisconsin Energy is required to perform under the guarantees. The guarantees relating to the sale of Wisvest-Connecticut will terminate during 2003.

The guarantees which support We Power and Calumet Energy Team are for obligations under purchase and management agreements with third parties. These guarantees expire during 2003 and 2004.

Other Wisconsin Energy guarantees support obligations to third parties under loan agreements. In the event the guarantee fail to perform under the loan agreements, Wisconsin Energy would be responsible for the obligations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN ENERGY CORPORATION

By	/s/RICHARD A. ABDOO
Date: February 28, 2003	Richard A. Abdoo, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	February 28, 2003
Richard A. Abdoo, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/PAUL DONOVAN	February 28, 2003
Paul Donovan, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	February 28, 2003
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	February 28, 2003
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	February 28, 2003
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 28, 2003
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	February 28, 2003
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	February 28, 2003
Willie D. Davis, Director

/s/RICHARD R. GRIGG	February 28, 2003
Richard R. Grigg, Director

/s/ULICE PAYNE, JR.	February 28, 2003
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 28, 2003
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	February 28, 2003
George E. Wardeberg, Director

I, Richard A. Abdoo, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Energy Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003
/s/RICHARD A. ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Energy Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003
/s/PAUL DONOVAN
Chief Financial Officer

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2002

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

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to the Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K.)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q .)

	3.2*	By-laws of Wisconsin Energy Corporation, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy Corporation. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric Power Company ("Wisconsin Electric"), dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

Number	Exhibit

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/80 Form 10-K.)

Number	Exhibit

	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 under File No. 1-1245, Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 1/26/88 Form 8-K.)

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 9/30/89 Form 10-Q.)

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/93 Form 10-Q.)

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 1/1/96 Form 8-K.)

Number	Exhibit

	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.44*	Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K.)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/98 Form 10-Q.)

4.46*

Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 under File No. 1-1245, Wisconsin Energy Corporation's/Wisconsin Electric's 12/31/99 Form 10-K.)

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

4.50*

Guarantee Agreement between Wisconsin Energy Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, dated as of March 25, 1999. (Exhibit 4.49 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

	4.51*	Securities Resolution No. 2 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)

	4.52*	Securities Resolution No. 3 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of November 13, 2001. (Exhibit 4.52 to Wisconsin Energy Corporation's 12/31/01 Form 10-K.)

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

Number	Exhibit

10	Material Contracts

	10.1	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of December 9, 2002.** See Note.

	10.2*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

10.3*

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002, and as further amended on March 1, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/02 Form 10-Q.)** See Note.

10.4*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987, and as restated as of January 1, 1996. (Exhibit (10)-4 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.)** See Note.

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

	10.7*	Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

	10.8*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

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

10.12*

Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q.)** See Note.

10.13

Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Replaces exhibit 10.1 to Wisconsin Energy Corporation's 6/30/02 Form 10-Q.)** See Note.

Number	Exhibit

	10.14	Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates.

10.15

Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Replaces exhibit 10.2 to Wisconsin Energy Corporation's 6/30/02 Form 10-Q.)** See Note.

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

10.18

Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Replaces exhibit 10.3 to Wisconsin Energy Corporation's 6/30/02 Form 10-Q.)** See Note.

	10.19*	Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.20*	Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.21*	Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q.)** See Note.

10.22*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

10.23*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K.)** See Note.

	10.24*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

Number	Exhibit

10.25*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.26*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.27*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.28*

Form of Director Nonstatutory Stock Option Agreement for February, 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.29*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.30*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.31*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.

10.32*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders.)** See Note.

	10.33*	Wisconsin Gas Company Supplemental Retirement Income Program. (Exhibit 10.8 to Wisconsin Gas Company's 12/31/98 Form 10-K (File No. 001-07530).)** See Note.

	10.34*	WICOR, Inc. 1994 Long-Term Performance Plan, as amended. Exhibit 10.1 to WICOR, Inc.'s 6/30/98 Form 10-Q (File No. 001-07951).)** See Note.

10.35*

Special Severance Benefits Protection Agreement between Wisconsin Energy Corporation and James Donnelly, effective August 26, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 9/30/02 Form 10-Q.)** See Note.

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

12	Statements re Computation of Ratios

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

Number	Exhibit

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Energy Corporation.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Independent Auditors' Consent for the year ended December 31, 2002.

	23.2	Notice regarding Consent of Arthur Andersen LLP -- Milwaukee, WI, Independent Public Accountants for the year ended December 31, 2001.

	23.3	PricewaterhouseCoopers LLP -- Milwaukee, WI, Consent of Independent Accountants for the year ended December 31, 2000.

99	Additional Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.