Form 10-Q
period 2003-03-31
WISCONSIN ENERGY CORP
filed 2003-05-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2003):

Common Stock, $.01 Par Value,	116,264,370 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	15

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	30

4.	Controls and Procedures .......................................................................................................	30

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	31

6.	Exhibits and Reports on Form 8-K .........................................................................................	32

	Signatures ..............................................................................................................................	34

	Certifications ..........................................................................................................................	35

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to Wisconsin Energy Corporation and all of its subsidiaries. The Company's primary subsidiaries are Wisconsin Electric Power Company ("Wisconsin Electric"), Wisconsin Gas Company ("Wisconsin Gas") and WICOR Industries, Inc. ("WICOR Industries").

Utility Energy Segment:   The utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, natural gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves natural gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company ("Edison Sault"), which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas operate under the trade name "We Energies".

Non-Utility Energy Segment:   The non-utility energy segment consists of: W.E. Power, LLC ("We Power"), which will design, construct and own the new generating capacity included in the Company's Power the Future strategy, and Wisvest Corporation ("Wisvest"), which owns approximately $270 million of non-utility energy assets.

Manufacturing Segment:   The manufacturing segment consists of WICOR Industries, an intermediary holding company, and its three primary subsidiaries, Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro"), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include Minergy Corp. ("Minergy"), which has $60 million of assets and develops and markets recycling technologies, and Wispark LLC ("Wispark"), which has $164 million of assets and develops and invests in real estate.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Energy pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Energy's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Energy's 2002 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2003	2002
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,229.2	$986.0

Operating Expenses
Fuel and purchased power	139.2	148.3
Cost of gas sold	395.0	199.8
Cost of goods sold	131.7	114.0
Other operation and maintenance	272.9	247.3
Depreciation, decommissioning
and amortization	81.2	78.1
Property and revenue taxes	21.1	22.7
Asset valuation charges	-	141.5
Total Operating Expenses	1,041.1	951.7

Operating Income	188.1	34.3

Other Income (Deductions), Net	7.6	23.5

Financing Costs	51.4	58.5

Income (Loss) Before Income Taxes	144.3	(0.7)

Income Taxes	52.3	3.5
Net Income (Loss)	$92.0	($4.2)
	======	=====

Earnings (Loss) Per Share
Basic	$0.79	($0.04)
Diluted	$0.79	($0.04)

Weighted Average Common
Shares Outstanding (Millions)
Basic	116.2	115.1
Diluted	116.9	116.0

Dividends Per Share of Common Stock	$0.20	$0.20

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$8,163.7	$7,958.7
Accumulated depreciation	(3,593.6)	(4,007.4)
	4,570.1	3,951.3
Construction work in progress	292.6	274.0
Leased facilities, net	108.9	110.3
Nuclear fuel, net	63.6	63.2
Net Property, Plant and Equipment	5,035.2	4,398.8

Investments	848.2	856.6

Current Assets
Cash and cash equivalents	30.5	43.6
Accounts receivable	637.2	479.2
Accrued revenues	171.3	209.1
Materials, supplies and inventories	373.5	455.1
Prepayments and other assets	154.2	152.7
Total Current Assets	1,366.7	1,339.7

Deferred Charges and Other Assets
Deferred regulatory assets	767.1	650.6
Goodwill, net	833.2	833.1
Other	298.0	286.1
Total Deferred Charges and Other Assets	1,898.3	1,769.8
Total Assets	$9,148.4	$8,364.9
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,214.9	$2,139.4
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,220.5	3,030.5
Total Capitalization	5,665.8	5,400.3

Current Liabilities
Long-term debt due currently	29.8	40.3
Short-term debt	678.9	953.1
Accounts payable	355.4	317.6
Accrued liabilities	230.7	189.4
Other	167.7	125.5
Total Current Liabilities	1,462.5	1,625.9

Deferred Credits and Other Liabilities
Asset Retirement Obligation	684.0	-
Accumulated deferred income taxes	573.4	568.0
Other	762.7	770.7
Total Deferred Credits and Other Liabilities	2,020.1	1,338.7
Total Capitalization and Liabilities	$9,148.4	$8,364.9
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31
2003	2002
(Millions of Dollars)
Operating Activities
Net income (loss)	$92.0	($4.2)
Reconciliation to cash
Depreciation, decommissioning and amortization	92.5	89.5
Nuclear fuel expense amortization	6.8	8.4
Equity in earnings of unconsolidated affiliates	(4.7)	(5.0)
Asset valuation charges	-	141.5
Deferred income taxes and investment tax credits, net	(14.6)	(107.5)
Accrued Income Taxes	28.5	110.3
Change in -	Accounts receivable and accrued revenues	(120.2)	(79.6)
Other accounts receivable	-	116.4
Inventories	81.6	75.4
Other current assets	17.4	15.3
Accounts payable	37.8	(54.8)
Other current liabilities	55.0	61.3
Other	(11.9)	(20.7)
Cash Provided by Operating Activities	260.2	346.3

Investing Activities
Capital expenditures	(139.3)	(113.2)
Acquisitions and Investments	(4.0)	-
Proceeds from asset sales, net	2.3	22.5
Nuclear fuel	(4.3)	(11.2)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	(8.8)	(6.8)
Cash Used in Investing Activities	(158.5)	(113.1)

Financing Activities
Issuance of common stock	11.2	11.9
Repurchase of common stock	(6.8)	(24.1)
Dividends paid on common stock	(23.2)	(23.1)
Issuance of long-term debt	202.0	4.3
Retirement of long-term debt	(19.8)	(117.5)
Change in short-term debt	(274.2)	(99.7)
Other	(4.0)	0.5
Cash Used in Financing Activities	(114.8)	(247.7)

Change in Cash and Cash Equivalents	(13.1)	(14.5)

Cash and Cash Equivalents at Beginning of Period	43.6	47.0

Cash and Cash Equivalents at End of Period	$30.5	$32.5
=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$27.1	$29.5
Income taxes (net of refunds)	$38.1	($9.4)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2.

Wisconsin Energy has modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on operating cash flows.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

As it relates to regulated operations, the Company believes it is probable that any differences between expenses under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring such expenses as a regulatory asset.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes primarily decommissioning costs for the Point Beach Nuclear Plant ("Point Beach"). It also applies to several other utility assets, including removal of certain coal handling equipment and water intake facilities located on lakebeds, and the dismantlement of certain hydro facilities. Other than for Point Beach, the Company's asset retirement obligations are not significant.

Prior to January 2003, the Company recorded nuclear decommissioning charges in Accumulated Depreciation. Upon adoption of SFAS 143, the Company reversed the $550 million it had previously recorded in Accumulated Depreciation, and recorded a liability of approximately $675 million, and a plant asset of approximately $127 million with offsetting accumulated depreciation of approximately $97 million. The approximate $95 million difference between amounts recorded prior to January 2003 and the net SFAS 143 liability is being deferred as a regulatory asset. The asset retirement obligations for the removal of certain coal handling equipment and water intake facilities located on lakebeds have not been recorded because the amounts cannot be reasonably estimated.

The following table presents the details of the Company's asset retirement obligations which are included on the consolidated balance sheet in "Deferred Credits and Other Liabilities".

	Balance at	Liabilities	Liabilities		Cash flow	Balance at
	12/31/02	Incurred	Settled	Accretion	revisions	3/31/03
	(Millions of Dollars)

Wisconsin Energy	$ -	$675.4	$ -	$8.6	$ -	$684.0

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

	Three Months Ended March 31		Twelve Months Ended December 31
	2003	2002	2002	2001	2000
	(Millions of Dollars)
Liabilities Incurred
Reported	$684.0	$ -	$ -	$ -	$ -
Pro forma	$684.0	$650.3	$675.4	$642.1	$610.4

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of March 31, 2003, the Company estimates that it has approximately $570 million related to removal costs recorded in Accumulated Depreciation.

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

BUSINESS COMBINATIONS AND GOODWILL
4.

The Company accounts for goodwill and other intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

The Company assesses the fair value of its SFAS 142 reporting units by considering future discounted cash flows. This analysis is supplemented with a review of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. The Company performs its annual impairment test for all its reporting units as of August 31.

The following table presents the details of the Company's intangible assets which are included on the consolidated balance sheet in "Deferred Charges and Other Assets".

		Accumulated
	Gross Value	Amortization	Net Book Value
March 31, 2003	(Millions of Dollars)

Total amortizable intangible assets	$21.4	$6.6	$14.8
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.1	$8.7	$67.4
	====	====	====

December 31, 2002

Total amortizable intangible assets	$21.3	$6.2	$15.1
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.0	$8.3	$67.7
	====	====	====

The amount of intangible amortization expense included in operating income was $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The estimated future annual intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2003 is estimated to be $1.2 million for 2003, and $1.6 million in 2004 trending down to $1.3 million in 2008.

The following table presents the changes in goodwill during the first quarter of fiscal 2003:

	Balance at			Balance at
Reporting Unit	12/31/02	Acquired	Adjustments (a)	3/31/03

Utility Energy	$442.9	$ -	$ -	$442.9
Manufacturing	390.2	-	0.1	390.3
	$833.1	$ -	$0.1	$833.2
	====	====	====	====

(a)	The adjustment to the manufacturing reporting unit represents currency translation adjustments.

ASSET VALUATION CHARGES AND NON-UTILITY ENERGY ASSETS
5.

In the first quarter of 2002, the Company recorded a non-cash impairment charge of $141.5 million ($92.0 million after tax or $0.79 per share). The impairment charge primarily related to two non-utility energy assets previously classified as Held for Sale: the Company's Wisvest-Connecticut, LLC power plants and costs associated with a 500 megawatt power island consisting of gas turbine generators and related equipment. The Company sold the Wisvest-Connecticut plants in the fourth quarter of 2002.

In the first quarter of 2002, the Company determined that the carrying value of these assets exceeded market values due to a significant decline in the non-regulated energy markets resulting from many factors, including lower forward electric price curves, tightening of credit to non-regulated energy companies and a soft economy. The fair value of these assets was determined based on bids received on the Wisvest-Connecticut generating plants and prices from other third party sale transactions for comparable gas turbines. This led to the impairment charge on non-utility energy assets of $125.2 million.

In addition, the Company recorded an impairment charge of $16.3 million related to the decline in value of a venture capital investment whose results are included in the "Corporate and Other & Reconciling Eliminations" column under the segment reporting information in Note 9 of the Notes to Consolidated Condensed Financial Statements.

The Company has a 49.5% ownership interest in Androscoggin LLC ("Androscoggin"), which owns a co-generation power plant in Maine. This investment is accounted for under the equity method of accounting and had a cost of approximately $30 million at March 31, 2003. Androscoggin has an energy services agreement with a company that receives steam from the co-generation plant. The steam customer filed a lawsuit against Androscoggin alleging breach of contract under the energy services agreement. In November 2002, a federal judge awarded partial summary judgment to the steam customer. This lawsuit is scheduled to go to a jury trial for the determination of damages, if any. In addition, the bank lending group which provides non-recourse financing to Androscoggin has implemented quarterly reviews of its financial performance and outlook before extending the credit facilities. Upon satisfactory review, credit loan facilities are renewed quarterly. In addition, Androscoggin's cash flow forecast indicates the need for additional outside capital to meet its operating cash needs beyond April 30, 2003. As of March 31, 2003, one of the other investors in Androscoggin has agreed in principle to fund the cash shortfall through June 30, 2003 with subordinated debt. The ultimate value of this investment is dependent upon a satisfactory resolution of the litigation, the ability of Androscoggin to obtain long-term financing and the infusion of additional capital.

COMMON EQUITY
6.

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income (Loss)	$92.0	($4.2)
Other Comprehensive Income (Loss)
Unrealized Losses During the Period	(1.0)	(2.2)
Total Other Comprehensive Loss	(1.0)	(2.2)
Total Comprehensive Income (Loss)	$91.0	($6.4)
	=====	====

Common Stock Repurchase Plan:   The Board of Directors approved a common stock repurchase plan, which, as extended, authorized the Company to purchase up to $400 million of its shares of common stock through December 31, 2004. During the first three months of 2003, Wisconsin Energy purchased 0.3 million shares of common stock for $6.8 million. From the date of inception, the Company has purchased approximately 13.4 million shares of common stock for $293.6 million. The Company retires the stock that is purchased.

During the first three months of 2003, Wisconsin Energy issued approximately 0.5 million new shares of common stock totaling $11.2 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

Stock-Based Compensation:   The Company applies Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123". The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123, the Company's diluted earnings would have been reduced by $0.02 per share for the three months ended March 31, 2003. For the quarter ended March 31, 2002, approximately 0.9 million of shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

	Three Months Ended March 31
	2003	2002
(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$92.0	($4.2)
Pro forma	$90.3	($5.5)

Basic Earnings Per Common Share
As reported	$0.79	($0.04)
Pro forma	$0.78	($0.04)

Diluted Earnings Per Common Share
As reported	$0.79	($0.04)
Pro forma	$0.77	($0.04)

DERIVATIVE INSTRUMENTS
7.

The Company follows SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in Wisconsin Energy's regulated electric operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin ("PSCW") allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

Wisvest-Connecticut LLC, formerly a wholly-owned subsidiary of Wisvest which was sold December 6, 2002, had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. For the quarter ended March 31, 2002, the Company recorded non-cash, after tax income of $12.3 million or $ 0.11 per share to reflect the increase in fuel oil prices during the quarter and the settlement of transactions.

During March 2003, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter and during the third quarter of 2002 to mitigate interest rate risk associated with the issuance of $200 million of long-term unsecured senior notes in March 2003. As these agreements qualified for cash flow hedge accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost is recognized in income. For the quarter ended March 31, 2003, $0.2 million in treasury lock agreement settlement payments previously deferred in Accumulated Other Comprehensive Income was reclassified as an increase to interest expense. Wisconsin Energy estimates that during the next twelve months, $0.9 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

GUARANTEES
8.

Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of March 31, 2003, Wisconsin Energy and subsidiaries had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2003	Liability Recorded at March 31, 2003
	(Millions of Dollars)
Wisconsin Energy Guarantees
Non-utility Energy	$60.0	$60.0	$-
Joint venture (Energy Affiliates)	61.9	47.8	-
Other	2.0	2.0	-

Wisconsin Electric Guarantees	274.9	-	-
Other Subsidiary Guarantees	14.2	13.2	-
Total	$413.0	$123.0	$-
	=====	=====	====

Wisconsin Energy has provided a $60 million guarantee in support of construction period financing for WICOR's one-third interest in the Guardian Pipeline project, which went into commercial operation in December 2002. Wisconsin Energy expects to be released from this guarantee during the second quarter of 2003.

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

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust. Wisconsin Electric also guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Subsidiary guarantees support loan obligations between affiliates and third parties. In the event the loan obligations are not performed, the subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $8 million accrual recorded by the Company as of December 31, 2002.

SEGMENT INFORMATION
9.

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three month periods ended March 31, 2003 and 2002 is shown in the following table. Information for the three month period ended March 31, 2003 is not comparable with the same period in 2002 due to a non-cash impairment charge of $141.5 million ($92.0 million after tax) recorded in 2002, primarily related to the Non-Utility Energy Segment (See Note 5).

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

March 31, 2003
Operating Revenues (b)	$1,042.3	$1.1	$177.8	$8.0	$1,229.2
Operating Income (Loss)	$179.6	($6.0)	$15.2	($0.7)	$188.1
Net Income (Loss)	$102.1	($8.2)	$6.3	($8.2)	$92.0
Capital Expenditures	$81.2	$47.3	$2.4	$8.4	$139.3
Total Assets	$7,439.0	$373.2	$957.9	$378.3	$9,148.4

March 31, 2002
Operating Revenues (b)	$781.7	$43.4	$150.9	$10.0	$986.0
Operating Income (Loss)	$172.1	($128.8)	$6.5	($15.5)	$34.3
Net Income (Loss)	$89.7	($76.0)	$1.0	($18.9)	($4.2)
Capital Expenditures	$71.4	$25.3	$4.5	$12.0	$113.2
Total Assets	$6,343.0	$547.8	$917.6	$341.1	$8,149.5

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material. An elimination is included in Operating Revenues of $0.1 million for each of 2003 and 2002.

COMMITMENTS AND CONTINGENCIES
10.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

EPA Information Requests:   Wisconsin Electric received a request for information from the United States Environmental Protection Agency ("U.S. EPA") regional offices pursuant to Section 114(a) of the Clean Air Act in December 2000 and a supplemental request in December 2002. The Company and U.S. EPA have resolved all issues related to this matter through a comprehensive agreement under which Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with U.S. EPA, Wisconsin Electric will spend between $20 and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric will also pay a civil penalty of $3.2 million.

Wisvest-Connecticut, formerly a wholly-owned subsidiary of Wisvest, received requests for information from the U.S. EPA regional office pursuant to Section 114(a) of the Clean Air Act in May 2000 and February 2001. Wisvest-Connecticut submitted information responsive to these requests. All membership interests in Wisvest-Connecticut were sold on December 6, 2002 to PSEG Fossil, LLC, which is now the new owner and operator of the electric generating facilities that were the subject of the U.S. EPA information requests. Additionally, any liabilities relating to the information requests which were covered under the guaranty of Wisvest and the Company to United Illuminating, the prior owner of the facilities, have been covered by a guaranty to Wisvest and the Company by PSEG Power, LLC.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's operating income by business segment during the first quarter of 2003 with similar information during the first quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended March 31
	2003	B (W)	2002
	(Millions of Dollars, Except per Share Amounts)
Contribution to Operating Income
Utility Energy Segment	$179.6	$7.5	$172.1
Manufacturing Segment	15.2	8.7	6.5
Non-Utility Energy Segment (a)	(6.0)	122.8	(128.8)
Corporate and Other (b)	(0.7)	14.8	(15.5)
Total Operating Income	188.1	153.8	34.3
Other Income, net	7.6	(15.9)	23.5
Financing Costs	51.4	7.1	58.5
Income (Loss) Before Income Taxes	144.3	145.0	(0.7)
Income Taxes	52.3	(48.8)	3.5
Net Income	$92.0	$96.2	($4.2)
	====	====	====

Diluted Earnings (Loss) Per Share	$0.79	$0.83	($0.04)
	====	====	====

(a)	During 2002, operating income includes a non-cash impairment charge of $125.2 million.

(b)	During 2002, operating income includes a non-cash impairment charge of $16.3 million.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The utility energy segment contributed $179.6 million to operating income during the first quarter of 2003, an increase of $7.5 million or 4.4% over the prior year first quarter. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended March 31
Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Electric	$488.0	$45.3	$442.7
Gas	545.0	214.5	330.5
Other	9.3	0.8	8.5
Total Operating Revenues	1,042.3	260.6	781.7
Fuel and Purchased Power	139.0	(22.1)	116.9
Cost of Gas Sold	395.0	(195.2)	199.8
Gross Margin	508.3	43.3	465.0
Other Operating Expenses
Other Operation and Maintenance	230.8	(34.2)	196.6
Depreciation, Decommissioning
and Amortization	77.5	(1.8)	75.7
Property and Revenue Taxes	20.4	0.2	20.6
Operating Income	$179.6	$7.5	$172.1
	=====	====	=====

A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the first quarter of 2003 with similar information for the first quarter of 2002.

	Three Months Ended March 31
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$488.0	$45.3	$442.7
Fuel and Purchased Power
Fuel	70.9	(6.4)	64.5
Purchased Power	66.0	(15.7)	50.3
Total Fuel and Purchased Power	136.9	(22.1)	114.8
Gross Margin	$351.1	$23.2	$327.9
	=====	=====	=====

During the first quarter of 2003, total electric utility operating revenues increased by $45.3 million or 10.2% when compared with the first quarter of 2002 due to favorable weather conditions, the impact of price increases related to fuel and purchased power, and a surcharge related to transmission costs. As measured by heating degree days, 2003 was 17.5% colder than 2002 and 9.0% colder than normal. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a quarter to quarter basis, the fuel surcharge resulted in $2.4 million of additional revenue. In addition, in October 2002, the Company implemented a Public Service Commission of Wisconsin ("PSCW") approved surcharge for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased first quarter of 2003 revenues by approximately $11.7 million. This transmission surcharge also increased non-fuel Operation and Maintenance costs by a similar amount; thus there was little impact to Operating Income.

Electric gross margin increased 7.1% between the comparative periods primarily due to higher revenues as discussed, which more than offset an increase in fuel and purchased power costs. Total fuel and purchased power expenses increased primarily due to higher demand resulting from colder weather and increased usage by Wisconsin Electric's largest customers, two iron ore mines. In addition, natural gas prices, the primary fuel source for Wisconsin Energy's purchased power, increased significantly during 2003 and resulted in a 41% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.22 for the first quarter of 2003, compared to $2.75 for the first quarter of 2002 on a per dekatherm basis. The impact of increased purchased power costs was mitigated by a 16% increase in megawatt hours generated at Wisconsin Energy's lower cost coal and nuclear plants due to higher availability in the first quarter of 2003 compared with the first quarter of 2002. Overall, the combined cost of fuel and purchased power increased 7% on a cost per megawatt hour basis between the first quarter of 2003 and the first quarter of 2002.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2003 with similar information for the first quarter of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended March 31			Three Months Ended March 31
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$179.7	$12.6	$167.1	2,077.0	94.6	1,982.4
Small Commercial/Industrial	152.8	12.9	139.9	2,169.9	108.2	2,061.7
Large Commercial/Industrial	122.3	14.9	107.4	2,769.8	353.9	2,415.9
Other-Retail/Municipal	22.1	4.8	17.3	620.1	169.9	450.2
Resale-Utilities	6.1	3.1	3.0	149.2	34.3	114.9
Other-Operating Revenues	5.0	(3.0)	8.0	-	-	-
Total	$488.0	$45.3	$442.7	7,786.0	760.9	7,025.1
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (a)
Heating (3,255 Normal)				3,547	529	3,018

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 10.8% during the first quarter of 2003 reflecting colder weather and a slight improvement in the economy compared with the first quarter of 2002. Sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 259.1 thousand megawatt-hours or 87.1% between the comparative periods primarily due to an extended outage at one of the mines in the first quarter of 2002 compared with the first quarter of 2003. Excluding these two mines, Wisconsin Energy's total electric energy sales increased by 7.5% and sales volumes to the remaining large commercial/industrial customers improved by 4.5% between the comparative periods. Sales to other municipal utilities, the Other Retail/Municipal customer class, increased 37.7% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2003 with similar information for the first quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $214.5 million or 64.9% offset by a $195.2 million or 97.7% increase in purchased gas costs.

	Three Months Ended March 31
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$545.0	$214.5	$330.5
Cost of Gas Sold	395.0	(195.2)	199.8
Gross Margin	$150.0	$19.3	$130.7
	=====	=====	=====

For the three months ended March 31, 2003, gas margins increased $19.3 million or 14.8% when compared to the three months ended March 31, 2002, due primarily to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first quarter of 2003 was 17.5% colder than the first quarter of 2002 and 9.0% colder than normal.

The following table compares Wisconsin Energy's gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2003 with similar information for the first quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$100.7	$12.9	$87.8	418.1	61.1	357.0
Commercial/Industrial	32.1	5.1	27.0	238.6	41.2	197.4
Interruptible	0.7	0.1	0.6	9.7	1.1	8.6
Total Gas Sold	133.5	18.1	115.4	666.4	103.4	563.0
Transported Gas	13.7	0.5	13.2	256.5	9.8	246.7
Other-Operating	2.8	0.7	2.1	-	-	-
Total	$150.0	$19.3	$130.7	922.9	113.2	809.7
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (a)
Heating (3,255 Normal)				3,547	529	3,018

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Utility Energy Segment Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $34.2 million or 17.4% during the first quarter of 2003 when compared with the first quarter of 2002. The increase was primarily attributable to $11.9 million of higher electric transmission expenses which were offset by increased revenues recorded due to a surcharge which became effective in October of

2002, $6.1 million of increased bad debts expense due in part to the higher gas bills, and increased pension and benefit costs in the amount of $5.4 million.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $1.8 million or 2.4% during the first quarter of 2003 due primarily to increased plant balances between the comparative periods.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

The manufacturing segment contributed operating income of $15.2 million during the first quarter of 2003 compared with $6.5 million during the first quarter of 2002. The following table identifies the key components of operating income for Wisconsin Energy's manufacturing segment between the comparative periods.

	Three Months Ended March 31
Manufacturing Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Domestic	$128.5	$18.3	$110.2
International	49.3	8.6	40.7
Total Operating Revenues	177.8	26.9	150.9
Cost of Goods Sold	131.7	(17.7)	114.0
Gross Margin	46.1	9.2	36.9
Other Operating Expenses	30.9	(0.5)	30.4
Operating Income	$15.2	$8.7	$6.5
	====	====	====

Manufacturing operating revenues for the first quarter of 2003 were $177.8 million, an increase of $26.9 million or 17.8% compared to the same period in 2002. Acquisitions completed in 2002 contributed $6.5 million of sales in the first quarter of 2003. The Company experienced a 14% growth in its base business. Overall for the quarter, sales in all markets of the business were up with the exception of the Pool/Spa and Water Treatment segments. The largest growth was seen in the Water Systems market, which increased 39%, due to wet conditions in the Northeastern United States, coupled with the first quarter impact of a 2002 second quarter acquisition. The RV, Agriculture and Industrial markets also saw significant growth over the prior year sales levels. During the first quarter of 2003, international sales were ahead of the same period in 2002, due to a combination of continued international growth and currency effects relating to the weakening of the U.S. dollar.

The gross profit margins increased to 25.9% for the first quarter in 2003 from 24.4% for the same period in 2002. The increase in gross margins is due to changes in the customer/product mix, continued cost reduction efforts, as well as efficiencies gained through the consolidation of facilities in 2002. For the first quarter of 2003, operating expenses as a percentage of sales decreased to 17.4% from 20.1% for the first quarter of 2002. During March 2002, the manufacturing segment recorded $4.1 million of charges related to relocation and closing/severance payments which did not recur in 2003. Excluding these charges, operating expenses as a percentage of sales were flat year over year for the first quarter.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The operations of the non-utility energy segment have been reduced from the prior year as the Company sold Wisvest-Connecticut in December 2002. The following table compares the operating income (loss)

of Wisconsin Energy's non-utility energy segment between the first quarter of 2003 and the first quarter of 2002.

	Three Months Ended March 31
Non-Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$1.1	($42.3)	$43.4
Fuel and Purchased Power	0.1	31.3	31.4
Gross Margin	1.0	(11.0)	12.0
Other Operating Expenses
Other Operation and Maintenance	4.6	9.0	13.6
Depreciation, Decommissioning
and Amortization	1.9	(1.6)	0.3
Property and Revenue Taxes	0.5	1.2	1.7
Valuation Charge	-	125.2	125.2
Operating Income (Loss)	($6.0)	$122.8	($128.8)
	====	====	====

The decrease in the operating loss primarily relates to the asset valuation charge recorded in the first quarter of 2002 and the sale of Wisvest-Connecticut in December 2002. This decrease was partially offset by higher costs at We Power as it continues to develop power plants for the Power the Future initiative, and increased depreciation expenses at Wisvest related to the Calumet gas-based power plant in Chicago, Illinois, which began operation in June 2002.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates operating losses decreased in the first quarter of 2003 compared to the same period in 2002, primarily due to the asset valuation charge recorded in the first quarter of 2002. The following table identifies the components of operating income (loss) of Wisconsin Energy's corporate and other affiliates between the first quarter of 2003 and the first quarter of 2002.

	Three Months Ended March 31
Corporate and Other Affiliates	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$8.0	($2.0)	$10.0
Operating Expenses
Other Operation and Maintenance	7.3	-	7.3
Depreciation, Decommissioning
and Amortization	1.2	0.3	1.5
Property and Revenue Taxes	0.2	0.2	0.4
Valuation Charge	-	16.3	16.3
Operating Income (Loss)	($0.7)	$14.8	($15.5)
	====	====	====

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Other income and deductions decreased by $15.9 million in the first quarter of 2003 compared to first quarter of 2002. This decrease is primarily due to $20 million in SFAS 133 gains on fuel oil contracts recognized in 2002 at Wisvest-Connecticut's two power plants, which were sold in December 2002. Also in 2002, the Company recorded $5.3 million of costs associated with bond redemptions.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $7.1 million in the three months ended March 31, 2003 compared to the same period in 2002. This decline was primarily due to lower interest rates and lower debt levels.

CONSOLIDATED INCOME TAXES

For the first quarter of 2003, the Company's effective tax rate was 36.3%, which was less than the annual rate of 38.8% for 2002. This reduction in the effective income tax rate was due primarily to tax credits associated with a rehabilitation project and the Company's ability to recognize almost $3 million of state net operating loss carryforwards in the manufacturing segment.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first three months of 2003 and 2002:

	Three Months Ended March 31
Wisconsin Energy Corporation	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$260.2	$346.3
Investing Activities	($158.5)	($113.1)
Financing Activities	($114.8)	($247.7)

Operating Activities

Cash provided by operating activities decreased to $260.2 million during the first three months of 2003 compared with $346.3 million during the same period in 2002. This decrease was due in large part to a $116 million refund in the first quarter of 2002 from a favorable court ruling.

Investing Activities

During the first three months of 2003, Wisconsin Energy invested a total of $158.5 million, an increase of $45.4 million over the prior year primarily due to the Power the Future generation program. In 2003, the Company had capital expenditures of $81.2 million for utility plant, $47.3 million for non-utility energy projects ($47.1 million of which is attributable to Power the Future), $2.4 million for manufacturing and $8.4 million for other non-utility activities. Between the comparative periods, Wisconsin Energy had $20.3 million less of asset sales but also spent $6.9 million less on nuclear fuel due to the timing of scheduled outages at Point Beach Nuclear Plant.

Financing Activities

During the three months ended March 31, 2003, Wisconsin Energy used $114.8 million for financing activities compared with using $247.7 million for financing activities during the first three months of 2002. The Company reduced short-term debt by $274.2 million and retired $19.8 million of long-term debt during the first quarter of 2003, reducing its debt to total capital ratio to 61.6% from 62.9% at the end of 2002. In March 2003, the Company sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. The securities were issued under an existing shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of the Company's outstanding commercial paper as it matured.

During the first quarter of 2003, Wisconsin Energy purchased approximately 0.3 million shares of common stock for $6.8 million under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first quarter of 2003, Wisconsin Energy issued approximately 0.5 million new shares of common stock aggregating $11.2 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2003 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities and the issuance of common stock under the Company's stock plans.

Wisconsin Electric is planning to issue $575 million of debt securities in the second quarter of 2003 under an existing $800 million shelf registration statement filed with the SEC. Wisconsin Electric intends to use the proceeds to redeem four series of its outstanding debt securities aggregating $425.0 million and to repay short-term debt incurred to retire $150 million of debt that matured in December 2002.

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

Wisconsin Energy has approximately $1 billion of available unused lines of bank back-up credit facilities on a consolidated basis. On March 31, 2003, the Company had approximately $679 million of total consolidated short-term debt outstanding.

Wisconsin Energy and its subsidiaries review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations. The following table summarizes such facilities at April 8, 2003:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	Apr-2004	364 day
Wisconsin Energy	300.0	$ -	300.0	Apr-2006	3 year
Wisconsin Electric	230.0	$ -	230.0	June-2003	364 day
Wisconsin Gas	185.0	$ -	185.0	Dec-2003	364 day

On April 8, 2003, Wisconsin Energy entered into an unsecured 364 day $300 million bank back-up credit facility to replace a $300 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement. On April 8, 2003, Wisconsin Energy also entered into an unsecured three year $300 million bank back-up credit facility to replace a $500 million credit facility that was expiring. This facility will expire in April 2006.

The following table shows Wisconsin Energy's consolidated capitalization structure at March 31, 2003 and at December 31, 2002:

Capitalization Structure	March 31, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,214.9	34.8%	$2,139.4	33.5%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	200.0	3.1%	200.0	3.1%
Long-Term Debt (including
current maturities)	3,250.3	51.0%	3,070.8	48.0%
Short-Term Debt	678.9	10.6%	953.1	14.9%
Total	$6,374.5	100.0%	$6,393.7	100.0%
	======	=====	======	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch"). Commercial paper of WICOR Industries is unrated.

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	BBB+	A2	A

Wisconsin Electric Power Company
Commercial Paper	A-2	P-1	F1+
Secured Senior Debt	A-	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB	A2	AA-

Wisconsin Gas Company
Commercial Paper	A-2	P-1	F1+
Unsecured Senior Debt	A-	Aa2	AA-

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A2	A

WEC Capital Trust I
Trust Preferred Securities	BBB-	A3	A-

In February 2003, Moody's placed under review for possible downgrade the security ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation. Moody's also placed under review for possible downgrade the long-term security ratings of Wisconsin Electric and Wisconsin Gas and confirmed the commercial paper rating of Wisconsin Electric and Wisconsin Gas.

In March 2003, S&P lowered its corporate credit ratings on Wisconsin Energy from A- to BBB+ and on Wisconsin Electric and Wisconsin Gas, both from A to A-. S&P lowered its ratings on Wisconsin Energy's senior unsecured debt from A- to BBB+; on Wisconsin Electric's senior secured debt from A to A- and on Wisconsin Gas' senior unsecured debt from A to A-. S&P affirmed Wisconsin Electric's A- senior unsecured debt rating. S&P lowered the rating on Wisconsin Energy's preferred stock from BBB to BBB- and on Wisconsin Electric's preferred stock from BBB+ to BBB. S&P affirmed the A-2 short-term rating of Wisconsin Energy and lowered the short-term ratings of both Wisconsin Electric and Wisconsin Gas from A-1 to A-2. Wisconsin Electric's senior secured and senior unsecured debt are both rated A-. S&P assigned a stable outlook.

In April 2003 and March 2003, Fitch confirmed the ratings of Wisconsin Electric's unsecured debt and Wisconsin Energy's unsecured senior debt, respectively. Fitch's current outlook for Wisconsin Energy and its subsidiaries is stable.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures, nuclear fuel, and for continuing repurchases of outstanding shares of the Company's common stock. Wisconsin Energy's 2003 annual consolidated capital expenditure budget is approximately $693 million.

Financial Instruments:   Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 8 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Energy as of March 31, 2003 increased compared with December 31, 2002 due to the sale of $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These obligations were offset by periodic payments related to these types of obligations and commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. The PSCW recently authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. The PSCW has authorized dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations.

Interest Rate Risk:   Near the end of the first quarter of 2003, Wisconsin Energy settled several treasury lock agreements entered into earlier in the quarter and during the third quarter of 2002 associated with the issuance of $200 million of long-term unsecured senior notes in March 2003.

Independent Power Project ("IPP") Market Risk:   As of March 31, 2003, the Company had approximately $270 million of non-utility energy assets, excluding We Power. Based upon projections of the expected undiscounted cash flows over the useful life of these assets, the Company has concluded that it will recover its costs. However, the values that could be realized if the Company immediately disposed of certain assets are believed to be less than their carrying amounts.

Construction Risk:   In December 2002, the PSCW issued a written order granting We Power a Certificate of Public Convenience and Necessity ("CPCN") to commence construction of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington, Wisconsin generating station. The order approves key financial terms of leased generation contracts between We Power and Wisconsin Electric including fixed construction costs of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate and force majeure and excused events provisions. Project management is subject to a number of risks over which the Company will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations. If final costs for the construction of the Port Washington generating station exceed the fixed costs allowed in the PSCW order it is unlikely that such excess could be recovered from Wisconsin Electric or its customers.

UTILITY RATES AND REGULATORY MATTERS

Michigan

Wisconsin Electric:   On March 26, 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, "MEC") filed a Formal Complaint and Request to Open a Formal Proceeding (the "Complaint") with the Michigan Public Service Commission ("MPSC") naming Wisconsin Electric and four other utilities operating in Michigan as defendants. MEC claims that Wisconsin Electric improperly collects revenues for used nuclear fuel storage and disposal. The amounts of such revenues claimed by MEC to be collected from Michigan customers is between

$2.3 and $11.4 million. MEC requested that the MPSC open a contested case and review the ratemaking mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. On April 18, 2003, the MPSC certified the Complaint. Wisconsin Electric is required to file an answer to the Complaint by May 9, 2003. Wisconsin Electric's management believes that the revenues are properly collected as the collection of such revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on the financial condition or results of operations of the Company or Wisconsin Electric.

Wisconsin

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 the Company filed a request with the PSCW to increase Wisconsin retail electric rates by $55.0 million annually to recover forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order is subject to PSCW audit and final order. The Company anticipates a final order in June 2003. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest as a result of the surcharge authorized in 2003.

Ixonia Lateral:   On January 15, 2003, Wisconsin Gas received from the Wisconsin Department of Natural Resources ("WDNR") a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with the WDNR and interested parties. Wisconsin Gas started construction on the 35-mile Ixonia Lateral in April 2003. The Ixonia Lateral will connect the Wisconsin Gas distribution system to the Guardian Pipeline. In March 2003, the PSCW approved updated construction cost estimates of $97.5 million. The Ixonia Lateral is expected to provide substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service during the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United ("NSU"), a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas' application to construct and operate the Ixonia Lateral. These two petitioners also filed on February 21 and 22, 2002, respectively, petitions for review of a January 17, 2002 WDNR decision which concluded that the final environmental impact statement for the Guardian Pipeline and Ixonia Lateral projects fully complied with the Wisconsin Environmental Policy Act. The Jefferson County Circuit Court on November 5, 2002 rendered a decision denying the petitions for review of the PSCW Order and request for injunctive relief with one modification by the Court which narrowed the approved pipeline corridor from 800 to 200 feet. In December 2002, the landowner filed a notice of appeal of the Court decision to the Wisconsin Court of Appeals. The petitions for review of the WDNR decision and associated proceedings were stayed by the Circuit Court pending resolution of the proceedings for the court review of the PSCW's order. In March 2003, both NSU and the individual landowner voluntarily dismissed their petitions for review of the WDNR decision.

Power the Future - Port Washington:   In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 order granting the CPCN to commence construction at the Port Washington Generating Station (the

"Order"). Wisconsin Energy believes the petition has no merit and has filed a notice of appearance and statement of position asking that the Order be upheld and the petition dismissed.

After receiving approval for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. Construction of the new facility is scheduled to start during the second quarter of 2003 and is expected to be completed during the second quarter of 2005. In January 2003, Wisconsin Electric commenced demolition of its existing coal-based generating units on the Port Washington plant site to make room for the new facility. We Power expects to begin the collection of certain costs as provided for in the lease generation contracts from Wisconsin Electric in 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request in an open meeting in April 2003. Before beginning construction of Port Washington Generating Station Unit 2, the Order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity.

Power the Future - Oak Creek:   Implementation of phase two of the Company's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a CPCN for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003. A prehearing conference was held in March 2003 and a schedule was established for the Oak Creek CPCN proceeding calling for technical and public hearings in August 2003. Under the schedule established by the PSCW, Wisconsin Energy anticipates receiving a decision from the PSCW on the Oak Creek site no later than November 2003. In addition, in March 2003, the City of Oak Creek announced that it has reached a tentative environmental and economic agreement with Wisconsin Energy covering the Company's expansion plans for new generation construction at the Oak Creek site. Wisconsin Energy has also agreed to follow the City's conditional use permit process for construction on the Oak Creek site. Wisconsin Energy continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"). In February 2003, Point Beach completed an equipment upgrade which resulted in a capacity increase of seven megawatts per generating unit.

On April 2, 2003, the Nuclear Regulatory Commission ("NRC") issued the results of two special inspections conducted in late 2002 in response to problems identified by Point Beach with the performance of the auxiliary feedwater ("AFW") system recirculation lines. The NRC determined that the potential common mode failure of the AFW pumps due to a loss of instrument air is a "red" finding that will not be treated as an old design issue. The NRC inspections identified that corrective actions did not prevent subsequently identified problems related to AFW design, including the potential for plugging of recirculation orifices. The NRC has also preliminarily determined that this issue is a "red" finding.

NMC intends to schedule a regulatory conference in the near future to provide additional information and discuss the significance of the findings. The NRC will subsequently make its final decision on the significance of the findings and associated violations and determine any further follow-up actions. The Company is currently unable to estimate the additional impact, if any, that may result.

As a result of the September 11, 2001 terrorist attacks, the NRC and the industry have been addressing security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to the NRC's February 2002 order for interim safeguards and security compensatory measures. Point Beach has also responded to a separate NRC order regarding security of independent used fuel storage installations received in October 2002. Additional NRC security requirements pertaining to design basis threat and security officer training and work hours are under development. Federal legislation is also pending on the federalization of nuclear plant security. The Company is currently unable to estimate the impact, if any, that may result.

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals; local opposition to siting of new generating facilities; obtaining the investment capital from outside sources necessary to implement the strategy; and risk associated with construction of the Power the Future facilities on time and within budget.
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
  Possible risks associated with non-utility diversification, such as general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; timely regulatory approval without onerous conditions of potential acquisitions or divestitures; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

  Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the state of Wisconsin's amended public utility holding company law.
  Factors affecting foreign operations, including foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental regulations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2002 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in its reports to the SEC, the Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of such legal proceedings cannot be predicted with certainty, the Company's management, after consultation with legal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on the financial statements of the Company and its subsidiaries.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, two such actions are pending and one case is on appeal. One case was recently dismissed with no liability to the Company. The claims made against Wisconsin Electric in the two pending cases are not expected to have a material adverse effect on the financial statements of the Company and its subsidiaries.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business and for information concerning nuclear operations at Wisconsin Electric's Point Beach Nuclear Plant.

ENVIRONMENTAL MATTERS

EPA Information Requests:   Wisconsin Electric and Wisvest-Connecticut LLC., formerly a wholly owned subsidiary of Wisvest, each received requests between 2000 and 2002 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note 10 -- Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

4	Instruments defining the rights of security holders, Including Indentures

4.1

Securities Resolution No. 4 of Wisconsin Energy Corporation under the Wisconsin Energy Corporation Indenture, dated as of March 17, 2003. (Incorporated herein by reference to Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592) filed March 20, 2003.)

10	Material Contracts

10.1	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective April 14, 2003.

10.2	Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003.

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of February 11, 2003 was filed by Wisconsin Energy on February 11, 2003 to report Wisconsin Energy Corporation's 2002 Annual Financial Statements.

A Current Report on Form 8-K dated as of March 7, 2003 was filed by Wisconsin Energy on March 7, 2003 to report that Standard & Poor's Ratings Services lowered its corporate credit ratings for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company.

A Current Report on Form 8-K dated as of March 21, 2003 was filed by Wisconsin Energy on March 21, 2003 to report that Wisconsin Energy Corporation elected Gale E. Klappa President of Wisconsin Energy Corporation, effective April 14, 2003. In addition, the Company announced that Richard R. Grigg, Executive Vice President of Wisconsin Energy Corporation, is also named President and Chief Executive Officer for the Company's newly formed electric generation group.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended March 31, 2003.

A Current Report on Form 8-K dated as of April 28, 2003 was filed by Wisconsin Energy on April 28, 2003 to report that Paul Donovan, Executive Vice President and Chief Financial Officer for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company, has decided to retire in early 2004 relinquishing as of June 30, 2003 all positions he has held with Wisconsin Energy and its subsidiaries and will remain with the Company as a special advisor to the Chief Executive Officer until his retirement.

A Current Report on Form 8-K dated as of April 29, 2003 was filed by Wisconsin Energy on April 29, 2003 with a copy of the press release announcing that Wisconsin Electric Power Company had entered into an agreement with the Environmental Protection Agency and United States Department of Justice to significantly reduce air emissions from its coal-fired generating facilities.

A Current Report on Form 8-K dated as of April 30, 2003 was furnished by Wisconsin Energy Corporation pursuant to Item 12, "Results of Operations and Financial Condition," with a copy of the press release announcing its financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 1, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard A. Abdoo, certify that:

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
Date:	May 1, 2003
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
Date:	May 1, 2003
/s/PAUL DONOVAN
Chief Financial Officer