Form 10-Q
period 2003-06-30
WISCONSIN ENERGY CORP
filed 2003-08-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (June 30, 2003):

Common Stock, $.01 Par Value,	117,143,313 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets ...........................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	15

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	38

4.	Controls and Procedures .........................................................................................................	38

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	39

4.	Submission of Matters to a Vote of Security Holders .............................................................	40

5.	Other Information ..................................................................................................................	41

6.	Exhibits and Reports on Form 8-K .........................................................................................	42

	Signatures ..............................................................................................................................	44

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

Non-Utility Energy Segment:   The non-utility energy segment consists of: W.E. Power, LLC ("We Power"), which is designing, constructing and will own the new generating capacity included in the Company's Power the Future strategy; and Wisvest Corporation ("Wisvest"), which owns approximately $273 million of non-utility energy assets.

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

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which has approximately $61 million of assets and develops and markets recycling technologies, and Wispark LLC ("Wispark"), which has approximately $159 million of assets and develops and invests in real estate.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$914.3	$870.9	$2,143.5	$1,856.9

Operating Expenses
Fuel and purchased power	138.5	142.2	277.7	290.5
Cost of gas sold	143.6	98.5	538.6	298.3
Cost of goods sold	151.8	141.7	283.5	255.7
Other operation and maintenance	260.4	274.9	533.3	522.2
Depreciation, decommissioning
and amortization	83.4	79.0	164.6	157.1
Property and revenue taxes	20.3	22.3	41.4	45.0
Asset valuation charges	-	-	-	141.5
Total Operating Expenses	798.0	758.6	1,839.1	1,710.3

Operating Income	116.3	112.3	304.4	146.6

Other Income, Net	13.4	16.3	21.0	39.8

Financing Costs	55.5	57.4	106.9	115.9

Income Before Income Taxes	74.2	71.2	218.5	70.5

Income Taxes	24.9	25.8	77.2	29.3
Net Income	$49.3	$5.4	$141.3	$41.2
	====	====	=====	======

Earnings Per Share
Basic	$0.42	$0.39	$1.21	$0.36
Diluted	$0.42	$0.39	$1.20	$0.35

Weighted Average Common
Shares Outstanding (Millions)
Basic	116.7	115.3	116.4	115.2
Diluted	117.9	116.4	117.4	116.2

Dividends Per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$8,329.9	$7,958.7
Accumulated depreciation	(3,642.1)	(4,007.4)
	4,687.8	3,951.3
Construction work in progress	291.0	274.0
Leased facilities, net	107.4	110.3
Nuclear fuel, net	69.0	63.2
Net Property, Plant and Equipment	5,155.2	4,398.8

Investments	914.1	856.6

Current Assets
Cash and cash equivalents	38.2	43.6
Accounts receivable	517.0	479.2
Accrued revenues	107.0	209.1
Materials, supplies and inventories	449.6	455.1
Prepayments and other assets	160.1	152.7
Total Current Assets	1,271.9	1,339.7

Deferred Charges and Other Assets
Deferred regulatory assets	752.8	650.6
Goodwill, net	835.2	833.1
Other	294.3	286.1
Total Deferred Charges and Other Assets	1,882.3	1,769.8
Total Assets	$9,223.5	$8,364.9
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,261.0	$2,139.4
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	200.0	200.0
Long-term debt	3,370.5	3,030.5
Total Capitalization	5,861.9	5,400.3

Current Liabilities
Long-term debt due currently	88.3	40.3
Short-term debt	558.5	953.1
Accounts payable	317.0	317.6
Accrued liabilities	164.0	189.4
Other	166.8	125.5
Total Current Liabilities	1,294.6	1,625.9

Deferred Credits and Other Liabilities
Asset retirement obligations	707.7	-
Accumulated deferred income taxes	571.2	568.0
Other	788.1	770.7
Total Deferred Credits and Other Liabilities	2,067.0	1,338.7
Total Capitalization and Liabilities	$9,223.5	$8,364.9
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30
2003	2002
(Millions of Dollars)
Operating Activities
Net income	$141.3	$41.2
Reconciliation to cash
Depreciation, decommissioning and amortization	189.8	179.1
Nuclear fuel expense amortization	13.6	14.7
Equity in earnings of unconsolidated affiliates	(11.9)	(16.9)
Asset valuation charges	-	141.5
Deferred income taxes and investment tax credits, net	(10.9)	(100.9)
Change in -	Accounts receivable and accrued revenues	64.3	18.0
Other accounts receivable	-	116.4
Inventories	5.5	31.6
Other current assets	4.2	(2.1)
Accounts payable	(0.6)	(32.3)
Accrued Income Taxes	(19.2)	55.8
Other current liabilities	35.2	39.6
Other	2.3	(40.6)
Cash Provided by Operating Activities	413.6	445.1

Investing Activities
Capital expenditures	(326.9)	(256.0)
Acquisitions and investments	(4.0)	(14.9)
Proceeds from asset sales, net	12.6	51.5
Nuclear fuel	(16.8)	(9.5)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	(19.5)	(12.3)
Cash Used in Investing Activities	(363.4)	(250.0)

Financing Activities
Issuance of common stock	29.3	26.3
Repurchase of common stock	(6.8)	(41.1)
Dividends paid on common stock	(46.6)	(46.2)
Issuance of long-term debt	840.8	28.5
Retirement of long-term debt	(456.7)	(128.4)
Change in short-term debt	(394.6)	(32.7)
Other	(21.0)	-
Cash Used in Financing Activities	(55.6)	(193.6)

Change in Cash and Cash Equivalents	(5.4)	1.5

Cash and Cash Equivalents at Beginning of Period	43.6	47.0

Cash and Cash Equivalents at End of Period	$38.2	$48.5
======	======

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$97.1	$118.0
Income taxes (net of refunds)	$107.5	$77.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL INFORMATION

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2. ACCOUNTING POLICIES

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

	June 30, 2003	December 31, 2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$707.7	$ -
Pro forma	$707.7	$675.4

During the second quarter of 2003, Wisconsin Electric signed an agreement to lease the site of its existing coal-based Port Washington Power Plant to We Power, which would construct and own a new gas-fired generating station at the site as part of the Company's Power the Future program. The terms of the lease call for Wisconsin Electric to raze the existing facilities at the site by the spring of 2006. As such, Wisconsin Electric recorded an asset retirement obligation and corresponding plant asset in the amount of $14.9 million in the second quarter of 2003.

The following table presents the details of the Company's asset retirement obligations which are included on the Consolidated Condensed Balance Sheets in "Deferred Credits and Other Liabilities".

	Balance at	Initial	Liabilities	Liabilities		Cash flow	Balance at
	12/31/02	Adoption	Incurred	Settled	Accretion	revisions	6/30/03
	(Millions of Dollars)

Wisconsin Energy	$ -	$675.4	$14.9	$ -	$17.4	$ -	$707.7

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of June 30, 2003, the Company estimates that it has approximately $570 million related to removal costs recorded in Accumulated Depreciation.

Debt Redemption Costs:   As permitted by regulatory authorities, the Company is accounting for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, the Company defers the costs associated with the redemption of utility debt, to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt. Wisconsin Electric's $485 million of optional debt redemptions in June and August 2003 are being accounted for using the revenue neutral method of accounting. During 2003, the Company expects to defer as regulatory assets approximately $24.9 million of debt redemption costs and amortize these costs over approximately 24 months.

Financial Instruments with Characteristics of both Liabilities and Equity:   The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the Financial Accounting Standards Board in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. The Company's Trust Preferred Securities, previously separately classified in the capitalization section of its balance sheets, fall within the scope of SFAS 150. Effective for the quarterly period ending September 30, 2003, the Company will begin classifying its $200 million of outstanding Trust Preferred Securities as long-term debt on its balance sheets. In addition, the Company will prospectively begin classifying associated dividends ($13.7 million on an annualized basis) as interest expense on its income statements and cash paid for interest on its statements of cash flows.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. As a result of adopting FIN 46, the Company expects to begin consolidating its existing interests in the Wisconsin Electric Fuel Trust in the third quarter of 2003. The Wisconsin Electric Fuel Trust's sole business is to own and lease back to Wisconsin Electric the nuclear fuel used at Point Beach Nuclear Plant. Because Wisconsin Electric has historically accounted for this nuclear fuel leasing arrangement as a capital lease, the Company does not expect adoption of FIN 46 to have a significant impact on the Company's balance sheets or on its results of operations. The Company does not expect to consolidate any other existing interests in unconsolidated entities as a result of FIN 46.

3. BUSINESS COMBINATIONS AND GOODWILL

The Company accounts for goodwill and other intangibles under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

The following table presents the details of the Company's intangible assets that are included on the Consolidated Condensed Balance Sheets in "Deferred Charges and Other Assets".

		Accumulated
	Gross Value	Amortization	Net Book Value
	(Millions of Dollars)
June 30, 2003

Total amortizable intangible assets	$21.5	$7.0	$14.5
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.2	$9.1	$67.1
	===	===	===

December 31, 2002

Total amortizable intangible assets	$21.3	$6.2	$15.1
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.0	$8.3	$67.7
	===	===	===

The amount of intangible amortization expense included in operating income was $0.4 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. The estimated future annual intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2003 is estimated to be $0.8 million for 2003, and $1.7 million in 2004 trending down to $1.3 million in 2008.

The following table presents the changes in goodwill during the first six months of fiscal 2003:

	Balance at			Balance at
Reporting Unit	12/31/02	Acquired	Adjustments (a)	6/30/03
	(Millions of Dollars)

Utility Energy	$442.9	$ -	$ -	$442.9
Manufacturing	390.2	-	2.1	392.3
	$833.1	$ -	$2.1	$835.2
	====	====	====	====

(a)	The adjustment to the manufacturing reporting unit includes $1.6 million of purchase accounting adjustments and $0.5 million of currency translation adjustments.

4. ASSET VALUATION CHARGES AND NON-UTILITY ENERGY ASSETS

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

Non-Utility Energy Assets:   The Company has a 49.5% ownership interest in Androscoggin LLC ("Androscoggin"), which owns a co-generation power plant in Maine. This investment is accounted for under the equity method of accounting and had a book value of approximately $26 million at June 30, 2003.

Androscoggin has an energy services agreement with a company that receives steam from the co-generation plant. The steam customer filed a lawsuit against Androscoggin alleging breach of contract under the energy services agreement. In November 2002, a federal judge awarded partial summary judgment to the steam customer. This lawsuit is scheduled to go to a jury trial for the determination of damages, if any, in late 2003 or early 2004.

The bank-lending group, which provides non-recourse financing to Androscoggin, has implemented monthly reviews of its financial performance and outlook before extending credit facilities. Androscoggin's cash flow forecast indicates the continuing need for outside capital to meet its operating cash requirements. During 2003, another investor in Androscoggin has continued to fund cash shortfalls with subordinated debt. The ultimate value of this investment is dependent upon a satisfactory resolution of the litigation, the ability of Androscoggin to obtain long-term financing and the continued infusion of additional capital.

5. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$141.3	$41.2
Other Comprehensive Income (Loss)
Currency Translation Adjustments	3.9	1.6
Hedging Gains (Losses)	1.0	(2.7)
Other	0.4	-
Total Other Comprehensive Income (Loss)	5.3	(1.1)
Total Comprehensive Income	$146.6	$40.1
	====	====

Common Stock Repurchase Plan:   The Board of Directors approved a common stock repurchase plan, which, as extended, authorized the Company to purchase up to $400 million of its shares of common stock through December 31, 2004. During the first six months of 2003, Wisconsin Energy purchased 0.3 million shares of common stock for $6.8 million, all of which were purchased in the first quarter. From the date of inception, the Company has purchased approximately 13.4 million shares of common stock for $293.6 million. The Company retires the stock that is purchased.

During the first six months of 2003, Wisconsin Energy issued approximately 1.4 million new shares of common stock totaling $29.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

Stock-Based Compensation:   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of SFAS 123. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123, the Company's diluted earnings would have been reduced by $0.02 per share and $0.03 per share for the three and six months ended June 30, 2003, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$49.3	$45.4	$141.3	$41.2
Pro forma	$47.5	$44.1	$137.7	$38.7

Basic Earnings Per Common Share
As reported	$0.42	$0.39	$1.21	$0.36
Pro forma	$0.41	$0.38	$1.18	$0.34

Diluted Earnings Per Common Share
As reported	$0.42	$0.39	$1.20	$0.35
Pro forma	$0.40	$0.38	$1.17	$0.33

6. DERIVATIVE INSTRUMENTS

The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in Wisconsin Energy's regulated electric operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin ("PSCW") allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

Wisvest-Connecticut, LLC, formerly a wholly-owned subsidiary of Wisvest, which was sold in December 2002, had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. During the three and six months ended June 30, 2002, the Company recorded non-cash, after tax income of $1.9 million or $ 0.02 per share and $14.2 million or $0.12 per share, respectively, to reflect the increase in fuel oil prices and the settlement of transactions.

7. GUARANTEES

Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of June 30, 2003, Wisconsin Energy and subsidiaries had the following guarantees:

	Maximum Potential Future Payments	Outstanding at June 30, 2003	Liability Recorded at June 30, 2003
	(Millions of Dollars)
Wisconsin Energy Guarantees
Joint venture (Energy Affiliates)	$61.9	$20.2	$ -
Other	2.0	2.0	-

Wisconsin Electric Guarantees	274.9	-	-
Other Subsidiary Guarantees	14.2	13.2	-
Total	$353.0	$35.4	$ -
	====	====	====

Wisconsin Energy had provided a $60 million guarantee in support of construction period financing for WICOR's one-third interest in the Guardian Pipeline project. The pipeline went into commercial operation in December 2002, and Wisconsin Energy received a complete release of its obligations under this guarantee from the project's lenders in May 2003.

The Wisconsin Energy guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require Wisconsin Energy 's performance under the guarantees. The majority of these guarantees are ongoing, terminating upon prior Wisconsin Energy notice to the third party. The remaining guarantees terminate during 2003.

Other Wisconsin Energy guarantees support obligations of affiliates to third parties under loan agreements. In the event the affiliates fail to perform under the loan agreements, Wisconsin Energy would be responsible for the obligations.

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust. Effective July 1, 2003, in compliance with adoption of FIN 46, the Wisconsin Electric Fuel Trust is expected to become a consolidated entity of Wisconsin Electric. Wisconsin Electric will no longer reflect this affiliated guarantee on a consolidated basis. Wisconsin Electric also guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Other subsidiary guarantees support loan obligations between affiliates and third parties. In the event the loan obligations are not performed, the subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $8 million accrual recorded by the Company as of December 31, 2002.

8. SEGMENT INFORMATION

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and six month periods ended June 30, 2003 and 2002 is shown in the following table. Information for the six month period ended June 30, 2002 includes a non-cash impairment charge of $141.5 million ($92.0 million after tax), primarily related to the Non-Utility Energy Segment (See Note 4), and is not comparable to the same period in 2003.

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

June 30, 2003
Operating Revenues (b)	$693.4	$5.7	$206.1	$9.1	$914.3
Operating Income (Loss)	$91.4	($2.5)	$23.7	$3.7	$116.3
Net Income (Loss)	$45.8	($4.1)	$11.2	($3.6)	$49.3
Capital Expenditures	$133.6	$43.8	$2.8	$7.4	$187.6

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

June 30, 2002
Operating Revenues (b)	$634.6	$38.7	$192.6	$5.0	$870.9
Operating Income (Loss)	$98.2	($1.4)	$21.9	($6.4)	$112.3
Net Income (Loss)	$49.3	($3.4)	$10.2	($10.7)	$45.4
Capital Expenditures	$99.2	$35.2	$4.1	$4.3	$142.8

Six Months Ended

June 30, 2003
Operating Revenues (b)	$1,735.6	$6.8	$383.9	$17.2	$2,143.5
Operating Income (Loss)	$271.0	($8.5)	$38.9	$3.0	$304.4
Net Income (Loss)	$147.9	($12.2)	$17.5	($11.9)	$141.3
Capital Expenditures	$214.8	$91.1	$5.2	$15.8	$326.9
Total Assets	$7,471.3	$427.8	$947.6	$376.8	$9,223.5

June 30, 2002
Operating Revenues (b)	$1,416.3	$82.1	$343.5	$15.0	$1,856.9
Operating Income (Loss)	$270.3	($130.2)	$28.4	($21.9)	$146.6
Net Income (Loss)	$139.0	($79.4)	$11.2	($29.6)	$41.2
Capital Expenditures	$170.6	$60.5	$8.6	$16.3	$256.0
Total Assets	$6,344.3	$626.0	$937.0	$331.7	$8,239.0

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in recycling technology by Minergy as well as interest on corporate debt.

(b)

Intersegment revenues are not material. Eliminations for intersegment revenues in the amounts of $0.8 million and $1.0 million are included in Operating Revenues for the three months ended June 2003 and 2002, respectively and in the amounts of $0.9 million and $1.1 million for six months ended June 2003 and 2002, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency ("EPA") regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million. This agreement is open to public comment and subject to federal court approval. On July 10, 2003, the state of Michigan and the EPA filed a joint motion with the court to allow Michigan to become a party to the agreement between the EPA and Wisconsin Electric. The court granted the motion on July 21, 2003.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, Wisconsin Electric entered into Settlement Agreements and Releases during 2002 with Giddings & Lewis, Inc. and the City of West Allis in a lawsuit alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter. In the second quarter of 2003, Wisconsin Electric recovered amounts totaling approximately $9.1 million from several insurance carriers, which has been recorded as a reduction of other operation and maintenance expenses. The Company is continuing to pursue litigation against the remaining insurance carriers.

Nuclear Insurance:   The Price-Anderson Act limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.4 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $9.1 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. Effective August 20, 2003, the deferred premium increases to a maximum of $99.2 million per reactor. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $14.8 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $10.0 million.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2003

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's operating income by business segment during the second quarter of 2003 with similar information during the second quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended June 30
	2003	B (W)	2002
	(Millions of Dollars, Except per Share Amounts)
Contribution to Operating Income
Utility Energy Segment	$91.4	($6.8)	$98.2
Manufacturing Segment	23.7	1.8	21.9
Non-Utility Energy Segment	(2.5)	(1.1)	(1.4)
Corporate and Other	3.7	10.1	(6.4)
Total Operating Income	116.3	4.0	112.3
Other Income, net	13.4	(2.9)	16.3
Financing Costs	55.5	1.9	57.4
Income Before Income Taxes	74.2	3.0	71.2
Income Taxes	24.9	0.9	25.8
Net Income	$49.3	$3.9	$45.4
	====	====	====
Diluted Earnings Per Share	$0.42	$0.03	$0.39
	====	====	====

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The utility energy segment contributed $91.4 million to operating income during the second quarter of 2003, a decrease of $6.8 million or 6.9% over the prior year second quarter. The decrease in operating income is largely due to unseasonably cool weather during spring and early summer 2003 and higher fuel and purchased power costs, both of which reduced electric margins between the comparative periods. An increase in benefit and bad debt expenses also contributed to the decline in operating income. A March 2003 rate increase associated with fuel and purchased power expenses and slightly higher gas margins between the comparative periods partially mitigated the decline in utility operating income. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended June 30
Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Electric	$478.0	$11.0	$467.0
Gas	210.7	47.8	162.9
Other	4.7	-	4.7
Total Operating Revenues	693.4	58.8	634.6
Fuel and Purchased Power	138.3	(16.0)	122.3
Cost of Gas Sold	143.6	(45.1)	98.5
Gross Margin	411.5	(2.3)	413.8
Other Operating Expenses
Other Operation and Maintenance	221.7	(2.4)	219.3
Depreciation, Decommissioning
and Amortization	78.9	(2.4)	76.5
Property and Revenue Taxes	19.5	0.3	19.8
Operating Income	$91.4	($6.8)	$98.2
	====	====	====

A more detailed analysis of financial results for the utility energy segment follows.

Presque Isle Power Plant Flooding:   In May 2003, the Company experienced a flood at its Presque Isle Power Plant in the Upper Peninsula of Michigan. As a result of the flood, the Company expects to incur an estimated $12 million to $15 million of costs to repair and restore the plant. These costs are being deferred pending future recovery. In addition, the Company incurred additional fuel and purchased power costs of approximately $7 million due to the unavailability of the plant. The Company has insurance, which is expected to cover most of the repair and the restoration of the plant. The Company is also pursuing other options to recover increased costs and lost revenues not covered by insurance associated with this event.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the second quarter of 2003 with similar information for the second quarter of 2002.

	Three Months Ended June 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$478.0	$11.0	$467.0
Fuel and Purchased Power
Fuel	64.3	4.2	68.5
Purchased Power	72.6	(20.8)	51.8
Total Fuel and Purchased Power	136.9	(16.6)	120.3
Gross Margin	$341.1	($5.6)	$346.7
	====	====	====

During the second quarter of 2003, total electric utility operating revenues increased by $11.0 million or 2.4% when compared with the second quarter of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a quarter to quarter basis, the fuel surcharge resulted in $12.6 million of additional revenue. The Company also implemented a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased second quarter 2003 revenues by approximately $11.3 million, while the impact of unseasonably cool weather during the spring and early summer of 2003 significantly reduced operating revenues compared to the prior year. As measured by cooling degree days, the second quarter of 2003 was 68.9% cooler than the second quarter of 2002 and 59.2% cooler than normal.

Electric gross margin decreased 1.6% between the comparative periods as higher total fuel and purchased power costs more than offset the growth in electric operating revenues. Total fuel and purchased power expenses grew due to a significant increase in the volume and price of purchased power. The volume of purchased energy used in the second quarter of 2003 increased 33% due to the lower availability of the Company's generating units, including the Presque Isle Power Plant which was forced off-line from mid-May through mid-June 2003 due to flooding. The per unit cost of purchased power was 10.5% higher than during the second quarter of 2002 primarily due to higher natural gas costs. Of the $16.6 million total increase in fuel and purchased power costs, approximately $7 million was attributable to the flood at Presque Isle. Overall, the combined cost of fuel and purchased power increased 19.4% on a cost per megawatt hour basis between the second quarter of 2002 and the second quarter of 2003.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the second quarter of 2003 with similar information for the second quarter of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended June 30			Three Months Ended June 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$160.0	($5.0)	$165.0	1,774.9	(170.6)	1,945.5
Small Commercial/Industrial	157.3	5.4	151.9	2,077.1	(54.8)	2,131.9
Large Commercial/Industrial	129.5	6.9	122.6	2,689.8	(139.1)	2,828.9
Other-Retail/Municipal	20.8	1.6	19.2	526.4	21.7	504.7
Resale-Utilities	3.2	(0.2)	3.4	107.7	(17.4)	125.1
Other-Operating Revenues	7.2	2.3	4.9	-	-	-
Total	$478.0	$11.0	$467.0	7,175.9	(360.2)	7,536.1
	====	====	====	=====	=====	=====
Weather -- Degree Days (a)
Cooling (184 Normal)				75	(166)	241

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 4.8% during the second quarter of 2003 compared to the same period in 2002. Residential sales were down 8.8% reflecting cooler spring and early summer weather. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to Wisconsin Electric's largest customers, two iron ore mines, decreased by 104.9 thousand megawatt-hours or 19.3% between the comparative periods primarily due to the outage at Presque Isle Power Plant. The Company was required to temporarily curtail electric sales to the mines until Presque Isle was returned to service. Excluding these two mines, Wisconsin Energy's total electric energy sales fell 3.7% and sales volumes to the remaining large commercial/industrial customers were down 1.5% between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries for the second quarter of 2003 and the second quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $47.8 million or 29.3% offset by a $45.1 million or 45.8% increase in purchased gas costs.

	Three Months Ended June 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$210.7	$47.8	$162.9
Cost of Gas Sold	143.6	(45.1)	98.5
Gross Margin	$67.1	$2.7	$64.4
	====	====	====

Gas margins increased $2.7 million or 4.2% between the comparative periods due primarily to recognition of $3.3 million of increased gas cost incentive revenues during the second quarter of 2003 compared with the second quarter of 2002 under the Company's gas cost recovery mechanisms.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the second quarter of 2003 with similar information for the second quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended June 30			Three Months Ended June 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$40.4	($0.4)	$40.8	128.0	(2.8)	130.8
Commercial/Industrial	11.4	(0.1)	11.5	71.5	(1.2)	72.7
Interruptible	0.4	-	0.4	5.5	(0.7)	6.2
Total Gas Sold	52.2	(0.5)	52.7	205.0	(4.7)	209.7
Transported Gas	8.9	(0.3)	9.2	171.8	(9.6)	181.4
Other-Operating	6.0	3.5	2.5	-	-	-
Total	$67.1	$2.7	$64.4	376.8	(14.3)	391.1
	====	===	====	===	===	===

Weather -- Degree Days (a)
Heating (947 Normal)				1,158	94	1,064

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $2.4 million or 1.1% during the second quarter of 2003 when compared with the second quarter of 2002. The increase was primarily attributable to approximately $11.3 million of higher electric transmission expenses, which were offset by increased revenues resulting from a surcharge that became effective in October of 2002. Pension and benefit costs increased by $5.4 million and bad debt expenses increased by $1.0 million during 2003. Insurance recoveries of approximately $9.1 million in the second quarter of 2003 compared to associated settlement costs of $8.7 million in the second quarter of 2002, both related to the Giddings & Lewis/City of West Allis litigation, offset much of the increase in other operation and maintenance expenses.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $2.4 million or 3.1% during the second quarter of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

The manufacturing segment contributed operating income of $23.7 million during the second quarter of 2003 compared with $21.9 million during the second quarter of 2002. This $1.8 million increase in operating income primarily resulted from strong sales in the Water Systems market. The following table identifies the key components of operating income for Wisconsin Energy's manufacturing segment between the comparative periods.

	Three Months Ended June 30
Manufacturing Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Domestic	$147.4	$0.9	$146.5
International	58.7	12.6	46.1
Total Operating Revenues	206.1	13.5	192.6
Cost of Goods Sold	151.8	(10.1)	141.7
Gross Margin	54.3	3.4	50.9
Operating Expenses	30.6	(1.6)	29.0
Operating Income	$23.7	$1.8	$21.9
	====	====	====

Manufacturing operating revenues for the second quarter of 2003 were $206.1 million, an increase of $13.5 million or 7.0% compared to the same period in 2002. Acquisitions completed in 2002 contributed $3.9 million of additional sales during the second quarter of 2003. The Company experienced a 5.0% growth in its base manufacturing business between the comparative periods. Overall for the quarter, sales in all markets of the manufacturing business were at or above the prior year with the exception of the Beverage and Food segment. The largest growth was seen in the Water Systems market (excluding acquisitions), which increased 11.3% due to wet conditions in the Northeastern and Midwestern sections of the United States as well as to increased export and international sales. During the second quarter of 2003, international sales were 27.3% ahead of the same period in 2002, with half due to continued international growth and half relating to foreign currency translation adjustments related to a weaker U.S. dollar.

The gross margin increased to $54.3 million for the second quarter of 2003 from $50.9 million for the same period in 2002, which is flat for the same period year over year as a percentage of sales. For the second quarter of 2003, operating expenses as a percentage of sales decreased to 14.8% from 15.1% for the second quarter of 2002.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The operations of the non-utility energy segment have been significantly reduced from the prior year due to the sale of Wisvest-Connecticut in December 2002. The following table compares the operating losses of Wisconsin Energy's non-utility energy segment between the second quarter of 2003 and the second quarter of 2002.

	Three Months Ended June 30
Non-Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$5.7	($33.0)	$38.7
Fuel and Purchased Power	0.2	19.7	19.9
Gross Margin	5.5	(13.3)	18.8
Other Operating Expenses
Other Operation and Maintenance	5.6	11.6	17.2
Depreciation, Decommissioning
and Amortization	1.8	(1.0)	0.8
Property and Revenue Taxes	0.6	1.6	2.2
Operating Loss	($2.5)	($1.1)	($1.4)
	====	====	====

The increase in the operating loss primarily relates to the sale of Wisvest-Connecticut, which had positive operating income during the second quarter of 2002, and to increased depreciation expenses at Wisvest associated with the Calumet gas-based power plant in Chicago, Illinois, which began operation in June 2002.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates operating income increased $10.1 million in the second quarter of 2003 compared to the same period in 2002, primarily due to improved operating results by Minergy and to the timing of real estate asset sales by Wispark. Minergy's results improved primarily due to higher revenues and lower fuel costs at its Minergy-Neenah recycling facility. Also, Wisconsin Energy reduced other operation and maintenance expenses by $3.1 million during the second quarter of 2003. In connection with the Power the Future Port Washington lease that was entered into and approved by the PSCW in the second quarter of 2003, Wisconsin Electric will reimburse We Power for the $3.1 million of previously incurred costs. Wisconsin Electric received approval from the PSCW to defer certain Port Washington costs billed by We Power for recovery in future rates. The following table identifies the components of operating income (loss) of Wisconsin Energy's corporate and other affiliates between the second quarter of 2003 and the second quarter of 2002.

	Three Months Ended June 30
Corporate and Other Affiliates	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$9.1	$4.1	$5.0
Operating Expenses
Other Operation and Maintenance	3.3	6.7	10.0
Depreciation, Decommissioning
and Amortization	1.9	(0.7)	1.2
Property and Revenue Taxes	0.2	-	0.2
Operating Income (Loss)	$3.7	$10.1	($6.4)
	===	===	===

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Net consolidated other income and deductions decreased by $2.9 million in the second quarter of 2003 compared to the second quarter of 2002. This decrease is primarily due to a $3.2 million civil penalty the Company agreed to pay pursuant to the terms of an EPA consent decree. (See Note 9 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report for more information.)

The Company recorded a gain of $3.0 million in the second quarter of 2003 that related to the prior receipt of stock from the demutualization of two life insurance companies in which the Company was a policy holder. Also in the second quarter of 2003, the Company recorded a charitable contribution expense of $3.0 million when it contributed the stock to the Wisconsin Energy Corporation Foundation.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $1.9 million in the three months ended June 30, 2003 compared to the same period in 2002. This decline was primarily due to lower interest rates and lower debt levels.

CONSOLIDATED INCOME TAXES

For the second quarter of 2003, the Company's effective tax rate was 33.6%, which was less than the annual rate of 38.8% for 2002. This reduction in the effective income tax rate was primarily due to tax credits associated with rehabilitation projects, a lower effective rate for state income taxes, and the favorable settlement of tax contingencies. The Company expects the annual effective income tax rate for 2003 to be between 36% and 37%.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2003

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's operating income by business segment during the first six months of 2003 with similar information during the first six months of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Six Months Ended June 30
	2003	B (W)	2002
	(Millions of Dollars, Except per Share Amounts)

Contribution to Operating Income
Utility Energy Segment	$271.0	$0.7	$270.3
Manufacturing Segment	38.9	10.5	28.4
Non-Utility Energy Segment (a)	(8.5)	121.7	(130.2)
Corporate and Other (b)	3.0	24.9	(21.9)
Total Operating Income	304.4	157.8	146.6
Other Income, net	21.0	(18.8)	39.8
Financing Costs	106.9	9.0	115.9
Income Before Income Taxes	218.5	148.0	70.5
Income Taxes	77.2	(47.9)	29.3
Net Income	$141.3	$100.1	$41.2
	====	====	====

Diluted Earnings Per Share	$1.20	$0.85	$0.35
	====	====	====

(a)	During 2002, non-utility energy segment operating income includes a non-cash impairment charge of $125.2 million.

(b)	During 2002, corporate and other operating income includes a non-cash impairment charge of 16.3 million.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The utility energy segment contributed $271.0 million to operating income during the first six months of 2003, basically unchanged when compared with the same period in the prior year. The following table summarizes the comparative operating income of this segment.

	Six Months Ended June 30
Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Electric	$965.9	$56.1	$909.8
Gas	755.7	262.4	493.3
Other	14.0	0.8	13.2
Total Operating Revenues	1,735.6	319.3	1,416.3
Fuel and Purchased Power	277.3	(38.1)	239.2
Cost of Gas Sold	538.6	(240.3)	298.3
Gross Margin	919.7	40.9	878.8
Other Operating Expenses
Other Operation and Maintenance	452.4	(36.6)	415.8
Depreciation, Decommissioning
and Amortization	156.5	(4.3)	152.2
Property and Revenue Taxes	39.8	0.7	40.5
Operating Income	$271.0	$0.7	$270.3
	====	====	====

A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the first six months of 2003 with similar information for the first six months of 2002.

	Six Months Ended June 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$965.9	$56.1	$909.8
Fuel and Purchased Power
Fuel	135.1	(4.1)	131.0
Purchased Power	138.6	(34.5)	104.1
Total Fuel and Purchased Power	273.7	(38.6)	235.1
Gross Margin	$692.2	$17.5	$674.7
	====	====	====

During the first six months of 2003, total electric utility operating revenues increased by $56.1 million or 6.2% when compared with the first six months of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a year-to-date basis, the fuel surcharge resulted in $14.9 million of additional revenue. The Company also implemented a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2003 revenues by approximately $23.1 million. Non-fuel Operation and Maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. The impact of favorable weather on heating load during the first quarter of 2003 was offset by the impact of unfavorable weather on cooling load during the second quarter of 2003, thereby reducing electric operating revenues by an estimated $7.7 million between the comparative periods.

Electric gross margin increased 2.6% between the comparative periods primarily due to the higher revenues as discussed, which more than offset an increase in fuel and purchased power costs. Total fuel and purchased power expenses grew mostly due to a significant increase in natural gas prices, the primary fuel source for Wisconsin Energy's purchased power, resulting in a 24.5% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.23 for the first half of 2003 compared to $2.90 for the first half of 2002 on a per dekatherm basis. Fuel and purchased power costs also increased by approximately $7 million due to the need for replacement power caused by a flood that temporarily shut down the Company's Presque Isle Power Plant during the second quarter of 2003. Overall, the combined cost of fuel and purchased power increased 13.3% on a cost per megawatt hour basis between the first six months of 2002 and the first six months of 2003.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first six months of 2003 with similar information for the first six months of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Six Months Ended June 30			Six Months Ended June 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$339.7	$7.5	$332.2	3,851.9	(76.0)	3,927.9
Small Commercial/Industrial	310.1	18.3	291.8	4,247.0	53.4	4,193.6
Large Commercial/Industrial	251.8	21.8	230.0	5,459.6	214.8	5,244.8
Other-Retail/Municipal	42.8	6.4	36.4	1,146.5	191.5	955.0
Resale-Utilities	9.3	2.8	6.5	256.9	17.0	239.9
Other-Operating Revenues	12.2	(0.7)	12.9	-	-	-
Total	$965.9	$56.1	$909.8	14,961.9	400.7	14,561.2
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (a)
Heating (4,202 Normal)				4,705	623	4,082
Cooling (185 Normal)				75	(166)	241

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales increased by 2.8% during the first half of 2003. Residential sales fell 1.9% because the impact of unfavorable weather conditions on cooling load during the second quarter of 2003 offset the impact of favorable weather conditions on heating load during the first quarter of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Despite a temporary curtailment of electric sales in the second quarter of 2003 as a result of a flood-related outage at the Company's Presque Isle Power Plant, sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 154.2 thousand megawatt-hours or 18.3% between the comparative periods because one of the mines had an extended outage in the first quarter of 2002. Excluding these two mines, Wisconsin Energy's total electric energy sales increased by 1.8% and sales volumes to the remaining large commercial/industrial customers improved by 1.4% between the comparative periods. Sales to municipal utilities, the Other Retail/Municipal customer class, increased 20.1% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries for the first six months of 2003 and the first six months of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $262.4 million or 53.2% offset by a $240.3 million or 80.5% increase in purchased gas costs.

	Six Months Ended June 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$755.7	$262.4	$493.3
Cost of Gas Sold	538.6	(240.3)	298.3
Gross Margin	$217.1	$22.1	$195.0
	====	====	====

Gas margins increased $22.1 million or 11.3% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first half of 2003 was 15.3% colder than the first half of 2002 and 12.0% colder than normal. A $3.3 million increase in gas cost incentive revenues during the second quarter of 2003 under the Company's gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the first six months of 2003 with similar information for the first six months of 2002.

	Gross Margin			Therm Deliveries
	Six Months Ended June 30			Six Months Ended June 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$141.1	$12.6	$128.5	546.1	58.3	487.8
Commercial/Industrial	43.5	5.0	38.5	310.1	40.1	270.0
Interruptible	1.1	-	1.1	15.2	0.7	14.5
Total Gas Sold	185.7	17.6	168.1	871.4	99.1	772.3
Transported Gas	22.6	0.2	22.4	428.4	(0.1)	428.5
Other-Operating	8.8	4.3	4.5	-	-	-
Total	$217.1	$22.1	$195.0	1,299.8	99.0	1,200.8
	=====	=====	=====	=====	=====	=====

Weather -- Degree Days (a)
Heating (4,202 Normal)				4,705	623	4,082

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $36.6 million or 8.8% during the first six months of 2003 when compared with the first six months of 2002. The increase was primarily attributable to approximately $23.1 million of higher electric transmission expenses which were offset by increased revenues recorded due to a surcharge that became effective in October of 2002. Pension and benefit costs increased by $10.4 million during 2003 and bad debt expenses increased by $7.4 million in large part due to higher gas bills. Insurance recoveries of approximately $9.1 million in the second quarter of 2003 compared to associated settlement costs of $8.7 million in the second quarter of 2002, both related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $4.3 million or 2.8% during the first six months of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

The manufacturing segment contributed operating income of $38.9 million during the first six months of 2003 compared with $28.4 million during the first six months of 2002. The following table identifies the key components of operating income for Wisconsin Energy's manufacturing segment between the comparative periods.

	Six Months Ended June 30
Manufacturing Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Domestic	$275.9	$19.2	$256.7
International	108.0	21.2	86.8
Total Operating Revenues	383.9	40.4	343.5
Cost of Goods Sold	283.5	(27.8)	255.7
Gross Margin	100.4	12.6	87.8
Operating Expenses	61.5	(2.1)	59.4
Operating Income	$38.9	$10.5	$28.4
	====	====	====

Manufacturing operating revenues for the six months ended June 30, 2003 were $383.9 million, an increase of $40.4 million or 11.8% compared to the same period in 2002. Acquisitions completed in 2002 contributed $10.4 million of sales during the first six months of 2003. The Company experienced an 8.7% growth in its base manufacturing business between the comparative periods. Overall for the first half of 2003, sales in all markets of the manufacturing business were at or above the prior year with the exception of the Beverage and Food segment. The largest growth was seen in the Water Systems market, which increased $36.2 million or 26.1%, due to wet conditions in the Northeastern and Midwestern sections of the United States, coupled with the impact of a 2002 second quarter acquisition. The RV, Agriculture and Industrial markets also saw significant growth over the prior year sales levels. During the first half of 2003, international sales were 24.4% ahead of the same period in 2002, with half due to continued international growth and half relating to currency translation effects.

The gross profit margins increased to 26.2% for the first six months of 2003 from 25.6% for the same period in 2002. The increase in gross margins is due to changes in the customer/product mix, continued cost reduction efforts, as well as efficiencies gained through the consolidation of facilities in 2002. For the first six months of 2003, operating expenses as a percentage of sales decreased to 16.0% from 17.3% for the first six months of 2002. During 2002, the manufacturing segment recorded $4.5 million of charges related to relocation and closing/severance payments that did not recur in 2003. Excluding these charges, operating expenses as a percentage of sales were flat year over year for the period.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The operations of the non-utility energy segment have been significantly reduced from the prior year due to the sale of Wisvest-Connecticut in December 2002. The following table compares the operating losses of Wisconsin Energy's non-utility energy segment between the first six months of 2003 and the first six months of 2002.

	Six Months Ended June 30
Non-Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$6.8	($75.3)	$82.1
Fuel and Purchased Power	0.4	50.9	51.3
Gross Margin	6.4	(24.4)	30.8
Other Operating Expenses
Other Operation and Maintenance	10.1	20.8	30.9
Depreciation, Decommissioning
and Amortization	3.7	(2.5)	1.2
Property and Revenue Taxes	1.1	2.6	3.7
Valuation Charge	-	125.2	125.2
Operating Loss	($8.5)	$121.7	($130.2)
	=====	====	====

The decrease in the operating loss primarily relates to a $125.2 million asset valuation charge recorded in the first quarter of 2002 and to the sale of Wisvest-Connecticut in December 2002.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates operating income increased $24.9 million in the first six months of 2003 compared to the same period in 2002 primarily due to a $16.3 million asset valuation charge recorded in the first quarter of 2002. In addition, Minergy's results improved primarily due to higher revenues and lower fuel costs at its Minergy-Neenah recycling facility. Also, Wisconsin Energy reduced other operation and maintenance expenses by $3.1 million during the second quarter of 2003. In connection with the Power the Future Port Washington lease that was entered into and approved by the PSCW in the second quarter of 2003, Wisconsin Electric will reimburse We Power for the $3.1 million of previously incurred costs. Wisconsin Electric received approval from the PSCW to defer certain Port Washington costs billed by We Power for recovery in future rates. The following table identifies the components of operating income (loss) of Wisconsin Energy's corporate and other affiliates between the six months ended June 30, 2003 and the six months ended June 30, 2002.

	Six Months Ended June 30
Corporate and Other Affiliates	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$17.2	$2.2	$15.0
Operating Expenses
Other Operation and Maintenance	10.6	6.5	17.1
Depreciation, Decommissioning
and Amortization	3.1	(0.4)	2.7
Property and Revenue Taxes	0.5	0.3	0.8
Valuation Charge	-	16.3	16.3
Operating Income (Loss)	$3.0	$24.9	($21.9)
	===	====	====

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Net consolidated other income and deductions decreased by $18.8 million in the first six months of 2003 compared to the first six months of 2002. This decrease is primarily due to $23.6 million in SFAS 133 gains recognized in 2002 on fuel oil contracts at Wisvest-Connecticut's two power plants, which were sold in December 2002. Also in 2002, the Company recorded $5.3 million of costs associated with bond redemptions.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $9.0 million in the six months ended June 30, 2003 compared to the same period in 2002. This decline was primarily due to lower interest rates and lower debt levels.

CONSOLIDATED INCOME TAXES

For the first six months of 2003, the Company's effective tax rate was 35.3%, which was less than the annual rate of 38.8% for 2002. This reduction in the effective income tax rate was primarily due to tax credits associated with rehabilitation projects, a lower effective rate for state income taxes, the favorable settlement of tax contingencies, and the Company's ability to recognize almost $3 million of state net operating loss carryforwards in the manufacturing segment.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first six months of 2003 and 2002:

	Six Months Ended June 30
Wisconsin Energy Corporation	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$413.6	$445.1
Investing Activities	($363.4)	($250.0)
Financing Activities	($55.6)	($193.6)

Operating Activities

Cash provided by operating activities decreased to $413.6 million during the first six months of 2003 compared with $445.1 million during the same period in 2002. This decrease was primarily due to a $116 million refund in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation offset in part by lower working capital requirements between the comparative periods due to the impact of unseasonably cool spring and early summer weather in 2003.

Investing Activities

During the first six months of 2003, Wisconsin Energy invested a total of $363.4 million, an increase of $113.4 million over the prior year, primarily due to the Power the Future initiative, to costs for construction of the Ixonia natural gas lateral, and to reduced asset sales. In the first half of 2003, the Company had capital expenditures of $214.8 million for utility plant, $91.1 million for non-utility energy projects ($90.4 million of which is attributable to Power the Future), $5.2 million for manufacturing and $15.8 million for other non-utility activities. Between the comparative periods, Wisconsin Energy had $38.9 million less of asset sales and spent $7.3 million more on nuclear fuel due to the timing of purchases related to scheduled outages at Point Beach Nuclear Plant.

Financing Activities

During the six months ended June 30, 2003, the Company used $55.6 million for financing activities compared with using $193.6 million for financing activities during the first six months of 2002. The Company reduced short-term debt by $394.6 million and retired $456.7 million of long-term debt during 2003, reducing its debt to total capital ratio to 61.7% from 62.9% at the end of 2002.

In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under an existing shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of the Company's outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an existing $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003 and will be used for the optional redemption in August 2003 of another $60 million debt issue that has been called.

The debt refinancings in June and August 2003 are being accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby net debt extinguishment costs in the amount of approximately $24.9 million are being deferred and will be amortized over an approximately two year period based upon the level of interest savings achieved.

During the first six months of 2003, Wisconsin Energy purchased approximately 0.3 million shares of common stock for $6.8 million, all of which were purchased in the first quarter, under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first six months of 2003, Wisconsin Energy issued approximately 1.4 million new shares of common stock aggregating $29.3 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2003 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings and existing lines of credit supplemented, if necessary, through the sale of debt securities and the issuance of common stock under the Company's stock plans.

Depending on market conditions and other factors including receipt of required regulatory approvals, Wisconsin Gas anticipates issuing $100 million of unsecured long-term debt during the fourth quarter of 2003.

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

Wisconsin Energy had approximately $1 billion of available unused lines of bank back-up credit facilities on a consolidated basis as of June 30, 2003. The Company had approximately $559 million of total consolidated short-term debt outstanding on such date.

Wisconsin Energy and its subsidiaries review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations. The following table summarizes such facilities at June 30, 2003:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	Apr-2004	364 day
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	Jun-2004	364 day
Wisconsin Gas	$200.0	$ -	$200.0	Jun-2004	364 day

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

On June 25, 2003, Wisconsin Electric entered into an unsecured 364 day $250 million bank back-up credit facility to replace a $230 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On June 25, 2003, Wisconsin Gas entered into an unsecured 364 day $200 million bank back-up credit facility to replace a $185 million credit facility that was scheduled to expire on December 10, 2003. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Energy's consolidated capitalization structure at June 30, 2003 and at December 31, 2002:

Capitalization Structure	June 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,261.0	34.7%	$2,139.4	33.5%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Trust Preferred Securities (a)	200.0	3.1%	200.0	3.1%
Long-Term Debt (including
current maturities)	3,458.8	53.1%	3,070.8	48.0%
Short-Term Debt	558.5	8.6%	953.1	14.9%
Total	$6,508.7	100.0%	$6,393.7	100.0%
	=====	=====	=====	=====

(a) Effective with the adoption of SFAS 150 on July 1, 2003, the Company will reclassify its Trust Preferred Securities as Long-Term Debt. For further information, see Note 2 in the Notes to Consolidated Condensed Financial
      Statements in Part I, Item 1 of this report.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures. Wisconsin Energy's 2003 annual consolidated capital expenditure budget is approximately $693 million.

Financial Instruments:   Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 7 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

Contractual Obligations/Commercial Commitments:   The Company's total contractual obligations and other commercial commitments as of June 30, 2003 increased compared with December 31, 2002 due to Wisconsin Energy's sale of $200 million of unsecured Senior Notes and Wisconsin Electric's sale of $635 million of unsecured Debentures. These obligations were offset by the optional redemptions of $425 million of debt securities in June 2003 and customary periodic payments, along with reductions during the first six months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process. The PSCW has authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigate most of the risk of gas cost variations.

Independent Power Project Market Risk:   As of June 30, 2003, the Company had approximately $273 million of non-utility energy assets, excluding those held by We Power. Based upon projections of the expected undiscounted cash flows over the useful life of these assets, the Company has concluded that it will recover its costs. However, the values that could be realized if the Company immediately disposed of certain assets are believed to be less than their carrying amounts.

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

Credit Rating Risk:   Wisconsin Energy and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Wisconsin Energy and its subsidiaries do have certain agreements in the form of purchased power contracts, energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At June 30, 2003, the Company estimates that the potential payments under such agreements that could result from credit rating downgrades totaled approximately $56 million.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based upon this analysis, the Company determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, the Company filed a request with the PSCW in February 2003 to increase Wisconsin retail electric rates by $55.0 million annually to recover the forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order is subject to PSCW audit and final order.

Proceedings on the final order have been concluded. The Company anticipates a final order in the third quarter of 2003. The final order is expected to reflect both actual costs incurred plus a reflection of changes in natural gas prices. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest at the Company's current authorized rate of return on common equity of 12.2% should the final order be for less than the interim order.

Limited Rate Adjustment Request:   Under the conditions of the PSCW Order authorizing Wisconsin Energy's acquisition of WICOR, Inc., the Company is authorized to seek rate reviews with the PSCW during a five-year rate restriction period that began January 1, 2001 limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and

  Major gas lateral projects associated with approved natural gas pipeline construction projects.

On July 2, 2003, the Company filed an application with the PSCW for $90.3 million of total rate adjustments for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of the Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, (3) costs for construction of the Ixonia Lateral further described below, and (4) costs related to steam utility operations. The filing identifies anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric, $26.2 million (3.9%) for the gas operations of Wisconsin Gas, and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also includes an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. The Company expects to update its filing with the PSCW at the end of 2003 to reflect additional anticipated 2005 revenue deficiencies associated with the Oak Creek Generating Units that are contemplated as part of the Power the Future strategy. The Company anticipates an order from the PSCW on this request in early 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The Company estimates such amount to be $21.4 million during 2003. In the letter, the Company stated its intention to suggest a mechanism for recovery of these costs, and to prevent such circumstances from occurring in the future. It is unknown when the PSCW will rule on this request.

Ixonia Lateral:   In April 2003, Wisconsin Gas started construction on the 35-mile Ixonia Lateral, which will connect the Wisconsin Gas distribution system to the Guardian Pipeline. The Ixonia Lateral is expected to provide substantial gas cost savings as well as critical additional pipeline capacity. Wisconsin Gas expects to complete and place the Ixonia Lateral in service in time to allow Wisconsin Gas to access its full contract capacity from Guardian Pipeline in the fourth quarter of 2003. In the event that the Ixonia Lateral is not completed prior to November 2003, Wisconsin Gas would incur additional operating costs for gas to be delivered into its service territory.

On August 24, 2001, Neighbors Standing United, a landowner group, and an individual landowner, filed petitions for review of the PSCW order dated July 25, 2001, which approved Wisconsin Gas' application to construct and operate the Ixonia Lateral. The Jefferson County Circuit Court on November 5, 2002 rendered a decision denying the petitions for review of the PSCW order and request for injunctive relief with one modification by the Court which narrowed the approved pipeline corridor from 800 to 200 feet. In December 2002, the landowner filed a notice of appeal of the Court decision to the Wisconsin Court of Appeals. On June 24, 2003, the Wisconsin Court of Appeals dismissed the landowner's appeal of the Circuit Court decision.

Power the Future - Port Washington:   After receiving approval from the PSCW for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. We Power began construction of the new facility in July 2003 and expects to complete construction by the end of the second quarter of 2005. We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in leased generation contracts that were signed in May 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request at an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Washington Generating Station Unit 2, the order from the PSCW authorizing the Port Washington project requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. The Company intends to file an application with the Federal Energy Regulatory Commission ("FERC") seeking authorization to transfer certain FERC jurisdictional assets from Wisconsin Electric to We Power.

Associated with construction of the Port Washington Generating Station under the Company's Power the Future strategy, Wisconsin Gas received a CPCN from the PSCW in January 2003 authorizing construction of a 16.8 mile gas lateral that will connect the plant to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. The Company received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources ("WDNR") on July 3, 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. The Company has modified the planned route pursuant to the WDNR's request and will submit a request to the PSCW, if necessary, for re-approval of the modified route. Including the requested changes, the Company estimates the total cost of the project to be $39.5 million, subject to PSCW approval. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

Power the Future - Oak Creek:   Implementation of phase two of the Company's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a CPCN for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003 and established a time schedule for the Oak Creek CPCN hearings. Such intervenors subsequently filed a petition for judicial review of the PSCW's denial on May 16, 2003 in Dane County Circuit Court. Wisconsin Energy believes that the petition has no merit and filed a notice of appearance and statement of position requesting that the petition be dismissed. On June 25, 2003, the Circuit Court dismissed the intervenors' petition and denied the requested injunction to delay the start of the Oak Creek CPCN hearings.

Testimony in connection with the Oak Creek CPCN hearings is being filed pursuant to a schedule set by the Administrative Law Judge. Hearings are scheduled to begin in late August and are scheduled to be completed in September 2003. Wisconsin Energy anticipates receiving a decision from the PSCW on the Oak Creek site no later than November 2003. In April 2003, the PSCW and the WDNR issued a draft joint environmental impact statement on the proposed generating units to be located in Oak Creek. It is anticipated that their final environmental impact study will be issued in early August 2003.

In March 2003, the City of Oak Creek announced that it had entered into an environmental and economic agreement with Wisconsin Energy covering the Company's expansion plans for the Oak Creek Power Plant site. Under such agreement, the City of Oak Creek will receive annual community-impact mitigation payments for each additional generating unit constructed on the Oak Creek site. Such payments are subject to prior approval by the PSCW. Wisconsin Energy's direct obligations under such agreement are not expected to have a material impact on its financial condition or results of operations. In June 2003, the City of Oak Creek issued a conditional use permit allowing new generating station construction activities on the existing Oak Creek site. Wisconsin Energy continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

Michigan

Wisconsin Electric:   On March 26, 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, "MEC") filed a Formal Complaint and Request to Open a Formal Proceeding (the "Complaint") with the Michigan Public Service Commission ("MPSC") naming Wisconsin Electric and four other utilities operating in Michigan as defendants. MEC claims that Wisconsin Electric improperly collects revenues for used nuclear fuel storage and disposal. The amounts of such revenues claimed by MEC to be collected from Michigan customers is between $2.3 million and $11.4 million. MEC requested that the MPSC open a contested case and review the rate making mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. On April 18, 2003, the MPSC certified the Complaint. Wisconsin Electric filed a notice of intent to file claim with the Michigan Court of Claims on May 5, 2003 and a motion to dismiss the complaint with the MPSC on May 30, 2003. MEC filed its answer to Wisconsin Electric's motion to dismiss on July 11, 2003. Wisconsin Electric's management believes that the revenues are properly collected as the collection of such revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on the financial condition or results of operations of the Company or Wisconsin Electric.

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA is expected to develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. On May 23, 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. On June 25, 2003, the Natural Resources Board approved the rules and will send them to the Wisconsin Legislature. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing coal-based generating facilities.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC").

On February 11, 2003, the United States Nuclear Regulatory Commission ("NRC") issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors such as Point Beach. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, Reactor Pressure Vessel Head Penetration Nozzle Inspection Programs, issued on August 9, 2002. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed such an application with the PSCW on June 6, 2003. Total capital expenditures to replace the two reactor vessel heads are estimated at approximately $54 million.

On April 2, 2003, the NRC issued the results of two special inspections conducted in late 2002 in response to problems identified by Point Beach with the performance of the auxiliary feedwater ("AFW") system recirculation lines. The NRC determined that a potential common mode failure of the AFW pumps due to a loss of instrument air is a "red" finding that will not be treated as an old design issue. The NRC inspections identified that corrective actions did not prevent subsequently identified problems related to AFW design, including the potential for plugging of recirculation orifices. The NRC has also preliminarily determined that this issue is a "red" finding. NMC attended a regulatory conference with the NRC in June 2003 to provide additional information and discuss the significance of the findings. The NRC plans to conduct a supplemental inspection at Point Beach in three phases to occur from July through September 2003 to determine further follow-up actions, if any. The Company is currently unable to estimate the additional impact that may result.

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

  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting the utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.

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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy, including receipt of necessary state and federal regulatory approvals; local opposition to siting of new generating facilities; obtaining the investment capital from outside sources necessary to implement the strategy; and risk associated with construction of the Power the Future facilities on time and within budget.
  Changes in social attitudes regarding the utility and power industries.
  Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers to recover costs and expenses associated with the Giddings & Lewis Inc. / City of West Allis lawsuit against Wisconsin Electric.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk, independent power project market risk, credit rating risk and construction risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2003. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

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

ENVIRONMENTAL MATTERS

Columbia Propane Lawsuit:   In 1999, Wisconsin Gas was sued by Columbia Propane LP in the Circuit Court of Wood County, Wisconsin for an estimated $5 million in clean up costs related to a manufactured gas plant site in Marshfield, Wisconsin. The gas plant was owned and operated by People's Gas until 1960 when Wisconsin Gas acquired the assets of People's Gas subject to the terms of an Asset Purchase Agreement. In 1962, Wisconsin Gas sold the site to Columbia Propane. Columbia Propane asserted in the lawsuit that Wisconsin Gas stood in the shoes of People's Gas and was liable for environmental liabilities. Wisconsin Gas contested the liability and filed a motion for summary judgment contending that as a matter of law it was not liable for the clean up costs. The judge granted Wisconsin Gas' motion for summary judgment and dismissed the complaint, but on December 28, 2001, the Wisconsin Court of Appeals reversed the trial court and remanded the matter back for trial on the issue as to whether the parties intended tort liability to be assumed by Wisconsin Gas under the terms of the Asset Purchase Agreement. In April 2002, the Wisconsin Supreme Court granted a Petition for Review filed by Wisconsin Gas, and oral arguments were held on January 15, 2003. On May 13, 2003, the Wisconsin Supreme Court reversed the Court of Appeals' decision. The Supreme Court determined that the trial court correctly dismissed the lawsuit against Wisconsin Gas.

EPA Information Requests:   Wisconsin Electric received requests between 2000 and 2002 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note 9 -- Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

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

OTHER MATTERS

Lorenzo Peterson vs. Sta-Rite:   On September 4, 2001, a lawsuit was commenced against Sta-Rite in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida. Lorenzo Peterson, a minor, is seeking damages for the personal injuries he sustained when he was trapped under water after placing his hand in the main drain on the bottom of a pool. Trial commenced on July 21, 2003 and is ongoing. The amount of damages the plaintiff will seek is not yet determinable, but may be substantial. However, the Company is vigorously defending the plaintiff's claims and believes that it has adequate insurance to cover a judgment against Sta-Rite. The Company is currently unable to determine the impact, if any, that may result.

Stray Voltage:    In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. Two such actions are currently pending.

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

On June 25, 2003, the Wisconsin Supreme Court upheld a Court of Appeals decision that affirmed a jury's verdict against Wisconsin Electric awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Wisconsin Supreme Court rejected the argument that if a utility company's measurement of stray voltage is below the PSCW "level of concern," such company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on Wisconsin Electric to replace a cable with an ungrounded distribution line.

The claims made against Wisconsin Electric in these matters are not expected to have a significant impact on the financial statements of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2003 Annual Meeting of Stockholders held on April 30, 2003, shareholders voted on the following items with the following results:

Item 1 -- Election of Directors for Terms Expiring in 2006:   The Board of Directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.

Name of Nominee	For		Withheld

John F. Bergstrom	70,275,037	(70.6%)	29,316,888	(29.4%)
Barbara L. Bowles	70,426,349	(70.7%)	29,165,576	(29.3%)
Willie D. Davis	70,307,533	(70.6%)	29,284,392	(29.4%)

Of 116,157,282 voting shares outstanding as of the February 21, 2003 record date for the annual meeting, 99,591,925 shares (85.7% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of Directors whose terms as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated March 12, 2003 with respect to the 2003 Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

2004 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2004 Annual Meeting of Stockholders will be held on May 5, 2004.

  Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2004 Annual Meeting is November 13, 2003.
  The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 25, 2004. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 26, 2004 (100 days before the May 5, 2004 scheduled date of the Annual Meeting) and no later than February 25, 2004 (70 days before such scheduled date).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed or furnished with or incorporated by reference in this Form 10-Q report:

Exhibit No.

4	Instruments defining the rights of security holders, including indentures

4.1

Securities Resolution No. 5 of Wisconsin Electric Power Company, dated as of May 1, 2003, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank National Association (successor to Firstar Trust Company), as Trustee. (Incorporated herein by reference to Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric Power Company's Registration Statement on Form S-3 (File No. 333-101054) filed May 6, 2003).

10	Material Contracts

10.1

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002, and as further amended on March 1, 2002 and April 29, 2003.

10.2	Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987, and as restated as of January 1, 1996 and as further amended as of April 29, 2003.

10.3	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003.

10.4	Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003.

10.5

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective April 14, 2003. (Incorporated herein by reference to Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q.)

10.6

Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003. (Incorporated herein by reference to Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

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

A Current Report on Form 8-K dated as of April 29, 2003 was filed by Wisconsin Energy on April 29, 2003 with a copy of a press release announcing that Wisconsin Electric had entered into an agreement with the United States Environmental Protection Agency and United States Department of Justice to significantly reduce air emissions from its coal-fired generating facilities.

A Current Report on Form 8-K dated as of April 30, 2003 was furnished by Wisconsin Energy pursuant to Item 12, Results of Operations and Financial Condition, with a copy of the press release announcing its financial results for the first quarter of 2003.

A Current Report on Form 8-K dated as of May 15, 2003 was filed by Wisconsin Energy on May 22, 2003 announcing that Wisconsin Electric's Presque Isle Power Plant in Michigan's Upper Peninsula was forced into a controlled shut down as a result of flooding that occurred at the plant.

A Current Report on Form 8-K dated as of June 20, 2003 was filed by Wisconsin Energy on June 20, 2003, with a copy of the press release announcing that Allen L. Leverett was named Chief Financial Officer of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company effective July 1, 2003.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended June 30, 2003.

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Energy on July 25, 2003 to report that Richard R. Grigg has decided to retire effective March 1, 2004 relinquishing as of July 31, 2003 the titles of President of Wisconsin Electric Power Company and President and Chief Operating Officer of Wisconsin Gas Company and all directorships with Wisconsin Energy Corporation and its subsidiaries, remaining as Executive Vice President of Wisconsin Energy and Chief Operating Officer of Wisconsin Electric Power Company.

A Current Report on Form 8-K dated as of July 31, 2003 was furnished by Wisconsin Energy pursuant to Item 12, Results of Operations and Financial Condition, with a copy of the press release announcing its financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 1, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer