Form 10-Q
period 2003-09-30
WISCONSIN ENERGY CORP
filed 2003-10-31
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2003):

Common Stock, $.01 Par Value,	117,664,930 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets ...........................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	17

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	42

4.	Controls and Procedures ...................................................................................................	42

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	43

6.	Exhibits and Reports on Form 8-K .........................................................................................	44

	Signatures ..............................................................................................................................	46

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

Non-Utility Energy Segment:   The non-utility energy segment consists of: W.E. Power, LLC ("We Power"), which is designing, constructing and will own the new generating capacity included in the Company's Power the Future strategy; and Wisvest Corporation ("Wisvest"), which owns approximately $231 million of non-utility energy assets.

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

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include primarily Minergy Corp. ("Minergy"), which has approximately $62 million of assets and develops and markets renewable energy and recycling technologies, and Wispark LLC ("Wispark"), which has approximately $160 million of assets and develops and invests in real estate.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$878.5	$869.8	$3,022.0	$2,726.7

Operating Expenses
Fuel and purchased power	161.1	173.0	438.8	463.5
Cost of gas sold	83.9	57.3	622.5	355.6
Cost of goods sold	138.2	133.6	421.7	389.3
Other operation and maintenance	257.2	265.4	790.5	787.6
Depreciation, decommissioning
and amortization	85.1	81.4	249.7	238.5
Property and revenue taxes	20.6	22.1	62.0	67.1
Asset valuation charges, net	37.4	-	37.4	141.5
Total Operating Expenses	783.5	732.8	2,622.6	2,443.1

Operating Income	95.0	137.0	399.4	283.6

Other Income, Net	9.4	5.3	30.4	45.1

Financing Costs	54.3	57.5	161.2	173.4

Income Before Income Taxes	50.1	84.8	268.6	155.3

Income Taxes	19.2	32.7	96.4	62.0
Net Income	$30.9	$52.1	$172.2	$93.3
	=====	=====	======	======

Earnings Per Share
Basic	$0.26	$0.45	$1.47	$0.81
Diluted	$0.26	$0.45	$1.46	$0.80

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.4	115.3	116.8	115.2
Diluted	118.8	116.1	117.9	116.2

Dividends Per Share of Common Stock	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$8,357.5	$7,958.7
Accumulated depreciation	(3,636.1)	(4,007.4)
	4,721.4	3,951.3
Construction work in progress	363.4	274.0
Leased facilities, net	106.0	110.3
Nuclear fuel, net	72.0	63.2
Net Property, Plant and Equipment	5,262.8	4,398.8

Investments	922.6	856.6

Current Assets
Cash and cash equivalents	31.3	43.6
Accounts receivable	448.1	479.2
Accrued revenues	104.4	209.1
Materials, supplies and inventories	542.6	455.1
Prepayments and other assets	169.1	152.7
Total Current Assets	1,295.5	1,339.7

Deferred Charges and Other Assets
Deferred regulatory assets	764.0	650.6
Goodwill, net	835.2	833.1
Other	246.1	286.1
Total Deferred Charges and Other Assets	1,845.3	1,769.8
Total Assets	$9,326.2	$8,364.9
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,281.6	$2,139.4
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company (See Note 2)	-	200.0
Long-term debt (See Note 2)	3,422.2	3,030.5
Total Capitalization	5,734.2	5,400.3

Current Liabilities
Long-term debt due currently	173.3	40.3
Short-term debt	676.2	953.1
Accounts payable	306.3	317.6
Accrued liabilities	180.6	189.4
Other	149.3	125.5
Total Current Liabilities	1,485.7	1,625.9

Deferred Credits and Other Liabilities
Asset retirement obligations	716.6	-
Accumulated deferred income taxes	590.2	568.0
Other	799.5	770.7
Total Deferred Credits and Other Liabilities	2,106.3	1,338.7
Total Capitalization and Liabilities	$9,326.2	$8,364.9
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30
2003	2002
(Millions of Dollars)
Operating Activities
Net income	$172.2	$93.3
Reconciliation to cash
Depreciation, decommissioning and amortization	287.4	270.5
Nuclear fuel expense amortization	20.1	21.3
Equity in earnings of unconsolidated affiliates	(17.2)	(20.1)
Asset valuation charges, net	37.4	141.5
Deferred income taxes and investment tax credits, net	19.9	(95.3)
Change in -	Accounts receivable and accrued revenues	135.8	78.0
Other accounts receivable	-	116.4
Inventories	(87.5)	(2.4)
Other current assets	16.9	18.5
Accounts payable	(11.3)	(37.5)
Accrued income taxes	(32.0)	70.0
Other current liabilities	47.0	41.8
Other	(41.4)	(54.3)
Cash Provided by Operating Activities	547.3	641.7

Investing Activities
Capital expenditures	(502.1)	(393.5)
Acquisitions and investments	(4.1)	(31.9)
Proceeds from asset sales, net	14.3	63.2
Nuclear fuel	(21.9)	(18.7)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	(18.6)	(19.4)
Cash Used in Investing Activities	(545.6)	(413.5)

Financing Activities
Issuance of common stock	42.8	42.3
Repurchase of common stock	(6.8)	(52.3)
Dividends paid on common stock	(70.0)	(69.2)
Issuance of long-term debt	843.1	45.1
Retirement of long-term debt	(523.8)	(138.0)
Change in short-term debt	(276.9)	(66.6)
Other	(22.4)	-
Cash Used in Financing Activities	(14.0)	(238.7)

Change in Cash and Cash Equivalents	(12.3)	(10.5)

Cash and Cash Equivalents at Beginning of Period	43.6	47.0

Cash and Cash Equivalents at End of Period	$31.3	$36.5
====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$124.3	$148.8
Income taxes (net of refunds)	$109.2	$84.9

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. General Information

The accompanying unaudited consolidated condensed financial statements for Wisconsin Energy Corporation should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Energy's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Energy, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

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

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

	September 30, 2003	December 31, 2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$716.6	$ -
Pro forma	$716.6	$675.4

The following table presents the details of the Company's asset retirement obligations which are included on the Consolidated Condensed Balance Sheets in "Deferred Credits and Other Liabilities".

	Balance at	Initial	Liabilities	Liabilities		Cash flow	Balance at
	12/31/02	Adoption	Incurred	Settled	Accretion	revisions	9/30/03
	(Millions of Dollars)

Wisconsin Energy	$ -	$675.4	$14.9	$ -	$26.3	$ -	$716.6

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of September 30, 2003, the Company estimates that it has approximately $573 million related to removal costs recorded in "Accumulated Depreciation".

Debt Redemption Costs:   As permitted by regulatory authorities, the Company is accounting for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, the Company defers the costs associated with the redemption of utility debt, to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt. Wisconsin Electric's $485 million of optional debt redemptions in June and August 2003 are being accounted for using the revenue neutral method of accounting. At September 30, 2003, the Company had deferred as regulatory assets approximately $21.3 million of net debt redemption costs and expects to fully amortize these costs through 2005.

Financial Instruments with Characteristics of both Liabilities and Equity:   The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the Financial Accounting Standards Board ("FASB") in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. The Company's Trust Preferred Securities, previously separately classified in the capitalization section of its balance sheets, fall within the scope of SFAS 150. Effective for the quarterly period ending September 30, 2003, the Company began classifying its $200 million of outstanding Trust Preferred Securities as long-term debt on its balance sheet. As required by SFAS 150, the Trust Preferred Securities were not restated as long-term debt on the December 31, 2002 balance sheet.

Variable Interest Entities:   In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation was to be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. On October 8, 2003, the FASB deferred the adoption of FIN 46 for all entities to the first reporting period ending after December 15, 2003. While the Company is continuing to evaluate the impact of the application of these new rules, the Company does not expect adoption of FIN 46 to have a significant impact on the Company's balance sheets or on its results of operations.

Derivative Instruments:   The Company adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by FASB in April 2003, amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and other FASB projects dealing with financial instruments. SFAS 149 also amends Statement 133 to incorporate clarifications of and to expand the definition of a derivative. Upon adoption of SFAS 149, prospectively any forward energy contracts that are subject to unplanned netting, also referred to as bookouts, generally will qualify as derivatives and any changes in fair value of the derivative are to be recorded currently in earnings. However, the Public Service Commission of Wisconsin ("PSCW") allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities for any energy-related contracts in the regulated electric operations that qualify as derivatives. During the third quarter of 2003, a decline in fair market value of approximately $1 million was recognized for energy contracts entered into during the quarter in the regulated electric operations that were subject to unplanned netting.

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

		Accumulated
	Gross Value	Amortization	Net Book Value
	(Millions of Dollars)
September 30, 2003

Total amortizable intangible assets	$21.5	$7.4	$14.1
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.2	$9.5	$66.7
	====	===	====

December 31, 2002

Total amortizable intangible assets	$21.3	$6.2	$15.1
Total non-amortizable intangible assets	54.7	2.1	52.6
Total intangible assets	$76.0	$8.3	$67.7
	====	===	====

The amount of intangible amortization expense included in operating income was $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The estimated future annual intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2003 is estimated to be $0.4 million for 2003, and $1.7 million in 2004 trending down to $1.3 million in 2008.

The following table presents the changes in goodwill during the first nine months of fiscal 2003:

	Balance at			Balance at
Reporting Unit	12/31/02	Acquired	Adjustments (a)	9/30/03
	(Millions of Dollars)

Utility Energy	$442.9	$ -	$ -	$442.9
Manufacturing	390.2	-	2.1	392.3
	$833.1	$ -	$2.1	$835.2
	====	====	====	====

(a)	The adjustment to the manufacturing reporting unit includes $1.6 million of purchase accounting adjustments and $0.5 million of currency translation adjustments.

4. ASSET VALUATION CHARGES AND NON-UTILITY ENERGY ASSETS

In the third quarter of 2003, the Company recorded a non-cash asset valuation charge of $40.1 million ($26.0 million after tax or $0.22 per share). The asset valuation charge related to costs associated with a 500 megawatt power island consisting of gas turbine generators and related equipment. The Company determined in the third quarter of 2003 based on information obtained from the Company's efforts to market the power island, that the carrying value of these assets exceeded market values. The Company estimated the fair market value of its 500 megawatt power island based upon a definitive agreement the Company has entered into to sell the assets.

In the first quarter of 2002, the Company recorded a non-cash asset valuation charge of $141.5 million ($92.0 million after tax or $0.79 per share). The asset valuation charge primarily related to two non-

utility energy assets: the Company's Wisvest-Connecticut, LLC power plants and the aforementioned 500 megawatt power island. The Company sold the Wisvest-Connecticut plants in the fourth quarter of 2002 and completed the sale of the power island in October  2003.

Non-Utility Energy Assets:   During the third quarter of 2003, Wisconsin Energy recorded a gain of $2.7 million from the liquidation of an investment, which reduced the $40.1 million non-cash asset valuation charge in 2003 noted above to a net of $37.4 million reflected in "Asset valuation charges, net" on the Company's September 30, 2003 Consolidated Condensed Income Statement.

In October 2003, the Company announced the sale of its interest in Kaztex Energy Management, Inc and Blackhawk Energy Services, LLC and received approximately $20 million in sales proceeds and dividends. This sale resulted in a gain of approximately $10.4 million or $0.05 per share which will be recorded in the fourth quarter. In connection with the October 2003 sale of these affiliates, the acquiring company is backstopping the Wisconsin Energy guarantees until they can be replaced or expire (See Note 7 for more information on the guarantees).

The carrying value of these and certain other non-utility energy assets held for sale of $34.7 million is reflected as current assets under "Prepayments and other assets" on the Company's September 30, 2003 Condensed Consolidated Balance Sheet.

The Company has a 49.5% ownership interest in Androscoggin LLC ("Androscoggin"), which owns a co-generation power plant in Maine. This investment is accounted for under the equity method of accounting and had a book value of approximately $23 million at September 30, 2003.

Androscoggin has an energy services agreement with a company that receives steam from the co-generation plant. In October 2000, the steam customer filed a lawsuit against Androscoggin alleging breach of contract under the energy services agreement. In November 2002, a federal judge awarded partial summary judgment to the steam customer. Androscoggin and the steam customer have completed expert witness reports and depositions relative to the determination of damages, if any, regarding the judgment. The lawsuit is tentatively scheduled to go to a jury trial in 2004. In addition, the steam customer has filed, and Androscoggin anticipates filing, in the fourth quarter of 2003 separate motions for summary judgment relative to damages.

Androscoggin has non-recourse credit financing from a bank lending group. In August 2003, Androscoggin received a letter from the bank lending group claiming that certain events of default have occurred under the bank financing. No formal action has been taken by the bank lending group to date and certain letter of credit facilities have been extended into 2004. Androscoggin's cash flow forecast continues to indicate the need for additional outside capital to meet its operating cash requirements through 2004. During 2003, another investor in Androscoggin has continued to fund cash shortfalls with subordinated debt. The ultimate value of the Company's investment is dependent upon a satisfactory resolution of the litigation, the ability of Androscoggin to obtain long-term financing and the infusion of additional capital.

5. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Energy had the following total Comprehensive Income during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$172.2	$93.3
Other Comprehensive Income (Loss)
Currency Translation Adjustments	4.2	1.4
Hedging Gains (Losses)	1.4	(3.0)
Other	0.4	-
Total Other Comprehensive Income (Loss)	6.0	(1.6)
Total Comprehensive Income	$178.2	$91.7
	====	====

Common Stock Repurchase Plan:   The Board of Directors approved a common stock repurchase plan, which, as extended, authorized the Company to purchase up to $400 million of its shares of common stock through December 31, 2004. During the first nine months of 2003, Wisconsin Energy purchased 0.3 million shares of common stock for $6.8 million, all of which were purchased in the first quarter. From the date of inception of the plan, the Company has purchased approximately 13.4 million shares of common stock for $293.6 million. The Company has retired the stock that was purchased. In light of significant capital expenditures for its Power the Future program, Wisconsin Energy does not expect to continue repurchasing shares.

During the first nine months of 2003, Wisconsin Energy issued approximately 1.9 million new shares of common stock totaling $42.8 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options.

Stock-Based Compensation:   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans and has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. The following table illustrates the effect on net income and earnings per share as if the Company had accounted for stock options under the fair value method of SFAS 123 in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had the Company expensed stock-based compensation under SFAS 123, the Company's diluted earnings would have been reduced by $0.02 per share and $0.05 per share for the three and nine months ended September 30, 2003, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$30.9	$52.1	$172.2	$93.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2.0	1.2	5.6	3.7
Pro forma Net Income	$28.9	$50.9	$166.6	$89.6
	====	====	====	====

Basic Earnings Per Common Share
As reported	$0.26	$0.45	$1.47	$0.81
Pro forma	$0.25	$0.44	$1.43	$0.77

Diluted Earnings Per Common Share
As reported	$0.26	$0.45	$1.46	$0.80
Pro forma	$0.24	$0.44	$1.41	$0.77

6. DERIVATIVE INSTRUMENTS

The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in Wisconsin Energy's regulated electric operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

Wisvest-Connecticut, LLC, formerly a wholly-owned subsidiary of Wisvest, which was sold in December 2002, had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. During the three and nine months ended September 30, 2002, the Company had non-cash, after tax losses of $0.7 million or $ 0.01 per share and income of $13.5 million or $0.12 per share, respectively, to reflect the increase in fuel oil prices and the settlement of transactions.

7. GUARANTEES

Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of September 30, 2003, Wisconsin Energy and subsidiaries had the following guarantees:

	Maximum Potential Future Payments	Outstanding at September 30, 2003	Liability Recorded at September 30, 2003
	(Millions of Dollars)
Wisconsin Energy Guarantees
Joint venture (Energy Affiliates)	$58.9	$21.3	$ -
Other	2.0	2.0	-

Wisconsin Electric Guarantees	274.9	-	-
Other Subsidiary Guarantees	14.0	13.0	-
Total	$349.8	$36.2	$ -
	====	====	====

The Wisconsin Energy guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. In connection with the October 2003 sale of these affiliates disclosed in Note 4, the acquiring company has provided a guarantee as a backstop to these guarantees until they can be replaced or expire.

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

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $12 million as of September 30, 2003.

8. SEGMENT INFORMATION

Summarized financial information concerning Wisconsin Energy's reportable operating segments for the three and nine month periods ended September 30, 2003 and 2002 is shown in the following table. This information includes non-cash asset valuation charges in the third quarter of 2003 and the first quarter of 2002, primarily related to the Non-Utility Energy Segment and the operations of Wisvest-Connecticut in 2002, which affect the comparability of the reported periods (See Note 4 above).

				Corporate and
	Reportable Operating Segments			Other (a) &
Wisconsin	Energy			Reconciling	Total
Energy Corporation	Utility	Non-Utility	Manufacturing	Eliminations	Consolidated
	(Millions of Dollars)
Three Months Ended

September 30, 2003
Operating Revenues (b)	$683.8	$6.0	$182.7	$6.0	$878.5
Operating Income (Loss)	$118.3	($40.5)	$15.6	$1.6	$95.0
Net Income (Loss)	$61.9	($31.1)	$6.7	($6.6)	$30.9
Capital Expenditures	$127.8	$38.7	$2.2	$6.5	$175.2

September 30, 2002
Operating Revenues (b)	$630.1	$55.6	$179.1	$5.0	$869.8
Operating Income (Loss)	$120.7	$5.1	$15.5	($4.3)	$137.0
Net Income (Loss)	$62.7	($3.3)	$6.5	($13.8)	$52.1
Capital Expenditures	$103.4	$8.0	$2.7	$23.4	$137.5

Nine Months Ended

September 30, 2003
Operating Revenues (b)	$2,419.4	$12.8	$566.6	$23.2	$3,022.0
Operating Income (Loss)	$389.4	($49.0)	$54.5	$4.5	$399.4
Net Income (Loss)	$209.7	($43.3)	$24.2	($18.4)	$172.2
Capital Expenditures	$342.6	$129.8	$7.4	$22.3	$502.1
Total Assets	$7,607.8	$421.3	$918.1	$379.0	$9,326.2

September 30, 2002
Operating Revenues (b)	$2,046.4	$137.7	$522.6	$20.0	$2,726.7
Operating Income (Loss)	$390.9	($125.1)	$43.9	($26.1)	$283.6
Net Income (Loss)	$201.7	($82.7)	$17.7	($43.4)	$93.3
Capital Expenditures	$274.0	$50.3	$11.3	$57.9	$393.5
Total Assets	$6,329.4	$647.0	$923.3	$362.8	$8,262.5

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technologies by Minergy as well as interest on corporate debt.

(b)

Intersegment revenues are not material. Eliminations for intersegment revenues in the amount of $1.8 million are included in Operating Revenues for the three months ended September 2003 and 2002, and in the amounts of $2.7 million and $2.8 million for nine months ended September 2003 and 2002, respectively.

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

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency ("EPA") regional offices pursuant to

Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003. The public comment period on the consent decree closed September 2, 2003, but the agreement remains subject to federal court approval. On July 21, 2003, the court granted the state of Michigan's and the EPA's joint motion to allow Michigan to become a party to the agreement. On October 3, 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree. In October 2003, both the government and the Company filed responses to this request to intervene. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended Consent Decree.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, Wisconsin Electric entered into Settlement Agreements and Releases during 2002 with Giddings & Lewis, Inc. and the City of West Allis in a lawsuit alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter. As of September 30, 2003, Wisconsin Electric recovered amounts totaling approximately $9.4 million from several insurance carriers, which has been recorded as a reduction of other operation and maintenance expenses. The Company is continuing to pursue litigation against the remaining insurance carriers.

Nuclear Insurance:   Effective August 20, 2003, the Price-Anderson Act limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.7 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.4 billion is covered by an industry retrospective loss sharing plan whereby, in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, which has two nuclear reactors, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, an insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $14.9 million.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's operating income by business segment during the third quarter of 2003 with similar information during the third quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended September 30
	2003	B (W)	2002
	(Millions of Dollars, Except per Share Amounts)
Contribution to Operating Income
Utility Energy Segment	$118.3	($2.4)	$120.7
Manufacturing Segment	15.6	0.1	15.5
Non-Utility Energy Segment (a)	(40.5)	(45.6)	5.1
Corporate and Other	1.6	5.9	(4.3)
Total Operating Income	95.0	(42.0)	137.0
Other Income, net	9.4	4.1	5.3
Financing Costs	54.3	3.2	57.5
Income Before Income Taxes	50.1	(34.7)	84.8
Income Taxes	19.2	13.5	32.7
Net Income	$30.9	($21.2)	$52.1
	====	====	====

Diluted Earnings Per Share	$0.26	($0.19)	$0.45
	====	====	====

(a)	During 2003, non-utility energy segment operating income includes a non-cash asset valuation charge of $40.1 million.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The utility energy segment contributed $118.3 million to operating income during the third quarter of 2003, a decrease of $2.4 million or 2.0% over the prior year third quarter. The decrease in operating income is largely due to cooler summer weather and higher fuel and purchased power costs, both of which reduced electric margins between the comparative periods. Increases in benefit and bad debt expenses also contributed to the decline in operating income. A March 2003 rate increase associated with fuel and purchased power expenses, slightly higher gas margins and the timing of scheduled nuclear plant outages and litigation settlements between the comparative periods partially mitigated the decline in utility operating income. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended September 30
Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Electric	$551.5	$22.1	$529.4
Gas	128.4	31.4	97.0
Other	3.9	0.2	3.7
Total Operating Revenues	683.8	53.7	630.1
Fuel and Purchased Power	160.4	(15.8)	144.6
Cost of Gas Sold	83.9	(26.7)	57.2
Gross Margin	439.5	11.2	428.3
Other Operating Expenses
Other Operation and Maintenance	220.3	(10.0)	210.3
Depreciation, Decommissioning
and Amortization	81.1	(3.2)	77.9
Property and Revenue Taxes	19.8	(0.4)	19.4
Operating Income	$118.3	($2.4)	$120.7
	====	====	====

A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the third quarter of 2003 with similar information for the third quarter of 2002.

	Three Months Ended September 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$551.5	$22.1	$529.4
Fuel and Purchased Power
Fuel	85.8	(4.3)	81.5
Purchased Power	73.4	(11.2)	62.2
Total Fuel and Purchased Power	159.2	(15.5)	143.7
Gross Margin	$392.3	$6.6	$385.7
	====	====	====

Electric gross margin increased to $392.3 million or by 1.7% between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC"), which increased third quarter 2003 gross margin by approximately $13.2 million. A corresponding increase in expense is recorded in other operating and maintenance expenses. Excluding the surcharge, electric gross margin fell by $6.6 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year. As measured by cooling degree days, the third quarter of 2003 was 18.9% cooler than the third quarter of 2002 and 2.2% cooler than normal.

Total operating revenues increased $22.1 million primarily due to the surcharge for transmission costs as well as to a surcharge for higher fuel costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increases in fuel and purchased power costs. On a quarter to quarter basis, the fuel surcharge resulted in $14.0 million of additional revenue. In October 2003, the Company received a final rate order (see "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" below). The Company under recovered fuel cost by $3.9 million in the third quarter of 2003 which is approximately $3.1 million worse than the same period in 2002. The cooler weather partially offset the increase in revenues due to the surcharges.

Total fuel and purchased power expenses rose mostly due to an increase in natural gas prices, the primary fuel source for Wisconsin Energy's purchased power, resulting in a 21.6% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.01 for the third quarter of 2003, compared to $2.99 for the third quarter of 2002 on a per dekatherm basis.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2003 with similar information for the third quarter of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$193.7	($4.0)	$197.7	2,196.5	(169.2)	2,365.7
Small Commercial/Industrial	174.9	7.7	167.2	2,379.2	(58.9)	2,438.1
Large Commercial/Industrial	142.5	13.2	129.3	3,124.0	86.0	3,038.0
Other-Retail/Municipal	22.6	0.6	22.0	551.5	(8.0)	559.5
Resale-Utilities	7.6	(2.0)	9.6	209.7	(105.2)	314.9
Other-Operating Revenues	10.2	6.6	3.6	-	-	-
Total	$551.5	$22.1	$529.4	8,460.9	(255.3)	8,716.2
	====	====	====	====	====	====

Weather -- Degree Days (a)
Cooling (537 Normal)				525	(122)	647

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 2.9% during the third quarter of 2003 compared to the same period in 2002. Residential sales were down 7.1% reflecting cooler summer weather as compared to 2002. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 97.8 thousand megawatt-hours or 19.1% between the comparative periods due primarily to an outage at one of the mines in July 2002. Excluding these two mines, Wisconsin Energy's total electric energy sales fell 4.3% and sales volumes to the remaining large commercial/industrial customers were down 0.5% between the comparative periods. Sales volumes for resale to other utilities, the Resale-Utilities customer class, decreased 33.4% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries for the third quarter of 2003 and the third quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $31.4 million or 32.4% offset by a $26.7 million or 46.6% increase in purchased gas costs.

	Three Months Ended September 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$128.4	$31.4	$97.0
Cost of Gas Sold	83.9	(26.7)	57.2
Gross Margin	$44.5	$4.7	$39.8
	====	====	====

Gas margins increased by $4.7 million or 11.8% between the comparative periods due primarily to recognition of $3.2 million of increased gas cost incentive revenues during the third quarter of 2003 compared with the third quarter of 2002 under the Company's gas cost recovery mechanisms.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the third quarter of 2003 with similar information for the third quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$24.6	$1.0	$23.6	51.8	3.8	48.0
Commercial/Industrial	6.8	0.3	6.5	34.3	3.2	31.1
Interruptible	0.3	(0.1)	0.4	4.2	(1.1)	5.3
Total Gas Sold	31.7	1.2	30.5	90.3	5.9	84.4
Transported Gas	7.9	0.1	7.8	161.3	(7.3)	168.6
Other-Operating	4.9	3.4	1.5	-	-	-
Total	$44.5	$4.7	$39.8	251.6	(1.4)	253.0
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (142 Normal)				134	67	67

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $10.0 million or 4.8% during the third quarter of 2003 when compared with the third quarter of 2002. The increase was primarily attributable to approximately $13.2 million of higher electric transmission expenses, which were offset by increased revenues resulting from a surcharge that became effective in October of 2002. Pension and other benefit costs increased by $12.5 million and bad debt expenses increased by $1.7 million during 2003. During the third quarter of 2002, other operation and maintenance expenses included $10.6 million of costs associated with the scheduled Unit 1 outage at Point Beach Nuclear Plant. The only 2003 scheduled outage at Point Beach occurs during the fourth quarter. Overall, nuclear costs are $5.3 million less during 2003 compared with the same period in 2002. In addition, the Company recorded $8.7 million of settlement costs in the third quarter of 2002, related to the Giddings & Lewis/City of West Allis litigation; no similar expenses occurred in 2003.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $3.2 million or 4.1% during the third quarter of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

The manufacturing segment contributed operating income of $15.6 million during the third quarter of 2003 compared with $15.5 million during the third quarter of 2002. The following table identifies the key components of operating income for Wisconsin Energy's manufacturing segment between the comparative periods.

	Three Months Ended September 30
Manufacturing Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Domestic	$130.8	($2.3)	$133.1
International	51.9	5.9	46.0
Total Operating Revenues	182.7	3.6	179.1
Cost of Goods Sold	138.2	(4.6)	133.6
Gross Margin	44.5	(1.0)	45.5
Operating Expenses	28.9	1.1	30.0
Operating Income	$15.6	$0.1	$15.5
	====	====	====

Manufacturing operating revenues for the third quarter of 2003 were $182.7 million, an increase of $3.6 million or 2.0% compared to the same period in 2002. Approximately $3 million of the increase was due to the translation of foreign subsidiaries' financial statements into U.S. dollars due to the weaker U.S. dollar. The largest base business growth was seen in the Water Systems market, which increased 7.6%, due mainly to conditions caused by Hurricane Isabel on the East Coast of the U.S., as well as increased export and international sales. The increased Water Systems sales were offset by softer Water Treatment and Beverage markets.

During the third quarter of 2003, international sales were 13% ahead of the same period in 2002. Half of the growth was due to continued international growth and half was related to translation of foreign subsidiaries' financial statements from their respective local currencies into U.S. dollars due to the weaker U.S. dollar.

Gross margins decreased to $44.5 million for the third quarter in 2003 in comparison to the same period in 2002. The incremental sales benefit was more than offset by lower margins in the Spa markets of the business in 2003. For the third quarter of 2003, operating expenses as a percentage of sales decreased to 15.8% from 16.8% in the third quarter of 2002 due to a combination of lower bad debt expense and a favorable insurance recovery during 2003 and higher 2002 provisions for product liability expenses.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The operations of the non-utility energy segment have been significantly reduced from the prior year due to the sale of Wisvest-Connecticut in December 2002. The following table compares an operating loss by Wisconsin Energy's non-utility energy segment during the third quarter of 2003 with operating income during the third quarter of 2002.

	Three Months Ended September 30
Non-Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$6.0	($49.6)	$55.6
Fuel and Purchased Power	0.7	27.7	28.4
Gross Margin	5.3	(21.9)	27.2
Other Operating Expenses
Other Operation and Maintenance	3.3	14.5	17.8
Depreciation, Decommissioning
and Amortization	1.9	(0.1)	1.8
Property and Revenue Taxes	0.5	2.0	2.5
Asset Valuation Charges	40.1	(40.1)	-
Operating Income (Loss)	($40.5)	($45.6)	$ 5.1
	=====	=====	===

The operating loss incurred in 2003 primarily relates to a non-cash asset valuation charge recorded in the third quarter (see Note 4 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report) and the timing of the sale of Wisvest-Connecticut in December 2002, which had positive operating income during the third quarter of 2002.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had operating income of $1.6 million in the third quarter of 2003 compared to an operating loss during the same period in 2002, primarily due to improved affiliate operating results and a gain from the liquidation of an investment. The following table identifies the components of operating income (loss) of Wisconsin Energy's corporate and other affiliates between the third quarter of 2003 and the third quarter of 2002.

	Three Months Ended September 30
Corporate and Other Affiliates	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$6.0	$1.0	$5.0
Operating Expenses
Other Operation and Maintenance	5.3	2.4	7.7
Depreciation, Decommissioning
and Amortization	1.5	(0.2)	1.3
Property and Revenue Taxes	0.3	-	0.3
Gain from Asset Sale	(2.7)	2.7	-
Operating Income (Loss)	$1.6	$5.9	($4.3)
	====	====	====

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Net consolidated other income and deductions increased by $4.1 million in the third quarter of 2003 compared to the third quarter of 2002. This increase is primarily due to the Company's interest in improved earnings of ATC and lower net deferred benefit costs.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $3.2 million in the three months ended September 30, 2003 compared to the same period in 2002. This decline was primarily due to a combination of reduced debt levels, increased Allowance For Funds Used During Construction, and lower interest rates.

CONSOLIDATED INCOME TAXES

For the third quarter of 2003, the Company's effective tax rate was 38.3%, which was less than the annual rate of 38.8% for 2002. This reduction in the effective income tax rate was primarily due to tax credits associated with rehabilitation projects and a lower effective rate for state income taxes.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2003

CONSOLIDATED EARNINGS

The following table compares Wisconsin Energy's operating income by business segment during the first nine months of 2003 with similar information during the first nine months of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Nine Months Ended September 30
	2003	B (W)	2002
	(Millions of Dollars, Except per Share Amounts)

Contribution to Operating Income
Utility Energy Segment	$389.4	($1.5)	$390.9
Manufacturing Segment	54.5	10.6	43.9
Non-Utility Energy Segment (a)	(49.0)	76.1	(125.1)
Corporate and Other (b)	4.5	30.6	(26.1)
Total Operating Income	399.4	115.8	283.6
Other Income, net	30.4	(14.7)	45.1
Financing Costs	161.2	12.2	173.4
Income Before Income Taxes	268.6	113.3	155.3
Income Taxes	96.4	(34.4)	62.0
Net Income	$172.2	$78.9	$ 93.3
	====	====	====

Diluted Earnings Per Share	$1.46	$0.66	$ 0.80
	====	====	====

(a)		Non-utility energy segment operating income includes a non-cash asset valuation charge of $40.1 million in 2003 and $125.1 million in 2002.

(b)		During 2002, corporate and other operating income includes a non-cash asset valuation charge of $16.4 million.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The utility energy segment contributed $389.4 million to operating income during the first nine months of 2003, a decrease of $1.5 million when compared with the same period in the prior year primarily due to unseasonably cool weather during the summer of 2003, higher fuel and purchased power costs and increases in benefit and bad debt expenses. A March 2003 rate increase associated with fuel and purchased power expenses, slightly higher gas margins and the timing of scheduled nuclear plant outages and litigation settlements between the comparative periods partially mitigated the decline in utility operating income. The following table summarizes the comparative operating income of this segment.

	Nine Months Ended September 30
Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Electric	$1,517.4	$78.3	$1,439.1
Gas	884.1	293.7	590.4
Other	17.9	1.0	16.9
Total Operating Revenues	2,419.4	373.0	2,046.4
Fuel and Purchased Power	437.7	(53.9)	383.8
Cost of Gas Sold	622.5	(266.9)	355.6
Gross Margin	1,359.2	52.2	1,307.0
Other Operating Expenses
Other Operation and Maintenance	672.7	(46.5)	626.2
Depreciation, Decommissioning
and Amortization	237.6	(7.6)	230.0
Property and Revenue Taxes	59.5	0.4	59.9
Operating Income	$389.4	($1.5)	$390.9
	====	====	====

A more detailed analysis of financial results for the utility energy segment follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Energy's total electric utility operating revenues and gross margin during the first nine months of 2003 with similar information for the first nine months of 2002.

	Nine Months Ended September 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$1,517.4	$78.3	$1,439.1
Fuel and Purchased Power
Fuel	221.0	8.4	212.6
Purchased Power	211.9	45.6	166.3
Total Fuel and Purchased Power	432.9	(54.0)	378.9
Gross Margin	$1,084.5	$24.3	$1,060.2
	=====	====	=====

Electric gross margin increased 2.3% to $1,084.5 million between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2003 gross margin by approximately $36.2 million. Non-fuel Operation and Maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. Excluding the surcharge, electric gross margin fell by $11.9 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year.

During the first nine months of 2003, total electric utility operating revenues increased by $78.3 million or 5.4% when compared with the first nine months of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs noted above. In March 2003, Wisconsin Electric received an interim increase in rates to recover increases in fuel and purchased power costs. On an annual basis, the increase was $55.0 million. In October 2003 the Company received the final rate order (see "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" below). In spite of the interim fuel order, the Company under recovered fuel costs by approximately $17.0 million on a year to date basis, which is approximately $10.8 million worse than the Company's under recovery during the first nine months of 2002. This increase can be attributed primarily to the need to purchase replacement power due to a flood at Presque Isle Power Plant in May and June of 2003. In addition, the impact of favorable weather on heating load during the first quarter of 2003 was more than offset by the impact of unfavorable weather on cooling load during the second and third quarters of 2003, thereby reducing electric operating revenues by approximately $23.4 million between the comparative nine month periods.

Total fuel and purchased power expenses grew mostly due to a significant increase in natural gas prices, the primary fuel source for Wisconsin Energy's purchased power, resulting in a 26.6% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.21 for the first nine months of 2003 compared to $2.91 for the first nine months of 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to a higher need for replacement power resulting from lower generation availability in 2003 compared with the same period in 2002. Approximately $8 million of this increase was caused by a flood that temporarily shut down the Company's Presque Isle Power Plant during the second quarter of 2003.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2003 with similar information for the first nine months of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$533.3	$3.4	$529.9	6,048.4	(245.1)	6,293.5
Small Commercial/Industrial	485.0	26.1	458.9	6,626.2	(5.6)	6,631.8
Large Commercial/Industrial	394.4	35.1	359.3	8,583.6	300.8	8,282.8
Other-Retail/Municipal	65.4	7.0	58.4	1,698.0	183.5	1,514.5
Resale-Utilities	16.9	1.0	15.9	466.6	(88.2)	554.8
Other-Operating Revenues	22.4	5.7	16.7	-	-	-
Total	$1,517.4	$78.3	$1,439.1	23,422.8	145.4	23,277.4
	=====	===	=====	=====	====	=====

Weather -- Degree Days (a)
Heating (4,344 Normal)				4,839	690	4,149
Cooling (722 Normal)				600	(288)	888

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales increased by 0.6% during the first nine months of 2003. Residential sales fell 3.9% because the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003 more than offset the impact of favorable weather conditions on heating load during the first quarter of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Despite a temporary curtailment of electric sales in the second quarter of 2003 as a result of a flood-related outage at the Company's Presque

Isle Power Plant, sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 252.1 thousand megawatt-hours or 18.6% between the comparative periods because of outages at the mines in the first and third quarters of 2002. Excluding these two mines, Wisconsin Energy's total electric energy sales decreased by 0.5% and sales volumes to the remaining large commercial/industrial customers improved by 0.7% between the comparative periods. Sales to municipal utilities, the Other Retail/Municipal customer class, increased 12.1% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Energy's gas utility operating revenues, gross margin and gas deliveries for the first nine months of 2003 and the first nine months of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $293.4 million or 49.7% offset by a $266.9 million or 75.1% increase in purchased gas costs.

	Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$884.1	$293.4	$590.4
Cost of Gas Sold	622.5	(266.9)	355.6
Gross Margin	$261.6	$26.8	$234.8
	=====	=====	=====

Gas margins increased by $26.8 million or 11.4% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first nine months of 2003 was 16.6% colder than the first nine months of 2002 and 11.4% colder than normal. A $7.0 million increase in gas cost incentive revenues during the first nine months of 2003 under the Company's gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods.

The following table compares Wisconsin Energy's gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2003 with similar information for the first nine months of 2002.

	Gross Margin			Therm Deliveries
	Nine Months Ended September 30			Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$165.7	$13.5	$152.2	597.9	62.1	535.8
Commercial/Industrial	50.3	5.4	44.9	344.4	43.2	301.2
Interruptible	1.5	-	1.5	19.8	(0.4)	20.2
Total Gas Sold	217.5	18.9	198.6	962.1	104.9	857.2
Transported Gas	30.5	0.3	30.2	589.3	(7.3)	596.6
Other-Operating	13.6	7.6	6.0	-	-	-
Total	$261.6	$26.8	$234.8	1,551.4	97.6	1,453.8
	====	====	====	=====	=====	=====
Weather -- Degree Days (a)
Heating (4,344 Normal)				4,839	690	4,149

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $46.5 million or 7.4% during the first nine months of 2003 when compared with the first nine months of 2002. The increase was primarily attributable to approximately $36.2 million of higher electric transmission expenses which were offset by increased revenues resulting from a surcharge that became effective in October of 2002. Pension and other benefit costs increased by $21.5 million during 2003 and bad debt expenses increased by $8.7 million in large part due to higher gas bills. Overall, nuclear costs were $10.3 million less during the first nine months of 2003 compared with the same period in 2002 including $20.0 million related to the timing of scheduled outages. In 2002, the Company incurred costs for scheduled outages of both generating units at Point Beach Nuclear Plant. The only 2003 scheduled outage at Point Beach occurs during the fourth quarter. In 2003, the reduction in nuclear costs as a result of outage schedules was partially offset by the impact of more forced outages at Point Beach. Insurance recoveries of approximately $9.4 million in the first nine months of 2003 compared to associated settlement costs of $17.3 million in the same period in 2002, both related to the Giddings & Lewis/City of West Allis litigation, also offset some of the increase in other operation and maintenance expenses.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $7.6 million or 3.3% during the first nine months of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

The manufacturing segment contributed operating income of $54.5 million during the first nine months of 2003 compared with $43.9 million during the first nine months of 2002. The following table identifies the key components of operating income for Wisconsin Energy's manufacturing segment between the comparative periods.

	Nine Months Ended September 30
Manufacturing Segment	2003	B (W)	2002
	(Millions of Dollars)
Operating Revenues
Domestic	$406.7	$17.8	$388.9
International	159.9	26.2	133.7
Total Operating Revenues	566.6	44.0	522.6
Cost of Goods Sold	421.7	(32.4)	389.3
Gross Margin	144.9	11.6	133.3
Operating Expenses	90.4	(1.0)	89.4
Operating Income	$54.5	$10.6	$43.9
	====	====	====

Manufacturing operating revenues for the nine months ended September 30, 2003 were $566.6 million, an increase of $44.0 million or 8.4% compared to the same period in 2002. Acquisitions completed in 2002 contributed $10.4 million of sales during the first nine months of 2003. The Company experienced a 6% growth in its base manufacturing business between the comparative periods. Overall for the first nine months of 2003, sales in all markets of the manufacturing business were at or above prior levels with the exception of the Beverage and Water Treatment markets. The largest growth was seen in the Water Systems market, which increased 19% due to wet conditions in the Northeastern and Midwest sections of the United States coupled with the impact of a 2002 second quarter acquisition. The RV, Agriculture and Industrial markets also saw significant growth over the prior year sales levels. During the first nine months of 2003, international sales were 20% ahead of the same period in 2002, with half due to continued international growth and about half relating to currency translation effects.

Gross margin increased to $144.9 million for the first nine months of 2003 from $133.3 million for the same period in 2002, which is flat year over year as a percentage of sales. For the first nine months of 2003, operating expenses as a percentage of sales decreased to 15.9% from 17.1% for the first nine months of 2002. During 2002, the manufacturing segment recorded $4.5 million of operating expenses related to facility relocations, plant closing and severance payments which did not recur in 2003. Excluding these charges, operating expenses as a percentage of sales were 0.4% lower than the prior year.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The operations of the non-utility energy segment have been significantly reduced from the prior year due to the sale of Wisvest-Connecticut in December 2002. The following table compares the operating loss of Wisconsin Energy's non-utility energy segment between the first nine months of 2003 and the first nine months of 2002.

	Nine Months Ended September 30
Non-Utility Energy Segment	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$12.8	($124.9)	$137.7
Fuel and Purchased Power	1.1	78.6	79.7
Gross Margin	11.7	(46.3)	58.0
Other Operating Expenses
Other Operation and Maintenance	13.4	35.3	48.7
Depreciation, Decommissioning
and Amortization	5.6	(2.6)	3.0
Property and Revenue Taxes	1.6	4.6	6.3
Asset Valuation Charges	40.1	85.1	125.1
Operating Income (Loss)	($49.0)	$76.1	($125.1)
	=====	====	=====

The decrease in the operating loss primarily relates to the $40.1 million asset valuation charge recorded in the third quarter of 2003 as compared to the $125.1 million of the asset valuation charge recorded in 2002 that related to the non-utility energy segment (see Note 4 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report) and to the sale of Wisvest-Connecticut in December 2002.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates operating income increased $30.6 million in the first nine months of 2003 compared to the same period in 2002 primarily due to a $16.4 million non-cash asset valuation charge recorded in the first quarter of 2002 related to the decline in value of a venture capital investment (the other component of the $141.5 million first quarter 2002 asset valuation charge discussed in Note 4 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report), a $2.7 million gain from the liquidation of an investment in the third quarter of 2003, and improved operating results. The following table identifies the components of operating income (loss) of Wisconsin Energy's corporate and other affiliates between the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

	Nine Months Ended September 30
Corporate and Other Affiliates	2003	B (W)	2002
	(Millions of Dollars)

Operating Revenues	$23.2	$3.2	$20.0
Operating Expenses
Other Operation and Maintenance	15.9	8.9	24.8
Depreciation, Decommissioning
and Amortization	4.7	(0.8)	3.9
Property and Revenue Taxes	0.8	0.2	1.0
Asset (Gain) Charge (a)	(2.7)	19.1	16.4
Operating Income (Loss)	$4.5	$30.6	($26.1)
	====	=====	=====

(a) Asset (gain) charges during 2003 include a gain of $2.7 million from the liquidation of an investment. During 2002, asset (gain) charges include $16.4 million related to the decline in value of a venture capital investment.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

Net consolidated other income and deductions decreased by $14.7 million in the first nine months of 2003 compared to the first nine months of 2002. This decrease is primarily due to $22.4 million ($13.5 million after tax) in SFAS 133 gains recognized in 2002 on fuel oil contracts at Wisvest-Connecticut's two power plants, which were sold in December 2002, a $3.2 million civil penalty the Company agreed to pay pursuant to the terms of an EPA consent decree, and lower net deferred benefit costs of $2.9 million. Also in 2002, the Company recorded $5.3 million of costs associated with bond redemptions.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $12.2 million in the nine months ended September 30, 2003 compared to the same period in 2002. This decline was primarily due to a combination of reduced debt levels, increased Allowance For Funds Used During Construction, and lower interest rates.

CONSOLIDATED INCOME TAXES

For the first nine months of 2003, the Company's effective tax rate was 35.9%, which was less than the annual rate of 38.8% for 2002. This reduction in the effective income tax rate was primarily due to tax credits associated with rehabilitation projects, a lower effective rate for state income taxes, the favorable settlement of tax contingencies, and the Company's ability to recognize almost $3 million of state tax benefits associated with net operating loss carryforwards. The Company expects the annual effective income tax rate for 2003 to be between 36% and 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Energy's cash flows during the first nine months of 2003 and 2002:

	Nine Months Ended September 30
Wisconsin Energy Corporation	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$547.3	$641.7
Investing Activities	($545.6)	($413.5)
Financing Activities	($14.0)	($238.7)

Operating Activities

Cash provided by operating activities decreased to $547.3 million during the first nine months of 2003 compared with $641.7 million during the same period in 2002. This decrease was primarily due to a $116 million refund in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation and an increase in taxes paid for the first nine months of 2003 compared to the same period in 2002.

Investing Activities

During the first nine months of 2003, Wisconsin Energy invested a total of $545.6 million, an increase of $132.1 million over the prior year, primarily due to the Power the Future initiative, to costs for construction of the Ixonia natural gas lateral, and to reduced asset sales. In the first nine months of 2003, the Company had capital expenditures of $342.6 million for utility plant, $129.8 million for non-utility energy projects ($129.0 million of which is attributable to Power the Future new generation projects), $7.4 million for manufacturing and $22.3 million for other non-utility activities. Between the comparative periods, Wisconsin Energy invested $27.8 million less in various acquisitions and investments and received $48.9 million less from asset sales.

The Company anticipates it will receive a total of approximately $100 million in cash benefits including tax benefits from 2003 asset sales, primarily from the Company's continued program to divest non-core businesses and assets. Since inception of the plan in 2000, the Company has received proceeds from asset divestitures of approximately $1 billion.

Financing Activities

During the nine months ended September 30, 2003, the Company used $14 million for financing activities compared with using $238.7 million for financing activities during the first nine months of 2002. During 2003, the Company reduced short-term debt by $276.9 million and retired $523.8 million of long-term debt while issuing $843.1 million of long-term debt during this period.

In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under a shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of the Company's outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003, and to fund the optional redemption in August 2003 of another $60 million debt issue.

In October 2003, Wisconsin Electric funded the optional redemption of $9 million of 6.85% bonds due October 1, 2021 with short-term borrowings and working capital.

The debt refinancings in June and August 2003 are being accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby gross debt extinguishment costs in the amount of approximately $24.9 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved (See Note 2 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report).

During the first nine months of 2003, Wisconsin Energy purchased approximately 0.3 million shares of common stock for $6.8 million, all of which were purchased in the first quarter, under a $400 million board-approved repurchase program that was initiated in 2000. Also during the first nine months of 2003, Wisconsin Energy issued approximately 1.9 million new shares of common stock aggregating $42.8 million related to the Company's dividend reinvestment plan, other benefit plans and the exercise of stock options. Wisconsin Energy does not expect to continue repurchasing shares now that the Company is spending significant dollars on its Power the Future program.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2003 are expected to be met through a combination of internal sources of funds from operations, asset sales, short-term borrowings, existing lines of credit and the issuance of common stock under the Company's stock plans supplemented, if necessary, through the sale of debt securities.

Depending on market conditions and other factors, including receipt of required regulatory approvals, Wisconsin Gas anticipates issuing between $100 and $200 million of unsecured long-term debt during the fourth quarter of 2003 under an existing $200 million shelf registration statement filed with the SEC.

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

Wisconsin Electric has $165 million of unsecured notes outstanding at September 30, 2003 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Wisconsin Energy and Wisconsin Electric credit agreements provide liquidity support of Wisconsin Electric's obligations with respect to variable rate tax-exempt bonds and commercial paper.

Wisconsin Energy had approximately $1.1 billion of available unused lines of bank back-up credit facilities on a consolidated basis as of September 30, 2003. The Company had approximately $676 million of total consolidated short-term debt outstanding on such date.

Wisconsin Energy and its subsidiaries review their bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support their operations. The following table summarizes such facilities at September 30, 2003:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	Apr-2004	364 day
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	Jun-2004	364 day
Wisconsin Gas	$200.0	$ -	$200.0	Jun-2004	364 day

The following table shows Wisconsin Energy's consolidated capitalization structure at September 30, 2003 and at December 31, 2002:

Capitalization Structure	September 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,281.6	34.6%	$2,139.4	33.5%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	-	- %	200.0	3.1%
Long-Term Debt (including
current maturities)	3,595.5	54.6%	3,070.8	48.0%
Short-Term Debt	676.2	10.3%	953.1	14.9%
Total	$6,583.7	100.0%	$6,393.7	100.0%
	======	=====	======	=====

Effective with the adoption of SFAS 150 on July 1, 2003, the Company began reclassifying its Trust Preferred Securities as long-term debt. The debt, including Trust Preferred Securities, to total capital for the Company as of September 30, 2003 is 64.9%. The equivalent, debt plus Trust Preferred Securities to total capital at year end of 2002 was 66.0%. For further information, see Note 2 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report. The Company's debt to total capital at year end of 2002 was 62.9%. This calculation was done prior to adoption of SFAS 150 when the Trust Preferred Securities were excluded from long-term debt.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Energy and its subsidiaries by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

Wisconsin Electric Power Company
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas Company
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

WEC Capital Trust I
Trust Preferred Securities	BBB-	Baa1	BBB+

In October 2003, Moody's downgraded certain security ratings of Wisconsin Energy and its subsidiaries. Moody's lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A2 to A3 and the commercial paper rating of Wisconsin Energy from P-1 to P-2. Moody's lowered the WEC Capital Trust I Trust Preferred Securities rating from A3 to Baa1. The rating outlook for Wisconsin Energy and Wisconsin Energy Capital Corporation is negative. Moody's lowered Wisconsin Electric's senior secured rating from Aa2 to Aa3, senior unsecured rating from Aa3 to A1, and preferred stock rating from A2 to A3. Moody's lowered Wisconsin Gas' senior unsecured rating from Aa2 to A1. Moody's confirmed the P-1 commercial paper ratings of Wisconsin Electric and Wisconsin Gas. The rating outlook for Wisconsin Electric and Wisconsin Gas is stable.

In October 2003, Fitch downgraded certain security ratings of Wisconsin Energy and its subsidiaries. Fitch lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A to A- and the commercial paper rating of Wisconsin Energy from F1 to F2. Fitch lowered the WEC Capital Trust I Trust Preferred Securities rating from A- to BBB+. Fitch lowered Wisconsin Electric's senior secured rating from AA to AA-, senior unsecured rating from AA- to A+, and preferred stock rating from AA- to A. Fitch lowered Wisconsin Gas' senior unsecured rating from AA- to A+. Fitch lowered the commercial paper ratings of Wisconsin Electric and Wisconsin Gas from F1+ to F1. The rating outlook for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation is stable.

S&P's current outlook for Wisconsin Energy and its subsidiaries is stable.

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

Financial Instruments:   Wisconsin Energy is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 7 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

Contractual Obligations/Commercial Commitments:   The Company's total contractual obligations and other commercial commitments as of September 30, 2003 increased compared with December 31, 2002 due to Wisconsin Energy's sale of $200 million of unsecured Senior Notes and Wisconsin Electric's sale of $635 million of unsecured debentures. These obligations were offset by the optional redemptions of $425 million and $60 million of Wisconsin Electric's debt securities in June and August 2003, respectively, and customary periodic payments, along with reductions during the first nine months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process. The PSCW has authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. For the nine months ended September 30, 2003, the Company's fuel cost has exceeded fuel recovery by approximately $17.0 million. The Company anticipates this number to be less by year end 2003. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigate most of the risk of gas cost variations.

Independent Power Project Market Risk:   As of September 30, 2003, the Company had approximately $231 million of non-utility energy assets, excluding those held by We Power. Based upon projections of the expected undiscounted cash flows over the useful life of these assets, the Company has concluded that it will recover its costs. However, the values that could be realized if the Company immediately disposed of certain assets are believed to be less than their carrying amounts. As of September 30, 2003, the Company has sale agreements that are expected to close in the fourth quarter of 2003 for approximately $32 million of these non-utility energy assets.

Calumet Energy Team, LLC ("Calumet"), a wholly-owned subsidiary of Wisvest, in responding to a Request for Proposal from Exelon Generation Company, LLC, was informed that PJM Interconnection, L.L.C. ("PJM"), in evaluating generation deliverability on the transmission system located in Northern Illinois owned by Commonwealth Edison Company ("ComEd"), had determined that Calumet's generation peaking facility was not considered deliverable during certain peak periods. While not necessarily affecting Calumet's ability to sell energy, the determination negatively impacts Calumet's ability to sell capacity from its plant that is interconnected to the ComEd transmission system. Calumet disagrees with PJM's determination and has invoked dispute resolution under its Interconnection Agreement with ComEd. The ultimate impact that this matter may have on the value of the asset cannot be determined at this time.

Construction Risk:   In December 2002, the PSCW issued a written order granting We Power, Wisconsin Electric, and Wisconsin Energy a Certificate of Public Convenience and Necessity ("CPCN") to commence construction of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. The order approves key financial terms of leased generation contracts between We Power and Wisconsin Electric including fixed construction costs of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate and force majeure and excused events provisions. Project management is subject to a number of risks over which the Company will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations. If final costs for the construction of the Port Washington units exceed the fixed costs allowed in the PSCW order it is unlikely that such excess could be recovered from Wisconsin Electric or its customers.

Credit Rating Risk:   Wisconsin Energy and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Wisconsin Energy and its subsidiaries do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At September 30, 2003, the Company estimates that the potential payments under such agreements that could result from credit rating downgrades totaled approximately $97 million.

UTILITY RATES AND REGULATORY MATTERS

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based upon this analysis, the Company determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, the Company filed a request with the PSCW in February 2003 to increase Wisconsin retail electric rates by $55.0 million annually to recover the forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order was subject to PSCW audit and final order.

In October 2003, the PSCW approved the fuel surcharge adjustment request authorizing an increase of $61.2 million for 2003, $6.2 million more than the interim order on an annualized basis. The final order reflects actual costs incurred plus changes in natural gas prices. The final order imposes an obligation on Wisconsin Electric to refund any fuel surcharge amounts that result in excess revenues as defined. The Company does not anticipate a refund to occur.

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

On July 2, 2003, the Company filed an application with the PSCW for $90.3 million of total rate adjustments for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of the Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, (3) costs for construction of the Ixonia Lateral further described below, and (4) costs related to steam utility operations. The filing identifies anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric, $26.2 million (3.9%) for the gas operations of Wisconsin Gas, and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also includes an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. The Company continues to respond to PSCW information requests and expects to update its filing with the PSCW at the end of 2003 to reflect additional anticipated 2005 revenue deficiencies associated with the Oak Creek Generating Units that are contemplated as part of the Power the Future strategy. The Company anticipates an order from the PSCW on the 2004 revenue deficiencies in early 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in residential uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The PSCW approved the Company's request in October 2003; however the Company has not received a final order. As such, the Company has not yet determined the financial impact of the PSCW's decision.

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

Power the Future - Port Washington:   After receiving approval from the PSCW for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. We Power began construction of the new facility in July 2003 and expects to complete construction of Unit 1 by the end of the second quarter of 2005. We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in leased generation contracts that were signed in May 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request at an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Washington Generating Station Unit 2, the order from the PSCW authorizing the Port Washington project requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. In October 2003, the Company received approval from the Federal Energy Regulatory Commission ("FERC") to transfer by long-term lease certain FERC jurisdictional assets from We Power to Wisconsin Electric.

Associated with construction of the Port Washington Generating Station under the Company's Power the Future strategy, Wisconsin Gas received a Certificate of Authority from the PSCW in December 2002 authorizing construction of a 16.8 mile natural gas lateral that will connect the plant to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. The Company received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources ("WDNR") on July 3, 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. The Company has modified the planned route pursuant to the WDNR's request and the PSCW is scheduled to meet in November 2003 for re-approval of the modified route. Including the requested changes, the Company estimates the total cost of the project to be approximately $40 million, subject to PSCW approval. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 order granting the CPCN to commence construction at the Port Washington Generating Station (the "Order"). Wisconsin Energy believes the petition has no merit and in March 2003 filed a notice of appearance and statement of position asking that the Order be upheld and the petition dismissed. In October 2003, the petitioner filed a reply brief, but the Court has allowed the petitioner to supplement such brief. This supplement is due in November 2003.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to Wisconsin Gas for the Port Washington Lateral. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. The Company has intervened as a full party in these proceedings and will actively support the validity of the permit.

Power the Future - Oak Creek:   Implementation of phase two of the Company's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a CPCN for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003 and established a time schedule for the Oak Creek CPCN hearings. Such intervenors subsequently filed a petition for judicial review of the PSCW's denial on May 16, 2003 in Dane County Circuit Court. On June 25, 2003, the Circuit Court dismissed the intervenors' petition.

The Oak Creek CPCN hearings were completed in September 2003 pursuant to a schedule set by the Administrative Law Judge. Wisconsin Energy anticipates receiving a decision from the PSCW on the Oak Creek CPCN no later than November 2003.

In March 2003, the City of Oak Creek announced that it had entered into an environmental and economic agreement with Wisconsin Energy covering the Company's expansion plans for the Oak Creek Power Plant site. Under such agreement, the City will receive annual community-impact mitigation payments for each additional generating unit constructed on the Oak Creek site. Such payments are subject to prior approval by the PSCW. Wisconsin Energy's direct obligations under such agreement are not expected to have a material impact on its financial condition or results of operations. In June 2003, the City issued a conditional use permit allowing new generating station construction activities on the existing Oak Creek site. Wisconsin Energy continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

In September 2003, several parties submitted to the WDNR a joint Request for Hearing on Wisconsin Electric's application for state water regulatory permits and approvals for its proposed new generating units at the existing Oak Creek Power Plant. The parties requesting the hearing are S.C. Johnson & Son, Inc., Sierra Club, Citizens for Responsible Power, Clean Wisconsin, and Clean Air Task Force. In October 2003, the WDNR notified the Company that it will grant the hearing request. The matter will be referred to an Administrative Law Judge, who will schedule and conduct the hearing.

On October 29, 2003, the PSCW discussed the major issues regarding the proposed Oak Creek Power Plants. In a release by the PSCW dated October 29, 2003, the PSCW reported that it had reached the following preliminary decisions:

  Additional electric generation was required for Southeast Wisconsin;
  A diversity of fuel sources best serves the state;
  Two coal-fired Super-Critical Pulverized Coal units should be constructed with the first plant going on line in 2009 and the second plant going on line in 2010;
  The cost to construct the two coal units will be $2.15 billion, overall;
  The Return on Equity on the lease agreement with Wisconsin Electric will be set at 12.7% with a capital structure that includes 55% equity;
  The CPCN will be granted contingent upon the Company obtaining the necessary air quality and water permits, and a prudence requirement on any costs above the $2.15 billion; and
  The third proposed Gasification Combined Cycle unit was not approved at this time as the technology is not currently considered cost-effective.

The PSCW announced that the above decisions will be finalized in a Commission Order that will be released before November 10, 2003.

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA is expected to develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. On May 23, 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. On June 25, 2003, the Natural Resources Board approved the rules and sent them to the Wisconsin Legislature. The Wisconsin Legislature rejected the rules during the third quarter of 2003. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA and/or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and/or WDNR's mercury emission control rulemakings might have on the operations of its existing coal-based generating facilities.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC").

On February 11, 2003, the United States Nuclear Regulatory Commission ("NRC") issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors such as Point Beach. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, Reactor Pressure Vessel Head Penetration Nozzle Inspection Programs, issued on August 9, 2002. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed the required application with the PSCW on June 6, 2003. In October 2003, the PSCW approved reactor vessel head replacement for Units 1 & 2 at Point Beach. Total capital expenditures to replace the two reactor vessel heads are estimated at approximately $54 million.

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

NMC attended a regulatory conference with the NRC in June 2003 to provide additional information and discuss the significance of the findings. The NRC conducted a supplemental inspection at Point Beach in three phases during the third quarter of 2003 to determine further follow-up actions, if any. NRC identified a number of potential violations and areas for improvement but concluded that Point Beach continues to operate safely. NRC expects to discuss the results of this inspection in a public meeting in mid-November 2003. The Company is currently unable to estimate the additional impact that may result.

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation, distribution system and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk, independent power project market risk, credit rating risk and construction risk at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of Wisconsin Energy's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2002 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Energy's 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Energy's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003.

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

OTHER MATTERS

Lorenzo Peterson vs. Sta-Rite:   As previously reported, on September 4, 2001, a lawsuit was commenced against Sta-Rite Industries, Inc., an indirect wholly owned subsidiary of Wisconsin Energy, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida. Lorenzo Peterson, a minor, was seeking damages for the personal injuries he sustained when he was trapped under water after placing his hand in the main drain on the bottom of a pool. Trial commenced on July 21, 2003, and on August 1, 2003 the jury returned a verdict against Sta-Rite in the amount of $104.4 million in compensatory damages. Counsel for the plaintiff filed a motion requesting further proceedings before the Court to determine whether punitive damages should also be assessed against Sta-Rite. The Court denied this motion on September 23, 2003 finding that the case on its merits did not warrant punitive damages. On October 14, 2003, the Court denied Sta-Rite's post-verdict motions challenging the jury's verdict. Sta-Rite intends to appeal the jury verdict. In any event, Wisconsin Energy believes it has adequate insurance to cover the compensatory damages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed or furnished with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Incorporated herein by reference to Exhibit 10.3 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q.)

10.2

Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Incorporated herein by reference to Exhibit 10.4 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q.)

10.3	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003.

10.4	Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Energy on July 25, 2003 to report that Richard R. Grigg had decided to retire effective March 1, 2004, and relinquished as of July 31, 2003 the titles of President of Wisconsin Electric Power Company and President and Chief Operating Officer of Wisconsin Gas Company and all directorships with Wisconsin Energy Corporation and its subsidiaries.

A Current Report on Form 8-K dated as of August 1, 2003 was filed by Wisconsin Energy on August 7, 2003 to report an update on the Lorenzo Peterson vs. Sta-Rite case.

A Current Report on Form 8-K dated as of September 15, 2003 was filed by Wisconsin Energy on September 15, 2003 to report that Rick Kuester was named President and Chief Executive officer of We Generation, Wisconsin Energy's electric generation group, effective October 13, 2003.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended September 30, 2003.

A Current Report on Form 8-K dated as of October 3, 2003 was filed by Wisconsin Energy on October 6, 2003 to report that Wisvest Corporation, a wholly-owned subsidiary of Wisconsin Energy Corporation, had entered into an agreement to sell its 500 megawatt Siemens Westinghouse advanced technology natural gas power island back to Siemens Westinghouse.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: October 31, 2003	Stephen P. Dickson Controller, Chief Accounting Officer and duly authorized officer