Form 10-K
period 2003-12-31
WISCONSIN ENERGY CORP
filed 2004-03-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [X]    No [  ]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $3.4 billion based upon the reported last sale price of such securities as of June 30, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2004):

Common Stock, $.01 Par Value, 118,541,100 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 5, 2004, are incorporated by reference into Part III hereof.

WISCONSIN ENERGY CORPORATION

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS
Item	Page
PART I

1. Business ..........................................................................................................................................	4

2. Properties ........................................................................................................................................	25

3. Legal Proceedings ...........................................................................................................................	28

4. Submission of Matters to a Vote of Security Holders .....................................................................	29

Executive Officers of the Registrant .................................................................................................	29

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..................................	32

6. Selected Financial Data ...................................................................................................................	33

7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............	35

7A.Quantitative and Qualitative Disclosures About Market Risk .......................................................	76

8. Financial Statements and Supplementary Data ...............................................................................	77

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............	114

9A. Controls and Procedures ...................................................................................................................	114

PART III

10. Directors and Executive Officers of the Registrant ........................................................................	114

11. Executive Compensation .................................................................................................................	115

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115

13. Certain Relationships and Related Transactions ..............................................................................	115

14. Principal Accountant Fees and Services .....................................................................................................	115

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................................	116

Schedule 1 - Condensed Parent Company Financial Statements .......................................................	118

Signatures ...........................................................................................................................................	123

Exhibit Index .......................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Energy Corporation was incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, Our, Us or We refer to the holding company and all of its subsidiaries.

We conduct our operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas Company (Wisconsin Gas) and WICOR Industries, LLC, formerly WICOR Industries, Inc., (WICOR Industries).

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves approximately 1,068,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 428,700 gas customers in Wisconsin and approximately 460 steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves approximately 569,500 gas customers in Wisconsin and about 2,600 water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company (Edison Sault), which serves approximately 22,000 electric customers in the Upper Peninsula of Michigan. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name of "We Energies".

Non-Utility Energy Segment:   Our non-utility energy segment consists of W.E. Power, LLC (We Power) and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease the new generating capacity included in our Power the Future strategy. See Item 7 for more information on Power the Future. Wisvest owns and has investments in electric generating facilities and other energy-related entities and assets. We are in the process of reducing the operations of Wisvest.

Manufacturing Segment:   Our manufacturing segment consists of WICOR Industries, an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, LLC (Sta-Rite), SHURflo, LLC (SHURflo) and Hypro, LLC (Hypro), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries. In February 2004, we announced that we reached an agreement to sell this segment to Pentair, Inc. for $850 million and the assumption of approximately $25 million of debt. Subject to regulatory approvals, we expect the sale to close during the second or third quarter of 2004. For further information about the sale see "Capital Resources" in Item 7.

Power the Future Strategy:   In late February 2001, we filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of our Power the Future strategy, we are: (1) investing in new natural gas-based and coal-based electric generating facilities, (2) upgrading Wisconsin Electric's existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. Also as part of this strategy, we announced and began implementing plans to divest non-core assets and operations, primarily in our non-utility energy segment and our non-utility real estate operations. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning Power the Future may be found below under "Non-Utility Energy Segment" and "Environmental Compliance" as well as in Item 7.

For further financial information about our business segments, see "Results of Operations" in Item 7 and "Note Q -- Segment Reporting" in the Notes to Consolidated Financial Statements in Item 8.

We have through our Internet website www.WisconsinEnergy.com available free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission (SEC).

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the SEC, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

Our electric utility operations consist of the electric operations of Wisconsin Electric and Edison Sault. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Edison Sault generates, distributes and sells electric energy in a territory in the eastern Upper Peninsula of Michigan.

Electric Sales

See "Consolidated Selected Utility Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1999 through 2003.

Wisconsin Electric:   Wisconsin Electric is authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity or boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Wisconsin Electric also sells wholesale electric power.

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.7 million megawatt hours (mwh) during 2003, a 1.1% increase from 2002. Approximately 0.4 million of megawatt-hour sales during 2003 were to Edison Sault. Wisconsin Electric had approximately 1,068,000 electric customers at December 31, 2003, an increase of 1.1% since December 31, 2002.

Edison Sault:   Edison Sault is authorized to provide retail electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.9 million and 0.8 million megawatt hours during 2003 and 2002, respectively. No significant megawatt-hour sales during 2003 were to Wisconsin Electric. Edison Sault had approximately 22,000 electric customers at December 31, 2003 and December 31, 2002.

Electric Sales Growth:   Assuming moderate growth in the economy of our electric utility service territories and normal weather, we presently anticipate total retail and municipal electric kilowatt-hour sales of our utility energy segment to grow at a compound annual rate of 1.9% over the five-year period ending December 31, 2008.

Sales To Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains. Edison Sault provides electric service to industrial accounts in the paper, crude oil pipeline and limestone quarry industries as well as to several state and federal government facilities.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 7.1% and 6.4% of our total electric utility energy sales during 2003 and 2002, respectively.

Sales to Wholesale Customers:   During 2003, Wisconsin Electric sold wholesale electric energy to three municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission (FERC). Edison Sault sold wholesale electric energy to one rural cooperative during 2003. Wholesale sales accounted for approximately 8.9% of our total electric energy sales and 4.6% of total electric operating revenues during 2003 compared with 8.2% of total electric energy sales and 4.2% of total electric operating revenues during 2002.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. A summer peaking utility as a result of cooling load, we reached our all-time electric peak demand obligation of 6,376 megawatts on August 21, 2003. The summer period is the most relevant period for capacity planning purposes for us. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 14.12% planning reserve margin in place prior to the upcoming peak season. The Public Service Commission of Wisconsin (PSCW) guidelines to electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission (MPSC) has not provided guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2003 and expect to have adequate capacity to meet all of our firm obligations during 2004. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding our generation facilities, see "Utility Energy Segment" in Item 2.

Competition

Prior to 2003, the nation's electric utility industry had been following a trend towards restructuring and increased competition. However, given electric reliability problems experienced in the summer of 2003 and in the state of California in 2001 and 2002, which had previously restructured its electric industry framework, and the current status of restructuring initiatives in regulatory jurisdictions where we primarily do business, we do not expect significant electric deregulation in Wisconsin in the next five years. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates our sources of electric energy supply, including net generation by fuel type, for the following years ended December 31:

	Estimate	Actual

	2004 (a)	2003	2002	2001

Coal	57.8%	58.6%	58.2%	61.1%
Nuclear	23.9%	24.6%	24.6%	24.6%
Hydroelectric	1.7%	1.6%	2.0%	1.6%
Natural gas	0.6%	0.6%	0.8%	0.7%
Oil and Other (b)	0.1%	0.1%	0.1%	0.1%

Net Generation	84.1%	85.5%	85.7%	88.1%
Purchased Power (c)	15.9%	14.5%	14.3%	11.9%

Total	100.0%	100.0%	100.0%	100.0%

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of our generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

(c)	Excludes total intercompany sales between Edison Sault and Wisconsin Electric of 393.3 thousand mwh during 2003, 364.6 thousand mwh during 2002 and 305.5 thousand mwh during 2001.

Our net generation totaled 28.0 million megawatt hours during 2003 compared with 27.8 million megawatt hours during 2002 and 28.9 million megawatt hours during 2001. The decline in 2002 generation was primarily due to an increase in scheduled outages at Wisconsin Electric's generating facilities. When compared with the past three years, net generation as a percent of our total electric energy supply is expected to decrease during 2004 in large part due to the Port Washington unit retirements in anticipation of the construction of two natural gas-based generation facilities at the same site one of which is expected to become operational in 2005. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next year.

Our average fuel and purchased power costs per megawatt hour by fuel type for the years ended December 31 are shown below.

	2003	2002	2001

Coal	$12.94	$12.09	$12.44
Nuclear	$4.79	$5.04	$5.78
Natural Gas	$93.42	$60.56	$72.31
Purchased Power	$38.66	$32.78	$37.71

The fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. Some of the coal contracts expire in the near future, and we may incur increases in coal prices, subject to market conditions. The costs for natural gas and purchased power, which is primarily natural gas-based, are more volatile.

Wisconsin Electric's installed capacity by fuel type for the years ended December 31, is shown below.

	2003	2002	2001

Dependable capability in megawatts(a)

Coal	3,560	3,636	3,639
Nuclear	1,036	1,022	1,022
Natural Gas/Oil (b)	1,157	1,183	1,171
Hydro	57	57	57

Total	5,810	5,898	5,889

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

Coal-Based Generation

Coal Supply:   Wisconsin Electric diversifies the coal supply for its power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2004, 99% of Wisconsin Electric's projected coal requirements of 12.0 million tons will be under contracts which are not tied to 2004 market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2004 coal requirements through short-term or spot purchases and inventory adjustments. Our coal-based generation consists of 7 operating plants with a dependable capability of approximately 3,560 megawatts.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage

Dec. 2004	500,000-2,000,000
Dec. 2005	4,800,000
Dec. 2006	5,200,000
Dec. 2008	1,200,000

As of the beginning of 2004, Wisconsin Electric had approximately a 118-day supply of coal in inventory at its coal-based facilities.

Coal Deliveries:   Approximately 75% of Wisconsin Electric's 2004 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-based generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. The Nuclear Management Company, LLC (NMC) filed an application with the NRC in February 2004 to renew the operating licenses for both of Wisconsin Electric's nuclear reactors for an additional 20 years. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Management Company:   NMC, owned by our affiliate WEC Nuclear Corporation and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC provides services to eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan, and Iowa with a total combined generating capacity of about 4,500 megawatts as of December 31, 2003. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Fuel Supply:   Wisconsin Electric purchases uranium concentrates (Yellowcake) and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach; it is then sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note K -- Long-Term Debt" in the Notes to Consolidated Financial Statements in Item 8.

Uranium Requirements:   Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Point Beach has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which supplies 100% of the annual requirements through 2007.

Conversion:   Wisconsin Electric has a long-term contract with a provider of uranium conversion services to supply 75% of the conversion requirements for the Point Beach reactors through 2004. Wisconsin Electric has an additional long-term conversion contract with a second conversion supplier to supply the remaining 25% of Wisconsin Electric's annual conversion requirements through 2004. Wisconsin Electric also has the option to utilize two NMC fleet contracts for conversion services to meet approximately 45 % of its conversion requirements through 2007. We are currently pursuing additional contracts for conversion services for Point Beach beyond our 2004 requirements.

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

Nuclear Decommissioning:   Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the fund at December 31, 2003 to approximately $674.4 million. For additional information regarding decommissioning, see "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F - Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Hydroelectric Generation

Wisconsin Electric:   Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Of these fourteen plants, thirteen are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed. Removal of the Sturgeon project has commenced and will continue over the next several years.

Edison Sault:   Edison Sault's primary source of generation is its 30-megawatt hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Army Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2020. Edison Sault pays for all water taken from the St. Marys River at predetermined rates with a minimum annual payment of $0.1 million. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Marys River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Army Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Marys River in Sault

Ste. Marie, Michigan. This 17 megawatt contract has a tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

Natural Gas-Based Generation

Our natural gas-based generation consists of 4 operating plants with a dependable capability of approximately 1,157 megawatts. The Concord and Paris Combustion Turbine Power Plants, Germantown Unit 5 and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes at the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations. An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

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

Wisconsin Electric also has power purchase agreements with Alliant Energy Neenah, LLC (Alliant), a subsidiary of Alliant Energy Corporation and LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement for its Whitewater Cogeneration Facility. Wisconsin Electric procures and delivers fuel to Alliant's Neenah Energy Facility and receives the electric power produced, as discussed in "Purchase Power Commitments" below. Wisconsin Electric has another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility which began commercial operation during the summer of 2002. Wisconsin Electric procures and delivers natural gas to the plant and receives the electric power produced, similar to the Alliant agreement.

During 2003, the PSCW approved a program for a two-year period allowing Wisconsin Electric to hedge up to 75% of its estimated monthly gas purchases for electric generation. Wisconsin Electric includes the costs of this risk management program in its fuel and purchased power costs.

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

Oil-Based Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-based turbines discussed above. The natural gas facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil requirements are purchased under partnering agreements with suppliers that assist Wisconsin Electric with inventory tracking and oil market price trends.

Purchase Power Commitments

Wisconsin Electric:   To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with LSP-Whitewater, LP, Alliant, Calpine Corporation and Ameren Energy Marketing Company.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from the gas-based Whitewater Cogeneration Facility located in Whitewater, Wisconsin, does not include any minimum energy requirements.

Alliant's Neenah Energy Facility is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin, which began commercial operations in May 2000. The purchase power agreement with Alliant is similar in structure to arrangements commonly referred to in the electric industry as "tolling arrangements." Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Alliant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility is available for Wisconsin Electric to dispatch during the term of the agreement, which ends in May 2008.

Calpine Corporation's Zion, Illinois facility consists of three 150 MW gas turbine peaking units. Two units became commercial in 2002 and the third unit became commercial in 2003. All three units were under contract to Wisconsin Electric during 2003. Wisconsin Electric will also have the full 450 megawatts available for its use in 2004. This power purchase agreement is also a tolling agreement.

Ameren Energy Marketing's Elgin Energy Center, located in Elgin, Illinois, began commercial operation in fall 2002. It consists of four, 116 megawatt combustion turbine units, one of which will be under contract to Wisconsin Electric starting June 1, 2004. This agreement is also a tolling agreement and has a term of 5 years.

Wisconsin Electric currently expects to utilize new generating capacity identified in our Power the Future proposal, as well as purchase power commitments with independent power producers, to meet its electric demand load growth.

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

Edison Sault:   Edison Sault purchased 713.7 thousand megawatt hours or 79% of its energy supply during 2003 to meet its energy requirements, including 393.3 thousand megawatt hours from Wisconsin Electric.

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

Electric Transmission

American Transmission Company:   Effective January 1, 2001, we transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to American Transmission Company LLC (ATC) in exchange for ownership interests in this new company. Joining ATC is consistent with the FERC's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2003, we owned approximately 39.4% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. ATC is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric is a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services.

The annual cost of the services provided by Wisconsin Electric was approximately $33 million, $52 million, and $53 million during 2003, 2002, and 2001, respectively, and is expected to continue to decline in future years as ATC provides more of these services itself.

Midwest ISO:   In connection with its role as a FERC approved Regional Transmission Organization (RTO), the Midwest ISO is in the process of developing a bid-based energy market which is currently proposed to be implemented on December 1, 2004.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO.

Lost Revenue Charges:   The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM Interconnection, LLC, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

Our Power the Future plan includes a commitment to significantly increase the amount of renewable energy generation we utilize beyond that required by Wisconsin law. Our target is to provide 5% of retail electric sales in Wisconsin from renewable energy resources by the year 2011. In addition, Wisconsin Electric has an "Energy For Tomorrow®" renewable energy program to promote additional usage by our customers of energy produced from renewable resources.

The public benefits legislation requires that retail energy providers supply a minimum of 0.5% of their Wisconsin retail electric sales from renewable energy increasing to 2.2% by the year 2011. We met this requirement for 2003. For more information about public benefits see "Regulation -- Utility Energy Segment" below.

GAS UTILITY OPERATIONS

Our gas utility operations consist of Wisconsin Gas and the gas operations of Wisconsin Electric. Both companies are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The two companies also transport customer-owned gas. Wisconsin Gas, the largest natural gas distribution utility in Wisconsin, operates throughout the state including the City of Milwaukee. Wisconsin Electric's gas utility operates in three distinct service areas: west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Consolidated Selected Utility Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1999 through 2003.

Wisconsin Gas:   For the year of 2003, Wisconsin Gas delivered a total of approximately 1,282.9 million therms, including customer-owned transported gas, a 4.2% increase compared with 2002. As of December 31, 2003, Wisconsin Gas was transporting gas for approximately 1,090 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 38% of total volumes delivered by Wisconsin Gas during 2003, 39% during 2002 and 40% during 2001. Wisconsin Gas had approximately 569,500 customers at December 31, 2003, an increase of approximately 1.4% since December 31, 2002.

The maximum daily send-out of Wisconsin Gas during 2003 was 859,532 dekatherms on January 22, 2003. A dekatherm is equivalent to ten therms or one million British thermal units.

Wisconsin Electric:   Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 888.3 million therms during 2003, a 0.2% decrease compared with 2002. At December 31, 2003, Wisconsin Electric was transporting gas for approximately 370 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 35% of total volumes delivered by Wisconsin Electric during 2003, 38% during 2002 and 39% during 2001. Wisconsin Electric had approximately 428,700 gas customers at December 31, 2003, an increase of approximately 2.0% since December 31, 2002.

Wisconsin Electric's maximum daily send-out during 2003 was 718,046 dekatherms on January 22, 2003.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric energy supply represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total therm deliveries of natural gas to grow at an annual rate of approximately 0.8% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2008. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories and normal weather.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We offer lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to the facilities where it is used. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

Our future ability to maintain our present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

Both Wisconsin Gas and the gas operations of Wisconsin Electric have been able to meet their contractual obligations with both their suppliers and their customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage:   In addition to the Guardian pipeline that receives gas supply in the Joliet, Illinois market hub, the interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We also maintain high deliverability storage in the mid-continent and Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   On a combined basis, Wisconsin Gas and the gas operations of Wisconsin Electric currently have contracts for firm supplies with terms in excess of 30 days with 12 gas suppliers for gas acquired in the Chicago area hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like Wisconsin Gas and the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric and Wisconsin Gas gas cost incentive mechanisms pursuant to which the companies have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2003, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Gas and the gas operations of Wisconsin Electric expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   Wisconsin Gas and the gas operations of Wisconsin Electric have PSCW approval to hedge 50% of planned flowing gas and storage inventories supply using NYMEX based natural gas options. That approval allows both companies to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds through their respective purchase gas adjustment mechanisms. Hedge targets (volumes) are provided annually to the PSCW as part of each company's five-year gas supply plan filing.

To the extent that opportunities develop and the companies' physical supply operating plans will support them, Wisconsin Gas and Wisconsin Electric also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to the companies' gas cost recovery (incentive) mechanisms.

Guardian Pipeline:   In March 1999, WICOR, Inc. (WICOR) announced the formation of a joint venture, Guardian Pipeline, L.L.C. (Guardian), to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin. The Guardian pipeline is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. WICOR, WPS Investments, LLC, an affiliate of WPS Resources Corporation, and an affiliate of Northern Border Partners, LLP have equal co-ownership interests in Guardian. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian pipeline.

Construction commenced on the Guardian pipeline in the spring of 2002. Currently, Guardian has firm precedent agreements to transport 88% of its 750,000 dekatherms per day pipeline design capacity. Guardian pipeline began commercial operation in early December 2002. Guardian has financed this project using $82 million of total capital contributions split equally among the three co-owners, the proceeds of a $170 million fixed rate, amortizing project term loan and a $10 million 3-year revolving credit agreement arranged in November 2001.

Wisconsin Gas has no ownership interest in Guardian. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity on the pipeline and construct a 35-mile lateral at a cost of approximately $97.5 million to connect its distribution system to the Guardian pipeline. Wisconsin Gas received final approval to construct and operate the lateral from the PSCW in an order dated July 25, 2001. Wisconsin Gas began taking delivery of gas supply from the Guardian pipeline in December 2002 through an interconnection point to its distribution system. With construction of the lateral completed in December 2003, Wisconsin Gas has access to its full contract capacity from the Guardian pipeline.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2003, the steam utility had $22.5 million of operating revenues from the sale of 3,073 million pounds of steam compared with $21.5 million of operating revenues from the sale of 3,001 million pounds of steam during 2002. As of December 31, 2003 and 2002, steam was used by approximately 460 and 470 customers, respectively, for processing, space heating, domestic hot water and humidification.

Water Utility Operations:   To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2003, the water utility served about 2,600 water customers in the suburban Milwaukee area compared with approximately 2,380 customers at December 31, 2002. Wisconsin Gas also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2003, the water utility had $1.8 million of operating revenues compared with $1.6 million of operating revenues during 2002.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

MANUFACTURING SEGMENT

Our manufacturing segment consists of WICOR Industries, LLC, an intermediary holding company. Its three primary subsidiaries: Sta-Rite, SHURflo and Hypro, were acquired as part of the April 2000 WICOR merger. For the year ended December 31, 2003, WICOR Industries had $746.1 million of operating revenues compared with $685.2 million of operating revenues during 2002. In February 2004, we announced that we had reached an agreement to sell this segment to Pentair, Inc. for $850 million and the assumption of approximately $25 million of debt. We expect the sale to close during the second or third quarter of 2004 following receipt of necessary government approvals. For further information about the sale see "Capital Resources" in Item 7.

Sta-Rite Industries, LLC:   Sta-Rite is organized under the laws of the state of Wisconsin and maintains its principal office and place of business in Delavan, Wisconsin. Sta-Rite is a manufacturer and marketer of pumps, tanks, water treatment products and fluid handling equipment for the water systems, agricultural, pool/spa and water treatment markets world wide. Sta-Rite's products are manufactured at 17 locations with facilities in the United States, Australia, Canada, China, Germany, India, Italy, Mexico and New Zealand and are sold through a world wide network of distributors, retailers and original equipment manufacturers.

SHURflo, LLC:   SHURflo is organized under the laws of the state of California and maintains its principal office and place of business in Cypress, California. SHURflo manufactures high performance pumps and fluid handling equipment for the beverage/food service, recreational vehicle, marine, industrial, and water treatment markets. Its products are manufactured in California and England. They are sold and distributed globally through original equipment manufacturers and a network of distributors.

Hypro, LLC:   Hypro is organized under the laws of the state of Delaware and maintains its principal office and place of business in New Brighton, Minnesota. Hypro manufactures pumps, accessories and pumping systems for agricultural, marine, industrial and fire fighting markets. Hypro's products are manufactured in Minnesota, Oregon and England and are sold to original equipment manufacturers, distributors and agricultural retailers.

U.S. Operations

Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, water filters, pool and spa filters, pool heaters and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering and are used in private and public swimming pools, spas, hot tubs, jetted bathtubs and fountains. Our manufacturing businesses also produce large higher capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

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

Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. We believe we are a leading producer of pumps for private water systems and swimming pools, spas, food service, recreational vehicle, agricultural spraying, marine engine cooling and foam proportioning systems for the fire fighting markets. Management believes we also rank among the larger producers of pool and spa filters and submersible turbine pumps. Brand names include "AquaTools," "Berkeley," "Edwards," "Fibredyne," "Flotec," "FoamPro," "Hydro-Flow," "Hypro," "Lurmark," "Nocchi," "Omnifilter," "Onga," "Park," "Rivaflo," "Sherwood," "SHURflo," "Simer," "Sta-Rite," "Tate-Western," "Aermotor," "Diamond," "Ultra-Jet," and "VICO."

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

International Operations

International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 106 countries on six continents. Foreign manufacturing is carried out by Australian, Canadian, Chinese, English, German, Indian, Italian, Mexican and New Zealand operations. The products sold in international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 29% of manufacturing segment sales during 2003 and 26% during 2002.

Raw Materials and Patents

Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of our primary lines of products include: cast iron, aluminum and bronze castings for pumps; copper wire, steel and aluminum for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. Our manufacturing units also purchase from third-party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die-cast metal parts, and hardware and electrical components. Although our manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is material to the success of our manufacturing businesses as a whole.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment is involved in a variety of businesses including the ownership and operation of independent electric generating facilities and investment in other energy-related entities and assets.

During 2000, we performed a comprehensive review of our existing portfolio of businesses and began implementing a strategy of divesting many of our non-utility energy segment businesses, especially those outside of the Midwest region. As we implement our Power the Future strategy, management expects to grow the non-utility energy segment within the state of Wisconsin through our subsidiary We Power.

Since 2000, we have sold our interest in SkyGen Energy Holdings, LLC., FieldTech, Inc., our interest in Blythe Energy, LLC, our interest in Wisvest-Connecticut LLC, a 500 megawatt natural gas power island, and our interests in Kaztex Energy Management, Inc. and Blackhawk Energy Services, LLC.

W.E. Power, LLC

According to the state of Wisconsin 2001 Energy Policy Report, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by 2016. In addition, Wisconsin Electric's customer load is growing at a rate of approximately 100 to 150 megawatts per year. In response, we created We Power in November 2001 to provide a part of the new generation to meet Wisconsin's future demand for electricity. We Power will design, construct, own, finance, and lease 2,320 megawatts of new generating capacity in the state of Wisconsin proposed as part of our Power the Future plan. We expect that two unaffiliated entities together will own approximately 17% or 204-megawatts of capacity in two coal units to be constructed in Oak Creek, Wisconsin, and We Power will own the remaining 2,120-megawatts of generating capacity. At December 31, 2003, We Power had $210.8 million of construction work in progress.

Power the Future will allow us to manage our fuel mix, by including new coal-based plants as well as natural gas-based plants. Without the Power the Future strategy, we anticipate that new generation in Wisconsin would most likely come from independent power producers constructing natural gas-based facilities. Due to natural gas price volatility, we believe it is not in the best interests of ratepayers to only build new natural gas-based generation. Coal prices historically have been more stable, and the fuel is much more plentiful. The creation of We Power provides us with a long-term means to keep a diverse fuel mix that would maintain a stable, reliable and affordable energy supply in the region. For further information about our Power the Future strategy, see "Environmental Compliance" below as well as "Corporate Developments" in Item 7.

Wisvest Corporation

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our Power the Future strategy, Wisvest has discontinued its development activity. For the year ended December 31, 2003, Wisvest had $11.7 million of operating revenues compared with $166.6 million of operating revenues during 2002. We have divested, or are in the process of divesting, the majority of Wisvest's assets. On December 6, 2002, Wisvest completed the sale of its ownership interest in Wisvest-Connecticut, LLC, which included 1,056 megawatts of capacity in the state of Connecticut. These plants had originally been acquired in April 1999. During 2002 Wisvest-Connecticut had operating revenues of $155.7 million. In October 2003, Wisvest completed the sale of its investments in Kaztex Energy Management, Inc. and Blackhawk Energy Services, LLC, strategic energy management services companies and sold the 500-megawatt (nominal) Siemens Westinghouse advanced technology natural gas power island it had originally purchased for potential development. As of December 31, 2003, Wisvest operations and investments included:

Calumet Energy Team, LLC:   Calumet Energy owns and operates a 308 megawatt natural gas-based peaking power plant in Chicago, Illinois. The total plant investment is $157 million and it began commercial operation in June 2002. Calumet has a ten-year capacity reservation agreement for 50 megawatts of plant capacity with Midwest Generation, LLC, supported by the City of Chicago. The remaining plant capacity is marketed as merchant power. The plant has experienced very limited demand for production during its period of operation in 2002 and 2003 due to excess capacity in the region and soft electricity market prices. For additional information on Calumet Energy see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Other:   We have an interest in a cogeneration facility in the state of Maine, through an equity investment in Androscoggin Energy LLC. We own Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center.

OTHER NON-UTILITY OPERATIONS

Minergy Corp.

Minergy is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into renewable energy and value-added products. Minergy's strategic focus is to license that technology and sell equipment to domestic and foreign operators or industrial/municipal users through its patented GlassPack process as a component of larger scale waste processing solutions. Management believes this licensing strategy will allow Minergy to recognize the economic benefits of its technology with limited capital requirements. For the year ended December 31, 2003, Minergy had $22.2 million of consolidated operating revenues compared with $16.6 million of consolidated operating revenues during 2002. Minergy's primary operations and investments include:

Minergy Neenah, LLC:   In 1998, Minergy Neenah, LLC opened a facility in Neenah, Wisconsin that recycles paper sludge from area paper mills using our patented Glass Aggregate technology into renewable energy and glass aggregate. The Glass Aggregate technology is a vitrification process that converts the organic fraction of a waste material into heat and also melts the inorganic fraction into an inert glass aggregate material. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. Minergy intends to maintain ownership and operation of this facility.

GlassPack, LLC:   Minergy has designed, permitted and constructed a GlassPack demonstration facility in Winneconne, Wisconsin which utilizes our patented GlassPack technology. The GlassPack technology converts sludges, soils and sediments into renewable energy and glass aggregate. It is a smaller, less expensive, and environmentally cleaner version of the Neenah facility and is ideally suited for smaller wastewater treatment and industrial plants. Minergy has successfully processed numerous municipal wastewater and industrial sludges in the demonstration facility. In 2002, Minergy fabricated, sold and delivered GlassPack equipment to the North Shore Sanitary District which plans on constructing a plant in Zion, Illinois. The district will own the facility upon its construction and Minergy will operate the facility pursuant to an agreement with the district. Minergy is currently pursuing other domestic and foreign GlassPack installations through either equipment sales or a technology licensing process.

Minergy Detroit, LLC:   In September 1999, the City Council of Detroit, Michigan awarded a 15-year contract to Minergy Detroit, LLC to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate product. The contract is contingent upon Minergy Detroit, LLC obtaining satisfactory financing, required construction and operating permits and the necessary construction agreements. To date, Minergy has been unable to negotiate satisfactory agreements. Minergy is pursuing a contract assignment or sale to third parties, to determine if the project will be developed. If no transfer is executed, Minergy has the contractual right to sell the land it currently owns for the project back to the Economic Development Commission of the City of Detroit in 2004 at cost.

Wispark LLC

Wispark develops and invests in real estate. From September 2000 through December 31, 2003, Wispark has reduced its overall holdings from $373.1 million to $159.5 million. Wispark will maintain its remaining portfolio for investment and potential sale. During the twelve months ended December 31, 2003, Wispark had $11.6 million of consolidated operating revenues compared with $18.2 million during 2002.

Wispark has developed several business parks primarily in southeastern Wisconsin. Wispark's flagship development, the 1,600-acre LakeView Corporate Park located near Kenosha, Wisconsin is home to more than 69 companies located in more than 8.3 million square feet of buildings that have been developed on property in excess of 899 acres. Many out-of-state firms have located in this park, creating a significant number of new jobs and growth in electricity and natural gas revenues.

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

WEC Nuclear Corporation:   WEC Nuclear Corporation has a 20% ownership interest in NMC. Formed during the first quarter of 1999, NMC provides services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information about NMC, see "Utility Energy Segment" above and "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Witech Corporation:   Witech Corporation is a venture capital company operating in the state of Wisconsin. At December 31, 2003, Witech had investments in three companies. We continue to evaluate the Witech portfolio in connection with our announced strategy to focus on core investments. The investment values are insignificant to us.

WEC International, Inc.:   WEC International previously had two investments in joint ventures in the Netherlands involving waste treatment and by-product utilization activities which are currently in bankruptcy proceedings. The investments were insignificant to us.

Badger Service LLC:   Badger Service holds coal rights in Indiana. Estimates indicate that 40 million tons of coal could be recovered from this property with conventional mining techniques. However, there are no current plans to develop the property. Badger Service may sell or develop these rights in the future as conditions warrant.

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is an exempt holding company by order of the SEC under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Non-Utility Asset Cap:   In October 1999, the Wisconsin State Legislature passed amendments to the non-utility asset cap provisions of Wisconsin's public utility holding company law as part of the 1999-2001 biennial state budget, 1999 Wisconsin Act 9. As a result, we remain subject to certain restrictions that have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the amended law exempts energy-related assets and assets, like Minergy's, used for providing environmental engineering services and for processing waste materials from being counted against the asset cap provided that they are employed in qualifying businesses. In addition, the amended law also exempts the manufacture, distribution or sale of certain products of WICOR Industries used for filtration, pumping water or other fluids, processing or heating water, handling fluids or other related activities. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2003.

Under our Power the Future plan, the $2.5 billion estimated cost of constructing 2,120 megawatts of new generating facilities to be owned by We Power is expected to qualify as energy projects under the amended non-utility asset cap and therefore would be entirely exempt from the definition of "non-utility" property for this purpose. The remaining cost of our Power the Future plan represents investments in new and existing energy distribution system assets and upgrades to existing generation assets and has no impact on the amount of non-utility assets under the non-utility asset cap test.

For us to qualify for the amended non-utility asset cap rules, all of our public utility affiliates were required to irrevocably transfer their electric transmission facilities and rights of way in the state of Wisconsin to ATC. As described in further detail under "Utility Energy Segment" above and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7, Wisconsin Electric and Edison Sault transferred their electric transmission system assets to ATC effective January 1, 2001.

Utility Energy Segment

Wisconsin Electric is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and Rule 2 thereunder and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. For information on how rates are set for our regulated entities see "Rates and Regulatory Matters" in Item 7.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas, steam and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric and Edison Sault are both subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric and Edison Sault are subject to regulation of the FERC with respect to wholesale power service and accounting. Edison Sault is subject to regulation of the FERC with respect to the issuance of certain securities.

The following table compares the source of our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2003.
	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,762.8	54.0%	$1,687.5	59.2%	$1,611.8	54.4%
Gas Utility -- Retail	1,226.1	37.6%	918.1	32.2%	1,074.5	36.2%
Other Utility -- Retail	24.2	0.7%	23.2	0.8%	22.9	0.8%

Total	3,013.1	92.3%	2,628.8	92.2%	2,709.2	91.4%
Michigan
Electric Utility -- Retail	158.8	4.9%	143.7	5.0%	144.2	4.9%
FERC
Electric Utility -- Wholesale	92.0	2.8%	79.6	2.8%	111.4	3.7%

Total Utility Operating Revenues	$3,263.9	100.0%	$2,852.1	100.0%	$2,964.8	100.0%

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant are subject to regulation by the NRC. Total flow of water to Edison Sault's hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. The operations of Wisconsin Electric, Wisconsin Gas and Edison Sault are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

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

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to transfer the funds for these programs to the Department of Administration. We implemented this change in October 2000. The utilities' traditional role of providing these programs has shifted to the Department of Administration, which administers the funds for a statewide public benefits program.

This law also requires that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which we did in 2003, with the required minimum percentage increasing to 2.2% by the year 2011.

Non-Utility Energy Segment

Calumet Energy Team, LLC is an exempt wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935, as amended. Calumet's operations are subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the EPA and the Illinois Department of Environmental Protection.

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

Utility Energy Segment:   Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $15 million in 2003 compared with $77 million in 2002. Expenditures incurred during 2003 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. These expenditures at Wisconsin Electric are expected to approximate $105 million during 2004, reflecting nitrogen oxide (NOx) and other pollution control equipment needed to comply with various rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $51 million during 2003 and $46 million during 2002.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Giddings and Lewis, Inc./City of West Allis Lawsuit:    For information about this matter, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include:

Lakeside Property:   During 2001, Wisconsin Electric completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Excavation and utilization of residual coal at the site, slope stabilization and cover construction have been completed. Currently, discussion is taking place with neighbors and other interested parties to determine ultimate use of the remediated property and some other adjacent land also owned by us. Future costs for remediation of this site are estimated to be approximately $2.8 million.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation are estimated to be approximately $3.5 million and involve reconfiguration of the site and construction of a new cap, which will be accomplished as a part of site upgrades needed to facilitate construction of the new power plants.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country's electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. Phase I became effective in 1995 and Phase II became effective during the year 2000. We have met the requirements of Phase I. The Phase II requirements are having a minimal impact on our utilities because of existing cost effective compliance strategies and previous actions taken.

Ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases ending in 2007.

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Our Power the Future strategy provides a plan to meet our growing demand for electricity while using environmentally friendly equipment. Under Power the Future, we plan to build four new generating units, a total of 2,320 megawatts of capacity, at a total cost of approximately $2.8 billion (in year of occurrence dollars). When the plants are completed we expect to own approximately 1,090-megawatts of new natural gas-based generation and 1,030-megawatts of new coal-based generation. We plan to build the two coal units at the site of Wisconsin Electric's existing Oak Creek Power Plant. We anticipate that two unaffiliated entities together will own approximately 204-megawatts or 17% of these two units. The Oak Creek units will use a supercritical pulverized coal design and state-of-the-art emission controls. The other two natural gas-based units are being constructed at Wisconsin Electric's existing Port Washington Power Plant site, where older, less efficient coal-based units installed before 1950 are being retired. Implementation of our Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. As a result of the use of the latest emission reduction technologies on the new units, and the installation of equipment to reduce emissions on certain of our existing coal-based units, the plan results in a significant reduction in SO2, NOx and mercury emissions. In addition to the positive environmental attributes of the generation technologies, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about our Power the Future strategy, see "Non-Utility Energy Segment" above as well as "Corporate Developments" in Item 7.

OTHER

Research and Development:   Wisconsin Electric had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by the electric utility operations. During the last three years, our manufacturing segment incurred immaterial research and development expenditures for the development of new or improved products. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2003, we had the following number of individuals employed:

	Total	Represented
	Employees	Employees (a)

Utility Energy Segment
Wisconsin Electric	5,146	3,542
Wisconsin Gas	701	567
Edison Sault	69	47

Total	5,916	4,156
Non-Utility Energy Segment	60	-
Manufacturing Segment	2,952	98
Other	63	-

Total Employees	8,991	4,254

(a)	Individuals represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2003.

	Number of Employees	Expiration Date of Current Labor Agreement

Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	2,650	August 15, 2004
Local 317 of International Union of Operating Engineers	472	September 30, 2006
Local 12005 of United Steel Workers of America	189	November 6, 2004
Local 7-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union	67	November 3, 2004
Local 510 of International Brotherhood of Electrical Workers	164	April 30, 2004*

Total Wisconsin Electric	3,542
Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	129	August 15, 2004
Local 7-0018 of Paper, Allied- Industrial Chemical & Energy Workers International Union	203	May 31, 2007
Local 7-0018-1 of Paper, Allied- Industrial Chemical & Energy Workers International Union	225	November 30, 2006
Local 7-0018-2 of Paper, Allied- Industrial Chemical & Energy Workers International Union	10	February 28, 2005

Total Wisconsin Gas	567
Edison Sault
Local 13457 of United Steel Workers of America	47	October 21, 2004

Total Edison Sault	47

	Number of Employees	Expiration Date of Current Labor Agreement

Manufacturing Segment
AMWU Australian Manufacturing- Workers Union Metals Division	23	September 4, 2005
Federacion National de Sindicatos Independientes	28	December 31, 2006
National Automobile, Aerospace, Transportation and General Workers Union of Canada	5	September 30, 2005
Compagnia Generale Italiana Lavoratori	42	National contract (a)

Total Manufacturing Segment	98

Total Employees	4,254

*Currently under negotiation.
(a) National contracts at several locations that cover union and non-union workers rather than specific union contracts.

ITEM 2.	PROPERTIES

We own our principal properties outright, except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all of Wisconsin Electric's fixed properties and franchises are subject to a first mortgage lien.

UTILITY ENERGY SEGMENT

Effective January 1, 2001, Wisconsin Electric and Edison Sault exited the electric transmission business by contributing all of their transmission assets to ATC in exchange for equity interests in this new company. For further information, see "Electric Utility Operations" in Item 1.

Wisconsin Electric:   Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.

			Dependable Capability
		No. of	In Megawatts (a)
		Generating	July	December
Name	Fuel	Units	2003	2003

Steam Plants
Point Beach	Nuclear	2	1,026	1,036
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1,224	1,234
Port Washington (b)	Coal	3	225	225
Valley	Coal	2	267	227
Edgewater 5 (c)	Coal	1	106	106
Milwaukee County	Coal	3	10	11

Total Steam Plants		26	4,611	4,596
Hydro Plants (14 in number)		37	55	57
Germantown Combustion Turbines (d)	Gas/Oil	5	345	345
Concord Combustion Turbines (d)	Gas/Oil	4	376	376
Paris Combustion Turbines (d)	Gas/Oil	4	400	394
Other Combustion Turbines & Diesel (b) (d)	Gas/Oil	4	38	42

Total System		80	5,825	5,810

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	We retired Units 4 and 6 effective January 1, 2003, which resulted in a decrease of 97 megawatts. We intend to retire the remaining coal units in the fall of 2004.

(c)	Wisconsin Electric has a 25% interest in Edgewater 5 Generating Unit, which is operated by Alliant Energy, an unaffiliated utility.

(d)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

As of December 31, 2003, Wisconsin Electric operated approximately 21,900 pole-miles of overhead distribution lines and 19,800 miles of underground distribution cable as well as approximately 345 distribution substations and 260,200 line transformers.

As of December 31, 2003, Wisconsin Electric's gas distribution system included approximately 8,800 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission

Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 2,400 dekatherms per day of supply to the system.

As of December 31, 2003, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 9 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

Wisconsin Gas:   Wisconsin Gas owns a distribution system which, on December 31, 2003, included approximately 10,300 miles of distribution and transmission mains. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for these installations from the apparent owners or those in possession, generally without an examination of title.

Edison Sault:   Edison Sault's primary source of electric energy is its 30 megawatt hydroelectric generating plant on the St. Marys River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8 megawatt diesel-based peaking power plant.

Edison Sault maintains approximately 847 miles of primary distribution lines and renders service to its customers through approximately 9,636 line transformers.

NON-UTILITY ENERGY SEGMENT

Wisvest Corporation:   Wisvest owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin. Calumet Energy Team LLC owns a 308-megawatt peaking power plant in Chicago, Illinois. Wisvest-Connecticut, LLC owned two fossil-fueled power plants in the state of Connecticut: the Bridgeport Harbor Station and the New Haven Harbor Station. The Wisvest-Connecticut units were sold in December 2002.

We Power:   We Power commenced construction of the first unit of the Port Washington Generating Station in July 2003. At December 31, 2003 Port Washington plant construction work in progress totaled $176.1 million. We Power also reported as construction work in progress $34.7 million of capitalized design, regulatory approval and permitting costs related to the coal units proposed on the site of our Oak Creek Power Plant.

MANUFACTURING SEGMENT

Our manufacturing segment, which will be sold to Pentair, Inc. upon the closing of the sale agreement announced in February 2004, has manufacturing or assembly facilities located in California (4), Minnesota, Nebraska, New Hampshire, Oregon, Wisconsin, Australia, Canada, China, England, Germany, India, Italy (3), Mexico (2) and New Zealand. These plants contain more than 1,772,000 square feet of floor space. In addition, through our manufacturing business, we own or lease sales/distribution facilities in the United States (11), in Australia (5), in Mexico (3), (2) each in Canada, Italy, New Zealand, and England and (1) each in China, France, Germany, India, and Russia. These facilities contain more than 548,000 square feet of floor space. Some of the distribution locations are attached to the manufacturing locations.

OTHER

Wispark LLC:    As of December 31, 2003, Wispark properties included the following commercial and industrial parks in the state of Wisconsin: LakeView Corporate Park located near Kenosha; Business Park of Kenosha and

PrairieWood Corporate Park in Kenosha County; GrandView Business Park in Racine County; and Mitchell International Business Park in Milwaukee County. Wispark owns Gaslight Pointe, a residential and commercial complex located in Racine, the Radisson Hotel and Conference Center near Kenosha, as well as other properties located in Wisconsin Electric's service territories that are held for future development. Wispark also owns property in Northwest Business Park in Elgin, Illinois.

Minergy Corp.:   Minergy owns a Glass Aggregate facility located in Neenah, Wisconsin and a GlassPack facility in Winneconne, Wisconsin.

Other:   Badger Service LLC holds rights to coal in an area of 8,594 acres in Knox County, Indiana.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. Management believes that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

See "Environmental Compliance" in Item 1, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 for matters related to the settlement of a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

OTHER MATTERS

Lorenzo Peterson vs. Sta-Rite:   As previously reported, on September 4, 2001, a lawsuit was commenced against Sta-Rite Industries in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida. Lorenzo Peterson, a minor, was seeking damages for the personal injuries he sustained when he was trapped under water after placing his hand in the main drain on the bottom of a pool. Trial commenced on July 21, 2003 and on August 1, 2003 the jury returned a verdict against Sta-Rite in the amount of $104.4 million in compensatory damages. Counsel for the plaintiff filed a motion requesting further proceedings before the court to determine whether punitive damages should also be assessed against Sta-Rite. The Court denied this motion on September 23, 2003 finding that the case on its merits did not warrant punitive damages. On October 14, 2003 the court denied Sta-Rite's post-verdict motions challenging the jury's verdict. Sta-Rite has appealed the jury verdict. In any event, we believe we have adequate insurance to cover the compensatory damages.

Used Nuclear Fuel Storage and Removal:   See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. One such action is currently pending. The claims made against Wisconsin Electric in this case are not expected to have a material adverse effect on our financial statements.

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

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric's distribution system caused damages to his livestock. Wisconsin Electric intends to appeal this decision.

Electromagnetic Fields:   Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric and Edison Sault believe that their facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric or Edison Sault with respect to damage caused by electromagnetic fields.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2003 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo, Chairman of the Board and Chief Executive Officer of Wisconsin Energy and Chairman of the Board of Wisconsin Electric and Wisconsin Gas, has indicated his intention to retire from all officer and director positions with Wisconsin Energy and its subsidiaries, and to retire as an employee, effective as of April 30, 2004. Gale E. Klappa, currently President of Wisconsin Energy and President and Chief Executive Officer of Wisconsin Electric and Wisconsin Gas, has been appointed to the officer positions held by Mr. Abdoo. Accordingly, effective as of May 1, 2004, Mr. Klappa will hold the titles of Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

In addition, James C. Donnelly has indicated his intention to retire from all officer and director positions with Wisconsin Energy and its subsidiaries, and to retire as an employee of WICOR Industries, effective as of May 1, 2004.

Richard A. Abdoo.  Age 59.

  Wisconsin Energy Corporation -- Chairman of the Board and Chief Executive Officer since 1991. President from 1991 to April 2003. Director since 1988.
  Wisconsin Electric Power Company -- Chairman of the Board since 1990. Chief Executive Officer from 1990 to July 2003. Director since 1989.
  Wisconsin Gas Company -- Chairman of the Board and Director since 2000.

Charles R. Cole.  Age 57.

  Wisconsin Electric Power Company -- Senior Vice President since 2001. Vice President of Distribution Operations from August 1999 to December 2000.
  Kansas City Power & Light -- Vice President of Customer Services from 1995 to 1999. Kansas City Power & Light is a regulated provider of electricity owned by Great Plains Energy.

Stephen P. Dickson.  Age 43.

  Wisconsin Energy Corporation -- Controller since 2000.
  Wisconsin Electric Power Company -- Controller since 2000.
  Wisconsin Gas Company -- Controller since 1998.

James C. Donnelly.  Age 58.

  WICOR Industries, LLC -- President and Chief Executive Officer since 2000.
  WICOR, Inc. -- Vice President since 1992.
  Sta-Rite Industries, LLC -- President and Chief Executive Officer since 1994.

Gale E. Klappa.  Age 53.

  Wisconsin Energy Corporation -- President since April 2003. Director since December 2003.
  Wisconsin Electric Power Company -- President and Chief Executive Officer since August 2003. Director since December 2003.
  Wisconsin Gas Company -- President and Chief Executive Officer since August 2003. Director since December 2003.
  Southern Company -- Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.
  Southern Energy, Inc. (now Mirant Corporation) -- President of the North American Group and Senior Vice President from December 1998 to October 1999. Mirant is a multi-national energy company that produces and sells electricity.

Frederick D. Kuester.  Age 53.

  Wisconsin Electric Power Company -- Chief Operating Officer since October 2003.
  Mirant Corporation -- Senior Vice President of International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett.  Age 37.

  Wisconsin Energy Corporation -- Chief Financial Officer since July 2003.
  Wisconsin Electric Power Company -- Chief Financial Officer since July 2003.
  Wisconsin Gas Company -- Chief Financial Officer since July 2003.
  Georgia Power Company -- Executive Vice President, Treasurer, and Chief Financial Officer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company which is a public utility holding company serving the southeastern United States.

  Southern Company Services -- Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning and Analysis from 1997 to 2000. Southern Company Services is also an affiliate of Southern Company.

Larry Salustro.  Age 56.

  Wisconsin Energy Corporation -- Senior Vice President and General Counsel since 2000.
  Wisconsin Electric Power Company -- Senior Vice President and General Counsel since 2000. Vice President --Legal, Regulatory and Governmental Affairs from 1997 to 2000.
  Wisconsin Gas Company-- Senior Vice President and General Counsel since 2000.

Certain executive officers also hold offices in our non-utility subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2003, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had 61,400 registered stockholders.

COMMON STOCK LISTING AND TRADING

Our common stock is listed on the New York Stock Exchange. The ticker symbol is "WEC". Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WI Engy.

DIVIDENDS AND COMMON STOCK PRICES

Common Stock Dividends of Wisconsin Energy:   Cash dividends on our common stock, as declared by the board of directors, are normally paid on or about the first day of March, June, September and December. We review our dividend policy on a regular basis. Subject to any regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition and other requirements.

On February 4, 2004, our Board of Directors announced that it increased our common stock quarterly dividend rate by 5%, to $0.21 per share. With the increase, the new annual dividend rate will be $0.84 per share. In addition, the Board announced that it has established a goal of increasing the annual dividend at a rate of approximately half of the expected rate of growth in earnings, subject to the factors referred to above.

Range of Wisconsin Energy Common Stock Prices and Dividends:
	2003			2002

Quarter	High	Low	Dividend	High	Low	Dividend

First	$26.60	$22.56	$0.20	$25.49	$22.07	$0.20
Second	$29.75	$25.00	0.20	$26.48	$24.60	0.20
Third	$30.75	$26.54	0.20	$26.16	$20.17	0.20
Fourth	$33.68	$30.63	0.20	$25.30	$21.20	0.20

Year	$33.68	$22.56	$0.80	$26.48	$20.17	$0.80

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2003 (a)	2002 (b)	2001	2000 (c)	1999
Year Ended December 31
Net income (Millions)	$244.3	$167.0	$219.0	$154.2	$209.0
Earnings per share of common stock
Basic	$2.09	$1.45	$1.87	$1.28	$1.79
Diluted	$2.06	$1.44	$1.86	$1.27	$1.79
Dividends per share of common stock	$0.80	$0.80	$0.80	$1.37	$1.56

Operating revenues (Millions)
Utility energy	$3,263.9	$2,852.1	$2,964.8	$2,556.7	$2,050.2
Non-utility energy	14.4	167.2	337.3	372.8	193.2
Manufacturing	746.1	685.2	585.1	382.2	-
Other	29.9	31.7	41.3	51.0	29.2

Total operating revenues	$4,054.3	$3,736.2	$3,928.5	$3,362.7	$2,272.6

Manufacturing operating revenues (Millions)
Domestic	$533.2	$507.6	$444.9	$294.1	-
International	212.9	177.6	140.2	88.1	-

Total manufacturing operating revenues	$746.1	$685.2	$585.1	$382.2	-

At December 31 (Millions)
Total assets	$10,025.7	$9,477.6	$9,454.2	$9,564.7	$7,204.5
Total Debt (includes long-term debt, current maturities of
long-term debt, short-term debt, and trust preferred securities)	$4,351.4	$4,223.9	$4,472.0	$4,374.2	$2,911.2

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	31,183.4	30,862.6	31,062.6	32,042.4	31,257.1
Customers (End of year)	1,090,513	1,078,710	1,066,275	1,048,711	1,027,785
Gas
Therms delivered (Millions)	2,171.2	2,121.3	1,997.2	1,621.5	944.1
Customers (End of year)	998,201	982,066	966,817	952,177	398,508

Non-Utility Energy Statistics
Independent Power Production
Electric megawatt-hour sales (Thousands)	12.2	2,998.3	4,428.2	3,213.2	2,417.2

Energy Marketing, Trading & Services
Electric megawatt-hour sales (Thousands)	-	-	457.6	2,091.2	1,598.1
Gas therm sales (Millions)	-	-	100.3	187.6	-

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars, Except Per Share Amounts) (d)

	March		June

Three Months Ended	2003	2002 (b)	2003	2002

Total operating revenues	$1,229.2	$986.0	$914.3	$870.9
Operating income	$188.1	$34.3	$116.3	$112.3
Net income	$92.0	($4.2)	$49.3	$45.4
Earnings per share of common stock
Basic	$0.79	($0.04)	$0.42	$0.39
Diluted	$0.79	($0.04)	$0.42	$0.39

	September		December

Three Months Ended	2003 (a)	2002	2003 (a)	2002

Total operating revenues	$878.5	$869.8	$1,032.3	$1,009.5
Operating income	$95.0	$137.0	$151.4	$174.4
Net income	$30.9	$52.1	$72.1	$73.7
Earnings per share of common stock
Basic	$0.26	$0.45	$0.61	$0.64
Diluted	$0.26	$0.45	$0.60	$0.63

(a)		In 2003, Wisconsin Energy recorded non-cash charges of $45.6 million related primarily to non-utility investments which were held for sale (see Note D of the Notes to Consolidated Financial Statements for more detail).

(b)		In the first quarter of 2002, Wisconsin Energy recorded a non-cash charge of $141.5 million related primarily to non-utility investments which were held for sale (see Note D of the Notes to Consolidated Financial Statements for more detail).

(c)		Includes WICOR, Inc. and its subsidiaries subsequent to their acquisition on April 26, 2000.

(d)		Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED UTILITY OPERATING DATA

Year Ended December 31	2003	2002	2001	2000 (a)	1999

Electric Utility
Operating Revenues (Millions)
Residential	$715.5	$703.0	$654.5	$606.7	$584.3
Small Commercial/Industrial	642.0	606.3	592.9	550.0	524.9
Large Commercial/Industrial	519.3	483.1	479.7	472.8	459.4
Other - Retail/Municipal	84.9	77.7	70.6	64.7	56.7
Resale - Utilities	24.0	18.1	56.8	79.1	74.7
Other Operating Revenues	27.9	22.6	12.9	24.5	22.1

Total Operating Revenues	$2,013.6	$1,910.8	$1,867.4	$1,797.8	$1,722.1

Megawatt-hour Sales (Thousands)
Residential	8,099.3	8,310.9	7,773.4	7,633.2	7,503.1
Small Commercial/Industrial	8,740.6	8,719.5	8,595.4	8,524.7	8,257.7
Large Commercial/Industrial	11,401.8	11,129.6	11,177.6	11,824.0	11,542.8
Other - Retail/Municipal	2,225.9	2,051.9	1,828.6	1,755.8	1,531.4
Resale - Utilities	715.8	650.7	1,687.6	2,304.7	2,422.1

Total Sales	31,183.4	30,862.6	31,062.6	32,042.4	31,257.1

Number of Customers (Average)
Residential	973,575	963,988	950,271	934,494	915,713
Small Commercial/Industrial	106,469	105,551	103,908	101,665	99,209
Large Commercial/Industrial	707	709	710	716	720
Other	2,392	2,389	2,363	2,327	1,978

Total Customers	1,083,143	1,072,637	1,057,252	1,039,202	1,017,620

Gas Utility
Operating Revenues (Millions)
Residential	$769.3	$591.0	$645.9	$450.2	$193.8
Commercial/Industrial	386.0	279.7	313.4	225.2	95.1
Interruptible	16.9	12.6	17.0	13.7	5.3

Total Retail Gas Sales	1,172.2	883.3	976.3	689.1	294.2
Transported Gas	36.6	39.4	37.9	32.8	16.4
Other Operating Revenues	17.3	(4.6)	60.3	14.4	(3.8)

Total Operating Revenues	$1,226.1	$918.1	$1,074.5	$736.3	$306.8

Therms Delivered (Millions)
Residential	853.7	817.1	756.3	569.0	329.0
Commercial/Industrial	492.5	463.1	427.7	336.5	195.3
Interruptible	27.5	29.4	25.8	24.9	16.3

Total Retail Gas Sales	1,373.7	1,309.6	1,209.8	930.4	540.6
Transported Gas	797.5	811.7	787.4	691.1	403.5

Total Therms Delivered	2,171.2	2,121.3	1,997.2	1,621.5	944.1

Number of Customers (Average)
Residential	901,322	888,626	875,339	697,570	360,084
Commercial/Industrial	83,915	82,973	79,503	62,626	32,594
Interruptible	67	79	82	72	89
Transported Gas	1,440	1,508	4,468	3,253	334

Total Customers	986,744	973,186	959,392	763,521	393,101

Degree Days (b)

Heating (6,721 Normal)	7,063	6,551	6,338	6,716	6,318
Cooling (728 Normal)	606	897	711	566	753

(a)	Includes Wisconsin Gas subsequent to the acquisition of WICOR, Inc. on April 26, 2000. Average gas customers are weighted for the eight months when Wisconsin Gas was a part of Wisconsin Energy.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company with subsidiaries primarily in a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context, when used in this document the terms Wisconsin Energy, the Company, Our, Us or We refer to the holding company and all of our subsidiaries.

Our utility energy segment, consisting of Wisconsin Electric Power Company (Wisconsin Electric) and Wisconsin Gas Company (Wisconsin Gas), both doing business under the trade name of "We Energies", and Edison Sault Electric Company (Edison Sault), is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. Our non-utility energy segment primarily consists of W.E. Power, LLC (We Power) and Wisvest Corporation (Wisvest). We Power is principally engaged in the engineering, construction and development of electric power generating facilities for long term lease to Wisconsin Electric and other utilities. Our manufacturing segment, which we have agreed to sell, consists of companies which manufacture pumps as well as fluid processing and water filtration equipment.

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC), including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

We seek to increase shareholder value by leveraging on the core competencies within our business segments. Our key corporate strategy is Power the Future which was announced in September 2000. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel-diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within our distribution systems to meet increasing customer demands, and we are committed to improved environmental performance. Our Power the Future strategy, which is discussed further below, is expected to have a significant impact on our utility and non-utility energy segments.

Utility Energy Segment:   We are realizing operating efficiencies in this segment through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. In connection with our Power the Future strategy, we plan to improve the existing energy distribution systems and upgrade existing electric generating assets.

Manufacturing Segment:   In February 2004, we announced that we had reached an agreement to sell this segment to Pentair, Inc., for $850 million and the assumption of approximately $25 million of debt. We expect to realize a gain on the sale of approximately $0.15 - $0.20 per share, after taxes, debt redemption costs and transaction costs. We expect the sale to close during the second or third quarter of 2004 subject to regulatory approvals. For further information about the sale see "Capital Resources".

Non-Utility Energy Segment:   We will primarily focus this segment on improving the supply of electric generation in Wisconsin. We Power has been formed to design, construct, own, finance and lease new generation assets and make improvements in Wisconsin Electric's existing generation assets under the Power the Future strategy. The majority of Wisvest's assets have been divested in order to direct the capital and management attention to Power the Future.

Power the Future Strategy:   In February 2001, we filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a proposed 10-year strategy to improve the supply and reliability of electricity in Wisconsin. Our Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Power the Future will add new coal-based and natural gas-based generating capacity to the state's power portfolio and will allow Wisconsin Electric to maintain approximately the same fuel mix as exists today. As part of our Power the Future strategy, we plan to: (1) invest approximately $2.5 billion in 2,120 megawatts of new natural gas-based and coal-based generating capacity at existing sites; (2) upgrade Wisconsin Electric's existing electric generating facilities and (3) invest in upgrades of our existing energy distribution system.

As of December 31, 2003, we have:

Received a Certificate of Public Convenience and Necessity (CPCN) from the PSCW to build two 545-megawatt natural gas-based intermediate load units in Port Washington, Wisconsin, with the first unit expected to be in service in July 2005 and the second unit in 2008 subject to resolution of legal challenges;

Began construction on the first 545-megawatt generating unit in Port Washington (approximately 14% complete as of January 31, 2004), which is currently on schedule and within budget; and

Received a CPCN from the PSCW to build two 615-megawatt coal-based base load units at Elm Road in Oak Creek, Wisconsin, with the first unit expected to be in service in 2009 and the second unit in 2010 subject to resolution of legal challenges and receipt of environmental permits.

In November 2001, we created We Power to design, construct, own, finance and lease the new generating capacity. Under our Power the Future strategy Wisconsin Electric will lease each new facility from We Power as well as operate and maintain the new plants under 25 to 30-year lease agreements approved by the PSCW. At the end of the leases, Wisconsin Electric will have the right to acquire the plants outright at market value or renew the lease. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations have the opportunity to own a portion of the coal units, including expanding or extending wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal. Wisconsin Electric expects that all lease payments and operating costs of the plants will be recoverable in rates.

In February 2001, we made preliminary filings for our Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for us to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

Several phases of our Power the Future strategy remain subject to a number of regulatory approvals and legal challenges by third parties. Additional information regarding the regulatory process, specific regulatory approvals and associated legal challenges may be found below under "Rates and Regulatory Matters".

We anticipate obtaining the capital necessary to finance and execute Power the Future from a combination of internal and external sources. For further information concerning the Power the Future strategy, see "Liquidity and Capital Resources" as well as "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Non-Core Assets

The Power the Future strategy led to a decision to divest non-core businesses. These non-core businesses primarily included non-utility generation assets located outside of the Midwest and a substantial amount of Wispark's real estate portfolio. Since 2000, we have received total proceeds of approximately $1.1 billion from the divestiture of non-core assets as follows:

Proceeds from:	(Millions of Dollars)

Non-Utility Energy	$579.3
Transmission	119.8
Real Estate	349.0
Other	20.6

Total Assets Divested	$1,068.7

In February 2004, we announced that we had reached an agreement to sell our manufacturing segment. The sale, which is expected to close in the second or third quarter of 2004, is expected to result in net proceeds of approximately $740 million after taxes and transaction costs. For further information about the sale, see "Capital Resources" below.

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment for 2003, 2002 and 2001.

	2003	2002	2001

	(Millions of Dollars)

Utility Energy	$544.1	$562.1	$534.9
Manufacturing	66.9	56.2	41.1
Non-Utility Energy	(61.5)	(132.0)	36.2
Corporate and Other	1.3	(28.3)	(7.3)

Operating Income	550.8	458.0	604.9
Other Income, net	43.5	43.9	0.6
Financing Costs	214.9	229.2	246.6

Income Before Income Taxes	379.4	272.7	358.9
Income Taxes	135.1	105.7	150.4
Cumulative Effect of Change in Accounting Principle, Net of Tax	-	-	10.5

Net Income	$244.3	$167.0	$219.0

2003 vs 2002:   We had net income of $244.3 million during 2003 compared with net income of $167.0 million during 2002. Utility energy operating income decreased when compared with the prior year primarily due to cooler weather during the summer of 2003 as compared to 2002, higher fuel and purchased power costs, and increases in benefit costs, nuclear costs and costs associated with our Power the Future growth strategy. These items were partially offset by higher gas margins, growth in our base electric business and insurance recoveries in 2003 compared to associated settlement costs in 2002, both primarily related to the Giddings & Lewis/City of West Allis litigation. Our manufacturing segment contributed operating income of $66.9 million during 2003 compared with $56.2 million during 2002 reflecting strong water systems retail sales, costs in 2002 for plant closings and restructuring and cost reduction efforts. The decrease in the operating loss for our non-utility energy segment primarily relates to less asset valuation charges recorded in 2003 as compared to 2002. Corporate and other affiliates operating income increased $29.6 million in 2003 compared to 2002 primarily due to a non-cash asset valuation charge recorded in 2002, a gain from the liquidation of an investment in 2003, and improved operating results in 2003. In addition, net income increased in 2003 due to lower financing costs compared with 2002.

2002 vs 2001:   Our net income was $167.0 million during 2002 compared with net income of $219.0 million during 2001. Operating income for our utility energy segment increased by $27.2 million in 2002 compared to 2001. The increase was primarily attributable to improved electric and gas margins and the adoption of SFAS 142 in 2002, which eliminated the amortization of goodwill, offset in part by litigation settlements and additional expenses related to nuclear operations. Manufacturing operating income was up $15.1 million primarily due to acquisitions, cost savings achieved through consolidation of operations, the continuation of cost improvement programs, and the adoption of SFAS 142, offset by one-time costs associated with consolidation of facilities in the first quarter of 2002. The decrease in operating income for our non-utility energy segment is due to a non-cash asset valuation charge recorded in 2002 and a decline in wholesale market prices partially offset by SFAS 133 gains. Corporate and other affiliates operating income decreased $21.0 million in 2002 compared to 2001 primarily due to an asset valuation charge offset in part by gains on asset sales and elimination of goodwill amortization. In addition, the decline in net income was offset in part due to higher other income, a reduction in financing costs and a lower effective income tax rate in 2002 compared with 2001.

An analysis of contributions to operating income by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

2003 vs 2002:   Utility energy segment operating income during 2003 decreased by $18.0 million to $544.1 million compared to 2002 operating income. The decline in utility operating income is primarily due to cooler summer weather, higher fuel and purchased power costs, increases in pension, medical and other benefit costs, higher nuclear costs and costs associated with our Power the Future growth strategy. This decline was somewhat mitigated by a March 2003 rate increase associated with fuel and purchased power expenses, higher gas margins, growth in our base electric business and litigation settlements in 2002 compared with the receipt of insurance recoveries in 2003 primarily related to the Giddings & Lewis/City of West Allis litigation.

2002 vs 2001:   Operating income for our utility energy segment increased by $27.2 million or 5.1% in 2002 compared to 2001. The increase is primarily attributable to improved electric and gas margins and adoption of SFAS 142 which eliminated amortization of goodwill. Offsetting these items were 2002 litigation settlements related to the Giddings & Lewis/City of West Allis litigation and additional expenses related to nuclear operations.

The following table summarizes our utility energy segment's operating income during 2003 and 2002 with similar information for 2001.

Utility Energy Segment	2003	2002	2001

	(Millions of Dollars)
Operating Revenues
Electric	$2,013.6	$1,910.8	1,867.4
Gas	1,226.1	918.1	1,074.5
Other	24.2	23.2	22.9

Total Operating Revenues	3,263.9	2,852.1	2,964.8
Fuel and Purchased Power	569.5	496.7	517.3
Cost of Gas Sold	863.3	574.9	751.6

Gross Margin	1,831.1	1,780.5	1,695.9
Other Operating Expenses
Other Operation and Maintenance	891.0	830.2	765.5
Depreciation, Decommissioning
and Amortization	316.2	308.3	320.1
Property and Revenue Taxes	79.8	79.9	75.4

Operating Income	$544.1	$562.1	$534.9

Electric Utility Revenues, Gross Margins and Sales

The following table compares our electric utility operating revenues and its gross margin during 2003 with similar information for 2002 and 2001.

	Electric Revenues and Gross Margin			Megawatt-Hour Sales

Electric Utility Operations	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$715.5	$703.0	$654.5	8,099.3	8,310.9	7,773.4
Small Commercial/Industrial	642.0	606.3	592.9	8,740.6	8,719.5	8,595.4
Large Commercial/Industrial	519.3	483.1	479.7	11,401.8	11,129.6	11,177.6
Other-Retail/Municipal	84.9	77.7	70.6	2,225.9	2,051.9	1,828.6
Resale-Utilities	24.0	18.1	56.8	715.8	650.7	1,687.6
Other Operating Revenues	27.9	22.6	12.9	-	-	-

Total Operating Revenues	2,013.6	1,910.8	1,867.4	31,183.4	30,862.6	31,062.6

Fuel and Purchased Power
Fuel	298.5	278.9	308.8
Purchased Power	264.3	211.1	202.3

Total Fuel and Purchased Power	562.8	490.0	511.1

Gross Margin	$1,450.8	$1,420.8	$1,356.3

Weather -- Degree Days (a)
Heating (6,721 Normal)				7,063	6,551	6,338
Cooling (728 Normal)				606	897	711

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2003 vs 2002:   During 2003, total electric utility operating revenues increased by $102.8 million or 5.4% when compared with 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. The total rate impact was approximately $83.3 million in 2003. In March 2003, Wisconsin Electric received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, we received the final rate order, which authorized an additional $6.1 million of annual revenues (see "Factors Affecting Results, Liquidity and Capital Resources" below). In spite of the interim fuel order, we under recovered fuel costs by approximately $7.6 million during 2003, which is approximately $5.3 million worse than our under recovery during 2002. Much of our under recovery of fuel costs during 2003 can be attributed to the need to purchase replacement power due to a flood at Presque Isle Power Plant in May and June of 2003 and to high natural gas prices. The impact of unfavorable summer weather in 2003 reduced electric operating revenues by approximately $19.0 million between the comparative periods.

Total electric megawatt-hour sales increased by 1.0% during 2003. Residential sales fell 2.5% due to the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 238.4 thousand megawatt-hours or 12.1% between the comparative periods despite temporary curtailments of electric sales in the second and fourth quarters of 2003 resulting from a flood-related outage at our Presque Isle Power Plant and a transmission outage. During the first and third quarters of 2002, the mines had extended outages. Excluding these two mines, our total electric energy sales increased by 0.3% and sales volumes to the remaining large commercial/industrial customers improved by 0.4% between the comparative periods. Sales to municipal utilities, the other retail/municipal customer class, increased 8.5% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Total fuel and purchased power expenses increased due in large part to increases in fuel prices, especially for natural gas, the primary fuel source for our purchased power, resulting in a 14% increase in the cost per megawatt hour of purchased power. Average commodity gas market prices were $5.39 for 2003 compared to $3.22 for 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to higher purchased capacity costs and a higher need for purchased energy in 2003 compared with the same period in 2002. Approximately $9 million of this increase was caused by the flood that temporarily shut down our Presque Isle Power Plant during the second quarter of 2003.

Electric gross margin increased 2.1% to $1,450.8 million between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with American Transmission Company LLC (ATC), which increased year-to-date 2003 gross margin by approximately $39.4 million. Non-fuel operation and maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. Excluding the surcharge, electric gross margin fell by $9.4 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year.

2002 vs 2001:   During 2002, our total electric utility operating revenues increased by $43.4 million or 2.3% compared with 2001 due to favorable weather, the full year impact of price increases related to fuel and purchased power and a surcharge related to transmission costs. As measured by cooling degree days, 2002 was 26.2% warmer than 2001 and 27.6% warmer than normal. In February and May 2001, Wisconsin Electric received increases in rates to cover increased fuel and purchased power costs. On a year to year basis, the fuel surcharge resulted in $10.0 million of additional revenue. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Even with the increased fuel revenues, we estimate that we under-recovered fuel and purchased power costs by $2.3 million and $0.1 million for 2002 and 2001, respectively.

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

Our electric gross margin was $1,420.8 million or 4.8% higher than 2001. The increase is primarily related to the favorable impact of weather and higher fuel cost recovery compared to the prior year. In addition, we implemented a PSCW-approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2002 gross margin by approximately $8.7 million. Non-fuel operation and maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge.

Gas Utility Revenues and Gross Margins

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility operating revenues and gross margins (total gas utility operating revenues less cost of gas sold) during 2003 and 2002 with similar information for 2001.

Gas Utility Operations	2003	2002	2001

	(Millions of Dollars)

Gas Operating Revenues	$1,226.1	$918.1	$1,074.5
Cost of Gas Sold	863.3	574.9	751.6

Gross Margin	$362.8	$343.2	$322.9

2003 vs 2002:   During 2003 gas operating revenues increased by $308.0 million or 33.5%. This increase in revenues is due primarily to a $288.4 million increase in the delivered cost of natural gas, recognition of $7.4 million of increased gas cost incentive revenues under our gas cost recovery mechanisms and increased deliveries resulting from colder weather during 2003 compared with 2002. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

2002 vs 2001:   During 2002, total gas utility operating revenues decreased by $156.4 million or 14.6% compared to 2001, due to lower gas costs offset in part by increased deliveries resulting from colder winter weather. This decline primarily reflects a decrease in natural gas costs in 2002, which are passed on to customers under gas cost recovery mechanisms.

Gas Utility Gross Margins and Therm Deliveries

The following table compares gas utility gross margin and therm deliveries during 2003, 2002 and 2001.

	Gross Margin			Therm Deliveries

Gas Utility Operations	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$233.0	$224.6	$209.0	853.7	817.1	756.3
Commercial/Industrial	71.0	67.4	62.3	492.5	463.1	427.7
Interruptible	2.0	2.1	2.0	27.5	29.4	25.8

Total Gas Sold	306.0	294.1	273.3	1,373.7	1,309.6	1,209.8
Transported Gas	41.8	41.9	41.4	797.5	811.7	787.4
Other Operating	15.0	7.2	8.2	-	-	-

Total	$362.8	$343.2	$322.9	2,171.2	2,121.3	1,997.2

Weather -- Degree Days (a)
Heating (6,721 Normal)				7,063	6,551	6,338

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2003 vs 2002:   Gas gross margin totaled $362.8 million in 2003, or a $19.6 million improvement from 2002. This was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal. A $7.4 million increase in gas cost incentive revenues during 2003 under our gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods. Total therm deliveries of natural gas increased by 2.4% during 2003 but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 6.3%, respectively, reflecting colder weather.

2002 vs 2001:   Gas gross margin for 2002 totaled $343.2 million, or an increase of $20.3 million from 2001. This increase was primarily due to a return to colder winter weather in 2002, which increased the heating degree days compared to 2001. In addition, we had a rate increase which became effective December 20, 2001, which contributed $3.2 million in 2002. The average number of customers also increased in 2002, which favorably impacted the fixed component of operating revenues that is not affected by volume fluctuations.

Other Operation and Maintenance Expenses

2003 vs 2002:   Other operation and maintenance expenses increased by $60.8 million or 7.3% during 2003 when compared with 2002. The increase was primarily attributable to approximately $39.4 million of higher electric transmission expenses. A surcharge for transmission costs that was approved by the PSCW in October 2002 offset the impact of higher transmission expenses. Pension, medical and other benefit costs increased by approximately $30 million during 2003. Overall, nuclear costs were $8.7 million higher during 2003 compared with 2002 due to an extended outage and costs associated with the U.S. Nuclear Regulatory Commission (NRC) supplemental inspections at Point Beach. Insurance recoveries of approximately $11.1 million in 2003 compared to associated settlement costs of $17.3 million in 2002, both primarily related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses. We spent approximately $7.2 million more in 2003 than 2002 on the implementation of our Power the Future strategy.

2002 vs 2001:   Other operation and maintenance expenses increased by $64.7 million or 8.5% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from $17.3 million for the settlements of litigation with the City of West Allis in the second quarter of 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now part of Giddings & Lewis) in the third quarter of 2002. Increased other operation and maintenance expenses during 2002 were also attributable to

$9.8 million of higher electric transmission expenses associated with ATC, which were offset by increased revenues recorded due to the surcharge that became effective in October of 2002, $9.2 million of increased scheduled maintenance at several steam generation plants, and $15.4 million associated with the second scheduled outage and incremental costs associated with reactor vessel head inspections at Point Beach Nuclear Plant in 2002. In 2002, both Point Beach nuclear units had scheduled outages. In 2001, only one nuclear unit had a scheduled outage. We also experienced an increase of $17.4 million for employee benefit and pension costs and $4.8 million in property insurance costs, which were partially offset by cost reduction efforts during 2002.

Depreciation, Decommissioning and Amortization Expenses

2003 vs 2002:   Depreciation, Decommissioning and Amortization expenses increased by $7.9 million or 2.6% during 2003 primarily due to a higher base of depreciable assets between the comparative periods.

2002 vs 2001:   Depreciation, decommissioning and amortization expenses decreased by $11.8 million during 2002 compared with 2001. This decrease was primarily due to the impact of the retirement of several shorter-lived intangible assets and the adoption on January 1, 2002 of Statement of Financial Accounting Standard (SFAS) 142 which eliminated the amortization of goodwill.

MANUFACTURING SEGMENT CONTRIBUTION TO OPERATING INCOME

During 2003, our manufacturing segment contributed $66.9 million to operating income, which was $10.7 million higher than the prior year amount. Our manufacturing segment contributed $56.2 million to operating income during 2002 compared to $41.1 million during 2001. The following table summarizes our manufacturing segment's operating income during 2003, 2002 and 2001.

Manufacturing Segment	2003	2002	2001

	(Millions of Dollars)
Operating Revenues
Domestic	$533.2	$507.6	$444.9
International	212.9	177.6	140.2

Total Operating Revenues	746.1	685.2	585.1
Cost of Goods Sold	557.6	513.2	428.0

Gross Margin	188.5	172.0	157.1
Other Operating Expenses	121.6	115.8	116.0

Operating Income	$66.9	$56.2	$41.1

2003 vs 2002:   Manufacturing operating revenues for 2003 were $746.1 million, an increase of $60.9 million or 8.9% compared to the same period in 2002. Acquisitions completed in 2002 contributed $10.8 million of sales during 2003. We achieved a 7.3% base business growth level between the comparative periods. During 2003, international sales were 19.9% above the same period in 2002, with approximately half due to international base business growth, mainly in Italy and Mexico, and half relating to currency translation effects. Overall for 2003, sales in all markets of our manufacturing business were up with the exception of the beverage/food, filtration and foam pro markets. The largest growth was seen in the water systems market, which increased 17.0%, due to Hurricane Isabel and wet conditions in the northeastern and midwest sections of the United States coupled with the impact of a 2002 second quarter acquisition, market share growth and the impact from currency translation. The pool/spa, agriculture and industrial markets also experienced growth over the prior year sales levels. Our manufacturing gross profit margin increased to $188.5 million for 2003 from $172.0 million in 2002, flat year over year as a percentage of sales. For 2003, operating expenses as a percentage of sales decreased to 16.3% from 16.9% for 2002. During 2002, our manufacturing segment recorded charges related to relocation and closing/severance payments, which did not recur in 2003. Excluding these charges, operating expenses as a percentage of sales were flat year over year.

2002 vs 2001:   Manufacturing operating revenues increased by $100.1 million or 17.1% between 2002 and 2001. Acquisitions contributed incremental sales of $56.8 million in 2002. Excluding the impact of acquisitions, we experienced an 8.0% growth in our manufacturing business. Sales in almost all markets were up with the largest increases in water systems, pool/spa, R/V, and beverage and food markets. Domestic sales were up $62.7 million, and international sales increased $37.4 million for the twelve months ended December 31, 2002, or 14.1% and 26.7%, respectively, compared to the same period in 2001. The increases were due to acquisitions in 2002 and 2001, market share/customer growth, drought conditions in the United States and Australia, and new product introductions. Gross profit margin decreased to 25.1% in 2002 from 26.9% in 2001 due primarily to changes in the customer/product mix as a result of acquisitions and increased customer rebates due to sales growth. Operating income was up 36.7% primarily due to acquisitions, cost savings achieved through consolidation of operations, the continuation of cost improvement programs, and the adoption of SFAS 142 which eliminated the amortization of goodwill and certain intangible assets, offset by one-time costs associated with consolidation of facilities in the first quarter of 2002.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

As part of our ongoing efforts to divest non-core assets, we have significantly reduced Wisvest's operations over the past three years. The following table compares our non-utility energy segment's operating income (loss) during 2003, 2002 and 2001.

Non-Utility Energy Segment	2003	2002	2001

	(Millions of Dollars)
Operating Revenues	$14.4	$167.2	$337.3
Fuel and Purchased Power	1.3	97.3	142.8
Cost of Gas Sold	-	-	72.3
Cost of Goods Sold	-	-	6.7

Gross Margin	13.1	69.9	115.5
Other Operating Expenses
Other Operation and Maintenance	16.6	64.9	70.4
Depreciation, Decommissioning
and Amortization	7.4	5.1	1.7
Property and Revenue Taxes	1.6	6.8	7.2
Asset Valuation Charges, Net	49.0	125.1	-

Operating Income (Loss)	($61.5)	($132.0)	$36.2

2003 vs 2002:   The significant decline in operating revenues, fuel and purchased power and other operation and maintenance is directly related to our sale of Wisvest-Connecticut in December 2002, which had operating earnings of $16.8 million and $38.4 million in 2002 and 2001, respectively.

The operating loss incurred in 2003 included total asset valuation charges of $59.5 million offset in part by gains on the sale of assets of $10.5 million. In 2002 we recorded a non-cash asset valuation charge of which $125.1 million ($81.3 million after-tax) related to the non-utility energy segment. (See further discussion below and in "Note D -- Asset Sales and Divestitures" in the Notes to Consolidated Financial Statements of this report). The asset valuation charges recorded in 2003 relate to our investment in an entity that owns a co-generation power plant in Maine (Androscoggin) and costs associated with a 500 megawatt natural gas power island. We determined in the third quarter of 2003 based on information obtained from our efforts to market the power island, that the carrying value of these assets exceeded market values, and the power island was sold at the reduced carrying value in the fourth quarter of 2003. During our 2003 fourth quarter review of updated cash flow projections for our investment in Androscoggin, management determined a loss in the value of our investment had occurred. We wrote down our investment to its estimated fair value. These charges were offset in part by the sale of our interests in Kaztex Energy Management, Inc. and Blackhawk Energy Services, LLC in which we realized gains of approximately $10.5 million during the fourth quarter of 2003.

2002 vs 2001:   Our decrease in non-utility energy operating income between 2002 and 2001 can be broken down between operation of the assets and a 2002 asset valuation charge. During 2002, Wisvest-Connecticut had operating income of $16.8 million compared to operating income of $38.4 million in 2001. This decline is directly related to lower wholesale market prices for electricity in the northeast United States and an extended unscheduled outage at one of its major generating units from the last half of August through November 2002. In addition, on December 6, 2002, Wisvest completed the sale of Wisvest-Connecticut to Public Service Enterprise Group. We Power operations had an operating loss in 2002 primarily related to increased start-up costs as it continued to develop power plants for our Power the Future initiative. Wisvest's Calumet natural gas-based peaking power plant in Chicago, which was placed in service in June of 2002, and the equity method investment in Androscoggin also recorded operating losses during 2002. The Calumet plant experienced start-up costs and limited power production due to lower wholesale market prices for electricity in the Midwest during the last six months of 2002. The Androscoggin plant was also negatively impacted by lower than expected wholesale electric prices.

During the first quarter of 2002, we recorded a non-cash asset valuation charge of $125.1 million primarily related to two non-utility energy assets classified as "Assets Held for Sale" as of December 31, 2001: the Wisvest-Connecticut power plants and costs associated with a 500 megawatt natural gas power island. For more information on the asset valuation charge, see "Note D -- Asset Sales and Divestitures" in the Notes to Consolidated Financial Statements of this report.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

The following table identifies the components of operating income (loss) of our corporate and other affiliates between 2003, 2002 and 2001.

Corporate and Other Affiliates	2003	2002	2001

	(Millions of Dollars)
Operating Revenues	$29.9	$31.7	$41.3
Other Operating Expenses
Other Operation and Maintenance	24.9	37.3	39.3
Depreciation, Decommissioning
and Amortization	6.1	5.2	7.3
Property and Revenue Taxes	1.0	1.1	2.0
Asset (Gain)/Valuation Charge	(3.4)	16.4	-

Operating Income (Loss)	$1.3	($28.3)	($7.3)

2003 vs 2002:   Our corporate and other affiliates recorded operating income of $1.3 million in 2003 compared to an operating loss of $28.3 million in 2002. This is primarily due to a non-cash asset valuation charge recorded in 2002 of $16.4 million ($10.7 million after-tax) related to the decline in value of a venture capital investment (see further discussion in "Note D -- Asset Sales and Divestitures" in the Notes to Consolidated Condensed Financial Statements in this report), and a $2.7 million gain from the sale of investment assets in the third quarter of 2003.

2002 vs 2001:   Our operating loss for corporate and other affiliates for 2002 was $21.0 million higher compared to 2001. This increase is primarily related to a non-cash asset valuation charge recorded in 2002 of which $16.4 million related to the decline in value of a venture capital investment.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS

2003 vs 2002:   Net consolidated other income and deductions decreased by $0.4 million in 2003 compared to 2002. This decrease is primarily due to $21.1 million ($12.7 million after tax) in SFAS 133 gains recognized in 2002 on fuel oil contracts at Wisvest-Connecticut's two power plants, which were sold in December 2002, a $3.2 million civil penalty we agreed to pay in 2003 pursuant to the terms of a consent decree with the U.S. Environmental Protection Agency (EPA), and higher returns associated with investments in rabbi trusts. Also in 2002, we recorded $5.3 million of costs associated with bond redemptions and losses on asset sales of $3.6 million.

2002 vs 2001:   Other income and deductions increased by $43.3 million in 2002 compared to 2001. This increase is primarily due to $12.6 million in SFAS 133 gains for 2002 compared with charges of $12.7 million in 2001. Under

SFAS 133, Wisvest-Connecticut recorded the changes in fair market value related to fuel oil contracts associated with its plants in the northeast United States. During 2002, we recorded an after-tax gain of $12.6 million on these contracts due to settlement of contract transactions and increases in fuel oil prices. During 2001, we recorded an after-tax gain of $10.5 million related to the cumulative effect of a change in accounting principle upon the adoption of SFAS 133 offset by after-tax charges of $23.1 million related to settlement of contract transactions and decreases in fuel oil prices. In addition, the 2002 increase included $22.9 million due to a reduction in the level of write-downs in the Witech Corporation venture capital portfolio offset in part by a decline in interest income during 2002 of $12.4 million primarily due to an interest accrual recorded in 2001 related to litigation. In addition, during the second quarter of 2001, we sold FieldTech, Inc. and Wisvest's interest in Blythe Energy, LLC, an independent power production project in the state of California, in separate transactions. We realized after-tax gains of approximately $16.5 million or $0.14 per share as a result of the sales of FieldTech and Blythe.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $14.3 million in 2003 compared to 2002. This decline was primarily due to a combination of reduced average debt levels, increased capitalized interest and lower interest rates. Total financing costs decreased by $17.4 million in 2002 compared to 2001. This decline was primarily due to lower interest rates and the early repayment of $103.4 million of long-term debt.

CONSOLIDATED INCOME TAXES

Our consolidated effective income tax rate was 35.6%, 38.8%, and 41.9% for each of the three years ended December 31, 2003, 2002, and 2001, respectively. The reduction in the 2003 effective income tax rate reflects recognition of $3.0 million of state net operating loss carryforwards, tax credits associated with rehabilitation projects and a lower state effective income tax rate due to an improving outlook by subsidiaries with the ability to utilize state losses. The lower rate in 2002 reflects the elimination of goodwill amortization and the recognition of historical rehabilitation tax credits. The 2001 effective income tax rate reflects the amortization of the WICOR goodwill, which is not deductible for income tax purposes. The effective income tax rate is negatively impacted by the inability to obtain a state tax benefit for state taxable losses of some of the separate legal entities within the Company. Those state taxable losses result primarily from interest expense. If the prospects for future taxable income for these legal entities should improve, the effective tax rate in years subsequent to 2003 may be favorably impacted.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2003, 2002 and 2001:

Wisconsin Energy Corporation	2003	2002	2001

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$623.9	$711.3	$570.6
Investing Activities	($667.2)	($365.8)	($479.1)
Financing Activities	$53.2	($348.9)	($85.0)

Operating Activities

Cash provided by operating activities decreased to $623.9 million during 2003 compared with $711.3 million during the same period in 2002. This decrease was primarily due to a $116 million refund received in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation and an increase in the use of working capital in 2003.

During 2002, cash flow from operations increased to $711.3 million, or a $140.7 million improvement over 2001. This increase was primarily attributable to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling discussed above.

Investing Activities

During 2003, we had capital expenditures totaling $659.4 million, an increase of $102.6 million over the prior year. (see table below for further information). This increase is primarily related to the increased expenditures at We Power associated with the new natural gas power plant.

Capital Expenditures	2003	2002	2001

	(Millions of Dollars)
Regulated Energy	$455.6	$405.4	$428.7
We Power	162.9	52.9	-
Other Non-Utility Energy	0.7	39.8	127.7
Manufacturing	10.4	15.0	27.1
Other	29.8	43.7	89.0

Total Capital Expenditures	$659.4	$556.8	$672.5

During 2003, we received net cash proceeds from asset sales of approximately $56 million from the sales of our investment in two energy marketing companies, the sale of gas turbines held by Wisvest and from real estate sales. In addition to these proceeds, we received approximately $15 million in dividends from companies that were sold and we expect to receive approximately $32 million in tax benefits from the sale of the Power Island.

During 2002 and 2001, we received proceeds from asset divestitures of $310.0 million and $294.4 million, respectively, related to the sale of the Wisvest-Connecticut power plants, real estate sales and other small miscellaneous sales in 2002, and the transfer in 2001 of electric transmission assets to ATC, and the successful sale in 2001 of the Wisvest Blythe project, FieldTech, and various real estate sales.

Financing Activities

During 2003, we provided $53.2 million from financing activities compared with using $348.9 million for financing activities during 2002. We reduced short-term debt by $343.2 million and retired $546.7 million of long-term debt during 2003.

In March 2003, we sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under an existing shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of our outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an existing $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003 and the early redemption in August 2003 of another $60 million debt issue.

The debt refinancings in June and August 2003 are being accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby net debt extinguishment costs in the amount of approximately $18.3 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved.

In October 2003, Wisconsin Electric redeemed $9 million of 6.85% First Mortgage Bonds.

In December 2003, Wisconsin Gas sold $125 million of unsecured 5.20% Debentures due 2015. These securities were issued under an existing $200 million shelf registration statement filed with the SEC. The proceeds from the Debentures were used to repay short-term debt.

In September 2000, we initiated a share repurchase program. Since the inception of the program, we have repurchased and retired 13.4 million shares through December 31, 2003 at a cost of $293.6 million. In December 2002 the Board of Directors extended the program through December 31, 2004. As part of this program we expect to repurchase up to $50 million of our common stock in the open market with proceeds from the sale of our manufacturing segment.

During 2003, 2002 and 2001 we issued a total of approximately 2.7 million new shares of common stock in each of the three years in connection with our dividend reinvestment plan and other benefit plans and received payments aggregating $62.9 million, $52.6 million and $51.6 million, respectively. In February 2004, we instructed the plan agents to begin purchasing shares of Wisconsin Energy common stock for our stock plans in the open market in lieu of issuing new shares, and based upon market conditions and other factors the plan agents will continue to do so.

During 2001, we refinanced approximately $1.3 billion of commercial paper through the issuance of intermediate-term senior notes. In January 2002, Wisconsin Electric redeemed $100 million of 8-3/8% long-term debt and $3.4 million of 9-1/8% long-term debt. In December 2002, Wisconsin Electric retired $150 million of 6-5/8% debentures at maturity. These redemptions and retirements were financed with short-term commercial paper. In 2002, following the sale of Wisvest-Connecticut $180.5 million of nonrecourse variable rate notes were paid down.

CAPITAL RESOURCES AND REQUIREMENTS

As we continue to implement our strategy of leveraging on the core competencies of our business segments and building financial strength, we expect to continue to divest of non-core assets, invest in core assets and pay down debt.

Capital Resources

We anticipate meeting our capital requirements during 2004 primarily through internally generated funds, short-term borrowings, existing lines of credit and the sale of assets, supplemented through the issuance of debt securities depending on market conditions and other factors. Beyond 2004, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities and construction financing.

We have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

On February 4, 2004, we announced that we had reached an agreement to sell our manufacturing business to Pentair, Inc. for $850 million in cash. In addition, Pentair, Inc. will also assume approximately $25 million of third party debt. This sale is subject to customary regulatory approvals and is expected to close in the second or third quarter of 2004. When the sale is completed, we expect to realize net cash proceeds of approximately $740 million after the payment of taxes and transaction costs. We expect to use the cash proceeds to pay down long and short-term debt. In addition, we expect to repurchase up to $50 million of our common stock in the open market.

Wisconsin Electric has $165 million of unsecured notes outstanding at December 31, 2003 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Wisconsin Energy and Wisconsin Electric credit agreements provide liquidity support of Wisconsin Electric's obligations with respect to variable rate tax-exempt bonds and commercial paper.

As of December 31, 2003, we had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. We had approximately $610 million of total consolidated short-term debt outstanding on such date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2003:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	Apr-2004	364 day
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	Jun-2004	364 day
Wisconsin Electric	$100.0	$ -	$100.0	Aug-2004	9 month
Wisconsin Gas	$200.0	$ -	$200.0	Jun-2004	364 day

On April 8, 2003, we entered into an unsecured 364 day $300 million bank back-up credit facility to replace a $300 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement. On April 8, 2003, we also entered into an unsecured three year $300 million bank back-up credit facility to replace a $500 million credit facility that was expiring. This facility will expire in April 2006.

On June 25, 2003, Wisconsin Electric entered into an unsecured 364 day $250 million bank back-up credit facility to replace a $230 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On December 12, 2003, Wisconsin Electric entered into an unsecured 9 month $100 million bank back-up credit facility.

On June 25, 2003, Wisconsin Gas entered into an unsecured 364 day $200 million bank back-up credit facility to replace a $185 million credit facility that was scheduled to expire on December 10, 2003. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at December 31:

Capitalization Structure	2003		2002

	(Millions of Dollars)
Common Equity	$2,358.6	35.0%	$2,139.4	33.5%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Trust Preferred Securities	-	- %	200.0	3.1%
Long-Term Debt (including
current maturities)	3,741.5	55.5%	3,070.8	48.0%
Short-Term Debt	609.9	9.0%	953.1	14.9%

Total	$6,740.4	100.0%	$6,393.7	100.0%

Effective with the adoption of SFAS 150 on July 1, 2003, we began reclassifying our Trust Preferred Securities as long-term debt. Upon adoption of Interpretation 46 on December 31, 2003, we began deconsolidating WEC Capital Trust I, the issuer of our Trust Preferred Securities, and therefore at December 31, 2003 our debt included $206.2 million payable to the trust that issued the Trust Preferred Securities. Our debt, including Trust Preferred

Securities, to total capital as of December 31, 2003 was 64.5% as compared to 66.0% as of December 31, 2002. For further information, see "Note B -- Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements in this report.

Our Trust Preferred Securities are redeemable after March 25, 2004. In February 2004, we called all of the $200.0 million of Trust Preferred Securities. "See Note J -- Trust Preferred Securities" in the Notes to Consolidated Financial Statements in this report.

As described in "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, certain restrictions exist on the ability of our subsidiaries to transfer funds to us. We do not expect these restrictions to have any material effect on our operations or ability to meet our cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch as of December 31, 2003. Commercial paper of WICOR Industries is unrated.

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

In March 2003, S&P lowered its corporate credit ratings on us from A- to BBB+ and on Wisconsin Electric and Wisconsin Gas, both from A to A-. S&P lowered its ratings on our senior unsecured debt from A- to BBB+; on Wisconsin Electric's senior secured debt from A to A- and on Wisconsin Gas' senior unsecured debt from A to A-. S&P affirmed Wisconsin Electric's A- senior unsecured debt rating. S&P lowered the rating on our preferred stock from BBB to BBB- and on Wisconsin Electric's preferred stock from BBB+ to BBB. S&P affirmed the A-2 short-term rating of us and lowered the short-term ratings of both Wisconsin Electric and Wisconsin Gas from A-1 to A-2. Wisconsin Electric's senior secured and senior unsecured debt are both rated A- by S&P. S&P assigned a stable outlook.

In October 2003, Moody's downgraded certain of our security ratings and the security ratings of our subsidiaries. Moody's lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A2 to A3 and our commercial paper rating from P-1 to P-2. Moody's lowered the WEC Capital Trust I Trust Preferred Securities rating from A3 to Baa1. Moody's lowered Wisconsin Electric's senior secured debt rating from Aa2 to Aa3, senior unsecured debt rating from Aa3 to A1 and preferred stock rating from A2 to A3. Moody's lowered Wisconsin Gas' senior unsecured debt rating from Aa2 to A1. Moody's confirmed the P-1 commercial paper ratings of Wisconsin Electric and Wisconsin Gas. In February 2004, Moody's changed the rating outlook for

Wisconsin Energy and Wisconsin Energy Capital Corporation to stable from negative. The rating outlook for Wisconsin Electric and Wisconsin Gas is stable.

In October 2003, Fitch downgraded certain of our security ratings and the security ratings of our subsidiaries. Fitch lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A to A- and the commercial paper rating of Wisconsin Energy from F1 to F2. Fitch lowered the WEC Capital Trust I Trust Preferred Securities rating from A- to BBB+. Fitch lowered Wisconsin Electric's senior secured debt rating from AA to AA-, senior unsecured rating from AA- to A+ and preferred stock rating from AA- to A. Fitch lowered Wisconsin Gas' senior unsecured debt rating from AA- to A+. Fitch lowered the commercial paper ratings of Wisconsin Electric and Wisconsin Gas from F1+ to F1. The rating outlook for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation is stable.

We believe these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $699.2 million during 2004 attributable to the following operating segments:

	Estimated	Actual
Capital Expenditures	2004	2003

	(Millions of Dollars)

Utility Energy	$480.1	$455.6
Non-Utility Energy
We Power	177.8	162.9
Other	2.9	0.7
Manufacturing	22.5	10.4
Other	15.9	29.8

Total	$699.2	$659.4

Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact our utility energy segments, future long-term capital requirements may vary from recent capital requirements. Our utility energy segment currently expects capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in our Power the Future strategy described below, to be between $400 million and $500 million per year during the next five years.

Our Capital requirements through 2010 for Power the Future include approximately $2.5 billion to construct 2,120 megawatts of new natural gas-based and coal-based generating capacity of which we have expended approximately $210.8 million through the end of 2003. We expect that two unaffiliated entities will collectively invest approximately $350 million in the Power the Future coal units and receive an ownership interest of approximately 17% in the units or 204-megawatts. Total cost of all four units including the two unaffiliated entities' portion is estimated to be $2.8 billion with total output at 2,320 megawatts.

We expect capital requirements to support our $2.5 billion of investment in new generation under Power the Future to come from a combination of internal and external sources. With the dividend reduction that began in 2001, we expect to retain almost $90 million per year of additional cash flows, which will provide substantial funding for new generation. We are also divesting non-utility assets, which will provide additional cash. The new generating plants will be constructed by We Power, a non-utility subsidiary, and leased to Wisconsin Electric under 25-30 year lease agreements. We expect that Wisconsin Electric will recover the lease payments in its utility rates. We anticipate that we will need external debt financing as the plants are constructed. However we believe that the construction debt, cash flows from the lease payments, cash resulting from additional asset divestitures and cash retained from earnings will be sufficient to fund our Power the Future capital expenditures.

Investments in Outside Trusts:   We have funded our pension obligations, certain other post-retirement obligations and future nuclear obligations in outside trusts. Collectively, these trusts had investments that exceeded $1.8 billion as of December 31, 2003. These trusts hold investments that are subject to the volatility of the stock market and interest rates. During 2003, our pension investments had returns of 24% and during 2002 we had losses of 13%. Our other trusts had similar returns during these periods.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is approximately $77 million as of December 31, 2003. However, we believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See "Note P -- Guarantees" in the Notes to Consolidated Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$3,560.2	$144.9	$844.1	$349.0	$2,222.2
Capital Lease Obligations (c)	619.3	52.6	89.8	73.1	403.8
Operating Lease Obligations (d)	302.0	48.4	91.2	73.4	89.0
Purchase Obligations (e)	187.9	115.8	59.6	3.0	9.5
Other Long-Term Liabilities (f)	983.2	267.2	377.2	150.0	188.8

Total Contractual Obligations	$5,652.6	$628.9	$1,461.9	$648.5	$2,913.3

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on our Long-Term Debt and the Long-Term Debt of our affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Lease Obligations for purchased power and rail car leases for Wisconsin Energy and affiliates.

(e)	Purchase Obligations for information technology and other services for utility and We Power operations.

(f)

Other Long-Term Liabilities under various contracts of Wisconsin Energy and affiliates for the procurement of fuel, power, gas supply and associated transportation, and post-retirement contributions primarily related to utility operations.

Obligations for utility operations by our utility affiliates have historically been included as part of the rate making process and therefore are generally recoverable from customers.

Guarantees:   We provide various guarantees supporting certain of our subsidiaries. The guarantees issued by us guarantee payment or performance by our subsidiaries under specified agreements or transactions. As a result, our exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of the guarantees issued by us limit our exposure to a maximum amount stated in the guarantees. See "Note P -- Guarantees" in the Notes to Consolidated Financial Statements in this report for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Commodity Price Risk:   In the normal course of business, our utility and non-utility power generation subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. Regulatory lag risk occurs between the time we submit rate proceedings and we receive final approval or denial. Regulatory risk can increase or decrease due to many factors which may also change during this approval period including commodity price fluctuations, unscheduled operating outages or unscheduled maintenance. In 2002, the PSCW authorized the inclusion of price risk management financial instruments for the management of our electrical utility gas costs. During 2003, a gas hedging program was approved by the PSCW and implemented by Wisconsin Electric. For 2003, Wisconsin Electric's electric fuel cost exceeded fuel recovery by approximately $7.6 million. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utilities' gas cost recovery mechanisms, see "Rates and Regulatory Matters" below. For information concerning commodity price risk as it applies to gas operations, see "Commodity Price Risk Programs" below.

Regulatory Recovery Risk:   The electric operations of Wisconsin Electric burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-based plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears regulatory risk for the recovery of these fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted above, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. Wisconsin Electric is subject to risks associated with the regulatory approval process including regulatory lag once the costs fall outside the 3% variances of the base rate. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until this time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure. For 2003, 2002 and 2001, actual fuel and purchased power costs at Wisconsin Electric exceeded base fuel rates by $7.6 million, $2.3 million and $0.1 million, respectively. In 2003, 2002 and 2001, the electric rates included a fuel surcharge.

Gas Costs:   Significant increases in the cost of natural gas affect our electric and gas utility operations. Gas costs have increased significantly because the supply of gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-based electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher gas costs increase our working capital requirements, resulting in higher gross receipts taxes in the state of Wisconsin. Higher gas costs combined with poor economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have decreased our risks related to bad debt expenses associated with non-paying customers has increased.

As a result of gas cost recovery mechanisms, our gas distribution subsidiaries receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   The rates of Wisconsin Electric and Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues of Wisconsin Electric and Wisconsin Gas are sensitive to the winter heating season. A summary of actual weather information in the utility segment's service territory during 2003, 2002 and 2001, as measured by degree-days, may be found above in "Results of Operations".

Temperature can also impact demand for electricity in regions where we have invested in non-utility energy assets or projects. In addition, to the extent weather conditions incurred in various regions are extreme rather than normal or mild our manufacturing segment demand for products can be impacted.

Interest Rate Risk:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2003. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2003 of our outstanding portfolio of $609.9 million short-term debt with a weighted average interest rate of 1.24% and $192.9 million of variable-rate long-term debt with a weighted average interest rate of 1.51%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $6.1 million before taxes from short-term borrowings and $1.9 million before taxes from variable rate long-term debt outstanding.

We entered into treasury rate lock agreements with a major financial institution in order to minimize interest rate risk. Near the end of the first quarter of 2003, we settled several treasury lock agreements entered into earlier in the quarter and during the third quarter of 2002 associated with the issuance of $200 million of long-term unsecured senior notes in March 2003. Under a treasury lock agreement, we agree to pay or receive an amount equal to the difference between the net present value of the cash flows for the notional amount of the instrument based on: a) the yield of a U.S. treasury bond at the date when the agreement is established, and b) the yield of a U.S. treasury bond at the date when the agreement is settled, which typically coincides with the debt issuance.

As these agreements qualified for cash flow hedging accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to interest expense over the same period in which the interest cost is recognized in income.

Marketable Securities Return Risk:   We fund our pension, other post-retirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other post-retirement benefit and nuclear decommissioning expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our various utility regulators. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2003, we held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$996.4
Nuclear decommissioning trust fund	$674.4
Other post-retirement benefits trust funds	$166.8

We manage our fiduciary oversight of the pension and other post-retirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. We conduct asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

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

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited (NEIL). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs or decreased distributions to Wisconsin Electric.

Construction Risk:   In December 2002, the PSCW issued a written order granting a CPCN to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars) ,respectively, subject to escalation at the GDP inflation rate and force majeure and excused events provisions. Project management is subject to a number of risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations. If final costs for the construction of the Port Washington Generating Station exceed the fixed costs allowed in the PSCW order this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW.

In November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615 megawatt super critical pulverized coal generating units on the site of Wisconsin Electric's existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Elm Road units at $2.15 billion (year of occurence dollars) subject to a general one year inflation adjustment, force majeure, excused events and event of loss provisions. Project management is subject to a number of risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations. If final costs for the construction of the Elm Road units exceed the PSCW fixed amounts by more than 5%, this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW.

Independent Power Project (IPP) Market Risk:   Prior to the September 2000 Power the Future strategic announcement, we made significant commitments to develop, build and own non-utility power plants. Since September 2000, we have made significant progress in exiting many of these projects. As of December 31, 2003, we had approximately $171.3 million of investments in non-utility energy assets excluding We Power. Management believes that the projected cash flows from these investments over the life of these assets will exceed the recorded carrying value. However, the market value of some of these investments is currently believed not to exceed cost. In the fourth quarter of 2001 and continuing into 2003, the IPP market experienced a significant decline driven by several factors, including the softening economy, the financial viability of energy companies with large IPP investments, lower forward electric price curves and a significant tightening of credit to this market. These factors may adversely impact the timing, proceeds and the gain or loss on future sales of non-utility energy assets.

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At December 31, 2003, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $99 million.

Economic Risk.   We are exposed to market risks in the regional midwest economy for our utility energy segment and worldwide economic trends for our manufacturing segment. We use diversification in our portfolio of businesses to reduce our exposure to economic fluctuations. Additionally, our manufacturing segment is exposed to various competition risks in the markets in which we operate. These include foreign sourcing, comparable quality among various competitors, price cutting and aggressive warranties. To help mitigate these risks we have programs in place to implement continuous improvements in our processes, and continued cost reduction efforts.

Inflationary Risk:   We continue to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on our medical and post-retirement benefit plans, we have expectations of low-to-moderate inflation. We do not believe the impact of general inflation will have a material effect on our future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The PSCW regulates retail electric, natural gas, steam and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission (FERC) regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission (MPSC) regulates retail electric rates in the state of Michigan. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Wisconsin Jurisdiction

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a five-year rate restriction period in effect freezing electric and natural gas rates for Wisconsin Electric and Wisconsin Gas effective January 1, 2001. We may seek biennial rate reviews during the five-year rate restriction period limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, our total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW for rates beginning in January 1, 2006.

Limited Rate Adjustment Request:   On July 2, 2003, we filed an application with the PSCW for an increase in electric, gas and steam rates for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of our Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, (3) costs for construction of the Ixonia Lateral, and (4) costs related to steam utility operations. The filing identified anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric, $26.2 million (3.9%) for the gas operations of Wisconsin Gas, and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also included an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. In 2004 we expect to file with the PSCW for recovery of additional anticipated 2005 electric revenue deficiencies associated with costs for the Elm Road Generating Station. Hearings on our July 2003 request were completed in December 2003. In February 2004, the PSCW approved an increase in gas rates of $25.9 million. We anticipate an order implementing this increase in March 2004. We anticipate an order from the PSCW on our request related to electric and steam rates in early 2004.

Wisconsin Electric Power Company:   The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities. Wisconsin Electric's current Wisconsin rates are based on an authorized return on common equity of 12.2%. See "Rates and Regulatory Matters" above for the web site addresses where the related rate orders can be found.

Service -- Wisconsin Electric	Incremental Annualized Revenue Increase	Percent Change in Rates	Effective Date

	(Millions)	(%)

Fuel electric, MI	$3.3	7.6%	January 1, 2004
Fuel electric, WI (a)	$6.1	0.3%	October 2, 2003
Fuel electric, WI (a)	$55.1	3.3%	March 14, 2003
Fuel electric, MI	$0.9	2.0%	January 1, 2003
Retail electric, WI (b)	$48.1	3.2%	October 22, 2002
Retail electric, MI (c)	$3.2	7.8%	September 16, 2002
Fuel electric, MI	$1.6	3.8%	January 1. 2002
Retail gas (d)	$3.6	0.9%	December 20, 2001
Fuel electric, WI (e)	$20.9	1.4%	May 3, 2001
Fuel electric, WI (e)	$37.8	2.5%	February 9, 2001
Fuel electric, MI	$1.0	2.4%	January 1, 2001
Retail electric, WI	$27.5	1.8%	January 1, 2001

(a)

In October 2003, the PSCW issued a final order authorizing a fuel surcharge for $6.1 million of additional fuel costs. In March 2003, the PSCW issued an interim order authorizing a surcharge for $55.1 million of additional fuel costs on an annualized basis subject to true up.

(b)

In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of ATC. The additional revenues will be offset by additional transmission costs.

(c)

In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million for Wisconsin Electric. In addition, the September 2002 order issued by the MPSC authorized us to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

(d)

In November 2001, the Milwaukee County Circuit Court overturned the PSCW's August 2000 final order for natural gas rates and the PSCW reinstated a higher April 2000 interim gas rate order, effective December 2001.

(e)	The February 2001 order was an interim order that was effective until the May 2001 final order was issued by the PSCW. The final May 2001 order superceded the February 2001 interim order.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide (NOx) remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures were subject to refund at the end of 2001 to the extent that actual expenditures were less than forecasted expenditures included in the final order. During 2002, we accrued a $1.1 million refund liability associated with the electric safety and reliability spending requirements subject to PSCW review and future resolution. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for the revenue requirement components associated with NOx expenditures. Wisconsin Electric's actual NOx remediation expenditures resulted in an under-spent balance of approximately $2.7 million in the escrow account, a component of deferred regulatory liabilities, at the end of 2003. The NOx escrow balance will be impacted by future NOx expenditures and rate making activities.

We have the ability to request biennial rate reviews for certain changes in revenue requirement items. We are currently updating a request for regulatory relief for the year beginning January 1, 2005. See "Limited Rate Adjustment Request" above for more information.

Wisconsin Gas Company:   Wisconsin Gas rates were set within the framework of the Productivity-based Alternative Ratemaking Mechanism, which was established by the PSCW in 1994 and expired on October 31, 2001. Under this mechanism, Wisconsin Gas had the ability to raise or lower margin rates within a specified range on a quarterly basis. Currently, Wisconsin Gas rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. Pursuant to that PSCW directive, Wisconsin Gas rates remain at the same levels as were set prior to the expiration of the Productivity-based Alternative Ratemaking Mechanism.

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of ATC, which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. Wisconsin Electric was also seeking to recover associated incremental transmission costs of the Midwest Independent Transmission System Operator Inc., the multi-state organization that monitors and controls electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48 million of annual costs reflecting lower projected transmission costs through 2005 than we estimated. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. The October 2002 order increased annual revenues and operating costs by approximately $48 million, with an insignificant impact to net earnings. We estimate that we are recovering approximately 96% of our incremental transmission related costs from our customers.

Fuel Cost Adjustment Procedure:   Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. In December 2000, Wisconsin Electric submitted an application to the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected power supply cost shortfall in January 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. In February 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. The PSCW issued a final order in May 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the final order, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs as a result of the surcharges authorized in 2001. During 2003, 2002 and 2001, we did not over recover fuel costs.

During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The order redefined fuel for fuel cost recovery. The new rules will not be effective for Wisconsin Electric until January 2006, the end of a five-year rate freeze associated with the WICOR Merger Order. Until such time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

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

In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 we determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, we filed a request with the PSCW to increase Wisconsin retail electric rates by $55.1 million annually to recover the forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.1 million in electric rates in March 2003. In October 2003, the PSCW approved the fuel surcharge adjustment request authorizing an increase of $61.2 million for 2003, $6.1 million more than the interim order on an annualized basis. The final order reflects seven months of actual costs incurred plus changes in natural gas prices. The final order imposes an obligation on Wisconsin Electric to refund any fuel surcharge amounts that result in excess revenues as defined. We do not anticipate a refund will occur.

Gas Cost Recovery Mechanism:   As a result of our acquisition of WICOR, the PSCW required similar gas cost recovery mechanisms (GCRM) for the gas operations of Wisconsin Electric and for Wisconsin Gas. Prior to the acquisition, Wisconsin Electric had operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW, while the Wisconsin Gas GCRM included an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For both companies, the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

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

Commodity Price Risk Programs:   The gas operations of Wisconsin Electric and Wisconsin Gas have commodity risk management programs that have been approved by the PSCW. These programs hedge the cost of natural gas. As gas costs are recovered from customers, changes in the value of the financial instruments do not impact net income. These programs allow our gas utilities to utilize option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under these programs, Wisconsin Gas and Wisconsin Electric have the ability to hedge up to 50% of their planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of Wisconsin Gas and Wisconsin Electric gas cost recovery mechanisms. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Gas and Wisconsin Electric use derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanisms. For information concerning commodity price risk as it applies to electric operations see "Commodity Price Risk" above.

Bad Debt Expense:   Under escrow accounting Wisconsin Gas expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, these amounts were deferred as a regulatory asset. In October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts effective October 1, 2002. The escrow amount accumulated at September 30, 2002 of approximately $6.9 million is expected to be collected in future rates, but future bad debt expense at Wisconsin Gas will no longer be subject to this separate true-up mechanism.

In 2003, due to a combination of unusually high natural gas prices, the soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in July 2003 requesting authority to defer for future rate recovery all residential bad debt write-offs during 2003 in excess of amounts included in current annual utility rates. The PSCW approved our request for deferral of 2003 uncollectible accounts receivable effective October 2003. We have deferred approximately $15.6 million in uncollectible accounts receivable as of December 31, 2003. Our annual residential bad debt expense in base rates is approximately $22.9 million.

Ixonia Lateral:   On January 15, 2003, Wisconsin Gas received from the WDNR a Chapter 30 permit to construct the Ixonia Lateral after lengthy negotiations with the WDNR and interested parties. In February 2003, Wisconsin Gas filed updated cost estimates reflecting additional costs of approximately $14.0 million required by the WDNR permit conditions. In March 2003, the PSCW approved the updated construction cost estimate of $97.5 million. Wisconsin Gas started construction on the 35-mile Ixonia Lateral in April 2003. Wisconsin Gas completed construction and placed the Ixonia Lateral in service during December 2003. The Ixonia Lateral provides substantial gas cost savings as well as critical additional pipeline capacity.

Power the Future - Port Washington:   The PSCW issued a written order on December 20, 2002 (the Port Order) granting Wisconsin Energy, Wisconsin Electric, and We Power a CPCN to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-based combined cycle generating units (Port Units 1 and 2) on the site of Wisconsin Electric's existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and ATC to construct required transmission system upgrades to serve the Port Washington Generating Station. As part of the proceedings, the PSCW approved the lease agreements and related documents under which Wisconsin Electric will staff, operate and maintain Port Units 1 and 2. Key financial terms of the leased generation contracts include:

  Initial lease term of 25 years with the potential for subsequent renewals at reduced rates;
  Cost recovery over a 25 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
  Authorized rate of return of 12.7% on equity for lease calculation purposes;
  Fixed construction cost of the two Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate; and
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Port Order, which do not include the key financial terms.

After receiving approval for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for Port Unit 1. In January 2003, Wisconsin Electric commenced demolition of two of its existing coal-based generating units on the Port Washington plant site to make room for the new facility. We Power began construction of the new facility in July 2003 and expects to complete construction by the end of the second quarter of 2005. We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in lease generation contracts that were signed in May 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request in an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Unit 2, the Port Order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. In October 2003, we received approval from the FERC to transfer by long-term lease certain associated FERC jurisdictional assets from We Power to Wisconsin Electric.

In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Port Order granting the CPCN. In January 2004, the Dane County Circuit Court issued a decision vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW has begun a process to revise the Environmental Assessment consistent with the Court's decisions. The PSCW has not made a decision on whether to appeal the Dane County Circuit Court decision.

Associated with construction of the Port Washington Generating Station, Wisconsin Gas received a Certificate of Authority from the PSCW in January 2003 authorizing construction of a 16.8 mile gas lateral that will connect the plant to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. We received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources (WDNR) in July 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. We have modified the planned route pursuant to the WDNR's request and received the necessary approvals for the modified route. Including the requested changes, the PSCW, approved an updated cost estimate for the project of $41.5 million in November 2003. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to Wisconsin Gas for the Port Washington Lateral natural gas pipeline. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging the WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. We have reached a settlement with the landowners and the Petitions for Review have been dismissed.

Power the Future - Elm Road:   In November 2003, the PSCW issued an order (the Elm Road Order) granting Wisconsin Energy, Wisconsin Electric, and We Power a CPCN to commence construction of two 615-megawatt coal-based units (the Elm Road units) to be located on the site of Wisconsin Electric's existing Oak Creek Power Plant. The Elm Road Order concluded:

  Additional electric generation was required for Southeast Wisconsin;
  A diversity of fuel sources best serves the state;
  Two coal-fired super-critical pulverized coal units should be constructed with the first plant going on line in 2009 and the second going on line in 2010;
  The cost to construct the two coal units will be $2.15 billion (subject to adjustment for one year of escalation costs), which is expected to result in an approved project cost of $2.19 billion;
  The return on equity on the lease agreement with Wisconsin Electric will be set at 12.7% with a capital structure that includes 55% equity;
  If the actual project cost is less than the approved project cost, the actual cost will be used in the lease. If the actual project cost exceeds the approved project cost, excess costs up to 5% of the approved project cost may be recoverable, subject to a prudence requirement;
  Cost recovery over a 30 year period on a mortgage basis amortization schedule with the potential for subsequent renewals at reduced rates;
  The CPCN will be granted contingent upon us obtaining the necessary air quality and water permits;
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Elm Road Order, which do not include the key financial terms; and
  The third proposed integrated gasification combined cycle unit was not approved at this time as the technology is not currently considered cost-effective.

We expect that we will have co-owners for approximately 17% of the project. In December 2003, we submitted lease generation contracts for the Elm Road units to the PSCW for approval. We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals.

In March 2003, the City of Oak Creek reached a tentative environmental and economic agreement with us covering our expansion plans for new generation at the Oak Creek site. We have also agreed to follow the City of Oak Creek's conditional use permit for construction on the Oak Creek site.

Four appeals challenging the PSCW's Elm Road Order have been filed, which appeals have been consolidated in Dane County Circuit Court. We have filed a Notice of Appearance and Statement of Position in three of these proceedings requesting that the PSCW's decision be upheld and the petitions be dismissed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. We have filed a Notice of Appearance and Statement of Position in these two proceedings requesting that the WDNR's decision be upheld and the petitions be dismissed.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a water discharge permit for the Elm Road units. That request was granted. In January 2004, the WDNR issued the air pollution control construction permit to Wisconsin Electric for the Elm Road units. In February 2004, parties submitted to the WDNR and to the Dane County Circuit Court requests for a contested case hearing and for judicial review, respectively, on the Elm Road units air pollution control construction permit. No proceedings on these permit hearings have been scheduled. We continue to work with the PSCW and the WDNR, and other agencies, to obtain all required permits and project approvals.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed in April 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the Michigan Public Service Commission's final order in Case No. U-12725, which awarded us a $3.2 million rate increase and changed the procedures by which we recover the cost of obtaining transmission services. We believe the MPSC will prevail in defense of its order.

Used Nuclear Fuel Rates:    In March 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, MEC) filed a Formal Complaint and Request to Open a Formal Proceeding (the Complaint) with the MPSC naming Wisconsin Electric and four other utilities operating in Michigan as defendants. MEC claims that Wisconsin Electric improperly collects revenues for used nuclear fuel storage and disposal. The amounts of these revenues claimed by MEC to be collected from Michigan customers is between $2.3 million and $11.4 million. MEC requested that the MPSC open a contested case and review the rate making mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. In April 2003, the MPSC certified the Complaint. Wisconsin Electric filed a notice of intent to file claim with the Michigan Court of Claims and a motion to dismiss the complaint with the MPSC in May 2003. MEC filed its answer to Wisconsin Electric's motion to dismiss in July 2003. Wisconsin Electric's management believes that the revenues are properly collected as the collection of these revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on our financial condition or results of operations or the financial condition or results of operations of Wisconsin Electric.

Edison Sault Electric Company:   In September 1995, the MPSC approved Edison Sault's application to implement price cap regulation for its electric customers in the state of Michigan, capping base rates at existing levels, rolling its existing fuel cost adjustment procedure or Power Supply Cost Recovery (PSCR) factor into base rates and suspending its existing PSCR clause. Edison Sault was required to give thirty days notice for rate decreases. The order authorizing Edison Sault's price cap represented a temporary experimental regulatory mechanism and allows Edison Sault to file an application seeking an increase in rates under extraordinary circumstances. In October 2000, Edison Sault filed a report with the MPSC addressing its experience under the price-cap mechanism. In September 2001, Edison Sault submitted an application to reinstate its PSCR clause in January 2002 and to incorporate therein 2002 incremental ATC charges and certain miscellaneous costs in the amount of $0.6 million. In October 2001, Edison Sault filed an application with the MPSC to establish its PSCR factor for the year 2002. In April 2002, the MPSC issued orders authorizing Edison Sault to reimplement its PSCR clause, beginning May 1, 2002. PSCR revenues and costs are subject to true-up hearings. In March 2003, the MPSC approved a PSCR factor of -0.00032 per kwh for calendar year 2003.

Electric Transmission Cost Recovery:   Consistent with the requests in Wisconsin noted above, Wisconsin Electric filed a request with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million through the Michigan Power Supply Cost Recovery mechanism. In September 2002, the MPSC issued an order that authorized Wisconsin Electric to recover transmission costs in its Power Supply Cost Recovery clause prospectively. In April 2003, we received MPSC approval to defer costs associated with the start-up, formation of, and obtaining transmission service from ATC. As of December 31, 2003, we have deferred $1.2 million of start-up and network charges for the period January 2001 through September 2002 plus carrying costs.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power required by modern digital equipment, we are evaluating and updating our electric distribution system as part of our Power the Future strategy. We are taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of our existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance our current electric distribution infrastructure. In the long-term, we are initiating a new distribution system design that is expected to consistently provide the level of reliability needed for a digital economy, using new technology, advanced communications and a two-way electricity flow. Implementation of our Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see "Corporate Developments" above.

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2003. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. In mid-May a flood at a hydroelectric dam owned by another utility forced a complete shutdown of the 618-megawatt Presque Isle Power Plant in Marquette, Michigan, which resulted in the curtailment of non-firm service to some customers, as well as brief interruptions to firm service. Deliveries were also curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area including an incident in December 2003. During the December incident, flow was interrupted on the three main electric transmission lines owned by ATC connecting Wisconsin to the Upper Peninsula of Michigan. This incident also resulted in short outages to some firm customers.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2004. However, extremely hot weather, unexpected equipment failure or unavailability could require Wisconsin Electric to call upon load management procedures during 2004 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to (1) air emissions such as carbon dioxide (CO2), sulfur dioxide (SO2), nitrogen oxide (NOx), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants.

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of our Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from our fossil fuel-based generating facilities, (4) entering into agreements with the WDNR and EPA to reduce emissions of SO2 and NOx by more than 65% and mercury by 50% within 10 years from Wisconsin Electric's coal-based power plants in Wisconsin and Michigan, (5) recycling of ash from coal-based generating units, and (6) the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA agreement is estimated to be approximately $600 million over 10 years. For further information concerning the consent decree, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this report. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements in this report, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. Legal challenges to the new standards are complete and the EPA and the states are currently developing rules to implement them. Although specific emission control requirements are not yet defined, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-based generating facilities. Wisconsin Electric expects that reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010, beginning with the 1-hour ozone reductions described below. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

Ozone Non-Attainment Standards:   The 1-hour ozone nonattainment rules currently being implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan limit NOx emissions in phases over the next five years.

Wisconsin Electric currently expects to incur total annual operation and maintenance costs of $1-2 million during the period 2004 through 2005 to comply with the Michigan and Wisconsin rules. Wisconsin Electric believes that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's 8-hour ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA issued draft rules in December 2003 and will issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. In May 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. In June 2003, the Natural Resources Board approved the rules and sent them to the Wisconsin Legislature. The Wisconsin Legislature rejected the rules during the third quarter of 2003. We are currently unable to predict the ultimate rules, if any, that will be developed and adopted by the EPA or the WDNR, nor are we able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of our existing or anticipated coal-based generating facilities.

Manufactured Gas Plant Sites:   Wisconsin Electric and Wisconsin Gas are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Manufacturing Segment:   WICOR Industries has provided reserves which it believes are sufficient to cover its estimated costs related to known contamination associated with its manufacturing facilities.

EPA Information Requests:   Wisconsin Electric and Wisvest-Connecticut LLC., formerly a wholly owned subsidiary of Wisvest, each received requests for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information related to Wisconsin Electric, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Wisvest-Connecticut received requests for information from the EPA regional office pursuant to Section 114(a) of the Clean Air Act in May 2000 and February 2001. All membership interests in Wisvest-Connecticut were sold in December 2002 to PSEG Fossil, LLC, which is now the new owner and operator of the electric generating facilities that were the subject of the EPA information requests. Additionally, any liabilities relating to the information requests which were covered under our guaranty to United Illuminating, the prior owner of the facilities, have been covered by a guaranty by PSEG Power, LLC.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim to the lower court for retrial. In January 2002, the Wisconsin Supreme Court denied the plaintiffs' petition for review. Plaintiffs' claims were settled during 2002 for a total cost of $17.3 million. During 2003, we reached settlements with various insurance carriers for approximately $11.2 million. We are continuing to pursue litigation against the remaining insurance carriers and other third parties. For further information, see "Note S -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this report.

Presque Isle Flood:   During the second quarter of 2003 our Presque Isle Power Plant was temporarily shut down due to the failure of a hydroelectric reservoir dike which flooded Marquette, Michigan. We estimate that our fuel and purchased power costs increased by approximately $8 million due to the need for replacement power during the plant outage. These increased costs were included as part of the fuel surcharge request discussed above. In addition, we incurred approximately $13.5 million in damage to equipment and property. We are pursuing recovery from insurance carriers and other parties for the above costs. We are continuing to analyze and refine the costs associated with this matter.

Other:   Wisvest has a 49.5% ownership interest in Androscoggin LLC (Androscoggin), which owns a co-generation power plant in Maine. Androscoggin has an energy services agreement with a company that receives steam from the co-generation plant. The steam customer filed a lawsuit against Androscoggin alleging breach of contract under the energy services agreement. The lawsuit is tentatively scheduled to go to a jury trial in 2004. For further information, see "Note D -- Assets Sales and Divestitures" in the Notes to Consolidated Financial Statements in this report.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2003, 2002, and 2001, Point Beach provided 25% of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, our senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW, the project could add approximately 90 megawatts of electrical output to Point Beach. In February 2003, Point Beach completed an equipment upgrade, which resulted in a capacity increase of 7 megawatts per generating unit. We are currently evaluating the timing for implementation of the power uprate project.

In 2003, NMC formed an operating license renewal team which completed a technical and economic evaluation of license renewal. Based upon the results of this evaluation and following approval by executive management and our Board of Directors in December 2003, NMC filed an application with the NRC in February 2004 to renew the operating licenses for both of Point Beach's nuclear reactors for an additional 20 years.

In February 2003, NRC issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," issued in August 2002. We plan to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed such an application with the PSCW in June 2003. In October 2003, the PSCW approved reactor vessel head replacement for Units 1 and 2 at Point Beach. Total capital expenditure to replace the two reactor vessel heads is estimated at approximately $54 million.

During 2002 and 2003 the NRC issued Final Significance Determination letters for two red (high safety significance) inspection findings regarding problems identified by Point Beach with the performance of the auxiliary feedwater system recirculation lines. During 2003, the NRC conducted a three-phase supplemental inspection of Point Beach in accordance with NRC Inspection Procedure 95003 to review corrective actions for the findings as well as the effectiveness of the corrective action, emergency preparedness and engineering programs.

The inspection results were presented at a public meeting in December 2003, and documented in a February 2004 NRC letter to NMC. The NRC determined that the plant is being operated in a manner that ensures public safety but also identified several performance issues in the areas of problem identification and resolution, emergency preparedness, electrical design basis calculation control and engineering-operations communication.

NMC responded to the supplemental inspection in February 2004 with specific commitments to address the NRC concerns, including revision of the Point Beach Excellence Plan. NRC will review the adequacy of the revised Excellence Plan and its implementation and will continue to provide increased oversight at Point Beach.

As a result of the September 11, 2001, terrorist attacks, NRC and the industry have been strengthening security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to NRC's February 2002 Order for interim safeguards and security compensatory measures. Point Beach has also responded to NRC orders regarding security of independent spent fuel storage installations, design basis threat, and security officer training and work hours. We are currently unable to estimate the further impact, if any, that may result.

Used Nuclear Fuel Storage and Disposal:   Wisconsin Electric is authorized to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the Waste Act). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $193.2 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of December 2003, Wisconsin Electric has incurred damages in excess of $70 million, which it seeks to recover from the United States Department of Energy. Damages continue to accrue, and, accordingly, Wisconsin Electric expects to seek recovery of its damages in this lawsuit.

In January 2002, as required by the Waste Act, the Secretary of Energy notified the Governor of Nevada and the Nevada Legislature that he intended to recommend to the President that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. In February 2002, the Secretary provided the formal recommendation to the President. In a February 2002 letter to Congress, the President expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Waste Act. In April 2002, the Nevada Governor announced the state's official disapproval of the President's recommendation. In May 2002, the U.S. House of Representatives endorsed the President's recommendation to develop the Yucca Mountain site as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. In July 2002, the U.S. Senate approved Yucca Mountain as such a repository. The President signed the resolution in July 2002 which cleared the way for the United States Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress has generally stalled subsequent to the California price and supply problems in early 2001. The wide-spread outage in the eastern United States in August of 2003 further slowed the pace of electric industry restructuring. FERC continues to strongly support large Regional Transmission Organizations (RTOs), which will affect the structure of the wholesale market. The timeline for restructuring and retail access continues to be stretched out, and it is uncertain when retail access will happen in Wisconsin. Late in 2003 a federal energy bill containing changes that would impact the electric utility industry passed the U. S. House of Representatives, however it was not passed by the Senate. Major issues in industry restructuring like deregulating existing generation, unbundling transmission and generation from distribution costs, implementing RTOs, and market power mitigation received little attention in 2003. We continue to focus on infrastructure issues through our Power the Future growth strategy.

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
  Continued development of a regional independent electric transmission system operator; and
  Improvements to existing and addition of new electric transmission lines in the state.

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

As of January 1, 2002, Michigan retail customers of Wisconsin Electric and Edison Sault were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in the companies' service territories in Michigan has been limited. With the exception of one general inquiry, no alternate supplier activity has occurred in our service territories in Michigan, reflecting the small market area, our competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:   In 1999, the state of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation is not expected to have a material impact on Wisconsin Electric's business. Wisconsin Electric has one wholesale customer in Illinois, the City of Geneva, whose contract is scheduled to expire on December 31, 2005. However, Wisvest's wholly-owned subsidiary, Calumet Energy Team, LLC, does compete in the Illinois electric generation market with power produced from its 308-megawatt gas based peaking plant that entered commercial operation in 2002. We believe that the Illinois choice legislation will not materially affect Calumet Energy's operating results.

Electric Transmission

American Transmission Company:   Effective January 1, 2001, we transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to American Transmission Company LLC (ATC) in exchange for ownership interests in this new company. Joining ATC is consistent with the FERC's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Midwest ISO:   In connection with its role as a FERC approved RTO, the Midwest ISO is in the process of developing a bid-based energy market which is currently proposed to be implemented on December 1, 2004. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-atlantic states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR) which will be initially allocated by the Midwest ISO and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, the financial impact of the LMP congestion pricing system might have on Wisconsin Electric and Edison Sault. The Midwest ISO is currently deferring the costs to start-up its energy market (new software systems and personnel), but once the market is operational, these costs will be charged to customers.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO. It is unknown at this point what rate design will replace the license plate rate design or the impact that any new rate design will have on Wisconsin Electric and Edison Sault.

Lost Revenue Charges:   The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM Interconnection, LLC, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

In December 2003, Wisconsin Electric and Edison Sault, along with other entities, reached an agreement with the Midwest ISO and a consortium of companies referred to as the Grid America Companies on a lost revenue payment resulting from the Grid America Companies' decision to place their transmission facilities under the operational control of the Midwest ISO. Discussions as to appropriate lost revenue charges are currently ongoing with regard to several entities' decisions, including that of Commonwealth Edison Company, a transmission provider to Wisconsin Electric, to place their transmission facilities under the control of PJM.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Electric and Wisconsin Gas are unable to predict the impact of potential future deregulation on our results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation was applied to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. See "Note B -- Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for additional information. In December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods after March 15, 2004. While we are continuing to evaluate the impact of the application of these new rules, we anticipate we may have to consolidate some immateral equity method investments upon adoption of the final phase of Interpretation 46.

The FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act. In accordance with FSP 106 -1, we elected to defer recognition of the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. See "Note O -- Benefits" in the Notes to Consolidated Financial Statements in this report for additional information.

CRITICAL ACCOUNTING ESTIMATES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of our business, but on our results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2003, we had $612.3 million in regulatory assets and $887.7 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Valuation of Long-Lived Assets and Investments:   We evaluate the carrying value of our long-lived assets and our investments, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable. The review of assets for impairment requires significant assumptions regarding operating strategies and estimates of future cash flows. An estimate of future cash flows contains many significant assumptions including, but not limited to future price curves, future operating costs and the expected growth of the economy. A variation in an assumption could result in a different conclusion regarding the realizability of the asset.

In 2003 and 2002 we recorded impairment charges primarily related to long-lived assets and investments associated with our non-utility energy assets. See "Note D -- Asset Sales and Divestitures" in the Notes to Consolidated Financial Statements for further information. In determining the amount of impairment charges related to our non-utility energy assets, we considered the estimated length of time we expected to hold the assets and we estimated the current market value which would be realized upon sale of the assets based upon similar asset sales.

Pension and Other Post-retirement Benefits:   Our reported costs of providing non-contributory defined pension benefits (described in "Note O -- Benefits" in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers' Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

As of December 31, 2002, approximately 72% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2002, the funded status of our plans fell significantly due to the decline in the value of plan investments and due to the increase in the benefit obligation resulting from a lower discount rate. Our pension plans went from a $27 million overfunded status as of December 31, 2001 to a $218 million underfunded status as of December 31, 2002. As a result, we recorded a minimum pension liability of $113 million in December 2002. The regulators of our utility segment have adopted SFAS 87 and 88 for rate making purposes. As such, during 2002 we recorded a corresponding $288 million regulatory asset under SFAS 71 (see "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements) representing future pension costs expected to be recoverable in future rates.

As of December 31, 2003 approximately 76% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2003, the funded status of our plans recovered from the 2002 levels, but still remain $182 million underfunded. As a result, we recorded a minimum pension liability of $34 million in December 2003. We recorded a corresponding $189 million regulatory asset under SFAS 71 during 2003 (see "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements) representing future pension costs expected to be recoverable in future rates.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plan Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$3.7

0.5% decrease in rate of return on plan assets	$5.2

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in "Note O -- Benefits" in the Notes to Consolidated Financial Statements). We account for these plans in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility segment have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plan Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.4

0.5% decrease in health care cost trend rate	($1.6)

0.5% decrease in rate of return on plan assets	$0.6

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction

Goodwill and Other Intangible Assets:   As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002, we are required to perform annual assessments of our goodwill for impairment by applying fair-value-based tests. As of December 31, 2003, we had $835.9 million of goodwill on our balance sheet primarily attributable to our April 2000 acquisition of the gas utility and manufacturing businesses of Wicor, Inc. To perform our annual test of goodwill, we are required to make various assumptions including assumptions about the future profitability of our utility and manufacturing operations as compared to published projections for other similar businesses. A significant change in these markets or in our projections could result in the recognition of a goodwill impairment loss related to a decrease in the goodwill asset.

We reviewed our goodwill for impairment during the third quarter of 2003 as part of our annual test as required by SFAS 142. We determined that there were no impairments to the recorded goodwill balance for any of our reporting units.

In addition, SFAS 142 required the elimination of goodwill and indefinite-lived intangible asset amortization on January 1, 2002 which resulted in an increase in net income of $21.3 million for 2002. At this time, we are unable to predict whether any adjustments to goodwill and other intangible assets will occur in the future. For further information, see "Note B -- Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2003 of $3.3 billion included accrued utility revenues of $212 million at December 31, 2003.

Asset Retirement Obligations:   Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. SFAS 143 applies primarily to decommissioning costs for our utility energy segment's Point Beach Nuclear Plant. Using a discounted future cash flow methodology, we estimated that our nuclear asset retirement obligation was approximately $673 million at January 1, 2003. Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing. Assuming the following changes in key assumptions and holding all other assumptions constant, we estimate that our nuclear asset retirement obligation at January 1, 2003 would have changed by the following amounts:

Change in Assumption	Change in Liability

(Millions of Dollars)

1% increase in inflation rate	$226
1% decrease in inflation rate	($167)

0% probability of license extension	$138
100% probability of license extension	($24)

At January 1, 2004, we were unable to identify a viable market for or third party who would be willing to assume this liability. Accordingly, we used a market-risk premium of zero when measuring our nuclear asset retirement obligation. We estimate that for each 1% increment that would be included as a market-risk premium, our nuclear asset retirement obligation would increase by approximately $7.1 million.

For additional information concerning adoption of SFAS 143 and our estimated nuclear asset retirement obligation, see "Note B -- Recent Accounting Pronouncements" and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements.

Deferred Tax Assets Valuation Allowance:   At December 31, 2003, we had a valuation allowance of approximately $22 million related to state net operating loss carryforwards (state NOLs), of which $11 million relates to state NOLs of the parent company that begin to expire in 2006. The remainder of the allowance relates to state NOLs of various other non-utility subsidiaries. The state NOLs have been generated over a period of many years due to taxable losses in the separate state income tax returns. The losses at the Parent were primarily due to interest expense. We had established the valuation allowance against the state NOLs each year as the taxable losses occurred because management concluded that it was more likely than not that the state NOLs would not be realized prior to expiration.

The Power the Future generating units will be owned by our subsidiaries organized as LLCs. Once the plants become operational, taxable income or loss of the LLCs will flow through to and be reported in the separate state income tax return of the Parent. As a result, the Parent no longer expects to generate large state losses if all plants are in service. The determination of future state taxable income of the Parent is a significant estimate. Factors affecting the estimate include the ultimate resolution of legal challenges to the construction of the plants, amounts spent and timing for construction of the Power the Future generating units, the amount of debt and interest expense at the Parent and the consideration of available tax planning strategies. We concluded at December 31, 2003 it was more likely than not that all of the deferred tax assets related to state NOLs would expire before being realized.

If we would conclude in a future period that it was more likely than not that some or all of the state NOLs would be realized before expiration, generally accepted accounting principles would require that we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported as an increase or decrease in income.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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

  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of approval of the WICOR merger.
  The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.
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
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.
  Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.
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
  Factors which impede execution of our Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities and obtaining the investment capital from outside sources necessary to implement the strategy.

  Factors which impede execution of the sale of our Manufacturing Segment announced in February 2004, including receipt of necessary regulatory approvals.
  Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2003	2002	2001
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues
Utility energy	$3,263.9	$2,852.1	$2,964.8
Non-utility energy	14.4	167.2	337.3
Manufacturing	746.1	685.2	585.1
Other	29.9	31.7	41.3

Total Operating Revenues	4,054.3	3,736.2	3,928.5

Operating Expenses
Fuel and purchased power	570.8	594.1	660.1
Cost of gas sold	863.3	574.9	823.8
Cost of goods sold	557.6	513.2	434.7
Other operation and maintenance	1,051.5	1,046.1	978.3
Depreciation, decommissioning and amortization	332.3	320.6	342.1
Property and revenue taxes	82.4	87.8	84.6
Asset valuation charges, net	45.6	141.5	-

Total Operating Expenses	3,503.5	3,278.2	3,323.6

Operating Income	550.8	458.0	604.9

Other Income and Deductions
Interest income	2.9	5.8	18.2
Equity in earnings of unconsolidated affiliates	22.2	22.9	26.0
AFUDC-equity	5.1	4.3	1.9
Gain (loss) on asset sales	-	(3.6)	27.5
Other, net	13.3	14.5	(73.0)

Total Other Income and Deductions	43.5	43.9	0.6

Financing Costs
Interest expense	220.3	221.2	245.0
AFUDC-debt	(13.5)	(6.9)	(13.3)
Distributions on preferred securities of subsidiary trust	6.9	13.7	13.7
Preferred dividend requirement of subsidiary	1.2	1.2	1.2

Total Financing Costs	214.9	229.2	246.6

Income Before Income Taxes and the
Cumulative Effect of Change in Accounting Principle	379.4	272.7	358.9

Income Taxes	135.1	105.7	150.4

Income Before the Cumulative
Effect of Change in Accounting Principle	244.3	167.0	208.5
Cumulative Effect of Change in
Accounting Principle, Net of Tax	-	-	10.5

Net Income	$244.3	$167.0	$219.0

Earnings Per Share Before Change in Accounting Principle
Basic	$2.09	$1.45	$1.78
Diluted	$2.06	$1.44	$1.77

Earnings Per Share
Basic	$2.09	$1.45	$1.87
Diluted	$2.06	$1.44	$1.86

Weighted Average Common Shares Outstanding (Millions)
Basic	117.1	115.4	117.1
Diluted	118.4	116.3	117.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2003	2002

	(Millions of Dollars)

Property, Plant and Equipment
Utility energy	$7,890.4	$7,368.7
Non-utility energy	179.8	182.5
Manufacturing	188.9	164.5
Other	272.2	243.0
Accumulated depreciation	(3,090.4)	(2,891.8)

	5,440.9	5,066.9
Construction work in progress	302.2	274.0
Leased facilities, net	104.6	110.3
Nuclear fuel, net	78.4	63.2

Net Property, Plant and Equipment	5,926.1	5,514.4

Investments
Nuclear decommissioning trust fund	674.4	550.0
Investment in ATC	154.4	148.6
Other	122.8	158.0

Total Investments	951.6	856.6

Current Assets
Cash and cash equivalents	53.5	43.6
Accounts receivable, net of allowance for
doubtful accounts of $56.6 and $56.4	473.5	479.2
Accrued revenues	212.2	209.1
Materials, supplies and inventories	514.8	455.1
Prepayments	109.3	85.1
Deferred income taxes - current	62.8	59.1
Other	9.9	8.5

Total Current Assets	1,436.0	1,339.7

Deferred Charges and Other Assets
Regulatory assets	612.3	649.5
Goodwill, net	835.9	833.1
Other	263.8	284.3

Total Deferred Charges and Other Assets	1,712.0	1,766.9

Total Assets	$10,025.7	$9,477.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2003	2002

	(Millions of Dollars)
Capitalization
Common equity	$2,358.6	$2,139.4
Preferred stock of subsidiary	30.4	30.4
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debentures of the Company	-	200.0
Long-term debt	3,574.3	3,030.5

Total Capitalization	5,963.3	5,400.3

Current Liabilities
Long-term debt due currently	167.2	40.3
Short-term debt	609.9	953.1
Accounts payable	300.8	317.6
Payroll and vacation accrued	88.4	89.0
Taxes accrued - income and other	37.0	63.7
Interest accrued	35.8	36.7
Other	149.0	125.5

Total Current Liabilities	1,388.1	1,625.9

Deferred Credits and Other Liabilities
Regulatory liabilities	887.7	326.0
Asset retirement obligations	732.0	-
Cost of removal obligations	-	1,115.6
Deferred income taxes - long term	647.5	568.0
Accumulated deferred investment tax credits	66.0	70.9
Minimum pension liability	34.7	113.5
Other	306.4	257.4

Total Deferred Credits and Other Liabilities	2,674.3	2,451.4

Commitments and Contingencies (Note S)	-	-

Total Capitalization and Liabilities	$10,025.7	$9,477.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

2003	2002	2001
(Millions of Dollars)
Operating Activities
Net income	$244.3	$167.0	$219.0
Reconciliation to cash
Depreciation, decommissioning and amortization	383.4	361.8	377.5
Nuclear fuel expense amortization	25.3	27.3	32.3
Equity in (earnings) losses of unconsolidated affiliates	(22.2)	(22.9)	(26.0)
Asset valuation charges	59.4	141.5	-
Deferred income taxes and investment tax credits, net	70.9	(25.0)	(12.8)
Losses (gains) on asset sales	(13.8)	3.6	(27.5)
Accrued income taxes, net	(25.9)	30.7	(20.3)
Change in -	Accounts receivable and accrued revenues	2.6	(66.8)	187.5
Other accounts receivable	-	116.4	-
Inventories	(59.7)	10.2	(38.7)
Other current assets	(25.6)	7.6	62.4
Accounts payable	(16.8)	4.0	(119.2)
Other current liabilities	21.1	(1.9)	(108.6)
Other	(19.1)	(42.2)	45.0

Cash Provided by Operating Activities	623.9	711.3	570.6

Investing Activities
Capital expenditures	(659.4)	(556.8)	(672.5)
Acquisitions and investments	(7.6)	(39.7)	(35.7)
Proceeds from asset sales, net	55.9	310.0	294.4
Nuclear fuel	(38.3)	(20.7)	(9.9)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Other	(0.2)	(41.0)	(37.8)

Cash Used in Investing Activities	(667.2)	(365.8)	(479.1)

Financing Activities
Issuance of common stock	62.9	52.6	51.6
Repurchase of common stock	(6.8)	(52.3)	(133.6)
Dividends paid on common stock	(93.7)	(92.4)	(93.8)
Issuance of long-term debt	1,004.4	46.8	1,325.5
Retirement of long-term debt	(546.7)	(485.6)	(98.2)
Change in short-term debt	(343.2)	182.0	(1,124.7)
Other	(23.7)	-	(11.8)

Cash (Used in) Provided by Financing Activities	53.2	(348.9)	(85.0)

Change in Cash and Cash Equivalents	9.9	(3.4)	6.5

Cash and Cash Equivalents at Beginning of Year	43.6	47.0	40.5

Cash and Cash Equivalents at End of Year	$53.5	$43.6	$47.0

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$205.7	$235.6	$228.3
Income taxes (net of refunds)	$100.0	$90.9	$166.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
	Common	Other Paid	Retained	Other Comprehensive	Unearned	Stock Options
	Stock	In Capital	Earnings	Income (Loss)	Compensation	Exercisable	Total

	(Millions of Dollars)

Balance - December 31, 2000	$1.2	$833.3	$1,159.7	($2.9)	($3.9)	$29.4	$2,016.8
Net Income			219.0				219.0
Other comprehensive income
Foreign currency translation				(1.4)			(1.4)
Unrealized hedging losses				(6.5)			(6.5)

Comprehensive income (loss)	-	-	219.0	(7.9)	-	-	211.1
Common stock cash
dividends $0.80 per share			(93.8)				(93.8)
Common stock issued		51.6					51.6
Repurchase of common stock		(133.6)					(133.6)
Restricted stock awards					(1.6)		(1.6)
Amortization and forfeiture
of restricted stock					1.3		1.3
Stock options exercised		8.2				(8.2)	-
Tax benefit of stock options exercised		4.9					4.9
Other		(0.6)					(0.6)

Balance - December 31, 2001	1.2	763.8	1,284.9	(10.8)	(4.2)	21.2	2,056.1
Net Income			167.0				167.0
Other comprehensive income
Foreign currency translation				3.0			3.0
Minimum pension liability				(0.8)			(0.8)
Unrealized hedging gains				1.1			1.1

Comprehensive income	-	-	167.0	3.3	-	-	170.3
Common stock cash
dividends $0.80 per share			(92.4)				(92.4)
Common stock issued		52.6					52.6
Repurchase of common stock		(52.3)					(52.3)
Amortization and forfeiture
of restricted stock		(0.2)			0.9		0.7
Stock options exercised		10.2				(10.2)	-
Tax benefit of stock options exercised		4.5					4.5
Other		(0.1)					(0.1)

Balance - December 31, 2002	$1.2	$778.5	$1,359.5	($7.5)	($3.3)	$11.0	$2,139.4
Net Income			244.3				244.3
Other comprehensive income
Foreign currency translation				7.8			7.8
Minimum pension liability				1.3			1.3
Unrealized hedging gains				1.5			1.5

Comprehensive income	-	-	244.3	10.6	-	-	254.9
Common stock cash
dividends $0.80 per share			(93.7)				(93.7)
Common stock issued		62.9					62.9
Repurchase of common stock		(6.8)					(6.8)
Restricted stock awards					(2.8)		(2.8)
Amortization and forfeiture
of restricted stock		(0.3)			1.4		1.1
Stock options exercised		3.8				(3.8)	-
Tax benefit of stock options exercised		5.0					5.0
Other		(1.4)					(1.4)

Balance - December 31, 2003	$1.2	$841.7	$1,510.1	$3.1	($4.7)	$7.2	$2,358.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2003	2002
		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $.01 par value; authorized 325,000,000 shares;
outstanding - 118,425,546 and 116,027,724 shares		$1.2	$1.2
Other paid in capital		841.7	778.5
Retained earnings		1,510.1	1,359.5
Accumulated other comprehensive income (loss)		3.1	(7.5)
Unearned compensation - restricted stock awards		(4.7)	(3.3)
Stock options exercisable		7.2	11.0

Total Common Equity		2,358.6	2,139.4

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-
Wisconsin Gas
$.01 par value; authorized 3,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Company-obligated mandatorily redeemable preferred securities of subsidiary
trust holding solely debentures of the Company, 6.85% due 2039 (See Note B)		-	200.0

Long-Term Debt
First mortgage bonds
	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	-	100.0
	6.85% due 2021	-	9.0
	7-3/4% due 2023	-	100.0
	7.05% due 2024	-	60.0
	7.70% due 2027	-	200.0

Debentures (unsecured)
	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	2.1	2.8
	8-1/4% due 2022	-	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0
	6.60% due 2013	45.0	45.0
	4.50% due 2013	300.0	-
	5.625% due 2033	335.0	-
	5.20% due 2015	125.0	-

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION - (Cont'd)
December 31

		2003	2002
		(Millions of Dollars)
Long-Term Debt - (Cont'd)
Notes (secured, nonrecourse)
	2.915% variable rate due 2005 (a)	$6.8	$7.0
	6.36% effective rate due 2006	3.3	4.4
	6.90% due 2006	1.1	1.1
	7.125% due 2007	-	4.3
	3.12% variable rate due 2003-2009 (a)	4.7	4.2
	2% stated rate due 2011	1.3	1.3
	4.81% effective rate due 2030	2.0	-
	1.41% variable rate due 2023 (a)	16.0	-

Notes (unsecured)
	6.66% due 2003	-	10.6
	6-3/8% due 2005	65.0	65.0
	6.85% due 2005	10.0	10.0
	1.52% variable rate due 2006 (a)	1.0	1.0
	5.875% due 2006	550.0	550.0
	6.36% effective rate due 2006	3.6	4.8
	7.00% to 8.00% due 2001-2008	2.3	2.9
	5.50% due 2008	300.0	300.0
	6.21% due 2008	20.0	20.0
	6.48% due 2008	25.4	25.4
	5-1/2% due 2009	50.0	50.0
	6.50% due 2011	450.0	450.0
	6.51% due 2013	30.0	30.0
	1.52% variable rate due 2015 (a)	17.4	17.4
	1.25% variable rate due 2016 (a)	67.0	67.0
	6.94% due 2028	50.0	50.0
	1.52% variable rate due 2030 (a)	80.0	80.0
	6.20% due 2033	200.0	-

Junior subordinated debentures (unsecured)
	6.85% due 2039 (see Note B)	206.2	-

Obligations under capital leases		213.2	218.2
Unamortized discount, net and other		(31.9)	(35.6)
Long-term debt due currently		(167.2)	(40.3)

Total Long-Term Debt		3,574.3	3,030.5

Total Capitalization		$5,963.3	$5,400.3

(a)	Variable interest rate as of December 31, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Our consolidated financial statements include the accounts of Wisconsin Energy Corporation (Wisconsin Energy, the Company, Our, We or Us), a diversified holding company, as well as our principal subsidiaries in the following operating segments:

  Utility Energy Segment -- Consisting of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas Company (Wisconsin Gas) and Edison Sault Electric Company (Edison Sault); engaged primarily in the generation of electricity and the distribution of electricity and natural gas;
  Manufacturing Segment -- Consisting of WICOR Industries, LLC, an intermediate holding company, and its primary subsidiaries, Sta-Rite Industries, LLC, SHURflo, LLC and Hypro LLC; engaged in the manufacture of pumps as well as fluid processing and water filtration equipment; and
  Non-Utility Energy Segment -- Consisting primarily of W.E. Power, LLC (We Power); engaged principally in the design, development, construction and ownership of electric power generating facilities for long term lease to Wisconsin Electric, and Wisvest Corporation (Wisvest).

Our other non-utility subsidiaries include primarily Minergy Corp., which develops and markets renewable energy and recycling technologies, and Wispark LLC (Wispark), which develops and invests in real estate. We have eliminated all significant intercompany transactions and balances from the consolidated financial statements.

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

Reclassifications:   We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

The most significant reclassifications relate to the reporting of accumulated costs of removal which are non-legal retirement obligations and accumulated decommissioning costs accrued prior to January 1, 2003. Previously, these costs were included as components of accumulated depreciation.

Revenues:   We recognize energy revenues on the accrual basis and include estimated amounts for service rendered but not billed. Manufacturing revenues from product sales are recognized upon shipment. Our manufacturing segment estimates and records provisions for sales returns, allowances and original warranties in the period the sale is reported based upon experience.

Wisconsin Electric's rates include base amounts for estimated fuel and purchased power costs. It can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the Public Service Commission of Wisconsin (PSCW) and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates.

Wisconsin Electric's and Wisconsin Gas' retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

Property and Depreciation:   We record utility property, plant and equipment at cost. Cost includes material, labor, overheads and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

Our regulated utilities collect in their rates future removal costs for many assets that do not have an associated legal asset retirement obligation. We record a liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This liability was $571.1 million as of December 31, 2003 and is classified as a regulatory liability. The December 31, 2002 liability was $565.6 million and was classified in Cost of Removal Obligations.

We include capitalized software costs associated with our regulated operations in the subcaption "Utility Energy" under the caption "Property, Plant and Equipment" on the Consolidated Balance Sheets. As of December 31, 2003 and 2002, regulated capitalized software costs totaled $64.6 million and $68.9 million, respectively, of which approximately $0.1 million and $0.2 million is associated with non-utility companies as of December 31, 2003 and 2002, respectively.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.2% in 2003, 4.5% in 2002, and 4.6% in 2001. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F).

We record other property, plant and equipment at cost. Cost includes material, labor, overhead and capitalized interest. We charge additions to and significant replacements of property to property, plant and equipment at cost and we charge minor items to maintenance expense. Upon retirement or sale of other property and equipment we remove the cost and related accumulated depreciation from the accounts and include any gain or loss in "Other Income and Deductions - Gain (loss) on asset sales" in the Consolidated Income Statements.

Estimated useful lives for non-regulated assets are 3 to 10 years for manufacturing equipment, 3 to 28 years for other non-utility equipment, 2 to 5 years for software and 30 to 40 years for non-utility buildings.

For assets other than our regulated assets we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets. For manufacturing property, we primarily include depreciation expense in cost of goods sold.

Allowance For Funds Used During Construction:   Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. In the Consolidated Income Statements, we show the cost of borrowed funds (AFUDC-debt) as an offset to interest expense and include the return on stockholders' capital (AFUDC-equity) as an item of other income.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC-debt and equity at 10.18% during the periods reported.

In a rate order dated August 30, 2000, the PSCW authorized Wisconsin Electric to accrue AFUDC on all electric utility nitrogen oxide (NOx) remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on these projects. In addition, the August 2000 PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

As approved by the PSCW, Wisconsin Gas is allowed to accrue AFUDC on specific large construction projects at a rate of 10.32%.

Earnings Per Common Share:   We compute basic earnings per common share by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is less than basic earnings per share due to the potentially dilutive effects of stock options.

Materials, Supplies and Inventories:   Our inventory at December 31 consists of:

Materials Supplies and Inventories	2003	2002

	(Millions of Dollars)

Fossil Fuel	$108.0	$124.4
Natural Gas in Storage	184.4	91.9
Materials and Supplies	93.2	97.2
Manufacturing	129.2	141.6

Total	$514.8	$455.1

We price substantially all fossil fuel, materials and supplies and natural gas in storage inventories using the weighted-average method of accounting. Approximately 75% and 82% of the manufacturing inventories in 2003 and 2002 were priced using the last-in, first-out method (not in excess of the market), with the remaining inventories priced using the first-in, first-out method. If we had used the first-in, first-out method of accounting exclusively, manufacturing inventories would have been $0.3 million higher at December 31, 2003 and $0.3 million lower at December 31, 2002.

Goodwill and Long-Lived Assets:   Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses and has been amortized through 2001 on a straight-line basis over its estimated life, which was generally 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) which eliminated the annual amortization of goodwill. For further information, see Note I.

Regulatory Accounting:   Our utility energy segment accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific rate orders or by a generic order issued by our primary regulator. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. As of December 31, 2003, we had approximately $25.7 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2003	2002

	(Millions of Dollars)

Unrecognized pension costs (See Note O)	$189.4	$288.5
Deferred Income tax related (See Note E)	133.0	139.6
Deferred electric transmission costs	73.3	62.5
Environmental costs	55.6	46.9
Plant related -- capital lease (See Note K)	54.5	47.2
Post-retirement benefit costs	22.8	25.6
Bad debt costs	21.5	7.0
Debt redemption costs	18.3	-
Department of Energy assessments (See Note F)	10.7	13.3
Other, net	33.2	18.9

Total Regulatory Assets	$612.3	$649.5

Regulatory Liabilities	2003	2002

	(Millions of Dollars)

Cost of removal obligations	$571.1	$ -
Deferred pension - income	128.3	139.6
Income tax related (See Note E)	126.8	134.5
Conservation escrow	12.4	14.2
Derivatives	11.7	4.5
SO2 allowances	10.0	1.0
Other, net	27.4	32.2

Total Deferred Regulatory Liabilities	$887.7	$326.0

We recorded a minimum pension liability in 2003 and in 2002 to reflect the funded status of our pension plans (see Note O). We concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability that relate to our utility energy segment qualify as a regulatory asset. As a result, we recorded a pre-tax regulatory asset in the amount of $189.4 million and $288.5 million associated with our minimum pension liability as of December 31, 2003 and 2002, respectively.

In October 2002, the PSCW issued an order authorizing Wisconsin Electric to implement a surcharge for recovery of annual electric transmission costs projected through 2005. Recognizing the uncertainty of these transmission-related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. Wisconsin Electric is currently recovering incremental transmission costs from its customers. The difference between actual incremental transmission costs incurred and the amount being recovered goes to the escrow account. We have deferred a total of $73.3 million of electric transmission costs as a regulatory asset through December 31, 2003.

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2003, we have recorded $55.6 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $25.7 million of deferrals for actual remediation costs incurred and a $29.9 million accrual for estimated future site remediation (See Note S). We expect to include total actual remediation costs incurred in our next rate case at which time we would begin amortizing these costs over the following five years.

As of December 31, 2003, we have deferred a regulatory asset of approximately $21.5 million in total uncollectible accounts receivable representing unamortized 2002 escrowed amounts and 2003 incremental bad debt costs in excess of amounts in existing rates. During 2002, Wisconsin Gas expensed bad debt costs included in rates. If actual bad debt costs exceeded amounts allowed in rates, we escrowed these costs as a deferred regulatory asset for recovery in a future rate case. In October 2002, the PSCW issued an order which prospectively eliminated escrow accounting for the bad debts of Wisconsin Gas effective October 1, 2002. We expect to collect the escrowed balance of bad debts accumulated as of September 30, 2002 in future rates. However, future bad debt expense at Wisconsin Gas will no longer be subject to this separate true-up mechanism. In 2003, due to a combination of unusually high natural gas prices, the soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we experienced a significant increase in uncollectible accounts receivable. As a result, the PSCW approved our request effective in October 2003 for deferral of 2003 uncollectible accounts receivable in excess of amounts included in existing annual utility rates.

As permitted by our regulators, we account for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, we defer the costs associated with the redemption of utility debt to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt. At December 31, 2003, we have deferred approximately $18.3 million of net debt redemption costs as a regulatory asset and expect to fully amortize these costs through 2005.

In connection with the WICOR acquisition, we recorded the funded status of the Wisconsin Gas pension and post-retirement medical plans at fair value at the acquisition date. Due to the expected regulatory treatment of these items, we recorded a regulatory asset (Post-retirement benefit costs) and a regulatory liability (Deferred pension - income) that is being amortized over an average remaining service life of 15 years ending 2015.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, use of financial instruments is limited. For further information, see Notes N and M.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our principal utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations.

Asset Retirement Obligations:   In June 2001, the FASB issued SFAS No 143, Accounting for Asset Retirement Obligations. We adopted SFAS 143 effective January 1, 2003. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143.

Impairment or Disposal of Long Lived Assets:   We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less costs to sell. As of December 31, 2003, we had no assets classified as Held for Sale. In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted January 1, 2002. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. For further information, see Notes D and T.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method.

Income Taxes:   We file a consolidated Federal income tax return. Accordingly, we allocate Federal current tax expense benefits and credits to our subsidiaries based on their separate tax computations.

Stock Options:   We account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) and adopted the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123 (See Note G).

Nuclear Fuel Amortization:   We lease our nuclear fuel and amortize the fuel inventory to fuel expense as the power is generated, generally over a period of 60 months.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Financial Instruments with Characteristics of both Liabilities and Equity:   We adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the FASB in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. Our Trust Preferred Securities (see Note J), previously separately classified in the capitalization section of our balance sheet, fell within the scope of SFAS 150. Effective for the quarterly period ending September 30, 2003, we began classifying our $200 million of outstanding Trust Preferred Securities as long-term debt on our balance sheet. In addition, we began prospectively classifying our associated dividends ($13.7 million on an annualized basis) as interest expense on our income statements. As required by SFAS 150, we did not reclassify our Trust Preferred Securities as long-term debt on the December 31, 2002 balance sheet.

Variable Interest Entities:   In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods after March 15, 2004. While we are continuing to evaluate the impact of the application of these new rules, we anticipate that we may have to consolidate some immateral equity method investments upon adoption of the final phase of FIN 46 in the first quarter of 2004.

Our Trust Preferred Securities, classified as long-term debt on our September 30, 2003 balance sheet, fall within the scope of Interpretation 46. The Trust that issued our Trust Preferred Securities is a variable interest entity under FIN 46, but we are not the primary beneficiary. As a result, when we adopted FIN 46 for special purpose entities effective for the quarterly period ending December 31, 2003 we deconsolidated the Trust. With this change in financial statement presentation, we began prospectively reporting on our balance sheet our investment in the trust of $6.2 million and long-term debt of $206.2 million of junior subordinated debentures payable to the trust instead of the trust's $200 million of outstanding Trust Preferred Securities. In addition, we prospectively began reporting $14.1 million of annual interest expense on the junior subordinated debentures and $0.4 million of equity in the unconsolidated earnings of the trust on our 2004 income statements and statements of cash flows instead of $13.7 million of distributions on the Trust Preferred Securities.

Derivative Instruments:   We adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by FASB in April 2003, amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and other FASB projects dealing with financial instruments. See Note M for further information.

Pension and Other Post-retirement Benefit Plans:   We adopted SFAS 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, in December 2003. SFAS 132, which was issued by FASB in December 2003, replaces existing FASB disclosure requirements for defined benefit plans. In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other post-retirement benefit costs on a quarterly basis (See Note O).

C -- MERGERS AND ACQUISITIONS

Manufacturing Segment

During 2003 and 2002, we completed acquisitions of several relatively small manufacturing companies. The aggregate purchase price for these transactions was approximately $4 million and $17 million, respectively. We financed these purchases using corporate working capital and short-term borrowings. We accounted for these acquisitions as purchases, and the acquired companies' results of operations are included in our consolidated financial statements from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets of the acquired companies was approximately $0.3 million which we recorded as other intangibles in 2003 and $2 million which we recorded as goodwill and other intangibles in 2002. Due to the immaterial nature of the transactions, we have not presented pro forma financial information.

D -- ASSET SALES AND DIVESTITURES

We have been pursuing a corporate strategy since September 2000, which, among other things, identified the divestiture of non-core investments. These assets primarily related to non-utility energy investments and real estate. As discussed in Note T, in February 2004, we announced that we reached an agreement to sell our manufacturing segment.

During 2003, we sold our investment in two energy marketing companies, a small investment in assets of a Minergy Corp. project, a 500 megawatt natural gas power island and miscellaneous small real estate and other sales. These sales resulted in net cash proceeds of approximately $56 million. In addition, we received $15 million in dividends from certain of these companies at closing, and we expect to receive $32 million in tax benefits. In addition, during 2003 we wrote-off our remaining investment in Androscoggin LLC, an independent power project. The combination of our asset sales and asset write-down resulted in a pre-tax charge of $45.6 million during 2003.

During 2002, we completed the sale of Wisvest - Connecticut LLC, which resulted in net cash proceeds of approximately $220 million. In addition, during 2002 we also recorded pre-tax impairment charges of $125.1 million related to the decline in value in non-utility energy assets and $16.4 million related to a decline in a venture capital investment.

During 2001, we completed the sale of a meter services company, and an investment in Blythe Energy LLC, an independent power project. These sales resulted in after-tax gains of approximately $16.5 million. In addition, during 2001, we recorded a non-cash charge of $0.21 per share, related to the decline in the value of a venture capital investment.

Effective January 1, 2001, Wisconsin Electric and Edison Sault transferred electric utility transmission system assets with a net book value of approximately $254.9 million to American Transmission Company LLC (ATC) in exchange for an ownership interest in this new company. No gain or loss was recorded in this transaction. During 2001, ATC issued debt and distributed $119.8 million of cash back to Wisconsin Electric and Edison Sault as a partial return of the original equity contribution. As of December 31, 2003 and 2002, we had a total ownership interest of approximately 39.4% and 42.5%, respectively, in ATC. We are represented by one out of fourteen ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 8% of the voting control. We account for our investment in ATC under the equity method.

As of December 31, 2003, we had approximately $171.0 million of non-utility energy assets, excluding We Power. Based upon projections of the expected undiscounted cash flows from these assets, we have concluded that we will recover our non-utility energy asset investments. However, the values that could be realized if we immediately disposed of certain of these assets are believed to be less than their carrying amounts.

E -- INCOME TAXES

We follow the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2003	2002	2001

	(Millions of Dollars)

Current tax expense	$112.3	$153.0	$163.2
Deferred income taxes, net	27.7	(42.4)	(7.8)
Investment tax credit, net	(4.9)	(4.9)	(5.0)

Total Income Tax Expense	$135.1	$105.7	$150.4

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2003		2002		2001

		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$132.8	35.0%	$96.5	35.0%	$125.6	35.0%
State income taxes
net of federal tax benefit	23.6	6.2%	22.4	8.1%	26.3	7.3%
Investment tax credit restored	(4.9)	(1.3%)	(4.9)	(1.8%)	(5.0)	(1.4%)
Amortization of goodwill	-	-	-	-	6.6	1.8%
Historical rehabilitation credits	(3.3)	(0.9%)	(6.0)	(2.2%)	-	-
Other, net	(13.1)	(3.4%)	(2.3)	(0.3%)	(3.1)	(0.8%)

Total Income Tax Expense	$135.1	35.6%	$105.7	38.8%	$150.4	41.9%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)

Deferred Income Taxes	2003	2002	2003	2002

	(Millions of Dollars)

Property-related	$ -	$ -	$774.5	$691.9
Construction advances	-	-	(82.9)	(75.7)
Decommissioning trust	-	-	(65.5)	(59.0)
Contested liability payment	-	(2.4)	-	-
Recoverable gas costs	1.5	3.7	-	-
Uncollectible account expense	17.9	17.7	-	-
Employee benefits
and compensation	14.0	16.6	9.0	(0.2)
Asset impairment charge	10.7	10.8	-	-
State NOL's	-	-	(22.5)	(24.0)
Valuation allowance	-	-	22.5	24.0
Other	18.7	12.7	12.4	11.0

Total Deferred Income Taxes	$62.8	$59.1	$647.5	$568.0

Our regulated subsidiaries have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A). We had not recorded $22.5 and $24.0 million of tax benefits as of December 31, 2003 and 2002 primarily related to state loss carryforwards due to the uncertainty of the ability to benefit from these losses in the future. These loss carryforwards begin to expire in 2006 and have been reduced by a valuation allowance.

F -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company (NMC), a company that, as of December 31, 2003, provides services to eight nuclear generating units in the Midwest. NMC is owned by our wholly owned subsidiary WEC Nuclear Corporation and the affiliates of four other unaffiliated investor-owned utilities in the region. We currently expect the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2. NMC filed an application in February 2004 with the NRC to renew the operating licenses for both of Wisconsin Electric's nuclear reactors for an additional 20 years.

Nuclear Insurance:   The Price-Anderson Act, as it applies to Point Beach, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.7 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.4 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited (NEIL), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $14.9 million.

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

Nuclear Decommissioning:   We record decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning expense was $17.6 million for each of the years ended 2003, 2002 and 2001. As of December 31, 2003 and 2002, we had the following investments in Nuclear Decommissioning Trusts, stated at fair value.

	2003	2002

	(Millions of Dollars)

Funding and Realized Earnings	$485.2	$458.6
Unrealized Gains	189.2	91.4

Total	$674.4	$550.0

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund are determined on the basis of specific identification; net unrealized holding gains on the fund are recorded as part of the fund. We record realized and unrealized fund earnings as a regulatory liability.

As of December 31, 2002, we had accrued decommissioning costs of $550.0 million. These amounts were included on the 2002 consolidated balance sheet as a long-term liability under Cost of Removal Obligations . Beginning January 1, 2003, we adopted SFAS 143, Accounting for Asset Retirement Obligations. Under SFAS 143, we recorded a liability on our balance sheet for the net present value of the expected cash flows associated with our legal obligation to decommission our nuclear plants and reclassified non-legal removal obligations from cost of removal obligations to regulatory liabilities. Under SFAS 71, Accounting for the Effects of Certain Types of Regulation, we recorded a regulatory asset for the amounts that the Asset Retirement Obligation liability exceeded amounts collected in rates and cumulative investment gains. In the future, if the SFAS 143 liability is less than the amounts funded, we would expect to record a regulatory liability for the difference based on the expected rate treatment from our primary regulator. For further information on our asset retirement obligations see Note H.

The asset retirement liability as calculated under SFAS 143 is based on several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is performed and the discount rate applied to future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes. For the SFAS 143 calculation, we assumed an 85% probability of plant license renewal based strictly on industry averages. The SFAS 143 liability as of December 31, 2003 is approximately $732 million.

In 2002, we engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the SFAS 143 liability. The 2002 site specific study estimated that the cost to decommission the plant in 2003 year dollars was approximately $1.1 billion. The differences between the regulatory funding liability and the SFAS 143 liability are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows.

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, we do not expect to make any nuclear decommissioning expenditures in excess of $1.0 million before the year 2009.

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund (D&D Fund) for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2003, Wisconsin Electric recorded its remaining estimated liability equal to projected special assessments of $8.0 million. An associated deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next four years ending in 2007.

G -- COMMON EQUITY

Common Stock Repurchase Plan:   The Board of Directors approved a common stock repurchase plan which as amended, authorized us to purchase up to $400 million of our shares of common stock in the open market through December 31, 2004. Through December 31, 2003 we purchased and retired approximately 13.4 million shares of common stock for $293.6 million.

We issued approximately 2.7 million new shares of common stock each year during 2003, 2002 and 2001. These shares were primarily issued through employee benefit plans and the dividend reinvestment plan. Proceeds totaled approximately $62.9 million, $52.6 million, and $51.6 million during 2003, 2002, and 2001, respectively. In February 2004, we announced that we did not expect to issue new shares under these programs; rather we instructed the plan agents to begin purchasing the shares in the open market in lieu of issuing new shares.

Stock Option Plans and Restricted Stock:   Our 1993 Omnibus Stock Incentive Plan (OSIP), as approved by stockholders, enables us to provide a long-term incentive, through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees of the Company and its subsidiaries. In May 2001, the OSIP was amended to increase the number of shares reserved for issuance from 4.0 million to 20.0 million and to extend the expiration date to 2011.

The OSIP provides for the granting of stock options, stock appreciation rights, stock awards and performance units during the ten-year extension of the plan. Awards may be paid in common stock, cash or a combination thereof. No stock appreciation rights have been granted to date.

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The stock options generally vest on a straight line basis over a four year period and expire no later than eleven years from the date of grant.

The following is a summary of our stock options issued through December 31, 2003. In addition to the OSIP, the table below reflects our assumption of former WICOR options in 2000, which were converted into options to purchase shares of Wisconsin Energy common stock on the same terms and conditions as were applicable under these WICOR options.

	2003		2002		2001

Stock Options	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1	8,307,190	$21.21	7,135,463	$19.16	6,216,835	$17.81
Granted	2,913,289	$26.05	2,465,815	$22.88	2,168,825	$20.94
Exercised	(1,357,197)	$19.55	(1,284,500)	$13.47	(990,136)	$13.36
Forfeited	(39,347)	$21.97	(9,588)	$24.38	(260,061)	$23.81

Outstanding at December 31	9,823,935	$22.87	8,307,190	$21.21	7,135,463	$19.16

Exercisable at December 31	4,303,482	$21.25	4,267,604	$20.56	3,724,398	$17.45

Following its normal schedule of awarding options, on January 2, 2004, the Board of Directors awarded 1,847,585 additional stock options to our officers and key employees with an exercise price of $33.45 per option.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Average			Average
		Exercise	Life		Exercise
Range of Exercise Prices	Number	Price	(years)	Number	Price

$8.99 to $19.97	1,770,499	$17.09	3.0	1,565,477	$16.71
$20.39 to $21.98	1,901,505	$20.95	7.2	1,054,419	$21.02
$22.66 to $24.58	2,215,383	$22.66	7.9	772,776	$22.67
$25.19 to $27.65	3,155,198	$25.69	8.3	529,460	$26.98
$29.13 to $31.07	781,350	$29.87	6.7	381,350	$29.64

	9,823,935	$22.87	6.9	4,303,482	$21.25

We apply APB 25 and related interpretations when accounting for our stock option plans and have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	4.5%	5.6%	5.5%
Dividend yield	3.1%	3.5%	3.8%
Expected volatility	25.73%	25.5%	23.5%
Expected life (years)	10	10	10
Pro forma weighted average fair
value of our stock options granted	$7.04	$6.25	$5.04

As described more fully in the following table, our diluted earnings would have been reduced by $0.06, $0.05 and $0.03 per share, respectively had we expensed the 2003, 2002 and 2001 grants for stock-based compensation plans under SFAS 123.

	2003	2002	2001

	(Millions of Dollars, Except Per Share Amounts)

Net Income
As reported	$244.3	$167.0	$219.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$0.7	$0.3	$0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$8.5	$5.3	$3.1

Pro forma	$236.5	$162.0	$216.2

Basic Earnings Per Common Share
As reported	$2.09	$1.45	$1.87
Pro forma	$2.02	$1.40	$1.85

Diluted Earnings Per Common Share
As reported	$2.06	$1.44	$1.86
Pro forma	$2.00	$1.39	$1.83

We have granted restricted shares of common stock to certain key employees. The following restricted stock activity occurred during 2003, 2002 and 2001:

	2003		2002		2001

Restricted Shares	Number of Shares	Weighted- Average Market Price	Number of Shares	Weighted- Average Market Price	Number of Shares	Weighted- Average Market Price

Outstanding at January 1	219,052		243,941		204,941
Granted	104,500	$27.72	-	-	77,650	$20.39
Released / Forfeited	(28,632)	$22.84	(24,889)	$20.64	(38,650)	$22.54

Outstanding at December 31	294,920		219,052		243,941

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, we record the market value of the restricted stock awards on the date of grant as a separate unearned compensation component of common stock equity and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

On January 2, 2004, the Board also granted 159,159 deferred stock units identified as performance shares to executive officers and other key employees. These awards provide for the issuance of Common Stock based on certain management objectives achieved by the performance period ending December 31, 2006. Prospective compensation cost relating to the performance shares will be recorded based on the quoted market price of our common stock at the end of the reporting period.

H -- ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach). Prior to January 2003, we recorded a long-term liability for accrued nuclear decommissioning costs.(see Note F).

SFAS 143 also applies to a smaller extent to several other utility assets including the dismantlement of certain hydro facilities and the removal of certain coal handling equipment and water intake facilities located on lakebeds. We have not recorded any asset retirement obligations for the removal of the coal handling equipment or for the water intake facilities located on lakebeds because the associated liability cannot be reasonably estimated.

During the second quarter of 2003, Wisconsin Electric signed an agreement to lease the site of its existing coal-based Port Washington Power Plant to We Power, which is constructing and will own a new gas-fired generating station at the site as part of our Power the Future program. The terms of the lease call for Wisconsin Electric to raze the existing facilities at the site by the spring of 2006. Accordingly, we recorded an asset retirement obligation and corresponding plant asset in the amount of $14.9 million.

If we had adopted SFAS 143 at the beginning of fiscal 2002, we would have reported the following asset retirement obligations on our Consolidated Balance Sheets in "Deferred Credits and Other Liabilities" as of December 31:

	2003	2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$732.0	$ -
Pro forma	$732.0	$675.4

The following table presents the change in our asset retirement obligations during 2003.

	Balance at 12/31/02	Initial Adoption	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/03
	(Millions of Dollars)

Wisconsin Energy	$ -	$675.4	$14.9	$0.8	$35.2	$7.3	$732.0

I -- GOODWILL AND INTANGIBLE ASSETS

We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization. However, goodwill along with other intangibles are subject to new fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected as a change in accounting principle upon adoption and in operating expense in subsequent periods.

We assess the fair value of our SFAS 142 reporting units by considering future discounted cash flows. This analysis is supplemented with a comparison of fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2003 impairment test date for any of our reporting units.

The following table presents pro forma net income, basic earnings per share and diluted earnings per share as if SFAS 142 had been adopted at the beginning of fiscal 2001.

2001	Net Income	Basic EPS	Diluted EPS

	(Millions of Dollars)

Reported	$219.0	$1.87	$1.86
Pro forma	$240.2	$2.05	$2.04

The following table presents the details of our identifiable intangible assets which are included on the consolidated balance sheets in "Other Assets".

	Gross Value	Accumulated Amortization	Net Book Value

December 31, 2003	(Millions of Dollars)

Total amortizable intangible assets	$21.6	$7.8	$13.8
Total non-amortizable intangible assets	54.8	2.1	52.7

Total intangible assets	$76.4	$9.9	$66.5

December 31, 2002

Total amortizable intangible assets	$21.3	$6.2	$15.1
Total non-amortizable intangible assets	54.7	2.1	52.6

Total intangible assets	$76.0	$8.3	$67.7

The amount of amortization expense included in operating income for identifiable intangibles was $1.6 million for 2003 and 2002 and $2.9 million in 2001. We estimated that our future annual intangible amortization expense will be $1.6 million per year for the years 2004 through 2006 and $1.2 million for the years 2007 through 2008.

The following table presents the changes in our goodwill during fiscal 2003:

Reporting Unit	Balance at Dec 31, 2002	Acquired	Adjustments (a)	Balance at Dec 31, 2003

	(Millions of Dollars)
Utility Energy	$442.9	$ -	$ -	$442.9
Manufacturing	390.2	-	2.8	393.0

	$833.1	$ -	$2.8	$835.9

(a)	The adjustment for our manufacturing reporting unit includes $1.7 million of purchase accounting adjustments and $1.1 million of currency translation adjustments.

J -- TRUST PREFERRED SECURITIES

In March 1999, WEC Capital Trust I, a Delaware business trust of which we own all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206.2 million of 6.85% junior subordinated debentures issued by us and due March 31, 2039. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. WEC Capital Trust I had been consolidated into our financial statements prior to adoption of Interpretation 46. For further information on adoption of Interpretation 46 see Note B above.

Prior to December 31, 2003, we treated WEC Capital Trust I as a subsidiary of ours and consolidated its accounts into our financial statements. The Trust Preferred Securities were presented as a separate line item in our balance sheets and we reported distributions on the Trust Preferred Securities as an expense.

In December 2003, the FASB issued a revised version of Interpretation 46, Consolidation of Variable Interest Entities. This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. Interpretation 46 became effective in the first reporting period ending after December 15, 2003 for entities commonly referred to as special-purpose entities.

We determined that WEC Capital Trust I is a special-purpose entity that falls under the scope of Interpretation 46 but that we are not the primary beneficiary of the trust. As a result, we discontinued consolidating WEC Capital Trust I's financial statements effective December 31, 2003. See Note B for information on the impacts to our financial statements.

For tax purposes, we are allowed to deduct an amount equal to the distributions on the trust preferred securities. We may elect to defer interest payments on the debentures for up to 20 consecutive quarters, causing corresponding distributions on the trust preferred securities to also be deferred. In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts.

We called all of the $200 million of Trust Preferred Securities in February  2004. We have entered into a limited guarantee of payment of distributions, redemption payments and payments in liquidation with respect to the trust preferred securities. This guarantee, when considered together with our obligations under the related debentures and indenture and the applicable declaration of trust, provide a full and unconditional guarantee by us of amounts due on the outstanding trust preferred securities.

K -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2003, the maturities and sinking fund requirements through 2008 and thereafter for the aggregate amount of our long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)
2004	$ 144.9
2005	87.3
2006	756.8
2007	2.0
2008	347.0
Thereafter	2,222.2

Total	$3,560.2

Sinking fund requirements for the years 2004 through 2008, included in the preceding table, are $9.0 million. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In March 2003, we sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under a shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of our outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003 and to fund the early redemption in August 2003 of another $60 million debt issue.

In October 2003, Wisconsin Electric funded the early redemption of $9 million of 6.85% First Mortgage Bonds.

In December 2003, Wisconsin Gas sold $125 million of unsecured 5.20% debentures due 2015. These securities were issued under an existing $200 million shelf registration statement filed with the SEC. The proceeds of the offering were used to repay short-term debt.

In January 2002, we redeemed $100 million of 8-3/8% first mortgage bonds due 2026 and $3.4 million of 9-1/8% first mortgage bonds due 2024. Early redemption of this long-term debt was financed through the issuance of short-term commercial paper.

Obligations Under Capital Leases:   In 1997, Wisconsin Electric entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant's electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $23.4 million, $22.3 million and $21.5 million in minimum lease payments during 2003, 2002, and 2001, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see deferred regulatory asset - other property related - capital lease in Note A). Due to the timing of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced to zero over the remaining life of the contract.

Wisconsin Electric also has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust) which is treated as a capital lease. We lease and amortize the nuclear fuel to fuel expense as power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event that Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings that finance the investment in nuclear fuel. We included $1.4 million of interest expense on the nuclear fuel lease in fuel expense during 2003, as well as $1.9 million during 2002 and $3.3 million during 2001.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2003	2002

	(Millions of Dollars)

Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(35.7)	(30.0)

Total Leased Facilities	$104.6	$110.3

Nuclear Fuel
Under capital lease	$115.9	$118.4
Accumulated amortization	(67.0)	(63.7)
In process/stock	29.5	8.5

Total Nuclear Fuel	$ 78.4	$ 63.2

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2003 are as follows:

Capital Lease Obligations	Purchase Power Commitment	Nuclear Fuel Lease	Total

	(Millions of Dollars)

2004	$ 29.0	$ 23.6	$ 52.6
2005	30.1	18.3	48.4
2006	31.2	10.2	41.4
2007	32.4	4.2	36.6
2008	33.6	2.9	36.5
Thereafter	403.8	-	403.8

Total Minimum Lease Payments	560.1	59.2	619.3
Less: Estimated Executory Costs	(118.5)	-	(118.5)

Net Minimum Lease Payments	441.6	59.2	500.8
Less: Interest	(282.5)	(5.1)	(287.6)

Present Value of Net
Minimum Lease Payments	159.1	54.1	213.2
Less: Due Currently	-	(22.3)	(22.3)

	$159.1	$ 31.8	$190.9

L -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2003		2002

Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars)

Banks
Domestic subsidiaries	$ -	- %	$ 50.0	1.29%
Foreign subsidiaries	19.1	3.05%	24.5	3.71%
Commercial paper	590.8	1.18%	878.6	1.46%

	$609.9	1.24%	$953.1	1.51%

On December 31, 2003, we had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. We had approximately $610 million of total consolidated short-term debt outstanding on such date. Our bank back-up credit facilities mature beginning April 2004 through April 2006.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require the companies to maintain a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

Wisconsin Energy's bank back-up credit facilities require us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense. For the twelve months ended December 31, 2003 we were in compliance.

M -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, which requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisvest-Connecticut LLC, a wholly-owned subsidiary of Wisvest, which was sold December 6, 2002, had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. For the year ended December 31, 2002, we recorded non-cash, after tax income of $12.7 million or $0.11 per share to reflect the changes in fuel oil prices during the year and the settlement of transactions. For the year ended December 31, 2001, our adoption of SFAS 133 resulted in an increase in net income of $10.5 million or $0.09 per share reported as a cumulative effect of a change in accounting principle and a subsequent recording of a non-cash, after tax charge of $22.4 million or $0.20 per share to reflect the change in oil prices and the settlement of transactions during 2001.

We have a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized to manage the cost of gas. Changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income are reported in earnings. The ineffective portion of the derivative's change in fair value is recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2003 and 2002 the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which we are hedging our exposure to the variability in future cash flows of forecasted transactions as of December 31, 2003 was four months, and as of December 31, 2002 was seven months.

We adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by the FASB in April 2003, amends Statement 133 for certain decisions made by FASB dealing with financial instruments. This Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. Upon adoption of SFAS 149 prospectively any forward commodity contracts, other than electric power contracts that meet the qualification of a capacity contract, that are subject to unplanned netting, qualify as derivatives and any changes in fair value of the derivative is to be recorded currently in earnings. However, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities for any energy-related contracts in the regulated electric operations that qualify as derivatives.

During March 2003, we settled several treasury lock agreements entered into earlier in the quarter and during the third-quarter of 2002 to mitigate interest risk associated with the issuance of $200 million of long-term unsecured senior notes in March 2003. As these agreements qualified for cash flow hedging accounting treatment under FAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and will be amortized as an increase to Interest expense over the same period in which the interest cost is recognized in income.

We reclassified $0.8 million in treasury lock agreement settlement payments deferred in Accumulated Other Comprehensive Income, as an increase to Interest expense for the year ended December 31, 2003. We estimate that during the next twelve months, $0.9 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings. We reclassified $0.7 million to interest expense for the year ended December 31, 2002.

N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2003		2002

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Nuclear decommissioning trust fund	$674.4	$674.4	$550.0	$550.0
Preferred stock, no redemption required	$30.4	$20.9	$30.4	$17.5
Trust preferred securities	$ -	$ -	$200.0	$201.0
Long-term debt including
current portion	$3,560.2	$3,703.7	$2,888.2	$3,042.3

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. Our Trust Preferred Securities had been consolidated into our financial statements prior to adoption of Interpretation 46 (see Note B and Note J). The fair value of our long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2003.

O -- BENEFITS

Pensions and Other Post-retirement Benefits:   We have funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

We also have other post-retirement benefit plans covering substantially all of our employees. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

				Other Post-retirement
	Pension Benefits			Benefits

Status of Benefit Plans	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,079.4	$1,035.8	$998.5	$348.3	$279.9	$244.7
Service cost	32.4	23.6	23.9	11.0	8.2	6.8
Interest cost	72.2	73.0	73.7	23.6	21.1	18.7
Plan participants' contributions	-	-	-	1.4	7.4	6.0
Plan amendments	20.1	(1.2)	0.2	5.1	2.3	-
Actuarial loss	38.5	38.4	20.5	15.5	54.6	25.5
Acquisitions / divestitures	-	(20.3)	-	-	(1.9)	-
Benefits paid	(63.8)	(69.9)	(81.0)	(17.5)	(23.3)	(21.8)

Benefit Obligation at December 31	$1,178.8	$1,079.4	$1,035.8	$387.4	$348.3	$279.9

Change in Plan Assets
Fair Value at January 1	$861.2	$1,062.7	$1,224.8	$137.8	$148.8	$149.8
Actual earnings (loss) on plan assets	196.7	(127.5)	(83.4)	24.7	(11.1)	(0.9)
Employer contributions	2.3	7.9	2.3	20.4	17.2	15.7
Plan participants' contributions	-	-	-	1.4	7.4	6.0
Acquisitions / divestitures	-	(12.0)	-	-	(1.2)	-
Benefits paid	(63.8)	(69.9)	(81.0)	(17.5)	(23.3)	(21.8)

Fair Value at December 31	$996.4	$861.2	$1,062.7	$166.8	$137.8	$148.8

Funded Status of Plans
Funded status at December 31	($182.3)	($218.1)	$26.9	($220.6)	($210.4)	($131.1)
Unrecognized
Net actuarial loss	328.8	402.6	142.2	130.4	136.8	63.6
Prior service cost	38.2	22.9	27.3	6.9	2.4	0.3
Net transition (asset) obligation	(2.3)	(4.6)	(6.9)	14.2	15.8	17.4

Net Asset (Accrued Benefit Cost)	$182.4	$202.8	$189.5	($69.1)	($55.4)	($49.8)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$51.4	$43.4	$229.9	$49.9	$49.7	$47.5
Accrued benefit cost	(60.9)	(38.9)	(40.4)	(119.0)	(105.1)	(97.3)
Minimum liability	(34.7)	(113.5)	-	-	-	-
Intangible asset	37.2	23.3	-	-	-	-
Regulatory asset (See Note A)	189.4	288.5	-	-	-	-

Net amount recognized at end of year	$182.4	$202.8	$189.5	($69.1)	($55.4)	($49.8)

The accumulated benefit obligation for all defined benefit plans was $1,080.5 million and $997.1 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

	2003	2002

	(Millions of Dollars)

Projected benefit obligation	$1,083.7	$995.4
Accumulated benefit obligation	$997.1	$939.7
Fair value of plan assets	$926.9	$802.1

Additional Information	2003	2002

	(Millions of Dollars)
Increase (decrease) in minimum liability included in a combination of other
comprehensive income and regulatory assets	($78.8)	$113.5

The components of net periodic pension and other post-retirement benefit costs are:

				Other Post-retirement
Benefit Plan Cost Components	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Net Periodic Benefit Cost (Income)
Service cost	$32.4	$23.6	$23.9	$11.0	$8.2	$6.8
Interest cost	72.2	73.0	73.7	23.6	21.1	18.7
Expected return on plan assets	(94.5)	(101.1)	(105.0)	(11.6)	(12.6)	(13.0)
Amortization of:
Transition (asset) obligation	(2.3)	(2.3)	(2.3)	1.6	1.6	1.6
Prior service cost	4.9	3.4	3.5	0.7	0.2	0.1
Actuarial loss (gain)	4.6	3.5	1.1	8.8	4.7	1.5

Net Periodic Benefit Cost (Income)	$17.3	$0.1	($5.1)	$34.1	$23.2	$15.7

Weighted-Average assumptions used to
determine benefit obligations at Dec 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.0 to	4.0 to	4.0 to	4.0 to	4.0 to	4.0 to
	5.0	5.0	5.0	5.0	5.0	5.0
Weighted-Average assumptions used to
determine net cost for year ended Dec 31
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to	4.0 to	3.0 to	4.0 to	4.0 to	3.0 to
	5.0	5.0	5.0	5.0	5.0	5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for
next year	N/A	N/A	N/A	10	10	9
Rate that the cost trend rate gradually
declines to	N/A	N/A	N/A	5	5	5
Year that the rate reaches the rate it is
assumed to remain at	N/A	N/A	N/A	2009	2008	2007

The expected long-term rate of return on plan assets was 9% in 2003 and 2002. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use various Employees' Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, we have calculated our post-retirement benefit costs in accordance with SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. These costs are recoverable from the utility customers of Wisconsin Electric, Wisconsin Gas and Edison Sault. Wisconsin Gas and Edison Sault have recorded deferred regulatory assets, which are being amortized over a twenty-year period effective January 1, 1992, for the cumulative difference between the amounts funded and SFAS 106 post-retirement expenses through January 1, 1992.

The assumed health care cost trend rate for 2004 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$29.1	($25.9)
Total of service and interest cost components	$3.6	($3.1)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In general, accounting rules require that changes in relevant laws and government benefit programs be considered in measuring post-retirement benefit costs and the Accumulated Post-retirement Benefit Obligation (APBO). However, certain accounting issues raised by the Act -- in particular, how to account for the federal subsidy -- are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participant's behavior and health care costs.

The FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act.

In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO or net periodic post-retirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

Plan Assets:   In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. Our pension plans asset allocation at December 31, 2003 and 2002, and our target allocation for 2004, by asset category, are as follows:

Asset Category	Target Allocation	Percentage of Pension Plans Assets at December 31

	2004	2003	2002

Equity Securities	72%	76%	72%
Debt Securities	28%	24%	28%

Total	100%	100%	100%

Our common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Our other post-retirement benefit plans asset allocation at December 31, 2003 and 2002, and our target allocation for 2004, by asset category, are as follows:

Asset Category	Target Allocation	Percentage of Other Benefit Plans Assets at December 31

	2004	2003	2002

Equity Securities	47%	48%	44%
Debt Securities	52%	50%	53%
Other	1%	2%	3%

Total	100%	100%	100%

Our common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Cashflows:

Employer Contributions	Pension Benefits	Other Post-Retirement Benefits

	(Millions of Dollars)

2002	$2.5	$17.3
2003	-	20.5
2004 (Expected)	18.3	20.9

Of the $18.3 million expected to be contributed to fund pension benefits in 2004, $5.7 million is to our qualified plans and is the minimum required by law. There was no contribution made during 2003. The $2.5 million payment made in 2002 was discretionary.

The entire contribution to the other post-retirement benefit plans during 2004 is discretionary as the plans are not subject to any minimum regulatory funding requirements. The contribution is expected to be in the form of cash.

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pretax and or. after-tax income in accordance with plan-specified guidelines. Under these plans we expensed $11.6 million of matching contributions during 2003, $11.3 million during 2002 and $11.5 million during 2001.

P -- GUARANTEES

Wisconsin Energy and certain subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of December 31, 2003 Wisconsin Energy and subsidiaries had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2003	Liability Recorded at Dec 31, 2003

	(Millions of Dollars)
Wisconsin Energy
Joint venture (Energy Affiliates)	$ 61.9	$ 3.4	$ -
Other	2.0	2.0	-

Wisconsin Electric	223.3	-	-
Subsidiary	12.9	12.9	-

Total	$300.1	$18.3	$ -

Our guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require our performance under the guarantees. All of the Wisconsin Energy joint venture guarantees are related to affiliates that were sold during the fourth quarter of 2003 and the guarantees are backstopped by the acquiring company until the anticipated terminations during the first quarter of 2004.

Other guarantees support obligations of our affiliates to third parties under loan agreements. In the event our affiliates fail to perform under the loan agreements, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program (See Note F).

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2003, we have recorded an estimated liability, based on an accrual analysis, of $6.7 million.

Q -- SEGMENT REPORTING

Our reportable operating segments include a utility energy segment, a manufacturing segment, and a non-utility energy segment. We have organized our reportable operating segments based in part upon the regulatory environment in which our utility subsidiaries operate. In addition, the segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

Our utility energy segment primarily includes our electric and natural gas utility operations. Our electric utility operation engages in the generation, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Our natural gas utility operation is engaged in the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. Our manufacturing segment is engaged in the manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. Our non-utility energy segment derives its revenues primarily from economic interests in other energy-related entities as well as independent power production.

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2003, 2002 and 2001, is shown in the following table. The 2003 and 2002 information is not comparable to 2001 due to the adoption of SFAS 142 (See Note I), which eliminated the amortization of goodwill. The segment information below also includes the elimination of $305 million of intercompany notes between the Utility Energy Segment and Corporate in December 2001, and non-cash impairment charges of $45.6 million

($29.7 million after tax or $0.25 per share) in 2003 and $141.5 million ($92.0 million after tax or $0.79 per share) in 2002, primarily related to the Non-Utility Energy Segment (See Note D). Substantially all of our long-lived assets and operations are domestic.

				Other (a),
	Reportable Operating Segments			Corporate &
	Energy			Reconciling	Total
Year Ended	Utility	Non-Utility	Manufacturing	Eliminations (b)	Consolidated

	(Millions of Dollars)
December 31, 2003

Operating Revenues (b)	$3,263.9	$14.4	$746.1	$29.9	$4,054.3
Depreciation, Decommissioning
and Amortization (c)	$316.2	$7.4	$2.6	$6.1	$332.3
Operating Income (Loss)	$544.1	($61.5)	$66.9	$1.3	$550.8
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$25.9	($8.9)	-	$5.2	$22.2
Net Income (Loss)	$294.1	($52.7)	$30.8	($27.9)	$244.3
Capital Expenditures (d)	$455.6	$163.6	$10.4	$29.8	$659.4
Total Assets	$8,315.1	$397.6	$937.0	$376.0	$10,025.7

December 31, 2002

Operating Revenues (b)	$2,852.1	$167.2	$685.2	$31.7	$3,736.2
Depreciation, Decommissioning
and Amortization (c)	$308.3	$5.1	$2.0	$5.2	$320.6
Operating Income (Loss)	$562.1	($132.0)	$56.2	($28.3)	$458.0
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$23.4	($8.5)	-	$8.0	$22.9
Net Income (Loss)	$295.2	($94.4)	$24.0	($57.8)	$167.0
Capital Expenditures (d)	$405.4	$92.7	$15.0	$43.7	$556.8
Total Assets	$7,832.2	$348.7	$924.5	$372.2	$9,477.6

December 31, 2001

Operating Revenues (b)	$2,964.8	$337.3	$585.1	$41.3	$3,928.5
Depreciation, Decommissioning
and Amortization (c)	$320.1	$1.7	$13.0	$7.3	$342.1
Operating Income (Loss)	$534.9	$36.2	$41.1	($7.3)	$604.9
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$23.4	$3.3	-	($0.7)	$26.0
Cumulative Effect of Change in
Accounting Principle, Net	-	$10.5	-	-	$10.5
Net Income (Loss)	$274.4	$18.7	$9.7	($83.8)	$219.0
Capital Expenditures (d)	$428.7	$127.7	$27.1	$89.0	$672.5

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technologies by Minergy as well as interest on corporate debt.

(b)	Intersegment revenues are not material. An elimination is included in Operating Revenues of $3.7 million, $3.1 million and $3.9 million for 2003, 2002 and 2001, respectively.

(c)

The total manufacturing depreciation expense for 2003, 2002 and 2001 was $21.6 million, $23.9 million and $32.6 million, respectively, the majority of which is recorded in cost of goods sold for reporting purposes.

(d)	Excludes acquisitions.

R -- RELATED PARTIES

American Transmission Company:   We have a 39.4% interest in ATC, a regional transmission company established in 2000 under Wisconsin legislation. During 2003, 2002 and 2001, we paid ATC $94.4 million, $87.3 million and $72.9 million, respectively, for transmission services. We also provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC.

Guardian Pipeline:   We have a one third ownership interest in Guardian Pipeline, L.L.C., which owns and operates an interstate natural gas pipeline. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity (approximately 88% of the pipeline's total capacity) under the terms of a 10 year transportation agreement. Guardian began deliveries to Wisconsin Gas in December 2002.

S -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2004 capital expenditures. During 2004, we estimate that total capital expenditures will be approximately $699.2 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)

2004	$48.4
2005	45.9
2006	45.3
2007	44.1
2008	29.3
Thereafter	89.0

Total	$302.0

Giddings & Lewis, Inc./City of West Allis Lawsuit:   During 2002, Wisconsin Electric entered into Settlement Agreements and Releases with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) and the City of West Allis, thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreements and Releases, Wisconsin Electric paid $17.3 million as full and final settlement of all damage claims against Wisconsin Electric. These settlements resulted in a 2002 charge of approximately $0.09 per share for us. The Settlement Agreements were determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims.

In September 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter. As of December 31, 2003, Wisconsin Electric had recovered amounts totaling approximately $11.2 million from several insurance carriers, with $11.1 million recorded as a reduction of other operation and maintenance expenses. We are continuing to pursue litigation against the remaining insurance carriers and other third parties.

Product Liability:   Our manufacturing business is a party to certain legal proceedings arising in the normal course of business. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material effect on us or our consolidated financial position, results of operations or cash flows.

Environmental Matters:   We periodically review our exposure for environmental remediation costs as evidence becomes available indicating that our liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites previously used by Wisconsin Electric or Wisconsin Gas, and coal ash disposal/landfill sites used by Wisconsin Electric, as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified fourteen sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. We have completed planned remediation activities at four of those sites. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have identified additional sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $25-$52 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2003, we have established reserves of $29.9 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2003, 2002 and 2001, Wisconsin Electric incurred $2.1 million, $2.1 million and $1.2 million, respectively, in coal-ash remediation expenses. As of December 31, 2003 we have no reserves established related to ash landfill sites.

Manufacturing Segment:   Our manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act. We have established reserves for all of these environmental contingencies of which management is currently aware in "Other Current Liabilities" in the Consolidated Balance Sheets.

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a research project at its Presque Isle facility, in cooperation with the U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003. On July 21, 2003, the court granted the state of Michigan's and the EPA's joint motion to amend the consent decree to allow Michigan to become a party. Under the terms of the amended consent decree, $0.1 million of the original $3.2 million civil penalty will be paid to the state of Michigan. The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government's motion for approval of the decree to allow the intervenors to conduct discovery. Briefing has been completed. Both the intervenors' motion and the government's motion for court approval of the decree are before the court for consideration.

T -- SUBSEQUENT EVENT - AGREEMENT TO SELL THE MANUFACTURING SEGMENT

On February 4, 2004 we announced that we had reached an agreement to sell our manufacturing business to Pentair, Inc. for $850 million in cash. In addition, Pentair will assume approximately $25 million of third party debt. This sale is subject to standard regulatory approvals and is expected to close in the second or third quarter of 2004. When the sale is completed, we expect to realize net cash proceeds of approximately $740 million after the payment of taxes and transaction costs. Additionally, beginning with the first quarter 2004 financial statements, we will begin reporting our manufacturing business as discontinued operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, common equity and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, prior to the addition of the transitional disclosures discussed in Note I, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the change in accounting for derivatives effective January 1, 2001, in their report dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note I, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets." As described in Note H, on January 1, 2003, the Company adopted Statement No. 143, "Accounting for Asset Retirement Obligations."

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note I, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in Note I, included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note I are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with our Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. See Exhibit 23.2 for further discussion. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As discussed in Note I of the Notes to Consolidated Financial Statements, we have presented the transitional disclosures for fiscal 2001 required by SFAS 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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
Arthur Andersen LLP

Milwaukee, Wisconsin
February 5, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

In July 2002, we announced that the Board of Directors, upon recommendation of our Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP to serve as our independent auditors for the fiscal year ended December 31, 2002.

For more information, see our current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Proposal 1: Election of Directors -- Terms Expiring in 2007", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an audit committee financial expert?" and "Committees of the Board of Directors - Audit and Oversight" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our Annual Meeting of Stockholders to be held May 05, 2004 (the "2004 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

We have adopted a written code of ethics, referred to as our Code of Business Conduct, that all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer, must comply with. We have posted our Code of Business Conduct on our Internet website, www.WisconsinEnergy.com. Any amendments to, or waivers from, the Code of Business Conduct will be disclosed on our website or in a current report on Form 8-K.

Our Internet website, www.WisconsinEnergy.com, also contains our Corporate Governance Guidelines and the charters of our Audit and Oversight, Corporate Governance and Compensation Committees, as well as other useful information.

Our Code of Business Conduct, Corporate Governance Guidelines and committee charters are also available without charge to any stockholder of record or beneficial owner of our common stock by writing to the corporate secretary, Kristine Rappe, at our principal business office, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Common Stock Ownership" in the 2004 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2003.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,703,481 (1)	$23.83	9,975,035
Equity compensation plans not approved by security holders	-	-	-

Total (2)	8,703,481	$23.83	9,975,035

(1)	Represents options to purchase our common stock granted under our 1993 Omnibus Stock Incentive Plan.

(2)

Also outstanding were options to purchase 1,120,454 shares of our common stock at a weighted average exercise price of $15.42 per share granted under the stock option plans of WICOR and assumed in connection with the acquisition of WICOR in April 2000. No further awards were or will be made under the WICOR stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Relationships and Related Transactions" in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors" in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2003.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2003.

Consolidated Statements of Common Equity for the three years ended December 31, 2003.

Consolidated Statements of Capitalization at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements.

Independent Auditors' Reports.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2003 and Balance Sheets at December 31, 2003 and 2002. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

(b)	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of October 3, 2003 was filed by Wisconsin Energy on October 6, 2003 to report that Wisvest Corporation, a wholly-owned subsidiary of Wisconsin Energy, had entered into an agreement to sell its 500 megawatt Siemens Westinghouse advanced technology natural gas power island back to Siemens Westinghouse.

A Current Report on Form 8-K dated as of December 22, 2003 was filed by Wisconsin Energy on December 22, 2003 to report that Nuclear Management Company, which operates Wisconsin Electric Power Company's Point Beach Nuclear Plant, submitted a letter notifying the U.S. Nuclear Regulatory Commission that it intends to file an application in February 2004 to renew the operating licenses for the plant's two nuclear reactors for an additional 20 years.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended December 31, 2003.

A Current Report on Form 8-K dated as of January 27, 2004 was filed by Wisconsin Energy on January 29, 2004 to report that the Dane County Circuit Court issued a decision which returned to the PSCW for further consideration its decision authorizing construction of the Port Washington power plant.

A Current Report on Form 8-K dated as of February 4, 2004 was filed by Wisconsin Energy on February 4, 2004 to report that we had reached an agreement to sell WICOR Industries, LLC, a manufacturer of water systems, filtration and pool equipment products, to Pentair, Inc. for $850 million and Pentair's assumption of approximately $25 million of debt.

A Current Report on Form 8-K dated as of February 4, 2004 was filed by Wisconsin Energy on February 4, 2004 to report that we have increased our quarterly dividend to $0.21 per share, a five percent (5%) increase over the previous quarterly dividend of $0.20 per share.

A Current Report on Form 8-K dated as of February 11, 2004 was filed by Wisconsin Energy on February 11, 2004 to report that Richard A. Abdoo, Chairman of the Board and Chief Executive Officer of Wisconsin Energy, has decided to retire effective April 30, 2004, and that Gale E. Klappa, President of Wisconsin Energy, will assume the positions held by Mr. Abdoo effective May 1, 2004.

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31

	2003	2002	2001

	(Millions of Dollars)

Interest Income from Subsidiaries	$52.9	$33.9	$48.3

Corporate Expense	7.9	11.5	13.3

Interest Expense	105.1	90.9	88.9

Distributions on Preferred Securities	6.8	13.7	13.7

	(66.9)	(82.2)	(67.6)

Income Tax Benefit	24.1	27.4	23.2

	(42.8)	(54.8)	(44.4)

Equity in Subsidiaries' Earnings	287.1	221.8	263.4

Net Income	$244.3	$167.0	$219.0

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	Year Ended December 31

	2003	2002	2001

	(Millions of Dollars)
Operating Activities
Net income	$244.3	$167.0	$219.0
Reconciliation to cash
Equity in subsidiaries' earnings	(287.1)	(221.8)	(263.4)
Dividends from subsidiaries	181.6	256.6	144.0
Other	12.6	8.5	(14.4)

Cash Provided by Operating Activities	151.4	210.3	85.2

Investing Activities
Equity investment in subsidiaries, net	-	-	(313.0)
Change in notes receivable from
associated companies	(36.6)	(158.8)	201.2
Other	(0.9)	(18.7)	(5.2)

Cash Used in Investing Activities	(37.5)	(177.5)	(117.0)

Financing Activities
Issuance of common stock	62.9	52.6	51.6
Repurchase of common stock	(6.8)	(52.3)	(133.7)
Dividends paid on common stock	(93.7)	(92.4)	(93.8)
Issuance of long term debt	200.0	-	1,300.0
Change in short-term debt	(277.8)	64.2	(819.9)
Change in notes payable from
associated companies	-	-	(260.2)
Other	(3.0)	-	(11.8)

Cash (Used In) Provided By Financing Activities	(118.4)	(27.9)	32.2

Change in Cash and Cash Equivalents	(4.5)	4.9	0.4
Cash and Cash Equivalents
at Beginning of Year	5.5	0.6	0.2

Cash and Cash Equivalents
at End of Year	$1.0	$5.5	$0.6

Cash Paid (Received) For
Interest	$72.7	$87.7	$64.3
Income taxes	($26.8)	($23.7)	($15.7)

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	December 31

	2003	2002

	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$1.0	$5.5
Accounts and notes receivable
from associated companies	782.9	743.8
Other	23.2	26.1

Total Current Assets	807.1	775.4
Property and Investments
Investment in subsidiary companies	3,398.8	3,280.0
Other	2.3	8.4

Total Property and Investments	3,401.1	3,288.4
Deferred Charges
Deferred regulatory assets	176.3	279.4
Other	148.4	100.5

Total Deferred Charges	324.7	379.9

Total Assets	$4,532.9	$4,443.7

Liabilities and Equity

Current Liabilities
Short-term debt	$176.9	$454.7
Other	32.4	20.9

Total Current Liabilities	209.3	475.6
Long-Term Debt	1,695.2	1,290.0
Deferred Credits
Minimum pension liability	213.3	302.3
Other	56.5	36.4

Total Deferred Credits	269.8	338.7
Mandatorily Redeemable Trust Preferred Securities	-	200.0
Stockholders' Equity
Common stock and other	842.9	779.7
Retained earnings	569.1	220.4
Other	5.6	0.2
Undistributed subsidiaries' earnings	941.0	1,139.1

Total Stockholders' Equity	2,358.6	2,139.4

Total Liabilities and Equity	$4,532.9	$4,443.7

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

2.    Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric Power Company and Wisconsin Gas Company are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. Wisconsin Energy does not believe that such restrictions will affect its operations.

3.    In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under a shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of Wisconsin Energy's outstanding commercial paper as it matured.

4.    As of December 31, 2003 and 2002, Wisconsin Energy recorded a minimum pension liability of $213.3 million and $302.3 million, respectively, to reflect the funded status of its pension plans. Wisconsin Energy has concluded that substantially all of the unrecognized pension costs which arose from recording the minimum pension liability under Statement of Financial Accounting Standard (SFAS) 87, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, related to utility operations qualify as a regulatory asset. As such, as of December 31, 2003 and 2002, Wisconsin Energy recorded pre-tax regulatory assets totaling $176.3 million and $279.4 million, respectively.

5.   Wisconsin Energy adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the Financial Accounting Standard Board (FASB) in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. Wisconsin Energy's Trust Preferred Securities, previously separately classified in the capitalization section of its balance sheet, fell within the scope of SFAS 150. Effective for the quarterly period ending September 30, 2003, Wisconsin Energy began classifying its $200 million of outstanding Trust Preferred Securities as long-term debt on its balance sheet. In addition, Wisconsin Energy began prospectively classifying its associated dividends ($13.7 million on an annualized basis) as interest expense on its income statements. As required by SFAS 150, Wisconsin Energy did not reclassify its Trust Preferred Securities as long-term debt on the December 31, 2002 balance sheet.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. Wisconsin Energy applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods after March 15, 2004. While we are continuing to evaluate the impact of the application of these new rules, we do not expect adoption of the final phase of Interpretation 46 to have a significant impact on Wisconsin Energy's balance sheets or on its results of operations.

Wisconsin Energy's Trust Preferred Securities, classified as long-term debt on our September 30, 2003 balance sheet, fall within the scope of Interpretation 46. The Trust that issued its Trust Preferred Securities is a variable interest entity under FIN 46, but Wisconsin Energy is not the primary beneficiary. As a result, when Wisconsin Energy adopted FIN 46 for special purpose entities effective for the quarterly period ending December 31, 2003 it began deconsolidating its $200 million of outstanding Trust Preferred Securities. With this change in financial statement presentation, Wisconsin Energy began prospectively reporting on its balance sheet its investment in the trust of

$6.2 million and long-term debt of $206.2 million of junior subordinated debentures payable to the trust instead of the trust's $200 million of outstanding Trust Preferred Securities. In addition, the Company prospectively began reporting $14.1 million of annual interest expense on the junior subordinated debentures and $0.4 million of equity in the unconsolidated earnings of the trust on its 2004 income statements and statements of cash flows instead of $13.7 million of distributions on the Trust Preferred Securities.

6.    Wisconsin Energy and certain of its subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2003, the Company had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2003	Liability Recorded at Dec 31, 2003

	(Millions of Dollars)
Wisconsin Energy Guarantees
Nonutility Energy	$115.2	$37.3	$ -
Joint venture (Energy Affiliates)	61.9	3.4	-
Other	2.0	2.0	-

Total	$179.1	$42.7	$ -

Letters of Credit	$5.0	$3.9	$ -

The Wisconsin Energy guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require Wisconsin Energy's performance under the guarantees. All of these guarantees are related to affiliates that were sold during the fourth quarter of 2003 and the guarantees are backstopped by the acquiring company until the anticipated termination during the first quarter of 2004.

Wisconsin Energy's remaining guarantees in support of our nonutility segment guaranty performance and payment obligations of Wisvest-Connecticut and Calumet Energy Team and We Power. Guarantees in support of Wisvest-Connecticut provide financial assurance for obligations relating to environmental remediation under the original purchase agreement with United Illuminating, commodity contracts and the purchase agreement with PSEG Fossil, LLC for the sale of Wisvest-Connecticut. The obligations for environmental remediation which are unlimited and commodity contracts are reimbursable by PSEG under the terms of the purchase agreement in the event that Wisconsin Energy is required to perform under the guarantees.

The guarantees which support We Power and Calumet Energy Team are for obligations under purchase and management agreements with third parties.

Wisconsin Energy's other guarantees support obligations to third parties under loan agreements. In the event the guarantee fail to perform under the loan agreements, Wisconsin Energy would be responsible for the obligations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

By	/s/RICHARD A. ABDOO
Date: March 2, 2004	Richard A. Abdoo, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	March 2, 2004
Richard A. Abdoo, Chairman of the Board and Chief
Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	March 2, 2004
Allen L. Leverett, Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 2, 2004
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 2, 2004
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 2, 2004
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 2, 2004
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 2, 2004
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 2, 2004
Willie D. Davis, Director

/s/GALE E. KLAPPA	March 2, 2004
Gale E. Klappa, Director

/s/ULICE PAYNE, JR.	March 2, 2004
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 2, 2004
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 2, 2004
George E. Wardeberg, Director

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2003

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Energy Corporation. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
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

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to the Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation's 4/26/00 Form 8-K.)

	2.4	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated February 3, 2004.

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q .)

	3.2*	Bylaws of Wisconsin Energy Corporation, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy Corporation. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric Power Company ("Wisconsin Electric"), dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

Number	Exhibit

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) under File No. 1-1245, Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

Number	Exhibit

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/80 Form 10-K.)
	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 under File No. 1-1245, Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 1/26/88 Form 8-K.)

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 under File No. 1-1245, Wisconsin Electric's 9/30/89 Form 10-Q.)

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 under File No. 1-1245, Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 9/30/93 Form 10-Q.)

Number	Exhibit

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 1/1/96 Form 8-K.)
	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.44*	Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K.)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric's 6/30/98 Form 10-Q.)

4.46*

Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 under File No. 1-1245, Wisconsin Energy Corporation's/Wisconsin Electric's 12/31/99 Form 10-K.)

4.47*

Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.48*	Indenture for Debt Securities of Wisconsin Energy (the "Wisconsin Energy Indenture"), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

	4.49*	Securities Resolution No. 1 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 16, 1999. (Exhibit 4.47 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

4.50*

Amended and Restated Trust Agreement among Wisconsin Energy, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware Inc, as Trustee, and the Administrative Trustees for WEC Capital Trust I, dated as of March 25, 1999. (Exhibit 4.48 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

4.51*

Guarantee Agreement between Wisconsin Energy, as Guarantor, and The First National Bank of Chicago, as Trustee, dated as of March 25, 1999. (Exhibit 4.49 to Wisconsin Energy Corporation's 3/25/99 Form 8-K.)

	4.52*	Securities Resolution No. 2 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)

	4.53*	Securities Resolution No. 3 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of November 13, 2001. (Exhibit 4.52 to Wisconsin Energy Corporation's 12/31/01 Form 10-K.)

Number	Exhibit

4.54*

Securities Resolution No. 4 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

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

10	Material Contracts

	10.1*	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of December 9, 2002 (Exhibit 10.1 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)** See Note.

	10.2*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

	10.3	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of February 1, 2004.** See Note.

	10.4	Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of January 1, 2004.** See Note.

	10.5*	Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

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

Number	Exhibit

	10.10*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.11*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

10.12*

Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q.)** See Note.

10.13*

Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)** See Note.

10.14*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)

10.15*

Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)** See Note.

	10.16*	Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003 (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q.)** See Note.

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

10.19*

Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)** See Note.

	10.20*	Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Exhibit 10.4 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q.)** See Note.

10.21

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003, amended as of December 3, 2003.** See Note.

10.22*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q.)** See Note.

Number	Exhibit

10.23*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 9/30/03 Form 10-Q.)** See Note.

	10.24*	Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.25*	Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.26*	Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q.)** See Note.

10.27*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K. Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q.)** See Note.

10.28*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K.)** See Note.

	10.29*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

10.30*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.31*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.32*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.33*

Form of Director Nonstatutory Stock Option Agreement for February 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

Number	Exhibit

	10.34*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.35*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.36*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q.)** See Note.

10.37*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders.)** See Note.

	10.38*	Wisconsin Gas Company Supplemental Retirement Income Program. (Exhibit 10.8 to Wisconsin Gas Company's 12/31/98 Form 10-K (File No. 001-07530).)** See Note.

	10.39*	WICOR, Inc. 1994 Long-Term Performance Plan, as amended. Exhibit 10.1 to WICOR, Inc.'s 6/30/98 Form 10-Q (File No. 001-07951).)** See Note.

10.40*

Special Severance Benefits Protection Agreement between Wisconsin Energy Corporation and James Donnelly, effective August 26, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 9/30/02 Form 10-Q.)** See Note.

	10.41	Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, effective May 1, 2004.** See Note.

	10.42	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. ** See Note.

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Energy Corporation.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Independent Auditors' Consent for the years ended December 31, 2003 and December 31, 2002.

	23.2	Notice regarding Consent of Arthur Andersen LLP -- Milwaukee, WI, Independent Public Accountants for the year ended December 31, 2001.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.