Form 10-Q
period 2004-03-31
WISCONSIN ENERGY CORP
filed 2004-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2004):

Common Stock, $.01 Par Value,	118,237,221 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	16

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	32

4.	Controls and Procedures .....................................................................................................	32

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	32

2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities .................	33

5.	Other Information .................................................................................................................	33

6.	Exhibits and Reports on Form 8-K .........................................................................................	34

	Signatures ..............................................................................................................................	36

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, Our, Us or We refer to the holding company and all of its subsidiaries. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas Company (Wisconsin Gas), W.E. Power, LLC (We Power) and WICOR Industries, LLC (WICOR Industries).

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company (Edison Sault), which serves electric customers in the Upper Peninsula of Michigan. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name of "We Energies".

Non-Utility Energy Segment:   Our non-utility energy segment consists of We Power and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease the new generating capacity included in our Power the Future strategy. Wisvest owns and has investments in electric generating facilities and other energy-related entities and assets. We have reduced the operations of Wisvest.

Manufacturing Segment:   Our manufacturing segment consists of WICOR Industries, an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, LLC (Sta-Rite), SHURflo, LLC (SHURflo) and Hypro, LLC (Hypro), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries. In February 2004, we announced that we reached an agreement to sell this segment to Pentair, Inc. for $850 million and the assumption of approximately $25 million of debt. Subject to customary regulatory approvals, we expect the sale to close during the third quarter of 2004. Accordingly, this segment is reflected as discontinued operations in the accompanying financial statements.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include Minergy Corp. (Minergy), which has $54 million of assets and develops and markets recycling technologies, and Wispark LLC (Wispark), which has $151 million of assets and develops and invests in real estate.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. Our financial statements should be read in conjunction with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2004	2003

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,065.9	$1,051.4

Operating Expenses
Fuel and purchased power	144.3	139.2
Cost of gas sold	385.8	395.0
Other operation and maintenance	254.9	243.3
Depreciation, decommissioning
and amortization	77.2	80.6
Property and revenue taxes	22.0	21.1

Total Operating Expenses	884.2	879.2

Operating Income	181.7	172.2

Other Income, Net	4.7	7.7

Financing Costs	54.2	51.1

Income From Continuing
Operations Before Income Taxes	132.2	128.8

Income Taxes	49.8	46.3

Income from Continuing Operations	82.4	82.5

Income from Discontinued
Operations, Net of Tax (Note 3)	8.4	9.5

Net Income	$90.8	$92.0

Earnings Per Share (Basic)
Continuing operations	$0.70	$0.71
Discontinued operations	0.07	0.08

Total Earnings Per Share (Basic)	$0.77	$0.79

Earnings Per Share (Diluted)
Continuing operations	$0.69	$0.71
Discontinued operations	0.07	0.08

Total Earnings Per Share (Diluted)	$0.76	$0.79

Weighted Average Common
Shares Outstanding (Millions)
Basic	118.5	116.2
Diluted	120.2	116.9

Dividends Per Share of Common Stock	$0.21	$0.20

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,401.4	$8,342.4
Accumulated depreciation	(3,088.4)	(3,021.3)

	5,313.0	5,321.1
Construction work in progress	355.1	296.2
Leased facilities, net	103.2	104.6
Nuclear fuel, net	71.9	78.4

Net Property, Plant and Equipment	5,843.2	5,800.3

Investments	945.1	951.3

Current Assets
Cash and cash equivalents	17.8	28.1
Accounts receivable	446.1	333.7
Accrued revenues	145.0	212.2
Materials, supplies and inventories	227.1	385.6
Assets held for sale	953.2	938.0
Other	167.5	168.2

Total Current Assets	1,956.7	2,065.8

Deferred Charges and Other Assets
Regulatory assets	609.5	612.3
Goodwill, net	441.9	441.9
Other	155.5	154.1

Total Deferred Charges and Other Assets	1,206.9	1,208.3

Total Assets	$9,951.9	$10,025.7

Capitalization and Liabilities

Capitalization
Common equity	$2,412.3	$2,358.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,357.9	3,570.5

Total Capitalization	5,800.6	5,959.6

Current Liabilities
Long-term debt due currently	165.7	166.2
Short-term debt	579.9	590.8
Accounts payable	214.4	248.7
Accrued liabilities	156.3	126.1
Liabilities held for sale	252.0	251.7
Other	173.2	114.2

Total Current Liabilities	1,541.5	1,497.7

Deferred Credits and Other Liabilities
Regulatory liabilities	875.5	887.7
Asset retirement obligation	741.1	732.0
Deferred income taxes - long-term	603.7	570.8
Other	389.5	377.9

Total Deferred Credits and Other Liabilities	2,609.8	2,568.4

Total Capitalization and Liabilities	$9,951.9	$10,025.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2004	2003

(Millions of Dollars)
Operating Activities
Net income	$90.8	$92.0
Income from discontinued operations, net of tax	(8.4)	(9.5)
Reconciliation to cash
Depreciation, decommissioning and amortization	89.6	86.6
Nuclear fuel expense amortization	6.7	6.8
Equity in earnings of unconsolidated affiliates	(7.6)	(4.7)
Deferred income taxes and investment tax credits, net	22.0	(14.6)
Accrued income taxes, net	10.5	25.9
Change in -	Accounts receivable and accrued revenues	(45.2)	(92.0)
Inventories	158.5	87.4
Other current assets	12.2	17.0
Accounts payable	(34.3)	27.4
Other current liabilities	78.6	59.3
Other	12.3	(9.7)

Cash Provided by Operating Activities	385.7	271.9

Investing Activities
Capital expenditures	(134.4)	(136.9)
Acquisitions and investments	1.7	(4.0)
Proceeds from asset sales, net	3.2	2.2
Nuclear fuel	(0.5)	(4.3)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	6.2	(25.8)

Cash Used in Investing Activities	(128.2)	(173.2)

Financing Activities
Issuance of common stock and exercise of stock options	19.6	11.2
Repurchase of common stock	(38.3)	(6.8)
Dividends paid on common stock	(23.7)	(23.2)
Issuance of long-term debt	-	202.0
Retirement and redemption of long-term debt	(214.5)	(19.9)
Change in short-term debt	(10.9)	(274.2)
Other	-	(4.0)

Cash Used in Financing Activities	(267.8)	(114.9)

Change in Cash and Cash Equivalents from Continuing Operations	(10.3)	(16.2)

Cash and Cash Equivalents at Beginning of Period	28.1	35.1

Cash and Cash Equivalents at End of Period	$17.8	$18.9

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$21.3	$26.7
Income taxes (net of refunds)	$16.2	$38.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1. -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

We have modified certain income statement, balance sheet and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on earnings per share.

The most significant reclassifications relate to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, these were included as components of continuing operations. For further information see Note 3 -- Discontinued Operations and Assets Held for Sale.

 2. -- NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46 and deferred the effective date for interests held in variable interest entities other than special purpose entities to financial statements for periods ending after March 15, 2004.

Upon adoption of FIN 46R in the first quarter of 2004, we evaluated several tolling and purchased power agreements with third parties and concluded that for three of these agreements, after making an exhaustive effort, we are unable to obtain the information necessary to determine whether we or the entity that owns the facility is the variable interest entity's primary beneficiary. Pursuant to the terms of two of the agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement we have rights to the firm capacity. We have approximately $788.9 million of required payments over the remaining term of the agreements, which expire in 5 to 25 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

 3. -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On February 4, 2004, we announced that we had reached an agreement to sell our manufacturing business to Pentair, Inc. for $850 million in cash. In addition, Pentair will assume approximately $25 million of third party debt. This sale is subject to regulatory approvals and is expected to close in the third quarter of 2004. When the sale is completed, we expect to realize net cash proceeds of approximately $740 million after the payment of taxes and transaction costs.

In March 2004, WICOR, Inc. applied to the Public Service Commission of Wisconsin (PSCW) for approval to transfer its current ownership interest in Wisconsin Gas to Wisconsin Energy, which, if approved, is expected to result in Wisconsin Gas becoming a direct wholly-owned subsidiary of Wisconsin Energy.

In the accompanying balance sheets, the assets and liabilities associated with our manufacturing segment have been reclassified as held for sale in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. Included in discontinued operations is interest expense associated with third-party debt that will be assumed by the buyer upon completion of the sale. A summary of the components of Income from Discontinued Operations, Net of Tax in our Consolidated Condensed Income Statements follows:

	Three months ended March 31
	2004	2003

	(Millions of Dollars)

Operating revenues	$191.9	$177.8
Operating expenses	177.8	162.0
Interest expense and other	0.2	0.3

Income before income taxes	13.9	15.5
Income tax expense	5.5	6.0

Income from discontinued operations, net of tax	$8.4	$9.5

Assets and liabilities held for sale on our Consolidated Condensed Balance Sheets follow:

	March 31, 2004	Dec 31, 2003

	(Millions of Dollars)
Assets:
Property, plant and equipment, net	$125.9	$125.8
Current assets	322.5	308.3
Investments	2.2	0.2
Goodwill	393.7	394.0
Deferred charges and other	108.9	109.7

Total assets of discontinued operations	$953.2	$938.0

Liabilities:
Total debt	$24.2	$23.9
Current liabilities other than current debt	121.2	121.9
Other long-term liabilities and deferred credits	106.6	105.9

Total liabilities of discontinued operations	$252.0	$251.7

A summary of the components of cash flows for discontinued operations follows:

	Three months ended March 31
	2004	2003

	(Millions of Dollars)

Net cash flows used in operating activities	($15.2)	($11.7)
Net cash flows received from financing activities	4.9	14.7
Net cash flows provided from investing activities	0.4	-

Net increase (decrease) in cash and temporary cash investments	($9.9)	3.0
Cash and temporary investments at beginning of period	25.4	8.6

Cash and temporary investments at end of period	15.5	11.6

Supplemental cash flows information:
Interest	$0.3	$0.4
Income taxes, net of refunds	6.3	0.3

 4. -- ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations under SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach).

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

The following table presents the change in our asset retirement obligations, which are included on the consolidated balance sheet in "Deferred Credits and Other Liabilities".

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 03/31/04

	(Millions of Dollars)

Wisconsin Energy	$732.0	$ -	$ -	$9.1	$ -	$741.1

 5. -- GOODWILL AND INTANGIBLE ASSETS

We account for goodwill and other intangibles under SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

We assess the fair value of our SFAS 142 reporting units by considering fair value based on public company trading multiples and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test for all our reporting units as of August 31.

The following table presents the details of our intangible assets, the majority of which are included on the consolidated balance sheet in "Assets held for sale". Pursuant to SFAS 144, we ceased amortizing intangible assets associated with our manufacturing segment of approximately $76.1 million at March 31, 2004 and reclassified them from "Deferred Charges and Other Assets" to "Assets held for sale".

	Gross Value	Accumulated Amortization	Net Book Value

March 31, 2004	(Millions of Dollars)

Total amortizable intangible assets (a)	$21.7	$7.9	$13.8
Total non-amortizable intangible assets (a)	54.6	2.1	52.5

Total intangible assets	$76.3	$10.0	$66.3

December 31, 2003

Total amortizable intangible assets (a)	$21.6	$7.8	$13.8
Total non-amortizable intangible assets (a)	54.8	2.1	52.7

Total intangible assets	$76.4	$9.9	$66.5

(a)	The intangible assets associated with our manufacturing segment are included in Assets held for sale on our Consolidated Condensed Balance Sheets.

The amount of amortization expense included in operating income for identifiable intangibles was $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

The following table presents the changes in our goodwill during the first quarter of 2004:

Reporting Unit	Balance at Dec 31, 2003	Acquired	Adjustments (a)	Balance at March 31, 2004

	(Millions of Dollars)

Utility Energy	$441.9	$ -	$ -	$441.9
Manufacturing (b)	394.0	-	(0.3)	393.7

	$835.9	$ -	($0.3)	$835.6

(a)	The adjustments for our manufacturing reporting unit include $0.2 million of purchase accounting adjustments and $0.1 million of currency translation adjustments.

(b)	The goodwill associated with our manufacturing reporting unit is included in Assets held for sale on our Consolidated Condensed Balance Sheets.

 6. -- COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total Comprehensive Income during the three months ended March 31, 2004 and 2003:

	Three months ended March 31

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$90.8	$92.0
Other Comprehensive Income (Loss)
Currency Translation Adjustments	(0.2)	1.0
Minimum Pension Liability	-	0.4
Hedging	(0.2)	0.9

Total Other Comprehensive Income (Loss)	(0.4)	2.3

Total Comprehensive Income	$90.4	$94.3

Stock-Based Compensation:   We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans and have adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. The following table illustrates the effect on net income and earnings per share as if we had accounted for stock options under the fair value method of SFAS 123 in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had we expensed stock-based compensation under SFAS 123, our diluted earnings would have been reduced by $0.02 per share for the three months ended March 31, 2004.

	Three months ended March 31

	2004	2003

(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$90.8	$92.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3.1	1.7

Pro forma	$88.5	$90.3

Basic Earnings Per Common Share
As reported	$0.77	$0.79
Pro forma	$0.75	$0.78

Diluted Earnings Per Common Share
As reported	$0.76	$0.79
Pro forma	$0.74	$0.77

Common Stock Repurchases:   The Board of Directors approved a common stock repurchase plan which, as amended, authorized us to purchase up to $400 million of our shares of common stock in the open market through December 31, 2004. As part of this plan, in March 2004, we restarted our stock repurchasing program. Through the first three months of 2004, we purchased and retired approximately 0.4 million shares of common stock for $12.0 million. Since the plan began in September 2000, we have purchased approximately 13.7 million shares of common stock for $305.6 million. We retire the stock that we repurchase.

In February 2004, we announced that we did not expect to issue new shares through our various employee benefit plans and the dividend reinvestment plan; rather, we instructed the plan agents to begin purchasing shares for the plans in the open market in lieu of issuing new shares. Prior to this announcement, in the first quarter of 2004 we issued approximately 0.2 million new shares of common stock for $4.8 million.

In the first quarter of 2004, we received proceeds of $14.8 million related to the exercise of stock options. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $26.3 million. This cost is included in "Repurchase of common stock" on our Consolidated Condensed Statements of Cash Flows.

 7. -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in our regulated electric operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

During March 2003, we settled several treasury lock agreements entered into earlier in the quarter to mitigate interest rate risk associated with the issuance of $200 million of long-term unsecured senior notes in March 2003. As these agreements qualified for cash flow hedge accounting treatment under SFAS 133, the payment made upon settlement of these agreements was deferred in Accumulated Other Comprehensive Income and is amortized as an increase to interest expense over the same period in which the interest cost is recognized in income. For the quarters ended March 31, 2004 and 2003, $0.2 million in treasury lock agreement settlement payments previously deferred in Accumulated Other Comprehensive Income were reclassified as an increase to interest expense.

 8. -- LONG-TERM DEBT

In March 2004, WEC Capital Trust I, the issuer of our Trust Preferred Securities, redeemed all of the $200 million of the outstanding Trust Preferred Securities, which required us to redeem the long-term notes due to the Trust. We financed this redemption through the issuance of short-term commercial paper. In March 2004, we recorded approximately $5.9 million of costs associated with this early redemption, which are included in Other Income, Net in our Consolidated Condensed Income Statement for the three months ended March 31, 2004.

 9. -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$8.2	$6.5	$3.2	$2.6
Interest cost	17.7	17.9	6.0	5.9
Expected return on plan assets	(22.1)	(23.4)	(3.1)	(2.9)
Amortization of:
Transition (asset) obligation	(0.5)	(0.5)	0.4	0.4
Prior service cost	1.2	0.8	0.1	0.1
Actuarial loss	3.9	1.9	2.3	2.3

Net Periodic Benefit Cost (Income)	$8.4	$3.2	$8.9	$8.4

We previously disclosed that we expect to contribute $5.7 million to our qualified pension plans in 2004. This contribution is expected to occur in September 2004. Any contribution in 2004 to other post-retirement benefit plans is expected to occur in December. This contribution is discretionary as these plans are not subject to any minimum regulatory funding requirements.

Employee Benefit Plans and Post-retirement Benefits:   In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions.

The FASB issued FASB Staff Position (FSP) SFAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act.

We are in the process of evaluating the impact of the Act on our U.S. post-retirement health plans. During this period, in accordance with FSP 106-1, we have elected to defer recognition of the effects of the Act. Accordingly, the financial statements do not reflect the effects of the Act. Upon the issuance of final guidance on this matter by the FASB, previously issued financial statements may require restatement and future results of operations may be impacted. That accounting guidance is expected to be issued by the FASB in the second quarter of 2004.

 10. -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of March 31, 2004, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2004	Liability Recorded at March 31, 2004

	(Millions of Dollars)
Wisconsin Energy
Joint venture (Energy Affiliates)	$7.0	$1.6	$ -
Other	2.0	2.0	-

Wisconsin Electric	223.4	0.1	-
Subsidiary	22.8	12.0	0.1

Total	$255.2	$15.7	$0.1

Our guarantees issued in support of energy related affiliates are for obligations under commodity contracts and credit agreements between the affiliates and third parties. Failure of the affiliates to fulfill their obligations under the agreements would require our performance under the guarantees. The Wisconsin Energy joint venture guarantees are related to affiliates that were sold during the fourth quarter of 2003, and the guarantees are backstopped by the acquiring company until anticipated termination during May 2004.

Other guarantees support obligations of our affiliates to third parties under loan agreements. In the event our affiliates fail to perform under the loan agreements, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations. Approximately $1.9 million of our subsidiary guarantees relate to discontinued operations and we anticipate they will be terminated upon completion of the sale to Pentair, Inc.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $13.1 million accrual we recorded as of December 31, 2003.

 11. -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three month periods ended March 31, 2004 and 2003 is shown in the following table.

Wisconsin Energy Corporation	Reportable Operating Segments Energy			Corporate (a) and Other (b) & Reconciling Eliminations	Total Consolidated
	Utility	Non-Utility	Manufacturing (a)
	(Millions of Dollars)
Three Months Ended

March 31, 2004
Operating Revenues (c)	$1,056.7	$1.1	$ -	$8.1	$1,065.9
Operating Income (Loss)	$186.6	($3.2)	($0.8)	($0.9)	$181.7
Income from Discontinued Operations, Net	$ -	$ -	$10.9	($2.5)	$8.4
Net Income (Loss)	$103.9	($3.5)	$7.7	($17.3)	$90.8
Capital Expenditures	$83.5	$48.7	$3.6	$2.2	$138.0
Total Assets	$8,218.1	$441.6	$952.1	$340.1	$9,951.9

March 31, 2003
Operating Revenues (c)	$1,042.3	$1.1	$ -	$8.0	$1,051.4
Operating Income (Loss)	$179.6	($6.0)	($0.7)	($0.7)	$172.2
Income from Discontinued Operations, Net	$ -	$ -	$9.5	$ -	$9.5
Net Income (Loss)	$102.1	($8.2)	$6.3	($8.2)	$92.0
Capital Expenditures	$81.2	$47.3	$2.4	$8.4	$139.3
Total Assets	$8,009.0	$373.2	$957.9	$378.3	$9,718.4

(a)

Our manufacturing segment is currently a discontinued operation held for sale. Certain corporate overheads reported in the manufacturing segment will continue to exist following the sale and are reported in continuing operations. Certain other corporate costs are directly attributable to the discontinued operations.

(b)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy as well as interest on corporate debt.

(c)	Intersegment revenues are not material. An elimination is included in Operating Revenues of $0.3 million and $0.1 million for each of 2004 and 2003, respectively.

 12. -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Based on current information, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2004

CONSOLIDATED EARNINGS

The following table compares our net income during the first quarter of 2004 with similar information during the first quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three months ended March 31

	2004	B (W)	2003

(Millions of Dollars, Except per Share Amounts)

Utility Energy Segment	$186.6	$7.0	$179.6
Non-Utility Energy Segment	(3.2)	2.8	(6.0)
Corporate and Other	(1.7)	(0.3)	(1.4)

Total Operating Income	181.7	9.5	172.2
Other Income, Net	4.7	(3.0)	7.7
Financing Costs	54.2	(3.1)	51.1

Income from Continuing Operations Before Income Taxes	132.2	3.4	128.8
Income Taxes	49.8	(3.5)	46.3

Income From Continuing Operations	82.4	(0.1)	82.5
Income From Discontinued Operations, Net of Tax (a)	8.4	(1.1)	9.5

Net Income	$90.8	($1.2)	$92.0

Diluted Earnings Per Share	$0.76	($0.03)	$0.79

(a)

In February 2004, we reached an agreement to sell our manufacturing business. Under SFAS 144, beginning in the first quarter of 2004 we are reporting our manufacturing business as discontinued operations.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $186.6 million to operating income during the first quarter of 2004, an increase of $7.0 million or 3.9% over the prior year first quarter. The following table summarizes the operating income of this segment between the comparative quarters.

	Three months ended March 31

Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues
Electric	$517.2	$29.2	$488.0
Gas	530.3	(14.7)	545.0
Other	9.2	(0.1)	9.3

Total Operating Revenues	1,056.7	14.4	1,042.3
Fuel and Purchased Power	144.1	(5.1)	139.0
Cost of Gas Sold	385.8	9.2	395.0

Gross Margin	526.8	18.5	508.3
Other Operating Expenses
Other Operation and Maintenance	244.7	(13.9)	230.8
Depreciation, Decommissioning
and Amortization	73.8	3.7	77.5
Property and Revenue Taxes	21.7	(1.3)	20.4

Operating Income	$186.6	$7.0	$179.6

A more detailed analysis of financial results for our utility energy segment follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2004 with similar information for the first quarter of 2003.

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$186.6	$6.9	$179.7	2,116.5	39.5	2,077.0
Small Commercial/Industrial	158.3	5.5	152.8	2,187.9	18.0	2,169.9
Large Commercial/Industrial	127.6	5.3	122.3	2,799.9	30.1	2,769.8
Other-Retail/Municipal	21.5	(0.6)	22.1	616.7	(3.4)	620.1
Resale-Utilities	15.0	8.9	6.1	321.2	172.0	149.2
Other Operating Revenues	8.2	3.2	5.0	-	-	-

Total Operating Revenues	$517.2	$29.2	$488.0	8,042.2	256.2	7,786.0

Weather -- Degree Days (a)
Heating (3,301 Normal)				3,365	(182)	3,547

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first quarter of 2004, total electric utility operating revenues increased by $29.2 million or 6.0% when compared with 2003 primarily due to the impact of rate increases related to fuel and purchased power costs and to increases in volumes. The total rate impact associated with fuel and purchased power in 2004 was approximately $13.1 million compared with the same period in 2003. In March 2003, Wisconsin Electric received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, Wisconsin Electric received the final rate order, which authorized an additional $6.1 million of annual revenues.

Total electric megawatt-hour sales increased by 256,200 megawatt-hours or 3.3% during 2004. Residential sales were higher by 1.9% due to an increase in the number of customers during the first quarter of 2004. Residential customers contribute higher margins than other customer classes. Sales volumes to large commercial/industrial customers improved by 1.1% between the comparative periods. Sale volumes for resale to other utilities, the Resale-Utilities customer class, increased 115.3% between the periods due to an increased demand for wholesale power. These sales result in very small margins, however.

As measured by heating degree days, the first quarter of 2004 was 5.1% warmer than the same period in 2003 and 1.9% colder than normal. The impact of weather in the first quarter of 2004 was an increase in electric operating revenues of approximately $1.7 million compared to normal. In the first quarter of 2003 colder weather resulted in an increase of revenues of approximately $8.3 million compared to normal.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $5.1 million, or 3.7% when compared to the first quarter of 2003. This increase is directly related to the 3.3% increase in megawatt-hour sales. The first quarter of 2004 was favorably impacted by the operations of our generation fleet as we produced 4.0% more megawatt-hours when compared to the first quarter of 2003. Because of the favorable performance of our generation fleet, there was no increase in the cost per megawatt-hour between quarters.

In April 2004, our Point Beach Unit 1 518-MW nuclear unit shut down for its normal refueling outage, which is scheduled approximately every 18 months. In 2003, we had one normal refueling outage of Unit 2 in the fourth quarter.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2004 with similar information for the first quarter of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $14.7 million or 2.7% due primarily to a weather-related decrease in the therm deliveries between the comparative periods offset by a $9.2 million or 2.3% decrease in purchased gas costs.

	Three Months Ended March 31

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$530.3	($14.7)	$545.0
Cost of Gas Sold	385.8	9.2	395.0

Gross Margin	$144.5	($5.5)	$150.0

For the three months ended March 31, 2004, gas margins decreased $5.5 million or 3.7% when compared to the three months ended March 31, 2003, due primarily to warmer winter weather as compared to 2003. As measured by heating degree days, the first quarter of 2004 was 5.1% warmer than the first quarter of 2003 but 1.9% colder than normal.

The decrease in therm deliveries due to weather was offset in part by a rate increase effective in March 2004. Wisconsin Gas filed a limited rate adjustment request in July 2003 for gas rates for anticipated 2004 revenue deficiencies associated with costs for the Ixonia Lateral, which was placed into service in December 2003. In February 2004, the PSCW approved an increase in gas rates of $25.9 million. The increase in rates realized in the first quarter of 2004 was approximately $2.3 million compared with the same period in 2003. In addition, an increase in customers of approximately 1.8%, most of which was in the residential customer class, partially offset the decrease in therm deliveries during the first quarter of 2004 compared with the same period in 2003.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2004 with similar information for the first quarter of 2003.

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$97.6	($3.1)	$100.7	394.2	(23.9)	418.1
Commercial/Industrial	30.3	(1.8)	32.1	221.0	(17.6)	238.6
Interruptible	0.6	(0.1)	0.7	8.9	(0.8)	9.7

Total Gas Sold	128.5	(5.0)	133.5	624.1	(42.3)	666.4
Transported Gas	13.7	-	13.7	249.3	(7.2)	256.5
Other Operating	2.3	(0.5)	2.8	-	-	-

Total	$144.5	($5.5)	$150.0	873.4	(49.5)	922.9

Weather -- Degree Days (a)
Heating (3,301 Normal)				3,365	(182)	3,547

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $13.9 million or 6.0% during the first quarter of 2004 when compared with the first quarter of 2003. The increase was primarily attributable to pension, medical and other benefit costs, which increased by approximately $8.0 million.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $3.7 million or 4.8% during the first quarter of 2004. In the first quarter of 2004, decommissioning expense was reduced by $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This reduction was offset in part by depreciation on increased plant balances between the comparative periods.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The following table compares the operating income (loss) of our non-utility energy segment between the first quarter of 2004 and the first quarter of 2003.

	Three Months Ended March 31

Non-Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$1.1	$ -	$1.1
Fuel and Purchased Power	0.2	(0.1)	0.1

Gross Margin	0.9	(0.1)	1.0
Other Operating Expenses
Other Operation and Maintenance	2.1	2.5	4.6
Depreciation, Decommissioning
and Amortization	1.9	-	1.9
Property and Revenue Taxes	0.1	0.4	0.5

Operating Income (Loss)	($3.2)	$2.8	($6.0)

The decrease in the operating loss primarily relates to the elimination of operating costs associated with a 500-megawatt natural gas power island, which was sold in the fourth quarter of 2003.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates operating losses increased by approximately $0.3 million in the first quarter of 2004 compared to the same period in 2003. The following table identifies the components of operating income (loss) of our corporate and other affiliates between the first quarter of 2004 and the first quarter of 2003.

	Three Months Ended March 31

Corporate and Other Affiliates	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$8.1	$0.1	$8.0
Other Operating Expenses
Other Operation and Maintenance	8.2	(0.2)	8.0
Depreciation, Decommissioning
and Amortization	1.5	(0.3)	1.2
Property and Revenue Taxes	0.1	0.1	0.2

Operating Income (Loss)	($1.7)	($0.3)	($1.4)

CONSOLIDATED OTHER INCOME, NET

Other income, net decreased by $3.0 million in the first quarter of 2004 compared to the first quarter of 2003. This decrease is primarily due to costs of approximately $5.9 million associated with the early redemption of WEC Capital Trust I's Trust Preferred Securities in March 2004.

CONSOLIDATED FINANCING COSTS

Total financing costs increased by $3.1 million in the three months ended March 31, 2004 compared to the same period in 2003. This increase reflects the issuance of new intermediate-term / long-term debt securities in 2003, the proceeds of which were used primarily to reduce short-term borrowings.

CONSOLIDATED INCOME TAXES

For the first quarter of 2004, our effective tax rate applicable to continuing operations was 37.7%, which was more than the first quarter rate of 35.9% for 2003. This increase in the effective income tax rate was due primarily to the ability to use state net operating losses in 2003 and the reduction in the amount of Federal and State rehabilitation credits from 2003 to 2004.

DISCONTINUED OPERATIONS

On February 4, 2004, we entered into an agreement to sell our manufacturing segment, subject to regulatory approvals. As a result of this agreement, we have determined that the manufacturing operations meet the definition of discontinued operations in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The income from discontinued operations decreased to $8.4 million for the three months ended March 31, 2004 from $9.5 million after taxes for the three months ended March 31, 2003. The decrease in income is largely due to higher operating expenses primarily related to insurance, pension costs and customer programs. These increases were partially offset by increased sales levels.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first three months of 2004 and 2003:

	Three Months Ended March 31

Wisconsin Energy Corporation	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$385.7	$271.9
Investing Activities	($128.2)	($173.2)
Financing Activities	($267.8)	($114.9)

Operating Activities

Cash provided by operating activities increased to $385.7 million during the first three months of 2004 compared with $271.9 million during the same period in 2003. This increase was due in large part to lower working capital requirements resulting from warmer winter weather and greater draw down of gas inventories in 2004.

Investing Activities

During the first three months of 2004, we invested a total of $128.2 million, a decrease of $45.0 million over the prior year. In 2004, we had capital expenditures of $83.5 million for utility plant, $48.7 million for non-utility energy projects (all of which is attributable to Power the Future), and $2.2 million for other non-utility activities. Between the comparative periods, we spent $3.8 million less on nuclear fuel due to the timing of scheduled outages at Point Beach.

Financing Activities

During the three months ended March 31, 2004, we used $267.8 million for financing activities compared with using $114.9 million for financing activities during the first three months of 2003. The primary uses of cash in the first quarter of 2004 included approximately $200 million for the redemption of Trust Preferred Securities.

In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033 under an existing shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of our outstanding commercial paper as it matured.

In March 2004, we announced that we would resume purchasing up to $50 million of our common shares in the open market under our previously authorized share repurchase program that was initiated in 2000. During the first quarter of 2004, we purchased approximately 0.4 million shares of common stock for $12.0 million. In February 2004, we instructed the agents for our various stock plans to begin purchasing shares of Wisconsin Energy common stock for our stock plans in the open market in lieu of issuing new shares, and based upon market conditions and other factors, we intend to continue to instruct the plan agents to do so.

In the first quarter of 2004, we received proceeds of $14.8 million related to the exercise of stock options. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $26.3 million. This cost is included in "Repurchase of common stock" on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2004 are expected to be met primarily through internally generated funds, asset sales, short-term borrowings and existing lines of credit supplemented through the sale of intermediate or long-term debt securities depending on market conditions and other factors.

We have access to outside capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

On February 4, 2004, we announced that we had reached an agreement to sell our manufacturing business to Pentair, Inc. for $850 million in cash. In addition, Pentair, Inc. will also assume approximately $25 million of third party debt. This sale is subject to regulatory approvals and is expected to close in the third quarter of 2004. When the sale is completed, we expect to realize net cash proceeds of approximately $740 million after the payment of taxes and transaction costs. We expect to use the cash proceeds to pay down long and short-term debt. In addition, we expect to repurchase up to $50 million of our common stock in the open market, which we began to do in the first quarter of 2004.

Wisconsin Electric has $165 million of unsecured notes outstanding at March 31, 2004 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Electric, provide liquidity support of Wisconsin Electric's obligations with respect to variable rate tax-exempt bonds and commercial paper.

We have approximately $1.1 billion of available unused lines of bank back-up credit facilities on a consolidated basis. On March 31, 2004, we had approximately $600 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at March 31, 2004:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2004	364 day
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	Jun-2004	364 day
Wisconsin Electric	$100.0	$ -	$100.0	Aug-2004	9 month
Wisconsin Gas	$200.0	$ -	$200.0	Jun-2004	364 day

On April 8, 2003, Wisconsin Energy entered into an unsecured 364 day $300 million bank back-up credit facility to replace a $300 million credit facility that was expiring. On March 26, 2004, Wisconsin Energy amended and restated this bank back-up credit facility to extend the facility's expiration date from April 6, 2004 to June 23, 2004. The extension to June 23, 2004 supports our intent to conduct a global syndication renewal in coordination with maturing bank back-up facilities at Wisconsin Electric and Wisconsin Gas. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at March 31, 2004 and at December 31, 2003:

Capitalization Structure	March 31, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$2,412.3	36.8%	$2,358.7	35.1%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities) (a)	3,523.6	53.8%	3,736.7	55.6%
Short-Term Debt (a)	579.9	8.9%	590.8	8.8%

Total	$6,546.2	100.0%	$6,716.6	100.0%

(a)	Excludes debt classified as Liabilities held for sale on our Consolidated Condensed Balance Sheets.

Our debt to total capitalization ratio was 62.7% as of March 31, 2004 as compared with 64.4% as of December 31, 2003.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of March 31, 2004.

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

Wisconsin Electric
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

The security rating outlooks assigned by S&P, Moody's and Fitch for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation are all stable.

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures, nuclear fuel, maturing debt of Wisconsin Electric of $140 million and for continuing repurchases of outstanding shares of our common stock. Our 2004 annual consolidated capital expenditure budget, excluding expenditures related to discontinued operations and the purchase of nuclear fuel, is approximately $699.2 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2004, our estimated maximum exposure under these agreements has not changed significantly compared to December 31, 2003. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See "Note 10 -- Guarantees" in the Notes to Consolidated Condensed Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of March 31, 2004 decreased compared with December 31, 2003 due in part to the repayment of $206.2 million of long-term debt obligations associated with the WEC Capital Trust I Trust Preferred Securities, which were redeemed in March 2004. These obligations were also reduced by periodic payments related to these types of obligations which were greater than new commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At March 31, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $109.1 million.

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615 megawatt super critical pulverized coal generating units (Elm Road units) on the site of Wisconsin Electric's existing Oak Creek Power Plant. Project management is subject to a number of risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations. If final costs for the construction of the Port Washington Generating Station or the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW.

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Request:   On July 2, 2003, we filed an application with the PSCW for an increase in electric, gas and steam rates for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of our Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, (3) costs for construction of the Ixonia Lateral, and (4) costs related to steam utility operations. The filing identified anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric, $26.2 million (3.9%) for the gas operations of Wisconsin Gas, and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also included an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. Hearings on our July 2003 request were completed in December 2003. The PSCW approved an increase in gas rates of $25.9 million in an order effective March 2004. In April 2004, the PSCW approved an increase in electric and steam rates of approximately $59.5 million associated with Wisconsin Electric's anticipated 2004 revenue deficiencies. We received an order implementing this increase in May 2004.

In 2004 we expect to file with the PSCW for recovery of additional anticipated 2005 electric revenue deficiencies associated with costs for both the Port Washington Generating Station and Elm Road units, for recovery of additional steam utility costs.

Power the Future - Port Washington:   In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Order granting the CPCN (Port Order). In January 2004, the Dane County Circuit Court issued a decision (January 2004 Order) vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW addressed the court's decision by analyzing the environmental impact of the Port Washington project on its own merits, rather than comparing it to coal-based generation. In March 2004, the PSCW approved a Revised Environmental Assessment and affirmed the CPCN (March 2004 Order) it originally issued in December 2002 authorizing construction of the Port Washington Generating Station. In April, the same individual filed various motions, including a motion for contempt sanctions, in the same Dane County Circuit Court against the PSCW and Wisconsin Energy and its subsidiaries on the grounds that the PSCW and Wisconsin Energy were in violation of the January 2004 Order. In response, the judge dismissed the case in April 2004, ruling that her court has no continuing jurisdiction in the case and there was no basis for granting the motion for sanctions.

Also in April 2004, this individual filed a petition for review in another Dane County Circuit Court to review the PSCW's March 2004 Order. This second appeal is pending.

Power the Future - Elm Road:   In November 2003, the PSCW issued an order (the Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located on the site of Wisconsin Electric's existing Oak Creek Power Plant. In the first quarter of 2004, Wisconsin Electric requested PSCW approval to defer certain costs related to the Elm Road units for recovery in future rates. The PSCW approved the request in April at an open meeting. In April 2004, Elm Road Services, LLC, a wholly owned subsidiary of We Power, entered into a contract with Bechtel Power Corporation to secure necessary engineering, design and construction services and major equipment components for these units.

Four appeals challenging the PSCW's Elm Road Order have been filed. We have filed a Notice of Appearance and Statement of Position in each of these proceedings requesting that the PSCW's decision be upheld and the petitions be dismissed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the Wisconsin Department of Natural Resources (WDNR) contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. We have filed a Notice of Appearance and Statement of Position in these two cases requesting that the WDNR's decision be upheld and the petitions be dismissed.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations for the Elm Road units. That request was granted and has been assigned to an administrative law judge for scheduling. In January 2004, the WDNR issued the air pollution control construction permit to Wisconsin Electric for the Elm Road units. In February 2004, parties submitted to the WDNR and to the Dane County Circuit Court requests for a contested case hearing and for judicial review, respectively, on the Elm Road units air pollution control construction permit. The contested case hearing has been assigned and scheduled for October 2004. In addition, the City of Oak Creek has been allowed to intervene in the hearing. Petitioners agreed to dismissal of their petition for judicial review. We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals.

Environmental trust financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recover the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional ratemaking. We are reviewing this legislation and the effect it may have on us if we choose to securitize environmental projects. All expenditures that utilities would seek to finance through the environmental trust would first need to be approved by the PSCW.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin, which are operated by Nuclear Management Company, LLC (NMC), a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities. In April 2004, Unit 1 began its normal refueling outage, which is scheduled approximately every 18 months and is expected to last until the end of May.

In 2003, NMC formed an operating license renewal team, which completed a technical and economic evaluation of license renewal. Based upon the results of this evaluation and following approval by executive management and our Board of Directors in December 2003, NMC and Wisconsin Electric filed an application with the NRC in February 2004 to renew the operating licenses for both of Point Beach's nuclear reactors for an additional 20 years.

In February 2004, the United States Nuclear Regulatory Commission (NRC) issued its first revised order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors. The revised order continues to impose requirements for pressurized water reactor licensees to inspect reactor vessel heads and related penetration nozzles until superceded by the pending revision of 10 CFR 50.55a, "Codes and Standards." We plan to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed an application to do this with the PSCW in June 2003. In October 2003, the PSCW approved reactor vessel head replacement for Units 1 and 2 at Point Beach. Total capital expenditure to replace the two reactor vessel heads is estimated at approximately $54 million.

We have completed the Unit 1 reactor vessel head inspection and have identified one penetration nozzle that needs repair. The repair consists of cutting and removing the associated thermal sleeve, machining and welding the penetration nozzle, and installing a new thermal sleeve. The repair is expected to extend the outage five to seven days at an additional Operation & Maintenance cost of $2 to $2.5 million. The nozzle was still intact and had not experienced any leakage of reactor coolant system water.

During 2003, the NRC conducted a three-phase supplemental inspection of Point Beach to review corrective actions taken by NMC pursuant to problems identified by Point Beach with the performance of the auxiliary feedwater system recirculation lines as well as the effectiveness of the corrective action, emergency preparedness and engineering programs.

NMC responded to the supplemental inspection in February 2004 with specific commitments to address the NRC concerns, including revision of the Point Beach Excellence Plan. We were assessed a fine of $60,000 related to issues identified with our emergency preparedness. NRC reviewed the adequacy of the revised Excellence Plan and its implementation, and NMC received a confirmatory action letter in April 2004. NRC will continue to provide increased oversight at Point Beach.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission

Midwest ISO:   In connection with its status as a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Operator (RTO), the Midwest Independent Transmission System

Operator, Inc. (Midwest ISO) is in the process of developing a bid-based energy market which is currently proposed to be implemented on or about December 1, 2004. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR), which will be initially allocated by the Midwest ISO, and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. Currently there are several different estimates of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan's utilities (also known as WUMS utilities) ranging from annual cost savings of $50 million (based on a Midwest ISO study) to additional estimated annual expenses of up to $200 million (based on a U.S. Department of Energy study). The issues surrounding implementation of the energy market by Midwest ISO, including the implementation date, are being analyzed in a contested proceeding before the FERC in which Wisconsin Electric is participating. Parties to this FERC proceeding, including Wisconsin Electric and other WUMS utilities, have raised concerns about the impact of the Midwest ISO plan and have questioned the financial impact estimated by Midwest ISO. FERC can accept, reject or modify the Midwest ISO proposal. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, the financial impact of the LMP congestion pricing system might have on Wisconsin Electric and Edison Sault. The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO's transmission customers, which includes Wisconsin Electric and Edison Sault.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO. It is unknown at this point what rate design, and in what time frame a new rate design, will replace the Midwest ISO's current license plate rate design. We are currently unable to determine the impact that any new rate design will have on Wisconsin Electric and Edison Sault.

Lost Revenue Charges:   The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM Interconnection, LLC (PJM), entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

In December 2003, Wisconsin Electric and Edison Sault, along with other entities, reached an agreement with the Midwest ISO and a consortium of companies referred to as the Grid America Companies on a lost revenue payment to be paid for a two-year period that results from the Grid America Companies' decision to place their transmission facilities under the operational control of the Midwest ISO. Discussions as to appropriate lost revenue charges with regard to several entities' decisions, including that of Commonwealth Edison Company, a transmission provider to Wisconsin Electric, to place their transmission facilities under the control of PJM were recently terminated. In lieu of charging the previously ordered seam elimination cost adjustment, FERC permitted the Midwest ISO, PJM, and the affected entities, including Commonwealth Edison Company, to continue to charge their existing rates for transmission to adjoining areas until December 1, 2004. During this period, the affected entities, as directed by FERC, are required to develop a new rate design that will eliminate the multiple charges between the service territories of the Midwest ISO and PJM. It is unknown at this time what the outcome of these proceedings will be or what effect the new rate design will have on Wisconsin Electric and Edison Sault.

Congestion Charges on Other Systems.   Effective May 1, 2004, Commonwealth Edison transferred control of its transmission facilities to PJM, at which time PJM's LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison's facilities. PJM has allocated FTRs to hedge against transmission congestion for the month of May. Wisconsin Electric did not receive FTRs for all of its firm transmission for the month of May; however, on April 29, 2004, the FERC issued an order requiring PJM to adopt measures that will mitigate against any unhedged congestion charges incurred during May. The FERC indicated it will address later FTR shortfalls in a future order.

Additionally, PJM has recently completed the allocation of FTRs for the year commencing June 1, 2004. Wisconsin Electric received 97% of the FTRs that we requested for this period. Because LMP based congestion pricing is new to the Commonwealth Edison system, it remains unclear what, if any, exposure to congestion payments Wisconsin Electric may face.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   On March 31, 2004, FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. We are currently evaluating the impact the proposed Statement would have on our financial statements.

FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (FSP 106-1) allows sponsors to elect to defer recognition of the effects of the Act. In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. For further information, see "Note 9 -- Benefits" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of us. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

  Factors affecting utility operations such as: unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as: unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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
  Factors which impede execution of our Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities, obtaining the investment capital from outside sources necessary to implement the strategy, and risk associated with construction of the Power the Future facilities on time and within budget.
  Changes in social attitudes regarding the utility and power industries.
  Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers and other third parties to recover costs and expenses associated with the Giddings & Lewis Inc./City of West Allis lawsuit against Wisconsin Electric.

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
  Factors affecting foreign non-utility operations and investments including: foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.
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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Energy's 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K.

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

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. One such action is currently pending. The claim made against Wisconsin Electric in this case is not expected to have a material adverse effect on our financial statements.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric's distribution system caused damages to his livestock. Wisconsin Electric intends to appeal this decision.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW and other actions related to our Power the Future strategy.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

January 1- January 31	-	-	-	$106.4

February 1- February 29	-	-	-	$106.4

March 1-March 31	367,181	$32.64	367,181	$94.4

Total	367,181		367,181

(a)	In September 2000, we initiated a share repurchase program to purchase up to $400 million of our common stock. In December 2002, our Board of Directors extended the program through December 31, 2004.

ITEM 5. OTHER INFORMATION

We previously reported that James C. Donnelly intended to retire from all officer and director positions with Wisconsin Energy and its subsidiaries, including WICOR Industries, effective May 1, 2004.

However, Mr. Donnelly will now remain with WICOR Industries until December 31, 2004, unless his employment is terminated earlier by us or Mr. Donnelly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated February 3, 2004. (Exhibit 2.4 to Wisconsin Energy Corporation's 12/31/03 Form 10-K.)

10	Material Contracts

10.1	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of February 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/03 Form 10-K.)

10.2	Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of January 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation's 12/31/03 Form 10-K.)

10.3 (a)	Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, effective May 1, 2004. (Exhibit 10.41 to Wisconsin Energy Corporation's 12/31/03 Form 10-K.)

10.3 (b)	Amendment of Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, dated as of April 30, 2004.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of January 27, 2004 was filed by Wisconsin Energy on January 29, 2004 to report that the Dane County Circuit Court issued a decision which returned to the PSCW for further consideration its decision authorizing construction of the Port Washington Generating Station.

A Current Report on Form 8-K dated as of February 4, 2004 was filed by Wisconsin Energy on February 4, 2004 to report that we had reached an agreement to sell WICOR Industries, LLC, a manufacturer of water systems, filtration and pool equipment products, to Pentair, Inc. for $850 million and Pentair's assumption of approximately $25 million of debt.

A Current Report on Form 8-K dated as of February 4, 2004 was filed by Wisconsin Energy on February 4, 2004 to report that we increased our quarterly dividend to $0.21 per share, a five percent (5%) increase over the previous quarterly dividend of $0.20 per share.

A Current Report on Form 8-K dated as of February 11, 2004 was filed by Wisconsin Energy on February 11, 2004 to report that Richard A. Abdoo, Chairman of the Board and Chief Executive Officer of Wisconsin Energy, decided to retire effective April 30, 2004, and that Gale E. Klappa, President of Wisconsin Energy, will assume the positions held by Mr. Abdoo effective May 1, 2004.

A Current Report on Form 8-K dated as of March 2, 2004 was filed by Wisconsin Energy on March 2, 2004 to report that we will resume repurchasing up to $50 million of our shares of common stock in the open market under the share repurchase program previously authorized by our Board of Directors.

A Current Report on Form 8-K dated as of March 25, 2004 was filed by Wisconsin Energy on March 26, 2004 to report that the Public Service Commission of Wisconsin approved a Revised Environmental Assessment regarding the construction of the Port Washington Generating Station.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended March 31, 2004.

A Current Report on Form 8-K dated as of April 16, 2004 was filed by Wisconsin Energy on April 19, 2004 to report that the Dane County Circuit Court dismissed an appeal of the Revised Environmental Assessment issued by the Public Service Commission of Wisconsin regarding the construction of the Port Washington Generating Station.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 7, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer