Form 10-Q
period 2004-06-30
WISCONSIN ENERGY CORP
filed 2004-08-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (June 30, 2004):

Common Stock, $.01 Par Value,	117,609,417 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction .................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .............................................................	4

	Consolidated Condensed Balance Sheets ...................................................................	5

	Consolidated Condensed Statements of Cash Flows ..................................................	6

	Notes to Consolidated Condensed Financial Statements ..............................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ............................................................	16

3.	Quantitative and Qualitative Disclosures About Market Risk ..........................................	40

4.	Controls and Procedures ..............................................................................................	40

	Part II -- Other Information

1.	Legal Proceedings .......................................................................................................	41

2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ..........	42

4.	Submission of Matters to a Vote of Security Holders .....................................................	42

5.	Other Information...............................................................................................	43

6.	Exhibits and Reports on Form 8-K ................................................................................	44

	Signatures ...................................................................................................................	46

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which, during this reporting period, conducted its operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, Our, Us or We refer to the holding company and all of its subsidiaries. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas LLC, formerly Wisconsin Gas Company (Wisconsin Gas), and W.E. Power, LLC (We Power). The sale of the manufacturing segment was completed effective July 31, 2004 and this segment is reported as discontinued operations.

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company (Edison Sault), which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas operate under the trade name of "We Energies".

Non-Utility Energy Segment:   Our non-utility energy segment consists of We Power and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease the new generating capacity included in our Power the Future strategy. Wisvest owns and has investments in electric generating facilities and other energy-related entities and assets. As a result of a change in corporate strategy to focus on our Power the Future strategy, we have reduced the operations of Wisvest.

Manufacturing Segment:   Our manufacturing segment consisted of WICOR Industries, LLC (WICOR Industries), an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, LLC (Sta-Rite), SHURflo, LLC (SHURflo) and Hypro, LLC (Hypro), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries. Effective July 31, 2004, we sold this segment to Pentair, Inc. Accordingly, this segment is reflected as discontinued operations in the accompanying financial statements. For further information see Note 3 -- Discontinued Operations and Assets Held for Sale.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include Minergy Corp. (Minergy), which has $55 million of assets and develops and markets recycling technologies, and Wispark LLC (Wispark), which has $145 million of assets and develops and invests in real estate.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$716.4	$708.2	$1,782.3	$1,759.6

Operating Expenses
Fuel and purchased power	152.1	138.5	296.4	277.7
Cost of gas sold	129.5	143.6	515.3	538.6
Other operation and maintenance	256.0	230.5	510.9	473.8
Depreciation, decommissioning
and amortization	83.6	82.7	160.8	163.3
Property and revenue taxes	21.8	20.3	43.8	41.4

Total Operating Expenses	643.0	615.6	1,527.2	1,494.8

Operating Income	73.4	92.6	255.1	264.8

Other Income, Net	10.3	13.3	15.0	21.0

Financing Costs	50.7	55.1	104.9	106.2

Income From Continuing
Operations Before Income Taxes	33.0	50.8	165.2	179.6

Income Taxes	12.1	15.8	61.9	62.1

Income from Continuing Operations	20.9	35.0	103.3	117.5

Income from Discontinued
Operations, Net of Tax (Note 3)	17.7	14.3	26.1	23.8

Net Income	$38.6	$49.3	$129.4	$141.3

Earnings Per Share (Basic)
Continuing operations	$0.18	$0.30	$0.87	$1.01
Discontinued operations	0.15	0.12	0.22	0.20

Total Earnings Per Share (Basic)	$0.33	$0.42	$1.09	$1.21

Earnings Per Share (Diluted)
Continuing operations	$0.17	$0.30	$0.86	$1.00
Discontinued operations	0.15	0.12	0.22	0.20

Total Earnings Per Share (Diluted)	$0.32	$0.42	$1.08	$1.20

Weighted Average Common
Shares Outstanding (Millions)
Basic	118.0	116.7	118.2	116.4
Diluted	119.5	117.9	119.9	117.4

Dividends Per Share of Common Stock	$0.21	$0.20	$0.42	$0.40

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,435.9	$8,342.4
Accumulated depreciation	(3,139.5)	(3,021.3)

	5,296.4	5,321.1
Construction work in progress	422.0	296.2
Leased facilities, net	101.8	104.6
Nuclear fuel, net	67.6	78.4

Net Property, Plant and Equipment	5,887.8	5,800.3

Investments
Nuclear decommissioning trust fund	686.8	674.4
Other	260.6	276.9

Total Investments	947.4	951.3

Current Assets
Cash and cash equivalents	21.4	28.1
Accounts receivable	329.2	333.7
Accrued revenues	111.2	212.2
Materials, supplies and inventories	312.8	385.6
Assets held for sale (Note 3)	957.9	938.0
Other	158.3	168.2

Total Current Assets	1,890.8	2,065.8

Deferred Charges and Other Assets
Regulatory assets	662.4	612.3
Goodwill, net	441.9	441.9
Other	98.1	93.5

Total Deferred Charges and Other Assets	1,202.4	1,147.7

Total Assets	$9,928.4	$9,965.1

Capitalization and Liabilities

Capitalization
Common equity	$2,398.7	$2,358.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,367.2	3,570.5

Total Capitalization	5,796.3	5,959.6

Current Liabilities
Long-term debt due currently	168.6	166.2
Short-term debt	609.0	590.8
Accounts payable	227.9	248.7
Accrued liabilities	84.3	126.1
Liabilities held for sale (Note 3)	272.4	251.7
Other	135.6	83.6

Total Current Liabilities	1,497.8	1,467.1

Deferred Credits and Other Liabilities
Regulatory liabilities	884.0	887.7
Asset retirement obligations	750.4	732.0
Deferred income taxes - long-term	615.3	570.8
Other	384.6	347.9

Total Deferred Credits and Other Liabilities	2,634.3	2,538.4

Total Capitalization and Liabilities	$9,928.4	$9,965.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30

2004	2003

(Millions of Dollars)
Operating Activities
Net income	$129.4	$141.3
Income from discontinued operations, net of tax	(26.1)	(23.8)
Reconciliation to cash
Depreciation, decommissioning and amortization	179.4	178.0
Nuclear fuel expense amortization	10.7	13.6
Equity in earnings of unconsolidated affiliates	(14.9)	(11.9)
Deferred income taxes and investment tax credits, net	(4.7)	(11.2)
Accrued income taxes, net	(33.3)	(24.0)
Change in -	Accounts receivable and accrued revenues	105.5	86.4
Inventories	72.8	4.8
Other current assets	21.9	5.6
Accounts payable	(20.8)	(22.2)
Other current liabilities	43.6	20.0
Other	30.5	6.2

Cash Provided by Operating Activities	494.0	362.8

Investing Activities
Capital expenditures	(254.9)	(306.8)
Acquisitions and investments	1.7	(4.0)
Proceeds from asset sales, net	15.9	12.6
Nuclear fuel	(0.4)	(16.8)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	31.4	3.5

Cash Used in Investing Activities	(215.1)	(320.3)

Financing Activities
Issuance of common stock and exercise of stock options	47.8	29.3
Repurchase of common stock	(98.7)	(6.8)
Dividends paid on common stock	(48.5)	(46.6)
Issuance of long-term debt	17.4	840.8
Retirement and redemption of long-term debt	(221.8)	(456.3)
Change in short-term debt	18.2	(392.9)
Other	-	(21.0)

Cash Used in Financing Activities	(285.6)	(53.5)

Change in Cash and Cash Equivalents from Continuing Operations	(6.7)	(11.0)

Cash and Cash Equivalents at Beginning of Period	28.1	35.0

Cash and Cash Equivalents at End of Period	$21.4	$24.0

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$116.2	$109.4
Income taxes (net of refunds)	$57.5	$101.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

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

 2 -- NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46 and deferred the effective date for interests held in variable interest entities other than special purpose entities to financial statements for periods ending after March 15, 2004. We adopted FIN 46R in the first quarter of 2004.

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we or the entity that owns the facility is the variable interest entity's primary beneficiary. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement we have rights to the firm capacity. We have approximately $771.4 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

 3 -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Effective July 31, 2004, we sold WICOR, whose only asset at the time consisted of its interest in WICOR Industries, to Pentair, Inc. for $850 million in cash, plus the assumption of approximately $25 million of third party debt. We realized net cash proceeds of $740 million after cash taxes and transaction costs.

As a condition of the sale, WICOR transferred its ownership of Wisconsin Gas to Wisconsin Energy through a stock redemption. Prior to the transaction, Wisconsin Gas converted to a limited liability company (collectively the "Wisconsin Gas transfer").

We estimate that the sale of WICOR will result in a pre-tax gain of approximately $145 million. We expect to pay cash taxes of approximately $120 million on the sale and related Wisconsin Gas transfer. We believe that we will receive future tax deductions from a step-up in tax basis of the Wisconsin Gas assets as a result of the Wisconsin Gas transfer. We therefore expect that substantially all of the cash taxes paid will be recorded as deferred tax assets. As a result, we estimate that the after-tax gain on the sale and the Wisconsin Gas transfer will be between $140 to $145 million, or $1.18 per share to $1.20 per share.

The final purchase price is subject to adjustments based upon the audited July 31, 2004 balance sheet of WICOR Industries. In addition, pursuant to the terms of the sales agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos, and product liability matters associated with the manufacturing business. Finally, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals of the fair value of Wisconsin Gas assets and current as well as future tax laws. We expect to finalize the calculation of the gain on the sale by the end of the third quarter.

In accordance with SFAS 144, the assets and liabilities associated with our manufacturing segment have been reclassified as held for sale in the accompanying balance sheets. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. We also reclassified our manufacturing segment as discontinued operations in the accompanying income statement. Included in discontinued operations is interest expense associated with third-party debt that will be assumed by the buyer upon completion of the sale. A summary of the components of Income from Discontinued Operations, Net of Tax in our Consolidated Condensed Income Statements follows:

	Three months ended June 30		Six months ended June 30

	2004	2003	2004	2003

	(Millions of Dollars)

Operating revenues	$225.5	$206.1	$417.4	$383.9
Operating expenses	196.4	182.3	374.2	344.3
Interest expense and other	0.1	0.3	0.3	0.6

Income before income taxes	29.0	23.5	42.9	39.0
Income tax expense	11.3	9.2	16.8	15.2

Income from discontinued operations, net of tax	$17.7	$14.3	$26.1	$23.8

Assets and liabilities held for sale on our Consolidated Condensed Balance Sheets follow:

	June 30, 2004	Dec 31, 2003

	(Millions of Dollars)
Assets
Property, plant and equipment, net	$131.6	$125.8
Current assets	321.9	308.3
Investments	2.3	0.2
Goodwill	393.6	394.0
Deferred charges and other	108.5	109.7

Total assets held for sale	$957.9	$938.0

Liabilities
Total debt	$25.2	$23.9
Current liabilities other than current debt	138.5	121.9
Other long-term liabilities and deferred credits	108.7	105.9

Total liabilities held for sale	$272.4	$251.7

A summary of the components of cash flows for discontinued operations follows:

	Six months ended June 30

	2004	2003

	(Millions of Dollars)

Net cash flows received from operating activities	$20.3	$35.8
Net cash flows used in investing activities	(29.6)	(28.1)
Net cash flows provided from (used in) financing activities	1.5	(2.1)

Net (decrease) increase in cash and temporary cash investments	(7.8)	5.6
Cash and temporary investments at beginning of period	25.4	8.6

Cash and temporary investments at end of period	$17.6	$14.2

Supplemental cash flows information:
Interest	$0.5	$0.6
Income taxes, net of refunds	$9.8	$6.4

Cash and temporary cash investments of discontinued operations are included in Assets held for sale in the Consolidated Condensed Balance Sheet.

 4 -- ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations under SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach).

SFAS 143 also applies to a smaller extent to several other utility assets, including the dismantlement of certain hydro facilities and the removal of certain coal handling equipment and water intake facilities located on lakebeds. We have not recorded any asset retirement obligations for the removal of the coal handling equipment or for the water intake facilities located on lakebeds because the associated liability cannot be reasonably estimated.

The following table presents the change in our asset retirement obligations, which are included on the consolidated balance sheet in Deferred Credits and Other Liabilities.

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 06/30/04

	(Millions of Dollars)

Asset Retirement Obligations	$732.0	$ -	$ -	$18.4	$ -	$750.4

 5 -- GOODWILL AND INTANGIBLE ASSETS

We account for goodwill and other intangibles under SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense.

We assess the fair value of our SFAS 142 reporting units by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test for all our reporting units as of August 31.

The following table presents the details of our intangible assets, the majority of which are included on the consolidated balance sheet in Assets held for sale. Pursuant to SFAS 144, we ceased amortizing intangible assets associated with our manufacturing segment, with a net book value at June 30, 2004 of approximately $66.2 million.

	Gross Value	Accumulated Amortization	Net Book Value

June 30, 2004	(Millions of Dollars)

Total amortizable intangible assets (a)	$21.8	$7.9	$13.9
Total non-amortizable intangible assets (a)	54.6	2.1	52.5

Total intangible assets	$76.4	$10.0	$66.4

December 31, 2003

Total amortizable intangible assets (a)	$21.6	$7.8	$13.8
Total non-amortizable intangible assets (a)	54.8	2.1	52.7

Total intangible assets	$76.4	$9.9	$66.5

(a)	The intangible assets associated with our manufacturing segment are included in Assets held for sale on our Consolidated Condensed Balance Sheets.

The amount of amortization expense included in operating income for identifiable intangibles was $0.1 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

We have recorded approximately $394 million of goodwill cost related to our manufacturing segment, which is included in Assets held for sale on the accompanying balance sheet.

 6 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the six months ended June 30, 2004 and 2003:

	Six months ended June 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$129.4	$141.3
Other Comprehensive Income (Loss)
Currency Translation Adjustments	(1.8)	3.9
Minimum Pension Liability	-	0.4
Hedging (Losses) Gains	(0.3)	1.0

Total Other Comprehensive (Loss) Income	(2.1)	5.3

Total Comprehensive Income	$127.3	$146.6

Stock-Based Compensation:   We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans and have adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share as if we had accounted for stock options under the fair value method of SFAS 123 in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had we expensed stock-based compensation under SFAS 123, our diluted earnings would have been reduced by $0.02 per share and $0.04 per share for the three and six months ended June 30, 2004, respectively.

	Three months ended June 30		Six months ended June 30

	2004	2003	2004	2003

	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$38.6	$49.3	$129.4	$141.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.2	1.2	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2.9	2.0	6.0	3.8

Pro forma	$36.2	$47.5	$124.6	$137.7

Basic Earnings Per Common Share
As reported	$0.33	$0.42	$1.09	$1.21
Pro forma	$0.31	$0.41	$1.05	$1.18

Diluted Earnings Per Common Share
As reported	$0.32	$0.42	$1.08	$1.20
Pro forma	$0.30	$0.40	$1.04	$1.17

Common Stock Repurchases:   The Board of Directors approved a common stock repurchase plan which, as amended, authorized us to purchase up to $400 million of our shares of common stock in the open market through December 31, 2004. Through the first six months of 2004, we purchased and retired approximately 1.0 million shares of common stock for $30.9 million. Since the plan began in September 2000, we have purchased approximately 14.3 million shares of common stock for $324.5 million. We retire the stock that we repurchase.

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

During the first six months of 2004, we received proceeds of $ 43.0 million related to the exercise of stock options. We instructed our plan agent to purchase common stock in the open market at a cost of $67.8 million to fulfill the exercised stock options. This cost is included in Repurchase of common stock on our Consolidated Condensed Statements of Cash Flows.

 7 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in our regulated electric operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin, (PSCW) allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

 8 -- LONG-TERM DEBT

In March 2004, WEC Capital Trust I, the issuer of our Trust Preferred Securities, redeemed all of the $200 million of the outstanding Trust Preferred Securities, which required us to redeem our long-term notes due to the Trust. We financed this redemption through the issuance of short-term commercial paper. In March 2004, we recorded approximately $5.9 million of costs associated with this early redemption, which are included in Other Income, Net in our Consolidated Condensed Income Statement for the six months ended June 30, 2004.

In July 2004, we announced a modified Dutch auction tender offer for the redemption of up to $300 million in aggregate of three senior note series. On August 5, 2004, we announced that we terminated the tender offer, and as a result, we did not redeem any of the senior notes.

 9 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

Three Months Ended June 30	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$9.0	$7.1	$3.0	$2.9
Interest cost	22.8	23.5	5.7	6.1
Expected return on plan assets	(29.6)	(29.5)	(3.9)	(2.9)
Amortization of:
Transition (asset) obligation	(0.6)	(0.8)	0.4	0.4
Prior service cost	1.3	2.2	0.2	0.2
Actuarial loss	5.2	0.7	1.0	2.1

Net Periodic Benefit Cost	$8.1	$3.2	$6.4	$8.8

Six Months Ended June 30
Net Periodic Benefit Cost
Service cost	$17.2	$13.6	$6.2	$5.5
Interest cost	40.5	41.4	11.6	12.0
Expected return on plan assets	(51.7)	(52.9)	(7.0)	(5.8)
Amortization of:
Transition (asset) obligation	(1.1)	(1.3)	0.8	0.8
Prior service cost	2.5	3.0	0.3	0.3
Actuarial loss	9.1	2.6	3.4	4.4

Net Periodic Benefit Cost	$16.5	$6.4	$15.3	$17.2

We previously disclosed that we expect to contribute $5.7 million to our qualified pension plans in September 2004. Any contribution in 2004 to other post-retirement benefit plans is expected to occur in December. Contributions to these post-retirement benefit plans are discretionary.

Employee Benefit Plans and Post-retirement Benefits:  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The first and second quarter effects of the change are reflected in the financial statements in the second quarter of 2004 with a pre-tax reduction of other post-retirement benefit expense of $2.4 million, under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $4.7 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 10 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of June 30, 2004, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at June 30, 2004	Liability Recorded at June 30, 2004

	(Millions of Dollars)

Wisconsin Energy	$2.0	$2.0	$ -

Wisconsin Electric	223.4	0.1	-
Subsidiary	22.8	12.0	0.1

Total	$248.2	$14.1	$0.1

We guarantee support obligations of our affiliates to third parties under loan agreements. In the event our affiliates fail to perform under the loan agreements, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations. Approximately $1.9 million of our subsidiary guarantees relate to discontinued operations which terminated upon completion of the sale to Pentair, Inc.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of June 30, 2004 was $16.0 million and $13.1 million as of December 31, 2003.

 11 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and six month periods ended June 30, 2004 and 2003 is shown in the following table.

Wisconsin Energy Corporation	Reportable Operating Segments Energy			Corporate (a) and Other (b) & Reconciling Eliminations	Total Consolidated
	Utility	Non-Utility	Manufacturing (a)
	(Millions of Dollars)
Three Months Ended

June 30, 2004
Operating Revenues (c)	$703.8	$3.9	$ -	$8.7	$716.4
Operating Income (Loss)	$74.1	($1.0)	($0.7)	$1.0	$73.4
Income from Discontinued Operations, Net	$ -	$ -	$17.7	$ -	$17.7
Net Income (Loss)	$34.9	($2.8)	$14.8	($8.3)	$38.6
Capital Expenditures	$89.5	$28.2	$6.4	$2.8	$126.9

June 30, 2003
Operating Revenues (c)	$693.4	$5.7	$ -	$9.1	$708.2
Operating Income (Loss)	$91.4	($2.5)	$ -	$3.7	$92.6
Income from Discontinued Operations, Net	$ -	$ -	$14.3	$ -	$14.3
Net Income (Loss)	$45.8	($4.1)	$11.2	($3.6)	$49.3
Capital Expenditures	$118.7	$43.8	$2.8	$7.4	$172.7

Six Months Ended

June 30, 2004
Operating Revenues (c)	$1,760.5	$5.0	$ -	$16.8	$1,782.3
Operating Income (Loss)	$260.7	($4.2)	($1.5)	$0.1	$255.1
Income from Discontinued Operations, Net	$ -	$ -	$28.6	($2.5)	$26.1
Net Income (Loss)	$138.8	($6.3)	$22.5	($25.6)	$129.4
Capital Expenditures	$173.0	$76.9	$10.0	$5.0	$264.9
Total Assets	$8,188.8	$482.9	$956.9	$299.8	$9,928.4

June 30, 2003
Operating Revenues (c)	$1,735.6	$6.8	$ -	$17.2	$1,759.6
Operating Income (Loss)	$271.0	($8.5)	($0.7)	$3.0	$264.8
Income from Discontinued Operations, Net	$ -	$ -	$23.8	$ -	$23.8
Net Income (Loss)	$147.9	($12.2)	$17.5	($11.9)	$141.3
Capital Expenditures	$199.9	$91.1	$5.2	$15.8	$312.0
Total Assets	$8,041.3	$427.8	$947.6	$376.8	$9,793.5

(a)

The sale of our manufacturing segment was completed effective July 31, 2004 and was reported at June 30, 2004 as discontinued operations and assets held for sale. Certain corporate overheads reported in the manufacturing segment continue to exist following the sale and are reported in continuing operations. Certain other corporate costs are directly attributable to the discontinued operations.

(b)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy as well as interest on corporate debt.

(c)

Intersegment revenues are not material. An elimination is included in Operating Revenues of $2.0 million and
$1.1 million for the three months ended June 2004 and 2003, respectively, and in the amounts of $3.1 million and
$1.5 million for the six months ended June 2004 and 2003, respectively.

 12 -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Based on current information, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in Factors Affecting Results, Liquidity and Capital Resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2004

CONSOLIDATED EARNINGS

Our diluted earnings per share were $0.32 during the second quarter of 2004 compared with $0.42 per share during the same period in 2003. Earnings declined primarily due to the timing of a scheduled refueling outage of Unit 1 at Point Beach Nuclear Plant (Point Beach). In April 2004, Point Beach Unit 1 shut down for its normal refueling outage, which is scheduled approximately every 18 months. The unit returned to service in June 2004. In 2003, we did not have a comparable outage at Point Beach until the fourth quarter. For additional information concerning the outage at Point Beach, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

The following table compares our net income during the second quarter of 2004 with similar information during the second quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three months ended June 30

	2004	B (W)	2003

	(Millions of Dollars)

Utility Energy Segment	$74.1	($17.3)	$91.4
Non-Utility Energy Segment	(1.0)	1.5	(2.5)
Corporate and Other	0.3	(3.4)	3.7

Total Operating Income	73.4	(19.2)	92.6
Other Income, Net	10.3	(3.0)	13.3
Financing Costs	50.7	4.4	55.1

Income from Continuing Operations Before Income Taxes	33.0	(17.8)	50.8
Income Taxes	12.1	3.7	15.8

Income From Continuing Operations	20.9	(14.1)	35.0
Income From Discontinued Operations, Net of Tax (a)	17.7	3.4	14.3

Net Income	$38.6	($10.7)	$49.3

Diluted Earnings Per Share	$0.32	($0.10)	$0.42

(a)	Effective July 31, 2004, we sold our manufacturing business. We began reporting this business as a discontinued operation in the first quarter of 2004.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $74.1 million to operating income during the second quarter of 2004, a decrease of $17.3 million or 18.9% over the prior year second quarter. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended June 30

Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues
Electric	$506.2	$28.2	$478.0
Gas	193.3	(17.4)	210.7
Other	4.3	(0.4)	4.7

Total Operating Revenues	703.8	10.4	693.4
Fuel and Purchased Power	152.0	(13.7)	138.3
Cost of Gas Sold	129.5	14.1	143.6

Gross Margin	422.3	10.8	411.5
Other Operating Expenses
Other Operation and Maintenance	247.1	(25.4)	221.7
Depreciation, Decommissioning
and Amortization	80.2	(1.3)	78.9
Property and Revenue Taxes	20.9	(1.4)	19.5

Operating Income	$74.1	($17.3)	$91.4

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the second quarter of 2004 with similar information for the second quarter of 2003.

	Three Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$167.1	$7.1	$160.0	1,819.5	44.6	1,774.9
Small Commercial/Industrial	164.3	7.0	157.3	2,125.1	48.0	2,077.1
Large Commercial/Industrial	139.9	10.4	129.5	2,937.3	247.5	2,689.8
Other-Retail/Municipal	23.2	2.4	20.8	588.3	61.9	526.4
Resale-Utilities	2.8	(0.4)	3.2	80.3	(28.4)	108.7
Other Operating Revenues	8.9	1.7	7.2	-	-	-

Total Operating Revenues	$506.2	$28.2	$478.0	7,550.5	373.6	7,176.9

Weather -- Degree Days (a)
Cooling (182 Normal)				91	16	75

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the second quarter of 2004, total electric utility operating revenues increased by $28.2 million or 5.9% when compared with 2003 primarily due to the impact of rate increases and growth in base business.

In May 2004, Wisconsin Electric received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with our Power the Future strategy. In October 2003, Wisconsin Electric also received a final rate order from the PSCW that authorized the recovery of an additional $6.1 million of annual fuel and purchased power costs. We realized approximately $10.0 million in additional revenues during the second quarter of 2004 as a result of the combination of these rate increases.

Our total electric megawatt-hour sales increased by 373.6 thousand megawatt-hours or 5.2% during 2004 compared with 2003. Residential sales were up 2.5% and small commercial/industrial sales were up 2.3%. A combination of growth in the number of customers and in higher weather-normalized use per customer drove these increases during the second quarter of 2004. Sales volumes to large commercial/industrial customers improved by 9.2% between the comparative periods most of which was attributable to our largest customers, two iron ore mines. Excluding these two mines, our total electric energy sales increased by 3.0% and sales volumes to the remaining large commercial/industrial customers improved by 3.4%.

Cool early summer weather negatively impacted electric sales during the second quarters of 2004 and 2003. As measured by cooling degree days, the second quarter of 2004 was 50% colder than normal, with similar results during the second quarter of 2003, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As a result, we estimate that our electric operating revenues were approximately $14.1 million lower during the second quarter of 2004 than we would have expected under normal weather conditions. The trend of cooler than normal summer weather continued into July 2004.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $13.7 million or 9.9% when compared to the second quarter of 2003. This increase is related to the 5.2% increase in our megawatt-hour sales, the impact of higher average natural gas prices on purchased energy costs and to higher coal and purchased capacity costs. Higher availability of several of our coal-fired generating units during the second quarter of 2004 offset the impact on fuel and purchased power costs of the scheduled outage at Point Beach Unit 1.

We estimate that our under recovery of fuel and purchased power costs was approximately $6 million more during the second quarter of 2004 as compared with the same period in 2003. In June 2004, Wisconsin Electric filed a request with the PSCW to raise Wisconsin retail electric rates by
$36.1 million annually to recover higher forecasted fuel and purchased power costs. In July 2004, the PSCW authorized an interim fuel rate increase for $36.1 million subject to refund when the PSCW completes its review of our request, anticipated in the fourth quarter of 2004. For further information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2004 with similar information for the second quarter of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $17.4 million or 8.3% due primarily to a decrease in therm deliveries between the comparative periods combined with a $14.1 million or 9.8% decrease in purchased gas costs.

	Three Months Ended June 30

	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$193.3	($17.4)	$210.7
Cost of Gas Sold	129.5	14.1	143.6

Gross Margin	$63.8	($3.3)	$67.1

For the three months ended June 30, 2004, gas margins decreased by $3.3 million or 4.9% when compared to the three months ended June 30, 2003 due primarily to recognition of $3.8 million of gas cost incentive revenues during the second quarter of 2003 under our gas cost recovery mechanisms. No incentive revenues were recognized in the second quarter of 2004.

A weather-related 8.2% reduction in therm deliveries during the second quarter of 2004 offset the impact on gas margin of a rate increase that became effective in March 2004. As measured by heating degree days, the second quarter of 2004 was 16.8% warmer than the same period during 2003. We estimate that weather reduced our gas margin by approximately $4.6 million between the comparative periods. In July 2003, Wisconsin Gas filed a limited rate adjustment request for anticipated 2004 revenue deficiencies associated with costs for the Ixonia Lateral, which was placed into service in December 2003. In February 2004, the PSCW approved an annual increase in gas rates of $25.9 million in response to this request. These higher rates increased our gas margin by approximately $5.4 million during the second quarter of 2004.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2004 with similar information for the second quarter of 2003.

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$40.6	$0.2	$40.4	111.1	(16.9)	128.0
Commercial/Industrial	11.6	0.2	11.4	63.1	(8.4)	71.5
Interruptible	0.4	-	0.4	6.1	0.6	5.5

Total Gas Sold	52.6	0.4	52.2	180.3	(24.7)	205.0
Transported Gas	9.3	0.4	8.9	165.8	(6.0)	171.8
Other	1.9	(4.1)	6.0	-	-	-

Total	$63.8	($3.3)	$67.1	346.1	(30.7)	376.8

Weather -- Degree Days (a)
Heating (945 Normal)				963	(195)	1,158

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $25.4 million or 11.5% during the second quarter of 2004 compared with the second quarter of 2003, primarily due to the scheduled outage of Point Beach Unit 1. Nuclear expenses were up $21.0 million between the comparative periods. We did not have a similar outage at Point Beach until the fourth quarter of 2003. We incurred approximately $4.6 million less in maintenance costs for our coal-fired generating facilities as a result of the timing of scheduled outages between 2003 and 2004.

During the second quarter of 2004, we recognized $8.3 million of expenses associated with the Port Washington lease. An electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. In addition, employee pension and benefit costs increased $6.1 million between the comparative periods, and we recovered $5.8 million less during the second quarter of 2004 than during the second quarter of 2003 in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation. Our bad debt expenses were $7.8 million lower during the second quarter of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $1.3 million or 1.6% during the second quarter of 2004 due to a higher base of depreciable assets between the comparative periods.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The following table compares the operating loss of our non-utility energy segment between the second quarter of 2004 and the second quarter of 2003.

	Three Months Ended June 30

Non-Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$3.9	($1.8)	$5.7
Fuel and Purchased Power	0.1	$.1	0.2

Gross Margin	3.8	(1.7)	5.5
Other Operating Expenses
Other Operation and Maintenance	2.3	3.3	5.6
Depreciation, Decommissioning
and Amortization	1.8	-	1.8
Property and Revenue Taxes	0.7	($.1)	0.6

Operating Loss	($1.0)	$1.5	($2.5)

Our non-utility energy operating losses decreased from $2.5 million during the second quarter of 2003 to $1.0 million during the second quarter of 2004. This reduction in operating losses primarily relates to the elimination of operating costs associated with a natural gas power island, which was sold in the fourth quarter of 2003, and to improved results related to our Calumet Energy generating facility.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

We realized corporate and other affiliate operating income of $0.3 million in the second quarter of 2004 compared with operating income of $3.7 million in the same period in 2003. This decrease primarily reflects a $3.1 million reduction in other operation and maintenance expenses of Wisconsin Energy during the second quarter of 2003 for previously incurred Power the Future costs. In connection with the Power the Future Port Washington lease that was entered into and approved by the PSCW in the second quarter of 2003, we received approval from the PSCW to defer certain Port Washington costs billed by We Power for recovery in future rates. The following table identifies the components of corporate and other affiliate operating income between the second quarter of 2004 and the second quarter of 2003.

	Three Months Ended June 30

Corporate and Other Affiliates	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$8.7	($0.4)	$9.1
Other Operating Expenses
Other Operation and Maintenance	6.6	(3.3)	3.3
Depreciation, Decommissioning
and Amortization	1.6	0.3	1.9
Property and Revenue Taxes	0.2	-	0.2

Operating Income	$0.3	($3.4)	$3.7

CONSOLIDATED OTHER INCOME, NET

Other income, net decreased by $3.0 million in the second quarter of 2004 compared to the second quarter of 2003. This decrease is due, in part, to lower equity-related Allowance for Funds Used During Construction (AFUDC) due to a lower average balance of utility construction projects in the second quarter of 2004, and lower earnings on other investments. These items were partially offset by a $3.2 million civil penalty that Wisconsin Electric agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $4.4 million in the three months ended June 30, 2004 compared to the same period in 2003. This decrease primarily reflects the March 2004 redemption of the long-term debt associated with the 6.85% Trust Preferred Securities, which was refinanced with short-term debt.

CONSOLIDATED INCOME TAXES

For the second quarter of 2004, our effective tax rate applicable to continuing operations was 36.7% compared with a 31.1% rate during the second quarter of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

DISCONTINUED OPERATIONS

As required by SFAS 144, we began classifying our manufacturing segment as an asset held for sale and as a discontinued operation when we entered into the agreement in February 2004 to sell this segment. We subsequently completed this sale effective July 31, 2004. (See Note 3 -- Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Condensed Financial Statements.)

Income from discontinued operations, net of tax increased by $3.4 million during the three months ended June 30, 2004 as compared to the same period in 2003, primarily because we stopped depreciating the manufacturing segment's assets in February 2004 in accordance with SFAS 144. This resulted in a
$3.5 million increase in net income. Operationally, increased manufacturing sales between the comparative periods were offset by higher operating expenses primarily related to insurance, pension costs and customer programs.

RESULTS OF OPERATIONS --SIX MONTHS ENDED JUNE 30, 2004

CONSOLIDATED EARNINGS

Our diluted earnings per share were $1.08 during the first half of 2004 compared with $1.20 per share during the same period in 2003. Earnings declined primarily due to the timing of a scheduled refueling outage of Point Beach Unit 1. This scheduled refueling outage occurred during the second quarter of 2004. In 2003, we did not have a comparable outage at Point Beach until the fourth quarter. For additional information concerning the outage at Point Beach, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

The following table compares our net income during the first six months of 2004 with similar information during the first six months of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Six months ended June 30

	2004	B (W)	2003

(Millions of Dollars, Except per Share Amounts)

Utility Energy Segment	$260.7	($10.3)	$271.0
Non-Utility Energy Segment	(4.2)	4.3	(8.5)
Corporate and Other	(1.4)	(3.7)	2.3

Total Operating Income	255.1	(9.7)	264.8
Other Income, Net	15.0	(6.0)	21.0
Financing Costs	104.9	1.3	106.2

Income from Continuing Operations Before Income Taxes	165.2	(14.4)	179.6
Income Taxes	61.9	0.2	62.1

Income From Continuing Operations	103.3	(14.2)	117.5
Income From Discontinued Operations, Net of Tax (a)	26.1	2.3	23.8

Net Income	$129.4	($11.9)	$141.3

Diluted Earnings Per Share	$1.08	($0.12)	$1.20

(a)	Effective July 31, 2004 we sold our manufacturing business. We began reporting this business as a discontinued operation in the first quarter of 2004.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $260.7 million to operating income during the first six months of 2004, a decrease of $10.3 million or 3.8% over the same period in the prior year. The following table summarizes the operating income of this segment between the comparative periods.

	Six Months Ended June 30

Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues
Electric	$1,023.4	$57.5	$965.9
Gas	723.6	(32.1)	755.7
Other	13.5	(0.5)	14.0

Total Operating Revenues	1,760.5	24.9	1,735.6
Fuel and Purchased Power	296.1	(18.8)	277.3
Cost of Gas Sold	515.3	23.3	538.6

Gross Margin	949.1	29.4	919.7
Other Operating Expenses
Other Operation and Maintenance	491.7	(39.3)	452.4
Depreciation, Decommissioning
and Amortization	154.0	2.5	156.5
Property and Revenue Taxes	42.7	(2.9)	39.8

Operating Income	$260.7	($10.3)	$271.0

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the first six months of 2004 with similar information for the first six months of 2003.

	Six Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$353.8	$14.1	$339.7	3,936.0	84.1	3,851.9
Small Commercial/Industrial	322.5	12.4	310.1	4,312.9	65.9	4,247.0
Large Commercial/Industrial	267.5	15.7	251.8	5,737.3	277.7	5,459.6
Other-Retail/Municipal	44.7	1.9	42.8	1,205.0	58.5	1,146.5
Resale-Utilities	17.8	8.5	9.3	401.5	143.6	257.9
Other Operating Revenues	17.1	4.9	12.2	-	-	-

Total Operating Revenues	$1,023.4	$57.5	$965.9	15,592.7	629.8	14,962.9

Weather -- Degree Days (a)
Heating (4,246 Normal)				4,328	(377)	4,705
Cooling (183 Normal)				91	16	75

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first six months of 2004, total electric utility operating revenues increased by $57.5 million or 6.0% when compared with 2003 primarily due to the impact of rate increases and growth in base business.

In May 2004, Wisconsin Electric received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with our Power the Future strategy. In March 2003, Wisconsin Electric received an interim increase in rates of $55.1 million annually to recover increases in the fuel and purchased power costs. In October 2003, Wisconsin Electric also received a final rate order from the PSCW that authorized the recovery of an additional $6.1 million of annual fuel and purchased power costs. We received approximately $23.2 million in additional revenues during the first half of 2004 as a result of these rate increases.

Our total electric megawatt-hour sales increased by 629.8 thousand megawatt-hours or 4.2% during 2004 compared with 2003. Residential sales were up 2.2% and small commercial/industrial sales were up 1.6%. A combination of growth in the number of customers and in higher weather-normalized use per customer drove these increases during the first six months of 2004. Sales volumes to large commercial/industrial customers improved by 5.1% between the comparative periods most of which is attributable to our largest customers, two iron ore mines. Excluding these two mines, our total electric energy sales increased by 3.3% and sales volumes to the remaining large commercial/industrial customers improved by 2.3%. Sales for resale to other utilities, the Resale-Utilities customer class, increased 55.7% between the periods due to an increased demand for wholesale power. However, these sales result in very small margins.

Warm winter weather as compared to 2003 and cool early summer weather negatively impacted electric sales during the first six months of 2004. As measured by heating degree days, the first six months of 2004 were 8.0% warmer than the same period in 2003 reducing heating load. As measured by cooling degree days, the second quarter of 2004 was 50% colder than normal, with similar results in the second quarter of 2003, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As a result, electric operating revenues were approximately $12.4 million lower during the first half of 2004 than we would have expected under normal weather conditions.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $18.8 million or 6.8% when compared to the first six months of 2003. This increase is related to the 4.2% increase in our megawatt-hour sales and to higher coal and purchased capacity costs. Higher availability of several of our coal-fired generating units during the first half of 2004 offset the impact on fuel and purchased power costs of the scheduled outage at Point Beach Unit 1 during the second quarter of 2004.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the first six months of 2004 with similar information for the first six months of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $32.1 million or 4.2% due primarily to a weather-related decrease in the therm deliveries between the comparative periods combined with a $23.3 million or 4.3% decrease in purchased gas costs.

	Six Months Ended June 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$723.6	($32.1)	$755.7
Cost of Gas Sold	515.3	23.3	538.6

Gross Margin	$208.3	($8.8)	$217.1

For the six months ended June 30, 2004, gas margins decreased by $8.8 million or 4.1% when compared to the six months ended June 30, 2003, due primarily to warmer winter weather in 2004 as compared to 2003 and the recognition of $4.3 million of gas cost incentive revenues during 2003 under our gas cost recovery mechanisms. No incentive revenues were recognized during the first six months of 2004.

A weather-related 6.2% reduction in therm deliveries during the first half of 2004 offset the impact on gas margin of a rate increase that became effective in March 2004. As measured by heating degree days, the first six months of 2004 were 8.0% warmer than the same period during 2003, reducing heating load. We estimate that weather reduced our gas margin by approximately $11.9 million between the comparative periods. In July 2003, Wisconsin Gas filed a limited rate adjustment request for anticipated 2004 revenue deficiencies associated with costs for the Ixonia Lateral, which was placed into service in December 2003. In February 2004, the PSCW approved an annual increase in gas rates of $25.9 million in response to this request. These higher rates increased our gas margin by approximately $7.7 million during 2004.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first half of 2004 with similar information for the first half of 2003.

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$138.1	($3.0)	$141.1	505.3	(40.8)	546.1
Commercial/Industrial	41.9	(1.6)	43.5	284.1	(26.0)	310.1
Interruptible	1.1	-	1.1	15.1	(0.1)	15.2

Total Gas Sold	181.1	(4.6)	185.7	804.5	(66.9)	871.4
Transported Gas	23.0	0.4	22.6	415.0	(13.4)	428.4
Other	4.2	(4.6)	8.8	-	-	-

Total	$208.3	($8.8)	$217.1	1,219.5	(80.3)	1,299.8

Weather -- Degree Days (a)
Heating (4,246 Normal)				4,328	(377)	4,705

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $39.3 million or 8.7% during the first half of 2004 compared with the first half of 2003, primarily due to the scheduled outage of Point Beach Unit 1. Nuclear expenses were up $22.6 million between the comparative periods. We did not have a similar outage at Point Beach until the fourth quarter of 2003. Also, we incurred approximately $3.5 million less in maintenance costs for our coal-fired generating facilities as a result of the timing of scheduled outages between 2003 and 2004. Our employee benefit and pension costs were up $15.1 million between the comparative periods.

During the first half of 2004, we recognized $8.3 million of expenses associated with the Port Washington lease. An electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. We recovered $5.8 million less between the comparative periods in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation. Our bad debt expenses were $8.6 million lower during the first half of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital
Resources -- Utility Rates and Regulatory Matters.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $2.5 million or 1.6% during the first six months of 2004 compared with the same period in 2003. In the first half of 2004, decommissioning expense was reduced by $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This reduction was offset in part by depreciation on a higher base of depreciable assets between the comparative periods.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The following table compares the operating loss of our non-utility energy segment between the first six months of 2004 and the first six months of 2003.

	Six Months Ended June 30

Non-Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$5.0	($1.8)	$6.8
Fuel and Purchased Power	0.3	0.1	0.4

Gross Margin	4.7	(1.7)	6.4
Other Operating Expenses
Other Operation and Maintenance	4.5	5.6	10.1
Depreciation, Decommissioning
and Amortization	3.7	-	3.7
Property and Revenue Taxes	0.7	0.4	1.1

Operating Loss	($4.2)	$4.3	($8.5)

Our non-utility energy operating losses decreased from $8.5 million during the first half of 2003 to $4.2 million during the first half of 2004. This reduction in operating losses primarily relates to the elimination of operating costs associated with a natural gas power island, which was sold in the fourth quarter of 2003, and to improved results related to our Calumet Energy generating facility.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

We realized corporate and other affiliate operating losses of $1.4 million in the first six months of 2004 compared with operating income of $2.3 million in the same period in 2003 reflecting a $3.1 million reduction in other operation and maintenance expenses of Wisconsin Energy during the second quarter of 2003 for previously incurred Power the Future costs. In connection with the Power the Future Port Washington lease that was entered into and approved by the PSCW in the second quarter of 2003, we received approval from the PSCW to defer certain Port Washington costs billed by We Power for recovery in future rates. The following table identifies the components of corporate and other affiliate operating income (loss) between the first six months of 2004 and the first six months of 2003.

	Six Months Ended June 30

Corporate and Other Affiliates	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$16.8	($0.4)	$17.2
Other Operating Expenses
Other Operation and Maintenance	14.7	(3.4)	11.3
Depreciation, Decommissioning
and Amortization	3.1	-	3.1
Property and Revenue Taxes	0.4	0.1	0.5

Operating Income (Loss)	($1.4)	($3.7)	$2.3

CONSOLIDATED OTHER INCOME, NET

Other income, net decreased by $6.0 million in the first six months of 2004 compared to the first six months of 2003. This decrease is primarily due to costs of approximately $5.9 million associated with the early redemption of WEC Capital Trust I's Trust Preferred Securities in March 2004, lower equity-related AFUDC due to a lower average balance of utility construction projects, and lower earnings on other investments. These items were partially offset by a $3.2 million civil penalty that Wisconsin Electric agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $1.3 million in the six months ended June 30, 2004 compared to the same period in 2003. This decrease primarily reflects the March 2004 redemption of the long-term debt associated with the 6.85% Trust Preferred Securities, which was refinanced with short-term debt.

CONSOLIDATED INCOME TAXES

For the first six months of 2004, our effective tax rate applicable to continuing operations was 37.5%, compared with a 34.6% rate during the first six months of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

DISCONTINUED OPERATIONS

As required by SFAS 144, we began classifying our manufacturing segment as an asset held for sale and as a discontinued operation when we entered into the agreement in February 2004 to sell this segment. We subsequently completed this sale effective July 31, 2004. (See Note 3 -- Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Condensed Financial Statements.)

Income from discontinued operations, net of tax increased by $2.3 million during the six months ended June 30, 2004 as compared to the same period in 2003, primarily because we stopped depreciating the manufacturing segment's assets in February 2004 in accordance with SFAS 144. This resulted in a
$5.9 million increase in net income. Operationally, increased manufacturing sales between the comparative periods were offset by higher operating expenses primarily related to insurance, pension costs and customer programs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first six months of 2004 and 2003:

	Six Months Ended June 30

Wisconsin Energy Corporation	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$494.0	$362.8
Investing Activities	($215.1)	($320.3)
Financing Activities	($285.6)	($53.5)

Operating Activities

Cash provided by operating activities increased to $494.0 million during the first six months of 2004 compared with $362.8 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods due to a greater impact from natural gas withdrawn from storage and improved collection of accounts receivable balances.

Investing Activities

During the first six months of 2004, we invested a total of $215.1 million, a decrease of $105.2 million over the same period in 2003. Between the comparative periods, total capital expenditures were down 20.4%. In 2004, we had capital expenditures of $173.0 million for utility plant, $76.9 million for non-utility energy projects (a majority of which is attributable to Power the Future), and $5.0 million for other non-utility activities. Between the comparative periods, we spent $16.4 million less on nuclear fuel due to the timing of scheduled outages at Point Beach.

Financing Activities

During the six months ended June 30, 2004, we used $285.6 million for financing activities compared with using $53.5 million for financing activities during the first six months of 2003. The primary uses of cash in the first six months of 2004 included approximately $200 million for the March 2004 redemption of Trust Preferred Securities and $98.7 million for the repurchase of common stock pursuant to our Board approved repurchase plan and to fulfill the exercise of stock options.

In August 2004, we completed the sale of WICOR and we received net cash proceeds of approximately $740 million after fees and taxes. We intend to use substantially all of these proceeds to retire short and long-term debt. In August 2004, we announced that we intend to redeem all, or a portion of, our 5.875% Senior Notes due April 1, 2006 pursuant to make-whole redemption provisions of the Senior Notes. As of the date of this filing, we have not yet determined the timing, or extent of this proposed redemption.

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

The debt refinancings in June and August 2003 were accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby net debt extinguishment costs in the amount of approximately $24.9 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved.

In March 2004, we announced that we would resume purchasing up to $50 million of our common shares in the open market under our previously authorized share repurchase program that was initiated in 2000. During the first six months of 2004, we purchased approximately 1.0 million shares of common stock for $30.9 million under this plan. In February 2004, we instructed the agents for our various stock plans to begin purchasing shares of Wisconsin Energy common stock for our stock plans in the open market in lieu of issuing new shares, and based upon market conditions and other factors, we intend to continue to instruct the plan agents to do so.

In the first six months of 2004, we received proceeds of $43.0 million related to the exercise of stock options. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $67.8 million. This cost is included in Repurchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2004 are expected to be met primarily through internally generated funds, asset sales, short-term borrowings and existing lines of credit supplemented through the sale of intermediate or long-term debt securities depending on market conditions and other factors.

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

Effective July 31, 2004, we sold our manufacturing business to Pentair, Inc. for $850 million in cash. In addition, Pentair assumed approximately $25 million of third party debt. Upon completion of the sale we realized net cash proceeds of $740 million after cash taxes and transaction costs. We expect to use the cash proceeds to pay down long and short-term debt. In addition, we expect to repurchase up to $50 million of our common stock in the open market pursuant to our existing stock repurchase program, which we began to do in the first quarter of 2004. For further information see Note 3 -- Discontinued Operations in the Notes to Consolidated Condensed Financial Statements.

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recover the cost of certain investments intended to improve the environment. We are seeking approval from the PSCW to use this financing tool. We filed an application with the PSCW that seeks authority to issue up to $500 million of Environmental Trust bonds. If approved, and subject to market conditions and other factors including a favorable review by taxing authorities, we anticipate issuing the bonds by the end of 2004. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters for further information regarding this financing tool.

Wisconsin Electric has $165 million of unsecured notes outstanding at June 30, 2004 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Electric, provide liquidity support of Wisconsin Electric's obligations with respect to variable rate tax-exempt bonds and commercial paper.

Excluding the manufacturing segment, as of June 30, 2004, we have approximately $1.1 billion of available unused lines of bank back-up credit facilities on a consolidated basis. On June 30, 2004, we had approximately $609 million of consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at June 30, 2004:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2007	3 year
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	June-2007	3 year
Wisconsin Electric	$100.0	$ -	$100.0	Aug-2004	9 month
Wisconsin Gas	$200.0	$ -	$200.0	June-2007	3 year

On June 23, 2004, Wisconsin Energy entered into an unsecured three year $300 million bank back-up credit facility to replace a $300 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

On June 23, 2004, Wisconsin Electric entered into an unsecured three year $250 million bank back-up credit facility to replace a $250 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

On June 23, 2004, Wisconsin Gas entered into an unsecured three year $200 million bank back-up credit facility to replace a $200 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at June 30, 2004 and at December 31, 2003:

Capitalization Structure	June 30, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$2,398.7	36.5%	$2,358.7	35.1%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities) (a)	3,535.8	53.8%	3,736.7	55.6%
Short-Term Debt (a)	609.0	9.2%	590.8	8.8%

Total	$6,573.9	100.0%	$6,716.6	100.0%

Ratio of Debt to Total Capital		63.0%		64.4%

(a)	Excludes debt classified as Liabilities held for sale on our Consolidated Condensed Balance Sheets.

We expect that the sale of the manufacturing segment will reduce our debt to total capitalization ratio by approximately 5%.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2004.

	S&P	Moody's	Fitch
Wisconsin Energy Corporation
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

	S&P	Moody's	Fitch
Wisconsin Electric
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures, $140 million of maturing debt of Wisconsin Electric, nuclear fuel and for continuing repurchases of outstanding shares of our common stock. Our 2004 annual consolidated capital expenditure budget, excluding expenditures related to discontinued operations and the purchase of nuclear fuel, is approximately $699.2 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2004, our estimated maximum exposure under these agreements has not changed significantly compared to December 31, 2003. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See Note 10 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of June 30, 2004 decreased compared with December 31, 2003 due in part to the repayment of $206.2 million of long-term debt obligations associated with the WEC Capital Trust I Trust Preferred Securities, which were redeemed in March 2004. These obligations were also reduced by periodic payments which were greater than new commitments made in the ordinary course of business during the six months ended June 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At June 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $123.7 million.

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-fired combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615 megawatt super critical pulverized coal generating units (Elm Road units) on the site of Wisconsin Electric's existing Oak Creek Power Plant. Large construction projects of this type are subject to usual construction risks which might adversely affect project costs and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations ,governmental actions and events in the global economy. Despite good project management, we will have limited or no control over these types of risks. If final costs for the construction of the Port Washington Generating Station or the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW.

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Requests

2004 Revenue Deficiencies:   In July 2003, we filed an application with the PSCW for an increase in electric, gas and steam rates for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of our Power the Future strategy, (2) increased costs linked to Wisconsin's public benefits legislation, (3) costs for construction of the Ixonia Lateral, and (4) costs related to steam utility operations. The filing identified anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric, $26.2 million (3.9%) for the gas operations of Wisconsin Gas, and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also included an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. Hearings on our July 2003 request were completed in December 2003. The PSCW approved an increase in gas rates of $25.9 million in an order effective March 2004. In April 2004, the PSCW approved an increase in electric and steam rates of approximately $59.5 million associated with Wisconsin Electric's anticipated 2004 revenue deficiencies. We received an order implementing this increase in May 2004.

2005 Revenue Deficiencies:    In May 2004, Wisconsin Electric filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Elm Road Generating Station being constructed as part of our Power the Future strategy, and (2) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange project in downtown

Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for the electric operations of Wisconsin Electric, and $0.5 million (3.6%) for Wisconsin Electric's steam operations. We anticipate receiving an order from the PSCW by January 2005.

Other Utility Rate and Regulatory Matters

Fuel Cost Adjustment Procedure: In June 2004, Wisconsin Electric filed a request with the PSCW to increase Wisconsin retail electric rates by $36.1 million annually to recover forecasted increases in fuel and purchased power costs. The increase in costs is driven primarily by: (1) contractual escalation of coal costs, replacement costs for coal which cannot be shipped as a result of rail transportation failures and an increase in coal-fired generation; (2) increased gas-fired generation and purchased power costs primarily from gas-fired generation; and (3) increased purchases and costs of firm capacity and associated transmission necessary to meet customers' needs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $36.1 million in electric rates in July 2004. The surcharge authorized under the interim order is subject to refund based upon PSCW full review, hearing and final determination. We anticipate a final order in the fourth quarter of 2004. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest at a rate of 12.2% as a result of the surcharge authorized in 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. We estimate such amount to be approximately
$15 million during 2004. In June 2004, we received authorization for the deferral from the PSCW.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional ratemaking. In June 2004, we filed an application with the PSCW that seeks authority to issue up to $500 million of Environmental Trust bonds pursuant to this legislation. The PSCW must issue an order within 120 days of the filing date. If approved, and subject to market conditions and other factors, including a favorable review by taxing authorities, we anticipate issuing the bonds by the end of 2004.

Power the Future

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the Port Washington and Elm Road power plants by We Power.

Port Washington:   We Power began construction of Unit 1 of the Port Washington Generating Station in July 2003 and expects the unit to be operational early in the third quarter of 2005. In early May 2004 we filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. We Power began construction of Unit 2 in May 2004 and expects this unit to be operational by the end of the second quarter of 2008.

In March 2003, an individual who participated in the PSCW's Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Order granting the CPCN (Port Order). In January 2004, the

Dane County Circuit Court issued a decision (January 2004 Order) vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW addressed the court's decision by analyzing the environmental impact of the Port Washington project on its own merits, rather than comparing it to coal-fired generation. In March 2004, the PSCW approved a Revised Environmental Assessment and affirmed the CPCN it originally issued in December 2002 authorizing construction of the Port Washington Generating Station. In April, the same individual filed various motions, including a motion for contempt sanctions, in the same Dane County Circuit Court against the PSCW and us on the grounds that the PSCW and Wisconsin Energy were in violation of the January 2004 Order. In response, the judge dismissed the case in April 2004, ruling that there was no basis for granting the motion for sanctions and that her court has no continuing jurisdiction in the case.

In April 2004, the same individual filed a petition for review with another Dane County Circuit Court requesting the Court to reverse the PSCW's revised decision issued in March 2004. The matter is pending before the Court.

Elm Road:   In November 2003, the PSCW issued an order (Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located on the site of Wisconsin Electric's existing Oak Creek Power Plant. We expect that we will have co-owners for approximately 17% of the project. In December 2003, we submitted lease generation contracts for the Elm Road units to the PSCW for approval. We continue to work with the PSCW, the Wisconsin Department of Natural Resources (WDNR) and the other agencies to obtain all required permits and project approvals. In the first quarter of 2004, Wisconsin Electric requested PSCW approval to defer certain costs related to the Elm Road units for recovery in future rates. The PSCW approved the request in April at an open meeting. In April 2004, Elm Road Services, LLC, a wholly owned subsidiary of We Power, entered into a contract with Bechtel Power Corporation to secure necessary engineering, design and construction services and major equipment components for these units.

Four appeals challenging the PSCW's Elm Road Order have been filed. We have filed initial briefs in each of these proceedings requesting that the PSCW's decision be upheld and the petitions be dismissed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. We have filed initial briefs in these two cases requesting that the WDNR's decision be upheld and the petitions be dismissed. All six of these cases have been consolidated in Dane County Circuit Court.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations for the Elm Road units. That request was granted and has been assigned to an administrative law judge. The judge has scheduled the hearing for August 2004; it is anticipated that post-hearing briefing will be concluded and an order issued in the fourth quarter of 2004. In January 2004, the WDNR issued the air pollution control construction permit to Wisconsin Electric for the Elm Road units. In February 2004, parties submitted to the WDNR and to the Dane County Circuit Court requests for a contested case hearing and for judicial review, respectively, on the Elm Road units air pollution control construction permit. The contested case hearing has been assigned and scheduled for October 2004. In addition, the City of Oak Creek has been allowed to intervene in the hearing. Petitioners agreed to dismissal of their petition for judicial review. We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals.

In July 2004, we entered into an environmental and economic agreement with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering our plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions mitigating the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its appeal of the PSCW permits issued. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin, which are operated by Nuclear Management Company, LLC (NMC), a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities. In April 2004, Unit 1 began its normal refueling outage, which is scheduled approximately every 18 months. We had a similar outage of Unit 2 during the fourth quarter of 2003. The outage, which included unanticipated repairs of the Unit 1 reactor vessel head, lasted longer than originally scheduled. As a result, we incurred approximately $17 million in higher maintenance and replacement power costs when compared to our Unit 2 outage in the fall of 2003. Unit 1 returned to service in June 2004. There are no other scheduled outages for Point Beach during 2004.

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

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated.  The EPA issued draft rules in December 2003 and is expected to issue final rules by March 15, 2005.  The compliance date for the final federal rules cannot be predicted at this time, but could be as early as 2008.

In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin which were later modified and then approved by the Natural Resources Board in June 2004. The modified rules require emission reductions of 40% by 2010 and 75% by 2015. The modified rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program.  The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules.  State rules are to be changed to be consistent with, and no more restrictive than, any federal rules.  The Wisconsin Legislature has accepted the modified rules.  Adoption of these rules now proceeds according to state administrative rules procedures.  These mercury emission control rules are expected to be effective by the end of the year.

Our compliance planning estimates show that no additional emission control investments are likely to be needed to meet the state mercury rules. This is because the federal rules are very likely to be in place prior to the compliance dates contained in the state rule. We are currently unable to predict the ultimate rules that will be developed and adopted by the EPA, and we are not able to predict the impact that the EPA's mercury emission control rulemakings might have on the operations of our existing or anticipated coal-fired generating facilities.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission

Midwest ISO:  In connection with its status as a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO), the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) is in the process of implementing a bid-based energy market which is currently proposed to commence on or about March 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR), which will be initially allocated by the Midwest ISO, and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. Currently there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan's utilities (also known as WUMS utilities).

The issues surrounding implementation of the energy market by Midwest ISO, including the implementation date, are being analyzed in a contested proceeding before the FERC in which Wisconsin Electric is participating. Parties to this FERC proceeding, including Wisconsin Electric and other WUMS utilities, have raised concerns about the impact of the Midwest ISO plan and have questioned the financial impact estimated by Midwest ISO. FERC can accept, reject or modify the Midwest ISO proposal. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, financial impact the LMP congestion pricing system might have on Wisconsin Electric and Edison Sault. The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO's transmission customers, including Wisconsin Electric and Edison Sault.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO. However, there is an on-going FERC proceeding that may result in a new, yet-to-be-determined rate design as early as December 1, 2004. It is unknown at this point what rate design will be developed and whether it will replace the Midwest ISO's current license plate rate design. We are currently unable to determine the impact that any potential rate design will have on Wisconsin Electric and Edison Sault.

Congestion Charges on Other Systems:   Effective May 1, 2004, Commonwealth Edison, a non-affiliated Illinois utility that provides Wisconsin Electric transmission service, transferred control of its transmission facilities to PJM Interconnection, LLC (PJM), at which time PJM's LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison's facilities. PJM allocated FTRs to hedge against transmission congestion for the month of May 2004 and for the year commencing June 1, 2004. Wisconsin Electric did not receive FTRs for all of its firm transmission for the month of May or for the year commencing June 1, 2004; however, the FERC has issued a series of orders requiring PJM to adopt measures that will mitigate against any unhedged congestion charges incurred through May 31, 2005, for transmission contracts of a year duration or greater that were in place prior to PJM taking control of the Commonwealth Edison transmission system.

Because LMP based congestion pricing is new to the Commonwealth Edison system, it remains unclear what, if any, exposure to congestion payments Wisconsin Electric may face.

ACCOUNTING DEVELOPMENTS

New Pronouncements:    FASB Staff Position (FSP) No 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) (FSP 106-2), allows sponsors to elect to recognize the effects of the Act in 2004 if the plan qualifies for the government subsidy discussed in the Act. In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively to January 1, 2004 with the impacts calculated actuarially. For further information, see Note 9 -- Benefits in the Notes to Consolidated Condensed Financial Statements.

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

  Possible risks associated with non-utility operations and investments, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; unanticipated changes in market rules; timely regulatory approval without onerous conditions of potential acquisitions or divestitures; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.
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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1, Financial Statements -- Notes to Consolidated Condensed Financial Statements, in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Energy's 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning recent PSCW and other actions related to our Power the Future strategy.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business and for information concerning nuclear operations at Wisconsin Electric's Point Beach Nuclear Plant.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

2004	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

April 1- April 30	28,847(c)	$31.92	27,500	$93.5

May 1- May 31	293,200	$30.57	293,200	$84.6

June 1- June 30	284,000	$31.79	284,000	$75.5

Total	606,047	$31.21	604,700

(a)	This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock dividend reinvestment plan.
(b)	In September 2000, we initiated a share repurchase program to purchase up to $400 million of our common stock. In December 2002, our Board of Directors extended the program through December 31, 2004.
(c)	Of these shares, 1,347 shares were surrendered in April by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2004 Annual Meeting of Stockholders held on May 5, 2004, shareholders voted on the following items with the following results:

Item 1 -- Election of Directors for Terms Expiring in 2007:   The Board of Directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in our Proxy Statement.

Name of Nominee	For		Withheld

Robert A. Cornog	99,154,140	(94.1%)	6,263,619	(5.9%)
Gale E. Klappa	101,990,783	(96.7%)	3,426,976	(3.3%)
Frederick P. Stratton, Jr.	98,655,099	(93.6%)	6,762,660	(6.4%)

Further information concerning these matters, including the names of Directors whose terms as a director continued after the meeting, is contained in our Proxy Statement dated March 16, 2004 with respect to the 2004 Annual Meeting of Stockholders.

Item 2 --Amendment to the Bylaws Eliminating the Classification of the Board of Directors:   Wisconsin Energy's Bylaws provide for the classification of the Board of Directors into three classes, as nearly equal in number as possible. Each director serves a three-year term. Directors for one of the three classes are elected each year. The Board proposed that the Bylaws should be amended to eliminate classification of the Board, effective at the time of the 2005 Annual Meeting of Stockholders. Additionally, the Board proposed that a reference fixing the size of the Board at nine be eliminated from the Bylaws; the Bylaw provision granting the Board the authority to fix the size of the Board would remain unchanged. The proposal received the required vote of 80% of the outstanding shares.

Shares Voted For	Percent of Outstanding Shares For	Shares Against	Percent of Outstanding Shares Against	Shares Abstained	Percent of Outstanding Shares Abstained

102,524,871	(86.4%)	2,243,145	(1.9%)	649,743	(0.55%)

The proposed amendment will become effective at the time of the Annual Meeting of Stockholders in 2005, and the classified Board will be eliminated, the current term of each director will end at the 2005 Annual Meeting of Stockholders (including those elected at the 2004 Annual Meeting of Stockholders) and directors will be elected for one-year terms at the 2005 Annual Meeting of Stockholders and at each Annual Meeting thereafter. In addition, any director elected to fill a vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, will hold office until the next Annual Meeting of Stockholders.

Further information concerning these matters is contained in our Proxy Statement dated March 16, 2004 with respect to the 2004 Annual Meeting of Stockholders.

Of 118,604,529 voting shares outstanding as of the February 25, 2004 record date for the annual meeting, 105,417,759 shares (approximately 88.9% of the shares outstanding) were represented at the meeting.

ITEM 5. OTHER INFORMATION

     2005 ANNUAL MEETING DATE; DEADLINES FOR SHAREHOLDER PROPOSALS

Wisconsin Energy Corporation's 2005 Annual Meeting of Stockholders will be held on May 5, 2005.

  Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for the 2005 Annual Meeting is November 16, 2004.
  The date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is February 24, 2005. Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than January 25, 2005 (100 days before the May 5, 2005 scheduled date of the Annual Meeting) and no later than February 24, 2005 (70 days before such scheduled date).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

Exhibit No.

2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated February 3, 2004 (Stock Purchase Agreement).

2.2	Amendment to the Stock Purchase Agreement by and among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated July 23, 2004.

10	Material Contracts

10.1	(a) Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, effective May 1, 2004. (Exhibit 10.41 to Wisconsin Energy Corporation's 12/31/03 Form 10-K.)

10.1

(b) Amendment of Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, dated as of April 30, 2004. (Exhibit 10.3(b) to Wisconsin Energy Corporation's 03/31/04 Form 10-Q.)

10.2	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004.

10.3	Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004.

10.4	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of April 1, 2004.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of April 16, 2004 was filed by Wisconsin Energy on April 19, 2004 to report that the Dane County Circuit Court dismissed an appeal of the Revised Environmental Assessment issued by the Public Service Commission of Wisconsin regarding the construction of the Port Washington Generating Station.

A Current Report on Form 8-K dated as of June 28, 2004 was filed by Wisconsin Energy on June 28, 2004 with a copy of the press release announcing the election of Curt S. Culver to the board of directors, effective June 28, 2004.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended June 30, 2004.

A Current Report on Form 8-K dated as of July 6, 2004 was filed by Wisconsin Energy on July 6, 2004 with a copy of the press release announcing that the Federal Trade Commission completed its review of the sale of the Company's WICOR Industries subsidiary to Pentair, Inc., and that the PSCW authorized the corporate restructuring of WICOR, Inc. necessary to facilitate the sale.

 A Current Report on Form 8-K dated as of July 9, 2004 was filed by Wisconsin Energy on July 12, 2004 with a copy of the press release announcing that Wisconsin Energy commenced a modified Dutch auction tender offer for three series of senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer