Form 10-Q
period 2004-09-30
WISCONSIN ENERGY CORP
filed 2004-11-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2004):

Common Stock, $.01 Par Value,	117,027,363 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction .......................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets .........................................................................	5

	Consolidated Condensed Statements of Cash Flows ........................................................	6

	Notes to Consolidated Condensed Financial Statements ..................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .................................................................	17

3.	Quantitative and Qualitative Disclosures About Market Risk ..............................................	41

4.	Controls and Procedures ........................................................................................................	42

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	42

2.	Unregistered Sales of Equity Securities and
	Use of Proceeds [and Issuer Purchases of Equity Securities] ................................................	43

6.	Exhibits and Reports on Form 8-K .......................................................................................	43

	Signatures ...............................................................................................................................	45

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

Non-Utility Energy Segment:   Our non-utility energy segment consists of We Power and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease to Wisconsin Electric the new generating capacity included in our Power the Future strategy. Wisvest owns and has investments in electric generating facilities and other energy-related entities and assets. As a result of a change in corporate strategy to focus on Power the Future, we have reduced the operations of Wisvest.

Manufacturing Segment:   Our manufacturing segment consisted of WICOR Industries, LLC (WICOR Industries), an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, LLC (Sta-Rite), SHURflo, LLC (SHURflo) and Hypro, LLC (Hypro), which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries. Effective July 31, 2004, we sold this segment to Pentair, Inc. Accordingly, this segment is reflected as discontinued operations in the accompanying financial statements. For further information see Note 3 -- Discontinued Operations.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include Minergy Corp. (Minergy), which has $26 million of assets and develops and markets recycling technologies, and Wispark LLC (Wispark), which has $141 million of assets and develops and invests in real estate.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$696.6	$695.8	$2,478.9	$2,455.4

Operating Expenses
Fuel and purchased power	161.5	161.1	457.9	438.8
Cost of gas sold	80.9	83.9	596.2	622.5
Other operation and maintenance	249.2	229.3	760.1	703.1
Depreciation, decommissioning
and amortization	83.5	84.5	244.3	247.8
Property and revenue taxes	22.3	20.6	66.1	62.0
Asset valuation charges, net	149.0	37.4	149.0	37.4

Total Operating Expenses	746.4	616.8	2,273.6	2,111.6

Operating Income (Loss)	(49.8)	79.0	205.3	343.8

Other Income and (Deductions), Net	(3.1)	9.5	11.9	30.5

Financing Costs	46.2	54.1	151.1	160.3

Income (Loss) From Continuing
Operations Before Income Taxes	(99.1)	34.4	66.1	214.0

Income Taxes	(32.9)	13.1	29.0	75.2

Income (Loss) from Continuing Operations	(66.2)	21.3	37.1	138.8

Income from Discontinued
Operations, Net of Tax (Note 3)	150.6	9.6	176.7	33.4

Net Income	$84.4	$30.9	$213.8	$172.2

Earnings (Loss) Per Share (Basic)
Continuing operations	($0.56)	$0.18	$0.31	$1.19
Discontinued operations	1.28	0.08	1.50	0.28

Total Earnings Per Share (Basic)	$0.72	$0.26	$1.81	$1.47

Earnings (Loss) Per Share (Diluted)
Continuing operations	($0.56)	$0.18	$0.31	$1.18
Discontinued operations	1.27	0.08	1.48	0.28

Total Earnings Per Share (Diluted)	$0.71	$0.26	$1.79	$1.46

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.4	117.4	118.0	116.8
Diluted	118.7	118.8	119.5	117.9

Dividends Per Share of Common Stock	$0.21	$0.20	$0.62	$0.60

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2004	December 31, 2003

	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,198.7	$8,342.4
Accumulated depreciation	(3,075.8)	(3,021.3)

	5,122.9	5,321.1
Construction work in progress	512.5	296.2
Leased facilities, net	100.3	104.6
Nuclear fuel, net	66.5	78.4

Net Property, Plant and Equipment	5,802.2	5,800.3

Investments
Nuclear decommissioning trust fund	688.2	674.4
Other	266.4	276.9

Total Investments	954.6	951.3

Current Assets
Cash and cash equivalents	47.7	28.1
Accounts receivable	281.7	333.7
Accrued revenues	108.3	212.2
Materials, supplies and inventories	426.8	385.6
Assets held for sale	-	938.0
Other	126.0	168.2

Total Current Assets	990.5	2,065.8

Deferred Charges and Other Assets
Regulatory assets	708.1	612.3
Goodwill, net	441.9	441.9
Other	115.2	93.5

Total Deferred Charges and Other Assets	1,265.2	1,147.7

Total Assets	$9,012.5	$9,965.1

Capitalization and Liabilities

Capitalization
Common equity	$2,431.9	$2,358.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,065.2	3,570.5

Total Capitalization	5,527.5	5,959.6

Current Liabilities
Long-term debt due currently	28.7	166.2
Short-term debt	356.3	590.8
Accounts payable	236.0	248.7
Accrued liabilities	204.5	126.1
Liabilities held for sale	-	251.7
Other	150.7	83.6

Total Current Liabilities	976.2	1,467.1

Deferred Credits and Other Liabilities
Regulatory liabilities	891.2	887.7
Asset retirement obligations	756.3	732.0
Deferred income taxes - long-term	448.5	570.8
Other	412.8	347.9

Total Deferred Credits and Other Liabilities	2,508.8	2,538.4

Total Capitalization and Liabilities	$9,012.5	$9,965.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

	2004	2003

	(Millions of Dollars)
Operating Activities
Net income	$213.8	$172.2
Income from discontinued operations, net of tax	(176.7)	(33.4)
Reconciliation to cash
Depreciation, decommissioning and amortization	271.3	269.9
Nuclear fuel expense amortization	17.3	20.1
Equity in earnings of unconsolidated affiliates	(22.8)	(17.2)
Asset valuation charges, net	149.0	37.4
Deferred income taxes and investment tax credits, net	(114.7)	19.7
Accrued income taxes, net	49.7	(39.6)
Change in - Accounts receivable and accrued revenues	156.0	135.0
Inventories	(41.2)	(90.9)
Other current assets	42.8	19.3
Accounts payable	(28.3)	(26.1)
Other current liabilities	79.9	18.5
Other	(10.5)	(11.5)

Cash Provided by Operating Activities	585.6	473.4

Investing Activities
Capital expenditures	(415.7)	(494.7)
Acquisitions and investments	-	(4.1)
Proceeds from asset sales, net	902.3	13.7
Nuclear fuel	(6.2)	(21.9)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	0.3	40.7

Cash Provided by (Used in) Investing Activities	467.5	(479.5)

Financing Activities
Issuance of common stock and exercise of stock options	63.6	42.8
Repurchase of common stock	(140.6)	(6.8)
Dividends paid on common stock	(73.2)	(70.0)
Issuance of long-term debt	-	842.4
Retirement and redemption of long-term debt	(648.8)	(522.7)
Change in short-term debt	(234.5)	(272.0)
Other	-	(22.5)

Cash Used in Financing Activities	(1,033.5)	(8.8)

Change in Cash and Cash Equivalents from Continuing Operations	19.6	(14.9)

Cash and Cash Equivalents at Beginning of Period	28.1	35.0

Cash and Cash Equivalents at End of Period	$47.7	$20.1

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$138.9	$126.5
Income taxes (net of refunds)	$101.9	$101.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

We have modified certain income statement, balance sheet and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on earnings per share.

The most significant reclassifications relate to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, these were included as components of continuing operations. For further information see Note 3 -- Discontinued Operations.

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $751.3 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

 3 -- DISCONTINUED OPERATIONS

Effective July 31, 2004, we sold WICOR, Inc. to Pentair and received preliminary cash proceeds of $871 million, and Pentair assumed approximately $25 million of third party debt. The original purchase price of $850 million was subject to adjustment based upon changes in certain balance sheet accounts from December 31, 2004 until closing. The final cash proceeds will be determined based upon the audited July 31, 2004 balance sheet of WICOR Industries. We expect that the audit of WICOR Industries' balance sheet will be completed in the fourth quarter and we anticipate finalizing the cash proceeds with Pentair during the fourth quarter.

WICOR's only asset at the time of the sale consisted of its interest in WICOR Industries. As a condition of the sale, WICOR transferred its ownership of Wisconsin Gas to Wisconsin Energy through a stock redemption. Prior to the transaction, Wisconsin Gas converted from a corporation to a limited liability company (collectively the "Wisconsin Gas transfer"). We expect to pay cash taxes of approximately $114 million as a result of the stock redemption described above. However, we also expect to receive future tax deductions from a step-up in the tax basis of the Wisconsin Gas assets as a result of the Wisconsin Gas transfer. We therefore expect that substantially all of the cash taxes paid on the stock redemption will be recovered as deferred income tax assets through future deductions.

Pursuant to the terms of the sales agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos, and product liability matters associated with the manufacturing business. In addition, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals of the fair value of Wisconsin Gas assets and applicable tax laws. Any difference between the final cash proceeds and the estimated cash proceeds as of September 30, 2004 and any changes in the estimates of taxes and indemnification matters will be recorded as an adjustment to the gain on sale and reported in discontinued operations in the period the adjustment is determined.

In accordance with SFAS 144, the assets and liabilities associated with our manufacturing segment have been reclassified as held for sale in the accompanying December 31, 2003 balance sheet. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. We also reclassified our manufacturing segment as discontinued operations in the accompanying income statements. Included in discontinued operations is interest expense associated with third-party debt that was assumed by the buyer upon completion of the sale. A summary of the components of Income from Discontinued Operations, Net of Tax in our Consolidated Condensed Income Statements follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2004 (a)	2003	2004 (a)	2003

	(Millions of Dollars)

Operating revenues	$63.6	$182.7	$481.0	$566.6
Operating expenses	59.9	166.8	431.7	511.1
Interest expense and other	-	0.3	0.3	0.9

Income before income taxes	3.7	15.6	49.0	54.6
Income tax expense	0.3	6.0	17.1	21.2

Income from operations, net of tax	3.4	9.6	31.9	33.4
Gain on Sale, net of taxes of $2.1 million	147.2	-	144.8	-

Income from discontinued operations, net of tax	$150.6	$9.6	$176.7	$33.4

(a) As a result of its sale effective July 31, 2004, we operated the manufacturing segment for one of the three months ended September 30, 2004 and for seven of the nine months ended September 30, 2004.

A summary of the components of cash flows for discontinued operations follows:

	Nine Months Ended September 30

	2004 (a)	2003

	(Millions of Dollars)

Net cash flows received from operating activities	$36.9	$73.9
Net cash flows used in investing activities	(41.3)	(66.1)
Net cash flows used in financing activities	(2.0)	(5.2)

Net (decrease) increase in cash and temporary cash investments	(6.4)	2.6
Cash and temporary investments at beginning of period	25.4	8.6

Cash and temporary investments at end of period	$19.0	$11.2

Supplemental cash flows information:
Interest	$0.5	$0.9
Income taxes, net of refunds	$8.5	$8.0

(a) As a result of its sale effective July 31, 2004, we operated the manufacturing segment for seven of the nine months ended September 30, 2004.

Cash and temporary cash investments of discontinued operations are included in Assets held for sale in the Consolidated Condensed Balance Sheet as of December 31, 2003.

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

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 09/30/04

	(Millions of Dollars)

Asset Retirement Obligations	$732.0	$ -	($3.5)	$27.8	$ -	$756.3

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

We assess the fair value of our SFAS 142 reporting unit by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test for the reporting unit as of August 31. There was no impairment to the recorded goodwill balance on a consolidated basis as of August 31, 2004 for the reporting unit.

Our goodwill at September 30, 2004 and December 31, 2003 was $441.9 million, which related to Wisconsin Gas. Our intangible assets after the sale of the manufacturing segment are immaterial.

 6 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$213.8	$172.2
Other Comprehensive Income (Loss)
Currency Translation Adjustments	(8.6)	4.2
Minimum Pension Liability	1.0	0.4
Hedging Gains	1.4	1.4

Total Other Comprehensive (Loss) Income	(6.2)	6.0

Total Comprehensive Income	$207.6	$178.2

Stock-Based Compensation:   We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans and have adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share as if we had accounted for stock options under the fair value method of SFAS 123 in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had we expensed stock-based compensation under SFAS 123, our diluted earnings would have been reduced by $0.02 per share and $0.06 per share for the three and nine months ended September 30, 2004, respectively.

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$84.4	$30.9	$213.8	$172.2
Add: Stock-based employee compensation expense included in reported net income, net of related
tax effects	0.6	0.1	1.8	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	3.0	2.1	8.9	5.8

Pro forma	$82.0	$28.9	$206.7	$166.6

Basic Earnings Per Common Share
As reported	$0.72	$0.26	$1.81	$1.47
Pro forma	$0.70	$0.25	$1.75	$1.43

Diluted Earnings Per Common Share
As reported	$0.71	$0.26	$1.79	$1.46
Pro forma	$0.69	$0.24	$1.73	$1.41

Common Stock Repurchases:   The Board of Directors approved a common stock repurchase plan which, as amended, authorized us to purchase up to $400 million of our shares of common stock in the open market through December 31, 2004. Through the first nine months of 2004, we purchased and retired approximately 1.6 million shares of common stock for $49.4 million. Since the plan began in September 2000, we have purchased approximately 14.9 million shares of common stock for $343.0 million. We retire the stock that we repurchase.

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

During the first nine months of 2004, we received proceeds of $58.8 million related to the exercise of stock options. We instructed our plan agent to purchase common stock in the open market at a cost of $91.2 million to fulfill the exercised stock options. This cost is included in Repurchase of common stock on our Consolidated Condensed Statements of Cash Flows.

 7 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in our regulated electric operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin (PSCW) allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

We have a limited number of financial contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These contracts are utilized to manage the cost of gas used in testing a new generating unit under construction. Changes in the fair market values of these instruments are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income are capitalized. The maximum length of time over which we are hedging our exposure to the variability in future cash flows of forecasted transactions as of September 30, 2004 is nine months.

For the nine months ended September 30, 2004, $0.6 million of treasury lock agreement settlement payments previously deferred in Accumulated Other Comprehensive Income were amortized as an increase to interest expense.

In addition, in conjunction with the redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006, $0.6 million of a treasury lock agreement settlement payment previously deferred in Accumulated Other Comprehensive Income was reclassified to Financing Costs.

 8 -- LONG-TERM DEBT

In March 2004, WEC Capital Trust I, the issuer of our Trust Preferred Securities, redeemed all of the $200 million of the outstanding Trust Preferred Securities, which required us to redeem our long-term notes due to the Trust. We financed this redemption through the issuance of short-term commercial paper. In March 2004, we recorded approximately $5.9 million of costs associated with this early redemption, which are included in Other Income and (Deductions), Net in our Consolidated Condensed Income Statement for the nine months ended September 30, 2004.

In September 2004, we used cash proceeds from the sale of WICOR Industries for the redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006. In September 2004, we recorded approximately $17.0 million of costs associated with this early redemption, which are included in Other Income and (Deductions), Net in our Consolidated Condensed Income Statement for the three and nine months ended September 30, 2004. Additionally, Wisconsin Electric retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity in August 2004. Wisconsin Electric financed this redemption through the issuance of short-term commercial paper.

 9 -- EMPLOYEE BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Three Months Ended September 30
Net Periodic Benefit Cost
Service cost	$8.1	$7.4	$3.0	$2.7
Interest cost	18.2	13.4	5.6	5.8
Expected return on plan assets	(22.8)	(16.8)	(3.5)	(3.0)
Amortization of:
Transition (asset) obligation	(0.6)	(0.3)	0.4	0.3
Prior service cost	1.3	0.7	0.2	0.2
Actuarial loss	4.0	1.8	1.6	2.3

Net Periodic Benefit Cost	$8.2	$6.2	$7.3	$8.3

			Other Post retirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(Millions of Dollars)

Nine Months Ended September 30
Net Periodic Benefit Cost
Service cost	$25.3	$21.0	$9.2	$8.2
Interest cost	58.7	54.8	17.2	17.8
Expected return on plan assets	(74.5)	(69.7)	(10.5)	(8.8)
Amortization of:
Transition (asset) obligation	(1.7)	(1.6)	1.2	1.1
Prior service cost	3.8	3.7	0.5	0.5
Actuarial loss	13.1	4.4	5.0	6.7

Net Periodic Benefit Cost	$24.7	$12.6	$22.6	$25.5

During September 2004, we contributed $16.0 million, the maximum deductible amount, to our qualified pension plans for the 2003 plan year. We anticipate that we may make an additional discretionary contribution for the 2004 plan year to the qualified pension plans of approximately $39.0 million in the fourth quarter of 2004, depending upon market conditions and other factors. Any discretionary contributions in 2004 to other post-retirement benefit plans are expected to occur in December. Contributions to other post-retirement benefit plans are discretionary.

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

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. As of September 30, 2004, the total pre-tax reduction of other post-retirement benefit expense was $3.6 million under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $4.7 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 10 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of September 30, 2004, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at September 30, 2004	Liability Recorded at September 30, 2004

	(Millions of Dollars)

Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	40.9	40.9	-

Wisconsin Electric	231.0	0.1	-
Subsidiary	20.7	9.8	0.1

Total	$292.6	$50.8	$0.1

A Non-Utility energy guarantee in support of Wisvest-Connecticut, which we sold in December 2002 to PSEG, provides financial assurance for potential obligations relating to environmental remediation under the original purchase agreement for Wisvest-Connecticut with United Illuminating. The potential obligations for environmental remediation, which are unlimited, are reimbursable by PSEG under the terms of the sale agreement in the event that we are required to perform under the guarantee.

Other guarantees support obligations of our affiliates to third parties under loan agreements and obligations under legal proceedings of the manufacturing segment which was sold in July 2004. In the event our affiliates or the manufacturing segment fail to perform, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of September 30, 2004 was $28.7 million and $13.1 million as of December 31, 2003.

 11 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and nine month periods ended September 30, 2004 and 2003 is shown in the following table.

Wisconsin Energy Corporation	Reportable Operating Segments Energy			Corporate (a) and Other (b) & Reconciling Eliminations	Total Consolidated
	Utility	Non-Utility	Manufacturing (a)
	(Millions of Dollars)
Three Months Ended

September 30, 2004
Operating Revenues (c)	$682.2	$7.0	$ -	$7.4	$696.6
Operating Income (Loss)	$102.2	($123.8)	($1.6)	$(26.6)	($49.8)
Income from Discontinued Operations, Net	$ -	$ -	$3.4	$147.2	$150.6
Net Income (Loss)	$53.3	($82.7)	$1.1	$112.7	$84.4
Capital Expenditures	$121.2	$37.3	$0.7	$2.3	$161.5

September 30, 2003
Operating Revenues (c)	$683.8	$6.0	$ -	$6.0	$695.8
Operating Income (Loss)	$118.3	($40.5)	($0.4)	$1.6	$79.0
Income from Discontinued Operations, Net	$ -	$ -	$9.6	$ -	$9.6
Net Income (Loss)	$61.9	($31.1)	$6.7	($6.6)	$30.9
Capital Expenditures	$142.7	$38.7	$2.2	$6.5	$190.1

Nine Months Ended

September 30, 2004
Operating Revenues (c)	$2,442.7	$12.0	$ -	$24.2	$2,478.9
Operating Income (Loss)	$362.9	($128.0)	($3.1)	($26.5)	$205.3
Income from Discontinued Operations, Net	$ -	$ -	$32.0	$144.7	$176.7
Net Income (Loss)	$192.1	($89.0)	$23.6	$87.1	$213.8
Capital Expenditures	$294.2	$114.2	$10.7	$7.3	$426.4
Total Assets	$8,307.8	$414.3	$ -	$290.4	$9,012.5

September 30, 2003
Operating Revenues (c)	$2,419.4	$12.8	$ -	$23.2	$2,455.4
Operating Income (Loss)	$389.4	($49.0)	($1.1)	$4.5	$343.8
Income from Discontinued Operations, Net	$ -	$ -	$33.4	$ -	$33.4
Net Income (Loss)	$209.7	($43.3)	$24.2	($18.4)	$172.2
Capital Expenditures	$342.6	$129.8	$7.4	$22.3	$502.1
Total Assets	$8,180.8	$421.3	$918.1	$379.0	$9,899.2

(a)

The sale of our manufacturing segment was completed effective July 31, 2004 and was reported at September 30, 2004 as discontinued operations. The financial information presented for the manufacturing segment in 2004 is for the one month ended July 31, 2004 and the seven months ended July 31, 2004. The gain on the sale of the manufacturing segment is reflected in Corporate and Other. Certain corporate overheads reported in the manufacturing segment continue to exist following the sale and are reported in continuing operations. Certain other corporate costs are directly attributable to the discontinued operations.

(b)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy as well as interest on corporate debt and in 2004, the gain on the sale of the manufacturing segment.

(c)

An elimination for intersegment revenues is included in Operating Revenues of $5.1 million and $4.2 million for the three months ended September 2004 and 2003, respectively, and in the amounts of $2.0 million and $2.7 million for the nine months ended September 2004 and 2003, respectively.

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

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and the EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over the 10 years ending in 2013. Under the agreement with EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a $50 million research project at its Presque Isle facility, in cooperation with the U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a pre-tax civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003.

The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government's motion for approval of the decree to allow the intervenors to conduct discovery. Briefing was completed and the judge heard oral arguments from the parties in August 2004. In September 2004, the court granted the intervenors' request for limited discovery with respect to two facilities within our generation fleet, and ordered that discovery be completed by December 2004, followed by briefing, and, if necessary, a hearing.

 13 -- SEVERANCE PLANS

Voluntary Separation Plan for Management Employees:   On September 28, 2004, we announced an enhanced severance package to selected non-officer management employees of Wisconsin Energy and its subsidiaries who elect to voluntarily resign (Voluntary Separation Plan) to help reduce the upward pressure on operating expenses. We expect that at least 120 positions will be eliminated as a result of this Voluntary Separation Plan. The minimum pre-tax costs of $10.4 million ($6.2 million after-tax or $0.05 per share) associated with benefits under this plan were recorded at September 30, 2004. Additional incremental costs associated with this Voluntary Separation Plan will be recorded in the fourth quarter when the number of employees who voluntarily resigned under this Plan will be known.

In November 2004, we announced a Voluntary Separation Plan for certain represented employees. We expect that at least 50 positions will be eliminated as a result of this Voluntary Separation Plan. The costs associated with this Voluntary Separation Plan will be recorded in the fourth quarter.

We do not expect the total pre-tax cost of these two Voluntary Separation plans to exceed $25 million.

 14 -- ASSET VALUATION CHARGES

We concluded that two of our non-utility assets, Minergy Corp.'s Neenah, Wisconsin facility (Minergy Neenah) and Wisvest Corporation's peaking facility in Chicago, Illinois (Calumet), have been impaired. In the third quarter of 2004, we recorded non-cash asset valuation charges of $149.0 million ($96.9 million after tax or $0.82 per share) related to these two assets.

Minergy Neenah:   Minergy Neenah is a waste to energy facility that recycles paper sludge from area paper mills into steam, renewable electricity and glass aggregate. One of Minergy Neenah's key revenue sources is a long-term steam contract with a paper company whereby Minergy Neenah sells steam to the paper company's facility in Neenah. The paper company contacted Minergy Neenah to request a renegotiation of the steam contract to help sustain the long-term viability of the paper company's facility. Given the importance of the long-term steam contract to Minergy Neenah, we believed it was important to help maintain the viability of the paper company's facility. In October 2004, we signed an amendment to the steam contract which will reduce estimated steam revenues through 2017. We concluded the asset was impaired and recorded a non-cash asset valuation charge of $27.0 million ($17.6 million after tax) in the third quarter of 2004.

Calumet:    Calumet is a 308 megawatt natural gas-based peaking power plant located in Chicago, Illinois. Since May 1, 2004 Calumet has operated under the control of PJM Interconnection, L.L.C. (PJM), a regional transmission organization that also operates bid based energy and capacity markets. In the third quarter of 2004, we determined that (i) Calumet has significant risk associated with liquidated damages for certain energy sales within the PJM market, (ii) the elimination of the risk is not guaranteed via assumption of the risk by a third party marketer or through the availability of appropriate insurance, and (iii) nonacceptance of, or failure to arrange for, coverage of the risk greatly diminishes the ability to viably sell merchant capacity, which has resulted in a change in the anticipated economics of the facility and the determination of an impairment of the facility. We concluded that this asset was impaired and recorded a non-cash asset valuation charge of $122.0 million ($79.3 million after-tax) in the third quarter of 2004.

Power Island:   In the third quarter of 2003, we recorded a non-cash asset valuation charge of $40.1 million ($26.0 million after tax or $0.22 per share). The asset valuation charge related to costs associated with a 500 megawatt power island consisting of gas turbine generators and related equipment. We determined in the third quarter of 2003 based on information obtained from our efforts to market the power island, that the carrying value of these assets exceeded market values. We estimated the fair market value of our 500 megawatt power island based upon a definitive agreement we entered into to sell the assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange

Commission (SEC) including factors described throughout this document and below in Factors Affecting Results, Liquidity and Capital Resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2004

CONSOLIDATED EARNINGS

Our diluted earnings per share were $0.71 during the third quarter of 2004 compared with $0.26 per share during the same period in 2003. During the third quarter of 2004, our diluted earnings per share were positively impacted by $1.23 per share due to the gain on the sale of WICOR, and our diluted earnings were negatively impacted by non-cash asset valuation charges ($0.82 per share), debt redemption costs ($0.09 per share) and severance costs ($0.07 per share). During the third quarter of 2003, our diluted earnings per share were negatively impacted by non-cash valuation charges of $0.22 per share offset by a $0.01 gain on the sale of a Minergy investment.

The following table compares our net income during the third quarter of 2004 with similar information during the third quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended September 30

	2004	B (W)	2003

	(Millions of Dollars)

Utility Energy Segment	$102.2	($16.1)	$118.3
Non-Utility Energy Segment	(123.8)	(83.3)	(40.5)
Corporate and Other	(28.2)	(29.4)	1.2

Total Operating Income (Loss)	(49.8)	(128.8)	79.0
Other Income and (Deductions), Net	(3.1)	(12.6)	9.5
Financing Costs	46.2	7.9	54.1

Income (Loss) From Continuing Operations Before Income Taxes	(99.1)	(133.5)	34.4
Income Taxes	(32.9)	46.0	13.1

Income (Loss) From Continuing Operations	(66.2)	(87.5)	21.3
Income From Discontinued Operations, Net of Tax (a)	150.6	141.0	9.6

Net Income	$84.4	$53.5	$30.9

Diluted Earnings Per Share	$0.71	$0.45	$0.26

(a)	Effective July 31, 2004, we sold our manufacturing business. We began reporting this business as a discontinued operation in the first quarter of 2004.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $102.2 million of operating income during the third quarter of 2004 compared with $118.3 million of operating income during the third quarter of 2003. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended September 30

Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues
Electric	$552.6	$1.1	$551.5
Gas	126.1	(2.3)	128.4
Other	3.5	(0.4)	3.9

Total Operating Revenues	682.2	(1.6)	683.8
Fuel and Purchased Power	160.7	(0.3)	160.4
Cost of Gas Sold	80.9	3.0	83.9

Gross Margin	440.6	1.1	439.5
Other Operating Expenses
Other Operation and Maintenance	236.5	(16.2)	220.3
Depreciation, Decommissioning
and Amortization	80.2	0.9	81.1
Property and Revenue Taxes	21.7	(1.9)	19.8

Operating Income	$102.2	($16.1)	$118.3

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the third quarter of 2004 with similar information for the third quarter of 2003.

	Three Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$193.4	($0.3)	$193.7	2,111.9	(84.6)	2,196.5
Small Commercial/Industrial	180.0	5.1	174.9	2,364.4	(14.8)	2,379.2
Large Commercial/Industrial	145.5	3.0	142.5	3,056.3	(67.7)	3,124.0
Other-Retail/Municipal	23.8	1.2	22.6	581.6	30.1	551.5
Resale-Utilities	1.8	(5.8)	7.6	76.8	(132.9)	209.7
Other Operating Revenues	8.1	(2.1)	10.2	-	-	-

Total Operating Revenues	$552.6	$1.1	$551.5	8,191.0	(269.9)	8,460.9

Weather -- Degree Days (a)
Cooling (525 Normal)				349	(176)	525

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the third quarter of 2004, total electric utility operating revenues increased by $1.1 million or 0.2% when compared with 2003. We estimate that electric operating revenues were approximately $17.5 million lower as a result of unseasonably cool weather during the summer of 2004. However, Wisconsin Electric realized approximately $17.3 million in additional revenues during the third quarter of 2004 as a result of rate increases which were not in effect during the third quarter of 2003. In May 2004, Wisconsin Electric received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with our Power the Future program and with low income uncollectible expenses transferred to Wisconsin's public benefits fund. Also, in October 2003 Wisconsin Electric received a final rate order from the PSCW that authorized the recovery of an additional $6.1 million of annual fuel and purchased power costs.

Total electric megawatt-hour sales decreased by 269.9 thousand megawatt-hours or 3.2% during the third quarter of 2004 compared with the same period in 2003. Residential sales were down 3.9% due to weather. As measured by cooling degree days, the third quarter of 2004 was 33.5% cooler than both the third quarter of 2003 and normal, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Weather-normalized residential base sales growth, however, partially mitigated reduced electric sales and operating revenues caused by the unfavorable weather in 2004. Sales volumes to large commercial/industrial customers fell by 2.2% between the comparative periods, much of which was attributable to our largest customers, two iron ore mines. Excluding these two mines, sales volumes to remaining large commercial/industrial customers dropped by 1.1%. Sales for resale to other utilities, our Resale-Utilities customer class, decreased 63.4% between the periods due to a lower demand for wholesale power. However, these wholesale sales result in relatively low margins.

Fuel and Purchased Power

Total fuel and purchased power expenses increased by $0.3 million or 0.2% when compared to the third quarter of 2003. The drop in electric sales due to very cool summer weather significantly reduced the need to use higher cost peak generating units and purchased power during the third quarter of 2004, mitigating the impact of higher average natural gas prices on purchased energy costs and higher coal and purchased power capacity costs.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2004 with similar information for the third quarter of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $2.3 million or 1.8%, primarily because of a reduction in gas cost incentive revenues recognized under the gas cost recovery mechanisms.

	Three Months Ended September

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$126.1	($2.3)	$128.4
Cost of Gas Sold	80.9	3.0	83.9

Gross Margin	$45.2	$0.7	$44.5

For the three months ended September 30, 2004, gas utility gross margin increased by $0.7 million or 1.6% when compared to the three months ended September 30, 2003, primarily reflecting $4.7 million of additional revenues from a February 2004 rate increase at Wisconsin Gas for the recovery of costs associated with the Ixonia Lateral, which was placed into service in December 2003. Recognition of $3.7 million less of gas cost incentive revenues between the comparative periods offset much of the rise in gas utility gross margin. We did not recognize any similar incentive revenues during the third quarter of 2004.

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2004 with similar information for the third quarter of 2003.

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$27.2	$2.6	$24.6	49.9	(1.9)	51.8
Commercial/Industrial	8.1	1.3	6.8	34.4	0.1	34.3
Interruptible	0.3	-	0.3	3.6	(0.6)	4.2

Total Retail Gas Sales	35.6	3.9	31.7	87.9	(2.4)	90.3
Transported Gas	8.4	0.5	7.9	154.3	(7.0)	161.3
Other	1.1	(3.8)	4.9	-	-	-

Total	$45.1	$0.6	$44.5	242.2	(9.4)	251.6

Weather -- Degree Days (a)
Heating (141 Normal)				133	(1)	134

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $16.2 million or 7.4% during the third quarter of 2004 compared with the third quarter of 2003, primarily due to $13.6 million of expenses recognized during the third quarter of 2004 associated with construction of a power plant in Port Washington, Wisconsin under our Power the Future plan. Additional revenue from an electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. In addition, we recognized $12.7 million of severance related costs during the third quarter of 2004.

Bad debt expenses were $5.9 million lower during the third quarter of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 residential bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment had an operating loss of $123.8 million during the third quarter of 2004 compared with an operating loss of $40.5 million during the third quarter of 2003. In the third quarter of 2004, we recorded a non-cash asset valuation charge of $122.0 million related to our Calumet facility. In the third quarter of 2003, we recorded a non-cash valuation charge of $40.1 million related to a natural gas power island which was sold in the fourth quarter of 2003. The following table compares the operating performance of our non-utility energy segment between the comparative periods.

	Three Months Ended September 30

Non-Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$7.0	$1.0	$6.0
Fuel and Purchased Power	0.8	(0.1)	0.7

Gross Margin	6.2	0.9	5.3
Other Operating Expenses
Other Operation and Maintenance	5.7	(2.4)	3.3
Depreciation, Decommissioning
and Amortization	1.9	-	1.9
Property and Revenue Taxes	0.4	0.1	0.5
Asset Valuation Charges	122.0	(81.9)	40.1

Operating Loss	($123.8)	$(83.3)	($40.5)

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $28.2 million in the third quarter of 2004 compared with operating income of $1.2 million in the same period in 2003. In the third quarter of 2004, we recorded a non-cash valuation charge of $27.0 million related to our Minergy Neenah facility. The following table identifies the components of corporate and other affiliate operating income between the comparative periods.

	Three Months Ended September 30

Corporate and Other Affiliates	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues	$7.4	$1.4	$6.0
Other Operating Expenses
Other Operation and Maintenance	7.0	(1.3)	5.7
Depreciation, Decommissioning
and Amortization	1.4	0.1	1.5
Property and Revenue Taxes	0.2	0.1	0.3
Asset Valuation Charge	27.0	(27.0)	-
Gain from Asset Sale	-	(2.7)	(2.7)

Operating Income (Loss)	($28.2)	($29.4)	$1.2

CONSOLIDATED OTHER INCOME AND (DEDUCTIONS), NET

Other income net of other deductions decreased by $12.6 million between the comparative periods primarily due to $17.0 million of costs incurred during the third quarter of 2004 when we redeemed $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006. These debt redemption costs were partially offset by a $2.3 million increase in our interest in the earnings of unconsolidated affiliates during 2004.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $7.9 million in the three months ended September 30, 2004 compared with the same period in 2003. This decrease primarily reflects the use of proceeds from the sale of our manufacturing segment effective July 31, 2004. During the third quarter of 2004, we used proceeds from this sale (1) to retire outstanding short-term debt associated with the March 2004 redemption of $200 million of 6.85% Trust Preferred Securities, (2) to redeem $300 million of Wisconsin Energy

5.875% senior notes due April 1, 2006, and (3) to pay down outstanding commercial paper. In August 2004, Wisconsin Electric also retired $140 million of first mortgage bonds at their scheduled maturity through the issuance of lower-cost short-term debt.

CONSOLIDATED INCOME TAXES

For the third quarter of 2004, we had a tax benefit of $32.9 million due to third quarter charges related to impairment at our Calumet and Minergy Neenah facilities and costs incurred related to severance. In the third quarter of 2003 our effective tax rate was 38.1%.

DISCONTINUED OPERATIONS

As required by SFAS 144, we began classifying our manufacturing segment as a discontinued operation in February 2004 when we entered into the agreement to sell this segment. We subsequently completed this sale effective July 31, 2004. (See Note 3 -- Discontinued Operations in the Notes to Consolidated Condensed Financial Statements.)

We realized $150.6 million of net income from discontinued operations during the third quarter of 2004 consisting of $3.4 million from the operation of the manufacturing segment during the month of July 2004 and a $147.2 million gain on the sale, net of tax.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2004

CONSOLIDATED EARNINGS

Our diluted earnings per share were $1.79 during the first nine months of 2004 compared with $1.46 per share during the same period in 2003. For the nine months ended September 30, 2004, our diluted earnings per share were positively impacted by $1.21 per share due to the gain on the sale of WICOR, and our diluted earnings were negatively impacted by non-cash valuation charges ($0.82 per share), debt redemption costs ($0.12 per share) and severance costs ($0.07 per share). During the first nine months of 2003, our diluted earnings per share were negatively impacted by non-cash asset valuation charges of $0.22 per share offset by a $0.01 gain on the sale of a Minergy investment.

The following table compares our net income during the first nine months of 2004 with similar information during the same period in 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Nine Months Ended September 30

	2004	B (W)	2003

(Millions of Dollars, Except per Share Amounts)

Utility Energy Segment	$362.9	($26.5)	$389.4
Non-Utility Energy Segment	(128.0)	(79.0)	(49.0)
Corporate and Other	(29.6)	(33.0)	3.4

Total Operating Income (Loss)	205.3	(138.5)	343.8
Other Income and (Deductions), Net	11.9	(18.6)	30.5
Financing Costs	151.1	9.2	160.3

Income (Loss) From Continuing Operations Before Income Taxes	66.1	(147.9)	214.0
Income Taxes	29.0	46.2	75.2

Income (Loss)From Continuing Operations	37.1	(101.7)	138.8
Income From Discontinued Operations, Net of Tax (a)	176.7	143.3	33.4

Net Income	$213.8	$41.6	$172.2

Diluted Earnings Per Share	$1.79	$0.33	$1.46

(a)	Effective July 31, 2004 we sold our manufacturing business. We began reporting this business as a discontinued operation in the first quarter of 2004.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $362.9 million of operating income during the first nine months of 2004 compared with $389.4 million of operating income during the first nine months of 2003. Higher nuclear expenses due to the timing of a scheduled outage at Point Beach Nuclear Plant, higher benefit costs and severance related costs during the third quarter of 2004 primarily drove our $26.5 million or 6.8% decrease in utility operating income between the comparative periods. Higher operating revenues due to rate increases partially offset the rise in expenses. The following table summarizes the operating income of this segment between the comparative periods.

	Nine Months Ended September 30

Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)
Operating Revenues
Electric	$1,576.0	$58.6	$1,517.4
Gas	849.6	(34.5)	884.1
Other	17.1	(0.8)	17.9

Total Operating Revenues	2,442.7	23.3	2,419.4
Fuel and Purchased Power	456.8	(19.1)	437.7
Cost of Gas Sold	596.2	26.3	622.5

Gross Margin	1,389.7	30.5	1,359.2
Other Operating Expenses
Other Operation and Maintenance	728.2	(55.5)	672.7
Depreciation, Decommissioning
and Amortization	234.2	3.4	237.6
Property and Revenue Taxes	64.4	(4.9)	59.5

Operating Income	$362.9	($26.5)	$389.4

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the first nine months of 2004 with similar information for the same period in 2003.

	Nine Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$547.2	$13.9	$533.3	6,047.9	(0.5)	6,048.4
Small Commercial/Industrial	502.5	17.5	485.0	6,677.3	51.1	6,626.2
Large Commercial/Industrial	413.0	18.6	394.4	8,793.6	210.0	8,583.6
Other-Retail/Municipal	68.6	3.2	65.4	1,786.6	88.6	1,698.0
Resale-Utilities	19.6	2.7	16.9	478.3	10.7	467.6
Other Operating Revenues	25.1	2.7	22.4	-	-	-

Total Operating Revenues	$1,576.0	$58.6	$1,517.4	23,783.7	359.9	23,423.8

Weather -- Degree Days (a)
Heating (4,387 Normal)				4,458	(381)	4,839
Cooling (708 Normal)				440	(160)	600

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2004, total electric utility operating revenues increased by $58.6 million or 3.9% when compared with 2003, primarily due to the impacts of rate increases and growth in base business significantly offset by the effects of unfavorable weather.

We realized approximately $40.4 million in additional revenues during 2004 as a result of rate increases which were not completely in effect during the comparative first nine months of 2003. In May 2004, Wisconsin Electric received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with our Power the Future program and with low income uncollectible expenses transferred to Wisconsin's public benefits fund. In March 2003, Wisconsin Electric received an interim order from the PSCW to increase rates by $55.1 million annually for higher fuel and purchased power costs. In October 2003, the PSCW issued an associated final rate order for Wisconsin Electric to recover an additional $6.1 million for higher annual fuel and purchased power costs.

We estimate that our electric operating revenues were approximately $22.3 million lower during the first nine months of 2004 compared to the same period in 2003 as a result of unfavorable weather. Cool summer weather as compared to 2003 negatively impacted electric sales during the first nine months of 2004, especially to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As measured by cooling degree days, first nine months of 2004 were 26.7% cooler than the same period in 2003 and 37.9% cooler than normal, limiting cooling load sales.

Total electric sales increased by 359.9 thousand megawatt-hours or 1.5% between the comparative periods. Residential sales were flat and small commercial/industrial sales were up just 0.8% due to the unfavorable weather during 2004. However, we estimate that growth in the number of customers and in higher weather-normalized use per customer in both of these customer classes during the first nine months of 2004 mitigated much of the impact of unfavorable weather on electric sales and operating revenues. Sales volumes to large commercial/industrial customers improved by 2.4%. Excluding our largest customers, two iron ore mines, sales volumes to the remaining large commercial/industrial customers improved by 1.1%.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $19.1 million or 4.4% when compared to the first nine months of 2003. This increase is related to the 1.5% increase in total megawatt-hour sales and to higher coal and purchased capacity costs. Increased availability of several coal-fired generating units during the first nine months of 2004 offset the impact on fuel and purchased power costs of a scheduled outage at Point Beach Unit 1 during the second quarter of 2004. We did not have a comparable outage at Point Beach until the fourth quarter of 2003. Very cool summer weather significantly reduced the need to use higher cost peak generating units and purchased power during 2004, mitigating much of the rise in fuel and purchased power costs between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2004 with similar information for the same period in 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $34.5 million or 3.9% due primarily to a weather-related decrease in therm deliveries between the comparative periods.

	Nine Months Ended September 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$849.6	($34.5)	$884.1
Cost of Gas Sold	596.2	26.3	622.5

Gross Margin	$253.4	($8.2)	$261.6

For the nine months ended September 30, 2004, gas utility gross margin decreased by $8.2 million or 3.1% when compared to the nine months ended September 30, 2003. Warmer winter weather in 2004 as compared to 2003 and recognition of $8.0 million less in gas cost incentive revenues under our gas cost recovery mechanisms offset the positive impact on gross margin and operating revenues of a February 2004 rate increase.

Total therm deliveries were 5.8% lower during the first nine months of 2004 primarily due to weather. As measured by heating degree days, the first nine months of 2004 were 7.9% warmer than the same period in 2003 reducing heating load. We estimate that weather reduced gross margin by approximately $12.3 million between the comparative periods. This unfavorable weather offset much of the impact on gross margin and operating revenues of a rate increase that became effective in early 2004. In February 2004, the PSCW approved an annual increase of $25.9 million in the gas rates of Wisconsin Gas for the recovery of costs associated with the Ixonia Lateral, which was placed into service in December 2003. These higher rates increased gas utility gross margin by approximately $12.4 million during 2004.

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2004 with similar information for the same period in 2003.

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$165.4	($0.3)	$165.7	555.1	(42.8)	597.9
Commercial/Industrial	50.0	(0.3)	50.3	318.5	(25.9)	344.4
Interruptible	1.3	(0.2)	1.5	18.7	(1.1)	19.8

Total Gas Sold	216.7	(0.8)	217.5	892.3	(69.8)	962.1
Transported Gas	31.4	0.9	30.5	569.3	(20.0)	589.3
Other	5.3	(8.3)	13.6	-	-	-

Total	$253.4	($8.2)	$261.6	1,461.6	(89.8)	1,551.4

Weather -- Degree Days (a)
Heating (4,387 Normal)				4,458	(381)	4,839

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $55.5 million or 8.3% during the first nine months of 2004 compared with the first nine months of 2003, primarily due to a $18.9 million increase in nuclear expenses largely associated with a scheduled outage of Point Beach Unit 1 in the second quarter of 2004 and to $21.9 million of expenses that we recognized during the first nine months of 2004 associated with construction of a power plant in Port Washington, Wisconsin under our Power the Future plan. We did not have a similar outage at Point Beach until the fourth quarter of 2003. An electric rate increase authorized by the PSCW in May 2004 offset the Power the Future construction costs. Employee benefit and pension costs were also up $15.3 million between the comparative periods, and we recognized $12.7 million of severance related costs during the third quarter of 2004.

Bad debt expenses were $14.5 million lower during the first nine months of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 residential bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters. We recovered $6.1 million less between the comparative periods in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $3.4 million or 1.4% during the first nine months of 2004 compared with the same period in 2003. In the nine months ended September 30, 2004, decommissioning expense was reduced by $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This reduction was offset in part by depreciation on a higher base of depreciable assets between the comparative periods.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy operating losses increased from $49.0 million during the first nine months of 2003 to $128.0 million during the first nine months of 2004. This reduction primarily relates to a non-cash asset valuation charge of $122.0 million in the third quarter of 2004, related to our Calumet facility. In the third quarter of 2003, we recorded a non-cash asset valuation charge of $40.1 million related to a natural gas power island which was sold in the fourth quarter of 2003. The following table compares the operating performance of our non-utility energy segment between the comparative periods.

	Nine Months Ended September 30

Non-Utility Energy Segment	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$12.0	($0.8)	$12.8
Fuel and Purchased Power	1.1	-	1.1

Gross Margin	10.9	(0.8)	11.7
Other Operating Expenses
Other Operation and Maintenance	10.2	3.2	13.4
Depreciation, Decommissioning
and Amortization	5.6	-	5.6
Property and Revenue Taxes	1.1	0.5	1.6
Asset Valuation Charges	122.0	(81.9)	40.1

Operating Loss	($128.0)	$(79.0)	($49.0)

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $29.6 million in the first nine months of 2004 compared with operating income of $3.4 million in the same period in 2003. The change reflects the non-cash valuation charge of $27.0 million in the third quarter of 2004 related to our Minergy Neenah facility. The following table identifies the components of corporate and other affiliate operating income between the comparative periods.

	Nine Months Ended September 30

Corporate and Other Affiliates	2004	B (W)	2003

	(Millions of Dollars)

Operating Revenues	$24.2	$1.0	$23.2
Other Operating Expenses
Other Operation and Maintenance	21.7	(4.7)	17.0
Depreciation, Decommissioning
and Amortization	4.5	0.2	4.7
Property and Revenue Taxes	0.6	0.2	0.8
Asset Valuation Charge	27.0	(27.0)	-
Gain from Asset Sale	-	(2.7)	(2.7)

Operating Income (Loss)	($29.6)	($33.0)	$3.4

CONSOLIDATED OTHER INCOME AND (DEDUCTIONS), NET

Other income net of other deductions decreased by $18.6 million between the comparative periods primarily due to $17.0 million of debt redemption costs incurred during the third quarter of 2004 when we redeemed $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006, and to $5.9 million of costs associated with the early redemption of WEC Capital Trust I's Trust Preferred Securities in March 2004. These increased costs were partially offset by a $5.4 million increase in our interest in the earnings of unconsolidated affiliates during 2004 and a $3.2 million civil penalty that Wisconsin Electric agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree.

CONSOLIDATED FINANCING COSTS

Total financing costs decreased by $9.2 million in the nine months ended September 30, 2004 compared with the same period in 2003. This decrease primarily reflects the use of proceeds from asset sales, especially the sale of our manufacturing segment effective July 31, 2004. During the third quarter of 2004, we used proceeds from this sale to (1) retire outstanding short-term debt associated with the March 2004 redemption of $200 million of 6.85% Trust Preferred Securities, (2) redeem $300 million of 5.875% Wisconsin Energy senior notes due April 1, 2006, and (3) pay down outstanding commercial paper. In August 2004, Wisconsin Electric also retired $140 million of first mortgage bonds at their scheduled maturity through the issuance of lower-cost short-term debt.

CONSOLIDATED INCOME TAXES

For the first nine months of 2004, our effective tax rate applicable to continuing operations was 43.9% compared with a 35.1% rate during the first nine months of 2003. The change in the effective rate between the comparative periods is due primarily to the inability to receive a state tax benefit from the asset valuation charges.

DISCONTINUED OPERATIONS

As required by SFAS 144, we began classifying our manufacturing segment as a discontinued operation in February 2004 when we entered into the agreement to sell this segment. We subsequently completed this sale effective July 31, 2004. (See Note 3 -- Discontinued Operations in the Notes to Consolidated Condensed Financial Statements.)

We realized $176.7 million of income from discontinued operations, net of tax during the first nine months of 2004 consisting of $31.9 million from the operation of the manufacturing segment between January and July 2004 and a $144.8 million gain on the sale, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first nine months of 2004 and 2003:

	Nine Months Ended September 30

Wisconsin Energy Corporation	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$585.6	$473.4
Investing Activities	$467.5	($479.5)
Financing Activities	($1,033.5)	($8.8)

Operating Activities

Cash provided by operating activities increased to $585.6 million during the first nine months of 2004 compared with $473.4 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods and increased cash earnings.

Investing Activities

During the first nine months of 2004, cash provided by investing activities was $467.5 million, an increase of $947.0 million over the same period in 2003. The 2004 results include $902.3 million of net proceeds from asset sales, including the sale of our manufacturing segment in the third quarter of 2004. Between the comparative periods, total capital expenditures were down 16.0%. In 2004, we had capital expenditures of $294.2 million for utility plant, $114.2 million for non-utility energy projects (a majority of which is attributable to Power the Future), and $7.3 million for other non-utility activities. Between the comparative periods, we spent $15.7 million less on nuclear fuel due to the timing of scheduled outages at Point Beach.

Effective July 31, 2004, we sold our manufacturing business to Pentair, Inc. for $871 million in cash. In addition, Pentair assumed approximately $25 million of third party debt. Upon completion of the sale we realized net cash proceeds of approximately $740 million after cash taxes and transaction costs. We used the cash proceeds to pay down long and short-term debt. In addition, in anticipation of the receipt of the proceeds, we repurchased $49.4 million of our common stock in the open market pursuant to our existing stock repurchase program, which we began to do in the first quarter of 2004. For further information see Note 3 -- Discontinued Operations in the Notes to Consolidated Condensed Financial Statements.

Since September 2000, we have received cash proceeds before cash taxes and transaction costs of approximately $1.9 billion related to the divestiture of assets.

Financing Activities

During the nine months ended September 30, 2004, we used $1,033.5 million for financing activities compared with using $8.8 million for financing activities during the first nine months of 2003. The primary uses of cash in the first nine months of 2004 included approximately $200 million associated with the March 2004 redemption of Trust Preferred Securities, the September 2004 redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006, the retirement of Wisconsin Electric's $140 million 7-1/4% First Mortgage Bonds at their scheduled maturity in August 2004, and $140.6 million for the repurchase of common stock pursuant to our Board approved repurchase plan and to fulfill the exercise of stock options. Additionally, we reduced our outstanding short-term debt by $234.5 million during the first nine months of 2004.

In March 2004, we announced that we would resume purchasing up to $50 million of our common shares in the open market under our previously authorized share repurchase program that was initiated in 2000. During the first nine months of 2004, we purchased approximately 1.6 million shares of common stock for $49.4 million under this plan. In February 2004, we instructed the agents for our various stock plans to begin purchasing shares of our common stock for our stock plans in the open market in lieu of issuing new shares, and based upon market conditions and other factors, we intend to continue to instruct the plan agents to do so.

In the first nine months of 2004, we received proceeds of $58.8 million related to the exercise of stock options. Instead of issuing new shares for these stock options, in February 2004 we instructed our plan agent to purchase common stock in the open market at a cost of $91.2 million. This cost is included in Repurchase of common stock on our Consolidated Condensed Statements of Cash Flows.

In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033 under an existing shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of our outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003, and to fund the redemption in August 2003 of another $60 million debt issue.

We accounted for the June and August 2003 debt refinancings using the revenue neutral method pursuant to PSCW authorization, whereby we deferred approximately $24.9 million of gross debt extinguishment costs and are now amortizing these costs over an approximately two year period based upon the level of interest savings achieved.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2004 are expected to be met primarily through internally generated funds, asset sales, short-term borrowings and existing lines of credit potentially supplemented through the sale of intermediate or long-term debt securities depending on market conditions and other factors.

Wisconsin Electric anticipates issuing $250 million of unsecured intermediate-term debt during the fourth quarter of 2004 under an existing $665 million shelf registration statement filed with the SEC, depending upon market conditions and other factors.

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

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, Wisconsin Electric filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing Wisconsin Electric to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. Subject to market conditions and a favorable review by taxing authorities, we anticipate proceeding with the issuance of these securities during 2005.

Wisconsin Electric has $165 million of unsecured notes outstanding at September 30, 2004 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Electric, provide liquidity support of Wisconsin Electric's obligations with respect to variable rate tax-exempt bonds and commercial paper.

As of September 30, 2004, we have approximately $1.1 billion of available unused lines of bank back-up credit facilities on a consolidated basis. On September 30, 2004, we had approximately $356.3 million of consolidated short-term debt outstanding.

We review our bank back-up credit facility and letter agreement needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at September 30, 2004:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2007	3 year
Wisconsin Energy	$300.0	$ -	$300.0	Apr-2006	3 year
Wisconsin Electric	$250.0	$ -	$250.0	June-2007	3 year
Wisconsin Electric	$100.0	$ -	$100.0	Nov-2004	11 month
Wisconsin Gas	$200.0	$ -	$200.0	June-2007	3 year

In August 2004, Wisconsin Electric amended its $100 million bank letter agreement to extend its maturity date to November 1, 2004 and the term from 9 months to 11 months. In November 2004, Wisconsin Electric entered into a new $125 million, 3 year bank back-up credit facility with an expiration date of November 2007 to replace the $100 million letter agreement expiring on November 1, 2004. This facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at September 30, 2004 and at December 31, 2003:

Capitalization Structure	September 30, 2004		December 31, 2003 (a)

	(Millions of Dollars)

Common Equity	$2,431.9	41.2%	$2,358.7	35.1%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities)	3,093.9	52.3%	3,736.7	55.6%
Short-Term Debt	356.3	6.0%	590.8	8.8%

Total	$5,912.5	100.0%	$6,716.6	100.0%

Ratio of Debt to Total Capital		58.3%		64.4%

(a)	Excludes debt classified as Liabilities held for sale on our Consolidated Condensed Balance Sheets.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of September 30, 2004.

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures and nuclear fuel. Our 2004 annual consolidated capital expenditure budget, excluding expenditures related to discontinued operations and the purchase of nuclear fuel, is approximately $699.2 million.

Pension Investments:   During September 2004, we contributed $16.0 million, the maximum deductible amount, to our qualified pension plans for the 2003 plan year. We anticipate that we may make an additional discretionary contribution for the 2004 plan year to the qualified pension plans of approximately $39.0 million in the fourth quarter of 2004, depending upon market conditions and other factors.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2004, our estimated maximum exposure under these agreements is approximately $106.0 million. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See Note 10 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of September 30, 2004 decreased compared with December 31, 2003 due in part to the repayment of $206.2 million of long-term debt obligations associated with the WEC Capital Trust I Trust Preferred Securities which were redeemed in March 2004, the September 2004 redemption $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006, the retirement of Wisconsin Electric's $140 million 7-1/4% First Mortgage Bonds at their scheduled maturity in August 2004, and the assumption of the $25 million in third party debt by Pentair, Inc. in conjunction with the sale of our manufacturing segment. These obligations were also reduced by periodic payments which were greater than new commitments made in the ordinary course of business during the nine months ended September 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At September 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $118.4 million.

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-fired combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615 megawatt super critical pulverized coal generating units (Elm Road units) on the site of Wisconsin Electric's existing Oak Creek Power Plant. Large construction projects of this type are subject to usual construction risks which might adversely affect project costs and completion time, including shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, governmental actions and events in the global economy. Despite good project management, we will have limited or no control over these types of risks. If final costs for the construction of the Port Washington Generating Station or the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW.

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

Other Utility Rate and Regulatory Matters

Fuel Cost Adjustment Procedure: In June 2004, Wisconsin Electric filed a request with the PSCW to increase Wisconsin retail electric rates by $36.1 million annually to recover forecasted increases in fuel and purchased power costs. The increase in anticipated costs was driven primarily by: (1) contractual escalation of coal costs, replacement costs for coal which cannot be shipped as a result of rail transportation failures and an increase in coal-fired generation; (2) increased gas-fired generation and purchased power costs primarily from gas-fired generation; and (3) increased purchases and costs of firm capacity and associated transmission necessary to meet customer needs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $36.1 million in electric rates in July 2004. The surcharge authorized under the interim order was subject to refund based upon PSCW full review, hearing and final determination.

In September 2004, Wisconsin Electric notified the PSCW that it was withdrawing its request for the fuel increase granted in July 2004. The withdrawal of the request was due to significantly lower than expected fuel and purchased power costs brought on by the very cool summer weather which significantly reduced the need to draw upon higher cost peaking units and purchased power. Our revenues exclude amounts collected under this interim order, which Wisconsin Electric plans to refund including interest. The PSCW approved the fuel surcharge refund in October 2004. The amount to be refunded including interest is approximately $5.0 million.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. In June 2004, we received authorization for the deferral from the PSCW. We estimate that we will defer approximately $14.0 million during all of 2004. To date, we have deferred $13.6 million.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, Wisconsin Electric filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing Wisconsin Electric to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. Subject to market conditions and a favorable review by taxing authorities, we anticipate proceeding with the issuance of these securities during 2005.

Michigan Rate Matters:   In mid-November 2000, Wisconsin Electric filed an application with the Michigan Public Service Commission (MPSC) requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed in April 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the MPSC's final order. The Michigan Court of Appeals has upheld the MPSC order in all areas. The statutory time period for International Paper Corporation to appeal the case to the Michigan Supreme Court has expired.

Power the Future

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the Port Washington and Elm Road power plants by We Power.

Port Washington:   We Power began construction of Unit 1 of the Port Washington Generating Station in July 2003 and expects the unit to be operational early in the third quarter of 2005. We Power began construction of Unit 2 in May 2004 and expects this unit to be operational by the end of the second quarter of 2008. As part of our Power the Future strategy we retired the remaining Port Washington, Wisconsin coal-fired generating units in September 2004 after nearly seventy years in service.

In March 2003, an individual who participated in the PSCW's Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Order granting the CPCN (Port Order). In January 2004, the Dane County Circuit Court issued a decision (January 2004 Order) vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW addressed the Court's decision by analyzing the environmental impact of the Port Washington project on its own merits, rather than comparing it to coal-fired generation. In March 2004, the PSCW approved a Revised Environmental Assessment and affirmed the CPCN it originally issued in December 2002 authorizing construction of the Port Washington Generating Station. In April, the same individual filed various motions, including a motion for contempt sanctions, in the same Dane County Circuit Court branch against the PSCW and us on the grounds that the PSCW and Wisconsin Energy were in violation of the January 2004 Order. In response, the judge dismissed the case in April 2004, ruling that there was no basis for granting the motion for sanctions and that her court has no continuing jurisdiction in the case.

In April 2004, the same individual filed a petition for review with another Dane County Circuit Court branch requesting the Court to reverse the PSCW's revised decision issued in March 2004. In October 2004, the Court signed an order dismissing this appeal, at the request of the petitioner.

Elm Road:   In November 2003, the PSCW issued an order (Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located on the site of Wisconsin Electric's existing Oak Creek Power Plant. We expect that we will have co-owners for approximately 17% of the project. In December 2003, we submitted to the PSCW for approval lease generation contracts between We Power and Wisconsin Electric for the Elm Road units. The PSCW approved the leases in October 2004. We continue to work with the PSCW, the Wisconsin Department of Natural Resources (WDNR) and the other agencies to obtain all required permits and project approvals.

Four appeals challenging the PSCW's Elm Road Order have been filed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. All six of these cases have been consolidated in Dane County Circuit Court. In September 2004, at the request of the Town of Caledonia, the Town's appeal was dismissed. We have filed our initial brief in these cases requesting that the PSCW and WDNR decisions be upheld and the petitions be dismissed. Reply briefs have been filed and oral arguments were conducted by the judge in October 2004 on the five remaining consolidated appeals. Based on the judge's comments during the hearing, we anticipate a decision before the end of the year.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Elm Road units. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post hearing briefing concluded in September 2004. It is anticipated that an order will be issued in the fourth quarter of 2004.

We have applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit at this location that is required for operation of the water intake and discharge system for the planned Elm Road and existing Oak Creek generating units. Additionally, we have applied to the Army Corps of Engineers for the federal permits necessary for the construction of the Elm Road units. We continue to work with these agencies on the issues involved. We anticipate decisions on these permits in early 2005. Decisions favorable to the project may be contested by project opponents.

In January 2004, the WDNR issued the air pollution control construction permit to Wisconsin Electric for the Elm Road units. In February 2004, certain project opponents filed a petition for judicial review in the

Dane County Circuit Court. At the same time the project opponents submitted a request for a contested case hearing with the WDNR which was granted. Petitioners subsequently agreed to dismiss their petition for judicial review. The contested case hearing was held in October 2004. Briefs will be submitted by the end of 2004, and a decision is expected in early 2005.

In July 2004, we entered into an environmental and economic agreement with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering our plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions to mitigate the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its judicial appeal of the PSCW permits issued. The Town's appeal was dismissed at the Town's request in September 2004. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission

Midwest ISO:  In connection with its status as a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO), the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) is in the process of implementing a bid-based energy market which is currently proposed to commence on or about March 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. As proposed to the FERC and preliminarily approved, the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR), which will be initially allocated by the Midwest ISO, and will be available through an auction-based system run by the Midwest ISO. Currently there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan's utilities (also known as WUMS utilities).

The issues surrounding implementation of the energy market by Midwest ISO, including the implementation date, are being addressed in a contested proceeding before the FERC in which Wisconsin Electric is participating. Parties to this FERC proceeding, including Wisconsin Electric and other WUMS utilities, have raised concerns about the impact of the Midwest ISO plan and have questioned the financial impact estimated by Midwest ISO. FERC can accept, reject or modify the Midwest ISO proposal. In August 2004, the FERC accepted the Midwest ISO Energy Markets Tariff, subject to further development on certain issues and subsequent compliance filings by Midwest ISO. Included in the order were mitigation features to minimize the impacts of the start of the market, and an FTR mitigation plan for entities in highly congested areas such as WUMS. The August 2004 Order is subject to numerous requests for rehearing which may result in further modifications to the Tariff. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, financial impact the LMP congestion pricing system might have on Wisconsin Electric and Edison Sault. The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO's transmission customers, including Wisconsin Electric and Edison Sault.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO; however, proceedings are ongoing at the FERC that could result in a modified rate design that will be applicable not only in the Midwest ISO service territory but will also encompass the service territory of PJM Interconnection, L.L.C. (PJM) prior to the end of the six-year phase-in period.

In October 2004, two separate rate design proposals were filed with the FERC by two separate groups made up of Midwest ISO Transmission Owners and PJM Transmission Owners. The proposals are now available for comment by the parties participating in the proceedings. The proposals to the FERC may result in a new, yet-to-be-determined rate design as early as December 1, 2004. It is unknown at this point what rate design will be developed and whether it will replace the Midwest ISO's current license plate rate design. We are currently unable to determine the impact that any potential rate design will have on Wisconsin Electric and Edison Sault.

Congestion Charges on Other Systems:   Effective May 1, 2004, Commonwealth Edison, a non-affiliated Illinois utility that provided transmission service to Wisconsin Electric, transferred control of its transmission facilities to PJM, at which time PJM's LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison's facilities. PJM allocated FTRs to hedge against transmission congestion for the month of May 2004 and for the year commencing June 1, 2004. Wisconsin Electric initially did not receive FTRs for all of its firm transmission, but upon subsequent orders issued by FERC, Wisconsin Electric received a full allocation of FTRs for its firm transmission. Since May 1, 2004, Wisconsin Electric has experienced very minimal congestion costs related to the FTRs it holds in PJM.

Effective October 1, 2004, American Electric Power Co. and Dayton Power & Light Co. were fully integrated into the PJM control area. While the integration did not impact the quantity of FTRs that Wisconsin Electric owns, PJM did make changes to many of its existing LMP pricing points and added new LMP pricing points. Wisconsin Electric's FTRs have source or sink points that include some of the new or changed LMP pricing points. Because these changes are new, it is unclear what the impact to Wisconsin Electric may be in terms of exposure to congestion charges. We expect that congestion costs would be included under the definition of fuel for the Wisconsin Fuel Cost Adjustment Procedure.

CAUTIONARY FACTORS

We regularly include forward-looking statements in documents such as this report and in other public documents or oral presentations. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on our forward-looking statements. When used in written documents or oral presentations, our intent is that terms such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar expressions identify our forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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
  Regulatory factors such as: unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the regulations of the United States Environmental Protection Agency as well as the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval of the merger of Wisconsin Energy Corporation and WICOR, Inc. in 2000.
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
  Factors which impede execution of our Power the Future strategy, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities, obtaining the investment capital from outside sources necessary to implement the strategy, and risk associated with construction of the Power the Future facilities on time and within budget.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Energy's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Energy's 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004.

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

Stray Voltage: In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric's distribution system caused damages to his livestock. Wisconsin Electric has filed an appeal related to this decision.

UTILITY RATES AND REGULATORY MATTERS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [AND ISSUER PURCHASES OF EQUITY SECURITIES]
ISSUER PURCHASES OF EQUITY SECURITIES

2004	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

					(Millions of Dollars)

July 1-
July 31	-		$ -	-	$75.5

August 1-
August 31	254,668	(c)	$32.08	250,900	$67.4

September 1- September 30	326,400		$32.05	326,400	$57.0

Total	581,068		$32.07	577,300

(a)	This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan.
(b)	In September 2000, we initiated a share repurchase program to purchase up to $400 million of our common stock. In December 2002, our Board of Directors extended the program through December 31, 2004.
(c)	Of these shares, 3,768 shares were surrendered in August by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

Exhibit No.

2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Stock Purchase Agreement among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated February 3, 2004 (Stock Purchase Agreement). (Exhibit 2.1 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

2.2

Amendment to the Stock Purchase Agreement by and among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated July 23, 2004. (Exhibit 2.2 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

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

A Current Report on Form 8-K dated as of July 31, 2004 was filed by Wisconsin Energy on August 16, 2004 to report the sale of the Company's WICOR Industries subsidiary to Pentair, Inc. and to provide certain Pro Forma Financial Information.

A Current Report on Form 8-K dated as of September 28, 2004 was filed by Wisconsin Energy on September 28, 2004 to report that an enhanced severance package was offered to selected non-officer management employees of Wisconsin Energy, Wisconsin Electric Power Company, and Wisconsin Gas LLC, who voluntarily resign.

No other reports on Form 8-K were filed by Wisconsin Energy during the quarter ended September 30, 2004.

A Current Report on Form 8-K dated as of October 20, 2004 was filed by Wisconsin Energy on October 25, 2004 to report (i) the costs to be incurred in the third quarter in relation to the enhanced severance package that was offered to selected non-officer management employees of Wisconsin Energy and its subsidiaries on September 28, 2004 who voluntarily resign, and (ii) the impairment charges to be incurred in the third quarter in relation to Minergy Neenah, a waste energy facility, and Wisvest Calumet, a 308 megawatt natural gas-based peaking power plant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 3, 2004	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer