Form 10-K
period 2004-12-31
WISCONSIN ENERGY CORP
filed 2005-03-04
CIK 783325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2004

Commission File Number	Registrant; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.

001-09057	WISCONSIN ENERGY CORPORATION	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 1331
Milwaukee, WI 53201
(414) 221-2345

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

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

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]    No [  ]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $3.8 billion based upon the reported last sale price of such securities as of June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 31, 2005):

Common Stock, $.01 Par Value, 116,985,602 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 5, 2005, are incorporated by reference into Part III hereof.

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

3	Wisconsin Energy Corporation

2004 Form 10-K

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Energy Corporation was incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, our, us or we refer to the holding company and all of its subsidiaries.

Historically we conducted our operations primarily in three operating segments: a utility energy segment, a non-utility energy segment and a manufacturing segment. The sale of our manufacturing segment was completed effective July 31, 2004 and this segment is reported as discontinued operations. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas LLC, formerly Wisconsin Gas Company (Wisconsin Gas) and W.E. Power, LLC (We Power).

Utility Energy Segment:    Our utility energy segment consists of: Wisconsin Electric, which serves approximately 1,081,400 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 437,800 gas customers in Wisconsin and approximately 460 steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves approximately 577,000 gas customers in Wisconsin and about 2,660 water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company (Edison Sault), which serves approximately 22,700 electric customers in the Upper Peninsula of Michigan. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name of “We Energies”.

Non-Utility Energy Segment:    Our non-utility energy segment consists of We Power and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease the new generating capacity included in our Power the Future strategy. See Item 7 for more information on Power the Future. Wisvest owns an investment in an electric generating facility and has investments in other energy-related entities and assets. We have substantially reduced the operations of Wisvest since 2000.

Manufacturing Segment:    Our manufacturing segment consisted of WICOR Industries, LLC (WICOR Industries), an intermediary holding company, and its three primary subsidiaries: Sta-Rite Industries, LLC, SHURflo, LLC and Hypro, LLC, which are manufacturers of pumps, water treatment products and fluid handling equipment with manufacturing, sales and distribution facilities in the United States and several other countries. Effective July 31, 2004, we sold this segment to Pentair, Inc. (Pentair).

Power the Future Strategy:    In late February 2001, we filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of our Power the Future strategy, we are: (1) investing in new natural gas-fired and coal-fired electric generating facilities, (2) upgrading Wisconsin Electric’s existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. Also, as part of this strategy, we announced and began implementing plans to divest non-core assets and operations in our non-utility energy segment and to reduce our real estate operations. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals and judicial review. Additional information concerning Power the Future may be found below under “Non-Utility Energy Segment” and “Environmental Compliance” as well as in Item 7.

For further financial information about our business segments, see “Results of Operations” in Item 7 and “Note Q - Segment Reporting” in the Notes to Consolidated Financial Statements in Item 8.

We have our annual and periodical filings to the Securities and Exchange Commission (SEC) available, free of charge, through our Internet website www.wisconsinenergy.com. These documents are available as soon as reasonably practicable after such materials are filed (or furnished) with the SEC.

Cautionary Factors:    Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, gas deliveries, remediation costs, environmental and

4	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in Item 7 of this report, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 of this report, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

Our electric utility operations consist of the electric operations of Wisconsin Electric and Edison Sault. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates and distributes electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Edison Sault generates and distributes electric energy in a territory in the eastern Upper Peninsula of Michigan.

Electric Sales

See “Consolidated Selected Utility Operating Data” in Item 6 for certain electric utility operating information by customer class during the period 2000 through 2004.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 31.6 million megawatt hours (mwh) during 2004, a 1.5% increase from 2003. Approximately 0.4 million of megawatt-hour sales during 2004 were to Edison Sault. Wisconsin Electric had approximately 1,081,400 electric customers at December 31, 2004, an increase of 1.3% since December 31, 2003.

Edison Sault:    Edison Sault is authorized to provide retail electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative.

Electric energy sales by Edison Sault to all classes of customers totaled approximately 0.9 million megawatt hours during both 2004 and 2003. No significant megawatt-hour sales during 2004 were to Wisconsin Electric. Edison Sault had approximately 22,700 electric customers at December 31, 2004 and 22,000 electric customers at December 31, 2003.

Electric Sales Growth:    Assuming moderate growth in the economy of our electric utility service territories and normal weather, we presently anticipate total retail and municipal electric kilowatt-hour sales of our utility energy segment to grow at an annual rate of 1.5% to 2.0% over the next five years. We also anticipate that our annual electric demand will grow at a rate of 2.0% to 3.0% over the next five years.

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

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in December 2007. The

5	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

combined electric energy sales to the two mines accounted for 7.4% and 7.1% of our total electric utility energy sales during 2004 and 2003, respectively.

Sales to Wholesale Customers:    During 2004, Wisconsin Electric sold wholesale electric energy to three municipally owned systems, two rural cooperatives and one municipal joint action agency located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission (FERC). Edison Sault sold wholesale electric energy to one rural cooperative during 2004. Wholesale sales accounted for approximately 9.1% of our total electric energy sales and 4.7% of total electric operating revenues during 2004 compared with 8.9% of total electric energy sales and 4.6% of total electric operating revenues during 2003.

Electric System Reliability Matters:    Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, we reached our 2004 electric peak demand obligation of 5,789 megawatts on July 20, 2004 and our all-time electric peak demand obligation of 6,376 megawatts on August 31, 2003. The summer period is the most relevant period for capacity planning purposes for us as a result of cooling load. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 14.12% planning reserve margin in place prior to the upcoming peak season. PSCW guidelines to electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission (MPSC) has not provided guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2004 and expect to have adequate capacity to meet all of our firm obligations during 2005. For additional information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7. For additional information regarding our generation facilities, see “Utility Energy Segment” in Item 2.

Competition

Prior to 2003, the nation’s electric utility industry had been following a trend towards restructuring and increased competition. However, given electric reliability problems experienced in the summer of 2003 and in the state of California in 2001 and 2002, which had previously restructured its electric industry framework, and given the current status of restructuring initiatives in regulatory jurisdictions where we primarily do business, we do not expect to be affected by a significant change in electric regulation in the next five years. The PSCW has been and remains focused on electric reliability infrastructure issues for the state of Wisconsin. The state of Michigan implemented electric retail access in 2002, and the FERC continues to strongly support large Regional Transmission Organizations (RTO) such as the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). For additional information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Electric Supply

The table below indicates our sources of electric energy supply as a percentage of sales, for the three years ended December 31, 2004, as well as an estimate for 2005:

	Estimate 2005	Actual
		2004	2003	2002
Coal	52.7%	60.8%	58.6%	58.2%
Nuclear	21.4%	23.7%	24.6%	24.6%
Hydroelectric	1.7%	1.7%	1.6%	2.0%
Natural gas (a)	2.1%	0.2%	0.6%	0.8%
Oil and Other	- %	- %	0.1%	0.1%

Net Generation	77.9%	86.4%	85.5%	85.7%
Purchased Power	22.1%	13.6%	14.5%	14.3%

Total	100.0%	100.0%	100.0%	100.0%

(a)	Estimated; includes the operation of the first natural gas-fired unit at Port Washington Generating Station scheduled to go into service early in the third quarter of 2005.

6	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

We have not built a base load generating plant since the mid 1980’s. Over the past few years, we have seen an increase in natural gas as a fuel source to meet increased customer demand for electricity. Our Power the Future plan, which is discussed further in Item 7, “Power the Future”, includes the addition of 2,320 megawatts of generating capacity over the next seven years. We are currently building two 545-megawatt natural gas units at an existing site in Port Washington, Wisconsin. The first natural gas unit is expected to be operational early in the third quarter of 2005. The second natural gas unit is expected to be operational by the end of the second quarter of 2008. We also have received approval from the PSCW to build two 615-megawatt coal units at an existing site in Oak Creek, Wisconsin. The approval to build these coal units has been challenged, and this matter is to be heard by the Supreme Court of Wisconsin in March 2005. (See Item 7, “Factors Affecting Results, Liquidity, and Capital Resources - Power the Future” for further discussions on the legal and regulatory challenges associated with the proposed coal plants).

We believe that our Power the Future plan will allow us to manage the mix of fuels used to generate electricity for our customers. We believe that it is in the best interests of our customers to provide a diverse fuel mix that is expected to maintain a stable, reliable and affordable energy supply in our service territory.

Our net generation totaled 29.2 million megawatt hours during 2004 compared with 28.0 million megawatt hours during 2003 and 27.8 million megawatt hours during 2002. When compared with the past three years, net generation as a percent of our total electric energy supply is expected to decrease during 2005 in large part due to the Port Washington unit retirements associated with construction of two natural gas-fired generation facilities at the same site, one of which is expected to become operational in 2005, and two nuclear generating facility outages scheduled for 2005. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next year.

Our average fuel and purchased power costs per megawatt hour by fuel type for the years ended December 31 are shown below.

	2004	2003	2002

Coal	$14.18	$12.94	$12.09
Nuclear	$4.68	$4.79	$5.04
Natural Gas - Peaking Units	$95.16	$93.42	$60.56
Purchased Power	$36.75	$38.66	$32.78

We use natural gas to fuel our peaking units that are designed to run for short durations. The Port Washington natural gas-fired units under construction as part of Power the Future are combined cycle facilities that are designed to run for longer durations and at a lower operating cost as compared to a peaking unit.

Coal costs in 2004 were adversely affected by the failure of one of our transportation suppliers to deliver coal under a long-term contract, forcing us to obtain replacement coal at substantially higher prices. We are currently evaluating various remedies available for this delivery failure under the transportation contract.

The fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. However, many existing coal and rail contracts expire at the end of 2005. Based on current market conditions, we expect coal and transportation costs to increase more significantly than our most recent historical trend beginning in 2006.

The costs for natural gas and purchased power, which is primarily natural gas-fired, are more volatile and have experienced significant increases since 2002. Beginning in late 2003 and concurrent with the approval of the PSCW, we established hedging programs to mitigate significant price fluctuations due to gas prices. This hedging program is generally implemented on a 18 month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2004 average costs of Natural Gas and Purchased Power shown above.

Wisconsin Electric’s installed capacity by fuel type for the years ended December 31, is shown below.

7	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

	2004	2003	2002
	Dependable capability in megawatts(a)
Coal	3,334	3,560	3,636
Nuclear	1,036	1,036	1,022
Natural Gas/Oil (b)	1,163	1,157	1,183
Hydro	57	57	57

Total	5,590	5,810	5,898

(a)	Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

Coal-Fired Generation

Coal Supply:     Wisconsin Electric diversifies the coal supply for its power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2005, 97.6% of Wisconsin Electric’s projected coal requirements of 10.5 million tons will be under contracts which are not tied to 2005 market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2005 coal requirements through short-term or spot purchases and inventory adjustments. Our coal-fired generation consists of six operating plants with a dependable capability of approximately 3,334 megawatts.

Following is a summary of the annual tonnage amounts for Wisconsin Electric’s principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage

Dec. 2005	4,200,000
Dec. 2006	6,200,000
Dec. 2008	1,200,000

As of the beginning of 2005, Wisconsin Electric had approximately a 77-day supply of coal in inventory at its coal-fired facilities.

Coal Deliveries:     Approximately 75% of Wisconsin Electric’s 2005 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Milwaukee County Power Plants. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:    For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see “Environmental Compliance”.

Nuclear Generation

Point Beach Nuclear Plant:    Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant (Point Beach) in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. The Nuclear

8	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Management Company, LLC (NMC) and Wisconsin Electric filed an application with the NRC in February 2004 to renew the operating licenses for both of Wisconsin Electric’s nuclear reactors for an additional 20 years. Based upon the NRC’s published schedule, we expect the NRC to make a decision on the license extension application by January 2006. For additional information concerning Point Beach, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 and “Note H – Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Management Company:    NMC, owned by our affiliate WEC Nuclear Corporation and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC operates eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan, and Iowa with a total combined generating capacity of approximately 4,600 megawatts as of December 31, 2004. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Nuclear Fuel Supply:    Wisconsin Electric purchases uranium concentrates (Yellowcake) and contracts for its conversion, enrichment and fabrication. There have been numerous events in the nuclear fuel supply market that have affected the price of uranium concentrates, conversion service and enrichment services. The price of the fuel commodities has risen steadily since the fourth quarter of 2003 and we anticipate that the price will continue to rise due to current demand exceeding current supply. NMC is continually monitoring the nuclear fuel commodities market to assess current and future commodity pricing and adjusting purchasing strategies to address changes in the market conditions. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach; it is then sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see “Note J - Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8.

Uranium Requirements:    Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Point Beach has staggered fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which supplies 100% of the annual requirements through 2007, with an option to extend the current contract through 2009.

Conversion:    Wisconsin Electric, through NMC, has a long-term contract with a provider of uranium conversion services to supply 100% of the conversion requirements for the Point Beach reactors through 2005. Wisconsin Electric has the option to utilize an NMC fleet contract for conversion services to meet approximately 56% of its conversion requirements through 2006. We are currently pursuing additional contracts for conversion services for Point Beach to meet the remaining 2006 requirements and additional contracts for supply beyond 2006.

Enrichment:    Wisconsin Electric effectively has one long-term contract and another contract through NMC that provide for 100% of the required enrichment services for the Point Beach reactors through the year 2006 and approximately 38% of the enrichment services requirements through 2009.

Fabrication:    Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC for the balance of the plant’s current operating licenses.

Used Nuclear Fuel Storage & Disposal:    For information concerning used fuel storage and disposal issues, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Nuclear Decommissioning:    Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the fund at December 31, 2004 to approximately $737.8 million. For additional information regarding decommissioning, see “Note H - Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance:    For information regarding nuclear plant insurance, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 and “Note H – Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

9	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS - (Cont’d)

Hydroelectric Generation

Wisconsin Electric:    Wisconsin Electric’s hydroelectric generating system consists of thirteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Of these thirteen plants, twelve are licensed by the FERC. The thirteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the twelve licensed plants, eleven plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC. A fourteenth non-operating plant, the Sturgeon project, was not relicensed and is in the process of being removed. Staged removal of the Sturgeon project has commenced and will be completed by 2006.

Edison Sault:    Edison Sault’s primary source of generation is its 30-megawatt hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. The water for this facility is leased under a contract with the United States Army Corps of Engineers with tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract after December 2020. Edison Sault pays for all water taken from the St. Marys River at predetermined rates with a minimum annual payment of $0.1 million. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Marys River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Army Corps of Engineers’ hydroelectric generating plant located within the Soo Locks complex on the St. Marys River in Sault Ste. Marie, Michigan. This 17-megawatt contract has a tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four operating plants with a dependable capability of approximately 888 megawatts. In addition, early in the third quarter of 2005, we expect to add an additional 545 megawatts of natural gas-fired generation with the first of two units at the Port Washington plant under our Power the Future plan. The second 545-megawatt unit at Port Washington is estimated to come on line in 2008.

We purchase natural gas for these plants on the spot market from gas marketers and producers and we arrange for transportation of the natural gas to our plants. We have an interruptible balancing and storage agreement that is intended to facilitate the variable usage pattern of the plants.

The PSCW has approved a program that allows us to hedge up to 75% of our estimated gas purchases for electric generation. This program is intended to minimize the volatility of natural gas prices to our customers. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-fired turbines discussed above. Our oil-fired generation has a dependable capability of approximately 275 megawatts. The natural gas facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil requirements are purchased under partnering agreements with suppliers that assist Wisconsin Electric with inventory tracking and oil market price trends.

Purchase Power Commitments

We enter into short and long-term purchase power commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our purchase power commitments over the next five years:

10	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Year	Megawatts Under Purchase Power Commitments

2005	1,263
2006	1,161
2007	1,111
2008	651
2009	535

The majority of these purchase power commitments are tolling arrangements whereby we are responsible for the procurement, delivery and cost of natural gas fuel related to specific units identified in the contracts. The energy costs for the balance of the commitments are tied to the costs of natural gas.

Electric Transmission and Energy Markets

American Transmission Company:    Effective January 1, 2001, we transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to American Transmission Company LLC (ATC) in exchange for ownership interests in this new company. Joining ATC is consistent with the FERC’s Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2004, we owned approximately 37.8% of ATC.

ATC’s sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. ATC is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC’s transmission system was transferred to the Midwest ISO, and Wisconsin Electric is a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services provided by Wisconsin Electric was approximately $21 million, $33 million, and $52 million during 2004, 2003, and 2002, respectively, and is expected to continue to decline in future years as ATC provides more of these services itself.

Midwest ISO:    In connection with its status as a FERC approved RTO, the Midwest ISO is in the process of developing and implementing a bid-based energy market. In March 2004, Midwest ISO filed a proposed Energy Markets Tariff that was approved by the FERC, subject to modification, in August 2004 and which will govern the operation of the market. The scheduled implementation date for the bid-based energy market is April 1, 2005.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This “license plate” rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO; but it also was the subject of a proceeding in which a new rate design governing service in the combined Midwest ISO and PJM Interconnection, L.L.C (PJM) service territories was to be developed. In November 2004, FERC issued an order allowing the existing Midwest ISO license plate rate design to continue until at least February 1, 2008.

Lost Revenue Charges:    The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC’s requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM, entities that currently pay a transmission charge to move energy through or out of a neighboring

11	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

For further information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Renewable Electric Energy

Our Power the Future plan includes a commitment to significantly increase the amount of renewable energy generation we utilize beyond that required by Wisconsin law. Our target is to provide 5% of our retail electric sales in Wisconsin from renewable energy resources by the year 2011. In addition, Wisconsin Electric has an “Energy For Tomorrow®” renewable energy program to provide our customers the opportunity to purchase energy from renewable resources.

Wisconsin’s public benefits legislation requires that for 2005, retail energy providers supply 1.2% of a 3 year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011. For more information about public benefits see “Regulation - Utility Energy Segment” below.

GAS UTILITY OPERATIONS

Our gas utility operations consist of Wisconsin Gas and the gas operations of Wisconsin Electric. Both companies are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The two companies also transport customer-owned gas. Wisconsin Gas, the largest natural gas distribution utility in Wisconsin, operates throughout the state including the City of Milwaukee. Wisconsin Electric’s gas utility operates in three distinct service areas: west and south of the City of Milwaukee, the Appleton area and areas within Iron and Vilas Counties, Wisconsin.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See “Consolidated Selected Utility Operating Data” in Item 6 for selected gas utility operating information by customer class during the period 2000 through 2004.

Wisconsin Gas:    In 2004, Wisconsin Gas delivered a total of approximately 1,233.0 million therms, including customer-owned transported gas, a 3.9% decrease compared with 2003. As of December 31, 2004, Wisconsin Gas was transporting gas for approximately 1,105 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of the total volumes delivered by Wisconsin Gas during 2004, 38% during 2003 and 39% during 2002. Wisconsin Gas had approximately 577,000 customers at December 31, 2004, an increase of approximately 1.3% since December 31, 2003.

The maximum daily send-out of Wisconsin Gas during 2004 was 922,076 dekatherms on January 29, 2004. A dekatherm is equivalent to ten therms or one million British thermal units.

Wisconsin Electric:    Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 835.1 million therms during 2004, a 6.0% decrease compared with 2003. At December 31, 2004, Wisconsin Electric was transporting gas for approximately 368 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 34% of the total volumes delivered by Wisconsin Electric during 2004, 35% during 2003 and 38% during 2002. Wisconsin Electric had approximately 437,800 gas customers at December 31, 2004, an increase of approximately 2.1% since December 31, 2003.

Wisconsin Electric’s maximum daily send-out during 2004 was 682,933 dekatherms on January 29, 2004.

12	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Sales to Large Gas Customers:    We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric’s electric energy supply represents our largest transportation customer.

Gas Deliveries Growth:    We currently forecast total therm deliveries of natural gas to grow at an annual rate of approximately 3.2% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2009. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories, normal weather, and incremental Power the Future demand.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

Both Wisconsin Gas and the gas operations of Wisconsin Electric have been able to meet their contractual obligations with both their suppliers and their customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage:    In addition to Guardian pipeline, in which we have a one-third ownership interest and which receives gas supply in the Joliet, Illinois market hub, the interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects management’s belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

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

We also maintain high deliverability storage in the Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

13	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:    On a combined basis, Wisconsin Gas and the gas operations of Wisconsin Electric currently have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:    Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like Wisconsin Gas and the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric and Wisconsin Gas gas cost incentive mechanisms pursuant to which the companies have an opportunity to share in the cost savings. See “Factors Affecting Results, Liquidity and Capital Resources - Utility Rates and Regulatory Matters” in Item 7 for information on the gas cost recovery mechanism. During 2004, we continued our active participation in the capacity release market.

Spot Market Gas Supply:    Wisconsin Gas and the gas operations of Wisconsin Electric expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:    Wisconsin Gas and the gas operations of Wisconsin Electric have PSCW approval to hedge (i) up to 50% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 10% of planned flowing gas supply using NYMEX based natural gas future contracts and, (iii) up to 33% of planned storage withdrawals using NYMEX based natural gas options. Those approvals allow both companies to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through their respective purchase gas adjustment mechanisms. Hedge targets (volumes) are provided annually to the PSCW as part of each company’s five-year gas supply plan filing.

To the extent that opportunities develop and the companies’ physical supply operating plans will support them, Wisconsin Gas and Wisconsin Electric also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to the companies’ gas cost recovery (incentive) mechanisms.

Guardian Pipeline:    We have a one-third interest in a joint venture, Guardian Pipeline, L.L.C. (Guardian). Two unaffiliated companies also have one-third interests. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian pipeline began commercial operation in early December 2002. Currently, Guardian has firm precedent agreements to transport 87% of its 750,000 dekatherms per day pipeline design capacity.

Neither Wisconsin Electric nor Wisconsin Gas has an ownership interest in Guardian. However, Wisconsin Gas has committed to purchase 650,000 dekatherms (approximately 87% of the pipeline’s total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

OTHER UTILITY OPERATIONS

Steam Utility Operations:    Wisconsin Electric’s steam utility generates, distributes and sells steam supplied by its Valley and Milwaukee County Power Plants. Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric’s Valley Power Plant, a coal-fired cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

14	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2004, the steam utility had $22.0 million of operating revenues from the sale of 2,869 million pounds of steam compared with $22.5 million of operating revenues from the sale of 3,073 million pounds of steam during 2003. As of December 31, 2004 and 2003, steam was used by approximately 460 customers for processing, space heating, domestic hot water and humidification.

Water Utility Operations:    To leverage off of operational similarities with its natural gas business, Wisconsin Gas entered the water utility business in November 1998. As of December 31, 2004, the water utility served about 2,660 water customers in the suburban Milwaukee area compared with approximately 2,600 customers at December 31, 2003. Wisconsin Gas also provides contract services to local municipalities and businesses within its service territory for water system repair and maintenance. During 2004, the water utility had $1.9 million of operating revenues compared with $1.8 million of operating revenues during 2003.

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources - Utility Rates and Regulatory Matters” in Item 7.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment is involved in a variety of businesses including the ownership and operation of independent electric generating facilities and investment in other energy-related entities and assets.

During 2000, we performed a comprehensive review of our existing portfolio of businesses and began implementing a strategy of divesting many of our non-utility energy segment businesses, especially those outside of the Midwest region. As we implement our Power the Future strategy, we expect to grow the non-utility energy segment within the state of Wisconsin through our subsidiary We Power.

Since 2000, we have sold our interest in SkyGen Energy Holdings, LLC, our interest in FieldTech, Inc., our interest in Blythe Energy, LLC, our interest in Wisvest-Connecticut LLC, a 500-megawatt natural gas power island, and our interests in Kaztex Energy Management, Inc. and Blackhawk Energy Services, LLC.

We Power

We Power, through wholly owned subsidiaries, plans to design, construct and finance 2,320 megawatts of new generating capacity in the state of Wisconsin proposed as part of our Power the Future plan. We expect that two unaffiliated entities together will own approximately 17% or 200 megawatts of capacity in two coal units to be constructed in Oak Creek, Wisconsin, and We Power will own the remaining 2,120 megawatts of generating capacity and lease this capacity to Wisconsin Electric. At December 31, 2004, We Power had $414.9 million of construction work in progress. For further information about our Power the Future strategy, see “Environmental Compliance” below as well as “Factors Affecting Results, Liquidity and Capital Resources - Power the Future “ in Item 7.

Wisvest Corporation

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our Power the Future strategy, Wisvest has discontinued its development activity. For the year ended December 31, 2004, Wisvest had $13.0 million of operating revenues compared with $11.7 million of operating revenues during 2003. We have divested the majority of Wisvest’s assets. As of December 31, 2004, Wisvest operations and investments included:

Calumet Energy Team, LLC:    Calumet Energy owns and operates a 308-megawatt natural gas-fired peaking power plant in Chicago, IL. As of December 31, 2004, Calumet Energy had total assets of $29.7 million. Since May 1, 2004, Calumet has operated under the control of PJM, an RTO that also operates bid based energy and capacity markets. Calumet has a ten-year capacity reservation agreement for 50 megawatts of plant capacity with Midwest

15	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Generation, LLC, supported by the City of Chicago. The remaining plant capacity is marketed as merchant power. The plant has experienced limited demand for production due to excess capacity in the region and soft electricity market prices. For additional information on Calumet Energy see “Results of Operations” in Item 7 and “Note F - Asset Valuation Charges” in the Notes to Consolidated Financial Statements in Item 8.

Other:    We own Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center. We have an interest in a cogeneration facility in the state of Maine, through an equity investment in Androscoggin Energy LLC. We wrote down our investment in Androscoggin to zero in 2003. Androscoggin filed for Chapter 11 bankruptcy protection in November 2004.

OTHER NON-UTILITY OPERATIONS

Minergy Corp.

Minergy is engaged in the development and marketing of proprietary technologies designed to convert high volume industrial and municipal wastes into renewable energy and value-added products. Minergy’s strategic focus is to license that technology and sell equipment to domestic and foreign operators or industrial/municipal users through its patented GlassPack process as a component of larger scale waste processing solutions. We believe this licensing strategy will allow Minergy to recognize the economic benefits of its technology with limited capital requirements. For the year ended December 31, 2004, Minergy had $19.8 million of consolidated operating revenues compared with $22.2 million of consolidated operating revenues during 2003. Minergy’s primary operations and investments include:

Minergy Neenah, LLC:    In 1998, Minergy Neenah, LLC opened a facility in Neenah, Wisconsin that recycles paper sludge from area paper mills using our patented Glass Aggregate technology into renewable energy and glass aggregate. The Glass Aggregate technology is a vitrification process that converts the organic fraction of a waste material into heat and also melts the inorganic fraction into an inert glass aggregate material. The plant also provides substantial environmental and economic benefits to the area by providing an alternative to landfilling paper sludge. For additional information on Minergy Neenah, LLC see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 and “Note F - Asset Valuation Charges” in the Notes to Consolidated Financial Statements in Item 8.

GlassPack, LLC:    Minergy has developed and patented our GlassPack technology, which is a smaller, less expensive and environmentally cleaner version of the Neenah facility. The GlassPack technology is suited for smaller wastewater treatment and industrial plants, along with river bed sediment. The first commercial GlassPack facility is being constructed in Zion, Illinois by the North Shore Sanitary District with commercial operation expected in late 2005. Minergy is also pursuing other domestic and foreign GlassPack installations through equipment sales or licensing agreements.

Wispark LLC

Wispark develops and invests in real estate. From September 2000 through December 31, 2004, Wispark has reduced its overall holdings from $373.1 million to $125.4 million. Wispark will maintain its remaining portfolio for investment and potential sale. During the twelve months ended December 31, 2004, Wispark had $17.8 million of consolidated operating revenues compared with $11.6 million during 2003.

Wispark has developed several business parks primarily in southeastern Wisconsin. Wispark’s flagship development, the 1,600-acre LakeView Corporate Park located near Kenosha, Wisconsin is home to 76 companies located in more than 9.1 million square feet of buildings that have been developed on property in excess of 920 acres. Many out-of-state firms have located in this park, creating a significant number of new jobs and growth in electricity and natural gas revenues.

In December 2004 Wispark entered into a joint venture with a major industrial development company whereby Wispark contributed land in its LakeView and GrandView Corporate parks valued at approximately $40.0 million to the joint venture in return for approximately $20.8 million in cash, future development fees and a 36% interest in the joint venture, which includes land contributed by our joint venture partner.

16	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Other Non-Utility Subsidiaries

Other non-utility subsidiaries primarily include:

Wisconsin Energy Capital Corporation:    Wisconsin Energy Capital Corporation engages in investing and financing activities. Activities include advances to affiliated companies and investments in financial instruments and in partnerships developing low- and moderate-income housing projects.

WEC Nuclear Corporation:    WEC Nuclear Corporation has a 20% ownership interest in NMC. Formed during the first quarter of 1999, NMC provides services to Wisconsin Electric in connection with Point Beach Nuclear Plant as well as to other unaffiliated companies with nuclear generating facilities. For additional information about NMC, see “Utility Energy Segment” above and “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is an exempt holding company by order of the SEC under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and, accordingly, is exempt from that law’s provisions other than with respect to certain acquisitions of securities of a public utility.

Non-Utility Asset Cap:    In October 1999, the Wisconsin State Legislature passed amendments to the non-utility asset cap provisions of Wisconsin’s public utility holding company law as part of the 1999-2001 biennial state budget, 1999 Wisconsin Act 9. As a result, we remain subject to certain restrictions that have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the amended law exempts energy-related assets and assets, like Minergy’s, used for providing environmental engineering services and for processing waste materials, from being counted against the asset cap provided that they are employed in qualifying businesses. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2004.

Under our Power the Future plan, the cost of constructing new generating facilities to be owned by We Power is expected to qualify as energy projects under the amended non-utility asset cap and therefore would be entirely exempt from the definition of “non-utility” property for this purpose. The remaining cost of our Power the Future plan represents investments in new and existing energy distribution system assets and upgrades to existing generation assets and has no impact on the amount of non-utility assets under the non-utility asset cap test.

Utility Energy Segment

Wisconsin Electric is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and Rule 2 thereunder and, accordingly, is exempt from that law’s provisions other than with respect to certain acquisitions of securities of a public utility. For information on how rates are set for our regulated entities see “Utility Rates and Regulatory Matters” in Item 7.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas, steam and water rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric and Edison Sault are both subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric’s hydroelectric facilities are regulated by the FERC. Wisconsin Electric and Edison Sault are subject to regulation of the FERC with respect to wholesale power service and accounting. Edison Sault is subject to regulation of the FERC with respect to the issuance of certain securities.

17	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

The following table compares the source of our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2004.

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility – Retail	$1,830.6	54.2%	$1,762.8	54.0%	$1,687.5	59.2%
Gas Utility – Retail	1,252.4	37.1%	1,226.1	37.6%	918.1	32.2%
Other Utility – Retail	24.0	0.7%	24.2	0.7%	23.2	0.8%

Total	3,107.0	92.0%	3,013.1	92.3%	2,628.8	92.2%
Michigan
Electric Utility – Retail	170.2	5.0%	158.8	4.9%	143.7	5.0%
FERC
Electric Utility – Wholesale	98.2	3.0%	92.0	2.8%	79.6	2.8%

Total Utility Operating Revenues	$3,375.4	100.0%	$3,263.9	100.0%	$2,852.1	100.0%

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Operation and construction relating to Wisconsin Electric’s Point Beach Nuclear Plant are subject to regulation by the NRC. Total flow of water to Edison Sault’s hydroelectric generating plant is under the control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada. The operations of Wisconsin Electric, Wisconsin Gas and Edison Sault are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

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

Public Benefits:    Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration (DOA). The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to transfer the funds for these programs to the DOA. We implemented this change in October 2000. The utilities’ traditional role of providing these programs has shifted to the DOA, which administers the funds for a statewide public benefits program. As part of its order authorizing the construction of the two coal units under our Power the Future strategy, the PSCW required us to implement an energy efficiency program for the years 2005-2008 in addition to the DOA administered programs.

This law also requires that for 2005, retail energy providers supply 1.2% of a 3 year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011.

Non-Utility Energy Segment

We Power is a holding company subsidiary of Wisconsin Energy and was formed to design, construct, own, finance and lease the new generating capacity in our Power the Future strategy. We Power owns the interests in the companies constructing this new generating capacity (collectively, the We Power project companies). When complete, these facilities will be leased on a long-term basis to Wisconsin Electric. We Power has received determinations from the FERC that upon the transfer of the facilities by lease to Wisconsin Electric, the We Power project companies will not be deemed public utilities under the Federal Power Act and thus will not be subject to

18	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

FERC’s jurisdiction. For a short period prior to the transfer of each generation unit to Wisconsin Electric, We Power will be engaged in the sale of test power, a FERC jurisdictional transaction. Currently, the We Power project companies have received approval from the FERC for the sale of test power to Wisconsin Electric from Port Washington Unit 1, which sales are expected to commence in March or April 2005, and for the transfer of any FERC jurisdictional facilities at Port Washington to Wisconsin Electric and/or ATC. Under Wisconsin law, We Power is not a “public utility”. Environmental permits necessary for operating the facilities are the responsibility of the operating entity, Wisconsin Electric.

Calumet Energy Team, LLC is an exempt wholesale generator pursuant to Section 32 of the Public Utility Holding Company Act of 1935, as amended. Calumet’s operations are subject to regulation of the FERC with respect to wholesale power service and to regulations, where applicable, of the EPA and the Illinois Department of Environmental Protection.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in “Liquidity and Capital Resources” in Item 7. For discussion of additional environmental issues, see “Environmental Matters” in Item 3. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Utility Energy Segment:    Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $78 million in 2004 compared with $15 million in 2003. Expenditures incurred during 2004 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric’s power plants. These expenditures at Wisconsin Electric are expected to approximate $147 million during 2005, reflecting nitrogen oxide (NOx), sulfer dioxide (SO2) and other pollution control equipment needed to comply with various rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric’s fly ash removal equipment and other environmental protection systems are estimated to have been approximately $52 million during 2004 and $51 million during 2003.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see “Note S – Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include:

Lakeside Property:    During 2001, Wisconsin Electric completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Excavation and utilization of residual coal at the site, slope stabilization and cover construction have been completed. Currently, discussion is taking place with neighbors and other interested parties to determine the ultimate use of the remediated property and some other adjacent land also owned by Wisconsin Electric. Future costs for remediation of this site are estimated to be approximately $1.0 million.

19	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Oak Creek North Landfill:    Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation are estimated to be approximately $1.5 million and involve reconfiguration of the site and construction of a new cap, which will be accomplished as a part of site upgrades needed to facilitate construction of the new power plants.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8.

Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country’s electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. The amendments Phase II requirements are having a minimal impact on our utilities because of existing cost effective compliance strategies and previous actions taken.

The 1-hour ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases ending in 2007.

In 2004, the EPA began implementing the National Ambient Air Quality Standards for 8-hour ozone and fine particulate matter (PM2.5 ).

See “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Our Power the Future strategy provides a plan to meet our growing demand for electricity while using environmentally friendly equipment. We plan to build two coal units (Elm Road) at the site of Wisconsin Electric’s existing Oak Creek Power Plant. The Elm Road units will use a supercritical pulverized coal design and state-of-the-art emission controls. Two natural gas-fired units are being constructed at Wisconsin Electric’s existing Port Washington Power Plant site, where older, less efficient coal-fired units installed before 1950 were retired in 2003 and 2004. Implementation of our Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. As a result of the use of the latest emission reduction technologies on the new units, and the installation of equipment to reduce emissions on certain of our existing coal-fired units, the plan is expected to result in a significant reduction in SO2, NOx and mercury emissions. In addition to the positive environmental attributes of the generation technologies, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to reduce greenhouse gases. For further information about our Power the Future strategy, see “Non-Utility Energy Segment” above as well as “Factors Affecting Results, Liquidity and Capital Resources - Power the Future Strategy” in Item 7.

Clean Water Act

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. This law dates back to 1972; however, prior to September 2004, there have not been federal rules that define precisely how states and EPA regions would determine that an existing intake meets BTA requirements. This rule establishes, for the first time, national performance standards and compliance alternatives for existing facilities that are designed to minimize the potential adverse environmental impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the rule for Wisconsin Electric’s Oak Creek

20	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

Power Plant, We Power’s Elm Road Generating Station and Port Washington Generating Station have been included in project costs. Studies to determine costs, if any, that may be associated with the existing facilities are expected to take place over the next three years.

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

Employees:    At December 31, 2004, we had the following number of employees:

	Total Employees	Represented Employees

Utility Energy Segment
Wisconsin Electric	4,791	3,395
Wisconsin Gas	674	529
Edison Sault	68	47

Total	5,533	3,971
Non-Utility Energy Segment	65	-
Other	57	-

Total Employees	5,655	3,971

The employees represented under labor agreements were with the following bargaining units as of December 31, 2004.

	Number of Employees	Expiration Date of Current Labor Agreement

Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	2,560	August 15, 2007
Local 317 of International Union of Operating Engineers	428	September 30, 2006
Local 12005 of United Steel Workers of America	186	November 3, 2008
Local 510 of International Brotherhood of Electrical Workers	161	April 30, 2007
Local 7-0111 of Paper, Allied-Industrial Chemical & Energy Workers International Union	60	November 3, 2008

Total Wisconsin Electric	3,395

21	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 1.	BUSINESS – (Cont’d)

	Number of Employees	Expiration Date of Current Labor Agreement
Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	126	August 15, 2007
Local 7-0018 of Paper, Allied-Industrial Chemical & Energy Workers International Union	186	May 31, 2007
Local 7-0018-1 of Paper, Allied-Industrial Chemical & Energy Workers International Union	209	November 30, 2006
Local 7-0018-2 of Paper, Allied-Industrial Chemical & Energy Workers International Union	8	February 28, 2005	*

Total Wisconsin Gas	529

Edison Sault
Local 13547 of United Steel Workers of America	47	October 22, 2007

Total Edison Sault	47

Total Employees	3,971

*Currently under negotiation.

During 2004, labor and management successfully renegotiated six contracts covering 3,140 employees.

22	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 2.	PROPERTIES

We own our principal properties outright, except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

UTILITY ENERGY SEGMENT

Effective January 1, 2001, Wisconsin Electric and Edison Sault exited the electric transmission business by contributing all of their transmission assets to ATC in exchange for equity interests in this new company. For further information, see “Electric Utility Operations” in Item 1.

Wisconsin Electric:    As of December 31, 2004, Wisconsin Electric owns the following generating stations with dependable capabilities during 2004 as indicated.

Name	Fuel	No. of Generating Units	Dependable Capability In Megawatts (a)
			July	December
Steam Plants
Point Beach	Nuclear	2	1,026	1,036
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1,224	1,234
Valley	Coal	2	267	227
Edgewater 5 (b)	Coal	1	105	105
Milwaukee County	Coal	3	10	11

Total Steam Plants		23	4,385	4,370
Hydro Plants (13 in number)		33	54	57
Germantown Combustion Turbines	Gas/Oil	5	345	345
Concord Combustion Turbines	Gas/Oil	4	376	376
Paris Combustion Turbines	Gas/Oil	4	400	400
Other Combustion Turbines & Diesel	Gas/Oil	4	38	42

Total System		73	5,598	5,590

(a)	Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	Wisconsin Electric has a 25% interest in Edgewater 5 Generating Unit, which is operated by Alliant Energy Corp, an unaffiliated utility.

As of December 31, 2004, Wisconsin Electric operated approximately 21,900 pole-miles of overhead distribution lines and 20,400 miles of underground distribution cable, as well as approximately 352 distribution substations and 267,700 line transformers.

As of December 31, 2004, Wisconsin Electric’s gas distribution system included approximately 8,983 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has a propane air system for peaking purposes. This propane air system will provide approximately 2,000 dekatherms per day of supply to the system. Where distribution lines and services and gas distribution mains and services occupy private property, Wisconsin Electric has obtained consents, permits or easements for these installations from owners of those properties, generally without an examination of ownership records.

23	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 2.	PROPERTIES – (Cont’d)

As of December 31, 2004, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 9 miles of walkable tunnels and other pressure regulating equipment.

Wisconsin Electric owns various office buildings and service centers throughout its service area.

Wisconsin Gas:    Wisconsin Gas owns a distribution system which, as of December 31, 2004, included approximately 10,400 miles of distribution and transmission mains connected at gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Northern Natural Pipeline Company, Viking Gas Transmission and Michigan Consolidated Gas Company. Wisconsin Gas has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 3,600 dekatherms per day. Wisconsin Gas also has a propane air system for peaking purposes. This propane air system will provide approximately 2,400 dekatherms per day of supply to the system. Wisconsin Gas’ distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns office buildings in certain communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for these installations from the apparent owners or those in possession, generally without an examination of title.

Edison Sault:    Edison Sault’s primary source of electric energy is its 30-megawatt hydroelectric generating plant on the St. Marys River in Sault Ste. Marie, Michigan. In addition, Edison Sault owns and operates a 4.8-megawatt diesel-based peaking power plant.

Edison Sault maintains approximately 859 miles of primary distribution lines and renders service to its customers through approximately 9,755 line transformers.

NON-UTILITY ENERGY SEGMENT

We Power:    We Power commenced construction of the first 545-megawatt natural gas unit of the Port Washington Generating Station in July 2003, and commenced site preparation for construction of the second 545-megawatt natural gas unit in May 2004. We Power also received authorization from the PSCW to build two 615-megawatt coal plants at our Oak Creek site. This authorization has been vacated by the Dane County Circuit Court. For information about Power the Future, see “Factors Affecting Results, Liquidity and Capital Resources - Power the Future” in Item 7.

Wisvest Corporation:    Wisvest owns a chilled water production and distribution facility located in Milwaukee County, Wisconsin. Calumet Energy Team, LLC owns a 308-megawatt peaking power plant in Chicago, Illinois.

OTHER

Wispark LLC:    As of December 31, 2004, Wispark properties, owned in full or through minority interests in joint ventures, included the following commercial and industrial parks in the state of Wisconsin: LakeView Corporate Park located near Kenosha, Wisconsin; Business Park of Kenosha and PrairieWood Corporate Park in Kenosha County; GrandView Business Park in Racine County; and Mitchell International Business Park in Milwaukee County. Wispark developed Gaslight Pointe, a residential and commercial complex located in Racine. Wispark owns the Radisson Hotel and Conference Center near Kenosha, as well as other properties located in Wisconsin Electric’s service territories that are held for future development or sale. Wispark also owns property in Northwest Business Park in Elgin, Illinois and is a minority owner in an industrial park located in Gurnee, Illinois.

Minergy Corp.:    Minergy owns a Glass Aggregate facility located in Neenah, Wisconsin and a GlassPack facility in Winneconne, Wisconsin.

24	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 2.	PROPERTIES – (Cont’d)

Wisconsin Energy Capital Corporation:    WECC owns a commercial office building in Milwaukee, Wisconsin. WECC, in combination with Wispark, owns three low income housing developments located in Milwaukee, Kenosha and Neenah, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. Management believes that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

EPA Information Requests:    Wisconsin Electric and Wisconsin Gas responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. Although neither company has accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8.

See “Environmental Compliance” in Item 1 and “Environmental Matters,” “Manufactured Gas Plant Sites,” “Ash Landfill Sites” and “EPA Information Requests” in Note S- “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources - Utility Rates and Regulatory Matters” and “Power the Future” in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal:    See “Factors Affecting Results, Liquidity and Capital Resources – Nuclear Operations” in Item 7 for information concerning the United States Department of Energy’s breach of a contract with Wisconsin Electric that required the Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

Stray Voltage:    In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system.

On June 25, 2003, the Wisconsin Supreme Court upheld a Court of Appeals decision that affirmed a jury’s verdict against Wisconsin Electric, awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Wisconsin

25	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 3.	LEGAL PROCEEDINGS – (Cont’d)

Supreme Court rejected the argument that if a utility company’s measurement of stray voltage is below the PSCW “level of concern,” such company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on Wisconsin Electric to replace a cable with an ungrounded distribution line. In February 2005, the parties reached an agreement in principle to settle all remaining issues in the case.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric’s distribution system caused damages to his livestock. Wisconsin Electric has filed an appeal in this decision. The claim made against Wisconsin Electric in this case is not expected to have a material adverse effect on our financial statements. One other stray voltage case is pending against Wisconsin Electric and is currently scheduled for trial in the summer of 2005. For additional information, see “Factors Affecting Results, Liquidity and Capital Resources - Legal Matters” in Item 7.

Electromagnetic Fields:    Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric and Edison Sault believe that their facilities are constructed and operated in accordance with applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric or Edison Sault with respect to damage caused by electromagnetic fields.

For information regarding additional legal matters, see “Factors Affecting Results, Liquidity and Capital Resources - Legal Matters” in Item 7.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2004 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes the time spent with its predecessor, Wisconsin Gas Company.

Gale E. Klappa.  Age 54.

•	Wisconsin Energy Corporation – Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
•	Wisconsin Electric Power Company – Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
•	Wisconsin Gas LLC – Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
•	Southern Company – Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief
    Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.
•	Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

26	Wisconsin Energy Corporation

2004 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT – (Cont’d)

Charles R. Cole.  Age 58.

•	Wisconsin Electric Power Company – Senior Vice President since 2001. Vice President of Distribution Operations from 1999 to 2000.
•	Wisconsin Gas LLC – Senior Vice President since July 2004.

Stephen P. Dickson.  Age 44.

•	Wisconsin Energy Corporation – Controller since 2000.
•	Wisconsin Electric Power Company – Controller since 2000.
•	Wisconsin Gas LLC – Controller since 1998.

Frederick D. Kuester.  Age 54.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. Chief Operating Officer since October 2003.
•	Wisconsin Gas LLC – Executive Vice President since May 2004.
•	Mirant Corporation– Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant
    Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain
Canadian subsidiaries, none of Mirant’s international subsidiaries filed for bankruptcy.

Allen L. Leverett.  Age 38.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Wisconsin Gas LLC – Executive Vice President since May 2004. Chief Financial Officer since July 2003.
•	Georgia Power Company – Executive Vice President, Treasurer and Chief Financial Officer from May 2002 to July 2003.
    Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company, which is a public utility holding company serving the southeastern United States.
•	Southern Company Services, Inc.– Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning and
Analysis from 1997 to 2000. Southern Company Services is also an affiliate of Southern Company.

Kristine A. Rappé.  Age 48.

•	Wisconsin Energy Corporation – Senior Vice President and Chief Administrative Officer since May 2004. Vice President from 2003 to April 2004. Corporate Secretary from 2001 to August 2004.
•	Wisconsin Electric Power Company – Senior Vice President and Chief Administrative Officer since May 2004. Corporate
    Secretary from 2001 to August 2004. Vice President from 2001 to April 2004. Vice President of Customer Services from
1995 to 2001.
•	Wisconsin Gas LLC – Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

Larry Salustro.  Age 57.

•	Wisconsin Energy Corporation – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
•	Wisconsin Electric Power Company – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice
President from 2000 to April 2004. Vice President – Legal, Regulatory and Governmental Affairs from 1997 to 2000.
•	Wisconsin Gas LLC – Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

Certain executive officers also hold offices in our non-utility subsidiaries.

27	Wisconsin Energy Corporation

2004 Form 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2004, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had 58,168 registered stockholders.

COMMON STOCK LISTING AND TRADING

Our common stock is listed on the New York Stock Exchange. The ticker symbol is “WEC”. Daily trading prices and volume can be found in the “NYSE Composite” section of most major newspapers, usually abbreviated as WI Engy.

DIVIDENDS AND COMMON STOCK PRICES

Common Stock Dividends of Wisconsin Energy:    Cash dividends on our common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December of each year. We review our dividend policy on a regular basis. Subject to any regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition and other requirements. For information regarding restrictions on the ability of our subsidiaries to pay us dividends see “Note I - Common Equity” in the Notes to Consolidated Financial Statements in Item 8.

On January 20, 2005, our Board of Directors announced that it increased our common stock quarterly dividend rate by 4.8%, to $0.22 per share. With the increase, the new annual dividend rate will be $0.88 per share. The Board has established a goal of increasing the annual dividend at a rate of approximately half of the expected rate of growth in earnings, subject to the factors referred to above.

Range of Wisconsin Energy Common Stock Prices and Dividends:

	2004			2003
Quarter	High	Low	Dividend	High	Low	Dividend

First	$34.30	$31.57	$0.20	$26.60	$22.56	$0.20
Second	$33.00	$29.50	0.21	$29.75	$25.00	0.20
Third	$32.95	$31.12	0.21	$30.75	$26.54	0.20
Fourth	$34.60	$31.50	0.21	$33.68	$30.63	0.20

Year	$34.60	$29.50	$0.83	$33.68	$22.56	$0.80

28	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Cont’d)

ISSUER PURCHASES OF EQUITY SECURITIES

2004	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(Millions of Dollars)
October 1 -October 31	31,000		$32.23	31,000	$56.0

November 1-November 30	1,972	(c)	$33.96	-	$56.0

December 1-December 31	-		-	-	-

Total	32,972		$32.33	31,000

(a)	This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan.

(b)	In September 2000, we initiated a share repurchase program to purchase up to $400 million of our common stock. In December 2002, our Board of Directors extended the program through December 31, 2004. This share repurchase program has now expired.

(c)	All shares reported in November were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

29	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2004	2003	2002	2001	2000 (a)
Year Ended December 31
Net income (Millions)	$306.4	$244.3	$167.0	$219.0	$154.2
Earnings per share of common stock
Basic	$2.60	$2.09	$1.45	$1.87	$1.28
Diluted	$2.57	$2.06	$1.44	$1.86	$1.27
Dividends per share of common stock	$0.83	$0.80	$0.80	$0.80	$1.37
Operating revenues (Millions)
Utility energy	$3,375.4	$3,263.9	$2,852.1	$2,964.8	$2,556.7
Non-utility energy	21.6	14.4	167.2	337.3	372.8
Other	34.1	30.0	31.7	41.3	51.0

Total operating revenues	$3,431.1	$3,308.3	$3,051.0	$3,343.4	$2,980.5

At December 31 (Millions)
Total assets	$9,565.4	$10,014.5	$9,465.9	$9,454.2	$9,564.7
Total debt	$3,678.5	$4,327.5	$4,223.9	$4,472.0	$4,374.2

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	31,648.4	31,183.4	30,862.6	31,062.6	32,042.4
Customers (End of year)	1,104,112	1,090,513	1,078,710	1,066,275	1,048,711
Gas
Therms delivered (Millions)	2,068.1	2,171.2	2,121.3	1,997.2	1,621.5
Customers (End of year)	1,014,799	998,201	982,066	966,817	952,177

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars, Except Per Share Amounts) (b)
	March		June
Three Months Ended	2004	2003	2004	2003
Operating revenues	$1,065.9	$1,051.4	$716.4	$708.2
Operating income (loss)	$181.7	$172.2	$73.4	$92.6
Income (loss) from Continuing Operations	$82.4	$82.5	$20.9	$35.0
Income from Discontinued Operations	8.4	9.5	17.7	14.3

Total Net Income	$90.8	$92.0	$38.6	$49.3

Earnings (loss) per share of common stock (basic)
Continuing operations	$0.70	$0.71	$0.18	$0.30
Discontinued operations	0.07	0.08	0.15	0.12

Total earnings per share (basic)	$0.77	$0.79	$0.33	$0.42

Earnings (loss) per share of common stock (diluted)
Continuing operations	$0.69	$0.71	$0.17	$0.30
Discontinued operations	0.07	0.08	0.15	0.12

Total earnings per share (diluted)	$0.76	$0.79	$0.32	$0.42

	September		December
Three Months Ended	2004	2003	2004	2003
Operating revenues	$696.6	$695.8	$952.2	$852.9
Operating income (loss)	($49.8)	$79.0	$174.5	$138.4
Income (loss) from Continuing Operations	($66.2)	$21.3	$85.1	$61.6
Income from Discontinued Operations	150.6	9.6	7.5	10.5

Total Net Income	$84.4	$30.9	$92.6	$72.1

Earnings (loss) per share of common stock (basic)
Continuing operations	($0.56)	$0.18	$0.73	$0.52
Discontinued operations	1.28	0.08	0.06	0.09

Total earnings per share (basic)	$0.72	$0.26	$0.79	$0.61

Earnings (loss) per share of common stock (diluted)
Continuing operations	($0.56)	$0.18	$0.73	$0.51
Discontinued operations	1.27	0.08	0.06	0.09

Total earnings per share (diluted)	$0.71	$0.26	$0.79	$0.60

(a)	Includes WICOR, Inc. and its subsidiaries subsequent to their acquisition on April 26, 2000.

(b)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

30	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED SELECTED UTILITY OPERATING DATA

Year Ended December 31	2004	2003	2002	2001	2000 (a)

Electric Utility
Operating Revenues (Millions)
Residential	$731.3	$715.5	$703.0	$654.5	$606.7
Small Commercial/Industrial	668.0	642.0	606.3	592.9	550.0
Large Commercial/Industrial	549.9	519.3	483.1	479.7	472.8
Other - Retail/Municipal	90.7	84.9	77.7	70.6	64.7
Resale - Utilities	24.6	24.0	18.1	56.8	79.1
Other Operating Revenues	34.5	27.9	22.6	12.9	24.5

Total Operating Revenues	$2,099.0	$2,013.6	$1,910.8	$1,867.4	$1,797.8

Megawatt-hour Sales (Thousands)
Residential	8,053.9	8,099.3	8,310.9	7,773.4	7,633.2
Small Commercial/Industrial	8,840.4	8,740.6	8,719.5	8,595.4	8,524.7
Large Commercial/Industrial	11,686.4	11,401.8	11,129.6	11,177.6	11,824.0
Other - Retail/Municipal	2,405.5	2,225.9	2,051.9	1,828.6	1,755.8
Resale - Utilities	662.2	715.8	650.7	1,687.6	2,304.7

Total Sales	31,648.4	31,183.4	30,862.6	31,062.6	32,042.4

Number of Customers (Average)
Residential	985,811	973,575	963,988	950,271	934,494
Small Commercial/Industrial	107,843	106,469	105,551	103,908	101,665
Large Commercial/Industrial	709	707	709	710	716
Other	2,415	2,392	2,389	2,363	2,327

Total Customers	1,096,778	1,083,143	1,072,637	1,057,252	1,039,202

Gas Utility
Operating Revenues (Millions)
Residential	$798.6	$769.3	$591.0	$645.9	$450.2
Commercial/Industrial	396.5	386.0	279.7	313.4	225.2
Interruptible	17.0	16.9	12.6	17.0	13.7

Total Retail Gas Sales	1,212.1	1,172.2	883.3	976.3	689.1
Transported Gas	41.4	36.6	39.4	37.9	32.8
Other Operating Revenues	(1.1)	17.3	(4.6)	60.3	14.4

Total Operating Revenues	$1,252.4	$1,226.1	$918.1	$1,074.5	$736.3

Therms Delivered (Millions)
Residential	809.9	853.7	817.1	756.3	569.0
Commercial/Industrial	464.0	492.5	463.1	427.7	336.5
Interruptible	24.7	27.5	29.4	25.8	24.9

Total Retail Gas Sales	1,298.6	1,373.7	1,309.6	1,209.8	930.4
Transported Gas	769.5	797.5	811.7	787.4	691.1

Total Therms Delivered	2,068.1	2,171.2	2,121.3	1,997.2	1,621.5

Number of Customers (Average)
Residential	916,921	901,322	888,626	875,339	697,570
Commercial/Industrial	85,031	83,915	82,973	79,503	62,626
Interruptible	68	67	79	82	72
Transported Gas	1,459	1,440	1,508	4,468	3,253

Total Customers	1,003,479	986,744	973,186	959,392	763,521

Degree Days (b)
Heating (6,739 Normal)	6,663	7,063	6,551	6,338	6,716
Cooling (714 Normal)	442	606	897	711	566

(a)	Includes Wisconsin Gas subsequent to the acquisition of WICOR, Inc. on April 26, 2000. Average gas customers are weighted for the eight months when Wisconsin Gas was a part of Wisconsin Energy.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

31	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company with subsidiaries primarily in a utility energy segment and a non-utility energy segment. Unless qualified by their context, when used in this document the terms Wisconsin Energy, the Company, our, us or we refer to the holding company and all of our subsidiaries.

Our utility energy segment, consisting of Wisconsin Electric Power Company (Wisconsin Electric) and Wisconsin Gas LLC (Wisconsin Gas), both doing business under the trade name of “We Energies”, and Edison Sault Electric Company (Edison Sault), is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. Our non-utility energy segment primarily consists of W.E. Power, LLC (We Power) and Wisvest Corporation (Wisvest). We Power is principally engaged in the engineering, construction and development of electric power generating facilities for long-term lease to Wisconsin Electric.

Cautionary Factors:    Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in this Item 7, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in this Item 7, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

CORPORATE STRATEGY

Business Opportunities

We seek to increase shareholder value by leveraging on our core competencies. Our key corporate strategy, announced in September 2000, is Power the Future. This strategy is designed to address Wisconsin’s growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It is also designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. Our Power the Future strategy, which is discussed further below, is expected to have a significant impact on our utility and non-utility energy segments. Since 2000, we have been selling our non-core assets to direct more attention to the utility business and to finance Power the Future while reducing our debt.

Utility Energy Segment:    We are realizing operating efficiencies in this segment through the integration of the operations of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs. In connection with our Power the Future strategy, we are improving our existing energy distribution systems and upgrading existing electric generating assets. We plan to increase our generating capacity through the new facilities that We Power is constructing.

Non-Utility Energy Segment:    We are primarily focusing this segment on improving the supply of electric generation in Wisconsin. We Power was formed to design, construct, own, finance and lease new generation assets under the Power the Future strategy. We have divested of the majority of Wisvest’s assets in order to direct capital and management’s attention to Power the Future.

32	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Power the Future Strategy:    In February 2001, we filed a petition with the Public Service Commission of Wisconsin (PSCW) that would allow us to begin implementing our 10-year Power the Future strategy to improve the supply and reliability of electricity in Wisconsin. Power the Future is intended to meet a growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Under Power the Future, we plan to add new coal-fired and natural gas-fired generating capacity to the state’s power portfolio which would allow Wisconsin Electric to maintain approximately the same fuel mix as exists today. As part of our Power the Future strategy, we plan to (1) invest a net of approximately $2.5 billion in 2,120 megawatts of new natural gas-fired and coal-fired generating capacity at existing sites; (2) upgrade Wisconsin Electric’s existing electric generating facilities and (3) invest in upgrades of our existing energy distribution system.

Subsequent to our February 2001 filing, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for us to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

In November 2001, we created We Power to design, construct, own, finance and lease the new generating capacity. Wisconsin Electric will lease each new facility from We Power as well as operate and maintain the new plants under 25 to 30-year lease agreements approved by the PSCW. Based upon the structure of the leases, we expect to recover the initial investments in We Power’s new facilities over the initial lease term. At the end of the leases, Wisconsin Electric will have the right to acquire the plants outright at market value or to renew the leases. Wisconsin Electric expects that all lease payments and operating costs of the plants will be recoverable in rates under the provisions of the Wisconsin Leased Generation Law.

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through We Power’s construction of the Port Washington and Elm Road generating stations.

As of December 31, 2004, we:

➢	Received a Certificate of Public Convenience and Necessity (CPCN) from the PSCW to build two 545-megawatt natural gas-fired intermediate load units in Port Washington, Wisconsin, with the first unit expected to be operational early in the third quarter of 2005 and the second unit by the end of the second quarter of 2008.

➢	Began construction on the first 545-megawatt generating unit in Port Washington (approximately 87% complete as of January 31, 2005), which is currently on schedule and within budget.

➢	Began site preparation on the second 545-megawatt generating unit in Port Washington in May 2004.

➢	Received a CPCN from the PSCW to build two 615-megawatt coal-fired base load units at our existing Oak Creek Power Plant site in Oak Creek, Wisconsin, with the first unit expected to be in service in 2009 and the second unit in 2010, subject to resolution of legal challenges and receipt of required permits and project approvals. In November 2004, the order granting the CPCN was vacated and remanded back to the PSCW by the Dane County Circuit Court. We appealed this decision in December 2004, as has the PSCW and Wisconsin Department of Natural Resources (WDNR). In January 2005, the Supreme Court of Wisconsin agreed to hear the appeals filed by the PSCW, WDNR and us to reverse the Dane County Circuit Court ruling. The Supreme Court’s order allows the case to bypass the state appeals court. The Supreme Court scheduled oral arguments in this matter for March 30, 2005. We expect a decision to be reached no later than June 30, 2005.

➢	Received approval from the PSCW for various leases between We Power and Wisconsin Electric.

33	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

We expect to finance the majority of our Power the Future strategy with internally generated cash and debt financings. Additionally, in the future we expect to have some limited asset sales, but at levels significantly below the prior five year level. We expect to maintain our debt to total capital ratio at no more than 61.5% during the period we are constructing our new gas- and coal- fired generation plants. We currently do not plan to issue any new equity as part of our Power the Future financing plan.

Our primary risks under Power the Future are associated with successful, timely resolution of court challenges of our Elm Road facility, timely receipt of remaining permits for Elm Road, and construction risks associated with the schedule and costs for both our Elm Road and Port Washington generating stations.

For further information concerning Power the Future capital requirements, see “Liquidity and Capital Resources.” You can find additional information regarding risks associated with the Power the Future strategy, as well as the regulatory process, specific regulatory approvals and associated legal challenges in “Factors Affecting Results, Liquidity and Capital Resources” below.

Divestiture of Non-Core Assets

Our Power the Future strategy led to a decision to divest non-core businesses. These non-core businesses primarily included non-utility generation assets located outside of the Midwest and a substantial amount of Wispark’s real estate portfolio, as well as the manufacturing business. Since 2000, we have received total proceeds of approximately $1.97 billion from the divestiture of non-core assets as follows:

Proceeds from non-core divestitures:	(Millions of Dollars)

Non-Utility Energy	$579.4
Transmission	119.8
Real Estate	387.6
Manufacturing	857.0
Other	26.2

Total	$1,970.0

34	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for 2004, 2003 and 2002.

Wisconsin Energy Corporation	2004	2003	2002
	(Millions of Dollars)

Utility Energy	$528.6	$544.1	$562.1
Non-Utility Energy	(120.4)	(61.5)	(132.0)
Corporate and Other	(28.4)	(0.4)	(29.7)

Total Operating Income	379.8	482.2	400.4
Other Income, Net	16.1	42.2	43.7
Interest Expense	193.4	213.8	227.1

Income From Continuing Operations Before Income Taxes	202.5	310.6	217.0
Income Taxes	80.3	110.2	85.3

Income From Continuing Operations	122.2	200.4	131.7
Income From Discontinued Operations, Net of Tax (a)	184.2	43.9	35.3

Net Income	$306.4	$244.3	$167.0

Diluted Earnings Per Share	$2.57	$2.06	$1.44

(a)	Effective July 31, 2004, we sold our manufacturing business. We began reporting this business as a discontinued operation in the first quarter of 2004 and have restated prior year information.

2004 vs. 2003:    Our diluted earnings per share were $2.57 during 2004 compared with $2.06 per share during 2003. During 2004, our diluted earnings per share were positively impacted by $1.28 per share due to the gain on the sale of our manufacturing business offset in part by non-cash, non-utility asset valuation charges of $0.81 per share, severance costs of $0.16 per share primarily in our utility energy segment, and debt redemption costs of $0.13 per share. During 2003, our diluted earnings per share were negatively impacted by non-cash, non-utility asset valuation charges of $0.32 per share partially offset by $0.07 of gain on the sale of non-utility investments.

2003 vs. 2002:    Our diluted earnings per share of $2.06 during 2003 was $0.62 per share higher than the $1.44 per share earned during 2002. As noted above, our 2003 earnings were negatively impacted by non-cash, non-utility asset valuation charges of $0.32 per share partially offset by $0.07 of gain on non-utility investments. During 2002, our diluted earnings per share were negatively impacted by non-cash, non-utility asset valuation charges of $0.79 per share.

An analysis of contributions to operating income by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

2004 vs. 2003:    Our utility energy segment contributed $528.6 million of operating income during 2004 compared with $544.1 million of operating income during 2003. During 2004, we experienced an increase in revenues due to base electric sales growth, and we benefited from lower bad debt expenses. However, these items were offset by higher pension and medical costs, severance costs recorded during the second half of 2004 and unfavorable weather.

2003 vs. 2002:    Utility energy segment operating income during 2003 decreased by $18.0 million compared with 2002. The decline in utility operating income was primarily due to cooler summer weather, higher fuel and purchased power costs, increases in pension, medical and other benefit costs, higher nuclear costs and costs associated with our Power the Future growth strategy. This decline was somewhat mitigated by a March 2003 rate increase associated with fuel and purchased power expenses, higher gas margins, growth in our base electric

35	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

business and litigation settlements in 2002 compared with the receipt of insurance recoveries in 2003, primarily related to the Giddings & Lewis/City of West Allis litigation.

The following table summarizes our utility energy segment’s operating income during 2004, 2003 and 2002.

Utility Energy Segment	2004	2003	2002
	(Millions of Dollars)
Operating Revenues
Electric	$2,099.0	$2,013.6	$1,910.8
Gas	1,252.4	1,226.1	918.1
Other	24.0	24.2	23.2

Total Operating Revenues	3,375.4	3,263.9	2,852.1
Fuel and Purchased Power	591.7	569.5	496.8
Cost of Gas Sold	890.9	863.3	574.9

Gross Margin	1,892.8	1,831.1	1,780.4
Other Operating Expenses
Other Operation and Maintenance	963.0	891.0	830.2
Depreciation, Decommissioning and Amortization	315.5	316.2	308.3
Property and Revenue Taxes	85.7	79.8	79.8

Operating Income	$528.6	$544.1	$562.1

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2004 with similar information for 2003 and 2002, including a summary of electric operating revenues and electric sales by customer class.

	Electric Revenues and Gross Margin			Electric Megawatt-Hour Sales
Electric Utility Operations	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$731.3	$715.5	$703.0	8,053.9	8,099.3	8,310.9
Small Commercial/Industrial	668.0	642.0	606.3	8,840.4	8,740.6	8,719.5
Large Commercial/Industrial	549.9	519.3	483.1	11,686.4	11,401.8	11,129.6
Other-Retail/Municipal	90.7	84.9	77.7	2,405.5	2,225.9	2,051.9
Resale-Utilities	24.6	24.0	18.1	662.2	715.8	650.7
Other Operating Revenues	34.5	27.9	22.6	-	-	-

Total Electric Operating Revenues	2,099.0	2,013.6	1,910.8	31,648.4	31,183.4	30,862.6

Fuel and Purchased Power
Fuel	334.7	298.5	278.9
Purchased Power	250.3	264.3	211.1

Total Fuel and Purchased Power	585.0	562.8	490.0

Total Electric Gross Margin	$1,514.0	$1,450.8	$1,420.8

Weather - Degree Days (a)
Heating (6,739 Normal)				6,663	7,063	6,551
Cooling (714 Normal)				442	606	897

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

36	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Electric Utility Revenues and Sales

2004 vs. 2003:    During 2004, our total electric utility operating revenues increased by $85.4 million or 4.2% when compared with 2003 due to pricing increases and to growth in our base businesses, partially offset by the effects of unfavorable weather during the summer of 2004.

During 2004, we received $54.5 million of higher operating revenues as a result of pricing increases which were not in effect during 2003. In May 2004, Wisconsin Electric received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59.5 million to cover construction costs associated with our Power the Future program and to recover low income uncollectible expenses transferred to Wisconsin’s public benefits fund. In addition, two rate increases related to a rise in fuel and purchased power costs were implemented in March and October 2003, which increased revenues by approximately $16.3 million during 2004.

Total electric sales increased by 465.0 thousand megawatt-hours or 1.5% between 2004 and 2003. Residential sales were down 0.6%, and small commercial/industrial sales were up just 1.1% due to the unfavorable weather during 2004. We estimate that the unfavorable weather reduced our electric revenues by approximately $28.6 million as compared to the prior year and by $20.7 million as compared to normal weather. As measured by cooling degree days, 2004 was 27.1% cooler than in 2003 and 38.1% cooler than normal.

However, we estimate that customer growth and higher weather-normalized use per customer during 2004 mitigated much of the impact of unfavorable weather. Sales volumes to large commercial/industrial customers improved by 2.5%. Excluding our largest customers, two iron ore mines, sales volumes to our remaining large commercial/industrial customers improved by 1.5%. Sales to municipal utilities, the other retail/municipal customer class, increased 8.1% between the periods due to higher off-peak demand from low-margin municipal wholesale power customers.

2003 vs. 2002:    During 2003, total electric utility operating revenues increased by $102.8 million or 5.4% when compared with 2002, primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. The total rate impact was approximately $83.3 million in 2003. In March 2003, Wisconsin Electric received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, we received the final rate order, which authorized an additional $6.1 million of annual revenues. In spite of the interim fuel order, we under recovered fuel costs by approximately $7.6 million during 2003, which is approximately $5.3 million worse than our under recovery during 2002. Much of our under recovery of fuel costs during 2003 can be attributed to the need to purchase replacement power in May and June of 2003 due to a flood at Presque Isle Power Plant and to high natural gas prices. The impact of unfavorable summer weather in 2003 reduced electric operating revenues by approximately $19.0 million between the comparative periods.

Total electric megawatt-hour sales increased by 1.0% during 2003. Residential sales fell 2.5% due to the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003. Sales to Wisconsin Electric’s largest customers, two iron ore mines, increased by 238.4 thousand megawatt-hours or 12.1% between the comparative periods despite temporary curtailments of electric sales in the second and fourth quarters of 2003 resulting from a flood-related outage at our Presque Isle Power Plant and a transmission outage. During the first and third quarters of 2002, the mines had extended outages. Excluding these two mines, our total electric energy sales increased by 0.3% between the comparative periods, and sales volumes to the remaining large commercial/industrial customers improved by 0.4%. Sales to municipal utilities, the other retail/municipal customer class, increased 8.5% between the periods due to higher off-peak demand from low-margin municipal wholesale power customers.

Electric Fuel and Purchased Power Expenses

2004 vs. 2003:    Total fuel and purchased power expenses for our electric utilities increased by $22.2 million or 3.9% during 2004 when compared with 2003. This increase is primarily due to our 1.5% increase in total megawatt-hour sales and to higher coal and purchased capacity costs. Increased availability of several of our coal-fired generating units during 2004 mitigated the rise in fuel and purchased power costs. Very cool summer weather significantly reduced our need to use higher cost peak generating units and purchased power during 2004, also mitigating the rise in fuel and purchased power costs between the comparative periods.

37	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

2003 vs. 2002:    During 2003, total fuel and purchased power expenses increased $72.8 million or 14.9% due in large part to increases in fuel prices, especially for natural gas, the primary fuel source for our purchased power, resulting in a 14% increase in the cost per megawatt hour of purchased power. Average commodity gas market prices were $5.39 for 2003 compared to $3.22 for 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to higher purchased capacity costs and a higher need for purchased energy in 2003 compared with the same period in 2002. Approximately $8 million of this increase was caused by the flood that temporarily shut down our Presque Isle Power Plant during the second quarter of 2003.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2004, 2003 and 2002.

Gas Utility Operations	2004	2003	2002
	(Millions of Dollars)
Operating Revenues	$1,252.4	$1,226.1	$918.1
Cost of Gas Sold	890.9	863.3	574.9

Gross Margin	$361.5	$362.8	$343.2

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility gross margin and therm deliveries by customer class during 2004, 2003 and 2002.

	Gas Gross Margin			Gas Therm Deliveries
Gas Utility Operations	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$238.0	$233.0	$224.6	809.9	853.7	817.1
Commercial/Industrial	71.9	71.0	67.4	464.0	492.5	463.1
Interruptible	1.8	2.0	2.1	24.7	27.5	29.4

Total Gas Sold	311.7	306.0	294.1	1,298.6	1,373.7	1,309.6
Transported Gas	43.8	41.8	41.9	769.5	797.5	811.7
Other Operating	6.0	15.0	7.2	-	-	-

Total	$361.5	$362.8	$343.2	2,068.1	2,171.2	2,121.3

Weather – Degree Days (a)
Heating (6,739 Normal)				6,663	7,063	6,551

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2004 vs. 2003:    Our total gas utility gross margin fell slightly from $362.8 million in 2003 to $361.5 million in 2004 due largely to a decrease in therm deliveries resulting from less favorable weather. Total therm deliveries were 4.7% lower during 2004 primarily due to weather. As measured by heating degree days, 2004 was 5.7% warmer than 2003 and 1.1% warmer than normal, which reduced heating load. We estimate that weather reduced gross margin by approximately $12.9 million between the comparative periods. Our gas margins were favorably impacted by a price increase that became effective in February 2004. This annual price increase of $25.9 million favorably impacted gas margins by $19.6 million in 2004. However, in 2004, we recognized $8.8 million less in gas cost incentive revenues under our gas cost recovery mechanisms when compared with 2003.

2003 vs. 2002:    During 2003, our total gas utility gross margin improved by $19.6 million compared with 2002. This was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal, increasing heating load. A $7.4 million increase in gas cost incentive revenues during 2003 under our gas cost recovery mechanism

38	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

also contributed to the increased gross margin and operating revenues between the comparative periods. Total therm deliveries of natural gas increased by 2.4% during 2003 but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 6.3%, respectively, reflecting the colder weather.

Other Operation and Maintenance Expenses

2004 vs. 2003:    Other operation and maintenance expenses increased by $72.0 million or 8.1% during 2004 compared with 2003. The largest increase related to $36.3 million of costs that we recognized under a lease agreement in connection with the construction of the power plant in Port Washington, Wisconsin under our Power the Future plan. Under the lease agreement, Wisconsin Electric is billed for costs, and these costs are deferred on our balance sheet. The costs are amortized to expense as we recover revenues from our customers under specific pricing agreements which allow us to recover the lease costs. As noted in the electric revenue discussion, increased revenues resulting from the order we received from the PSCW in May 2004 basically offset these lease costs on a dollar for dollar basis. In addition to the lease costs, we also recognized $12.8 million of increased public benefits costs which were also included in the May 2004 price increase.

In addition, our benefit costs increased $15.0 million due to increased pension and medical costs. We also incurred $28.2 million of severance-related costs during 2004, primarily due to a Voluntary Separation Plan which was offered to certain management and represented employees in the second half of 2004. Partially offsetting these increases was an $11.9 million reduction in bad debt costs due to improved collections and the timing of a deferral order.

2003 vs. 2002:    During 2003, our other operation and maintenance expenses increased by $60.8 million or 7.3% when compared with 2002. The increase was primarily attributable to approximately $39.4 million of higher electric transmission expenses. A surcharge for transmission costs that was approved by the PSCW in October 2002 offset the impact of higher transmission expenses. Pension, medical and other benefit costs increased by approximately $30 million during 2003. Overall, nuclear costs were $8.7 million higher during 2003 compared with 2002 due to an extended outage and costs associated with supplemental inspections at Point Beach by the U.S. Nuclear Regulatory Commission (NRC). Insurance recoveries of approximately $11.1 million in 2003 compared to associated settlement costs of $17.3 million in 2002, both primarily related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses. We spent approximately $7.2 million more in 2003 than in 2002 on the implementation of our Power the Future strategy.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

As part of our ongoing efforts to divest non-core assets, we have significantly reduced Wisvest’s operations since 2002. The following table compares our non-utility energy segment’s operating loss during 2004, 2003 and 2002.

Non-Utility Energy Segment	2004	2003	2002
	(Millions of Dollars)

Operating Revenues	$21.6	$14.4	$167.2
Fuel and Purchased Power	1.2	1.3	97.3

Gross Margin	20.4	13.1	69.9
Other Operating Expenses
Other Operation and Maintenance	11.6	16.6	64.9
Depreciation, Decommissioning and Amortization	6.1	7.4	5.1
Property and Revenue Taxes	1.1	1.6	6.8
Asset Valuation Charges, Net	122.0	49.0	125.1

Operating Income (Loss)	($120.4)	($61.5)	($132.0)

2004 vs. 2003:    Our non-utility energy operating losses increased from $61.5 million during 2003 to $120.4 million during 2004, primarily because of a non-cash asset valuation charge of $122.0 million in the third quarter of 2004

39	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

associated with our Calumet Energy facility. During 2003, we recorded $59.5 million of non-cash asset valuation charges related to our investment in an entity that owns a co-generation plant in Maine (Androscoggin) and to a natural gas power island which we sold in the fourth quarter of 2003. In 2003, we also realized gains on the sale of non-utility energy assets of $10.5 million.

2003 vs. 2002:    The significant decline in operating revenues, fuel and purchased power and other operation and maintenance expenses during 2003 is directly related to our sale of Wisvest-Connecticut in December 2002, which had operating earnings of $16.8 million in 2002.

The operating loss incurred in 2003 included total asset valuation charges of $59.5 million offset in part by gains on the sale of assets of $10.5 million. The asset valuation charges recorded in 2003 relate to our investment in Androscoggin and to costs associated with a 500-megawatt natural gas power island. In 2002 we recorded a non-cash asset valuation charge of which $125.1 million related to the non-utility energy segment.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

The following table identifies the components of operating loss attributable to our corporate operations and to other affiliates during 2004, 2003 and 2002.

Corporate and Other Affiliates	2004	2003	2002
	(Millions of Dollars)
Operating Revenues	$34.1	$30.0	$31.7
Other Operating Expenses
Other Operation and Maintenance	28.1	26.6	38.7
Depreciation, Decommissioning and Amortization	5.5	6.2	5.1
Property and Revenue Taxes	0.5	1.0	1.2
Asset (Gain) Valuation Charges, Net	28.4	(3.4)	16.4

Operating Income (Loss)	($28.4)	($0.4)	($29.7)

2004 vs. 2003:    We had net corporate and other affiliate operating losses of $28.4 million during 2004 compared with net operating losses of $0.4 million in 2003. The change reflects a non-cash valuation charge of $27.0 million in the third quarter of 2004 related to our Minergy-Neenah facility.

2003 vs. 2002:    We realized net operating losses of $0.4 million in 2003 from corporate and other affiliate operations compared to a net operating loss of $29.7 million in 2002. This change primarily reflects a $2.7 million gain from the sale of investment assets in the third quarter of 2003 and a non-cash asset valuation charge of $16.4 million recorded in 2002 related to the decline in value of a venture capital investment.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS, NET

2004 vs. 2003:    Net consolidated other income and deductions decreased by $26.1 million in 2004 compared to 2003, primarily due to $22.9 million of debt redemption costs incurred during 2004. In connection with the sale of our manufacturing business, we used most of the proceeds to retire short and long-term debt. These increased costs were partially offset by an $8.7 million increase in our interest in the earnings of unconsolidated affiliates during 2004.

2003 vs. 2002:    Net consolidated other income and deductions decreased by $1.5 million in 2003 compared to 2002. This decrease is primarily due to $21.1 million ($12.7 million after tax) in Statement of Financial Accounting Standard (SFAS) 133 gains recognized in 2002 on fuel oil contracts at Wisvest-Connecticut’s two power plants which were sold in December 2002, a $3.2 million civil penalty we agreed to pay in 2003 pursuant to the terms of a consent decree with the U.S. Environmental Protection Agency (EPA) and higher returns associated with investments in rabbi trusts.

40	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

CONSOLIDATED INTEREST EXPENSE

2004 vs. 2003:    Total interest expense decreased by $20.4 million in 2004 compared with 2003. This decrease primarily reflects the reduction in debt levels due to the retirement of debt with the proceeds from the sale of our manufacturing business, which was effective July 31, 2004. From December 31, 2003 to December 31, 2004, we reduced our debt levels by $654.2 million or 15%.

2003 vs. 2002:    Total interest expense decreased by $13.3 million in 2003 compared to 2002. This decline was due to a combination of reduced average debt levels, increased capitalized interest and lower interest rates.

CONSOLIDATED INCOME TAXES

2004 vs. 2003:    In 2004, our effective income tax rate from continuing operations was 39.6% compared with a 35.5% rate during 2003. The increase in the effective income tax rate is due primarily to the inability to receive a state tax benefit from the $150.4 million of asset valuation charges which were recorded in 2004.

2003 vs. 2002:    Our effective tax rate applicable to continuing operations was 35.5% compared with a 39.3% rate during 2002. This decrease was primarily related to the inability to deduct state income taxes on losses of certain non-utility subsidiaries. In 2002, we had $141.5 million of asset impairment charges which did not receive a state tax benefit as compared with $45.6 million of net impairment charges in 2003.

DISCONTINUED OPERATIONS

In 2004, we showed our manufacturing business as a discontinued operation, and it was sold effective July 31, 2004. All prior years have been restated to show the manufacturing business as a discontinued operation. During 2004, this business earned $31.9 million of net income from operations for the seven months that we owned this business. This compares with net income of $43.9 million and $35.3 million for twelve months of operations during 2003 and 2002, respectively. In 2004, we recorded a gain of $152.3 million on the sale of the manufacturing business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2004, 2003 and 2002:

Wisconsin Energy Corporation	2004	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$598.7	$529.9	$660.9
Investing Activities	$243.1	($596.2)	($382.5)
Financing Activities	($834.3)	$59.4	($282.3)

Operating Activities

Cash provided by operating activities increased to $598.7 million during 2004 compared with $529.9 million during the same period in 2003. This increase was due in large part to stronger cash earnings (net earnings plus non-cash valuation charges) as well as improvements in working capital.

Cash provided by operating activities decreased to $529.9 million during 2003 compared with $660.9 million during the same period in 2002. This decrease was primarily due to a $116 million refund received in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation and an increase in the use of working capital in 2003.

41	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Investing Activities

During 2004, we had $243.1 million of net cash inflows from investing activities. In 2003 and 2002, we had net cash outflows from investing activities of $596.2 million and $382.5 million, respectively. The most significant investing activities relate to the sale of assets, particularly the sale of the manufacturing business, and capital expenditures. In connection with our growth strategy which was announced in 2000, we have been focusing on divesting non-core assets and investing in core regulated assets.

The following table identifies capital expenditure by year:

Capital Expenditures	2004	2003	2002
	(Millions of Dollars)

Regulated Energy	$426.5	$455.6	$405.4
We Power	190.4	162.9	52.9
Other Non-Utility Energy	0.6	0.7	39.8
Other	19.3	29.8	43.7

Total Capital Expenditures	$636.8	$649.0	$541.8

The increase in capital expenditures at We Power reflects the increased construction activity related to the first unit at Port Washington which is expected to be in service early in the third quarter of 2005. In addition, during 2004 we incurred expenditures for the second unit at Port Washington, as well as limited expenditures associated with the Elm Road coal units.

The following table identifies cash proceeds from asset sales:

Asset Sales	2004	2003	2002
	(Millions of Dollars)

Manufacturing	$857.0	$ -	$ -
Power Island	-	25.0	-
Wisvest Connecticut	-	-	220.2
Other	42.6	30.3	89.8

Total Asset Sales	$899.6	$55.3	$310.0

A significant amount of the net proceeds from asset sales was used to retire debt.

Financing Activities

The following table summarizes our cash flows from financing activities:

	2004	2003	2002
	(Millions of Dollars)

Increase (Reduce) Debt	($654.2)	$120.7	($190.2)
Dividends on Stock	(97.8)	(93.7)	(92.4)
Common Stock, net	(81.8)	56.1	0.3
Other	(0.5)	(23.7)	-

Cash Provided by (Used in ) Financing	($834.3)	$59.4	($282.3)

During 2004, the proceeds from asset sales as well as improved cash flows from operations allowed us to retire $654.2 million of debt, including $200 million of 6.85% Trust Preferred Securities and $300 million of 5.875%

42	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

senior notes due April 1, 2006. For further information regarding our long-term debt issuances, redemptions and refinancings, see “Note J - Long-Term Debt” in the Notes to Consolidated Financial Statements.

In September 2000, the Board of Directors amended the common stock repurchase program to authorize us to purchase up to $400 million of our shares of common stock in the open market. In March 2004, we announced that under this plan we would resume purchasing approximately $50 million of our common shares in the open market with the proceeds from the sale of the manufacturing business, which was effective July 31, 2004. During 2004, we purchased approximately 1.6 million shares of common stock for $50.4 million under this plan. We ceased repurchasing shares in October 2004. The program expired in December 2004. Over the life of the plan we repurchased and retired 14.9 million shares at a cost of $344.0 million.

During January and February 2004, we issued approximately 0.2 million new shares of common stock in connection with our dividend reinvestment plan and various employee benefit plans. In 2003 and 2002, we issued approximately 2.7 million new shares of common stock in each of those years in connection with these plans. In 2004, 2003 and 2002, we received payments aggregating $4.8 million, $62.9 million and $52.6 million, respectively. In February 2004, we announced that we did not expect to issue new shares under these programs; rather we instructed the plan agents to begin purchasing the shares in the open market in lieu of issuing new shares. During 2004, our plan agents purchased 3.2 million shares at a cost of $102.3 million to fulfill exercised stock options. In 2004, we received proceeds of $66.1 million related to the exercise of stock options. Prior to February 2004, we issued new shares to fulfill these obligations.

CAPITAL RESOURCES AND REQUIREMENTS

In 2000, we announced a growth strategy which, among other things, called for us to sell non-core assets. The proceeds from these asset sales were used to retire debt and help fund capital expenditures in our other businesses. During the five years ended December 31, 2004, we received $1.97 billion in proceeds from asset sales. Since announcing the growth strategy in September 2000, our debt to total capital ratio has decreased from 68.3% at September 30, 2000 to 59.3% at December 31, 2004. Over the next several years, we expect to have some limited asset sales, but at levels significantly below the prior five year level.

In 2002, we initiated the construction of the first of our four planned power plants under our Power the Future program. We expect to spend over $2.8 billion if all four plants are approved. We expect that two unaffiliated entities will collectively invest approximately $330 million in the Power the Future coal units and receive an ownership interest of approximately 17% in the units or 200 megawatts. If the two unaffiliated entities choose to participate in the coal units, our net investment would be approximately $2.5 billion. Over the next several years, we expect to fund these plants with cash from operations and debt offerings.

Capital Resources

We anticipate meeting our capital requirements during 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities and construction financing.

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

43	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Wisconsin State Supreme Court. The issuance would also be dependent upon market conditions.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas credit agreements provide liquidity support for each company’s obligations with respect to commercial paper.

As of December 31, 2004, we had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis and approximately $338 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2004:

Company	Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2007	3 year
Wisconsin Energy	$300.0	$ 3.7	$296.3	Apr-2006	3 year
Wisconsin Electric	$250.0	$ 3.0	$247.0	June-2007	3 year
Wisconsin Electric	$125.0	$ -	$125.0	Nov-2007	3 year
Wisconsin Gas	$200.0	$ -	$200.0	June-2007	3 year

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

On November 1, 2004, Wisconsin Electric entered into an unsecured three year $125 million bank back-up credit facility to replace a $100 million 11-month letter agreement that was expiring. This facility will expire in November 2007 and may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at December 31:

Capitalization Structure	2004		2003(a)
	(Millions of Dollars)

Common Equity	$2,492.4	40.2%	$2,358.7	35.1%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Long-Term Debt (including current maturities)	3,340.5	53.9%	3,736.7	55.6%
Short-Term Debt	338.0	5.4%	590.8	8.8%

Total	$6,201.3	100.0%	$6,716.6	100.0%

Ratio of Debt to Total Capital		59.3%		64.4%

(a)	Excludes debt classified as Liabilities held for sale on our Consolidated Condensed Balance Sheets as of December 31, 2003.

44	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

As described in “Note I - Common Equity” in the Notes to Consolidated Financial Statements, certain restrictions exist on the ability of our subsidiaries to transfer funds to us. We do not expect these restrictions to have any material effect on our operations or ability to meet our cash obligations.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by Standard & Poors Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch as of December 31, 2004.

	S&P	Moody’s	Fitch
Wisconsin Energy
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

Wisconsin Electric
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

The security rating outlooks assigned by S&P, Moody’s and Fitch for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation are all stable.

In March 2003, S&P lowered its corporate credit ratings for us from A- to BBB+ and for Wisconsin Electric and Wisconsin Gas, both from A to A-. S&P lowered its ratings for our senior unsecured debt from A- to BBB+; for Wisconsin Electric’s senior secured debt from A to A- and for Wisconsin Gas’ senior unsecured debt from A to A-. S&P affirmed Wisconsin Electric’s A- senior unsecured debt rating. S&P lowered the rating for our preferred stock from BBB to BBB- and for Wisconsin Electric’s preferred stock from BBB+ to BBB. S&P affirmed the A-2 short-term rating of us and lowered the short-term ratings of both Wisconsin Electric and Wisconsin Gas from A-1 to A-2. Wisconsin Electric’s senior secured and senior unsecured debt are both rated A- by S&P. S&P assigned a stable outlook.

In October 2003, Moody’s downgraded certain of our security ratings and the security ratings of our subsidiaries. Moody’s lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A2 to A3 and our commercial paper rating from P-1 to P-2. Moody’s lowered Wisconsin Electric’s senior secured debt rating from Aa2 to Aa3, senior unsecured debt rating from Aa3 to A1 and preferred stock rating from A2 to A3. Moody’s lowered Wisconsin Gas’ senior unsecured debt rating from Aa2 to A1. Moody’s confirmed the P-1 commercial paper ratings of Wisconsin Electric and Wisconsin Gas. In February 2004, Moody’s changed the rating outlook for Wisconsin Energy and Wisconsin Energy Capital Corporation to stable from negative. The rating outlook for Wisconsin Electric and Wisconsin Gas is stable.

In October 2003, Fitch downgraded certain of our security ratings and the security ratings of our subsidiaries. Fitch lowered the senior unsecured debt ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation from A to A- and the commercial paper rating of Wisconsin Energy from F1 to F2. Fitch lowered Wisconsin Electric’s senior secured debt rating from AA to AA-, senior unsecured rating from AA- to A+ and preferred stock rating from AA- to A. Fitch lowered Wisconsin Gas’ senior unsecured debt rating from AA- to A+. Fitch lowered the commercial paper ratings of Wisconsin Electric and Wisconsin Gas from F1+ to F1. The rating outlook for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation is stable.

45	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

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

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $823.7 million during 2005 attributable to the following operating segments:

Capital Expenditures	Estimated 2005	Actual 2004
	(Millions of Dollars)

Utility Energy	$500.0	$426.5
Non-Utility Energy	317.0	191.0
Other	6.7	19.3

Total	$823.7	$636.8

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

Our estimated capital requirements through 2010 for Power the Future include a net of approximately $2.5 billion to construct 2,120 megawatts of new natural gas-fired and coal-fired generating capacity of which we have expended approximately $414.9 million through the end of 2004. We expect that two unaffiliated entities will collectively invest approximately $330 million in the Power the Future coal units and receive an ownership interest of approximately 17% in the units or 200 megawatts. Total cost of all four units, including the two unaffiliated entities’ portion, is estimated to be $2.8 billion with total output at 2,320 megawatts.

We expect the capital requirements to support our investment in new generation under Power the Future to come from a combination of internal and external sources. The new generating plants will be constructed by We Power, a non-utility subsidiary, and leased to Wisconsin Electric under 25-30 year lease agreements. We expect that Wisconsin Electric will recover the lease payments in its utility rates. We anticipate that we will need external debt financing as the plants are constructed. We believe that the construction debt, cash flows from the lease payments and strong internal cash flow will be sufficient to fund our Power the Future capital expenditures.

Investments in Outside Trusts:    We have funded our pension obligations, certain other post-retirement obligations and future nuclear obligations in outside trusts. Collectively, these trusts had investments that exceeded $1.9 billion as of December 31, 2004. These trusts hold investments that are subject to the volatility of the stock market and interest rates. For further information see “Note O – Benefits” in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements:    We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see “Note P – Guarantees” in the Notes to Consolidated Financial Statements.

46	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by Financial Accounting Standard Board (FASB) Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. We have included our contractual obligations under all three of these contracts in our “Contractual Obligations/Commercial Commitments” disclosure that follows. For additional information, see “Note D - Variable Interest Entities” in the Notes to Consolidated Financial Statements.

Contractual Obligations/Commercial Commitments:    We have the following contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)

Long-Term Debt Obligations (b)	$5,629.0	$215.0	$1,015.5	$642.7	$3,755.8
Capital Lease Obligations (c)	586.8	54.1	88.7	75.0	369.0
Operating Lease Obligations (d)	270.4	50.4	99.3	54.6	66.1
Purchase Obligations (e)	987.4	341.7	332.2	121.4	192.1
Other Long-Term Liabilities	1.9	1.0	0.9	-	-

Total Contractual Obligations	$7,475.5	$662.2	$1,536.6	$893.7	$4,383.0

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt and the Long-Term Debt of our affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Lease Obligations for purchased power and rail car leases for Wisconsin Energy and affiliates.

(e)	Purchase Obligations under various contracts for the procurement of fuel, power, gas supply and associated transportation related to utility operations and for information technology and other services for utility and We Power operations.

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

Construction Risk:    In December 2002, the PSCW issued a written order granting a CPCN to commence construction of the Port Washington Generating Station (Port Washington units) consisting of two 545-megawatt natural gas-fired combined cycle generating units on the site of Wisconsin Electric’s existing Port Washington Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars), respectively, subject to escalation at the GDP inflation rate and force majeure and excused events provisions.

47	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615-megawatt super critical pulverized coal generating units (Elm Road units) on the site of Wisconsin Electric’s existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Elm Road units. For additional information, see “Power the Future - Elm Road” below.

Large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. If final costs for the construction of the Port Washington units or the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from Wisconsin Electric or its customers unless specifically allowed by the PSCW. Project costs above the authorized amount, but below the 5% cap will be subject to a prudence determination by the PSCW.

Regulatory Recovery Risk:    The electric operations of Wisconsin Electric burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears regulatory risk for the recovery of these fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted below in Commodity Price Risk, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a fuel base for fuel and purchased power costs, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the fuel base. Wisconsin Electric is subject to risks associated with the regulatory approval process including regulatory lag once the costs fall outside the 3% variance of the fuel base. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until this time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure. For 2004, 2003 and 2002, actual fuel and purchased power costs at Wisconsin Electric exceeded fuel base rates by $0.8 million, $7.6 million and $2.3 million, respectively. In 2004, 2003 and 2002, the electric rates included a fuel surcharge.

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

Wisconsin’s retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric’s risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. Regulatory lag risk occurs between the time we incur costs in excess of what we collect in rates, and the time we receive approval for interim rates following a regulatory filing. Regulatory risk can increase or decrease due to many factors which may also change during this approval period including commodity price fluctuations, unscheduled operating outages or unscheduled maintenance. In 2002, the PSCW authorized the inclusion of price risk management financial instruments for the management of our electrical utility gas costs. During 2003, a gas hedging program was approved by the PSCW and implemented by Wisconsin Electric.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric and Wisconsin Gas through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment

48	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

procedure and the natural gas utilities’ gas cost recovery mechanisms, see “Utility Rates and Regulatory Matters” below.

Natural Gas Costs:    Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased significantly because the supply of natural gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation’s energy supply mix.

Higher natural gas costs increase our working capital requirements, resulting in higher gross receipts taxes in the state of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

As a result of gas cost recovery mechanisms, our gas distribution subsidiaries receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:    The rates of Wisconsin Electric and Wisconsin Gas are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric’s electric revenues are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. The gas revenues of Wisconsin Electric and Wisconsin Gas are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in the utility segment’s service territory during 2004, 2003 and 2002, as measured by degree-days, may be found above in “Results of Operations”.

Temperature can also impact demand for electricity in regions where we have invested in non-utility energy assets or projects.

Interest Rate Risk:    We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2004. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2004 of our outstanding portfolio of $338.0 million short-term debt with a weighted average interest rate of 2.35% and $187.5 million of variable-rate long-term debt with a weighted average interest rate of 1.88%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $3.4 million before taxes from short-term borrowings and $1.9 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:    We fund our pension, other post-retirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other post-retirement benefit and nuclear decommissioning expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our various utility regulators. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see “Utility Rates and Regulatory Matters” below.

49	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

At December 31, 2004, we held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$998.5
Nuclear decommissioning trust funds	$737.8
Other post-retirement benefits trust funds	$183.6

Fiduciary oversight of the pension and other post-retirement plan trust fund investments is the responsibility of a Chairman-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study for the pension fund projects long-term, annualized returns of approximately 9%.

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Chairman-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% in equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited (NEIL). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs or impaired investment results at NEIL could result in increased costs or decreased distributions to Wisconsin Electric.

Credit Rating Risk:    We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At December 31, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $118.7 million.

Economic Risk.    We are exposed to market risks in the regional midwest economy for our utility energy segment.

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

For additional information concerning risk factors, including market risks, see “Cautionary Factors” below.

POWER THE FUTURE

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the Port Washington and Elm Road generating stations by We Power. The new plants will be leased by We Power to Wisconsin Electric under long-term leases, and we expect Wisconsin Electric to recover the lease payments in its electric rates.

Power the Future - Port Washington

Background:    In December 2002, the PSCW issued a written order (the Port Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Port Washington Generating Station

50	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

consisting of two 545-megawatt natural gas-fired combined cycle generating units (Port Units 1 and 2) on the site of Wisconsin Electric’s existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and American Transmission Company LLC (ATC) to construct required transmission system upgrades to serve Port Units 1 and 2 as a result of their concurrent applications. In January 2003, Wisconsin Electric commenced demolition of two of its existing coal-fired units on the site to make room for the new units. In July 2003, We Power began construction of Unit 1, and we expect the unit to be operational early in the third quarter of 2005. In October 2003, we received approval from the Federal Energy Regulatory Commission (FERC) to transfer by long-term lease certain associated FERC jurisdictional assets from We Power to Wisconsin Electric. In May 2004, we filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. We Power began site preparation of Unit 2 in May 2004. We expect Unit 2 to be operational in 2008.

Lease Terms:    The PSCW approved the lease agreements and related documents under which Wisconsin Electric will staff, operate and maintain Port Units 1 and 2. Key terms of the leased generation contracts include:

➢	Initial lease term of 25 years with the potential for subsequent renewals at reduced rates;
➢	Cost recovery over a 25 year period on a mortgage basis amortization schedule;
➢	Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
➢	Authorized rate of return of 12.7% on equity for lease calculation purposes;
➢	Fixed construction cost of the two Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate;
➢	Recovery of carrying costs during construction; and
➢	Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Port Order, which do not include the key financial terms.

In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request in an open meeting in April 2003. (See “Limited Rate Adjustment Request” below for further information.) We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in lease generation contracts that were signed in May 2003. We defer the lease costs on our balance sheet, and we amortize the costs to expense as we recover the costs in rates.

Legal and Regulatory Matters:    In March 2003, an individual who participated in the PSCW’s Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW’s December 2002 Order granting the CPCN (Port Order). This case was remanded back to the PSCW which, after reviewing certain environmental matters, affirmed the original CPCN. The same individual then filed additional appeals challenging the CPCN; however, in October 2004, the Court, at the request of the individual, dismissed all outstanding appeals related to the CPCN.

The construction of Port Units 1 and 2 required the receipt of many permits including permits relating to air and water quality. All construction permits have been received. In addition, with the construction of Port Units 1 and 2, we needed the approval from the Wisconsin Department of Natural Resources (WDNR) for the construction of a natural gas lateral which will deliver fuel to the Units. After several discussions with the WDNR, we agreed to modify the planned route and mitigate certain environmental impacts. In July 2003, we received approval for construction for the natural gas lateral and the lateral was completed in December 2004.

Power the Future - Elm Road:

Background:    In November 2003, the PSCW issued an order (the Elm Road Order) granting Wisconsin Energy, Wisconsin Electric, and We Power a CPCN to commence construction of two 615-megawatt coal-fired units (the Elm Road units) to be located near the site of Wisconsin Electric’s existing Oak Creek Power Plant. The first unit was scheduled to be operational in 2009 and the second unit was scheduled to be operational in 2010. The Elm Road Order concluded, among other things, that there was a need for additional electric generation for Southeastern Wisconsin and that a diversity of fuel sources best serves the interests of the State. The total cost for the two units was set at $2.19 billion, adjusted for inflation, and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. The CPCN was granted contingent upon us obtaining the necessary environmental permits. In April 2004, we entered into a contract with Bechtel to secure necessary

51	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

engineering, design and construction services and major equipment components for these units. We expect that we will have co-owners that will have an interest in the project of approximately 17%.

Lease Terms:    In October 2004, the PSCW approved the lease generation contracts between Wisconsin Electric and We Power for the Elm Road units. Key terms of the leased generation contracts include:

➢	The return on equity on the lease agreement with Wisconsin Electric will be set at 12.7% based on a capital structure that includes 55% equity;
➢	Cost recovery over a 30 year period on a mortgage basis amortization schedule with the potential for subsequent renewals at reduced rates;
➢	Recovery of carrying costs during construction; and
➢	Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Elm Road Order, which do not include the key financial terms.

In April 2004, the PSCW approved the deferral of certain costs related to the Elm Road units for recovery in future rates. In May 2004, we filed a request with the PSCW for an increase in rates due to several factors including the Elm Road lease payment costs. We expect to receive an order from the PSCW on this request in April 2005.

Legal and Regulatory Matters:    The construction of the Elm Road units is subject to a number of regulatory approvals and legal challenges by third parties. The most notable remaining legal challenges relate to the Elm Road CPCN.

In November 2004, a Dane County Circuit Court judge reviewing challenges to the PSCW’s order authorizing us to build two coal-fired generating facilities on the site of our existing Oak Creek Power Plant vacated the CPCN and remanded it back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of our application and in its decisions on several other points.

We, the PSCW and the WDNR filed motions for direct, expedited appeal in mid - December 2004 with the Supreme Court of Wisconsin. We believe that the appeal represents a clear need for prompt, ultimate judicial resolution of matters involving substantial public importance to Wisconsin. While the Dane County decision specifically addresses the Oak Creek expansion, we believe this order would make it very difficult for any new generation facilities to be built anywhere in the state. In addition to serious questions of reliability and availability of power, this decision also poses increased costs to customers. In January 2005, the Supreme Court of Wisconsin agreed to hear the appeal. The Supreme Court scheduled oral arguments in this matter for March 30, 2005. We anticipate a decision to be issued no later than June 30, 2005.

We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals. The major permits and the status regarding these permits are discussed below.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Elm Road units. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post hearing briefing concluded in September 2004. In November 2004, the administrative law judge approved the WDNR’s issuance of the wetlands and waterways permit (Chapter 30 permit) for the Elm Road units. In December 2004, two opponents filed a petition for review of the decision in Dane County Circuit Court. In January 2005, we filed a motion to dismiss the opponents’ petition. The WDNR has joined in this motion.

We have applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit at this location that is required for operation of the water intake and discharge system for the planned Elm Road and existing Oak Creek generating units. In January 2005, the WDNR published its notice of intent to issue a WPDES permit with a public comment period ending in February 2005. Additionally, we have applied to the Army Corps of Engineers for the federal permits necessary for the construction of the Elm Road units. We anticipate decisions on these permits in the first half of 2005. Decisions favorable to the project may be contested by project opponents.

52	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

In January 2004, the WDNR issued the Air Pollution Control and Construction Permit to Wisconsin Electric for the Elm Road units. In February 2004, certain project opponents filed a petition for judicial review in the Dane County Circuit Court. At the same time, the project opponents submitted a request for a contested case hearing with the WDNR which was granted. Petitioners subsequently agreed to dismiss their petition for judicial review. The contested case hearing was held in October 2004. In February 2005, an administrative law judge issued a decision affirming the WDNR January 2004 issuance of the Air Pollution Control and Construction Permit. In February 2005, the project opponents filed a petition for judicial review of the decision with the Dane County Circuit Court.

The terms of our construction contract with Bechtel for the Elm Road units presently provide that full notice to proceed must be given to Bechtel by July 1, 2005. In order for Bechtel to be able to proceed on July 1, it must begin site mobilization activities in May. We are unable to state whether the project could proceed if delayed beyond July 1, 2005.

In July 2004, we entered into an environmental and economic agreement with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering our plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions to mitigate the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its judicial appeal of the PSCW permits issued. The Town’s appeal was dismissed at the Town’s request in September 2004. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

UTILITY RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas, steam and water rates in the state of Wisconsin, while the FERC regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission (MPSC) regulates retail electric rates in the state of Michigan. Within our regulated segment, we estimate that approximately 87% of our electric revenues are regulated by the PSCW, 8% are regulated by the MPSC and the balance of our electric revenues are regulated by the FERC. All of our natural gas revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Overview:    In the state of Wisconsin, We Energies, (the trade name of Wisconsin Electric and Wisconsin Gas) rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, We Energies is restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain exceptions. We may seek biennial rate reviews during the five-year rate restriction as a result of:

➢	Governmental mandates;
➢	Abnormal levels of capital additions required to maintain or improve reliable electric service; and
➢	Major gas lateral projects associated with approved natural gas pipeline construction projects.

In addition, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. As identified below, we have received rate increases during the five year restriction period for the exceptions listed above. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning in January 1, 2006. We expect to make a filing in 2005 in connection with this PSCW review.

Wisconsin Electric:    The table below summarizes the anticipated annualized revenue impact of recent rate changes. Wisconsin Electric’s current Wisconsin rates are based on an authorized return on common equity of 12.2%.

53	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Service – Wisconsin Electric	Incremental Annualized Revenue Increase	Percent Change in Rates	Effective Date
	(Millions)	(%)

Fuel electric, Michigan	$3.4	8.0%	January 1, 2005
Fuel electric, Michigan	$1.3	3.1%	October 1, 2004
Retail steam, Wisconsin	$0.5	3.4%	May 5, 2004
Retail electric, Wisconsin (a)	$59.0	3.3%	May 5, 2004
Fuel electric, Michigan	$3.3	7.6%	January 1, 2004
Fuel electric, Wisconsin (b)	$6.1	0.3%	October 2, 2003
Fuel electric, Wisconsin (b)	$55.1	3.3%	March 14, 2003
Fuel electric, Michigan	$0.9	2.0%	January 1, 2003
Retail electric, Wisconsin (c)	$48.1	3.2%	October 22, 2002
Retail electric, Michigan (d)	$3.2	7.8%	September 16, 2002
Fuel electric, Michigan	$1.6	3.8%	January 1. 2002

(a)	In May 2004, the PSCW issued a final order authorizing an increase in electric rates for costs associated with Port Washington power plant under construction and increased costs associated with low-income energy assistance.

(b)	In October 2003, the PSCW issued a final order authorizing a fuel surcharge for $6.1 million of additional fuel costs. In March 2003, the PSCW issued an interim order authorizing a surcharge for $55.1 million of additional fuel costs on an annualized basis subject to true up.

(c)	In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of ATC.

(d)	In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million for Wisconsin Electric. In addition, the September 2002 order issued by the MPSC authorized us to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

Wisconsin Gas:    As discussed above, Wisconsin Gas is also under the five year rate restriction period which ends December 31, 2005. In March 2004, the PSCW approved an annual rate increase of $25.9 million related to increased costs associated with the construction of the Ixonia lateral and for increased costs associated with low-income energy assistance.

Limited Rate Adjustment Requests

2005 Revenue Deficiencies:    In May 2004, Wisconsin Electric filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Elm Road Generating Station being constructed as part of our Power the Future strategy, (2) costs associated with our energy efficiency procurement plan and (3) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for the electric operations of Wisconsin Electric, and $0.5 million (3.6%) for Wisconsin Electric’s steam operations. In January 2005, as a result of the litigation involving our Elm Road units, we amended this filing to reduce the total revenue request to $52.4 million. We anticipate receiving an order from the PSCW before April 2005.

2005 Fuel Recovery Filing:    In February 2005, Wisconsin Electric filed an application with the PSCW for an increase in electric rates in the amount of $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. We expect to receive approval of the increase in fuel recoveries on an interim basis in March 2005. The revenues associated with this filing will be subject to refund and the costs associated with the filing will be audited by the PSCW. Under the fuel

54	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest at a rate of 12.2%.

Other Utility Rate Matters

Electric Transmission Cost Recovery:    Wisconsin Electric divested of its transmission assets with the formation of the ATC in January 2001. In connection with the formation of the ATC, our transmission costs have escalated due to the socialization of costs within the ATC and increased transmission requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed the deferral of transmission costs in excess of amounts imbedded in rates. We are allowed to earn a return on the unrecovered transmission costs at our weighted average cost of capital. As of December 31, 2004, we have deferred $109.6 million of unrecovered transmission costs and we expect to begin to recover these costs beginning in 2006.

Fuel Cost Adjustment Procedure:    Within the state of Wisconsin, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. Imbedded within its base rates is an amount to recover fuel costs. Under the current fuel rules, no adjustments are made to rates as long as fuel and purchased power costs are expected to be within a 3% band of the costs imbedded in current rates for the twelve month period ending December 31. If, however, annual fuel costs are expected to fall outside of the 3% band, and actual interim costs fall outside of established ranges, then we may file for a change in fuel recoveries on a prospective basis.

Edison Sault and our Wisconsin Electric operations in Michigan operate under a Power Supply Cost Recovery (PSCR) mechanism which generally allows for the recovery of fuel and purchase power costs on a dollar for dollar basis.

Gas Cost Recovery Mechanism:    Our natural gas operations operate under a gas cost recovery mechanism (GCRM) as approved by the PSCW. Generally, the GCRM allows for a dollar for dollar recovery of gas costs. There is an incentive mechanism under the GCRM which allows for increased revenues if we acquire gas lower than benchmarks approved by the PSCW. During 2004, $0.2 million of additional revenues were earned under the incentive portion of the GCRM and $9.0 million and $1.6 million of additional revenues were earned in 2003 and 2002 under the GCRM.

Bad Debt Costs:    Prior to October 2002, Wisconsin Gas expensed amounts included in rates for bad debt expense. If actual bad debt costs exceeded amounts allowed in rates, these amounts were deferred as a regulatory asset. Effective October 2002, the PSCW issued an order which eliminated escrow accounting for bad debts. The escrow amount accumulated at September 30, 2002 of approximately $6.9 million is expected to be collected in future rates, but future bad debt expense at Wisconsin Gas will no longer be subject to this separate true-up mechanism.

In 2003 and 2004, due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we saw a significant increase in residential uncollectible accounts receivable. Because of this, we requested and received a letter from the PSCW which allowed Wisconsin Electric and Wisconsin Gas to defer the costs of residential bad debts to the extent that the costs exceeded the amounts allowed in rates. As a result of these letters from the PSCW we deferred approximately $21.2 million and $15.6 million in 2004 and 2003 related to bad debt costs.

In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing is a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting.

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

55	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Wisconsin State Supreme Court. The issuance would also be dependent upon market conditions.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Day 2:    In January 2005, we requested deferral accounting treatment from the PSCW for incremental costs or benefits that may occur due to the implementation of the Midwest ISO Day 2 energy markets, except for locational marginal pricing (LMP) energy costs. We anticipate receiving a decision related to this request prior to the scheduled start of the Midwest ISO energy market on April 1, 2005.

Nuclear Refueling Outages - 2005:    In January 2005, we requested deferral accounting treatment for non-fuel operations and maintenance expenses related to the second nuclear refueling outage expected to occur in the fall of 2005. We estimate that the additional non-fuel operation and maintenance expense associated with the fall nuclear outage is approximately $15.0 million. We anticipate receiving a decision related to this request in the first quarter of 2005.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power required by modern digital equipment, we are evaluating and updating our electric distribution system as part of our Power the Future strategy. We are taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of our existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance our current electric distribution infrastructure. In the long-term, we are initiating a new asset management strategy that is expected to consistently provide the level of reliability needed for a digital economy, using new technology and advanced communications. In addition, we are participating in a world - wide consortium for electric infrastructure to support a digital society, sponsored by the Electric Power Research Institute. Implementation of our Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see “Power the Future” above.

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2004. All of Wisconsin Electric’s generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates.

In May 2003, a flood at a hydroelectric dam owned by another utility forced a complete shutdown of the 618-megawatt Presque Isle Power Plant in Marquette, Michigan, which resulted in the curtailment of non-firm service to some customers, as well as brief interruptions to firm service. Deliveries were also curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area including an incident in December 2003. During the December 2003 incident, flow was interrupted on the three main electric transmission lines owned by ATC connecting Wisconsin to the Upper Peninsula of Michigan. This incident also resulted in short outages to some firm customers.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2005. However, extremely hot weather, unexpected equipment failure or unavailability could require Wisconsin Electric to call upon load management procedures during 2005 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to (1) air emissions such as carbon

56	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

dioxide (CO2), sulfur dioxide (SO2), nitrogen oxide (NOx), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants.

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of our Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from our fossil fuel-based generating facilities, (4) entering into agreements with the WDNR and EPA to reduce emissions of SO2 and NOx by more than 65% and mercury by 50% within 10 years from Wisconsin Electric’s coal-fired power plants in Wisconsin and Michigan, (5) recycling of ash from coal-fired generating units, and (6) the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA agreement is estimated to be approximately $600 million over the 10 years ending 2013. For further information concerning the consent decree, see “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements in this report. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see “Nuclear Operations” below and “Note H - Nuclear Operations” in the Notes to Consolidated Financial Statements in this report, respectively.

National Ambient Air Quality Standards:    In 2004, EPA began implementing the National Ambient Air Quality Standards (NAAQS) for 8-hour ozone and fine particulate matter (PM 2.5 ) by designating nonattainment areas in the country. The states are currently developing rules to implement the new standards. Although specific emission control requirements are not yet defined, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. Wisconsin Electric expects that reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010, beginning with the 1-hour ozone reductions. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Wisconsin Electric is currently unable to predict the impact that the revised air quality standards might have on the operations of our existing coal-fired generating facilities.

Ozone Non-Attainment Standards:    The 1-hour ozone nonattainment rules currently being implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan limit NOx emissions in phases over the next five years.

Wisconsin Electric currently expects to incur total annual operation and maintenance costs of $1-2 million during the period 2004 through 2007 to comply with the Michigan and Wisconsin rules. In January 2000, the PSCW approved Wisconsin Electric’s comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

In April 2004, the EPA designated 10 counties in Southeastern Wisconsin as nonattainment areas for the 8-hour ozone NAAQS. States will be required to develop and submit State Implementation Plans to the EPA to demonstrate how they intend to comply with the 8-hour ozone NAAQS by June 2007. Reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010. Wisconsin Electric believes that compliance with the NOx emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the EPA’s 8-hour ozone NAAQS.

In December 2004, the EPA designated PM 2.5 nonattainment areas in the country. All counties in the state of Wisconsin were designated as attainment with the standard. EPA published proposed regulations called the Clean Air Interstate Rule (CAIR) in January 2004 to facilitate the states in meeting the 8-hour ozone and PM 2.5 standards by addressing the regional transport of SO2 and NOx. The proposed rules would require NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern U.S. Wisconsin and Michigan are affected states under CAIR. The EPA is planning to issue the final CAIR regulations by March 15, 2005. Wisconsin Electric believes that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

Mercury Emission Control Rulemaking:    As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The

57	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

EPA issued draft rules in December 2003 and is expected to issue final rules by March 15, 2005. The compliance date for the final federal rules cannot be predicted at this time, but could be as early as 2008.

The WDNR independently developed mercury emission control rules that affect electric utilities in Wisconsin. The mercury control rules became effective in October 2004. The rules require emission reductions of 40% by 2010 and 75% by 2015. The rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program. The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. State rules are to be changed to be consistent with, and no more restrictive than, any federal rules. Our compliance planning estimates show that no additional emission control investments are likely to be needed to meet the state mercury rules. This is because the federal rules are very likely to be in place prior to the compliance dates contained in the state rule. We are currently unable to predict the ultimate rules that will be developed and adopted by the EPA, and we are not able to predict the impact that the EPA’s mercury emission control rulemakings might have on the operations of our existing or anticipated coal-fired generating facilities.

Manufactured Gas Plant Sites:    Wisconsin Electric and Wisconsin Gas are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:    Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

EPA Information Requests:    Wisconsin Electric received requests for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see “Note S - Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Presque Isle Flood:    During the second quarter of 2003, our Presque Isle Power Plant was temporarily shut down due to the failure of a hydroelectric reservoir dike which flooded Marquette, Michigan. We estimate that our fuel and purchased power costs increased by approximately $8 million due to the need for replacement power during the plant outage. These increased costs were included as part of the fuel surcharge request discussed above. In addition, we incurred approximately $13.5 million in damage to equipment and property. We are pursuing recovery from insurance carriers and other parties for the above costs. During 2004, we reached settlements with an insurance carrier for approximately $9.1 million. We are continuing to pursue recovery against the remaining insurance carriers and other third parties. We are continuing to analyze and refine the costs associated with this matter.

Stray Voltage:    On July 11, 1996, the PSCW issued a final order regarding the stray voltage policies of Wisconsin’s investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services.

In recent years, dairy farmers have commenced actions or made claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage, and more recently, ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW’s order. In 2003, the Wisconsin Supreme Court upheld a Court of Appeals’ affirmance of a jury verdict against Wisconsin Electric in a stray voltage lawsuit and held that even though a utility company’s measurement of stray voltage is below the PSCW “level of concern,” that utility could still be found negligent in stray voltage cases. Additionally, the Court held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation.

As a result of this case, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW level of concern. Even though the claims which have been made against

58	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Wisconsin Electric with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial statements, we continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:    Wisconsin Electric owns two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2004, 2003 and 2002, Point Beach provided approximately 25% of Wisconsin Electric’s net electric energy supply.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. In 2004, Unit 1 had a scheduled refueling outage in the second quarter and in 2003, Unit 2 had a scheduled refueling outage over the third and fourth quarters. In 2005, Unit 2 is scheduled to have a refueling outage in the second quarter and Unit 1 is scheduled to have a refueling outage over the third and fourth quarters. During the 2005 scheduled refueling outages we will replace the reactor vessel heads at each Unit. This work, along with other planned maintenance, is expected to result in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. In February 2004, NMC and Wisconsin Electric filed an application with the NRC to renew the operating license for both Units for an additional 20 years. The NRC has indicated that they expect to act on the license renewal request before January 2006.

In July 2000, our senior management authorized the commencement of initial design work for the power uprate of both Units at Point Beach. Subject to approval by the PSCW, the project could add approximately 90 megawatts of electrical output to Point Beach. In February 2003, Point Beach completed an equipment upgrade which resulted in a capacity increase of 7 megawatts per generating Unit. We are currently evaluating the timing for implementation of the power uprate project.

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

As a result of the September 11, 2001 terrorist attacks, NRC and the industry have been strengthening security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to NRC’s February 2002 Order for interim safeguards and security compensatory measures. Point Beach has also responded to NRC orders regarding security of independent spent fuel storage installations, design basis threat and security officer training and work hours.

Used Nuclear Fuel Storage and Disposal:    Wisconsin Electric is authorized to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility.

59	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987. The Nuclear Waste Policy Act established the Nuclear Waste Fund which is composed of payments made by the generators and owners of such waste and fuel. Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $200.3 million into the Nuclear Waste Fund over the life of the plant.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy’s failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. Wisconsin Electric has incurred substantial damages to date and damages continue to accrue. We are seeking recovery of our damages in this lawsuit.

In July 2002, the President signed a resolution which allowed the United States Department of Energy to begin preparation of the application to the NRC for a license to design and build a spent fuel repository in Yucca Mountain, Nevada. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress remains slow as it has been subsequent to the California price and supply problems in early 2001. The FERC continues to strongly support large Regional Transmission Organizations (RTOs), which will affect the structure of the wholesale market. To this end, the Midwest ISO is expected to implement a bid-based market including the use of LMPs to value electric transmission congestion. The Midwest ISO energy markets are currently slated to commence operation on April 1, 2005. The timeline for restructuring and retail access continues to be stretched out, and it is uncertain when retail access will happen in Wisconsin.; however, Michigan has adopted retail choice which potentially affects our Michigan operations. Deliberations are expected to continue in Congress on a federal energy bill containing changes that would impact the electric utility industry. In the past few years bills have passed the U. S. House of Representatives, but were not passed by the Senate. Major issues in industry restructuring, implementation of RTO markets and market power mitigation received substantial attention in 2004. We continue to focus on infrastructure issues through our Power the Future growth strategy.

Restructuring in Wisconsin:    Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state’s electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

➢	Addition of new generating capacity in the state;

➢	Modifications to the regulatory process to facilitate development of merchant generating plants;

➢	Continued development of a regional independent electric transmission system operator; and

➢	Improvements to existing and addition of new electric transmission lines in the state.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

60	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Restructuring in Michigan:    Electric utility revenues are regulated by the MPSC. In June 2000, the Governor of Michigan signed the “Customer Choice and Electric Reliability Act” into law empowering the MPSC to implement electric retail access in Michigan. The new law provides that as of January 1, 2002, all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer. The Michigan Retail Access law was characterized by the Michigan Governor as “Choice for those who want it and protection for those who need it.”

As of January 1, 2002, Michigan retail customers of Wisconsin Electric and Edison Sault were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer’s power supplier.

Competition and customer switching to alternative suppliers in the companies’ service territories in Michigan has been limited. With the exception of two general inquiries, no alternate supplier activity has occurred in our service territories in Michigan, reflecting the small market area, our competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:    In 1999, the state of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation is not expected to have a material impact on Wisconsin Electric’s business. Wisconsin Electric has one wholesale customer in Illinois, the City of Geneva, whose contract is scheduled to expire on December 31, 2005. However, Wisvest’s wholly-owned subsidiary, Calumet Energy Team, LLC, does compete in the Illinois electric generation market with power produced from its 308-megawatt gas based peaking plant that entered commercial operation in 2002. Since May 1, 2004, Calumet has operated under the control of PJM Interconnection, L.L.C. (PJM), an RTO that also operates bid based energy and capacity markets. Since operating under PJM, there has been a change in the anticipated economics of the facility and the determination of an impairment of the facility. An impairment charge was recorded in the third quarter of 2004. For further information see “Note F - Asset Valuation Charges” - in the Notes to the Consolidated Financial Statements.

Electric Transmission and Energy Markets

American Transmission Company:    Effective January 1, 2001, we transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to ATC in exchange for ownership interests in this new company. Joining ATC is consistent with the FERC’s Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC’s transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Midwest ISO:    In connection with its status as a FERC approved RTO, the Midwest ISO is in the process of implementing a bid-based energy market which is currently scheduled to be implemented on April 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. As proposed to the FERC and preliminarily approved, the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs), which will be initially allocated by the Midwest ISO, and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. Currently, there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan’s utilities (also known as WUMS utilities).

In August 2004, the FERC accepted the Midwest ISO Energy Markets Tariff (August 2004 Plan), subject to further development on certain issues and subsequent compliance filings by the Midwest ISO. Included in the plan were mitigation features, which were proposed by Wisconsin Electric and other WUMS utilities, to minimize the potential cost impacts of the start of the market on the WUMS utilities. Also included was an FTR mitigation plan for entities

61	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

in highly congested areas such as WUMS. The August 2004 Plan is subject to numerous requests for rehearing which may result in further modifications to the Tariff.

It is unknown at this time what, if any, financial impact the LMP congestion pricing system might have on Wisconsin Electric and Edison Sault. The Midwest ISO recently completed its first allocation of FTRs for the period starting April 1, 2005 and ending August 31, 2005. Wisconsin Electric received 94% of the FTRs that it requested in the allocation process. The FTR allocation process will be performed again for the period from September 1, 2005 to May 31, 2006, and it is unknown how many FTRs Wisconsin Electric will be granted during that allocation process.

The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO’s market participants, including Wisconsin Electric and Edison Sault.

To mitigate the risks of this new bid-based energy market, we requested deferral accounting treatment from the PSCW in January 2005 for incremental costs or benefits that may occur due to the implementation of the Midwest ISO Day 2 energy markets. Our request excluded LMP energy costs which will be recoverable under Wisconsin’s Fuel Cost Adjustment Procedure. We anticipate receiving a decision related to this request prior to the scheduled start of the Midwest ISO market on April 1, 2005.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This “license plate” rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO; but it also was the subject of a proceeding in which a new rate design governing service in the combined Midwest ISO and PJM Interconnection, L.L.C (PJM) service territories was to be developed. However, the FERC has ordered the elimination of through and out transmission charges for transactions between the Midwest ISO and the PJM. In November 2004, FERC issued an order allowing the existing Midwest ISO license plate rate design to continue until at least February 1, 2008. In addition, FERC ordered a seams elimination charge to be paid by Midwest ISO LSE’s from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of an RTO and/or FERC’s elimination of through and out transmission charges between the Midwest ISO and PJM. The FERC ordered that certain existing transmission transactions continue to pay for through and out service from December 1, 2004 until March 31, 2006. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. We are currently unable to determine the impacts on Wisconsin Electric and Edison Sault.

Lost Revenue Charges:    The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC’s requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

Discussions as to appropriate lost revenue charges with regard to several entities’ decisions, including that of Commonwealth Edison Company, a non-affiliated Illinois utility that provides Wisconsin Electric transmission service, to place their transmission facilities under the control of PJM were terminated in September 2004. In lieu of charging the previously ordered seam elimination cost adjustment, the FERC permitted the Midwest ISO, PJM and the affected entities, including Commonwealth Edison Company, to continue to charge their existing rates for transmission to adjoining areas until December 1, 2004, after which the affected entities as directed by the FERC, were required to develop a new rate design that will eliminate the multiple charges between the service territories of the Midwest ISO and PJM. Proposals addressing the rate design issue were filed at the FERC on October 1, 2004. These proposals were rejected by the FERC and the transmission owners. The Midwest ISO and PJM were directed to file Seams Elimination Charge Adjustment (SECA) proposals to be effective December 1, 2004. As previously noted, the reasonableness and magnitude of the proposed SECA charges has been set for a hearing. For further information see the above discussion related to Midwest ISO.

62	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Congestion Charges on Other Systems:    Effective May 1, 2004, Commonwealth Edison, transferred control of its transmission facilities to PJM, at which time PJM’s LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison’s facilities. Wisconsin Electric was allocated FTRs for virtually all of its PJM transmission through May 31, 2005, and a new allocation will take place for the period June 1, 2005 through May 31, 2006. To date, Wisconsin Electric has experienced minimal net congestion costs associated with its FTRs in PJM. Congestion costs are included under the definition of fuel for the Wisconsin Fuel Cost Adjustment Procedure.

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

ACCOUNTING DEVELOPMENTS

New Pronouncements:    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on July 1, 2005. We have not yet determined the method of transition. See “Note B - Recent Accounting Pronouncements” and “Note I - Common Equity” in the Notes to Consolidated Financial Statements in this report for additional information.

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

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments.

Regulatory Accounting:    Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on the utilities’ books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2004, we had $849.4 million in regulatory assets and $922.4 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See “Note C - Regulatory Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information.

63	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Pension and Other Post-retirement Benefits:    Our reported costs of providing non-contributory defined pension benefits (described in “Note O - Benefits” in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers’ Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plan Actuarial Assumption (a)	Impact on Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$6.6

0.5% decrease in expected rate of return on plan assets	$4.8

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in “Note O - Benefits” in the Notes to Consolidated Financial Statements). We account for these plans in accordance with SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility segment have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plan Actuarial Assumption (a)	Impact on Reported Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$2.2

0.5% decrease in health care cost trend rate	($1.5)

64	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

Other Post-retirement Benefit Plan Actuarial Assumption (a)	Impact on Reported Annual Cost
(Millions of Dollars)

0.5% decrease in expected rate of return on plan assets	$0.8

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Unbilled Revenues:    We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2004 of $3.4 billion included accrued utility revenues of $245.1 million at December 31, 2004.

Asset Retirement Obligations:    We account for legal liabilities for asset retirements at fair value in the period in which they are incurred according to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies primarily to decommissioning costs for our utility energy segment’s Point Beach Nuclear Plant. Using a discounted future cash flow methodology, our estimated nuclear asset retirement obligation was approximately $745 million at December 31, 2004.

Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm, as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing. Assuming the following changes in key assumptions and holding all other assumptions constant, we estimate that our nuclear asset retirement obligation at December 31, 2004 would have changed by the following amounts:

Change in Assumption	Change in Liability
(Millions of Dollars)

1% increase in inflation rate	$250
1% decrease in inflation rate	($185)

0% probability of license extension	$153
100% probability of license extension	($27)

We were unable to identify a viable market for or third party who would be willing to assume this liability. Accordingly, we have used a market-risk premium of zero when measuring our nuclear asset retirement obligation. We estimate that for each 1% increment that would be included as a market-risk premium, our nuclear asset retirement obligation would increase by approximately $7.5 million.

For additional information concerning SFAS 143 and our estimated nuclear asset retirement obligation, see “Note L - Asset Retirement Obligations” and “Note H - Nuclear Operations” in the Notes to Consolidated Financial Statements.

Deferred Tax Assets Valuation Allowance:    At December 31, 2004, we had a valuation allowance of approximately $40.5 million of which approximately $22.0 million related to state net operating loss carryforwards (state NOLs), and the remainder related primarily to potential state tax benefits of asset impairment charges. Of the $22.0 million, $15.1 million relates to state NOLs of the parent company that begin to expire in 2010, and

65	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

$6.9 million relates to state NOLs of various other non-utility subsidiaries that begin to expire in 2008. The state NOLs have been generated over a period of many years due to taxable losses in the separate state income tax returns. The losses at the Parent were primarily due to interest expense. We had established the valuation allowance against the state NOLs each year as the taxable losses occurred because management concluded that it was more likely than not that the state NOLs would not be realized prior to expiration.

The Power the Future generating units will be owned by our subsidiaries organized as Limited Liability Corporations (LLCs). Once the plants become operational, taxable income or loss of the LLCs will flow through to and be reported in the separate state income tax return of the Parent. As a result, the Parent no longer expects to generate large state losses if all plants are in service. The determination of future state taxable income of the Parent is a significant estimate. Factors affecting the estimate include the ultimate resolution of legal challenges to the construction of the plants, amounts spent and timing for construction of the Power the Future generating units, the amount of debt and interest expense at the Parent and the consideration of available tax planning strategies. We concluded at December 31, 2004 it was more likely than not that all of the deferred tax assets related to state NOLs would expire before being realized.

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

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. These statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intends,” “may,” “objective,” “plan,” “possible,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

➢	Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

➢	Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission’s regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the regulations of the United States Environmental Protection Agency as well as the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based

66	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.

➢	Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of approval of the WICOR merger in 2000.

➢	The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

➢	Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that will start up in 2005 and the associated outcome of our request of the Public Service Commission of Wisconsin to defer for potential future rate recovery the incremental costs or benefits resulting from this new energy market.

➢	Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

➢	Factors which impede execution of our Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges, local opposition to siting of new generating facilities, construction risks and obtaining the investment capital from outside sources necessary to implement the strategy.

➢	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

➢	Changes in social attitudes regarding the utility and power industries.

➢	Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

➢	The cost and other effects of legal and administrative proceedings, settlements, investigations and claims and changes in those matters.

➢	Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; or security ratings.

➢	Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.

➢	Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

➢	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

➢	Possible risks associated with non-utility operations and investments, such as: general economic conditions; competition; operating risks; dependence upon certain suppliers and customers; the cyclical nature of property values that could affect real estate investments; unanticipated changes in environmental or energy regulations; unanticipated changes in market rules; timely regulatory approval without onerous conditions of potential acquisitions or divestitures; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

67	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Cont’d)

➢	Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the state of Wisconsin’s amended public utility holding company law.

➢	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Energy and its subsidiaries are exposed.

68	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars, Except Per Share Amounts)

Total Operating Revenues	$3,431.1	$3,308.3	$3,051.0

Operating Expenses
Fuel and purchased power	592.9	570.8	594.1
Cost of gas sold	890.9	863.3	574.9
Other operation and maintenance	1,002.7	934.2	933.8
Depreciation, decommissioning and amortization	327.1	329.8	318.5
Property and revenue taxes	87.3	82.4	87.8
Asset valuation charges, net	150.4	45.6	141.5

Total Operating Expenses	3,051.3	2,826.1	2,650.6

Operating Income	379.8	482.2	400.4

Other Income and Deductions, Net	16.1	42.2	43.7

Interest Expense	193.4	213.8	227.1

Income from Continuing Operations Before Income Taxes	202.5	310.6	217.0

Income Taxes	80.3	110.2	85.3

Income from Continuing Operations	122.2	200.4	131.7
Income from Discontinued Operations, Net of Tax	184.2	43.9	35.3

Net Income	$306.4	$244.3	$167.0

Earnings Per Share (Basic)
Continuing Operations	$1.04	$1.71	$1.14
Discontinued Operations	$1.56	$0.38	$0.31

Total Earnings Per Share (Basic)	$2.60	$2.09	$1.45

Earnings Per Share (Diluted)
Continuing Operations	$1.03	$1.69	$1.13
Discontinued Operations	$1.54	$0.37	$0.31

Total Earnings Per Share (Diluted)	$2.57	$2.06	$1.44

Weighted Average Common Shares Outstanding (Millions)
Basic	117.7	117.1	115.4
Diluted	119.1	118.4	116.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

69	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31

ASSETS

	2004	2003
	(Millions of Dollars)
Property, Plant and Equipment
In service	$8,238.4	$8,342.4
Accumulated depreciation	(3,121.6)	(3,021.3)

	5,116.8	5,321.1
Construction work in progress	602.4	296.2
Leased facilities, net	98.9	104.6
Nuclear fuel, net	85.0	78.4

Net Property, Plant and Equipment	5,903.1	5,800.3

Investments
Nuclear decommissioning trust fund	737.8	674.4
Equity investment in transmission affiliate	187.8	154.4
Other	99.5	122.5

Total Investments	1,025.1	951.3

Current Assets
Cash and cash equivalents	35.6	28.1
Accounts receivable, net of allowance for doubtful accounts of $40.1 and $51.1	349.3	333.7
Accrued revenues	245.1	212.2
Materials, supplies and inventories	409.5	385.6
Deferred income taxes - current	4.9	56.5
Prepayments and other	132.1	111.7
Assets held for sale	-	938.0

Total Current Assets	1,176.5	2,065.8

Deferred Charges and Other Assets
Regulatory assets	849.4	612.3
Goodwill, net	441.9	441.9
Other	169.4	142.9

Total Deferred Charges and Other Assets	1,460.7	1,197.1

Total Assets	$9,565.4	$10,014.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

70	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31

CAPITALIZATION AND LIABILITIES

	2004	2003
	(Millions of Dollars)
Capitalization
Common equity	$2,492.4	$2,358.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,239.5	3,570.5

Total Capitalization	5,762.3	5,959.6

Current Liabilities
Long-term debt due currently	101.0	166.2
Short-term debt	338.0	590.8
Accounts payable	309.7	248.7
Payroll and vacation accrued	74.3	67.3
Taxes accrued - income and other	12.1	23.0
Interest accrued	28.1	35.8
Other	129.2	80.2
Liabilities held for sale	-	251.7

Total Current Liabilities	992.4	1,463.7

Deferred Credits and Other Liabilities
Regulatory liabilities	922.4	887.7
Asset retirement obligations	762.2	732.0
Deferred income taxes - long-term	530.4	570.8
Accumulated deferred investment tax credits	61.0	66.0
Minimum pension liability	152.8	34.7
Other long - term liabilities	381.9	300.0

Total Deferred Credits and Other Liabilities	2,810.7	2,591.2

Commitments and Contingencies (Note S)	-	-

Total Capitalization and Liabilities	$9,565.4	$10,014.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

71	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars)
Operating Activities
Net income	$306.4	$244.3	$167.0
Income from discontinued operations, net of tax	(184.2)	(43.9)	(35.3)
Reconciliation to cash
Depreciation, decommissioning and amortization	360.2	360.3	337.9
Nuclear fuel expense amortization	24.0	25.3	27.3
Equity in earnings of unconsolidated affiliates	(30.9)	(22.2)	(22.9)
Distribution from unconsolidated affiliates	44.7	32.9	23.1
Asset valuation charges, net	150.4	45.6	141.5
Deferred income taxes and investment tax credits, net	6.5	64.5	(32.4)
Accrued income taxes, net	(8.5)	(30.1)	27.4
Change in - Accounts receivable and accrued revenues	(48.5)	9.1	(66.3)
Other accounts receivable	-	-	116.4
Inventories	(23.9)	(72.3)	14.4
Other current assets	(20.5)	(23.1)	5.6
Accounts payable	39.3	(27.9)	10.0
Other current liabilities	23.2	12.7	(2.8)
Other	(39.5)	(45.3)	(50.0)

Cash Provided by Operating Activities	598.7	529.9	660.9

Investing Activities
Capital expenditures	(636.8)	(649.0)	(541.8)
Acquisitions and investments	(26.4)	(7.6)	(39.7)
Proceeds from asset sales	899.6	55.3	310.0
Nuclear fuel	(30.0)	(38.3)	(20.7)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Cash from/(to) Discontinued Operations	32.4	61.2	(31.6)
Other	21.9	(0.2)	(41.1)

Cash (Used in) Provided by Investing Activities	243.1	(596.2)	(382.5)

Financing Activities
Issuance of common stock and exercise of stock options	70.9	62.9	52.6
Repurchase of common stock	(152.7)	(6.8)	(52.3)
Dividends paid on common stock	(97.8)	(93.7)	(92.4)
Issuance of long-term debt	397.0	984.7	12.0
Retirement and redemption of long-term debt	(798.4)	(526.2)	(450.1)
Change in short-term debt	(252.8)	(337.8)	247.9
Other	(0.5)	(23.7)	-

Cash (Used in) Provided by Financing Activities	(834.3)	59.4	(282.3)

Change in Cash and Cash Equivalents from Continuing Operations	7.5	(6.9)	(3.9)

Cash and Cash Equivalents at Beginning of Year	28.1	35.0	38.9

Cash and Cash Equivalents at End of Year	$35.6	$28.1	$35.0

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$232.2	$220.9	$233.6
Income taxes (net of refunds)	$80.5	$92.2	$89.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

72	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common Stock	Other Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Stock Options Exercisable	Total
	(Millions of Dollars)
Balance - December 31, 2001	$1.2	$763.8	$1,284.9	($10.8)	($4.2)	$21.2	$2,056.1
Net Income			167.0				167.0
Other comprehensive income
Foreign currency translation				3.0			3.0
Minimum pension liability				(0.8)			(0.8)
Hedging, net				1.1			1.1

Comprehensive income	-	-	167.0	3.3	-	-	170.3
Common stock cash dividends $0.80 per share			(92.4)				(92.4)
Common stock issued		52.6					52.6
Repurchase of common stock		(52.3)					(52.3)
Amortization and forfeiture of restricted stock		(0.2)			0.9		0.7
Stock options exercised		10.2				(10.2)	-
Tax benefit of stock options exercised		4.5					4.5
Other		(0.1)					(0.1)

Balance - December 31, 2002	$1.2	$778.5	$1,359.5	($7.5)	($3.3)	$11.0	$2,139.4
Net Income			244.3				244.3
Other comprehensive income
Foreign currency translation				7.8			7.8
Minimum pension liability				1.3			1.3
Hedging, net				1.5			1.5

Comprehensive income	-	-	244.3	10.6	-	-	254.9
Common stock cash dividends $0.80 per share			(93.7)				(93.7)
Common stock issued		62.9					62.9
Repurchase of common stock		(6.8)					(6.8)
Restricted stock awards					(2.8)		(2.8)
Amortization and forfeiture of restricted stock		(0.3)			1.4		1.1
Stock options exercised		3.8				(3.8)	-
Tax benefit of stock options exercised		5.0					5.0
Other		(1.3)					(1.3)

Balance - December 31, 2003	$1.2	$841.8	$1,510.1	$3.1	($4.7)	$7.2	$2,358.7
Net Income			$306.4				306.4
Other comprehensive income
Foreign currency translation				(8.6)			(8.6)
Minimum pension liability				(3.7)			(3.7)
Hedging, net				1.8			1.8

Comprehensive income	-	-	306.4	(10.5)	-	-	295.9
Common stock cash dividends $0.83 per share			(97.8)				(97.8)
Common stock issued		70.9					70.9
Repurchase of common stock		(152.7)					(152.7)
Restricted stock awards					(0.6)		(0.6)
Performance option awards		5.9			(5.9)		-
Amortization and forfeiture of restricted stock		(0.9)			3.6		2.7
Stock options exercised		4.8				(4.8)	-
Tax benefit of stock options exercised		15.3					15.3

Balance - December 31, 2004	$1.2	$785.1	$1,718.7	($7.4)	($7.6)	$2.4	$2,492.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

73	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31

	2004	2003
	(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $.01 par value; authorized 325,000,000 shares; outstanding - 116,985,822 and 118,425,546 shares	$1.2	$1.2
Other paid in capital	785.1	841.8
Retained earnings	1,718.7	1,510.1
Accumulated other comprehensive income (loss)	(7.4)	3.1
Unearned compensation - restricted stock awards	(7.6)	(4.7)
Stock options exercisable	2.4	7.2

Total Common Equity	2,492.4	2,358.7

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding	-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value; authorized 45,000 shares; outstanding - 44,498 shares	4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding	-	-
Wisconsin Gas
$.01 par value; authorized - zero and 3,000,000 shares; none outstanding	-	-

Total Preferred Stock	30.4	30.4

Long-Term Debt
First mortgage bonds
7-1/4% due 2004	-	140.0

Debentures (unsecured)
6-5/8% due 2006	200.0	200.0
9.47% due 2006	1.4	2.1
3.50% due 2007	250.0	-
4.50% due 2013	300.0	300.0
6.60% due 2013	45.0	45.0
5.20% due 2015	125.0	125.0
6-1/2% due 2028	150.0	150.0
5.625% due 2033	335.0	335.0
6-7/8% due 2095	100.0	100.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

74	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION - (Cont’d)

December 31

	2004	2003
	(Millions of Dollars)
Long-Term Debt - (Cont’d)
Notes (secured, nonrecourse)
3.79% variable rate due 2005 (a)	$6.5	$6.8
6.36% effective rate due 2006	2.2	3.3
6.90% due 2006	1.1	1.1
2% stated rate due 2011	1.3	1.3
4.81% effective rate due 2030	2.0	2.0
2.67% variable rate due 2028 (a)	15.6	16.0

Notes (unsecured)

6-3/8% due 2005	65.0	65.0
6.85% due 2005	10.0	10.0
2.10% variable rate due 2006 (a)	1.0	1.0
5.875% due 2006	250.0	550.0
6.36% effective rate due 2006	2.4	3.6
7.00% to 8.00% due 2001-2008	2.1	2.3
5.50% due 2008	300.0	300.0
6.21% due 2008	20.0	20.0
6.48% due 2008	25.4	25.4
5-1/2% due 2009	50.0	50.0
6.50% due 2011	450.0	450.0
6.51% due 2013	30.0	30.0
2.10% variable rate due 2015 (a)	17.4	17.4
1.25% variable rate due 2016 (b)	-	67.0
1.65% variable rate due 2016 (a)	67.0	-
6.94% due 2028	50.0	50.0
1.52% variable rate due 2030 (b)	-	80.0
1.70% variable rate due 2030 (a)	80.0	-
6.20% due 2033	200.0	200.0

Junior subordinated debentures (unsecured)
6.85% due 2039 (see Note J)	-	206.2

Obligations under capital leases	212.9	213.2
Unamortized discount, net and other	(27.8)	(32.0)
Long-term debt due currently	(101.0)	(166.2)

Total Long-Term Debt	3,239.5	3,570.5

Total Capitalization	$5,762.3	$5,959.6

(a)	Variable interest rate as of December 31, 2004.
(b)	Variable interest rate as of December 31, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

75	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:    Our consolidated financial statements include the accounts of Wisconsin Energy Corporation (Wisconsin Energy, the Company, our, we or us), a diversified holding company, as well as our principal subsidiaries in the following operating segments:

➢	Utility Energy Segment - Consisting of Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas LLC (Wisconsin Gas) and Edison Sault Electric Company (Edison Sault); engaged primarily in the generation of electricity and the distribution of electricity and natural gas; and

➢	Non-Utility Energy Segment - Consisting primarily of W.E. Power, LLC (We Power); engaged principally in the design, development, construction and ownership of electric power generating facilities for long term lease to Wisconsin Electric, and Wisvest Corporation (Wisvest).

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

The most significant reclassifications relate to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective July 31, 2004, we sold our manufacturing business. This segment is now classified as a discontinued operation. The footnotes contained herein have been restated to reflect continuing operations for all periods presented. For further information see Note E - Asset Sales, Divestitures and Discontinued Operations.

Revenues:    We recognize energy revenues on the accrual basis and include estimated amounts for service rendered but not billed.

Wisconsin Electric’s rates include base amounts for estimated fuel and purchased power costs. We can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through our rate review process with the Public Service Commission of Wisconsin (PSCW) and in interim fuel cost hearings when such annualized costs are expected to be more than 3% higher than the forecasted costs used to establish rates.

Wisconsin Electric’s and Wisconsin Gas’ retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

Other Income and Deductions, Net:    We had the following other income and deductions for the years ended December 31:

76	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

Other Income and Deductions, Net	2004	2003	2002
	(Millions of Dollars)
Equity in Earnings of Unconsolidated Affiliates	$30.9	$22.2	$22.9
Carrying Costs on Deferred Assets	12.4	9.3	6.1
Debt Redemption Costs	(22.9)	-	-
Gain on Derivative Contracts (See Note M)	-	-	21.1
Other, net	(4.3)	10.7	(6.4)

Total Other Income and Deductions	$16.1	$42.2	$43.7

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

We had the following property in service by segment at December 31:

Property In Service	2004	2003
	(Millions of Dollars)
Utility Energy	$7,986.3	$7,890.4
Non-Utility Energy	57.7	179.8
Other	194.4	272.2

Total	$8,238.4	$8,342.4

Our regulated utilities collect in their rates future removal costs for many assets that do not have an associated legal asset retirement obligation. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $599.3 million as of December 31, 2004 and $571.1 million as of December 31, 2003.

Estimated useful lives for non-regulated assets are 3 to 28 years for equipment, 2 to 5 years for software and 30 to 40 years for buildings.

For assets other than our regulated assets, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets.

We include capitalized software costs associated with our utility energy segment under the caption “Property, Plant and Equipment” on the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the net book value of regulated capitalized software totaled $28.8 million and $36.0 million, respectively. The net book value of other capitalized software was approximately $2.6 million and $2.2 million as of December 31, 2004 and 2003, respectively.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.2% in 2004, 4.2% in 2003, and 4.5% in 2002. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note H).

We record other property, plant and equipment at cost. Cost includes material, labor, overheads and capitalized interest. We charge additions to and significant replacements of property to property, plant and equipment at cost and we charge minor items to maintenance expense.

We had the following Construction Work in Progress (CWIP) by segment at December 31:

77	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

	2004	2003
	(Millions of Dollars)
Utility Energy	$160.8	$76.2
Non-Utility Energy	432.6	219.8
Other	9.0	0.2

Total	$602.4	$296.2

Allowance For Funds Used During Construction - Regulated:    Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds (AFUDC - debt) used during plant construction and a return on stockholders’ capital (AFUDC - equity) used for construction purposes. AFUDC - debt is recorded as a reduction of interest expense and AFUDC - equity is recorded in Other Income and Deductions, Net.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC - debt and equity at 10.18% during the periods reported.

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

As approved by the PSCW, Wisconsin Gas is allowed to accrue AFUDC on specific large construction projects at a rate of 10.32%.

Our regulated segment recorded the following AFUDC for the years ended December 31:

	2004	2003	2002
	(Millions of Dollars)
AFUDC - Debt	$1.5	$2.9	$2.3
AFUDC - Equity	$2.8	$5.1	$4.3

Capitalized Interest and Carrying Costs - Non-Regulated Energy:    As part of the construction of our power plants under the Power the Future program, we capitalize interest during construction in accordance with SFAS No. 34, Capitalization of Interest Cost. We will amortize capitalized interest over the life of the power plants. For the years ended December 31, 2004 and 2003, we capitalized $17.9 million and $6.5 million of interest costs, at an average rate of 6.1% and 5.7%.

Under the lease agreements associated with our Power the Future power plants, we are able to collect from utility customers the carrying costs associated with the construction of our power plants. We defer these carrying costs on our balance sheet and they will be amortized to revenue over the individual lease term. For the years ended December 31, 2004 and 2003, we have deferred $38.2 million and $17.1 million of carrying costs related to the Power the Future power plants.

Earnings Per Common Share:    We compute basic earnings per common share by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is less than basic earnings per share due to the dilutive effects of stock options.

78	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

Materials, Supplies and Inventories: Our inventory at December 31 consists of:

Materials, Supplies and Inventories	2004	2003
	(Millions of Dollars)

Fossil Fuel	$90.0	$108.0
Natural Gas in Storage	226.7	184.4
Materials and Supplies	92.8	93.2

Total	$409.5	$385.6

We price substantially all fossil fuel, materials and supplies and natural gas in storage inventories using the weighted-average method of accounting.

Regulatory Accounting: Our utility energy segment accounts for its regulated operations in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific orders or by a generic order issued by our primary regulator. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. As of December 31, 2004, we had approximately $62.0 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). For further information, see Note C.

Derivative Financial Instruments: We have derivative physical and financial instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. However, our use of financial instruments is limited. For further information, see Note M.

Cash and Cash Equivalents: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Asset Retirement Obligations: We adopted SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143. For further information see Note L.

Goodwill and Intangible Assets: We account for goodwill and other intangible assets following SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As of December 31, 2004 and 2003, we had recorded $441.9 million of goodwill related to our Utility Energy Segment. As of December 31, 2003, we had recorded $394.0 million of goodwill related to our Manufacturing Segment in Assets Held for Sale.

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

79	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

our annual impairment test for the reporting unit as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2004 impairment test date for our reporting unit.

Impairment or Disposal of Long Lived Assets:    We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less costs to sell. As of December 31, 2004, we had no assets classified as Held for Sale. The manufacturing segment had been reclassified as Held for Sale at December 31, 2003. Consistent with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. For further information, see Note F.

Investments:    We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2004 and 2003, we had a total ownership interest of approximately 37.8% and 39.4%, in American Transmission Company (ATC). We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. We account for our investment in ATC under the equity method.

Income Taxes:    We follow the liability method in accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets. We file a consolidated Federal income tax return. Accordingly, we allocate Federal current tax expense benefits and credits to our subsidiaries based on their separate tax computations. For further information, see Note G.

Stock Options:    We account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) and adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123 (See Notes B and I).

Nuclear Fuel Amortization:    We amortize our nuclear fuel inventory to fuel expense as the power is generated, generally over a period of 60 months.

B - RECENT ACCOUNTING PRONOUNCEMENTS

Share Based Compensation:    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on July 1, 2005. We have not yet determined the method of transition. See Note I for information regarding the pro forma impact of this statement.

80	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –   (Cont’d)

C - REGULATORY ASSETS AND LIABILITIES

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2004	2003
	(Millions of Dollars)
Unrecognized pension costs (See Note O)	$342.8	$189.4
Deferred electric transmission costs	109.6	73.3
Deferred income tax related	99.9	133.0
Plant related - capital lease (See Note J)	61.1	54.5
Environmental costs	58.0	55.6
Unrecovered plant costs	45.9	9.0
Bad debt costs	41.7	21.5
Other, net	90.4	76.0

Total Regulatory Assets	$849.4	$612.3

Regulatory Liabilities	2004	2003
	(Millions of Dollars)
Cost of removal obligations (See Notes H and L)	$599.3	$571.1
Deferred pension - income	116.9	128.3
Income tax related	109.4	126.8
Other, net	96.8	61.5

Total Deferred Regulatory Liabilities	$922.4	$887.7

We record a minimum pension liability to reflect the funded status of our pension plans (see Note O). We have concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability that relate to our utility energy segment qualify as a regulatory asset.

Our regulated subsidiaries record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).

In October 2002, the PSCW issued an order authorizing Wisconsin Electric to implement a surcharge for recovery of annual electric transmission costs projected through 2005. In addition, the PSCW order authorized escrow accounting treatment for transmission costs. The difference between actual incremental transmission costs incurred and the amount being recovered is charged to the escrow account. We have deferred a total of $109.6 million of electric transmission costs as a regulatory asset through December 31, 2004.

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2004, we have recorded $58.0 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $31.4 million of deferrals for actual remediation costs incurred and a $26.6 million accrual for estimated future site remediation (See Note S). In addition, we have deferred $16.7 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We expect to include total actual remediation costs incurred net of the related insurance recoveries in our next rate case at which time we would begin amortizing these costs over the following five years.

As part of our Power the Future initiative, the PSCW approved the retirement and removal of the Port Washington Power Plant coal units to make way for construction of gas fired facilities. In a September 27, 2003 order, the Commission authorized transferring the undepreciated costs and related removal amounts to a regulatory asset account. This deferred unrecovered plant costs totaled $45.9 million at December 31, 2004.

As of December 31, 2004, we have deferred a regulatory asset of $41.7 million for bad debt costs. Prior to October 2002, Wisconsin Gas used the escrow method of accounting for bad debt costs whereby it deferred actual bad debt

81	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

write-off that exceeded amounts that were allowed in its rates. In 2003 and 2004, the PSCW approved our request to defer bad debt write-offs at Wisconsin Gas and Wisconsin Electric to the extent that the write-offs exceeded amounts allowed in rates. We have requested that this deferral accounting continue in 2005. We will request approval to recover these costs in our next Wisconsin rate case.

In connection with the WICOR acquisition, we recorded the funded status of the Wisconsin Gas pension and post-retirement medical plans at fair value at the acquisition date. Due to the expected regulatory treatment of these items, we recorded a regulatory liability (Deferred pension - income) that is being amortized over an average remaining service life of 15 years ending 2015.

D - VARIABLE INTEREST ENTITIES

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity’s facilities and receive electric power. We pay the entity a “toll” to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity’s facility. We have approximately $736.3 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

E - ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

We have been pursuing a corporate strategy since September 2000, which, among other things, identified the divestiture of non-core investments. These assets primarily related to our manufacturing business, non-utility energy investments and real estate.

Manufacturing: Effective July 31, 2004, we sold WICOR, Inc. to Pentair, Inc. and received cash proceeds of $857 million, and Pentair, Inc. assumed approximately $25 million of third party debt.

WICOR’s only asset at the time of the sale consisted of its interest in WICOR Industries. As a condition of the sale, WICOR transferred its ownership of Wisconsin Gas to Wisconsin Energy through a stock redemption. Prior to the transaction, Wisconsin Gas converted from a corporation to a limited liability company (collectively the “Wisconsin Gas transfer”). We expect to pay cash taxes of approximately $114 million as a result of the stock redemption described above. However, we also expect to receive future tax deductions from a step-up in the tax basis of the Wisconsin Gas assets as a result of the Wisconsin Gas transfer. We therefore expect that substantially all of the cash taxes paid on the stock redemption will be recovered as deferred income tax assets through future deductions.

Pursuant to the terms of the sales agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos, and product liability matters associated with the manufacturing business. We have established reserves related to these customary indemnification matters. In addition, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals of the fair value of Wisconsin Gas assets and applicable tax laws. Any changes in the estimates of taxes and indemnification matters

82	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

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

	Year Ended December 31
	2004(a)	2003	2002
	(Millions of Dollars)
Operating revenues	$481.0	$746.1	$685.2
Operating expenses	429.8	677.5	627.6
Interest expense and other	0.3	(0.2)	1.9

Income before income taxes	50.9	68.8	55.7
Income tax expense	19.0	24.9	20.4

Income from operations, net of tax	31.9	43.9	35.3
Gain on Sale, net of taxes of $2.1 million	152.3	-	-

Income from discontinued operations, net of tax	$184.2	$43.9	$35.3

(a)	Includes the results of our manufacturing segment through July 31, 2004.

A summary of the components of cash flows for discontinued operations follows:

	Year Ended December 31
	2004(a)	2003	2002
	(Millions of Dollars)
Net cash flows received from operating activities	$36.9	$93.9	$50.5
Net cash flows received from (used in) investing activities	(41.3)	(70.9)	16.6
Net cash flows used in financing activities	(2.0)	(6.1)	(66.6)

Net (decrease) increase in cash and temporary cash investments	($6.4)	$16.9	$0.5

Supplemental cash flow information:
Interest	$0.5	$1.0	$2.0
Income taxes, net of refunds	$8.5	$7.8	$1.1

(a)	Includes the results of our manufacturing segment through July 31, 2004.

Cash and temporary cash investments of discontinued operations as of December 31, 2003 totaled $25.4 million and are included in Assets held for sale in the Consolidated Balance Sheet.

Non-Utility:    During 2003, we sold our investment in two energy marketing companies, a small investment in assets of a Minergy Corp. project, a 500 megawatt natural gas power island and miscellaneous small real estate and other sales. These sales resulted in net cash proceeds of approximately $56.0 million and $32.0 million in tax benefits. In addition, we received $15.0 million in dividends from certain of these companies at closing.

83	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

During 2002, we completed the sale of Wisvest - Connecticut LLC (Wisvest Connecticut), which resulted in net cash proceeds of approximately $220.0 million.

F - ASSET VALUATION CHARGES

In the third quarter of 2004, we recorded non-cash asset valuation charges of $149.0 million ($96.9 million after-tax) related to Minergy Neenah and Calumet. These charges are discussed below. During 2003, we recorded asset valuation charges totaling $59.5 million, of which $19.4 million related to the write-off of our remaining investment in Androscoggin LLC, an independent power project and $40.1 million related to an investment in a power island. The power island is discussed in more detail below. During the first quarter of 2002, we recorded $141.5 million of impairment charges of which $125.1 million was related to our non-utility energy segment (primarily Wisvest - Connecticut) and a $16.4 million charge related to a decline in a venture capital investment. Wisvest - Connecticut was sold in the fourth quarter of 2002.

Minergy Neenah: Minergy Neenah is a waste to energy facility that recycles paper sludge from area paper mills into steam, renewable electricity and glass aggregate. One of Minergy Neenah’s key revenue sources is a long-term steam contract with a paper company whereby Minergy Neenah sells steam to the paper company’s facility in Neenah. The paper company contacted Minergy Neenah to request a renegotiation of the steam contract to help sustain the long-term viability of the paper company’s facility. Given the importance of the long-term steam contract to Minergy Neenah, we believed it was important to help maintain the viability of the paper company’s facility. In October 2004, we signed an amendment to the steam contract which will reduce estimated steam revenues through 2017. We concluded the asset was impaired and recorded a non-cash asset valuation charge of $27.0 million ($17.6 million after-tax) in the third quarter of 2004.

Calumet: Calumet is a 308 megawatt natural gas-based peaking power plant located in Chicago, Illinois. Since May 1, 2004, Calumet has operated under the control of PJM Interconnection, L.L.C. (PJM), a regional transmission organization that also operates bid based energy and capacity markets. In the third quarter of 2004, we determined that (i) Calumet has significant risk associated with liquidated damages for certain energy sales within the PJM market, (ii) the elimination of the risk is not guaranteed via assumption of the risk by a third party marketer or through the availability of appropriate insurance, and (iii) nonacceptance of, or failure to arrange for, coverage of the risk greatly diminishes the ability to viably sell merchant capacity, which has resulted in a change in the anticipated economics of the facility and the determination of an impairment of the facility. We concluded that this asset was impaired and recorded a non-cash asset valuation charge of $122.0 million ($79.3 million after-tax) in the third quarter of 2004.

Power Island: Wisvest had purchased a 500 megawatt power island consisting of gas turbine generators and related equipment. This power island was not identified for a specific project. In 2002, we took possession of the power island and put it in storage. In the third quarter of 2003, we recorded a non-cash asset valuation charge of $40.1 million ($26.0 million after tax) to reflect the impairment of this asset. We determined in the third quarter of 2003 based on information obtained from our efforts to market the power island, that the carrying value of this asset exceeded market values. We estimated the fair market value of our 500 megawatt power island based upon a definitive agreement we entered into to sell the asset. This asset was sold in the fourth quarter of 2003 with no additional loss.

84	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

G - INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2004	2003	2002
	(Millions of Dollars)
Current tax expense	$73.8	$93.9	$138.9
Deferred income taxes, net	11.3	21.2	(48.7)
Investment tax credit, net	(4.8)	(4.9)	(4.9)

Total Income Tax Expense	$80.3	$110.2	$85.3

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

	2004		2003		2002
Income Tax Expense	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
	(Millions of Dollars)
Expected tax at statutory federal tax rates	$70.9	35.0%	$108.7	35.0%	$76.0	35.0%
State income taxes net of federal tax benefit	20.2	10.0%	21.0	6.8%	21.5	9.9%
Investment tax credit restored	(4.8)	(2.4%)	(4.9)	(1.6%)	(4.9)	(2.3%)
Federal Historical rehabilitation credits (net)	(1.0)	(0.5%)	(1.7)	(0.5%)	(6.0)	(2.7%)
Other, net	(5.0)	(2.5%)	(12.9)	(4.2%)	(1.3)	(0.6%)

Total Income Tax Expense	$80.3	39.6%	$110.2	35.5%	$85.3	39.3%

The state income tax rate between 2004 and 2003 was adversely affected by the inability to receive state tax benefits from certain asset valuation charges.

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2004	2003	2004	2003
	(Millions of Dollars)
Property-related	$ -	$ -	$634.8	$693.8
Construction advances	-	-	(80.1)	(82.9)
Decommissioning trust	-	-	(74.5)	(65.5)
Recoverable gas costs	8.1	6.4	-	-
Prepaid taxes and insurance	(29.5)	-	-	-
Uncollectible account expense	(3.0)	16.6	-	-
Employee benefits and compensation	13.7	10.7	(12.3)	1.4
Deferred transmission costs	-	-	40.5	21.8
State NOL’s	-	-	(22.0)	(18.0)
Valuation allowance	-	-	40.5	22.5
Other	15.6	22.8	3.5	(2.3)

Total Deferred Income Taxes	$4.9	$56.5	$530.4	$570.8

85	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

We had not recorded $22.0 million and $18.0 million of tax benefits as of December 31, 2004 and 2003 primarily related to state loss carryforwards due to the uncertainty of the ability to benefit from these losses in the future. These loss carryforwards begin to expire in 2008 and have been reduced by a valuation allowance.

H - NUCLEAR OPERATIONS

Point Beach Nuclear Plant:    Wisconsin Electric owns two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. We currently expect the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2. In February 2004, Nuclear Management Company (NMC) and Wisconsin Electric filed an application with the United States Nuclear Regulatory Commission (NRC) to renew the operating licenses for both of Wisconsin Electric’s nuclear reactors for an additional 20 years. We expect the NRC to make a decision on the license extension application by January 2006, based upon the NRC’s published schedule.

Nuclear Insurance:    The Price-Anderson Act currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.6 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.3 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited (NEIL), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.1 billion at Point Beach. Under policies issued by NEIL, the insured member may be liable for a retrospective premium in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric’s maximum retrospective liability under the above policies is $16.5 million.

Wisconsin Electric also maintains insurance with NEIL through which it can recover up to $3.5 million per week, subject to a total limit of $490 million, during any prolonged outage at Point Beach caused by accidental property damage. Wisconsin Electric’s maximum retrospective liability under this policy is $9.6 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

Nuclear Decommissioning:    We record decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning funding was $17.6 million for each of the years ended 2004, 2003 and 2002. As of December 31, 2004 and 2003, we had the following investments in Nuclear Decommissioning Trusts, stated at fair value.

	2004	2003
	(Millions of Dollars)
Funding and Realized Earnings	$529.1	$485.2
Unrealized Gains	208.7	189.2

Total Investments	$737.8	$674.4

As of December 31, 2004 approximately 66.7% of the trusts were invested in equity securities and 33.3% were invested in debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric’s debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund are determined on the basis of specific identification; net unrealized gains on the fund are recorded as part of the fund.

86	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

We record an Asset Retirement Obligation (ARO) under SFAS 143 for future decommissioning costs based upon the net present value of the expected cash flows associated with our legal obligation to decommission our nuclear plants. As of December 31, 2004 and 2003, our ARO associated with nuclear decommissioning totaled $745.3 million and $708.5 million, respectively. We recover decommissioning costs in our regulated rates. We record a regulatory asset to the extent that our decommissioning ARO exceeds amounts collected in rates and cumulative investment gains (our nuclear trust investments). In the future, to the extent that our nuclear trust investments exceed the decommissioning ARO, we would expect to record a regulatory liability. For further information on ARO’s see Note L.

The decommissioning ARO is calculated using several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is expected to be performed and the discount rate applied to future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes.

In 2002, we engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the decommissioning ARO. The 2002 site specific study estimated that the cost to decommission the plant in 2003 year dollars was approximately $1.1 billion. At least every four years these studies are reviewed which could result in future changes to the decommissioning ARO. The differences between the regulatory funding liability and the decommissioning ARO are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows.

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, we do not expect to make any significant nuclear decommissioning expenditures before the year 2011.

Decontamination and Decommissioning Fund: The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund (D&D Fund) for the United States Department of Energy’s nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2004, Wisconsin Electric recorded its remaining estimated liability equal to projected special assessments of $7.2 million. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next three years ending in 2007.

I - COMMON EQUITY

Common Stock Activity: In September 2000, the Board of Directors amended the common stock repurchase plan to authorize us to purchase up to $400 million of our shares of common stock in the open market. In 2004, we purchased and retired approximately 1.6 million shares of common stock for $50.4 million. The plan expired on December 31, 2004. Over the life of the plan we purchased and retired approximately 14.9 million shares of common stock for $344.0 million.

Prior to February 2004, we issued shares of our common stock to fulfill obligations under various employee benefit plans and the dividend reinvestment plan. We received proceeds of approximately $4.8 million, $62.9 million, and $52.6 million during 2004, 2003, and 2002, related to these share issuances. In February 2004, we announced that we did not expect to issue new shares under these programs; rather we instructed the plan agents to begin purchasing the shares in the open market in lieu of issuing new shares. During 2004, our plan agents purchased 3.2 million shares at a cost of $102.3 million to fulfill exercised stock options. In 2004, we received proceeds of $66.1 million related to the exercise of stock options.

Stock Based Compensation Plans: Our 1993 Omnibus Stock Incentive Plan, as amended (OSIP), as approved by stockholders, enables us to provide a long-term incentive through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees of the Company and its subsidiaries. The OSIP provides for the

87	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

granting of stock options, stock appreciation rights, stock awards and performance units. Awards may be paid in common stock, cash or a combination thereof.

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock’s fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The stock options that were granted prior to 2005 generally vest on a straight line basis over a four year period and expire no later than ten years from the date of grant.

The following is a summary of our stock options issued through December 31, 2004. In addition to the OSIP, the table below reflects our assumption of former WICOR options in 2000, which were converted into options to purchase shares of Wisconsin Energy common stock on the same terms and conditions as were applicable under the WICOR options.

	2004		2003		2002
Stock Options	Number Of Options	Weighted - Average Exercise Price	Number of Options	Weighted - Average Exercise Price	Number of Options	Weighted - Average Exercise Price
Outstanding at January 1	9,823,935	$22.87	8,307,190	$21.21	7,135,463	$19.16
Granted	1,844,765	$33.44	2,913,289	$26.05	2,465,815	$22.88
Exercised	(3,249,688)	$20.97	(1,357,197)	$19.55	(1,284,500)	$13.47
Forfeited	(128,701)	$28.21	(39,347)	$21.97	(9,588)	$24.38

Outstanding at December 31	8,290,311	$25.88	9,823,935	$22.87	8,307,190	$21.21

Exercisable at December 31	8,090,987	$25.99	4,303,482	$21.25	4,267,604	$20.56

In December, 2004, the Compensation Committee of the Board of Directors approved certain changes to unvested options and to future grants. The Compensation Committee approved the acceleration of vesting of all unvested options awarded to executive officers and other key employees in 2002, 2003 and 2004 in anticipation of the changes in accounting required under the new accounting standard for share based payments which is effective July 1, 2005. In addition, the Compensation Committee determined that future option grants would be non-qualified stock options and they would vest on a cliff-basis after a three year period. The Company recorded a $0.4 million charge, net of tax, in connection with the accelerated vesting of unvested stock options.

In January 2005, the Compensation Committee awarded 1,328,966 non-qualified stock options to our officers and key employees under its normal schedule of awarding long-term incentive compensation.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Average Exercise Price	Life (years)	Number	Average Exercise Price
$9.30 to $19.97	797,094	$17.99	4.6	797,094	$17.99
$20.39 to $23.05	2,428,418	$21.89	6.6	2,270,760	$21.97
$24.58 to $27.65	2,542,747	$25.71	7.3	2,501,081	$25.71
$29.13 to $33.44	2,522,052	$32.40	8.1	2,522,052	$32.40

	8,290,311	$25.88	7.1	8,090,987	$25.99

88	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

We follow APB 25 and related interpretations when accounting for our stock option plans and we have adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	4.6%	4.5%	5.6%
Dividend yield	2.5%	3.1%	3.5%
Expected volatility	23.10%	25.73%	25.5%
Expected life (years)	10	10	10
Pro forma weighted average fair value of our stock options granted	$9.45	$7.04	$6.25

As described more fully in the following table, our diluted earnings would have been reduced by $0.24, $0.06 and $0.05 per share, respectively, had we expensed the 2004, 2003 and 2002 grants for stock-based compensation plans under SFAS 123. The 2004 pro forma expense includes the effect of accelerating the vesting of stock options, as described above, which resulted in a pro forma expense of $0.16 per share.

	2004	2003	2002
	(Millions of Dollars, Except Per Share Amounts)

Net Income
As reported	$306.4	$244.3	$167.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$2.5	$0.7	$0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$31.5	$8.5	$5.3

Pro forma	$277.4	$236.5	$162.0

Basic Earnings Per Common Share
As reported	$2.60	$2.09	$1.45
Pro forma	$2.36	$2.02	$1.40

Diluted Earnings Per Common Share
As reported	$2.57	$2.06	$1.44
Pro forma	$2.33	$2.00	$1.39

The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during 2004, 2003 and 2002:

	2004		2003		2002
Restricted Shares	Number of Shares	Weighted - Average Market Price	Number of Shares	Weighted - Average Market Price	Number of Shares	Weighted - Average Market Price

Outstanding at January 1	294,920		219,052		243,941
Granted	16,570	$33.36	104,500	$27.72	-	-
Released / Forfeited	(90,127)	$22.87	(28,632)	$22.84	(24,889)	$20.64

Outstanding at December 31	221,363		294,920		219,052

89	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  –  (Cont’d)

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock generally expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, we record the market value of the restricted stock awards on the date of grant as a separate unearned compensation component of common stock equity and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

In January 2004, the Compensation Committee granted 159,159 performance shares to officers and other key employees. The ultimate number of shares of Common Stock which will be awarded under this program is dependent upon the achievement of certain financial performance of the Company’s stock over a three year period ending December 31, 2006. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award.

In January 2005, the Compensation Committee granted 101,834 performance units to executive officers and other key employees. These awards are similar to the January 2004 grant, except that these units will be settled in cash instead of shares of our common stock.

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

J - LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:    At December 31, 2004, the maturities and sinking fund requirements through 2009 and thereafter for the aggregate amount of our long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)
2005	$ 86.3
2006	455.8
2007	251.0
2008	346.5
2009	50.8
Thereafter	1,965.0

Total	$3,155.4

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In August 2004, Wisconsin Electric retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity. Wisconsin Electric financed this retirement through the issuance of short-term commercial paper.

In September 2004, we used cash proceeds from the sale of WICOR Industries for the redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006. In September 2004, we recorded approximately $17.0 million of costs associated with this early redemption, which are included in Other Income and Deductions, Net in our Consolidated Income Statement for the year ended December 31, 2004.

90	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

In November 2004, Wisconsin Electric sold $250 million of unsecured 3.50% debentures due December 1, 2007. The securities were issued under an existing $665 million shelf registration statement filed with the Securities and Exchange Commission (SEC). The proceeds from the sale were used to repay our outstanding commercial paper.

In December 2004, Wisconsin Electric refinanced $147 million of the $165 million aggregate principal amount of unsecured variable rate putable weekly reset tax-exempt debt with new “auction” non-putable unsecured variable rate weekly reset tax-exempt debt.

In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under a shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of our outstanding commercial paper as it matured.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric’s debt securities in June 2003 and to fund the early redemption in August 2003 of another $60 million debt issue.

In October 2003, Wisconsin Electric redeemed $9 million of 6.85% First Mortgage Bonds.

In December 2003, Wisconsin Gas sold $125 million of unsecured 5.20% debentures due 2015. These securities were issued under an existing $200 million shelf registration statement filed with the SEC. The proceeds of the offering were used to repay short-term debt.

Obligations Under Capital Leases:    In 1997, Wisconsin Electric entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant’s electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $24.3 million, $23.4 million and $22.3 million in minimum lease payments during 2004, 2003, and 2002, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see deferred regulatory asset - plant related - capital lease in Note C). Due to the timing of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under the capital lease to increase to $160.2 million by the end of 2005 before each is reduced to zero over the remaining life of the contract.

Wisconsin Electric also has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust) which is treated as a capital lease. We lease and amortize the nuclear fuel to fuel expense as power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event that Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust’s commercial paper and line of credit borrowings that finance the investment in nuclear fuel. We recorded $1.4 million of interest expense on the nuclear fuel lease in fuel expense during 2004 and 2003 and $1.9 million during 2002.

Following is a summary of Wisconsin Electric’s capitalized leased facilities and nuclear fuel at December 31.

91	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

Capital Lease Assets	2004	2003
	(Millions of Dollars)

Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(41.4)	(35.7)

Total Leased Facilities	$98.9	$104.6

Nuclear Fuel
Under capital lease	$120.2	$115.9
Accumulated amortization	(74.0)	(67.0)
In process/stock	38.8	29.5

Total Nuclear Fuel	$85.0	$78.4

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2004 are as follows:

Capital Lease Obligations	Purchase Power Commitment	Nuclear Fuel Lease	Total
	(Millions of Dollars)

2005	$30.1	$24.0	$54.1
2006	31.2	16.5	47.7
2007	32.4	8.6	41.0
2008	33.6	5.4	39.0
2009	34.9	1.1	36.0
Thereafter	369.0	-	369.0

Total Minimum Lease Payments	531.2	55.6	586.8
Less: Estimated Executory Costs	(113.8)	-	(113.8)

Net Minimum Lease Payments	417.4	55.6	473.0
Less: Interest	(257.4)	(2.7)	(260.1)

Present Value of Net Minimum Lease Payments	160.0	52.9	212.9
Less: Due Currently	-	(21.8)	(21.8)

	$160.0	$31.1	$191.1

Trust Preferred Securities:    In March 1999, WEC Capital Trust I, a Delaware business trust of which we own all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I was $206.2 million of 6.85% junior subordinated debentures issued by us and due March 31, 2039. The terms and interest payments on these debentures corresponded to the terms and distributions on the trust preferred securities. WEC Capital Trust I had been consolidated into our financial statements prior to adoption of Interpretation 46. In March 2004, WEC Capital Trust I, the issuer of our trust preferred securities, redeemed all of the $200 million of the outstanding trust preferred securities, which required us to redeem our long-term notes due to WEC Capital Trust I. We financed this redemption through the issuance of short-term commercial paper. In March 2004, we recorded approximately $5.9 million of costs associated with this early redemption, which are included in Other Income and Deductions, Net in our Consolidated Income Statement for the year ended December 31, 2004.

92	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

K - SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2004		2003
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
	(Millions of Dollars, except for percentages)

Commercial paper	$338.0	2.35%	$590.8	1.18%

On December 31, 2004, we had approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. We had approximately $338.0 million of total consolidated short-term debt outstanding on such date. Our bank back-up credit facilities mature beginning April 2006 through November 2007.

The following information relates to Short-Term Debt for the years ending December 31, 2004 and 2003:

	2004	2003
	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$627.8	$930.7
Average Short-Term Debt Outstanding	434.9	642.9
Weighted Average Interest Rate	1.41%	1.28%

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require the companies to maintain a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

Wisconsin Energy’s bank back-up credit facilities require us to maintain a minimum ratio of consolidated EBITDA (Earnings before interest, taxes, depreciation and amortization) to consolidated interest expense. For the twelve months ended December 31, 2004 we were in compliance.

L - ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach). Prior to January 2003, we recorded a long-term liability for accrued nuclear decommissioning costs. See Note H for further information about the nuclear decommissioning of Point Beach including our investments in Nuclear Decommissioning Trusts that are restricted to nuclear decommissioning.

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

The following table presents the change in our asset retirement obligations during 2004.

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/04
	(Millions of Dollars)

Asset Retirement Obligations	$732.0	$ -	$7.1	$37.3	$ -	$762.2

93	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

M - DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

Wisvest - Connecticut LLC, which was sold December 6, 2002, had fuel oil contracts utilized to mitigate the commodity risk associated with generation costs. These contracts were defined as derivatives under SFAS 133 and did not qualify or were not designated for hedge accounting treatment. For the year ended December 31, 2002, we recorded non-cash, after - tax income of $12.7 million to reflect the changes in fuel oil prices during the year and the settlement of transactions.

We have a limited number of financial contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These contracts are utilized to manage the cost of gas for utility operations and gas used in testing a new generating unit under construction. Changes in the fair market values of these instruments are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income for utility operations are reported in earnings and amounts related to the new generating unit are capitalized.

For the years ended December 31, 2004 and 2003 the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which we are hedging our exposure to the variability in future cash flows of forecasted transactions as of December 31, 2004 was six months. We estimate that $0.6 million will be reclassified from Accumulated Other Comprehensive Income to earnings or capitalized to Plant during the first six months of 2005.

During March 2003, we settled several treasury lock agreements entered into earlier in the first quarter of 2003 and during the third quarter of 2002 to mitigate interest rate risk associated with the issuance of $200 million of long-term unsecured senior notes in March 2003. As these agreements qualified for cash flow hedging accounting treatment under SFAS 133, the payment made upon settlement of these agreements is deferred in Accumulated Other Comprehensive Income and is being amortized as an increase to Interest Expense over the same period in which the interest cost is recognized in income.

We reclassified $0.8 million in treasury lock agreement settlement payments deferred in Accumulated Other Comprehensive Income, as an increase to Interest Expense for the year ended December 31, 2004. We estimate that during the next twelve months, $0.6 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings. We reclassified $0.8 million to Interest Expense for the year ended December 31, 2003.

In addition, during 2004, in conjunction with the redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006, $0.6 million of a treasury lock agreement settlement payment previously deferred in Accumulated Other Comprehensive Income was reclassified to Other Income and Deductions, Net.

94	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2004		2003
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$737.8	$737.8	$674.4	$674.4
Preferred stock, no redemption required	$30.4	$22.7	$30.4	$20.9
Long-term debt including current portion	$3,155.4	$3,301.0	$3,555.5	$3,699.0

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note H). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company’s bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2004.

O - BENEFITS

Pensions and Other Post-retirement Benefits:    We have funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

We also have other post-retirement benefit plans covering substantially all of our employees. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

95	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

	Pension Benefits			Other Post-retirement Benefits
Status of Benefit Plans	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,100.6	$1,010.0	$974.8	$366.0	$327.6	$262.5
Service cost	30.2	30.6	22.1	12.0	10.8	8.0
Interest cost	69.1	67.4	68.5	21.8	22.3	19.8
Plan participants’ contributions	-	-	-	-	0.9	6.9
Plan amendments	2.0	19.4	(1.2)	0.7	5.1	2.3
Actuarial loss	103.8	33.7	32.8	9.9	14.8	51.6
Acquisitions / divestitures	-	-	(20.3)	-	-	(1.9)
Benefits paid	(100.7)	(60.5)	(66.7)	(14.9)	(15.5)	(21.6)

Benefit Obligation at December 31	$1,205.0	$1,100.6	$1,010.0	$395.5	$366.0	$327.6

Change in Plan Assets
Fair Value at January 1	$926.3	$801.6	$993.9	$166.8	$137.8	$148.8
Actual earnings (loss) on plan assets	95.4	183.0	(119.0)	12.3	24.7	(11.1)
Employer contributions	77.5	2.2	5.4	19.4	18.9	16.0
Plan participants’ contributions	-	-	-	-	0.9	6.9
Acquisitions / divestitures	-	-	(12.0)	-	-	(1.2)
Benefits paid	(100.7)	(60.5)	(66.7)	(14.9)	(15.5)	(21.6)

Fair Value at December 31	$998.5	$926.3	$801.6	$183.6	$166.8	$137.8

Funded Status of Plans
Funded status at December 31	($206.5)	($174.3)	($208.4)	($211.8)	($199.2)	($189.8)
Unrecognized
Net actuarial loss	360.7	281.6	352.1	129.2	124.2	131.1
Prior service cost	34.0	36.8	22.2	6.9	6.9	2.4
Net transition (asset) obligation	(0.1)	(2.3)	(4.6)	12.6	14.2	15.8

Net Asset (Accrued Benefit Cost)	$188.1	$141.8	$161.3	($63.1)	($53.9)	($40.5)

Amounts recognized in the Balance Sheet consist of:
Regulatory assets (See Note C)	$342.8	$189.4		$ -	$ -
Other deferred charges	34.3	45.1		51.5	50.0
Minimum pension liability	(152.8)	(34.7)		-	-
Other long-term liabilities	(45.4)	(61.0)		(114.6)	(103.9)
Other comprehensive income	9.2	3.0		-	-

Net amount recognized at end of year	$188.1	$141.8		($63.1)	($53.9)

The accumulated benefit obligation for all defined benefit plans was $1,195.5 million and $1,013.5 million at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

	2004	2003
	(Millions of Dollars)
Projected benefit obligation	$1,189.1	$1,081.2
Accumulated benefit obligation	$1,181.1	$994.8
Fair value of plan assets	$998.5	$926.3

96	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

The components of net periodic pension and other post-retirement benefit costs are:

Benefit Plan Cost Components	Pension Benefits			Other Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$30.2	$30.6	$22.1	$12.0	$10.8	$8.0
Interest cost	69.1	67.4	68.5	21.8	22.3	19.8
Expected return on plan assets	(85.6)	(87.3)	(93.6)	(14.1)	(11.6)	(12.6)
Amortization of:
Transition (asset) obligation	(2.3)	(2.3)	(2.3)	1.6	1.6	1.6
Prior service cost	4.8	4.8	3.4	0.7	0.6	0.2
Actuarial loss	15.0	3.4	3.1	6.6	8.6	4.6

Net Periodic Benefit Cost	$31.2	$16.6	$1.2	$28.6	$32.3	$21.6

Weighted-Average assumptions used to determine benefit obligations at Dec. 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0

Weighted-Average assumptions used to determine net cost for year ended Dec. 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0
Assumed health care cost trend rates at Dec. 31
Health care cost trend rate assumed for next year				10	10	10
Rate that the cost trend rate gradually Declines to				5	5	5
Year that the rate reaches the rate it is Assumed to remain at				2010	2009	2008

The expected long-term rate of return on plan assets was 9% in 2004 and 2003. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:    We use various Employees’ Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts’ assets are mutual funds or commingled indexed funds.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$28.7	($25.9)
Total of service and interest cost components	$3.5	($3.0)

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

97	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The act resulted in a reduction of $24.1 million in our benefit obligation and reduced our 2004 SFAS 106 expense by $4.7 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements are still accurate. The final regulations have not yet addressed account based plans similar to the Cash Balance Medical Plan covering former Wisconsin Gas employees. These plans are expected to be addressed by the regulations in February 2005. At this point, we do not expect the final regulations will change our estimates.

Plan Assets:    In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. Our pension plans asset allocation at December 31, 2004 and 2003, and our target allocation for 2005, by asset category, are as follows:

Asset Category	Target Allocation	Percentage of Pension Plans Assets at December 31
	2005	2004	2003
Equity Securities	72%	73%	76%
Debt Securities	28%	27%	24%

Total	100%	100%	100%

Our common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Our other post-retirement benefit plans asset allocation at December 31, 2004 and 2003, and our target allocation for 2005, by asset category, are as follows:

Asset Category	Target Allocation	Percentage of Other Benefit Plans Assets at December 31
	2005	2004	2003
Equity Securities	46%	45%	48%
Debt Securities	53%	54%	50%
Other	1%	1%	2%
Total	100%	100%	100%

Our common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Cashflows:

Employer Contributions	Pension Benefits	Other Post- Retirement Benefits
	(Millions of Dollars)

2003	$2.2	$18.9
2004	$77.5	$19.4
2005 (Expected)	$5.7	$20.8

98	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

Of the $5.7 million expected to be contributed to fund pension benefits in 2005, none will be for our qualified plans since there is no minimum required by law. We contributed $55.7 million to our qualified pension plans during 2004. There was no contribution made during 2003 to the qualified pension plans.

The entire contribution to the other post-retirement benefit plans during 2004 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross Other Post Employment Benefits	Expected Medicare Part D Subsidy
	(Millions of Dollars)

2005	$81.3	$21.9	$ -
2006	$85.2	$22.9	($1.2)
2007	$91.8	$23.9	($1.3)
2008	$92.4	$24.7	($1.4)
2009	$99.8	$25.6	($1.5)
2010-2014	$534.5	$151.4	($8.7)

Savings Plans:    We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans we expensed matching contributions of $10.5 million, $10.1 million and $10.0 million during 2004, 2003 and 2002, respectively.

Severance Plans:    For the year ended December 31, 2004 we incurred $30.5 million ($18.3 million after-tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management employees of Wisconsin Energy and its subsidiaries who voluntarily resigned in the fourth quarter of 2004. The program was enacted to help reduce the upward pressure on operating expenses.

Approximately 200 employees received severance benefits during 2004. As of December 31, 2004 we have accrued $6.6 million of severance benefits which are expected to be paid during 2005.

P - GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of December 31, 2004 we had the following guarantees:

	Maximum Potential Future Payments	Outstanding Dec 31, 2004	Liability Recorded at Dec 31, 2004
	(Millions of Dollars)
Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	45.5	45.5	-

Wisconsin Electric	231.0	0.1	-
Subsidiary	20.5	9.7	0.1

Total	$297.0	$55.3	$0.1

99	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

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

Other guarantees support obligations of our affiliates to third parties under loan agreements, surety bonds and obligations under legal proceedings of the manufacturing business which was sold in July 2004. In the event our affiliates or the manufacturing business fail to perform, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric’s nuclear insurance program (See Note H).

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations.

Postemployment benefits:    Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $15.6 million as of December 31, 2004.

Q - SEGMENT REPORTING

Our reportable operating segments at December 31, 2004 include a utility energy segment and a non-utility energy segment. Additionally, our manufacturing segment was an operating segment prior to the sale of the segment in July 2004 to Pentair, Inc. We have organized our reportable operating segments based in part upon the regulatory environment in which our utility subsidiaries operate. In addition, the segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

Our utility energy segment primarily includes our electric and natural gas utility operations. Our electric utility operation engages in the generation, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Our natural gas utility operation is engaged in the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas throughout Wisconsin. Our non-utility energy segment derives its revenues primarily from the ownership of electric power generating facilities for long-term lease to Wisconsin Electric and economic interests in other energy-related entities.

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2004, 2003 and 2002, is shown in the following table. The segment information below includes non-cash impairment charges of $149.0 million ($96.9 million after tax or $0.81 per share) in 2004, $45.6 million ($29.7 million after tax or $0.25 per share), net of gains in 2003 and $141.5 million ($92.0 million after tax or $0.79 per share) in 2002, primarily related to the Non-Utility Energy segment (See Notes E and F). Substantially all of our long-lived assets and operations are domestic.

100	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

	Reportable Operating Segments			Other (a), Corp. (c) & Reconciling Elims. (b)	Total Consolidated
	Energy
Year Ended	Utility	Non-Utility	Manufacturing (c)
	(Millions of Dollars)
December 31, 2004
Operating Revenues (b)	$3,375.4	$21.6	$ -	$34.1	$3,431.1
Depreciation, Decommissioning and Amortization	$315.5	$6.1	$ -	$5.5	$327.1
Operating Income (Loss)	$528.6	($120.4)	($3.0)	($25.4)	$379.8
Equity in Earnings (Losses) of Unconsolidated Affiliates	$30.1	$ -	$ -	$0.8	$30.9
Interest Expense	$108.6	$14.6	$9.9	$60.3	$193.4
Income Tax Expense	$174.5	($48.1)	($5.0)	($41.1)	$80.3
Income from Discontinued Operations, Net	$ -	$ -	$31.9	$152.3	$184.2
Net Income (Loss)	$283.9	($86.6)	$26.6	$82.5	$306.4
Capital Expenditures	$426.5	$191.0	$10.7	$19.3	$647.5
Total Assets	$8,775.3	$506.8	$ -	$283.3	$9,565.4

December 31, 2003
Operating Revenues (b)	$3,263.9	$14.4	$ -	$30.0	$3,308.3
Depreciation, Decommissioning and Amortization	$316.2	$7.4	$ -	$6.2	$329.8
Operating Income (Loss)	$544.1	($61.5)	($1.7)	$1.3	$482.2
Equity in Earnings (Losses) of Unconsolidated Affiliates	$25.9	($8.9)	$ -	$5.2	$22.2
Interest Expense	$104.1	$17.7	$18.6	$73.4	$213.8
Income Tax Expense	$182.6	($35.2)	($7.0)	($30.2)	$110.2
Income from Discontinued Operations, Net	$ -	$ -	$43.9	$ -	$43.9
Net Income (Loss)	$294.1	($52.7)	$30.8	($27.9)	$244.3
Capital Expenditures	$455.6	$163.6	$10.4	$29.8	$659.4
Total Assets	$8,303.9	$397.6	$938.0	$375.0	$10,014.5

December 31, 2002
Operating Revenues (b)	$2,852.1	$167.2	$ -	$31.7	$3,051.0
Depreciation, Decommissioning and Amortization	$308.3	$5.1	$ -	$5.1	$318.5
Operating Income (Loss)	$562.1	($132.0)	($1.4)	($28.3)	$400.4
Equity in Earnings (Losses) of Unconsolidated Affiliates	$23.4	($8.5)	$ -	$8.0	$22.9
Interest Expense	$107.3	$25.9	$16.2	$77.7	$227.1
Income Tax Expense	$184.1	($49.3)	($6.1)	($43.4)	$85.3
Income from Discontinued Operations, Net	$ -	$ -	$35.3	$ -	$35.3
Net Income (Loss)	$295.2	($94.4)	$24.0	($57.8)	$167.0
Capital Expenditures	$405.4	$92.7	$15.0	$43.7	$556.8
Total Assets	$7,820.5	$348.7	$925.5	$371.2	$9,465.9

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark, non-utility investment in renewable energy and recycling technologies by Minergy as well as interest on corporate debt and in 2004, the gain on the sale of the manufacturing segment.

(b)	An elimination for intersegment revenues is included in Operating Revenues of $6.8 million, $5.9 million and $3.1 million for 2004, 2003 and 2002, respectively.

(c)	The sale of our manufacturing segment was completed effective July 31, 2004. The financial information presented for the manufacturing segment in 2004 is for the seven months ended July 31, 2004. The gain on the sale of the manufacturing segment is reflected in Corporate and Other. Certain corporate overheads reported in the manufacturing segment continue to exist following the sale and are reported in continuing operations. Certain other corporate costs are directly attributable to the discontinued operations.

101	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

R - RELATED PARTIES

American Transmission Company:    We have a 37.8% interest in ATC, a regional transmission company established in 2000 under Wisconsin legislation. During 2004, 2003 and 2002, we paid ATC $105.8 million, $94.4 million and $87.3 million, respectively, for transmission services. We also provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC.

Guardian Pipeline:    We have a one third ownership interest in Guardian Pipeline, L.L.C., which owns and operates an interstate natural gas pipeline. Wisconsin Gas has committed to purchase 650,000 dekatherms per day of capacity (approximately 87% of the pipeline’s total capacity) under the terms of a 10 year transportation agreement expiring December 2012.

S - COMMITMENTS AND CONTINGENCIES

Capital Expenditures:    We have made certain commitments in connection with 2005 capital expenditures.

Operating Leases:    We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)
2005	$50.4
2006	50.0
2007	49.3
2008	33.8
2009	20.8
Thereafter	66.1

$270.4

Environmental Matters:    We periodically review our exposure for environmental remediation costs as evidence becomes available indicating that our liability has changed. Given current information, including the following, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites previously used by Wisconsin Electric or Wisconsin Gas, and coal ash disposal/landfill sites used by Wisconsin Electric, as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:    We have identified fourteen sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. We have completed planned remediation activities at five of those sites. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have identified additional sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $25-$50 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2004, we have established reserves of $26.6 million related to future remediation costs.

102	Wisconsin Energy Corporation

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Cont’d)

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:    Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2004, 2003 and 2002, Wisconsin Electric incurred $1.8 million, $2.1 million and $2.1 million, respectively, in coal-ash remediation expenses. As of December 31, 2004 we have no reserves established related to ash landfill sites.

EPA Information Requests:    Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and EPA announced that a consent decree had been reached which resolved all issues related to this matter. In July 2003, the court granted the state of Michigan and EPA’s joint motion to amend the consent decree to allow Michigan to become a party. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over the 10 years ending 2013. Under the agreement with EPA, Wisconsin Electric will conduct a full scale demonstration at its Presque Isle facility, in cooperation with the United States Department of Energy (DOE), to test new mercury reduction technologies. The DOE will contribute $24.8 million in addition to the $20 to $25 million Wisconsin Electric will spend to implement this project. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and our Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003.

The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government’s motion for approval of the decree to allow the intervenors to conduct discovery. Briefing was completed and the judge heard oral arguments from the parties in August 2004. In September 2004, the court granted the intervenors’ request for limited discovery with respect to two facilities within our generation fleet, and ordered that discovery be completed by December 2004. Final briefing is scheduled to be concluded on February 28, 2005. Following the submission of briefs, the court may convene additional hearings.

103	Wisconsin Energy Corporation

2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note L, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 9, 2005

104	Wisconsin Energy Corporation

2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wisconsin Energy Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization as of December 31, 2004, and the related consolidated statements of income, common equity, and cash flows for the year ended December 31, 2004 of the Company and our report dated February 9, 2005 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 9, 2005

105	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our financial statements has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Deloitte & Touche’s report is included in this report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

106	Wisconsin Energy Corporation

2004 Form 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under “Proposal 1: Election of Directors - Terms Expiring in 2006”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?”, “Corporate Governance - Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an audit committee financial expert?” and “Committees of the Board of Directors - Audit and Oversight” in our definitive Proxy Statement to be filed with the SEC for our Annual Meeting of Stockholders to be held May 5, 2005 (the “2005 Annual Meeting Proxy Statement”) is incorporated herein by reference. Also see “Executive Officers of the Registrant” in Part I.

We have adopted a written code of ethics, referred to as our Code of Business Conduct, that all of our directors, executive officers and employees, including the principal executive officer, principal financial officer and principal accounting officer, must comply with. We have posted our Code of Business Conduct on our Internet website, www.WisconsinEnergy.com. Any amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on our website or in a current report on Form 8-K.

Our Internet website, www.WisconsinEnergy.com, also contains our Corporate Governance Guidelines and the charters of our Audit and Oversight, Corporate Governance and Compensation Committees, as well as other useful information.

Our Code of Business Conduct, Corporate Governance Guidelines and committee charters are also available without charge to any stockholder of record or beneficial owner of our common stock by writing to the corporate secretary, Anne K. Klisurich, at our principal business office, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201.

ITEM 11.	EXECUTIVE COMPENSATION

The information under “Compensation of the Board of Directors,” “Executive Officers’ Compensation,” “Employment and Severance Arrangements” and “Retirement Plans” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

107	Wisconsin Energy Corporation

2004 Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under “WEC Common Stock Ownership” in the 2005 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2004.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,892,319 (1)	$26.38	8,243,411

Equity compensation plans not approved by security holders	-	-	-

Total (2)	7,892,319	$26.38	8,243,411

(1)	Represents options to purchase our common stock granted under our 1993 Omnibus Stock Incentive Plan, as amended.

(2)	Also outstanding were options to purchase 397,992 shares of our common stock at a weighted average exercise price of $16.00 per share granted under the stock option plans of WICOR and assumed in connection with the acquisition of WICOR in April 2000. No further awards were or will be made under the WICOR stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under “Independent Auditors’ Fees and Services” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

108	Wisconsin Energy Corporation

2004 Form 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2004.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004.

Consolidated Statements of Common Equity for the three years ended December 31, 2004.

Consolidated Statements of Capitalization at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2004 and Balance Sheets at December 31, 2004 and 2003. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

109	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS

(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY

FINANCIAL STATEMENTS -

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)

Other Income, Net	$3.5	$34.3	$17.7

Corporate Expense	6.9	9.5	12.9

Financing Costs	89.2	105.0	90.7

Distributions on Preferred Securities	-	6.8	13.7

Loss before Taxes	(92.6)	(87.0)	(99.6)

Income Tax Benefit	33.2	31.1	33.5

Loss after Taxes	(59.4)	(55.9)	(66.1)

Equity in Subsidiaries’ Continuing Operations	181.6	256.3	197.8

Income from Continuing Operations	122.2	200.4	131.7

Income from Discontinued Operations including Equity in Subsidiaries’ Discontinued Operations	184.2	43.9	35.3

Net Income	$306.4	$244.3	$167.0

See accompanying notes to condensed parent company financial statements.

110	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS

(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY

FINANCIAL STATEMENTS - (Cont’d)

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Operating Activities
Net income	$306.4	$244.3	$167.0
Income from discontinued operations, net of tax	(184.2)	(43.9)	(35.3)
Reconciliation to cash
Equity in subsidiaries’ earnings	(181.6)	(256.3)	(197.8)
Dividends from subsidiaries	189.3	181.6	252.3
Deferred income taxes, net	(102.4)	(0.4)	2.7
Accrued income taxes, net	30.5	3.2	(4.2)
Change in - Other current assets	(50.3)	(0.2)	(1.7)
Change in - Other current liabilities	(38.9)	10.8	(5.3)
Other	13.9	12.3	32.6

Cash Provided by (Used In) Operating Activities	(17.3)	151.4	210.3

Investing Activities
Proceeds from asset sales, net	856.9	-	-
Change in notes receivable from associated companies	100.1	(43.2)	(158.8)
Capital contributions to associated companies	(195.0)	-	-
Other	73.1	(0.9)	(18.7)

Cash Provided by (Used In) Investing Activities	835.1	(44.1)	(177.5)

Financing Activities
Issuance of common stock and exercise of stock options	70.9	62.9	52.6
Repurchase of common stock	(152.7)	(6.8)	(52.3)
Dividends paid on common stock	(97.8)	(93.7)	(92.4)
Issuance of long term debt	-	200.0	-
Retirement of long term debt	(506.2)	-	-
Change in short-term debt	(132.4)	(277.8)	64.2
Change in notes payable from associated companies	0.4	6.6	-
Other	-	(3.0)	-

Cash (Used In) Provided By Financing Activities	(817.8)	(111.8)	(27.9)

Change in Cash and Cash Equivalents	0.0	(4.5)	4.9
Cash and Cash Equivalents at Beginning of Year	1.0	5.5	0.6

Cash and Cash Equivalents at End of Year	$1.0	$1.0	$5.5

Cash Paid (Received) For
Interest	$95.8	$88.9	$87.7
Income taxes (net of refunds)	$88.4	($26.8)	($23.7)

See accompanying notes to condensed parent company financial statements.

111	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS

(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY

FINANCIAL STATEMENTS - (Cont’d)

	December 31
	2004	2003
	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$1.0	$1.0
Accounts and notes receivable from associated companies	306.7	407.7
Prepaid taxes	50.7	22.8
Assets Held for Sale	-	681.3
Other	0.9	0.4

Total Current Assets	359.3	1,113.2
Property and Investments
Investment in subsidiary companies	3,362.5	3,062.7
Other	42.5	33.2

Total Property and Investments	3,405.0	3,095.9
Deferred Charges
Deferred regulatory assets	130.6	116.5
Other	60.6	111.4

Total Deferred Charges	191.2	227.9

Total Assets	$3,955.5	$4,437.0

Liabilities and Equity

Current Liabilities
Short-term debt	$44.5	$176.9
Other	38.1	38.7

Total Current Liabilities	82.6	215.6
Long-Term Debt	1,192.0	1,695.2
Deferred Credits
Minimum pension liability	127.8	107.7
Other	60.7	59.8

Total Deferred Credits	188.5	167.5
Total Stockholders’ Equity	2,492.4	2,358.7

Total Liabilities and Equity	$3,955.5	$4,437.0

See accompanying notes to condensed parent company financial statements.

112	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY

FINANCIAL STATEMENTS - (Cont’d)

1.    The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Wisconsin Energy Corporation appearing in this Annual Report on Form 10-K. We have reclassified certain prior year financial statement amounts due to the sale of our investment of our manufacturing business and for the unallocated minimum pension liability which is now presented net.

2.    Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the principal utility subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric Power Company and Wisconsin Gas LLC are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. Wisconsin Energy does not believe that such restrictions will affect its operations.

3.    In September 2004, Wisconsin Energy used cash proceeds from the sale of WICOR Industries for the redemption of $300 million of Wisconsin Energy 5.875% senior notes due April 1, 2006. In September 2004, we recorded $17.0 million of costs associated with this early redemption, which are included in Other Income and Deductions for the year ended December 31, 2004. In March 2003, Wisconsin Energy sold $200 million of unsecured 6.20% Senior Notes due April 1, 2033. These securities were issued under a shelf registration statement filed with the SEC. The proceeds of the offering were used to repay a portion of Wisconsin Energy’s outstanding commercial paper as it matured.

4.    Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by the Company’s actuary to each of the participating companies as if each participating company had its own plan. The balance sheets reflect the unallocated amounts for the Wisconsin Energy Plan to its subsidiaries.

As of December 31, 2004 and 2003, Wisconsin Energy recorded a minimum pension liability of $127.8 million and $107.7 million, respectively, to reflect the funded status of its unallocated portion of the pension plans. Wisconsin Energy has concluded that substantially all of the unrecognized pension costs which arose from recording the minimum pension liability under Statement of Financial Accounting Standard (SFAS) 87, Employers’ Accounting for Pensions, related to utility operations qualify as a regulatory asset. As such, as of December 31, 2004 and 2003, Wisconsin Energy recorded pre-tax regulatory assets totaling $130.6 million and $116.5 million, respectively.

5.    In March 2004, WEC Capital Trust I, the issuer of Wisconsin Energy’s Trust Preferred Securities, redeemed all the outstanding Trust Preferred Securities, which required Wisconsin Energy to redeem the long-term notes due to the Trust. Wisconsin Energy financed this redemption through the issuance of short-term commercial paper. In March 2004, Wisconsin Energy recorded approximately $5.9 million of costs associated with this early redemption.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. Wisconsin Energy applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46 and deferred the effective date for interests held in variable interest entities other than special purpose entities to financial statements for periods ending after March 15, 2004. Wisconsin Energy adopted FIN 46R in the first quarter of 2004.

113	Wisconsin Energy Corporation

2004 Form 10-K

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS – (Cont’d)

Wisconsin Energy continues to evaluate several tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, Wisconsin Energy concluded that for three of these agreements, Wisconsin Energy is unable to obtain the information necessary to determine whether Wisconsin Energy is the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, Wisconsin Energy delivers fuel to the entity’sfacilities and receives electric power. Wisconsin Energy pays the entity a “toll” to convert Wisconsin Energy’s fuel into the electric energy. The output of the facility is available for Wisconsin Energy to dispatch during the term of the respective agreement. In the other agreement, Wisconsin Energy has rights to the firm capacity of the entity’s facility. Wisconsin Energy has approximately $736.3 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. Wisconsin Energy believes the required payments will continue to be recoverable in rates. Wisconsin Energy accounts for one of these agreements as a capital lease.

6.    Wisconsin Energy and certain of its subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2004, Wisconsin Energy had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2004	Liability Recorded at Dec 31, 2004
	(Millions of Dollars)
Wisconsin Energy Guarantees
Utility	$3.0	$3.0	$ -
Non-Utility Energy	75.9	35.0	-
Other	60.5	45.5	-

Total	$139.4	$83.5	$ -

Letters of Credit	$3.6	$3.6	$ -

Utility guarantees support obligations of the utility segment under surety bonds and worker’s compensation.

Wisconsin Energy’s guarantees in support of our Non-Utility Energy segment guaranty performance and payment obligations of Calumet Energy Team, We Power and Wisvest-Connecticut, which we sold in December 2002 to PSEG. A guarantee in support of Wisvest-Connecticut provides financial assurance for potential obligations relating to environmental remediation under the original purchase agreement with United Illuminating. The potential obligations for environmental remediation, which are unlimited, are reimbursable by PSEG under the terms of the sale agreement in the event that Wisconsin Energy is required to perform under the guarantee.

The guarantees which support We Power and Calumet Energy Team are for obligations under purchase lease and management agreements with the utility segment and third parties.

Wisconsin Energy’s other guarantees support obligations to third parties under loan agreements, surety bonds, obligations under legal proceedings at the manufacturing segment which was sold in July 2004 and the agreement with PSEG for the sale of Wisvest - Connecticut. In the event the guarantee fail to perform, Wisconsin Energy would be responsible for the obligations.

114	Wisconsin Energy Corporation

2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the consolidated financial statements of Wisconsin Energy Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 9, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 9, 2005

115	Wisconsin Energy Corporation

2004 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

	By	/s/ GALE E. KLAPPA
Date: March 4, 2005		Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GALE E. KLAPPA	March 4, 2005
Gale E. Klappa, Chairman of the Board, President and Chief
Executive Officer and Director - Principal Executive Officer

/s/ ALLEN L. LEVERETT	March 4, 2005
Allen L. Leverett, Executive Vice President and Chief
Financial Officer - Principal Financial Officer

/s/ STEPHEN P. DICKSON	March 4, 2005
Stephen P. Dickson, Controller - Principal Accounting Officer

/s/ JOHN F. AHEARNE	March 4, 2005
John F. Ahearne, Director

/s/ JOHN F. BERGSTROM	March 4, 2005
John F. Bergstrom, Director

/s/ BARBARA L. BOWLES	March 4, 2005
Barbara L. Bowles, Director

/s/ ROBERT A. CORNOG	March 4, 2005
Robert A. Cornog, Director

/s/ CURT S. CULVER	March 4, 2005
Curt S. Culver, Director

/s/ WILLIE D. DAVIS	March 4, 2005
Willie D. Davis, Director

/s/ ULICE PAYNE, JR.	March 4, 2005
Ulice Payne, Jr., Director

/s/ FREDERICK P. STRATTON, JR.	March 4, 2005
Frederick P. Stratton, Jr., Director

/s/ GEORGE E. WARDEBERG	March 4, 2005
George E. Wardeberg, Director

116	Wisconsin Energy Corporation

2004 Form 10-K

WISCONSIN ENERGY CORPORATION

(Commission File No. 001-09057)

EXHIBIT INDEX

to

Annual Report on Form 10-K

For the year ended December 31, 2004

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Energy Corporation. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

Number		Exhibit

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1*	Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy Corporation’s Registration on Form S-4 filed on September 9, 1999, File No. 333-86827 (the “Form S-4”).)

	2.2*	Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Exhibit 2.2 to the Form S-4.)

	2.3*	Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000. (Exhibit 2.3 to Wisconsin Energy Corporation’s 4/26/00 Form 8-K.)

	2.4*	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated February 3, 2004 (“Stock Purchase Agreement”). (Exhibit 2.1 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q.)

	2.5*	Amendment to the Stock Purchase Agreement by and among Pentair, Inc., WICOR, Inc. and Wisconsin Energy Corporation, dated July 28, 2004. (Exhibit 2.2 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q.)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended and restated effective June 12, 1995. (Exhibit (3)-1 to Wisconsin Energy Corporation’s 6/30/95 Form 10-Q.)

	3.2(a)*	Bylaws of Wisconsin Energy Corporation, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q.)

	3.2(b)	Bylaws of Wisconsin Energy Corporation, as amended to May 5, 2005 (effective as of May 5, 2005).

E-1	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Energy Corporation. (Exhibit 3.1 herein.)

Indenture or Securities Resolutions:

	4.2*	Indenture for Debt Securities of Wisconsin Electric (the “Wisconsin Electric Indenture”), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric’s 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric’s 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation’s 12/31/96 Form 10-K.)

	4.5*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, Wisconsin Electric’s 06/30/98 Form 10-Q.)

	4.6*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 under File No. 1-1245, Wisconsin Energy Corporation’s/Wisconsin Electric’s 12/31/99 Form 10-K.)

	4.7*	Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric’s Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.8*	Securities Resolution No. 6 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 17, 2004. (Exhibit 4.48 filed with Post-Effective Amendment No. 1 to Wisconsin Electric’s Registration Statement on Form S-3 (File No. 333-113414), filed November 23, 2004.)

	4.9*	Indenture for Debt Securities of Wisconsin Energy (the “Wisconsin Energy Indenture”), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation’s 03/25/99 Form 8-K.)

	4.10*	Securities Resolution No. 1 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 16, 1999. (Exhibit 4.47 to Wisconsin Energy Corporation’s 03/25/99 Form 8-K.)

	4.11*	Securities Resolution No. 2 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q.)

	4.12*	Securities Resolution No. 3 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of November 13, 2001. (Exhibit 4.52 to Wisconsin Energy Corporation’s 12/31/01 Form 10-K.)

E-2	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

	4.13*	Securities Resolution No. 4 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation’s Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

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

10	Material Contracts

	10.1	First Amended and Restated Three Year Credit Agreement among Wisconsin Energy Corporation, as Borrower, the Lenders identified therein, J.P. Morgan Securities Inc., as Lead Arranger and Bank Manager, Citibank, N.A. and U.S. Bank National Association, as Syndication Agents, Credit Suisse First Boston, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent, dated as of April 8, 2003 (the “First Amended and Restated Three Year Credit Agreement”).

	10.2	Amendment to the First Amended and Restated Three year Credit Agreement, dated as of November 1, 2004.

	10.3	Credit Agreement, dated as of June 23, 2004, among Wisconsin Energy Corporation, as Borrower, the Lenders identified therein, and JPMorgan Chase Bank, as Agent.

	10.4	Credit Agreement, dated as of June 23, 2004, among Wisconsin Gas Company (n/k/a Wisconsin Gas LLC), as Borrower, the Lenders identified therein, Citibank, N.A., as Administrative Agent, and U.S. Bank National Association, as Fronting Bank.

	10.5	Credit Agreement, dated as of June 23, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent.

	10.6	Credit Agreement, dated as of November 1, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and JPMorgan Chase Bank, as Administrative Agent.

	10.7*	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of April 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q.)** See Note.

	10.8*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K.)

	10.9*	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.2 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q.)** See Note.

E-3	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

	10.10*	Directors’ Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q.) ** See Note.

	10.11*	Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q.)** See Note.

10.12*	Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1992, as amended and restated as of August 15, 2000. (Exhibit 10.12 to Wisconsin Energy Corporation’s 12/31/00 Form
10-K.)** See Note.

	10.13*	Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q.)** See Note.

	10.14*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K.)

	10.15*	Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated December 1, 2000, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.2 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K.)** See Note.

	10.16	Statement of Compensation of the Board of Directors.** See Note.

	10.17	Base Salaries of Named Executive Officers of the Registrant.** See Note.

	10.18*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K.)** See Note.

	10.19*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K.)** See Note.

	10.20*	Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit (10)-1 to Wisconsin Energy Corporation’s 06/30/95 Form 10-Q.)** See Note.

	10.21*	Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Exhibit 10.13 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K.)** See Note.

	10.22*	Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K.)

E-4	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

	10.23*	Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Exhibit 10.15 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K.)** See Note.

	10.24*	Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003 (Exhibit 10.2 to Wisconsin Energy Corporation’s 03/31/03 Form 10-Q.)** See Note.

	10.25*	Employment Agreement with George E. Wardeberg as Vice Chairman of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q.)** See Note.

	10.26*	Non-Qualified Stock Option Agreement with George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement. (Exhibit 10.2(b) to Wisconsin Energy Corporation’s 03/31/2000 Form 10-Q.)** See Note.

	10.27*	Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Exhibit 10.18 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K.)** See Note.

	10.28*	Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Exhibit 10.4 to Wisconsin Energy Corporation’s 06/30/03 Form 10-Q.)** See Note.

	10.29*	Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003, amended as of December 3, 2003. (Exhibit 10.21 to Wisconsin Energy Corporation’s 12/31/03 Form 10-K.)** See Note.

	10.30*	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation’s 06/30/03 Form 10-Q.)** See Note.

	10.31*	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation’s 09/30/03 Form 10-Q.)** See Note.

	10.32*	Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

E-5	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

	10.33*	Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q.)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.34*	Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation’s 06/30/01 Form 10-Q.)** See Note.

	10.35*	Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation’s 12/31/95 Form 10-K. Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q.)** See Note.

	10.36*	1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards and option awards. (Exhibit 10.11 to Wisconsin Energy Corporation’s 12/31/98 Form 10-K.)** See Note.

	10.37*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

	10.38*	Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation’s Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.39*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.’s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

	10.40*	Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

	10.41*	Form of Director Nonstatutory Stock Option Agreement for February 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation’s Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.42*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.43*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.’s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

	10.44*	2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q.)** See Note.

E-6	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit
	10.45*	1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the stockholders at the 2001 annual meeting of stockholders. (Appendix A to Wisconsin Energy Corporation’s Proxy Statement dated March 20, 2001 for the 2001 annual meeting of stockholders.)** See Note.

	10.46*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.1 to Wisconsin Energy Corporation’s 12/28/04 Form 8-K.)** See Note.

	10.47*	Wisconsin Gas Company Supplemental Retirement Income Program. (Exhibit 10.8 to Wisconsin Gas Company’s 12/31/98 Form 10-K (File No. 001-07530).)** See Note.

	10.48*	WICOR, Inc. 1994 Long-Term Performance Plan, as amended. (Exhibit 10.1 to WICOR, Inc.’s 06/30/98 Form 10-Q (File No. 001-07951).)** See Note.

	10.49*	Special Severance Benefits Protection Agreement between Wisconsin Energy Corporation and James Donnelly, effective August 26, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation’s 09/30/02 Form 10-Q.)** See Note.

	10.50(a)*	Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, effective May 1, 2004. (Exhibit 10.41 to Wisconsin Energy Corporation’s 12/31/03 Form 10-K.)** See Note.

	10.50(b)*	Amendment of Resignation and Release Agreement between Wisconsin Energy Corporation and James Donnelly, dated as of April 30, 2004. (Exhibit 10.3(b) to Wisconsin Energy Corporation’s 03/31/04 Form 10-Q.)** See Note.

	10.51*	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.42 to Wisconsin Energy Corporation’s 12/31/03 Form 10-K.)** See Note.

	10.52*	Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.1 to Wisconsin Energy Corporation’s 12/06/04 Form 8-K).** See Note.

	10.53*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation’s 12/06/04 Form 8-K).** See Note.

	10.54*	Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company’s 06/30/03 Form 10-Q (File No. 001-01245).)

	10.55*	Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company’s 06/30/03 Form 10-Q (File No. 001-01245).)

	10.56	Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004.

E-7	Wisconsin Energy Corporation

2004 Form 10-K

EXHIBIT INDEX – (Cont’d)

Number		Exhibit

	10.57	Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004.

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Energy Corporation.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP - Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-8	Wisconsin Energy Corporation