Form 10-Q
period 2005-03-31
WISCONSIN ENERGY CORP
filed 2005-05-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2005):

Common Stock, $.01 Par Value,	116,985,602 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2005

	TABLE OF CONTENTS
Item		Page

	Introduction .......................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets .........................................................................	5

	Consolidated Condensed Statements of Cash Flows ........................................................	6

	Notes to Consolidated Condensed Financial Statements ..................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .................................................................	14

3.	Quantitative and Qualitative Disclosures About Market Risk ..............................................	31

4.	Controls and Procedures ........................................................................................................	32

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	32

2.	Unregistered Sales of Equity Securities and Use of Proceeds [and Issuer Purchases of Equity Securities] ................................................	33

6.	Exhibits ...................................................................................................................................	34

	Signatures ...............................................................................................................................	35

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which, during this reporting period, conducted its operations primarily in two operating segments: a utility energy segment and a non-utility energy segment. The sale of our former manufacturing segment was completed effective July 31, 2004, and is reported in the 2004 results as discontinued operations. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, our, us or we refer to the holding company and all of its subsidiaries. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas LLC (Wisconsin Gas) and W.E. Power, LLC (We Power).

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

Non-Utility Energy Segment:   Our non-utility energy segment consists of We Power and Wisvest Corporation (Wisvest). We Power was formed in 2001 to design, construct, own, finance and lease to Wisconsin Electric the new generating capacity included in our Power the Future strategy, which is described further in this report. Wisvest owns and has investments in electric generating facilities and other energy-related entities and assets. As a result of a change in corporate strategy to focus on Power the Future, we have reduced the operations of Wisvest.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy include Minergy Corp. (Minergy), which has $25.3 million of assets and develops and markets renewable energy and recycling technologies, and Wispark LLC (Wispark), which has $121.6 million of assets and develops and invests in real estate.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. Our financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2005	2004

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,099.1	$1,065.0

Operating Expenses
Fuel and purchased power	158.0	144.1
Cost of gas sold	410.7	385.8
Other operation and maintenance	258.9	254.4
Depreciation, decommissioning
and amortization	82.2	75.6
Property and revenue taxes	23.0	22.0

Total Operating Expenses	932.8	881.9

Operating Income	166.3	183.1

Other Income, Net	18.1	4.7

Interest Expense	42.4	54.2

Income From Continuing
Operations Before Income Taxes	142.0	133.6

Income Taxes	52.1	50.2

Income from Continuing Operations	89.9	83.4

Income from Discontinued
Operations, Net of Tax (Note 2)	-	7.4

Net Income	$89.9	$90.8

Earnings Per Share (Basic)
Continuing operations	$0.77	$0.70
Discontinued operations	-	0.07

Total Earnings Per Share (Basic)	$0.77	$0.77

Earnings Per Share (Diluted)
Continuing operations	$0.76	$0.69
Discontinued operations	-	0.07

Total Earnings Per Share (Diluted)	$0.76	$0.76

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.0	118.5
Diluted	118.3	120.2

Dividends Per Share of Common Stock	$0.22	$0.20

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	December 31, 2004
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,230.2	$8,203.8
Accumulated depreciation	(3,139.6)	(3,107.3)

	5,090.6	5,096.5
Construction work in progress	704.5	602.4
Leased facilities, net	97.5	98.9
Nuclear fuel, net	81.7	85.0

Net Property, Plant and Equipment	5,974.3	5,882.8

Investments
Nuclear decommissioning trust fund	729.0	737.8
Equity investment in transmission affiliate	190.2	187.8
Other	88.5	99.5

Total Investments	1,007.7	1,025.1

Current Assets
Cash and cash equivalents	18.5	35.6
Accounts receivable	465.9	349.0
Accrued revenues	188.0	245.1
Materials, supplies and inventories	209.5	407.4
Deferred income taxes - current	15.6	4.9
Assets held for sale	30.2	29.8
Other	104.7	132.2

Total Current Assets	1,032.4	1,204.0

Deferred Charges and Other Assets
Regulatory assets	860.6	849.4
Goodwill, net	441.9	441.9
Other	173.1	162.2

Total Deferred Charges and Other Assets	1,475.6	1,453.5

Total Assets	$9,490.0	$9,565.4

Capitalization and Liabilities

Capitalization
Common equity	$2,547.3	$2,492.4
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,230.5	3,239.5

Total Capitalization	5,808.2	5,762.3

Current Liabilities
Long-term debt due currently	100.0	101.0
Short-term debt	154.9	338.0
Accounts payable	259.1	309.7
Accrued liabilities	127.8	114.5
Other	166.4	129.2

Total Current Liabilities	808.2	992.4

Deferred Credits and Other Liabilities
Regulatory liabilities	919.9	922.4
Asset retirement obligations	765.6	762.2
Deferred income taxes - long-term	571.0	530.4
Other	617.1	595.7

Total Deferred Credits and Other Liabilities	2,873.6	2,810.7

Total Capitalization and Liabilities	$9,490.0	$9,565.4

The accompanying Notes to Consolidated Condensed Financial Statements are an
integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2005	2004

(Millions of Dollars)
Operating Activities
Net income	$89.9	$90.8
Income from discontinued operations, net of tax	-	(7.4)
Reconciliation to cash
Depreciation, decommissioning and amortization	88.5	88.0
Nuclear fuel expense amortization	6.8	6.7
Equity in earnings of unconsolidated affiliates	(8.9)	(7.6)
Distribution from unconsolidated affiliates	6.1	5.7
Deferred income taxes and investment tax credits, net	28.7	22.0
Accrued income taxes, net	6.6	10.5
Change in -	Accounts receivable and accrued revenues	(60.0)	(45.2)
Inventories	197.9	158.5
Other current assets	20.9	12.1
Accounts payable	(39.3)	(34.3)
Other current liabilities	50.5	78.5
Other	(10.8)	13.4

Cash Provided by Operating Activities	376.9	391.7

Investing Activities
Capital expenditures	(168.8)	(134.4)
Proceeds from asset sales, net	6.7	3.2
Nuclear fuel	(3.8)	(0.5)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	7.1	1.9

Cash Used in Investing Activities	(163.2)	(134.2)

Financing Activities
Issuance of common stock and exercise of stock options	18.9	19.6
Purchase of common stock	(29.8)	(38.3)
Dividends paid on common stock	(25.7)	(23.7)
Retirement and redemption of long-term debt	(11.1)	(214.5)
Change in short-term debt	(183.1)	(10.9)

Cash Used in Financing Activities	(230.8)	(267.8)

Change in Cash and Cash Equivalents from Continuing Operations	(17.1)	(10.3)

Cash and Cash Equivalents at Beginning of Period	35.6	28.1

Cash and Cash Equivalents at End of Period	$18.5	$17.8

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$11.8	$21.3
Income taxes (net of refunds)	$15.4	$16.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2004 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year 2005 because of seasonal and other factors.

We have modified certain income statement, balance sheet and cash flow presentations related to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, these were included as components of continuing operations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on total earnings per share.

 2 -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Wisvest - Calumet:   On March 24, 2005, we entered into an agreement to sell our Calumet Energy (Calumet) facility for approximately $38.0 million in cash. The primary assets of Calumet are a 308 - megawatt natural gas-fired peaking power facility in Chicago, Illinois and related operating contracts. The agreement provides for customary closing conditions and representations and warranties. The sale is subject to Federal Energy Regulatory Commission (FERC) approval, and we anticipate closing the transaction in the second quarter of 2005. We anticipate that this transaction will generate a slight book gain upon closing and generate approximately $32.0 million in cash tax benefits.

As a result of the announced sale, we have reclassified the assets and liabilities of Calumet as Assets Held for Sale in the accompanying Consolidated Condensed Balance Sheets. In addition, we have recorded the operating results of Calumet as Discontinued Operations in the accompanying Consolidated Condensed Income Statements. Previously, Calumet's results were included in the non-utility energy segment.

WICOR Manufacturing:   Effective July 31, 2004, we sold our manufacturing business to Pentair, Inc. (Pentair). The accompanying 2004 Consolidated Condensed Income Statement reflects the operating results of this business in Discontinued Operations.

Pursuant to the terms of the sales agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos and product liability matters associated with the manufacturing business. In addition, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals and applicable tax laws. We have established reserves related to the indemnification and tax matters.

The following table identifies the Operating Revenues and Pre-tax Income for Calumet and WICOR for the periods reported. These amounts are included in Discontinued Operations in the accompanying Statements of Income.

	Three months ended March 31
	2005	2004

	(Millions of Dollars)

Operating Revenues
WICOR	$ -	$191.9
Calumet	1.1	$0.9

Total	$1.1	$192.8

Income Before Income Taxes
WICOR	$ -	$13.9
Calumet	$ -	($1.3)

Total	$ -	$12.6

 3 -- ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach). SFAS 143 also applies to a smaller extent to several other utility assets including the dismantlement of certain hydro facilities and the removal of certain coal handling equipment and water intake facilities located on lakebeds. We have not recorded any asset retirement obligations for the removal of the coal handling equipment or for the water intake facilities located on lakebeds, because the associated liability cannot reasonably be estimated.

The following table presents the change in our asset retirement obligations, which are included on the consolidated balance sheet in Deferred Credits and Other Liabilities.

	Balance at 12/31/04	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 03/31/05

	(Millions of Dollars)

Asset Retirement Obligations	$762.2	$ -	($6.2)	$9.6	$ -	$765.6

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We are currently evaluating FIN 47 but we do not expect an impact on the results of our regulated operations due to the regulatory treatment of asset retirement costs. FIN 47 will be effective for the fiscal year ending December 31, 2005.

 4 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31

Comprehensive Income	2005	2004

	(Millions of Dollars)

Net Income	$89.9	$90.8
Other Comprehensive Income (Loss)
Currency Translation Adjustments	-	(0.2)
Hedging	1.0	(0.2)

Total Other Comprehensive (Loss) Income	1.0	(0.4)

Total Comprehensive Income	$90.9	$90.4

Stock-Based Compensation:   We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans and have adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share as if we had accounted for stock options under the fair value method of SFAS 123 in each period. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model. Had we expensed stock-based compensation under SFAS 123, our diluted earnings per share would have remained unchanged for the three months ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on January 1, 2006. We have not yet determined the method of transition.

	Three Months Ended March 31

	2005	2004

	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$89.9	$90.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.9	3.1

Pro forma	$89.4	$88.5

Basic Earnings Per Common Share
As reported	$0.77	$0.77
Pro forma	$0.76	$0.75

Diluted Earnings Per Common Share
As reported	$0.76	$0.76
Pro forma	$0.76	$0.74

Common Stock Activity:   In February 2004, we announced that we did not expect to issue new shares through our various employee benefit plans and the dividend reinvestment plan; rather, we instructed the plan agents to begin purchasing shares for the plans in the open market in lieu of issuing new shares.

During the first three months of 2005, we received proceeds of $18.9 million related to the exercise of stock options, compared with $14.8 million during the same period in 2004. We instructed our plan agent to purchase common stock in the open market at a cost of $29.8 million to fulfill the exercised stock options in the first quarter of 2005, compared with $26.3 million during the same period in 2004. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

 5 -- VARIABLE INTEREST ENTITIES

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $721.1 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

In March 2005, the FASB issued FSP FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003). This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. An implicit variable interest is defined as an implied pecuniary interest in an entity that changes with changes in the fair value of the entity's net assets exclusive of variable interests. We are currently evaluating FSP FIN 46R - 5.

 6 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin (PSCW) allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

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

 7 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2005	2004	2005	2004

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$9.1	$7.7	$2.8	$3.2
Interest cost	20.5	16.3	5.2	5.8
Expected return on plan assets	(25.9)	(20.4)	(1.9)	(3.1)
Amortization of:
Transition (asset) obligation	-	(0.5)	-	0.4
Prior service cost	1.6	1.2	0.1	0.1
Actuarial loss	4.2	3.3	2.0	2.3

Net Periodic Benefit Cost	$9.5	$7.6	$8.2	$8.7

We previously disclosed that we expect to contribute $5.7 million to fund pension benefits in 2005, none of which will be for our qualified plans since there is no minimum required by law. Contributions to other post-retirement benefit plans are discretionary.

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

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements are still accurate. The final regulations have not yet addressed account based plans similar to the Cash Balance Medical Plan covering former Wisconsin Gas employees. These plans are expected to be addressed by regulations to be issued in 2005. At this point, we do not expect that the final regulations will change our estimates.

Severance Plans:   We incurred $30.5 million ($18.3 million after-tax) of severance costs in 2004. The majority of the severance costs related to an enhanced severance package offered to selected management employees of Wisconsin Energy and its subsidiaries who voluntarily resigned in the fourth quarter of 2004. During the first quarter of 2005, we made severance related payments that reduced the reserve for severance benefits from $6.6 million at December 31, 2004 to $2.6 million as of March 31, 2005.

 8 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of March 31, 2005, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2005	Liability Recorded at March 31, 2005

	(Millions of Dollars)

Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	6.6	6.6	-

Wisconsin Electric	232.6	0.1	-
Subsidiary	20.6	9.7	0.1

Total	$259.8	$16.4	$0.1

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

Other guarantees support obligations of our affiliates to third parties under loan agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Subsidiary guarantees support loan obligations between our affiliates and third parties. In the event the loan obligations are not performed, our subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $16.5 million as of March 31, 2005 and $15.6 million as of December 31, 2004.

 9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three month periods ended March 31, 2005 and 2004 is shown in the following table.

Wisconsin Energy Corporation	Reportable Operating Segments Energy			Corporate (b) & Other (c) & Reconciling Eliminations	Total Consolidated
	Utility	Non-Utility (a)	Manufacturing (b)
	(Millions of Dollars)
Three Months Ended

March 31, 2005
Operating Revenues (d)	$1,093.9	$0.2	$ -	$5.0	$1,099.1
Operating Income (Loss)	$170.6	($0.9)	$ -	($3.4)	$166.3
Interest Expense	$27.9	$3.0	$ -	$11.5	$42.4
Income Tax Expense	$59.6	($1.3)	$ -	($6.2)	$52.1
Income (Loss) from Discontinued Operations, Net	$ -	$ -	$ -	$ -	$ -
Net Income (Loss)	$97.4	($2.6)	$ -	($4.9)	$89.9
Capital Expenditures	$97.0	$70.1	$ -	$1.7	$168.8
Total Assets	$8,521.0	$551.4	$ -	$417.6	$9,490.0

March 31, 2004
Operating Revenues (d)	$1,056.7	$0.2	$ -	$8.1	$1,065.0
Operating Income (Loss)	$186.6	($1.8)	($0.8)	($0.9)	$183.1
Interest Expense	$28.0	$3.8	$4.5	17.9	$54.2
Income Tax Expense	$64.2	($2.9)	($2.0)	($9.1)	$50.2
Income (Loss) from Discontinued Operations, Net	$ -	($1.0)	$10.9	($2.5)	$7.4
Net Income (Loss)	$103.9	($3.5)	$7.7	($17.3)	$90.8
Capital Expenditures	$83.5	$48.7	$3.6	$2.2	$138.0
Total Assets	$8,218.1	$441.6	$952.1	$340.1	$9,951.9

(a)

The balances for the operations of Calumet are currently classified as a discontinued operation held for sale. Certain overheads reported for Calumet will continue to exist following the sale and are reported in continuing operations. Certain other costs are directly attributable to the discontinued operations.

(b)

The sale of our manufacturing segment was completed effective July 31, 2004, and was reported at March 31, 2004 as discontinued operations. Certain corporate overheads reported in the manufacturing segment continue to exist following the sale and are reported in continuing operations. Certain other corporate costs are directly attributable to the discontinued operations.

(c)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy as well as interest on corporate debt.

(d)	An elimination for intersegment revenues is included in Operating Revenues of $2.4 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

 10 -- COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading "Cautionary Factors" in this Item 2, as well as other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2005

CONSOLIDATED EARNINGS

The following table compares our net income during the first quarter of 2005 with similar information during the first quarter of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended March 31

	2005	B (W)	2004

	(Millions of Dollars)

Utility Energy Segment	$170.6	($16.0)	$186.6
Non-Utility Energy Segment	(0.9)	0.9	(1.8)
Corporate and Other	(3.4)	(1.7)	(1.7)

Total Operating Income (Loss)	166.3	(16.8)	183.1
Other Income, Net	18.1	13.4	4.7
Interest Expense	42.4	11.8	54.2

Income From Continuing Operations Before Income Taxes	142.0	8.4	133.6
Income Taxes	52.1	(1.9)	50.2

Income From Continuing Operations	89.9	6.5	83.4
Income From Discontinued Operations, Net of Tax (a)	-	(7.4)	7.4

Net Income	$89.9	($0.9)	$90.8

Diluted Earnings Per Share	$0.76	$ -	$0.76

(a)

Income from Discontinued Operations, Net of Tax includes in 2005 and 2004, the operations of Calumet which were classified as discontinued in the first quarter of 2005. Additionally, in 2004 the manufacturing segment, which was sold effective July 31, 2004, was reflected as discontinued operations for the three months ended March 31, 2004.

A more detailed analysis of financial results by segment follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $170.6 million of operating income during the first quarter of 2005, a decrease of $16.0 million or 8.6% compared with the first quarter of 2004. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended March 31

Utility Energy Segment	2005	B (W)	2004

	(Millions of Dollars)
Operating Revenues
Electric	$524.1	$6.9	$517.2
Gas	560.1	29.8	530.3
Other	9.7	0.5	9.2

Total Operating Revenues	1,093.9	37.2	1,056.7
Fuel and Purchased Power	159.0	(14.9)	144.1
Cost of Gas Sold	410.7	(24.9)	385.8

Gross Margin	524.2	(2.6)	526.8
Other Operating Expenses
Other Operation and Maintenance	250.6	(5.9)	244.7
Depreciation, Decommissioning
and Amortization	80.2	(6.4)	73.8
Property and Revenue Taxes	22.8	(1.1)	21.7

Operating Income	$170.6	($16.0)	$186.6

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the first quarter of 2005 with similar information for the first quarter of 2004.

	Three Months Ended March 31

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$189.7	$3.1	$186.6	2,062.9	(53.6)	2,116.5
Small Commercial/Industrial	166.3	8.0	158.3	2,212.4	24.5	2,187.9
Large Commercial/Industrial	132.2	4.6	127.6	2,752.2	(47.7)	2,799.9
Other-Retail/Municipal	26.4	4.9	21.5	702.8	86.1	616.7
Resale-Utilities	1.4	(13.6)	15.0	44.9	(276.3)	321.2
Other Operating Revenues	8.1	(0.1)	8.2	-	-	-

Total Operating Revenues	$524.1	$6.9	$517.2	7,775.2	(267.0)	8,042.2

Weather -- Degree Days (a)
Heating (3,266 Normal)				3,288	(77)	3,365

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first quarter of 2005, total electric utility operating revenues increased by $6.9 million or 1.3% when compared with the first quarter of 2004. This net increase reflected pricing increases of approximately $19.7 million, offset by lower volume sales to other utilities. The most significant impact to rates was the May 2004 order received by Wisconsin Electric from the PSCW authorizing an annualized increase in electric rates of approximately $59.0 million to cover construction costs associated with our Power the Future program and to recover low income uncollectible expenses transferred to Wisconsin's public benefits fund. This rate increase was not in effect in the first quarter of 2004.

Total electric megawatt-hour sales volumes decreased by 267.0 thousand megawatt-hours or 3.3% during the first quarter of 2005 compared with the same period in 2004. As measured by heating degree days, the first quarter of 2005 was 2.3% warmer than the first quarter of 2004, limiting heating load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Residential sales volumes were down 2.5% in the first quarter of 2005 as compared to the same period in 2004. Sales volumes to other utilities were down 86.0% due to a decrease in availability of opportunity sales.

Fuel and Purchased Power

Total fuel and purchased power expenses increased by $14.9 million or 10.3% when compared to the first quarter of 2004. This increase is due to higher average fuel and purchased power costs which were compounded by increases of purchased power. The cost per megawatt-hour of purchased power was $8.58 or 24.1% higher than during the first quarter of 2004, primarily due to higher natural gas costs.

In April 2005, Point Beach Nuclear Unit 2 shut down for its normal refueling outage, which is scheduled approximately every 18 months. Point Beach Nuclear Unit 1 is scheduled to have a refueling outage over the third and fourth quarters of 2005. During these outages, we will replace the reactor vessel heads in each unit. This work, along with other planned maintenance, is expected to result in longer than normal outages. For more information regarding the scheduled refueling outages, see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2005 with similar information for the first quarter of 2004. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $29.8 million or 5.6%.

	Three Months Ended March 31

Gas Utility Operations	2005	B (W)	2004

	(Millions of Dollars)

Gas Operating Revenues	$560.1	$29.8	$530.3
Cost of Gas Sold	410.7	(24.9)	385.8

Gross Margin	$149.4	$4.9	$144.5

For the three months ended March 31, 2005, gas utility gross margin increased by $4.9 million or 3.4% when compared to the three months ended March 31, 2004. This net increase reflects $6.5 million of price increases. The price increases are related to the PSCW approval of an annual rate increase of $25.9 million, which became effective in March 2004. The price increases were partially offset by less favorable weather in the first three months of 2005 as compared to the first three months of 2004. Total therm deliveries were 1.9% lower during the first three months of 2005 primarily due to weather. As measured by heating degree days, the first quarter of 2005 was 2.3% warmer than the first quarter of 2004.

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2005 with similar information for the first quarter of 2004.

	Three Months Ended March 31

	Gross Margin			Therm Deliveries

Gas Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$100.4	$2.8	$97.6	382.9	(11.3)	394.2
Commercial/Industrial	30.9	0.6	30.3	215.7	(5.3)	221.0
Interruptible	0.5	(0.1)	0.6	7.0	(1.9)	8.9

Total Retail Gas Sales	131.8	3.3	128.5	605.6	(18.5)	624.1
Transported Gas	15.3	1.6	13.7	250.7	1.4	249.3
Other	2.3	-	2.3	0.2	0.2	-

Total	$149.4	$4.9	$144.5	856.5	(16.9)	873.4

Weather -- Degree Days (a)
Heating (3,266 Normal)				3,288	(77)	3,365

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $5.9 million or 2.4% during the first quarter of 2005 compared with the first quarter of 2004. The largest increase relates to $14.5 million of costs related to the Port Washington Generating Station lease and conservation programs. These costs were recognized in connection with the May 2004 limited rate increase which provided revenues on virtually a dollar for dollar basis. In addition, benefits costs have increased approximately $5.4 million due to increased medical and pension costs. Partially offsetting these increases were reductions in bad debt costs of $5.6 million due to the implementation of escrow accounting for residential bad debts in the first quarter of 2005. We did not receive similar authority from the PSCW to defer 2004 residential bad debt costs until the second quarter of 2004. In addition, we estimate that employee costs were down approximately $5.0 million due to the voluntary severance programs that were in effect in 2004.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $6.4 million or 8.7% during the first quarter of 2005. The variance is due primarily to a decommissioning expense reduction in the first quarter of 2004 of $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This same benefit was not recognized in the first quarter of 2005.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment had an operating loss of $0.9 million during the first quarter of 2005 compared with an operating loss of $1.8 million during the first quarter of 2004. The following table compares the operating performance of our non-utility energy segment between the comparative periods. We entered into a sales agreement in March 2005 to sell Calumet, which was previously included in the operations of the non-utility energy segment. As a result of this agreement, we have determined that the Calumet operations meet the definition of discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Results of Operations -- Discontinued Operations below for further information.

	Three Months Ended March 31

Non-Utility Energy Segment	2005	B (W)	2004

	(Millions of Dollars)

Operating Revenues	$0.2	-	$0.2
Fuel and Purchased Power	-	-	-

Gross Margin	0.2	-	0.2
Other Operating Expenses
Other Operation and Maintenance	0.7	0.9	1.6
Depreciation, Decommissioning
and Amortization	0.3	-	0.3
Property and Revenue Taxes	0.1	-	0.1

Operating Loss	($0.9)	$0.9	($1.8)

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $3.4 million in the first quarter of 2005 compared with an operating loss of $1.7 million in the same period in 2004. The increase in operating loss is attributable to lower operating earnings at Minergy and Wispark.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by $13.4 million between the comparative periods. The variance is primarily due to $5.9 million of debt redemption costs incurred during the first quarter of 2004. In addition, our interest in the earnings of transmission affiliate increased $1.3 million and allowance for funds used during construction increased $1.4 million in the first quarter of 2005.

CONSOLIDATED INTEREST EXPENSE

Interest expense decreased by $11.8 million in the three months ended March 31, 2005 compared with the same period in 2004. This decrease reflects the lower debt level achieved primarily in the second half of 2004 with the proceeds from the sale of our manufacturing segment. Total debt outstanding at March 31, 2005 was $618.1 million less than the debt outstanding as of March 31, 2004.

CONSOLIDATED INCOME TAXES

For the first quarter of 2005, our effective tax rate applicable to continuing operations was 36.7% compared to 37.6% for the first quarter of 2004.

DISCONTINUED OPERATIONS

We began classifying the operations of Calumet as discontinued when we entered into the agreement to sell this operation in March 2005. Previously, Calumet's results were included in the non-utility energy segment. We realized $0.0 million and ($1.0) million of net income (loss) from discontinued operations during the first quarters of 2005 and 2004, respectively, for the Calumet operations.

We began classifying our manufacturing segment as a discontinued operation in February 2004 when we entered into the agreement to sell this segment. We sold this segment effective July 31, 2004 to Pentair.

We realized no net income from the manufacturing segment during the first quarter of 2005 as this segment is no longer part of our operations, compared to $8.4 million in the first quarter of 2004.

See Note 2 -- Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Condensed Financial Statements in this report for further information regarding the transactions described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the three months of 2005 and 2004:

	Three Months Ended March 31

Wisconsin Energy Corporation	2005	2004

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$376.9	$391.7
Investing Activities	($163.2)	($134.2)
Financing Activities	($230.8)	($267.8)

Operating Activities

Cash provided by operating activities decreased to $376.9 million during the first three months of 2005 compared with $391.7 million during the same period in 2004. This decrease was due in large part to higher deferred costs between the comparative periods.

Investing Activities

During the first three months of 2005, cash used in investing activities was $163.2 million, an increase of $29.0 million over the same period in 2004. This increase was due primarily to increased capital expenditures at We Power related to our Power the Future plan.

Financing Activities

During the three months ended March 31, 2005, we used $230.8 million for financing activities compared with using $267.8 million for financing activities during the first three months of 2004. In the first three months of 2005 the primary uses of cash were to reduce short-term debt, purchase common stock to satisfy benefit plan obligations and to pay dividends on common stock.

The primary use of cash in the three months of 2004 included approximately $200 million associated with the March 2004 redemption of WEC Capital Trust I's Trust Preferred Securities.

In March 2004, we announced that we would resume purchasing up to $50 million of our common shares in the open market under our previously authorized share repurchase program that was initiated in 2000. During the first quarter of 2004, we purchased 0.4 million shares of common stock for $12.0 million under this plan. This program expired in December 2004.

In February 2004, we instructed the agents for our various stock plans to begin purchasing shares of our common stock for our stock plans in the open market in lieu of issuing new shares, and based upon market conditions and other factors, we intend to continue to instruct the plan agents to do so.

In the first quarter of 2005, we received proceeds of $18.9 million related to the exercise of stock options, compared with $14.8 million in the first quarter of 2004. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $29.8 million, compared with $26.3 million in the first quarter of 2004. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2005 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities and construction financing.

We anticipate issuing between $120 million and $150 million of long-term debt in the second quarter of 2005. The financing activity is planned to coincide with the in-service date of the first natural gas-fired generating unit at Port Washington.

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

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, Wisconsin Electric filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing Wisconsin Electric to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Supreme Court of Wisconsin. The issuance would also be dependent upon market conditions.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas credit agreements provide liquidity support for each company's obligations with respect to commercial paper.

As of March 31, 2005, we have approximately $1.2 billion of available unused lines of bank back-up credit facilities on a consolidated basis. On March 31, 2005, we had approximately $154.9 million of consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at March 31, 2005:

Company	Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2007	3 year
Wisconsin Energy	$300.0	$ 3.6	$296.4	Apr-2006	3 year
Wisconsin Electric	$250.0	$18.0	$232.0	June-2007	3 year
Wisconsin Electric	$125.0	$ -	$125.0	Nov-2007	3 year
Wisconsin Gas	$200.0	$ -	$200.0	June-2007	3 year

The following table shows our consolidated capitalization structure at March 31, 2005 and at December 31, 2004:

Capitalization Structure	March 31, 2005		December 31, 2004

	(Millions of Dollars)

Common Equity	$2,547.3	42.0%	$2,492.4	40.2%
Preferred Stock of Subsidiaries	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities)	3,330.5	54.9%	3,340.5	53.9%
Short-Term Debt	154.9	2.6%	338.0	5.4%

Total	$6,063.1	100.0%	$6,201.3	100.0%

Ratio of Debt to Total Capital		57.5%		59.3%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of March 31, 2005.

	S&P	Moody's	Fitch

Wisconsin Energy
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

Wisconsin Electric
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

On March 29, 2005, S&P affirmed the security ratings of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas and changed the security ratings outlook from stable to negative for all three companies.

The security rating outlooks assigned by Moody's and Fitch for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation are all stable.

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

Capital Requirements

Capital requirements during the remainder of 2005 are expected to be principally for capital expenditures and nuclear fuel. Our 2005 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $823.7 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report for more information.

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. We have included our contractual obligations under all three of these contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below. For additional information, see Note 5 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $7.7 billion as of March 31, 2005 compared with $7.5 billion as of December 31, 2004. This increase primarily reflects purchase obligations under new coal supply contracts.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) to commence construction of the Port Washington Generating Station (Port Washington units) consisting of two 545-megawatt natural gas-fired combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction costs of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars), respectively, subject to escalation at the GDP inflation rate and force majeure and excused events provisions. For additional information, see Power the Future -- Port Washington below.

In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615-megawatt super critical pulverized coal generating units (Elm Road units) near the site of Wisconsin Electric's existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including a target construction cost of the two Elm Road units of $2.191 billion. For additional information, see Power the Future -- Elm Road below.

Large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. If final costs for the construction of the Port Washington units exceed the fixed costs allowed in the PSCW order, this excess will not adjust the amount of the lease payments recovered from Wisconsin Electric. If final costs of the Elm Road project are within 5% of the target cost, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Elm Road units recovered from Wisconsin Electric would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW of extraordinary circumstances such as force majeure conditions.

Credit Rating Risk:    We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At March 31, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $104.7 million.

Commodity Price Risk:    In the normal course of business, our utility and non-utility power generation subsidiaries utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of their available generating capacity and energy during periods when available power resources are expected to exceed the requirements of their obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. In addition, effective April 1, 2005, our electric utilities became market participants in the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) bid-based energy market. For additional information on the Midwest ISO's bid-based energy market see Utility Rates and Regulatory Matters -- Other Utility Rate Matters and Industry Restructuring and Competition below. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Power the Future

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the Port Washington units and Elm Road units by We Power. The new plants will be leased by We Power to Wisconsin Electric under long-term leases, and we expect Wisconsin Electric to recover the lease payments in its electric rates.

Port Washington:    In July 2003, We Power began construction of Unit 1, and we expect the unit to be operational early in the third quarter of 2005. In October 2003, we received approval from the FERC to transfer by long-term lease certain associated FERC jurisdictional assets from We Power to Wisconsin Electric. In May 2004, we filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. We Power began site preparation of Unit 2 in May 2004. We expect Unit 2 to be operational in 2008.

Elm Road:   In November 2003, the PSCW issued an order (the Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located near the site of Wisconsin Electric's existing Oak Creek Power Plant. The first unit was scheduled to be operational in 2009 and the second unit was scheduled to be operational in 2010. The CPCN was granted contingent upon us obtaining the necessary environmental permits. We expect that we will have co-owners that will have an interest in the project of approximately 17%.

The construction of the Elm Road units is subject to a number of regulatory approvals and legal challenges by third parties. The most notable remaining legal challenges relate to the Elm Road CPCN.

In November 2004, a Dane County Circuit Court judge reviewing challenges to the PSCW's order authorizing us to build the Elm Road units near the site of our existing Oak Creek Power Plant vacated the CPCN and remanded it back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of our application and in its decision on several other points.

We, the PSCW and the Wisconsin Department of Natural Resources (WDNR) filed motions for direct, expedited appeal in mid-December 2004 with the Supreme Court of Wisconsin. In January 2005, the Supreme Court of Wisconsin agreed to hear the appeal. The Supreme Court heard oral arguments in this matter on March 30, 2005. We anticipate a decision to be issued no later than June 30, 2005.

We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals. The major permits and the status regarding these permits are discussed below.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Elm Road units. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post hearing briefing concluded in September 2004. In November 2004, the administrative law judge approved the WDNR's issuance of the wetlands and waterways permit (Chapter 30 permit) for the Elm Road units. In December 2004, two opponents filed a petition for review of the decision in Dane County Circuit Court. In January 2005, we filed a motion to dismiss the opponents' petition. The WDNR joined in this motion. In March 2005, the court dismissed the appeal based on improper filing procedures by the opponents. The opponents have appealed the court's dismissal to the Wisconsin Court of Appeals.

We applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit at this location that is required for operation of the water intake and discharge system for the planned Elm Road and existing Oak Creek generating units. In March 2005, the WDNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents have filed a petition for judicial review in Dane County Circuit Court and have indicated they will seek an administrative contested case hearing to challenge the WDNR's decision. Additionally, we have applied to the Army Corps of Engineers for the federal permit necessary for the construction of the Elm Road units. We anticipate a decision on this permit in the second quarter of 2005. A decision favorable to the project may be contested by project opponents.

In January 2004, the WDNR issued the Air Pollution Control and Construction Permit to Wisconsin Electric for the Elm Road units. In February 2004, certain project opponents filed a petition for judicial review in the Dane County Circuit Court. At the same time, the project opponents submitted a request for a contested case hearing with the WDNR which was granted. Petitioners subsequently agreed to dismiss their petition for judicial review. The contested case hearing was held in October 2004. In February 2005, an administrative law judge issued a decision affirming the WDNR January 2004 issuance of the Air Pollution Control and Construction Permit. In February 2005, the project opponents filed a petition for judicial review of the decision with the Dane County Circuit Court. A Dane County Circuit Court judge has been assigned to the matter, but no timetable for the judicial review has been set.

The terms of our construction contract with Bechtel for the Elm Road units presently provide that full notice to proceed must be given to Bechtel by July 1, 2005. In order for Bechtel to be able to proceed on July 1, it must begin site mobilization activities in May. We are unable to state whether the project could proceed if delayed beyond July 1, 2005.

UTILITY RATES AND REGULATORY MATTERS

In the state of Wisconsin, Wisconsin Electric and Wisconsin Gas rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of the WICOR acquisition. Under this order, Wisconsin Electric and Wisconsin Gas are restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain exceptions. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning in January 1, 2006. We expect to make filings in the second and third quarters of 2005 in connection with this PSCW review.

Limited Rate Adjustment Requests

2005 Revenue Deficiencies:   In May 2004, Wisconsin Electric filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Elm Road Generating Station being constructed as part of our Power the Future strategy, (2) costs associated with our energy efficiency procurement plan and (3) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for the electric operations of Wisconsin Electric, and $0.5 million (3.6%) for Wisconsin Electric's steam operations. In January 2005, as a result of the litigation involving our Elm Road units, we amended this filing to reduce the total revenue request to $52.4 million. In April 2005, the PSCW made an oral decision to approve the request as modified. A final calculation of the increase cannot be made until the PSCW issues its written order.

2005 Fuel Recovery Filing:   In February 2005, Wisconsin Electric filed an application with the PSCW for an increase in electric rates in the amount of $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. We received approval for the increase in fuel recoveries on an interim basis in March 2005. The revenues associated with this interim order will be subject to refund and the costs associated with the filing will be audited by the PSCW. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest at a rate of 12.2%.

Other Utility Rate Matters

Bad Debt Costs:   In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of bad debt expense that exceed amounts allowed in rates.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, Wisconsin Electric filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing Wisconsin Electric to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Supreme Court of Wisconsin. The issuance would also be dependent upon market conditions.

Midwest ISO Day 2:   In January 2005, we requested deferral accounting treatment from the PSCW for certain incremental costs or benefits that may occur due to the implementation on April 1, 2005 of the Midwest ISO Day 2 energy market. We received approval for this accounting treatment in March 2005. Additionally, in March 2005, we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for Midwest ISO Day 2 costs until each utility's first rate case following April 1, 2008. For additional information see Electric Transmission and Energy Markets -- Midwest ISO below.

Nuclear Refueling Outages - 2005:   In January 2005, we requested deferral accounting treatment for non-fuel operations and maintenance expenses related to the second nuclear refueling outage expected to occur in the fall of 2005. In March 2005, the PSCW denied this request.

NUCLEAR OPERATIONS

Wisconsin Electric owns two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. In 2004, Unit 1 had a scheduled refueling outage in the second quarter. In 2005 we have two scheduled outages. The Unit 2 outage began in April 2005 and the Unit 1 outage is scheduled over the third and fourth quarters. During these scheduled refueling outages we will replace the reactor vessel heads in each Unit. This work, along with other planned maintenance, is expected to result in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission and Energy Markets

Midwest ISO:  On April 1, 2005, the Midwest ISO implemented a bid-based energy market. The market requires that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the Midwest ISO region. Midwest ISO then calculates the most efficient solution for all the bids and offers made into the market that day. The Midwest ISO is responsible to ensure that load requirements in the region are met reliably and efficiently, and to manage congestion on the transmission system.

As part of the energy market, the Midwest ISO implemented a Locational Marginal Pricing (LMP) system, a market - based platform for valuing transmission congestion. The LMP system includes the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs). FTRs are allocated to market participants by the Midwest ISO. The first allocation of FTRs was completed for the period of April 1, 2005 through August 31, 2005. As the Midwest ISO market only recently commenced operations, Wisconsin Electric and Edison Sault are unable to predict at this time what, if any, financial impact the LMP congestion pricing system might have. The FTR allocation process will be performed again for the period from September 1, 2005 to May 31, 2006. It is unknown how many FTRs Wisconsin Electric and Edison Sault will be granted during that allocation process and thus to what degree Wisconsin Electric and Edison Sault will incur congestion charges.

To mitigate the risks of this new bid-based energy market, we requested deferral accounting treatment from the PSCW in January 2005 for certain incremental costs or benefits that may occur due to the implementation of the Midwest ISO Day 2 energy markets. Our request excluded LMP energy costs because these costs are subject to recovery under the Wisconsin Fuel Cost Adjustment Procedure. In March 2005, the PSCW accepted our request. We submitted another joint proposal with other utilities in March 2005, requesting escrow accounting treatment for Midwest ISO Day 2 costs until each utility's first rate case following April 1, 2008.

Midwest ISO -- PJM Interconnection, L.L.C (PJM) Regional Transmission Charges:   The FERC permits transmission owning utilities that have not joined a regional transmission organization (RTO) to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the electric transmission systems operated by the Midwest ISO and PJM, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

The FERC has ordered the elimination of through and out transmission charges for transactions between the Midwest ISO and the PJM, an RTO adjacent to the Midwest ISO that manages the transmission system extending from Northern Illinois to the Mid-Atlantic States. In addition, FERC ordered a seams elimination charge to be paid by Midwest ISO load serving entities from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of an RTO and/or FERC's elimination of through and out transmission charges between the Midwest ISO and PJM. The FERC ordered that certain existing transmission transactions continue to pay for through and out service from December 1, 2004 until March 31, 2006. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. A decision from the hearing process is expected in the second half of 2006. We are currently unable to determine the impacts on Wisconsin Electric and Edison Sault, however we do not anticipate material financial impacts.

ENVIRONMENTAL MATTERS

National Ambient Air Quality Standards:   In 2004, the United States Environmental Protection Agency (EPA) began implementing the National Ambient Air Quality Standards (NAAQS) for 8-hour ozone and fine particulate matter (PM 2.5 ) by designating nonattainment areas in the country. The states are currently developing rules to implement the new standards. Although specific emission control requirements are not yet defined, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017.

Ozone Non-Attainment Standards:   The 1-hour ozone nonattainment rules currently being implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan limit NOx emissions in phases over the next five years. Wisconsin Electric currently expects to incur total annual operation and maintenance costs of $1 to $2 million during the period 2004 through 2007 to comply with the Michigan and Wisconsin rules. In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

In April 2004, the EPA designated 10 counties in Southeastern Wisconsin as nonattainment areas for the 8-hour ozone NAAQS. States will be required to develop and submit State Implementation Plans to the EPA by June 2007 to demonstrate how they intend to comply with the 8-hour ozone NAAQS. We expect reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010. Wisconsin Electric believes that compliance with the NOx emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the EPA's 8-hour ozone NAAQS. However, the timing of the requirements may be impacted by requiring earlier installation of NOx controls at some units, depending on how the states implement the rules.

In December 2004, the EPA designated PM 2.5 nonattainment areas in the country. All counties in the state of Wisconsin were designated as attainment with the standard.

The EPA issued the final Clean Air Interstate Rule (CAIR) regulations in March 2005 to facilitate the states in meeting the 8-hour ozone and PM 2.5 standards by addressing the regional transport of SO2 and NOx. The proposed rules would require NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The states will develop implementation plans, and until those plans are in place, it is not possible to estimate the impact. However, Wisconsin Electric believes that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

In our Form 10-K for the year ended December 31, 2004, we previously disclosed that we expected to incur approximately $600 million of capital costs over the 10 years ending 2013 to comply with the EPA consent decree. There could be additional costs of compliance with the EPA consent decree should Wisconsin Electric elect to control rather than retire Units 5 and 6 at the Oak Creek Power Plant. We believe this additional cost may add approximately $150 million to $350 million to the estimate.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA issued the final Clean Air Mercury Rule (CAMR) in March 2005. The compliance dates for the federal rule is 2010 for Phase I and 2018 for Phase II. Additional expenditures will be required to meet the first and second phases of the federal rules. Because the technology is under development, it is difficult to estimate the cost. The expenditures for Phase I are not likely to be significant. We believe the range of possible expenditures for Phase II could be approximately $50 million to $200 million.

The federal rule is being challenged by a number of states including Wisconsin. Depending on the litigation, the timing for compliance may be affected. The construction air permit issued for Elm Road Generating Station is not impacted by the new rules.

The WDNR independently developed mercury emission control rules that affect electric utilities in Wisconsin. The mercury control rules became effective in October 2004. The rules require emission reductions of 40% by 2010 and 75% by 2015. The rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program. The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. State rules are to be changed to be consistent with, and no more restrictive than, any federal rules. Our compliance planning estimates show that no additional emission control investments are likely to be needed to meet the state mercury rules. This is because the challenged federal rules are very likely to be in place prior to the compliance dates contained in the state rule.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on January 1, 2006. We have not yet determined the method of transition. For further information, see Note 4 -- Common Equity in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

In March 2005, the FASB issued FSP FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003), Consolidation of Variable Interest Entities. This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. An implicit variable interest is defined as an implied pecuniary interest in an entity that changes with changes in the fair value of the entity's net assets exclusive of variable interests. We are currently evaluating FSP FIN 46R - 5.

In March 2005, the FASB issued FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We are currently evaluating FIN 47, but we do not expect an impact on the results of our regulated operations due to the regulatory treatment of asset retirement costs. FIN 47 will be effective for the fiscal year ending December 31, 2005.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the regulations of the United States Environmental Protection Agency as well as the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid based energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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
  Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that started in April 2005 and the associated outcome of our request of the Public Service Commission of Wisconsin to escrow potential future rate recovery for the incremental costs or benefits resulting from this new energy market.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Factors which impede execution of our Power the Future strategy, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges, local opposition to siting of new generating facilities, construction risks and obtaining the investment capital from outside sources necessary to implement the strategy.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I

of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Energy's 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2004 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial condition.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Part I of this report for information concerning recent PSCW and other actions related to our Power the Future strategy.

OTHER MATTERS

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system.

On June 25, 2003, the Supreme Court of Wisconsin upheld a Court of Appeals decision that affirmed a jury's verdict against Wisconsin Electric, awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Supreme Court of Wisconsin rejected the argument that if a utility company's measurement of stray voltage is below the PSCW "level of concern," such company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on Wisconsin Electric to replace a cable with an ungrounded distribution line. In February 2005, the parties reached an agreement to settle all remaining issues in the case.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric's distribution system caused damages to his livestock. Wisconsin Electric has filed an appeal in this decision. The claim made against Wisconsin Electric in this case is not expected to have a material adverse effect on our financial statements. One other stray voltage case was pending against Wisconsin Electric; however, in March 2005 the parties reached an agreement to settle all issues in the case. The settlement did not have a material adverse effect on our financial statements.

Even though any claims which may be made against Wisconsin Electric with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial condition, we continue to evaluate various options and strategies to mitigate this risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [AND ISSUER PURCHASES OF EQUITY SECURITIES]
ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2005. We do not report shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan under this Item.

ITEM 6. EXHIBITS

Exhibit No.

3	Articles of Incorporation and By-laws

3.1	Bylaws of Wisconsin Energy Corporation, as amended to May 5, 2005 (effective as of May 5, 2005). (Exhibit 3.2(b) to Wisconsin Energy Corporation's 12/31/2004 Form 10-K.)

10	Material Contracts

10.1	Membership Interest Purchase Agreement between CET Two, LLC and Tenaska Power Fund, L.P., dated as of March 24, 2005.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 2, 2005	Stephen P. Dickson, Controller, Principal Accounting Officer and duly authorized officer