Form 10-Q
period 2006-03-31
WISCONSIN ENERGY CORP
filed 2006-05-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-09057	WISCONSIN ENERGY CORPORATION	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 1331
Milwaukee, WI 53201
(414) 221-2345

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2006):

Common Stock, $.01 Par Value,	116,980,775 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2006

	TABLE OF CONTENTS
Item		Page

	Introduction .......................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets .........................................................................	5

	Consolidated Condensed Statements of Cash Flows ........................................................	6

	Notes to Consolidated Condensed Financial Statements ..................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .................................................................	15

3.	Quantitative and Qualitative Disclosures About Market Risk ..............................................	30

4.	Controls and Procedures ........................................................................................................	30

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	31

1A.	Risk Factors .........................................................................................................................	32

2.	Unregistered Sales of Equity Securities and Use of Proceeds
	[and Issuer Purchases of Equity Securities] ........................................................................	32

5.	Other Information.....................................................................................................................	33

6.	Exhibits ...................................................................................................................................	34

	Signatures ...............................................................................................................................	35

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

Non-Utility Energy Segment:   Our non-utility energy segment primarily consists of We Power. We Power was formed in 2001 to construct, own, and lease to Wisconsin Electric the new generating capacity included in our Power the Future strategy, which is described further in this report.

Other:   Other non-utility operating subsidiaries of Wisconsin Energy primarily includes Wispark LLC (Wispark), which has $93.8 million of assets and develops and invests in real estate.

Discontinued Operations:   Effective May 31, 2005, we sold our Calumet Energy (Calumet) facility, which was part of our non-utility energy segment. In August 2005, we announced our intent to sell Minergy Neenah, LLC (Minergy Neenah).

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2005 Annual Report on Form 10-K, including the financial statements and notes therein.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2006	2005

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,247.0	$1,094.7

Operating Expenses
Fuel and purchased power	169.2	158.0
Cost of gas sold	480.4	410.7
Other operation and maintenance	297.9	254.4
Depreciation, decommissioning
and amortization	82.6	81.8
Property and revenue taxes	25.3	23.0

Total Operating Expenses	1,055.4	927.9

Operating Income	191.6	166.8

Other Income, Net	20.9	17.7

Interest Expense	45.2	42.4

Income From Continuing
Operations Before Income Taxes	167.3	142.1

Income Taxes	62.9	52.1

Income from Continuing Operations	104.4	90.0

Income from Discontinued
Operations, Net of Tax (Note 3)	1.3	(0.1)

Net Income	$105.7	$89.9

Earnings Per Share (Basic)
Continuing operations	$0.89	$0.77
Discontinued operations	0.01	-

Total Earnings Per Share (Basic)	$0.90	$0.77

Earnings Per Share (Diluted)
Continuing operations	$0.88	$0.76
Discontinued operations	0.01	-

Total Earnings Per Share (Diluted)	$0.89	$0.76

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.0	117.0
Diluted	118.5	118.3

Dividends Per Share of Common Stock	$0.23	$0.22

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,898.5	$8,849.6
Accumulated depreciation	(3,337.0)	(3,288.5)

	5,561.5	5,561.1
Construction work in progress	740.4	596.6
Leased facilities, net	91.8	93.2
Nuclear fuel, net	108.2	112.0

Net Property, Plant and Equipment	6,501.9	6,362.9

Investments
Nuclear decommissioning trust fund	811.9	782.1
Equity investment in transmission affiliate	213.7	205.8
Other	86.9	92.1

Total Investments	1,112.5	1,080.0

Current Assets
Cash and cash equivalents	37.1	73.2
Accounts receivable	505.8	441.8
Accrued revenues	183.6	262.9
Materials, supplies and inventories	278.4	451.6
Prepayments and Other	81.6	130.1
Assets held for sale	17.4	17.4

Total Current Assets	1,103.9	1,377.0

Deferred Charges and Other Assets
Regulatory assets	1,039.0	1,025.6
Goodwill, net	441.9	441.9
Other	176.2	174.6

Total Deferred Charges and Other Assets	1,657.1	1,642.1

Total Assets	$10,375.4	$10,462.0

Capitalization and Liabilities

Capitalization
Common equity	$2,758.5	$2,680.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,025.3	3,031.0

Total Capitalization	5,814.2	5,741.5

Current Liabilities
Long-term debt due currently	482.3	496.0
Short-term debt	345.5	456.3
Accounts payable	271.6	418.1
Accrued liabilities	173.9	115.3
Other	158.5	161.1

Total Current Liabilities	1,431.8	1,646.8

Deferred Credits and Other Liabilities
Regulatory liabilities	1,397.9	1,373.2
Asset retirement obligations	360.0	355.5
Deferred income taxes - long-term	591.6	593.7
Other	779.9	751.3

Total Deferred Credits and Other Liabilities	3,129.4	3,073.7

Total Capitalization and Liabilities	$10,375.4	$10,462.0

The accompanying Notes to Consolidated Condensed Financial Statements are an
integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2006	2005

(Millions of Dollars)
Operating Activities
Net income	$105.7	$89.9
Deduct: Income from discontinued operations, net of tax	(1.3)	0.1
Reconciliation to cash
Depreciation, decommissioning and amortization	85.0	88.1
Nuclear fuel expense amortization	7.3	6.8
Equity in earnings of unconsolidated affiliates	(10.8)	(8.9)
Distribution from unconsolidated affiliates	6.8	6.1
Deferred income taxes and investment tax credits, net	(11.0)	(15.1)
Change in -	Accounts receivable and accrued revenues	15.3	(60.4)
Inventories	173.2	196.2
Other current assets	22.2	20.8
Accounts payable	(137.3)	(36.7)
Accrued income taxes, net	68.4	6.6
Deferred costs, net	(13.5)	(12.4)
Other current liabilities	15.7	47.8
Other	14.0	47.8

Cash Provided by Operating Activities	339.7	376.7

Investing Activities
Capital expenditures	(214.5)	(168.6)
Proceeds from asset sales, net	0.1	6.7
Nuclear fuel	(3.5)	(3.8)
Nuclear decommissioning funding	(4.4)	(4.4)
Proceeds from investments within nuclear decommissioning trust	163.4	84.2
Purchases of investments within nuclear decommissioning trust	(163.4)	(84.2)
Other	8.1	7.1

Cash Used in Investing Activities	(214.2)	(163.0)

Financing Activities
Issuance of common stock and exercise of stock options	5.7	18.9
Purchase of common stock	(10.2)	(29.8)
Dividends paid on common stock	(26.9)	(25.7)
Retirement and redemption of long-term debt	(19.4)	(11.1)
Change in short-term debt	(110.8)	(183.1)

Cash Used in Financing Activities	(161.6)	(230.8)

Change in Cash and Cash Equivalents from Continuing Operations	(36.1)	(17.1)

Cash and Cash Equivalents at Beginning of Period	73.2	35.6

Cash and Cash Equivalents at End of Period	$37.1	$18.5

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$15.0	$11.8
Income taxes (net of refunds)	$7.8	$15.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2005 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year 2006 because of seasonal and other factors.

Modifications to Prior Statements:   We have modified certain income statement and cash flows presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reporting changes had no impact on total earnings per share or cash provided, or used in, operating, investing or financing activities.

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

We have changed the presentation of the investing activities within our nuclear decommissioning trusts on the accompanying Consolidated Condensed Statements of Cash Flows to present proceeds from investments within the nuclear decommissioning trusts and purchases of investments within the nuclear decommissioning trusts. Previously, these items were excluded from the Consolidated Statements of Cash Flows as the nuclear decommissioning trusts are considered restricted investments. This reporting change had no impact to net cash provided by, or used in, operating, investing or financing activities.

Interim Accounting for Electric Fuel Revenues:   For 2006, Wisconsin Electric will have to refund to customers any electric fuel revenues that it receives that are in excess of fuel costs that it incurs, as defined by the Wisconsin fuel rules. We do not recognize revenue for any amounts that are currently billable if it is probable that we will refund those amounts to customers.

 2 -- POWER THE FUTURE ACCOUNTING MATTERS

In July 2005, the first unit at Port Washington Generating Station (PWGS) was placed in service. This asset has a cost of approximately $364.3 million which includes approximately $31.1 million of capitalized interest. The asset will be depreciated over its estimated useful life of approximately 37 years. The cost of the plant, plus a return, is expected to be recovered through Wisconsin Electric's rates over a 25 year period at an annual amount of approximately $48 million.

We capitalize interest expense during the construction of our Power the Future power plants. For the three months ended March 31, 2006 and 2005, we capitalized $6.0 million and $7.0 million of interest costs at an average rate of 6.7% and 6.5%.

Under the lease agreements associated with our Power the Future plants, we are able to recover from utility customers the carrying costs associated with the construction of these power plants. We defer these carrying costs on our balance sheet and they will be amortized to revenue over the individual lease term. For the three months ended March 31, 2006 and 2005, we deferred $13.8 million and $16.0 million of carrying costs associated with the Power the Future plants.

 3 -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The earnings of the assets identified below are reflected in discontinued operations in the accompanying Consolidated Condensed Income Statements. The combined operating revenues for these items were approximately $5 million for the three months ended March 31, 2006 and 2005.

Minergy Neenah:   In August 2005, we announced our intent to sell Minergy Neenah. The primary assets of Minergy Neenah are the Glass Aggregate plant and related operating contracts. The plant recycles paper sludge from paper mills into electricity, steam and a glass aggregate product.

The largest source of revenue for Minergy Neenah is from a long-term steam contract with a nearby paper mill owned by P.H. Glatfelter Company (Glatfelter). In February 2006, Glatfelter announced that it expected to permanently close the mill as of June 30, 2006. Minergy Neenah is owed a termination fee if the mill is closed. We are currently evaluating the operating and financial impacts to Minergy Neenah when the paper mill is shut down. We are continuing our effort to sell Minergy Neenah and absent a sale are evaluating closure of our plant. We do not expect the loss of this revenue stream, a sale or our plant closure to have a material financial impact on Wisconsin Energy as we have previously recorded impairment charges on this asset to reflect an expected realizable value.

Wisvest - Calumet:   Effective May 31, 2005, we sold our Calumet Energy (Calumet) facility for approximately $37.0 million in cash to Tenaska Power Fund, L.P. (Tenaska). The primary assets of Calumet were a 308-megawatt natural gas-fired peaking power facility in Chicago, Illinois and related operating contracts. This transaction generated a gain on sale of approximately $4.7 million and approximately $32.0 million in cash tax benefits.

 4 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31

Comprehensive Income	2006	2005

	(Millions of Dollars)

Net Income	$105.7	$89.9
Other Comprehensive Income
Hedging	0.2	1.0

Total Other Comprehensive Income	0.2	1.0

Total Comprehensive Income	$105.9	$90.9

Share-Based Compensation Plans:   Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment, using the modified prospective method and using a binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. Prior to January 1, 2006, we accounted for share based compensation under Accounting Principles Board Opinion 25 (APB 25), Accounting for

Stock Issued to Employees, and we disclosed the pro forma impact of share based compensation expense under SFAS 123, Accounting for Stock-Based Compensation. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized in connection with option grants.

We utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R and recorded $1.1 million or approximately $0.01 per share of compensation expense, net of tax, in the first quarter of 2006 for stock option awards made to our employees and directors.

Results for the first quarter of 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS 123R, our net income and earnings per share for the first quarter of 2005 would have been reduced to the pro forma amounts indicated below.

Three Months Ended March 31, 2005

(Millions of Dollars)
Net Income
As reported	$89.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.9

Pro forma	$89.4

Earnings Per Common Share	Basic	Diluted

As reported	$0.77	$0.76
Pro forma	$0.76	$0.76

In the first quarter of 2006, the Compensation Committee of the Board of Directors granted 1,292,275 options that had an estimated fair value of $7.55 per share using a binomial option-pricing model. In the first quarter of 2005, the Compensation Committee of the Board of Directors granted 1,328,966 options that had an estimated fair value of $8.32 per share using the Black-Scholes model. The following assumptions were used to value the options:

	Three Months Ended

	March 31, 2006	March 31, 2005

Risk free interest rate	4.3% - 4.4%	4.4%
Dividend yield	2.4%	2.5%
Expected volatility	17% - 20%	19%
Expected life (years)	6.31	10

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility and expected life assumptions, for 2006, are based on our historical experience.

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

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. In December 2004, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options awarded to executive officers and other key employees in 2002, 2003 and 2004. Options granted subsequent to January 1, 2005 are non-qualified stock options which vest on a cliff-basis after a three year period. Generally, options expire no later than ten years from the date of grant.

The following is a summary of our stock option activity through March 31, 2006.

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Outstanding at January 1, 2006	7,569,619	$28.10
Granted	1,292,275	$39.48
Exercised	(250,786)	$22.34
Forfeited	--	$ --

Outstanding at March 31, 2006	8,611,108	$29.97	7.2

The aggregate intrinsic value of stock options exercised during the quarter ended March 31, 2006 was approximately $4.5 million.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted -Average Exercise Price	Life (years)	Number	Weighted-Average Exercise Price	Life (years)

$10.86 to $19.97	339,583	$18.60	3.6	339,583	$18.60	3.6
$20.39 to $23.05	1,483,465	$21.99	5.4	1,483,465	$21.99	5.4
$25.31 to $27.65	1,881,109	$25.73	6.1	1,860,555	$25.73	6.1
$29.13 to $39.48	4,906,951	$34.80	8.3	2,294,226	$32.52	7.2

	8,611,108	$29.97	7.2	5,977,829	$27.00	6.2

	(Millions)			(Millions)
Aggregate Intrinsic Value	$86.2			$77.6

The following table summarizes the status of our non-vested options since December 31, 2005:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value

Non-vested at January 1, 2006	1,360,153	$8.30
Granted	1,292,275	$7.55
Vested	(19,149)	$7.39
Forfeited	--	$ --

Non-vested at March 31, 2006	2,633,279	$7.94

The total fair value of options vesting during the three months ended March 31, 2006 was approximately $0.1 million. As of March 31, 2006, there was approximately $14.7 million of total unrecognized compensation expense related to non-vested share based compensation.

The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during the three months ended March 31, 2006:

Restricted Shares	Number of Shares	Weighted- Average Market Price

Outstanding at January 1, 2006	193,657
Granted	17,323	$39.43
Released / Forfeited	--	$ --

Outstanding at March 31, 2006	210,980

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock generally expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

In January 2004, the Compensation Committee granted 159,159 performance shares to officers and other key employees. In January 2006 and 2005 the Compensation Committee granted 150,281 and 101,834 performance units to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of shares of our common stock or cash which will be awarded is dependent upon the achievement of certain financial performance of our stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. The 2004 grant will be settled in common stock. The 2005 and 2006 grants will be settled in cash.

Common Stock Activity:   No new shares of common stock were issued during the three months ended March 31, 2006. During the first three months of 2006, we received proceeds of $5.7 million related to the exercise of stock options, compared with $18.9 million during the same period in 2005. We instructed our plan agent to purchase common stock in the open market at a cost of $10.2 million to fulfill the exercised stock options in the first quarter of 2006, compared with $29.8 million during the same period in 2005. This cost is included in purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

 5 -- ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations under SFAS 143, Accounting for Asset Retirement Obligations, primarily relate to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach) and to asbestos related removal costs associated with other power plants. Our asset retirement obligations at March 31, 2006 were $360.0 million.

We adopted FASB Interpretation 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, effective December 31, 2005. FIN 47 defines a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 had no effect on net income due to the regulatory treatment of asset retirement costs.

If we had adopted interpretation FIN 47 at the beginning of fiscal 2005, we would have reported the following asset retirement obligations on our Consolidated Condensed Balance Sheets in "Asset Retirement Obligations" as of March 31:

Asset Retirement Obligations	2006	2005

	(Millions of Dollars)
Reported (a)	$360.0	$765.6
Pro forma	$360.0	$802.4

(a)	The 2005 reported balance represents the liability recorded under SFAS 143, which is primarily related to nuclear decommissioning costs.

6 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, an amendment of SFAS 133 on Derivative Instruments and Hedging Activities, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin (PSCW) allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

 7 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Post-Retirement Benefits

	2006	2005	2006	2005

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$9.1	$8.9	$3.4	$2.8
Interest cost	17.4	17.7	4.6	5.2
Expected return on plan assets	(20.2)	(21.4)	(3.7)	(1.9)
Amortization of:
Transition (asset) obligation	-	(0.1)	-	-
Prior service cost	1.3	1.3	(3.4)	0.1
Actuarial loss	6.1	4.3	2.4	2.0

Net Periodic Benefit Cost	$13.7	$10.7	$3.3	$8.2

Employee Benefit Plans and Post-retirement Benefits:   In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The program offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and us. Due to this change, we remeasured the fair value of our other post-retirement plans in the fourth quarter of 2005 in accordance with SFAS 106, Employer's Accounting for Post-Retirement Benefits Other than Pensions. As a result of the Medicare Advantage program, our 2006 post-retirement costs for the three months ended March 31, 2006 are less than our 2005 costs in the comparative period.

8 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of March 31, 2006, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2006	Liability Recorded at March 31, 2006

	(Millions of Dollars)

Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	7.0	7.0	-

Wisconsin Electric	235.2	0.1	-
Subsidiary	10.9	10.5	-

Total	$253.1	$17.6	$ -

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

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $18.5 million as of March 31, 2006 and $17.3 million as of December 31, 2005.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three month periods ended March 31, 2006 and 2005 is shown in the following table.

	Reportable Operating Segments		Corporate & Other (a) & Reconciling Items	Total Consolidated
Wisconsin Energy Corporation	Utility	Non-Utility

	(Millions of Dollars)
Three Months Ended

March 31, 2006
Operating Revenues (b)	$1,247.2	$14.2	($14.4)	$1,247.0
Operating Income (Loss)	$185.5	$9.1	($3.0)	$191.6
Interest Expense	$28.1	$4.3	$12.8	$45.2
Income Tax Expense	$67.4	$2.1	($6.6)	$62.9
Income from Discontinued Operations, Net	$ -	$ -	$1.3	$1.3
Net Income (Loss)	$111.2	$2.6	($8.1)	$105.7
Capital Expenditures	$115.4	$99.1	$ -	$214.5
Total Assets	$9,512.1	$846.8	$16.5	$10,375.4

March 31, 2005
Operating Revenues (b)	$1,093.9	$1.3	($0.5)	$1,094.7
Operating Income (Loss)	$170.6	($1.0)	($2.8)	$166.8
Interest Expense	$27.9	$3.0	$11.5	$42.4
Income Tax Expense	$59.6	($1.3)	($6.2)	$52.1
Income (Loss) from Discontinued Operations, Net	$ -	$ -	($0.1)	($0.1)
Net Income (Loss)	$97.4	($2.6)	($4.9)	$89.9
Capital Expenditures	$97.0	$70.1	$1.5	$168.6
Total Assets	$8,521.0	$551.4	$417.6	$9,490.0

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy Corp., as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues of $14.5 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.

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

WICOR Manufacturing:   Effective July 31, 2004, we sold our manufacturing business. Pursuant to the terms of the sales agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos and product liability matters associated with the manufacturing business. In addition, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals and applicable tax laws. We have established reserves related to the indemnification and tax matters.

Wisvest - Calumet:   Pursuant to the terms of the sales agreement, Wisvest has agreed to customary indemnification provisions related to environmental conditions and other matters. Except for retention of the full exposure to indemnify Tenaska for environmental claims related to certain property no longer leased or owned by Wisvest or any of its subsidiaries, Wisvest's maximum aggregate exposure under the indemnification provisions is $35 million. Pursuant to the terms of the agreement, we have guaranteed post-closing obligations under the agreement, including indemnity obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described in Item 1A. Risk Factors in Part II of this report and under the heading "Cautionary Factors" in this Item 2, other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2006

CONSOLIDATED EARNINGS

The following table compares our net income during the first quarter of 2006 with similar information during the first quarter of 2005 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended March 31

	2006	B (W)	2005

	(Millions of Dollars)

Utility Energy Segment	$185.5	$14.9	$170.6
Non-Utility Energy Segment	9.1	10.1	(1.0)
Corporate and Other	(3.0)	(0.2)	(2.8)

Total Operating Income	191.6	24.8	166.8
Other Income, Net	20.9	3.2	17.7
Interest Expense	45.2	(2.8)	42.4

Income From Continuing Operations Before Income Taxes	167.3	25.2	142.1
Income Taxes	62.9	(10.8)	52.1

Income From Continuing Operations	104.4	14.4	90.0
Income From Discontinued Operations, Net of Tax	1.3	1.4	(0.1)

Net Income	$105.7	$15.8	$89.9

Diluted Earnings Per Share	$0.89	$0.13	$0.76

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $185.5 million of operating income during the first quarter of 2006, an increase of $14.9 million or 8.7% compared with the first quarter of 2005. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended March 31

Utility Energy Segment	2006	B (W)	2005

	(Millions of Dollars)
Operating Revenues
Electric	$609.9	$85.8	$524.1
Gas	627.9	67.8	560.1
Other	9.4	(0.3)	9.7

Total Operating Revenues	1,247.2	153.3	1,093.9
Fuel and Purchased Power	170.2	(11.2)	159.0
Cost of Gas Sold	480.4	(69.7)	410.7

Gross Margin	596.6	72.4	524.2
Other Operating Expenses
Other Operation and Maintenance	306.5	(55.9)	250.6
Depreciation, Decommissioning
and Amortization	79.5	0.7	80.2
Property and Revenue Taxes	25.1	(2.3)	22.8

Operating Income	$185.5	$14.9	$170.6

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the first quarter of 2006 with similar information for the first quarter of 2005.

	Three Months Ended March 31

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$215.9	$26.2	$189.7	2,061.3	(1.6)	2,062.9
Small Commercial/Industrial	194.0	27.7	166.3	2,218.0	5.6	2,212.4
Large Commercial/Industrial	153.9	21.7	132.2	2,742.3	(9.9)	2,752.2
Other-Retail/Municipal	24.7	(1.7)	26.4	581.0	(121.8)	702.8
Resale-Utilities	13.0	11.6	1.4	294.0	249.1	44.9
Other Operating Revenues	8.4	0.3	8.1	-	-	-

Total Operating Revenues	$609.9	$85.8	$524.1	7,896.6	121.4	7,775.2

Weather -- Degree Days (a)
Heating (3,251 Normal)				2,935	(353)	3,288

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our electric utility operating revenues increased by $85.8 million, or 16.4%, when compared to the first quarter of 2005. We estimate that our first quarter 2006 revenues were $72.5 million higher than the first quarter of 2005 due to pricing increases that we received during 2005 and in January 2006. The most significant increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under our Power the Future plan, and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our electric sales volumes increased by 1.6 % as compared to the same period last year. Sales volumes to other utilities during the first three months of 2006 were approximately five times greater than the same period in 2005. The increase in sale volumes to other utilities is attributed to the availability of Unit 1 at PWGS, which provided additional generation capacity. PWGS Unit 1 was not operational until the third quarter of 2005. Residential sales volumes were flat due to milder winter weather as heating degree days were approximately 10.7% lower than the prior year. Sales volumes in the Other Retail/Municipal class decreased approximately 17.3% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005.

Fuel and Purchased Power

Our fuel and purchased power expenses increased by $11.2 million, or 7.0%, when compared to the first quarter of 2005. The increase was due, in part, to the following: (1) the average cost of purchased power and natural gas-fired units was approximately 9.1% higher in the first quarter of 2006 as compared to the same period in 2005 and (2) the cost of coal, including transportation, rose 17.6% when compared to last year. These increases were partially offset by increased generation from our lower cost base-load coal units which generated approximately 5.7% more megawatt-hours in the first quarter of 2006 as compared to the same period in 2005. The increased coal unit output reduced the need for higher cost purchased power and gas-fired generation.

The recovery of our fuel and purchased power costs (fuel costs) in Wisconsin is governed by rules established by the PSCW. For 2006, if our annual fuel recoveries exceed our annual fuel costs, as defined by the PSCW, then we will have to refund the excess fuel recoveries. If we under-collect our fuel costs by more than 2% on an annual basis, we have an opportunity to seek a rate increase prospectively. For the first quarter of 2006, we over-collected fuel costs by approximately $28.5 million; however, on an annual basis, we project that we will under-recover our annual fuel costs in the range of approximately $0.0 to $10.0 million. For the first quarter of 2005, we under-collected our fuel costs by $11.1 million and, on an annual basis, we under-collected our fuel costs by $35.6 million. When comparing the results of our first quarter 2006 with 2005, we saw a $39.6 million improvement in the collection of fuel costs.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2006 with similar information for the first quarter of 2005. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $67.8 million or 12.1%.

	Three Months Ended March 31

Gas Utility Operations	2006	B (W)	2005

	(Millions of Dollars)

Gas Operating Revenues	$627.9	$67.8	$560.1
Cost of Gas Sold	480.4	(69.7)	410.7

Gross Margin	$147.5	($1.9)	$149.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2006 with similar information for the first quarter of 2005.

	Three Months Ended March 31

	Gross Margin			Therm Deliveries

Gas Utility Operations	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$95.3	($5.1)	$100.4	323.9	(59.0)	382.9
Commercial/Industrial	33.7	2.8	30.9	193.7	(22.0)	215.7
Interruptible	0.6	0.1	0.5	6.6	(0.4)	7.0

Total Retail Gas Sales	129.6	(2.2)	131.8	524.2	(81.4)	605.6
Transported Gas	15.3	-	15.3	242.4	(8.3)	250.7
Other	2.6	0.3	2.3	0.3	0.1	0.2

Total	$147.5	($1.9)	$149.4	766.9	(89.6)	856.5

Weather -- Degree Days (a)
Heating (3,251 Normal)				2,935	(353)	3,288

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our gas utility gross margin decreased by $1.9 million when compared to the first quarter of 2005 due to a decline in gas sales volumes that was driven by mild winter weather and by lower customer usage. The winter temperatures (as measured by heating degree days) were approximately 10.7% warmer than the first quarter in 2005. The mild winter weather reduced customer demand for heating. In addition, with the increase in natural gas prices, we have experienced a reduction in the normalized use of gas per customer. The decline in sales volumes was partially offset by pricing increases that were granted by the PSCW and implemented in January 2006. The gas pricing increases were primarily granted to recover increased operating costs, including bad debt expenses. Our margins increased between the comparative periods by approximately $15.0 million due to these pricing increases. We anticipate that the 2006 annual impact of the rate increase for our gas margins would be approximately $53.5 million under normal customer usage; however, we believe that the actual amount will be lower due to reduced customer usage.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $55.9 million, or 22.3%, when compared to the first quarter of 2005. As discussed above, we received pricing increases during 2005 and in January 2006 to cover increased costs. Our increases in other operation and maintenance expenses that relate to the pricing increases include increased Power the Future lease costs of $25.1 million, increased transmission expenses of $13.0 million and increased bad debt expenses of $3.9 million. In addition, other operation and maintenance expenses increased approximately $5.3 million due to PWGS operating costs and the timing of scheduled outages and maintenance projects at our plants.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $0.7 million or 0.1% when compared to the first quarter of 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expenses. The decline was offset by increased depreciation expenses on plant additions.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The most significant subsidiary in this segment is We Power. This segment includes the revenues billed to Wisconsin Electric for PWGS Unit 1 and it also includes the depreciation expense related to Unit 1.

Our non-utility energy segment contributed $9.1 million of operating income for the first quarter 2006 as compared to an operating loss of $1.0 million for the first quarter of 2005. This increase in operating income reflects a full quarter of the operating income for PWGS Unit 1, which was placed in service in July 2005. There were no earnings associated with this unit in the first quarter of 2005.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $3.0 million in the first quarter of 2006 compared with an operating loss of $2.8 million in the same period in 2005. The increase in operating loss is attributable to lower operating earnings at Wispark.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by $3.2 million when compared to the first quarter of 2005. The increase primarily reflects increased carrying costs on regulatory assets of $2.1 million as well as an increase in Allowance for Funds used During Construction (AFUDC) of $1.9 million due to a higher average balance of AFUDC-qualifying utility construction projects between the comparative periods.

CONSOLIDATED INTEREST EXPENSE

Interest expense increased by $2.8 million in the three months ended March 31, 2006 when compared with the same period in 2005. This increase reflects higher debt levels and higher short-term interest rates. In addition, in the first quarter of 2005, we expensed approximately $3.0 million related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of July 2005; therefore, there were no similar expenses in the first quarter of 2006.

CONSOLIDATED INCOME TAXES

For the first quarter of 2006, our effective tax rate applicable to continuing operations was 37.6% compared to 36.7% for the first quarter of 2005. We expect our 2006 annual effective tax rate to be between 37.5% and 38.5%.

DISCONTINUED OPERATIONS

Income from discontinued operations for the first quarter of 2006 was $1.3 million compared to a loss from discontinued operations of $0.1 million in the first quarter of 2005. Discontinued operations primarily include the operations of Minergy Neenah. In the first quarter of 2005, the operations of Wisvest-Calumet, which was sold effective May 31, 2005, were classified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first three months of 2006 and 2005:

	Three Months Ended March 31

Wisconsin Energy Corporation	2006	2005

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$339.7	$376.7
Investing Activities	($214.2)	($163.0)
Financing Activities	($161.6)	($230.8)

Operating Activities

Cash provided by operating activities decreased to $339.7 million during the first three months of 2006 compared with $376.7 million during the same period in 2005. This decrease was partially due to lower than expected withdrawal of natural gas in storage due to the mild weather, and increased accounts receivable balances, offset in part, by higher cash earnings between the comparative periods.

Investing Activities

During the first three months of 2006, cash used in investing activities was $214.2 million, an increase of $51.2 million over the same period in 2005. This increase was due primarily to increased capital expenditures at We Power related to our Power the Future plan and increased spending on reliability capital projects at the regulated utility.

Financing Activities

During the three months ended March 31, 2006, we used $161.6 million for financing activities compared with using $230.8 million for financing activities during the first three months of 2005. The primary uses of cash during the first three months of 2006 and 2005 were to reduce short-term debt and to pay dividends on common stock.

In the first quarter of 2006, we received proceeds of $5.7 million related to the exercise of stock options, compared with $18.9 million in the first quarter of 2005. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $10.2 million, compared with $29.8 million in the first quarter of 2005. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2006 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2006, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

We are currently evaluating the possible issuance of environmental trust bonds in the fourth quarter of 2006 or the first quarter of 2007. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. Environmental trust bonds give utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure is expected to result in a lower cost to customers when compared to traditional financing and ratemaking.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas credit agreements provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

As of March 31, 2006, we had approximately $1.4 billion of available unused lines of bank back-up credit facilities on a consolidated basis and approximately $345.5 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at March 31, 2006:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$300.0	$ -	$300.0	June-2007	3 year
Wisconsin Energy	$300.0	$1.8	$298.2	Apr-2006	3 year
Wisconsin Electric	$500.0	$2.0	$498.0	Mar-2011	5 year
Wisconsin Gas	$300.0	$ -	$300.0	Mar-2011	5 year

On March 30, 2006, Wisconsin Electric entered into an unsecured five year $500 million bank back-up credit facility to replace a $250 million three year credit facility with an expiration date of June 2007 and a $125 million three year credit facility with an expiration date of November 2007. This new facility will expire in March 2011 with a renewal provision for two one-year extensions, subject to lender approval.

On March 30, 2006, Wisconsin Gas entered into an unsecured five year $300 million bank back-up credit facility to replace a $200 million three year credit facility with an expiration date of June 2007. This new facility will expire in March 2011 with a renewal provision for two one-year extensions, subject to lender approval.

On April 6, 2006, Wisconsin Energy entered into an unsecured five year $900 million bank back-up credit facility to replace a $300 million credit facility that would have expired on April 8, 2006 and a $300 million credit facility with an expiration date of June 2007. This new credit facility will expire in April 2011 with a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our consolidated capitalization structure at March 31, 2006 and at December 31, 2005:

Capitalization Structure	March 31, 2006		December 31, 2005

	(Millions of Dollars)

Common Equity	$2,758.5	41.5%	$2,680.1	40.0%
Preferred Stock of Subsidiary	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities)	3,507.6	52.8%	3,527.0	52.7%
Short-Term Debt	345.5	5.2%	456.3	6.8%

Total	$6,642.0	100.0%	$6,693.8	100.0%

Ratio of Debt to Total Capital		58.0%		59.5%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of March 31, 2006.

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

Capital Requirements

Capital requirements during the remainder of 2006 are expected to be principally for capital expenditures, to satisfy long-term debt maturities and nuclear fuel. Our 2006 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $1,020.0 million.

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

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. For additional information, see Note G -- Variable Interest Entities in our 2005 Annual Report on Form 10-K. We have included our contractual obligations under all three of these contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $9.4 billion as of March 31, 2006 compared with $9.6 billion as of December 31, 2005. Our total contractual obligations and other commercial commitments as of March 31, 2006 decreased compared with December 31, 2005 due primarily to periodic payments related to these types of obligations which were greater than new commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2005 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our Power the Future strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, nuclear operations, industry restructuring and competition and other matters.

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At March 31, 2006, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $72.7 million.

POWER THE FUTURE

Under our Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the PWGS and Oak Creek expansion by We Power. The new plants will be leased by We Power to Wisconsin Electric under long-term leases, and we expect Wisconsin Electric to recover the lease payments in its electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2005 Annual Report on Form 10-K for additional information on Power the Future.

Port Washington:   In July 2005, the first unit at PWGS became operational. Construction of the second gas-fired unit is well underway. Site preparation, including removal of the old coal units at the site, was completed early this year, and most of the major components have been procured for the second unit at PWGS. The unit is expected to begin commercial operation in time for the peak summer season in 2008.

Oak Creek Expansion:   In November 2003, the PSCW issued an order granting Wisconsin Energy, Wisconsin Electric and We Power a Certificate of Public Convenience and Necessity (CPCN) to commence construction of two 615-megawatt coal-fired units (the Oak Creek expansion) to be located adjacent to the site of Wisconsin Electric's existing Oak Creek Power Plant. We anticipate that the first unit will be operational in 2009 and the second unit will be operational in 2010. The total costs for the two units were set at approximately $2.2 billion, and the order provided for the recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. In June 2005, construction commenced at the site. In November 2005, we completed the sale of approximately a 17% interest in the project to two unaffiliated entities, who will share ratably in the construction costs.

The CPCN granted for the construction of the Oak Creek expansion was the subject of a number of legal challenges by third parties; these legal challenges were resolved in June 2005. We have received all permits necessary to commence construction. Certain of these permits continue to be contested, but remain in effect unless and until overturned by a reviewing court or administrative law judge.

The Wisconsin Department of Natural Resources (WDNR) Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion was the subject of legal challenges. The permit was issued following a contested case proceeding and was subsequently appealed to the Circuit Court for Dane County. The circuit court dismissed the challenge on procedural grounds. In February 2006, the Wisconsin Court of Appeals affirmed the lower court's decision dismissing the case. The period for appeal of that decision to the Wisconsin Supreme Court has expired.

A contested case hearing for the Wisconsin Pollutant Discharge Elimination System permit was held in March 2006. We anticipate a decision by the administrative law judge in 2006.

UTILITY RATES AND REGULATORY MATTERS

In January 2006, the PSCW issued an order that increased our electric, gas and steam rates effective January 26, 2006. We anticipate that these base rates will remain in effect through December 2007. A discussion of this order follows.

Electric Rates:   In July 2005, Wisconsin Electric filed a limited rate proceeding whereby it requested an increase in electric revenues to recover certain specific costs which totaled approximately $143.6 million. In October 2005, Wisconsin Electric amended its original application to include fuel and purchased power costs. The January 2006 order authorized an annual increase to our electric revenues of $222.0 million. This increase covered specific costs associated with fuel and purchased power, costs associated with our continued investments in our Power the Future strategy, increased transmission costs and costs associated with additional sources of renewable energy. The January 2006 order also addressed Wisconsin Electric's recovery of fuel and purchased power costs in its electric rates. For 2006, Wisconsin Electric agreed to refund to customers any fuel revenues that it receives that are in excess of fuel costs that it incurs, as defined by the Wisconsin fuel rules. Any refund would also include interest. For 2007, Wisconsin Electric will operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues may be adjusted prospectively if fuel costs fall outside a plus or minus 2% band. The January 2006 order authorized a return on equity of 11.2% for Wisconsin Electric operations.

Gas Rates:   The gas operations of Wisconsin Electric and Wisconsin Gas went through a traditional rate proceeding whereby the revenues were set to recover projected costs and to provide a return on rate base. The January 2006 order provided for increases in gas revenues totaling $60.1 million which was based on an authorized return on equity of 11.2%.

Steam Rates:   The steam rate proceeding was a traditional rate proceeding. The January 2006 order provided for an increase in steam rates of $7.8 million to be phased in over a two year period beginning in 2006. The rate increase was based on an authorized return on equity of 11.2%.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

Public Utility Holding Company Act of 2005 (PUHCA 2005)

Wisconsin Energy and Wisconsin Electric were exempt holding companies under the Public Utility Holding Company Act of 1935 (PUHCA 1935), and, accordingly, were exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. However, the Energy Policy Act of 2005 repealed PUHCA 1935 and enacted PUHCA 2005, transferring jurisdiction over holding companies from the SEC to the Federal Energy Regulatory Commission (FERC). In March 2006, each of Wisconsin Energy and Wisconsin Electric filed with the FERC notification of its status as a holding company as required under the FERC regulations implementing PUCHA 2005 and request for exempt status similar to that held under PUHCA 1935. If Wisconsin Energy and Wisconsin Electric are unable to obtain exempt status from FERC, both companies may become subject to increased regulation as holding companies by the FERC.

Renewables

In March 2006, Wisconsin enacted new public benefits legislation, 2006 Wisconsin Act 141 (Act), that changes the renewable energy requirements for utilities. The Act establishes a statewide mandate for energy required from renewable sources of no less than 5% by 2010 and 10% by 2015 of total retail energy delivered. We must obtain approximately 210 megawatts of additional renewable capacity by 2010 and another approximately 610 megawatts of additional renewable capacity by 2015 to meet the retail energy delivered requirements. We have already started development of additional sources of renewable energy to comply with commitments made as part of our Power the Future initiative which will assist us in complying with the Act. See Wind Farms discussion below.

The Act allows the PSCW to delay implementation of the renewable portfolio standard if it finds that achieving the renewable requirement would be too expensive or would lessen reliability, or that new renewable projects could not be permitted on a timely basis or could not be served by adequate transmission facilities. The previous law did not include similar provisions. The Act provides that if a utility is in compliance with the renewable energy and energy efficiency requirements as determined by the PSCW, then the utility is considered in compliance with the Energy Priority Law. Prior to this Act, there had been no agreement on how to determine compliance with the Energy Priority Law.

We are evaluating the requirements of the Act. Additionally, the details of the new requirements are subject to administrative rulemaking that could take up to a year to complete.

Wind Farms

In June 2005, we purchased the development rights to two wind farm projects from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capacity of between approximately 130 to 200 megawatts. We estimate that the capital cost of the project, excluding Allowance for Funds Used During Construction, will be in the range of $250 to $320 million. We filed for approval of a CPCN with the PSCW in March 2006, and we are working to secure any additional environmental permits necessary to commence construction. We expect the turbines to be placed in service between 2007 and 2008, dependent upon the availability of wind turbines and the receipt of necessary regulatory approvals.

NUCLEAR OPERATIONS

Wisconsin Electric owns two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities. In February 2006, we announced that we were undertaking a formal review regarding our options for the ownership and operation of Point Beach. The options that we are evaluating include: (1) continued operation by NMC, (2) continued operation by a third party operator other than NMC, (3) a return to in-house operation of the plant by Wisconsin Electric and (4) the sale of the Point Beach facility. We expect to complete this formal review in the fourth quarter of 2006.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. During 2006, we have one scheduled refueling outage which is expected to occur during the fourth quarter. In 2005 we had two scheduled outages. In 2005, the Unit 2 outage was over the second and third quarters and the Unit 1 outage was over the third and fourth quarters. During the 2005 scheduled refueling outages we replaced the reactor vessel heads in each Unit. This work, along with other planned maintenance, resulted in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our nuclear operations.

ELECTRIC TRANSMISSION

Effective April 1, 2005, Wisconsin Electric and Edison Sault began participating in the Midwest Independent Transmission System Operator, Inc.'s (MISO) bid-based energy market (MISO Midwest Market) which changed how our generating units are dispatched and how we buy and sell power.

In MISO, base transmission costs are currently being paid by load serving entities (LSE) located in the service territories of each MISO transmission owner. FERC also ordered a seams elimination charge to be paid by MISO LSE's from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of a Regional Transmission Organization and/or FERC's elimination of through and out transmission charges between the MISO and PJM Interconnection, L.L.C. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. In January 2006, Wisconsin Electric along with certain other parties to the proceeding, submitted an offer of settlement to the presiding administrative law judge that resolved all issues set for hearing that impact Wisconsin Electric with regard to the continued payment of through and out transmission charges as well as the seams elimination charge. The administrative law judge certified the settlement to the FERC, and the FERC approved the settlement on April 13, 2006. As a result, Wisconsin Electric expects to receive in the second quarter of 2006 a small refund of transmission charges in excess of the seams elimination charge. See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding MISO.

OTHER MATTERS

Guardian Pipeline:   In April 2006, Wisconsin Energy sold its one-third interest in Guardian Pipeline L.L.C (Guardian) to an affiliate of Northern Border Partners, L.P. for approximately $38.5 million. The sale is expected to generate a small after-tax gain. Neither Wisconsin Electric nor Wisconsin Gas has an ownership interest in Guardian. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian pipeline began commercial operation in early December 2002. We have committed to purchase 650,000 dekatherms (approximately 87% of the pipeline's total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

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
  Implementation of the Energy Policy Act of 2005 and the effect of state level proceedings and the development of regulations by federal and other agencies, including the Federal Energy Regulatory Commission, as well as the ultimate authorization of the Federal Energy Regulatory Commission to allow Wisconsin Electric to lease the three Power the Future units that are currently being constructed by We Power.
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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1. Financial Statements -- Notes to Consolidated Condensed Financial Statements, in Part I of this report as well as Item 1. Legal Proceedings and Item 1A. Risk Factors, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report. For information concerning other market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Energy's 2005 Annual Report on
Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2005 Annual Report on
Form 10-K.

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

Power the Future:   See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Part I of this report for information concerning our Power the Future strategy.

OTHER MATTERS

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that Wisconsin Electric's distribution system caused damages to his livestock. Wisconsin Electric appealed this decision. In April 2006, the Wisconsin Court of Appeals affirmed the jury's verdict against Wisconsin Electric awarding $1.3 million, including interest and costs, to the plaintiffs in this suit.

In May 2005, a stray voltage lawsuit was filed against Wisconsin Electric. We do not believe the lawsuit has merit and we will vigorously defend the case. This claim against Wisconsin Electric is not expected to have a material adverse effect on our financial condition or results of operations.

Even though any claims which may be made against Wisconsin Electric with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial condition, we continue to evaluate various options and strategies to mitigate this risk.

Arbitration Proceedings:   Our largest electric customer owns two mines that operate in the Upper Peninsula of Michigan. The mines represent approximately 7% of our annual electric sales. However, the earnings are insignificant to us. The mines have special negotiated contracts that expire in December 2007. The contracts have price caps for approximately 80% of the energy sales. The mines are billed at rates reflecting incremental costs and amounts billed that exceed the price caps are refunded without interest in the year following the contract year. We do not recognize revenue on amounts billed that exceed the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Midwest Market. The mines have notified us that they are disputing these billings and they have placed the disputed amounts in escrow. In September 2005, the mines notified us that they filed for formal arbitration related to the contracts. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contracts. As of March 31, 2006, the mines have placed $75.8 million in escrow. As noted above, the amounts that have been placed in escrow primarily relate to amounts that would have been refunded without interest in the year following the contract year. At this time, we are unable to predict the outcome of the formal arbitration process, but we believe that it will not have a material impact on our financial condition or results of operations.

United States Environmental Protection Agency (EPA) Information Requests:   Wisconsin Electric and Wisconsin Gas responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. In July 2005, Wisconsin Gas received a general notice letter from the EPA identifying Wisconsin Gas as a potentially responsible party under CERCLA. We responded to the EPA in July 2005, stating that Wisconsin Gas will participate in negotiations regarding the site, but that Wisconsin Gas does not admit to any liability for the site. In April 2006, we received a special notice letter from the EPA identifying both Wisconsin Gas and Wisconsin Electric as potentially responsible parties and commencing a negotiation period with EPA and other parties regarding the conduct of investigation and remediation and reimbursement of the EPA's past costs. Wisconsin Electric and Wisconsin Gas have informed the EPA that they will participate in negotiations. Although neither Wisconsin Electric or Wisconsin Gas admits to any liability for the site nor has accepted any responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in the 2005 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2005 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [AND ISSUER PURCHASES OF EQUITY SECURITIES]
ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2006. We do not report shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan under this Item.

ITEM 5. OTHER INFORMATION

As previously disclosed, Larry Salustro, Executive Vice President of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas, intends to retire no later than early 2007, after attaining age 60. Mr. Salustro's successor, James C. Fleming, assumed the title of General Counsel for Wisconsin Energy, Wisconsin Electric and Wisconsin Gas effective March 27, 2006. Mr. Salustro continued his other duties and assisted Mr. Fleming in his transition. Effective July 1, 2006, Mr. Salustro will transfer his oversight responsibilities to other company officers. However, until his retirement, Mr. Salustro will continue to serve as Executive Vice President and will participate in special projects and strategic decisions and continue to advise the Chief Executive Officer and Mr. Fleming.

Director George E. Wardeberg did not stand for re-election at the 2006 Annual Meeting of Stockholders of Wisconsin Energy held on May 4, 2006, at which time his term expired. Director Wardeberg has served on the Board of Directors of Wisconsin Gas since 1992 and on the Boards of Directors of Wisconsin Energy and Wisconsin Electric since 2000. In consideration of his exemplary service to these Boards of Directors, on May 4, 2006, the Compensation Committee of the Board of Directors of Wisconsin Energy approved the acceleration of vesting of all unvested restricted stock awarded to Director Wardeberg, consisting of 5,692 shares of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Credit Agreement, dated as of April 6, 2006, among Wisconsin Energy Corporation, as Borrower, the Lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Bank.

10.2

Credit Agreement, dated as of March 30, 2006, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent and Fronting Bank.

10.3

Credit Agreement, dated as of March 30, 2006, among Wisconsin Gas LLC, as Borrower, the Lenders identified therein, Citibank, N.A., as Administrative Agent, and U.S. Bank National Association, as Fronting Bank.

10.4

Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K.)

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
WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 4, 2006	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer