Form 10-Q
period 2006-06-30
WISCONSIN ENERGY CORP
filed 2006-08-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2006):

Common Stock, $.01 Par Value,	116,978,883 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2006

	TABLE OF CONTENTS
Item		Page

	Introduction	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	4

	Consolidated Condensed Balance Sheets	5

	Consolidated Condensed Statements of Cash Flows	6

	Notes to Consolidated Condensed Financial Statements	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosures About Market Risk	38

4.	Controls and Procedures	39

	Part II -- Other Information

1.	Legal Proceedings	39

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds
	[and Issuer Purchases of Equity Securities]	42

4.	Submission of Matters to a Vote of Security Holders	42

5.	Other Information	43

6.	Exhibits	44

	Signatures	45

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

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault Electric Company (Edison Sault), which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas operate under the trade name of "We Energies."

Non-Utility Energy Segment:   Our non-utility energy segment primarily consists of We Power. We Power was formed in 2001 to construct, own and lease to Wisconsin Electric the new generating capacity included in our Power the Future strategy, which is described further in this report.

Other:   Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC (Wispark). As of June 30, 2006, Wispark had $89.5 million of assets.

Discontinued Operations:   Effective May 31, 2005, we sold our Calumet Energy (Calumet) facility, which was part of our non-utility energy segment. In August 2005, we announced our intent to sell Minergy Neenah, LLC (Minergy Neenah). For further information, see Note 3 -- Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$814.4	$788.5	$2,061.4	$1,883.2

Operating Expenses
Fuel and purchased power	184.8	186.4	354.0	344.4
Cost of gas sold	129.6	142.0	610.0	552.7
Other operation and maintenance	290.1	268.5	588.0	522.9
Depreciation, decommissioning
and amortization	78.8	79.0	161.4	160.8
Property and revenue taxes	24.0	22.7	49.3	45.7

Total Operating Expenses	707.3	698.6	1,762.7	1,626.5

Operating Income	107.1	89.9	298.7	256.7

Other Income, Net	27.7	16.6	48.6	34.3

Interest Expense	42.6	41.5	87.8	83.9

Income From Continuing
Operations Before Income Taxes	92.2	65.0	259.5	207.1

Income Taxes	32.5	8.2	95.4	60.3

Income from Continuing Operations	59.7	56.8	164.1	146.8

Income from Discontinued
Operations, Net of Tax (Note 3)	3.2	5.2	4.5	5.1

Net Income	$62.9	$62.0	$168.6	$151.9

Earnings Per Share (Basic)
Continuing operations	$0.51	$0.49	$1.40	$1.26
Discontinued operations	0.03	0.04	0.04	0.04

Total Earnings Per Share (Basic)	$0.54	$0.53	$1.44	$1.30

Earnings Per Share (Diluted)
Continuing operations	$0.50	$0.48	$1.38	$1.24
Discontinued operations	0.03	0.04	0.04	0.04

Total Earnings Per Share (Diluted)	$0.53	$0.52	$1.42	$1.28

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.0	117.0	117.0	117.0
Diluted	118.4	118.3	118.4	118.3

Dividends Per Share of Common Stock	$0.23	$0.22	$0.46	$0.44

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2006	December 31, 2005
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$8,959.8	$8,849.6
Accumulated depreciation	(3,373.3)	(3,288.5)

	5,586.5	5,561.1
Construction work in progress	887.8	596.6
Leased facilities, net	90.4	93.2
Nuclear fuel, net	113.2	112.0

Net Property, Plant and Equipment	6,677.9	6,362.9

Investments
Nuclear decommissioning trust fund	802.6	782.1
Equity investment in transmission affiliate	219.9	205.8
Other	46.5	92.1

Total Investments	1,069.0	1,080.0

Current Assets
Cash and cash equivalents	18.1	73.2
Accounts receivable	341.5	441.8
Accrued revenues	143.6	262.9
Materials, supplies and inventories	342.9	451.6
Prepayments and Other	126.1	130.1
Assets held for sale	16.0	17.4

Total Current Assets	988.2	1,377.0

Deferred Charges and Other Assets
Regulatory assets	1,038.7	1,025.6
Goodwill, net	441.9	441.9
Other	184.7	174.6

Total Deferred Charges and Other Assets	1,665.3	1,642.1

Total Assets	$10,400.4	$10,462.0

Capitalization and Liabilities

Capitalization
Common equity	$2,796.4	$2,680.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,025.4	3,031.0

Total Capitalization	5,852.2	5,741.5

Current Liabilities
Long-term debt due currently	224.9	496.0
Short-term debt	557.3	456.3
Accounts payable	277.7	418.1
Accrued liabilities	181.3	134.4
Other	155.4	142.0

Total Current Liabilities	1,396.6	1,646.8

Deferred Credits and Other Liabilities
Regulatory liabilities	1,387.6	1,373.2
Asset retirement obligations	364.0	355.5
Deferred income taxes - long-term	569.4	593.7
Other	830.6	751.3

Total Deferred Credits and Other Liabilities	3,151.6	3,073.7

Total Capitalization and Liabilities	$10,400.4	$10,462.0

The accompanying Notes to Consolidated Condensed Financial Statements are an
integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30

2006	2005

(Millions of Dollars)
Operating Activities
Net income	$168.6	$151.9
Income from discontinued operations, net of tax	(4.5)	(5.1)
Reconciliation to cash
Depreciation, decommissioning and amortization	166.0	173.4
Nuclear fuel expense amortization	14.7	10.1
Equity in earnings of unconsolidated affiliates	(22.9)	(16.9)
Distributions from unconsolidated affiliates	14.9	12.9
Deferred income taxes and investment tax credits, net	(25.5)	17.4
Change in -	Accounts receivable and accrued revenues	219.6	82.2
Inventories	108.7	86.5
Other current assets	(22.4)	6.7
Accounts payable	(156.7)	(8.1)
Accrued income taxes, net	82.6	(58.4)
Deferred costs, net	(13.1)	(50.1)
Other current liabilities	7.0	20.2
Other	43.6	12.3

Cash Provided by Operating Activities	580.6	435.0

Investing Activities
Capital expenditures	(420.9)	(321.8)
Proceeds from asset sales, net	41.5	54.7
Nuclear fuel	(16.0)	(12.5)
Nuclear decommissioning funding	(8.8)	(8.8)
Proceeds from investments within nuclear decommissioning trust	301.7	195.9
Purchases of investments within nuclear decommissioning trust	(301.7)	(195.9)
Other	2.7	3.2

Cash Used in Investing Activities	(401.5)	(285.2)

Financing Activities
Exercise of stock options	7.6	37.7
Purchase of common stock	(13.1)	(59.9)
Dividends paid on common stock	(53.8)	(51.5)
Retirement of long-term debt	(277.3)	(3.0)
Change in short-term debt	101.0	(88.1)
Other, net	1.4	-

Cash Used in Financing Activities	(234.2)	(164.8)

Change in Cash and Cash Equivalents from Continuing Operations	(55.1)	(15.0)

Cash and Cash Equivalents at Beginning of Period	73.2	35.6

Cash and Cash Equivalents at End of Period	$18.1	$20.6

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$110.8	$98.8
Income taxes (net of refunds)	$46.3	$100.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2005 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year 2006 because of seasonal and other factors.

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

We have changed the presentation of the investing activities within our nuclear decommissioning trusts on the accompanying Consolidated Condensed Statements of Cash Flows to present proceeds from investments within the nuclear decommissioning trusts and purchases of investments within the nuclear decommissioning trusts. Previously, these items were excluded from the Consolidated Statements of Cash Flows as the nuclear decommissioning trusts are considered restricted investments. This reporting change had no impact on net cash provided by, or used in, operating, investing or financing activities.

Interim Accounting for Electric Fuel Revenues:   For 2006, Wisconsin Electric will have to refund to customers any electric fuel revenues that it receives that are in excess of fuel and purchased power costs that it incurs, as defined by the Wisconsin fuel rules. We do not recognize revenue for any amounts that are currently billable if it is probable that we will refund those amounts to customers.

 2 -- POWER THE FUTURE

In July 2005, the first unit at Port Washington Generating Station (PWGS) was placed in service. This asset has a cost of approximately $364.3 million which includes approximately $31.1 million of capitalized interest. The asset is being depreciated over its estimated useful life of approximately 37 years. The cost of the plant, plus a return, is expected to be recovered through Wisconsin Electric's rates over a 25 year period at an annual amount of approximately $48 million.

We capitalize interest expense during the construction of our Power the Future power plants. For the three months ended June 30, 2006 and 2005, we capitalized $7.3 million and $7.9 million of interest costs at an average rate of 6.4% for each period. For the six months ended June 30, 2006 and 2005, we capitalized $13.3 million and $14.9 million of interest costs at an average rate of 6.5% for each period.

Under the lease agreements associated with our Power the Future plants, we are able to recover from utility customers the carrying costs associated with the construction of these power plants. We defer these carrying costs on our balance sheet and they will be amortized to revenue over the individual lease term. For the three months ended June 30, 2006 and 2005, we deferred $17.2 million and $17.7 million of carrying costs at an average rate of 14% for each period. For the six months ended June 30, 2006 and 2005, we deferred $31.0 million and $33.7 million of carrying costs at an average rate of 14% for each period.

 3 -- DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The earnings of the assets identified below are reflected in discontinued operations in the accompanying Consolidated Condensed Income Statements. The combined operating revenues for these operations were approximately $5.6 million and $5.7 million for the three months ended June 30, 2006 and 2005, and approximately $10.7 million and $11.1 million for the six months ended June 30, 2006 and 2005.

Minergy Neenah:   In August 2005, we announced our intent to sell Minergy Neenah. In July 2006, Minergy Corp. signed a purchase agreement with Thermagen Power Group, LLC for the sale of 100% of the membership interests in Minergy Neenah. We expect to complete the sale of Minergy Neenah in the third quarter of 2006. The sale of Minergy Neenah is subject to regulatory approval and satisfaction of other conditions.

The primary assets of Minergy Neenah are the Glass Aggregate Plant and related operating contracts. The plant recycles paper sludge from paper mills into electricity, steam and a glass aggregate product. The largest source of revenue for Minergy Neenah is from a long-term steam contract with a nearby paper mill owned by P.H. Glatfelter Company (Glatfelter). Glatfelter permanently closed the mill as of June 30, 2006. Minergy Neenah is owed a termination fee due to the mill closing. We expect that the net effect of the sale of the plant and the termination fee from Glatfelter will be insignificant. We do not expect that the sale of our plant will have a material financial impact on Wisconsin Energy as we have previously recorded impairment charges on this asset to reflect an expected realizable value.

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

 4 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30

Comprehensive Income	2006	2005

	(Millions of Dollars)
Net Income	$168.6	$151.9
Other Comprehensive Income (Loss)
Hedging	0.2	(0.3)

Total Other Comprehensive Income (Loss)	0.2	(0.3)

Total Comprehensive Income	$168.8	$151.6

Share-Based Compensation Plans:   Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment, using the modified prospective method and using a binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. Prior to January 1, 2006, we accounted for share based compensation under Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, and we disclosed the pro forma impact of share based compensation expense under SFAS 123, Accounting for Stock-Based Compensation. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than ten years from the grant date. Accordingly, no compensation expense was recognized in connection with option grants. All options granted subsequent to December 31, 2004 vest on a cliff-basis after a three year period. Prior to January 1, 2006, we reported benefits of tax deductions in excess of recognized compensation costs as operating cash flows. SFAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R. We recorded compensation expense, net of tax, for stock option awards made to our employees and directors of $1.2 million ($0.01 per share) and $2.3 million ($0.02 per share) for the three and six months ended June 30, 2006. Tax benefits associated with our stock-based compensation arrangements for the three and six months ended June 30, 2006 were $0.4 million and $2.2 million.

Results for the three and six months ended June 30, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS 123R, our net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(Millions of Dollars, Except Per Share Amounts)
Net Income
As reported	$62.0	$151.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.0	2.0

Pro forma	$61.5	$150.8

Basic Earnings Per Common Share
As reported	$0.53	$1.30
Pro forma	$0.53	$1.29

Diluted Earnings Per Common Share
As reported	$0.52	$1.28
Pro forma	$0.52	$1.27

In the first six months of 2006, the Compensation Committee of the Board of Directors granted 1,292,275 options that had an estimated weighted average grant date fair value of $7.55 per share using a binomial option-pricing model. In the first six months of 2005, the Compensation Committee of the Board of Directors granted 1,328,966 options that had an estimated grant date fair value of $8.32 per share using the Black-Scholes model. The following assumptions were used to value the options in the indicated grant year:

	Grants

	2006	2005

Risk free interest rate	4.3% - 4.4%	4.4%
Dividend yield	2.4%	2.5%
Expected volatility	17% - 20%	19%
Expected life (years)	6.31	10

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

The exercise price of a stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. In December 2004, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options awarded to executive officers and other key employees in 2002, 2003 and 2004. Options granted subsequent to December 31, 2004 are non-qualified stock options which vest on a cliff-basis after a three year period. Generally, options expire no later than ten years from the date of grant.

The following is a summary of our stock option activity through the three and six months ended June 30, 2006.

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Outstanding at April 1, 2006	8,611,108	$29.97
Granted	-	$ -
Exercised	(73,777)	$26.21
Forfeited	-	$ -

Outstanding at June 30, 2006	8,537,331	$30.01	6.9

Outstanding at January 1, 2006	7,569,619	$28.10
Granted	1,292,275	$39.48
Exercised	(324,563)	$23.22
Forfeited	-	$ -

Outstanding at June 30, 2006	8,537,331	$30.01	6.9

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $1.1 million and $5.6 million.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted -Average Exercise Price	Life (years)	Number	Weighted-Average Exercise Price	Life (years)

$10.86 to $19.97	338,983	$18.60	3.4	338,983	$18.60	3.4
$20.39 to $23.05	1,454,203	$22.00	5.2	1,454,203	$22.00	5.2
$25.31 to $27.65	1,858,279	$25.73	5.9	1,849,394	$25.73	5.9
$29.13 to $39.48	4,885,866	$34.81	8.1	2,273,141	$32.51	7.0

	8,537,331	$30.01	6.9	5,915,721	$27.01	6.0

Aggregate Intrinsic Value (Millions)	Options Outstanding			Options Exercisable

June 30, 2006	$87.9			$78.6

The following table summarizes the status of our non-vested options:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value

Non-vested at April 1, 2006	2,633,279	$7.94
Granted	-	$ -
Vested	(11,669)	$6.83
Forfeited	-	$ -

Non-vested at June 30, 2006	2,621,610	$7.94

Non-vested at January 1, 2006	1,360,153	$8.30
Granted	1,292,275	$7.55
Vested	(30,818)	$7.18
Forfeited	-	$ -

Non-vested at June 30, 2006	2,621,610	$7.94

The total fair value of options vesting during the three and six months ended June 30, 2006 was approximately $0.2 million and $0.3 million. As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $12.8 million, which is expected to be recognized over the next 25 months on a weighted average basis.

The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during the three and six months ended June 30, 2006:

Restricted Shares	Number of Shares	Weighted- Average Market Price

Outstanding at April 1, 2006	210,980
Granted	829	$39.19
Released / Forfeited	(9,468)	$31.30

Outstanding at June 30, 2006	202,341

Outstanding at January 1, 2006	193,657
Granted	18,152	$39.97
Released / Forfeited	(9,468)	$31.30

Outstanding at June 30, 2006	202,341

Recipients of the restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock generally expire 10 years after award grant, subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

In January 2004, the Compensation Committee granted 159,159 performance shares to officers and other key employees. In January 2006 and 2005 the Compensation Committee granted 150,281 and 101,834 performance units to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of our stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. The 2004 grant will be settled in common stock or cash. The 2005 and 2006 grants will be settled in cash.

Common Stock Activity:   No new shares of common stock were issued during the six months ended June 30, 2006. During the first six months of 2006, we received proceeds of $7.6 million related to the exercise of stock options, compared with $37.7 million during the same period in 2005. We instructed our plan agent to purchase common stock in the open market at a cost of $13.1 million to fulfill the exercised stock options in the first six months of 2006, compared with $59.9 million during the same period in 2005. This cost is included in purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

 5 -- ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations under SFAS 143, Accounting for Asset Retirement Obligations, primarily relate to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach) and to asbestos related removal costs associated with other power plants. Our asset retirement obligations at June 30, 2006 were $364.0 million.

We adopted Financial Accounting Standards Board (FASB) Interpretation 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, effective December 31, 2005. FIN 47 defines a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 had no effect on net income due to the regulatory treatment of asset retirement costs.

If we had adopted interpretation FIN 47 at the beginning of fiscal 2005, we would have reported the following asset retirement obligations on our Consolidated Condensed Balance Sheets in "Asset Retirement Obligations:"

Asset Retirement Obligations	June 30, 2006	December 31, 2005	December 31, 2004

Reported	$364.0	$355.5	$762.2
Pro forma	$364.0	$355.5	$798.4

The most significant asset retirement obligation is for Point Beach. The liability decreased significantly from December 31, 2004 to December 31, 2005 due to an updated Decommissioning Cost Study that had lower estimated costs to decommission the plant than the previous study. For further information regarding the change in the asset retirement obligation between December 31, 2005 and 2004 see Note F -- Asset Retirement Obligations and Note I -- Nuclear Operations in our 2005 Annual Report on Form 10-K.

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

 7 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2006	2005	2006	2005

	(Millions of Dollars)
Three Months Ended June 30
Net Periodic Benefit Cost
Service cost	$7.9	$7.7	$2.8	$4.1
Interest cost	17.5	17.1	4.4	5.8
Expected return on plan assets	(20.8)	(22.4)	(3.8)	(5.8)
Amortization of:
Transition obligation	-	0.1	0.2	0.8
Prior service cost (credit)	1.4	1.3	(3.4)	0.2
Actuarial loss	5.6	6.1	2.0	1.6

Net Periodic Benefit Cost	$11.6	$9.9	$2.2	$6.7

	Pension Benefits		Other Post-retirement Benefits

	2006	2005	2006	2005

	(Millions of Dollars)
Six Months Ended June 30
Net Periodic Benefit Cost
Service cost	$17.0	$16.6	$6.2	$6.9
Interest cost	34.9	34.8	9.0	11.0
Expected return on plan assets	(41.0)	(43.8)	(7.5)	(7.7)
Amortization of:
Transition obligation	-	-	0.2	0.8
Prior service cost (credit)	2.7	2.6	(6.8)	0.3
Actuarial loss	11.7	10.4	4.4	3.6

Net Periodic Benefit Cost	$25.3	$20.6	$5.5	$14.9

Employee Benefit Plans and Post-retirement Benefits:   In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The program offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and us. Due to this change, we remeasured the fair value of our other post-retirement plans in the fourth quarter of 2005 in accordance with SFAS 106, Employer's Accounting for Post-Retirement Benefits Other than Pensions. As a result of the Medicare Advantage program, our 2006 other post-retirement costs for the three and six months ended June 30, 2006 are less than our 2005 costs in the comparative periods.

8 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of June 30, 2006, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at June 30, 2006	Liability Recorded at June 30, 2006

	(Millions of Dollars)

Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	7.0	7.0	-

Wisconsin Electric	235.2	0.1	-
Subsidiary	10.8	10.5	-

Total	$253.0	$17.6	$ -

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

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $19.7 million as of June 30, 2006 and $17.3 million as of December 31, 2005.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and six month periods ended June 30, 2006 and 2005 is shown in the following table.

	Reportable Operating Segments		Corporate & Other (a) & Reconciling Items	Total Consolidated
Wisconsin Energy Corporation	Utility	Non-Utility

	(Millions of Dollars)
Three Months Ended

June 30, 2006
Operating Revenues (b)	$812.3	$20.2	($18.1)	$814.4
Operating Income (Loss)	$98.6	$11.5	($3.0)	$107.1
Interest Expense	$26.5	$3.6	$12.5	$42.6
Income Tax Expense	$35.6	$3.7	($6.8)	$32.5
Income from Discontinued Operations, Net	$ -	$ -	$3.2	$3.2
Net Income	$58.0	$4.6	$0.3	$62.9
Capital Expenditures	$97.7	$108.7	$ -	$206.4

June 30, 2005
Operating Revenues (b)	$785.1	$4.2	($0.8)	$788.5
Operating Income (Loss)	$90.1	$0.3	($0.5)	$89.9
Interest Expense	$27.3	$3.0	$11.2	$41.5
Income Tax Expense	$29.9	($0.6)	($21.1)	$8.2
Income from Discontinued Operations, Net	$ -	$5.0	$0.2	$5.2
Net Income	$48.9	$3.9	$9.2	$62.0
Capital Expenditures	$111.4	$38.0	$3.8	$153.2

Six Months Ended

June 30, 2006
Operating Revenues (b)	$2,059.5	$34.4	($32.5)	$2,061.4
Operating Income (Loss)	$284.1	$20.6	($6.0)	$298.7
Interest Expense	$54.6	$7.9	$25.3	$87.8
Income Tax Expense	$103.0	$5.8	($13.4)	$95.4
Income from Discontinued Operations, Net	$ -	$ -	$4.5	$4.5
Net Income (Loss)	$169.2	$7.2	($7.8)	$168.6
Capital Expenditures	$213.1	$207.8	$ -	$420.9
Total Assets (c)	$9,415.2	$992.2	($7.0)	$10,400.4

	Reportable Operating Segments		Corporate & Other (a) & Reconciling Items	Total Consolidated
Wisconsin Energy Corporation	Utility	Non-Utility

	(Millions of Dollars)
June 30, 2005
Operating Revenues (b)	$1,879.0	$5.5	($1.3)	$1,883.2
Operating Income (Loss)	$260.7	($0.6)	($3.4)	$256.7
Interest Expense	$55.2	$6.0	$22.7	$83.9
Income Tax Expense	$89.5	($1.9)	($27.3)	$60.3
Income from Discontinued Operations, Net	$ -	$5.0	$0.1	$5.1
Net Income	$146.3	$1.3	$4.3	$151.9
Capital Expenditures	$208.4	$108.1	$5.3	$321.8
Total Assets	$8,554.7	$572.5	$493.5	$9,620.7

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark, non-utility investment in renewable energy and recycling technology by Minergy Corp., the elimination of the PWGS Unit 1 capital lease and the settlement of liabilities related to discontinued operations, as well as interest on corporate debt.

(b)

An elimination for intersegment revenues is included in Operating Revenues of $18.6 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively, and in the amounts of $33.1 million and $5.8 million for the six months ended June 30, 2006 and 2005, respectively.

(c)

Effective, July 2005, an elimination for intersegment assets is included in Other for the elimination of property under capital lease for PWGS Unit 1. Wisconsin Electric leases PWGS Unit 1 from We Power. For further information see Note 2.

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

WICOR Manufacturing:   Effective July 31, 2004, we sold our manufacturing business. Pursuant to the terms of the sale agreement, Wisconsin Energy agreed to customary indemnification provisions related to certain environmental, asbestos and product liability matters associated with the manufacturing business. In addition, the amount of cash taxes and future deferred income tax benefits are subject to a number of factors including appraisals and applicable tax laws. We have established reserves related to the indemnification and tax matters.

Wisvest - Calumet:   Pursuant to the terms of the sale agreement, Wisvest has agreed to customary indemnification provisions related to environmental conditions and other matters. Except for retention of the full exposure to indemnify Tenaska for environmental claims related to certain property that was no longer leased or owned by Wisvest or any of its subsidiaries at the time of sale, Wisvest's maximum aggregate exposure under the indemnification provisions is $35 million. Pursuant to the terms of the agreement, we have guaranteed post-closing obligations under the agreement, including indemnity obligations.

11 -- INCOME TAXES

As disclosed in Note H -- Income Taxes in our Form 10-K for the year ended December 31, 2005, we had established valuation allowances related to tax benefits associated with state net operating losses. As of December 31, 2004, we had concluded that it was more likely than not that we would not ultimately realize these tax benefits. In connection with the favorable decision by the Supreme Court of Wisconsin in June 2005 to uphold the Certificate of Public Convenience and Necessity (CPCN) granted by the PSCW for the construction of the Oak Creek expansion, we concluded that it was more likely than not that we will be able to utilize certain tax benefits associated with state net operating losses of the Parent that had been carried forward from prior years. Consequently, in the second quarter of 2005 we reversed $16.6 million of valuation allowances associated with the state tax net operating losses that have been carried forward to future years.

12 -- NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position FIN 46R - 6 (FSP FIN 46R - 6):   In April 2006, the FASB issued FSP FIN 46R - 6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. FSP FIN 46R - 6 addresses the requirement to determine the variability to be considered in applying FASB Interpretation No. 46 based on an analysis of the design of the entity. Specifically, the FSP requires (1) an analysis of the nature of the risks in the entity and (2) a determination of the purpose(s) for which the entity was created and determination of the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. As required, we adopted FSP FIN 46R - 6 effective July 1, 2006 for any new arrangements entered into after the effective date. Although we do not expect the adoption of FSP FIN 46R - 6 to have a material financial impact, we currently are unable to determine the potential impact in future periods.

FASB Interpretation No. 48 (FIN 48):   In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described in Item 1A. Risk Factors in Part II of this report and under the heading "Cautionary Factors" in this Item 2, other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2006

CONSOLIDATED EARNINGS

The following table compares our net income during the second quarter of 2006 with similar information during the second quarter of 2005 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended June 30

	2006	B (W)	2005

	(Millions of Dollars)

Utility Energy Segment	$98.6	$8.5	$90.1
Non-Utility Energy Segment	11.5	11.2	0.3
Corporate and Other	(3.0)	(2.5)	(0.5)

Total Operating Income	107.1	17.2	89.9
Other Income, Net	27.7	11.1	16.6
Interest Expense	42.6	(1.1)	41.5

Income From Continuing Operations Before Income Taxes	92.2	27.2	65.0
Income Taxes	32.5	(24.3)	8.2

Income From Continuing Operations	59.7	2.9	56.8
Income From Discontinued Operations, Net of Tax	3.2	(2.0)	5.2

Net Income	$62.9	$0.9	$62.0

Diluted Earnings Per Share
Continuing Operations	$0.50	$0.02	$0.48
Discontinued Operations	$0.03	($0.01)	$0.04

Total Diluted Earnings Per Share	$0.53	$0.01	$0.52

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $98.6 million of operating income during the second quarter of 2006, an increase of $8.5 million or 9.4% compared with the second quarter of 2005. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended June 30

Utility Energy Segment	2006	B (W)	2005

	(Millions of Dollars)
Operating Revenues
Electric	$601.9	$27.6	$574.3
Gas	204.1	(1.7)	205.8
Other	6.3	1.3	5.0

Total Operating Revenues	812.3	27.2	785.1
Fuel and Purchased Power	185.8	1.6	187.4
Cost of Gas Sold	129.6	12.4	142.0

Gross Margin	496.9	41.2	455.7
Other Operating Expenses
Other Operation and Maintenance	298.8	(34.6)	264.2
Depreciation, Decommissioning
and Amortization	75.7	3.2	78.9
Property and Revenue Taxes	23.8	(1.3)	22.5

Operating Income	$98.6	$8.5	$90.1

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the second quarter of 2006 with similar information for the second quarter of 2005.

	Three Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$192.4	($6.8)	$199.2	1,845.9	(190.7)	2,036.6
Small Commercial/Industrial	193.7	8.8	184.9	2,215.4	(0.8)	2,216.2
Large Commercial/Industrial	161.9	3.6	158.3	2,828.4	(132.5)	2,960.9
Other-Retail/Municipal	21.4	(4.5)	25.9	543.9	(101.0)	644.9
Resale-Utilities	22.8	19.7	3.1	502.6	442.2	60.4
Other Operating Revenues	9.7	6.8	2.9	-	-	-

Total	$601.9	$27.6	$574.3	7,936.2	17.2	7,919.0

Weather -- Degree Days (a)
Cooling (183 Normal)				143	(94)	237

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our electric utility operating revenues increased by $27.6 million, or 4.8%, when compared to the second quarter of 2005. We estimate that our second quarter 2006 revenues were $29.6 million higher than the second quarter of 2005 due to pricing increases that we received in January 2006 and during 2005. The most significant pricing increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under our Power the Future plan, and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our electric sales volumes increased by approximately 0.2% between the comparative periods. Excluding sales volumes to other utilities, total electric sales volumes decreased 5.4% between comparative periods. The increase in sale volumes to other utilities is attributed to the availability of Unit 1 at PWGS, which provided additional generation capacity. PWGS Unit 1 was not operational until the third quarter of 2005. Under the Wisconsin fuel rules, sales to other utilities reduce fuel costs charged to customers. Residential sales volumes decreased due to cooler weather in the second quarter of 2006. As measured by cooling degree days, the second quarter of 2006 was 39.7% cooler than the same period in 2005, decreasing cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Based on cooling degree days, the second quarter of 2005 was the eighth warmest on record in the past seventy-four years. We estimate that the weather had an unfavorable impact on operating revenues of approximately $17.1 million. Total sales volumes to commercial/industrial customers decreased 2.6% between comparative periods. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, decreased 0.6%. Sales volumes in the Other Retail/Municipal class decreased approximately 15.7% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005.

Fuel and Purchased Power

Our fuel and purchased power expenses decreased by $1.6 million, or approximately 1.0%, when compared to the second quarter of 2005. The decrease is primarily due to a decrease in the average cost per megawatt-hour. Our cost of fuel and purchased power decreased from $23.67 per megawatt-hour for the three months ended June 30, 2005 to $23.42 per megawatt-hour for the three months ended

June 30, 2006, or 1.1% between the comparative periods. The largest factor for the lower cost per megawatt-hour was the increased generation from our nuclear units, which have the lowest fuel costs of our fleet. In the second quarter of 2005, one of our nuclear units was out due to a scheduled refueling outage. We did not have a nuclear refueling outage in the second quarter of 2006. Partially offsetting this benefit was a 38.8% increase in the per megawatt-hour cost of coal-fired generation, which includes coal and related transportation costs, between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2006 with similar information for the second quarter of 2005. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas margins increased by $10.7 million or 16.8%.

	Three Months Ended June 30

	2006	B (W)	2005

	(Millions of Dollars)

Gas Operating Revenues	$204.1	($1.7)	$205.8
Cost of Gas Sold	129.6	12.4	142.0

Gross Margin	$74.5	$10.7	$63.8

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2006 with similar information for the second quarter of 2005.

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$46.2	$6.9	$39.3	104.4	1.0	103.4
Commercial/Industrial	14.3	2.8	11.5	61.9	(0.3)	62.2
Interruptible	0.4	-	0.4	4.0	(0.3)	4.3

Total Retail Gas Sales	60.9	9.7	51.2	170.3	0.4	169.9
Transported Gas	11.3	0.8	10.5	187.0	(16.6)	203.6
Other	2.3	0.2	2.1	-	-	-

Total	$74.5	$10.7	$63.8	357.3	(16.2)	373.5

Weather -- Degree Days (a)
Heating (951 Normal)				771	(120)	891

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

The increase in gross margin is due, in part, to pricing increases that were granted by the PSCW and implemented in January 2006. The gas pricing increases were primarily granted to recover higher operating costs, including bad debt expenses. Our gross margin increased between the comparative periods by approximately $11.1 million due to these pricing increases.

Between comparative periods, we experienced an increase in customer growth, but our volumes decreased due to warmer weather and decreased use per customer or dial down, slightly offsetting the pricing increases. As measured by heating degree days, the second quarter of 2006 was approximately 13.5% warmer than the second quarter of 2005. The decrease in volume of transport gas sales was due to a lower amount of electric generation from natural gas within our service territory due to mild weather in the second quarter of 2006.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $34.6 million, or 13.1%, when compared to the second quarter of 2005. As discussed above, we received pricing increases in January 2006 and during 2005 to cover increased costs. Our increases in other operation and maintenance expenses that relate to the pricing increases include increased Power the Future lease costs of $25.4 million, increased transmission expenses of $17.6 million and increased bad debt expenses of $3.1 million. In addition, other operation and maintenance expenses increased approximately $6.7 million due to PWGS Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. In the second quarter of 2006, we did not have a scheduled nuclear refueling outage as was experienced in the second quarter of 2005, which resulted in approximately a $9.8 million decrease in nuclear operation and maintenance expenses between the comparative periods. In addition, effective March 31, 2006, we no longer incur seams elimination charges, a transmission charge, which resulted in reduced costs of approximately $4.0 million for the second quarter of 2006. For further information on seams elimination charges, see Electric Transmission in Factors Affecting Results, Liquidity and Capital Resources below.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $3.2 million or 4.1% when compared to the second quarter of 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expenses. The decline was partially offset by increased depreciation expenses on plant additions.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The most significant subsidiary in this segment is We Power. This segment includes the revenues billed to Wisconsin Electric for PWGS Unit 1 and it also includes the depreciation expense related to Unit 1.

Our non-utility energy segment contributed $11.5 million of operating income for the second quarter of 2006 compared to operating income of $0.3 million for the second quarter of 2005. This increase in operating income primarily reflects a full quarter of operating income from PWGS Unit 1, which was placed in service in July 2005. There were no earnings associated with this unit in the second quarter of 2005.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $3.0 million in the second quarter of 2006 compared with an operating loss of $0.5 million in the same period in 2005. The increase in operating loss is attributable to lower operating earnings at Wispark.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by $11.1 million or 66.9% when compared to the second quarter of 2005. The largest increases relate to increased interest in the earnings of unconsolidated affiliates of $4.0 million, increased equity Allowance for Funds used During Construction (AFUDC) and capitalized carrying costs of $3.2 million, and the pre-tax gain on the sale of our investment in the Guardian Pipeline

L.L.C (Guardian) of $2.8 million. For further information on the sale of Guardian, see Other Matters in Factors Affecting Results, Liquidity and Capital Resources below.

CONSOLIDATED INTEREST EXPENSE

Interest expense increased by $1.1 million in the three months ended June 30, 2006 when compared with the same period in 2005. The increase was due to higher debt levels and higher short-term interest rates. In addition, in the three months ended June 30, 2005, we expensed approximately $3.0 million related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of July 2005; therefore, there was no similar expense in the second quarter of 2006.

CONSOLIDATED INCOME TAXES

For the second quarter of 2006, our effective tax rate applicable to continuing operations was 35.2% compared to 12.6% for the second quarter of 2005. The lower effective tax rate in the second quarter of 2005 was due to the June 2005 reversal of $16.6 million of valuation allowances associated with state tax net operating losses that have been carried forward. In connection with the favorable decision by the Supreme Court of Wisconsin in June 2005 to uphold the CPCN granted by the PSCW for the construction of the Oak Creek expansion, we concluded that it is more likely than not that we will be able to utilize certain tax benefits associated with state net operating losses of the Parent that have been carried forward from prior years. For additional information, see Note H -- Income Taxes in our 2005 Annual Report on Form 10-K.

We expect our 2006 annual effective tax rate to be between 37.5% and 38.5%.

DISCONTINUED OPERATIONS

Income from discontinued operations for the second quarter of 2006 was $3.2 million compared to $5.2 million in the second quarter of 2005. In the second quarter of 2006, we had income of approximately $2.2 million related to the favorable resolution of tax liabilities. Income from discontinued operations for the second quarter of 2005 includes an after-tax gain on the sale of Calumet of $4.7 million. The operations of Calumet were sold effective May 31, 2005.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2006

CONSOLIDATED EARNINGS

The following table compares our net income during the first six months of 2006 with similar information during the first six months of 2005 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Six Months Ended June 30

	2006	B (W)	2005

	(Millions of Dollars)

Utility Energy Segment	$284.1	$23.4	$260.7
Non-Utility Energy Segment	20.6	21.2	(0.6)
Corporate and Other	(6.0)	(2.6)	(3.4)

Total Operating Income	298.7	42.0	256.7
Other Income, Net	48.6	14.3	34.3
Interest Expense	87.8	(3.9)	83.9

Income From Continuing Operations Before Income Taxes	259.5	52.4	207.1
Income Taxes	95.4	(35.1)	60.3

Income From Continuing Operations	164.1	17.3	146.8
Income From Discontinued Operations, Net of Tax	4.5	(0.6)	5.1

Net Income	$168.6	$16.7	$151.9

Diluted Earnings Per Share
Continuing Operations	$1.38	$0.14	$1.24
Discontinued Operations	$0.04	$ -	$0.04

Total Diluted Earnings Per Share	$1.42	$0.14	$1.28

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $284.1 million of operating income during the first six months of 2006, an increase of $23.4 million or 9.0% compared with the first six months of 2005. The following table summarizes the operating income of this segment between the comparative periods.

	Six Months Ended June 30

Utility Energy Segment	2006	B (W)	2005

	(Millions of Dollars)
Operating Revenues
Electric	$1,211.8	$113.4	$1,098.4
Gas	832.0	66.2	765.8
Other	15.7	0.9	14.8

Total Operating Revenues	2,059.5	180.5	1,879.0
Fuel and Purchased Power	356.1	(9.6)	346.5
Cost of Gas Sold	610.0	(57.3)	552.7

Gross Margin	1,093.4	113.6	979.8
Other Operating Expenses
Other Operation and Maintenance	605.3	(90.6)	514.7
Depreciation, Decommissioning
and Amortization	155.1	4.0	159.1
Property and Revenue Taxes	48.9	(3.6)	45.3

Operating Income	$284.1	$23.4	$260.7

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the first six months of 2006 with similar information for the first six months of 2005.

	Six Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$408.3	$19.4	$388.9	3,907.2	(192.3)	4,099.5
Small Commercial/Industrial	387.7	36.5	351.2	4,433.3	4.7	4,428.6
Large Commercial/Industrial	315.7	25.3	290.4	5,570.7	(142.3)	5,713.0
Other-Retail/Municipal	46.1	(6.1)	52.2	1,124.9	(222.8)	1,347.7
Resale-Utilities	35.8	31.2	4.6	796.7	691.4	105.3
Other Operating Revenues	18.2	7.1	11.1	-	-	-

Total	$1,211.8	$113.4	$1,098.4	15,832.8	138.7	15,694.1

Weather -- Degree Days (a)
Heating (4,202 Normal)				3,706	(473)	4,179
Cooling (184 Normal)				143	(94)	237

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our electric utility operating revenues increased by $113.4 million, or 10.3%, when compared to the first six months of 2005. We estimate that revenues in the first six months of 2006 were $102.1 million higher than the same period in 2005 due to pricing increases that we received in January 2006 and during 2005. The most significant pricing increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under our Power the Future plan, and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our electric sales volumes increased by 0.9% as compared to the same period last year. Excluding sales volumes to other utilities, total electric sales volumes decreased 3.5% between the comparative periods. The increase in sale volumes to other utilities is attributed to the availability of Unit 1 at PWGS, which provided additional generation capacity. PWGS Unit 1 was not operational until the third quarter of 2005. Under the Wisconsin fuel rules, sales to other utilities reduce fuel costs charged to customers. Residential sales volumes decreased 4.7% due largely to weather. In the first six months of 2006, heating degree days decreased approximately 11.3% compared to the same period in 2005 and cooling degree days decreased approximately 39.7%. Based on cooling degree days, the second quarter of 2005 was the eighth warmest on record in the past seventy-four years. We estimate that the weather had an unfavorable impact on operating revenues of approximately $27.2 million. Total sales volumes to commercial/industrial customers decreased 1.4% between the comparative periods. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, decreased 0.4%. Sales volumes in the Other Retail/Municipal class decreased approximately 16.5% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005.

Fuel and Purchased Power

Our fuel and purchased power expenses increased by $9.6 million, or approximately 2.8%, when compared to the first six months of 2005. Our cost of fuel and purchased power increased from $22.08 per megawatt-hour for the six months ended June 30, 2005 to $22.49 per megawatt-hour for the six months ended June 30, 2006 or 1.9% between the comparative periods. The largest factors for the higher cost per megawatt-hour were (1) the 27.8% increase in the per megawatt-hour cost of coal-fired generation, which includes coal and related transportation costs, between the comparative periods and (2) an increase in the average costs of purchased power and natural gas-fired units of approximately 1.6% between the comparative periods. Partially offsetting the higher costs was the increased generation from our nuclear units, which have the lowest fuel costs of our fleet. In the second quarter of 2005, one of our nuclear units was out due to a scheduled refueling outage. We did not have a nuclear refueling outage in the first six months of 2006.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2006 with similar information for the first six months of 2005. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas margins increased by $8.9 million or 4.2%.

	Six Months Ended June 30

	2006	B (W)	2005

	(Millions of Dollars)

Gas Operating Revenues	$832.0	$66.2	$765.8
Cost of Gas Sold	610.0	(57.3)	552.7

Gross Margin	$222.0	$8.9	$213.1

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2006 with similar information for the first six months of 2005.

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

	2006	B (W)	2005	2006	B (W)	2005

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$141.5	$1.8	$139.7	428.3	(58.0)	486.3
Commercial/Industrial	48.0	5.6	42.4	255.6	(22.3)	277.9
Interruptible	1.0	0.1	0.9	10.9	(0.4)	11.3

Total Retail Gas Sales	190.5	7.5	183.0	694.8	(80.7)	775.5
Transported Gas	26.6	0.8	25.8	429.4	(25.1)	454.5
Other	4.9	0.6	4.3	-	-	-

Total	$222.0	$8.9	$213.1	1,124.2	(105.8)	1,230.0

Weather -- Degree Days (a)
Heating (4,202 Normal)				3,706	(473)	4,179

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

The increase in gross margin is due, in part, to pricing increases that were granted by the PSCW and implemented in January 2006. The gas pricing increases were primarily granted to recover higher operating costs, including bad debt expenses. Our gross margin increased between the comparative periods by approximately $26.1 million due to these pricing increases. We anticipate that the 2006 annual impact of the rate increase on our gas margins would be approximately $53.5 million under normal customer usage; however, we believe that the actual amount may be lower due to reduced customer usage.

The pricing increases were offset by a decline in gas sales volumes that was driven by mild winter weather and by lower customer usage. Temperatures (as measured by heating degree days) were approximately 11.3% warmer than the first six months of 2005. The mild winter weather reduced customer demand for heating. We estimate that the weather decreased our gross margin by approximately $13.9 million between the comparative periods. With the increase in natural gas prices, we have experienced a reduction in the normalized use of gas per customer. We estimate that the lower use per customer decreased our gross margin by approximately $3.2 million. The decrease in volume of transport gas sales was due to a lower amount of electric generation from natural gas within our service territory due to mild weather in the first six months of 2006.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $90.6 million, or 17.6%, when compared to the first six months of 2005. As discussed above, we received pricing increases in January 2006 and during 2005 to cover increased costs. Our increases in other operation and maintenance expenses that relate to the pricing increases include increased Power the Future lease costs of $50.5 million, increased transmission expenses of $30.6 million and increased bad debt expenses of $6.9 million. In addition, other operation and maintenance expenses increased approximately $12.0 million due to PWGS Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. In the first six months of 2006, we did not have a scheduled nuclear refueling outage as was experienced in the second quarter of 2005, which resulted in approximately an $11.1 million decrease in nuclear operation and maintenance expenses between the comparative periods. In addition, effective March 31, 2006, we no longer incur seams elimination charges, a transmission charge, which resulted in reduced costs of approximately $4.0 million for the first six months of 2006. For further information on seams elimination charges, see Electric Transmission in Factors Affecting Results, Liquidity and Capital Resources below.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $4.0 million or 2.5% when compared to the first six months of 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expenses. The decline was partially offset by increased depreciation expenses on plant additions.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The most significant subsidiary in this segment is We Power. This segment includes the revenues billed to Wisconsin Electric for PWGS Unit 1 and it also includes the depreciation expense related to Unit 1.

Our non-utility energy segment contributed $20.6 million of operating income for the first six months of 2006 compared to an operating loss of $0.6 million for the first six months of 2005. This increase in operating income primarily reflects six months of operating income in 2006 from PWGS Unit 1, which was placed in service in July 2005. There were no earnings associated with this unit in the first six months of 2005.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

Corporate and other affiliates had an operating loss of $6.0 million in the first six months of 2006 compared with an operating loss of $3.4 million in the same period in 2005. The increase in operating loss is attributable to lower operating earnings at Wispark.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by $14.3 million when compared to the six months ended June 30, 2005. The largest increases relate to increased equity AFUDC and capitalized carrying costs of $7.3 million, increased interest in the earnings of unconsolidated affiliates of $6.0 million, and the pre-tax gain on the sale of our investment in Guardian of $2.8 million. For further information on the sale of Guardian, see Other Matters in Factors Affecting Results, Liquidity and Capital Resources below.

CONSOLIDATED INTEREST EXPENSE

Interest expense increased by $3.9 million in the six months ended June 30, 2006 when compared with the same period in 2005. This increase reflects higher debt levels and higher short-term interest rates. In addition, in the six months ended June 30, 2005, we expensed approximately $6.0 million related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of July 2005; therefore, we did not have similar expenses in the first six months of 2006.

CONSOLIDATED INCOME TAXES

For the first six months of 2006, our effective tax rate applicable to continuing operations was 36.8% compared to 29.1% for the first six months of 2005. The lower effective tax rate in 2005 was due to the June 2005 reversal of $16.6 million of valuation allowances associated with state tax net operating losses that have been carried forward. For additional information, see Note H -- Income Taxes in our 2005 Annual Report on Form 10-K.

We expect our 2006 annual effective tax rate to be between 37.5% and 38.5%.

DISCONTINUED OPERATIONS

Income from discontinued operations for the first six months of 2006 was $4.5 million compared to $5.1 million in the first six months of 2005. In the first six months of 2006, we had income of approximately $2.2 million related to the favorable resolution of tax liabilities. Income from discontinued operations for the first six months of 2005 includes an after tax gain on the sale of Calumet of $4.7 million. The operations of Calumet were sold effective May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first six months of 2006 and 2005:

	Six Months Ended June 30

Wisconsin Energy Corporation	2006	2005

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$580.6	$435.0
Investing Activities	($401.5)	($285.2)
Financing Activities	($234.2)	($164.8)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2006 totaled $580.6 million, which is a $145.6 million increase over the same period last year. This increase was driven by higher cash earnings and favorable working capital conditions. In the six months ended June 30, 2006, we had favorable recoveries of fuel and purchased power costs of $54.0 million. In the same period in 2005, we had unfavorable recoveries of fuel and purchased power costs of $30.7 million, including deferred fuel costs. Under an agreement with the PSCW, our primary regulator, we will refund with interest any favorable recoveries of fuel and purchased power costs for the twelve month period ending December 31, 2006. During the first six months of 2006, our cash taxes were lower than the same period in 2005 due primarily to accelerated tax depreciation on Unit 1 at PWGS that was placed into service in July 2005.

Investing Activities

Cash used in investing activities for the first six months ended June 30, 2006 totaled $401.5 million, which is a $116.3 million increase over the same period last year. This increase is primarily associated with the increased capital expenditures related to our new generation plants. During 2006, we had capital expenditures related to the Oak Creek expansion and the second Port Washington natural gas-fired unit. During the first six months of 2005, we had insignificant capital expenditures related to the Oak Creek expansion.

Financing Activities

During the six months ended June 30, 2006, we used $234.2 million for financing activities compared with using $164.8 million for financing activities during the first six months of 2005. Wisconsin Energy retired at the scheduled maturity date $250.0 million of 5.875% Notes due April 1, 2006. In addition, in the first six months of 2006 and 2005 we used cash to pay dividends on common stock.

In the first six months of 2006, we received proceeds of $7.6 million related to the exercise of stock options, compared with $37.7 million in the first six months of 2005. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $13.1 million, compared with $59.9 million in the first six months of 2005. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining six months of 2006 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2006, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

We are currently evaluating the possible issuance of environmental trust bonds in the fourth quarter of 2006 or the first quarter of 2007. Environmental trust bonds give utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure is expected to result in a lower cost to customers when compared to traditional financing and ratemaking. In October 2004, the PSCW approved an order authorizing Wisconsin Electric to issue environmental trust bonds to finance the recovery of up to $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance.

Wisconsin Electric anticipates issuing up to $300 million of debentures during the third or fourth quarter of 2006 off an existing $665 million shelf registration statement filed with the SEC, subject to market conditions and other factors.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas credit agreements provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

As of June 30, 2006, we had approximately $1.7 billion of available unused lines of bank back-up credit facilities on a consolidated basis and approximately $557.3 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at June 30, 2006:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$900.0	$1.8	$898.2	April 2011	5 year
Wisconsin Electric	$500.0	$2.1	$497.9	March 2011	5 year
Wisconsin Gas	$300.0	$ -	$300.0	March 2011	5 year

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

The following table shows our consolidated capitalization structure at June 30, 2006 and at December 31, 2005:

Capitalization Structure	June 30, 2006		December 31, 2005

	(Millions of Dollars)

Common Equity	$2,796.4	42.1%	$2,680.1	40.0%
Preferred Stock of Subsidiary	30.4	0.5%	30.4	0.5%
Long-Term Debt (including
current maturities)	3,250.3	49.0%	3,527.0	52.7%
Short-Term Debt	557.3	8.4%	456.3	6.8%

Total	$6,634.4	100.0%	$6,693.8	100.0%

Ratio of Debt to Total Capital		57.4%		59.5%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2006.

	S&P	Moody's	Fitch

Wisconsin Energy
Commercial Paper	A-2	P-2	F2
Unsecured Senior Debt	BBB+	A3	A-

Wisconsin Electric
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

Wisconsin Gas
Commercial Paper	A-2	P-1	F1
Unsecured Senior Debt	A-	A1	A+

Wisconsin Energy Capital Corporation
Unsecured Debt	BBB+	A3	A-

On June 15, 2006, Fitch affirmed the security ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation and changed the security ratings outlook for Wisconsin Energy and Wisconsin Energy Capital Corporation from stable to negative. The security ratings outlooks assigned by Fitch for Wisconsin Electric and Wisconsin Gas are stable.

On June 8, 2006, S&P affirmed the security ratings and ratings outlook of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas. The security ratings outlooks assigned by S&P for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation are negative.

The security ratings outlooks assigned by Moody's for Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation are stable.

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

Capital Requirements

Capital requirements during the remainder of 2006 are expected to be principally for construction expenditures, long-term debt maturities and nuclear fuel. Our 2006 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $1,020.0 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments decreased to approximately $9.1 billion as of June 30, 2006 compared with $9.6 billion as of December 31, 2005. This decrease was due primarily to the scheduled maturity of $250.0 million of Wisconsin Energy 5.875% Notes due April 1, 2006 and periodic payments made in the ordinary course of business during the six months ended June 30, 2006. Purchase obligations under new coal supply contracts partially offset the above mentioned decreases.

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

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At June 30, 2006, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $71.0 million.

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

Port Washington:   In July 2005, the first gas-fired unit at PWGS became operational. Construction of the second gas-fired unit is well underway. Site preparation, including removal of the old coal units at the site, was completed early this year, and all of the major components have been procured for the second unit at PWGS. The unit is expected to begin commercial operation in time for the peak summer season in 2008.

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

A contested case hearing for the Wisconsin Pollutant Discharge Elimination System permit was held in March 2006. The administrative law judge upheld the issuance of the permit in a decision issued in July 2006. Opponents may appeal the decision.

UTILITY RATES AND REGULATORY MATTERS

In January 2006, the PSCW issued an order that increased our electric, gas and steam rates effective January 26, 2006. We anticipate that these base rates will remain in effect through December 2007. A discussion of this order follows.

Electric Rates:   In July 2005, Wisconsin Electric filed a limited rate proceeding whereby it requested an increase in electric revenues to recover certain specific costs which totaled approximately $143.6 million. In October 2005, Wisconsin Electric amended its original application to include fuel and purchased power costs. The January 2006 order authorized an annual increase to our electric revenues of $222.0 million. This increase covered specific costs associated with fuel and purchased power, costs associated with our continued investments in our Power the Future strategy, increased transmission costs and costs associated with additional sources of renewable energy. The January 2006 order also addressed Wisconsin Electric's recovery of fuel and purchased power costs in its electric rates. For 2006, Wisconsin Electric agreed to refund to customers any fuel revenues that it receives that are in excess of fuel and purchased power costs that it incurs, as defined by the Wisconsin fuel rules. Any refund would also include interest at short-term rates. For 2007, Wisconsin Electric will operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues may be adjusted prospectively if fuel and purchased power costs fall outside a plus or minus 2% band. The January 2006 order authorized a return on equity of 11.2% for Wisconsin Electric operations.

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

2005 Fuel Recovery Filing:   In 2005, Wisconsin Electric received a rate increase of $122.6 million (6.2%) for the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. In December 2005, two parties filed suit against the PSCW in Dane County Circuit Court challenging the PSCW's decision to allow fuel cost recovery, while allowing us to keep the savings that resulted from the WICOR acquisition. As a condition of the PSCW approval of the WICOR acquisition, Wisconsin Electric and Wisconsin Gas were restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain limited exceptions, but we were allowed to keep the savings generated from the merger. In July 2006, the Dane County Circuit Court affirmed the PSCW's decision. The opponents have 45 days to appeal this decision.

Midwest Independent Transmission System Operator, Inc.'s (MISO) bid-based energy market (MISO Midwest Market):   In March 2005, we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for the MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the previous approval for deferral accounting treatment. The PSCW approved deferral treatment for these costs in June 2006.

Wholesale Electric Rates:   On August 1, 2006, Wisconsin Electric filed a wholesale rate case with the Federal Energy Regulatory Commission (FERC). The filing requests an annual increase in rates of approximately $16.7 million applicable to four of Wisconsin Electric's existing wholesale electric customers.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our utility rates, the MISO Midwest Market and other regulatory matters.

Public Utility Holding Company Act of 2005 (PUHCA 2005)

Wisconsin Energy and Wisconsin Electric were exempt holding companies under the Public Utility Holding Company Act of 1935 (PUHCA 1935), and, accordingly, were exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. However, the Energy Policy Act of 2005 repealed PUHCA 1935 and enacted PUHCA 2005, transferring jurisdiction over holding companies from the SEC to the FERC. In March 2006, each of Wisconsin Energy and Wisconsin Electric filed with the FERC notification of its status as a holding company as required under the FERC regulations implementing PUCHA 2005 and request for exempt status similar to that held under PUHCA 1935. In June 2006, Wisconsin Energy and Wisconsin Electric received notice from the FERC confirming their status as holding companies as required under the FERC regulations implementing PUCHA 2005 and granting exempt status similar to that held under PUHCA 1935.

Renewables, Efficiency and Conservation

In March 2006, Wisconsin enacted new public benefits legislation, 2005 Wisconsin Act 141 (Act), that changes the renewable energy requirements for utilities. The Act establishes a statewide mandate for energy required from renewable sources of no less than 5% by 2010 and 10% by 2015 of total retail energy delivered. We must obtain approximately 210 megawatts of additional renewable capacity by

2010 and another approximately 610 megawatts of additional renewable capacity by 2015 to meet the retail energy delivered requirements. We have already started development of additional sources of renewable energy to comply with commitments made as part of our Power the Future initiative which will assist us in complying with the Act. See Wind Generation discussion below.

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

The Act also redirects the administration of energy efficiency, conservation and renewable programs from the State Department of Administration back to the utilities and/or contracted third parties. In addition, the law requires that 1.2% of utilities' operating revenues be set aside for these programs. We do not expect the impact of this action to be material as the 1.2% approximates the amounts currently in our rates for these matters. The effective date of this action is July 1, 2007. The PSCW is expected to develop implementation plans over the upcoming months.

Wind Generation

In June 2005, we purchased the development rights to two wind farm projects (Blue Sky Green Field) from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capacity of between approximately 130 to 200-megawatts. We filed for approval of a CPCN with the PSCW in March 2006 and are awaiting a "Completeness" determination from the PSCW, which initiates the formal regulatory review process. We anticipate the review process will take approximately six months, with a final decision anticipated in the first quarter of 2007. In addition to the CPCN approval, we are working to secure any additional permits necessary to commence construction. Recently, the United States Congress directed the Department of Defense and the Department of Homeland Security to investigate possible conflicts between military radar and wind turbine installations. We have not been informed that Blue Sky Green Field poses such a conflict, but we are working with the Federal Aviation Administration and the United States Air Force to confirm that there are no conflicts.

We estimate that the capital cost of the project, excluding AFUDC, will be up to $360 million. The demand for wind turbine equipment has been strong, pushing off equipment deliveries to dates later than originally anticipated. We currently expect the turbines to be placed in service between 2008 and 2009, dependent upon the availability of wind turbines and the receipt of necessary regulatory approvals.

NUCLEAR OPERATIONS

Wisconsin Electric owns two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities. In February 2006, we announced that we were undertaking a formal review regarding our options for the ownership and operation of Point Beach. The options that we are evaluating include: (1) continued operation by NMC, (2) continued operation by a third party operator other than NMC, (3) a return to in-house operation of the Plant by Wisconsin Electric and (4) the sale of the Point Beach facility. As part of our continuing review, we invited qualified third parties to tour Point Beach and review the data necessary to submit a bid to either own or operate the Plant. We will evaluate the bids received in comparison to continued operation of Point Beach by NMC or by Wisconsin Electric. We expect to complete this formal review in the fourth quarter of 2006. If it is determined that NMC would no longer operate the Point Beach facility, we would be obligated to pay an exit fee to NMC of approximately $12 million.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. During 2006, we have one scheduled refueling outage at Unit 2 which is expected to occur during the fourth quarter. In 2005 we had two scheduled outages. In 2005, the Unit 2 outage was over the second and third quarters and the Unit 1 outage was over the third and fourth quarters. During the 2005 scheduled refueling outages we replaced the reactor vessel heads in each Unit. This work, along with other planned maintenance, resulted in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our nuclear operations.

ELECTRIC TRANSMISSION

Effective April 1, 2005, Wisconsin Electric and Edison Sault began participating in the MISO Midwest Market which changed how our generating units are dispatched and how we buy and sell power.

In MISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each MISO transmission owner. FERC also ordered a seams elimination charge to be paid by MISO LSEs from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of a Regional Transmission Organization and/or FERC's elimination of through and out transmission charges between the MISO and PJM Interconnection, L.L.C. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. In January 2006, Wisconsin Electric along with certain other parties to the proceeding, submitted an offer of settlement to the presiding administrative law judge that resolved all issues set for hearing that impact Wisconsin Electric with regard to the continued payment of through and out transmission charges as well as the seams elimination charge. The administrative law judge certified the settlement to the FERC, and the FERC approved the settlement on April 13, 2006.

As part of the MISO, a market-based platform was developed for valuing transmission congestion premised upon the locational marginal price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs). FTRs are allocated to market participants by MISO. A new allocation of FTRs was completed for the period of June 1, 2006 through May 31, 2007. Wisconsin Electric and Edison Sault were granted substantially all of the FTRs that they were permitted to request during the allocation process. As previously disclosed in our 2005 Form 10-K, our unhedged congestion costs had not been material; however, due to certain changes in the units that MISO is dispatching, our unhedged congestion costs have increased in 2006. These incremental congestion charges are deferred as approved by the PSCW, and we expect to recover these costs in future rates, subject to review and approval by the PSCW.

See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding MISO.

ENVIRONMENTAL MATTERS

Clean Air Interstate Rule (CAIR):   The United States Environmental Protection Agency (EPA) issued the final CAIR regulation in March 2005 to facilitate the states in meeting the 8-hour ozone and PM 2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The phase 1 compliance deadline is January 1, 2009 for NOx and January 1, 2010 for SO2, and the phase 2 compliance deadline is January 1, 2015 for both NOx and SO2. Overall, the CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. The states are required to develop and submit implementation plans by no later than March 2007, and until those plans are in place, it is not possible to estimate the impact of the CAIR. We believe that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

OTHER MATTERS

Guardian Pipeline:   In April 2006, Wisconsin Energy sold its one-third interest in Guardian to an affiliate of Northern Border Partners, L.P. for approximately $38.5 million. The sale generated an after-tax gain of approximately $1.7 million. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian pipeline began commercial operation in early December 2002. We have committed to purchase 650,000 dekatherms (approximately 87% of the pipeline's total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

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
  Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that started in April 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks

in Part I of this report and in Part I of Wisconsin Energy's Quarterly Report on Form 10-Q for the period ended March 31, 2006. For information concerning other market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Energy's 2005 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2005 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

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

In May 2005, a stray voltage lawsuit was filed against Wisconsin Electric. We do not believe the lawsuit has merit and we will vigorously defend the case. The trial for this matter is scheduled to begin in April 2007. This claim against Wisconsin Electric is not expected to have a material adverse effect on our financial condition or results of operations.

Even though any claims which may be made against Wisconsin Electric with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial condition, we continue to evaluate various options and strategies to mitigate this risk.

Arbitration Proceedings:   Our largest electric customer owns two mines that operate in the Upper Peninsula of Michigan. The mines represent approximately 7% of our annual electric sales; however, the earnings are insignificant to us. The mines have special negotiated contracts that expire in December 2007. The contracts have price caps for approximately 80% of the energy sales. We do not recognize revenue on amounts billed that exceed the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Midwest Market. The mines have notified us that they are disputing these billings and a portion of these disputed amounts have been deposited in escrow. In September 2005, the mines notified us that they filed for formal arbitration related to the contracts. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contracts. The arbitration hearings are scheduled for October 2006 and we anticipate a decision by the end of 2006. As of June 30, 2006, the mines have placed $29.3 million in escrow. As of December 31, 2005, the mines had placed $70.6 million in escrow. The decrease in the escrow balance relates to amounts that we refunded without interest for the amounts billed in 2005 that exceeded the price caps. At this time, we are unable to predict the outcome of the formal arbitration process, but we believe that it will not have a material impact on our financial condition or results of operations.

Milwaukee Solvay Coke and Gas Site:   Wisconsin Electric and Wisconsin Gas responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site, Milwaukee Solvay Coke Company. In July 2005, Wisconsin Gas received a general notice letter from the EPA identifying Wisconsin Gas as a potentially responsible party under CERCLA. We responded to the EPA in July 2005, stating that Wisconsin Gas will participate in negotiations regarding the site, but that Wisconsin Gas does not admit to any liability for the site. In April 2006, we received a special notice letter from the EPA identifying both Wisconsin Gas and Wisconsin Electric as potentially responsible parties and commencing a negotiation period with the EPA and other parties regarding the conduct of a Remedial Investigation and Feasibility Study (RI/FS) and reimbursement of the EPA's past costs. Wisconsin Electric and Wisconsin Gas, along with other parties, are currently negotiating with the EPA on the scope of work and terms of an administrative order on consent for performance of the RI/FS. The parties anticipate that investigation activities may commence in the late fall of 2006. Although Wisconsin Electric and Wisconsin Gas are negotiating to perform the RI/FS pursuant to an administrative order on consent with the EPA, neither company admits to any liability for the site, waives any liability defenses, or commits to perform remedial activities at the site at this time. However, investigation and remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

The FERC continues to support the existing Regional Transmission Organizations (RTOs) which affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the MISO Midwest Market on April 1, 2005. The MISO Midwest Market rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP which reflects the market price for energy. As a participant in the new MISO Midwest Market, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system.

Additionally, the MISO Midwest Market subjects us to additional costs primarily associated with constraints in the transmission system. MISO implemented the LMP system, a market-based platform for valuing transmission congestion. The LMP system includes the ability to mitigate or eliminate congestion charges through the use of FTRs. FTRs are allocated to market participants by MISO. A new allocation of FTRs was completed for the period of June 1, 2006 through May 31, 2007. Wisconsin Electric and Edison Sault were granted substantially all of the FTRs that they were permitted to request during the allocation process. There can be no assurance that we will be granted an adequate level of FTRs in the future. As allowed by the PSCW, unhedged congestion charges have been deferred and we expect to recover these costs in future rates, subject to review and approval by the PSCW.

See Item 1A. Risk Factors in our 2005 Annual Report on Form 10-K for a discussion of additional risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [AND ISSUER PURCHASES OF EQUITY SECURITIES]
ISSUER PURCHASES OF EQUITY SECURITIES

2006	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

					(Millions of Dollars)

April 1-April 30	1,892	(b)	$38.34	-	$ -

May 1- May 31	-		$ -	-	$ -

June 1- June 30	-		$ -	-	$ -

Total	1,892		$38.34

(a)	This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan.
(b)	These shares were surrendered in April by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Energy's 2006 Annual Meeting of Stockholders held on May 4, 2006, stockholders voted on the following items with the following results:

Item 1 -- Election of Nine Directors for Terms Expiring in 2007: The Board of Directors' nominees named below were elected as directors by the indicated votes and percentages cast for each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in our Proxy Statement.

Nominee	Shares For		Shares Withheld

John F. Ahearne	101,079,909	98.45%	1,595,828	1.55%
John F. Bergstrom	100,927,420	98.30%	1,748,317	1.70%
Barbara L. Bowles	101,544,465	98.90%	1,131,272	1.10%
Robert A. Cornog	101,201,181	98.56%	1,474,556	1.44%
Curt S. Culver	101,666,894	99.02%	1,008,843	0.98%
Thomas J. Fischer	101,586,834	98.94%	1,088,903	1.06%
Gale E. Klappa	101,129,848	98.49%	1,545,889	1.51%
Ulice Payne, Jr.	101,441,581	98.80%	1,234,156	1.20%
Frederick P. Stratton, Jr.	100,975,470	98.34%	1,700,267	1.66%

Item 2 -- Ratification of Deloitte & Touche LLP as independent auditors for 2006: The Audit and Oversight Committee of the Board of Directors has sole authority to select, evaluate and, where appropriate, terminate and replace the independent auditors. The Audit and Oversight Committee appointed Deloitte & Touche LLP as our independent auditors for the fiscal year ending

December 31, 2006, subject to stockholder ratification. The Committee believes that stockholder ratification of this matter is important considering the critical role the independent auditors play in maintaining the integrity of our financial statements. Stockholders ratified Deloitte & Touche LLP as independent auditors for fiscal year 2006 by the following vote:

Shares Voted For	Percentage of Shares For	Shares Voted Against	Percentage of Shares Against	Shares Abstain	Percentage of Shares Abstain

100,834,183	98.20%	817,070	0.80%	1,024,484	1.00%

Of 116,980,775 voting shares outstanding as of the February 24, 2006 record date for the annual meeting, 102,675,737 shares (approximately 87.77% of the shares outstanding) were represented at the meeting.

Further information concerning these matters is contained in our Proxy Statement dated March 16, 2006 with respect to the 2006 Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

On July 27, 2006, the Compensation Committee of the Wisconsin Energy Board of Directors amended the terms of the performance shares awarded in 2004 to executive officers and other key employees under the 1993 Omnibus Stock Incentive Plan, as amended. Instead of the performance shares being settled only in shares of our common stock, the Compensation Committee amended the terms of the award to allow for recipients to select to have settlement in either shares of our common stock or cash. The other terms and conditions of the performance shares, all of which have been previously reported, remain the same.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1

Credit Agreement, dated as of April 6, 2006, among Wisconsin Energy Corporation, as Borrower, the Lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Bank. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/06 Form 10-Q.)

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

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 2, 2006	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer