Form 10-Q
period 2007-03-31
WISCONSIN ENERGY CORP
filed 2007-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2007):

Common Stock, $.01 Par Value,	116,950,273 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2007

	TABLE OF CONTENTS
Item		Page

	Introduction .......................................................................................................................	8

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	9

	Consolidated Condensed Balance Sheets .........................................................................	10

	Consolidated Condensed Statements of Cash Flows ........................................................	11

	Notes to Consolidated Condensed Financial Statements ..................................................	12

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .................................................................	21

3.	Quantitative and Qualitative Disclosures About Market Risk ..............................................	32

4.	Controls and Procedures ........................................................................................................	32

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	32

1A.	Risk Factors .........................................................................................................................	34

2.	Unregistered Sales of Equity Securities and Use of Proceeds ...............................................	33

6.	Exhibits ...................................................................................................................................	35

	Signatures ...............................................................................................................................	36

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Wisconsin Energy Subsidiaries and Affiliates

Primary Subsidiaries
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
Point Beach	Point Beach Nuclear Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
Minergy	Minergy Corp.
NMC	Nuclear Management Company, LLC
Wispark	Wispark LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FAA	Federal Aviation Administration
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
NRC	United States Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CWA	Clean Water Act
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
ALJ	Wisconsin Administrative Law Judge
BTA	Best Technology Available
Compensation Committee	Compensation Committee of the Board of Directors
CPCN	Certificate of Public Convenience and Necessity
FPL	FPL Group, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Midwest Market	MISO bid-based energy market

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

PTF	Power the Future
PSEG	Public Service Enterprise Group
RTO	Regional Transmission Organizations
UI	The United Illuminating Company

Measurements
MW	Megawatt(s) (One MW equals one million watts)
MWh	Megawatt-hour(s)

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
OPEB	Other Post-Retirement Employee Benefits
SFAS	Statement of Financial Accounting Standards

Accounting Pronouncements
FIN 46	Consolidation of Variable Interest Entities
FIN 48	Accounting for Uncertainty in Income Taxes
SFAS 109	Accounting for Income Taxes
SFAS 123R	Share-Based Payment (Revised 2004)
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report and other documents or oral presentations are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, the proposed sale of Point Beach, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms.

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the NRC's regulations related to Point Beach or a permanent repository for used nuclear fuel; changes in the regulations of the EPA as well as the WDNR, the Michigan Department of Natural Resources or the Michigan Department of Environmental Quality, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury, water quality and lead paint; and regulations relating to the intake and discharge of water; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based energy market; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.

  The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
  Unanticipated operational and/or financial consequences related to implementation of the MISO Midwest Market that started in April 2005.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally as a result of the repeal of the Public Utility Holding Company Act of 1935 or otherwise.
  Factors related to the proposed sale of Point Beach including receipt of the necessary approvals by various regulatory agencies, including the NRC, PSCW, MPSC and FERC, for the transaction; and our ability to retain the assets for the benefit of customers in the non-qualified decommissioning trust.
  Factors which impede execution of our PTF strategy, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges, local opposition to siting of new generating facilities, construction risks, including the adverse interpretation or enforcement of permit conditions by the permitting agencies, and obtaining the investment capital from outside sources necessary to implement the strategy.
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
  Implementation of the Energy Policy Act of 2005 and the effect of state level proceedings and the development of regulations by federal and other agencies, including FERC.
  Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the FASB, the SEC and the Public Company Accounting Oversight Board.
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
  Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law.
  Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Wisconsin Energy Corporation expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault, which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas operate under the trade name of "We Energies".

Proposed Sale of Point Beach:   In December 2006, we announced that Wisconsin Electric had signed a definitive agreement with an affiliate of FPL to sell Point Beach for approximately $998 million, subject to closing price adjustments. Under the terms of the sale, the buyer would assume the obligation to decommission the plant, and we would transfer assets in a qualified trust for decommissioning. We would retain assets in a non-qualified decommissioning trust. Wisconsin Electric also entered into a long-term power purchase agreement to purchase all of the existing capacity and energy of the plant. This long-term power purchase agreement will become effective upon the closing of the sale. If and when the sale is completed (or earlier if an interim operating agreement with FPL is activated by us), NMC would transfer Point Beach's operating licenses to FPL and our relationship with NMC would be terminated. The sale of the plant and the long-term power purchase agreement are subject to review and approval by various regulatory agencies including the NRC, PSCW, MPSC and FERC. We anticipate closing the sale during the third quarter of 2007.

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease to Wisconsin Electric the new generating capacity included in our PTF strategy. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K for more information on PTF.

Other:   Our other non-utility operating subsidiaries include Wispark, which has approximately $57.1 million of assets and develops and invests in real estate.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2006 Annual Report on Form 10-K, including the financial statements and notes therein.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2007	2006

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$ 1,301.1	$ 1,247.0

Operating Expenses
Fuel and purchased power	229.5	169.2
Cost of gas sold	473.8	480.4
Other operation and maintenance	303.0	297.9
Depreciation, decommissioning
and amortization	84.1	82.6
Property and revenue taxes	26.2	25.3

Total Operating Expenses	1,116.6	1,055.4

Operating Income	184.5	191.6

Equity in Earnings of Transmission Affiliate	10.7	9.6
Other Income, net	13.2	11.3
Interest Expense	42.7	45.2

Income From Continuing
Operations Before Income Taxes	165.7	167.3

Income Taxes	64.6	62.9

Income from Continuing Operations	101.1	104.4

Income (Loss) from Discontinued
Operations, Net of Tax	(0.2)	1.3

Net Income	$ 100.9	$ 105.7

Earnings Per Share (Basic)
Continuing operations	$ 0.86	$ 0.89
Discontinued operations	-	0.01

Total Earnings Per Share (Basic)	$ 0.86	$ 0.90

Earnings Per Share (Diluted)
Continuing operations	$ 0.85	$ 0.88
Discontinued operations	-	0.01

Total Earnings Per Share (Diluted)	$ 0.85	$ 0.89

Weighted Average Common
Shares Outstanding (Millions)
Basic	117.0	117.0
Diluted	118.7	118.5

Dividends Per Share of Common Stock	$ 0.25	$ 0.23

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006

	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 9,290.9	$ 9,265.4
Accumulated depreciation	(3,441.5)	(3,423.7)

	5,849.4	5,841.7
Construction work in progress	1,217.9	992.4
Leased facilities, net	86.1	87.5
Nuclear fuel, net	124.4	130.9

Net Property, Plant and Equipment	7,277.8	7,052.5

Investments
Nuclear decommissioning trust fund	896.0	881.6
Equity investment in transmission affiliate	232.3	228.5
Other	46.4	54.7

Total Investments	1,174.7	1,164.8

Current Assets
Cash and cash equivalents	24.1	37.0
Accounts receivable	513.7	379.3
Accrued revenues	197.3	257.8
Materials, supplies and inventories	264.9	417.2
Prepayments and Other	119.3	136.7

Total Current Assets	1,119.3	1,228.0

Deferred Charges and Other Assets
Regulatory assets	1,079.3	1,091.0
Goodwill, net	441.9	441.9
Other	141.0	152.0

Total Deferred Charges and Other Assets	1,662.2	1,684.9

Total Assets	$ 11,234.0	$ 11,130.2

Capitalization and Liabilities

Capitalization
Common equity	$ 2,952.8	$ 2,889.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,065.5	3,073.4

Total Capitalization	6,048.7	5,992.8

Current Liabilities
Long-term debt due currently	283.1	296.7
Short-term debt	904.1	911.9
Accounts payable	339.1	404.5
Accrued liabilities	192.4	161.2
Other	158.6	113.7

Total Current Liabilities	1,877.3	1,888.0

Deferred Credits and Other Liabilities
Regulatory liabilities	1,474.9	1,472.1
Asset retirement obligations	376.2	371.7
Deferred income taxes - long-term	565.6	572.9
Other	891.3	832.7

Total Deferred Credits and Other Liabilities	3,308.0	3,249.4

Total Capitalization and Liabilities	$ 11,234.0	$ 11,130.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2007	2006

(Millions of Dollars)
Operating Activities
Net income	$ 100.9	$ 105.7
Reconciliation to cash
Depreciation, decommissioning and amortization	86.9	85.0
Nuclear fuel expense amortization	8.1	7.3
Equity in earnings of transmission affiliate	(10.7)	(9.6)
Distributions from transmission affiliate	7.0	6.8
Deferred income taxes and investment tax credits, net	(19.9)	(11.0)
Deferred revenue	32.9	13.8
Change in -	Accounts receivable and accrued revenues	(73.9)	15.3
Inventories	152.3	173.2
Other current assets	17.4	22.2
Accounts payable	(66.3)	(137.3)
Accrued income taxes, net	57.3	68.4
Deferred costs, net	(27.9)	(14.6)
Other current liabilities and Other	98.8	14.5

Cash Provided by Operating Activities	362.9	339.7

Investing Activities
Capital expenditures	(290.2)	(214.5)
Nuclear fuel	(1.6)	(3.5)
Nuclear decommissioning funding	(4.4)	(4.4)
Proceeds from investments within nuclear decommissioning trust	96.1	163.4
Purchases of investments within nuclear decommissioning trust	(96.1)	(163.4)
Other	(8.1)	8.2

Cash Used in Investing Activities	(304.3)	(214.2)

Financing Activities
Exercise of stock options	20.9	5.7
Purchase of common stock	(38.0)	(10.2)
Dividends paid on common stock	(29.2)	(26.9)
Issuance of long-term debt	-	-
Retirement of long-term debt	(21.9)	(19.4)
Change in short-term debt	(7.8)	(110.8)
Other, net	4.5	-

Cash Used in Financing Activities	(71.5)	(161.6)

Change in Cash and Cash Equivalents	(12.9)	(36.1)

Cash and Cash Equivalents at Beginning of Period	37.0	73.2

Cash and Cash Equivalents at End of Period	$ 24.1	$ 37.1

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 9.7	$ 7.0
Income taxes (net of refunds)	$ 20.6	$ 7.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year 2007 because of seasonal and other factors.

Modifications to Prior Statements:   We have modified certain income statement and cash flows presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reporting changes had no impact on total earnings per share or cash provided, or used in operating, investing or financing activities.

 2 -- NEW ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes:   In July 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with SFAS 109. As of January 1, 2007, the adoption date for FIN 48, the amount of unrecognized tax benefits was approximately $41.7 million, which included estimated accrued interest and penalties of $5.4 million. The amount of unrecognized tax benefits excludes offsetting FIN48 related deferred tax assets of $12.5 million. We recognize accrued interest and penalties in the provision for income taxes. The impact of adopting FIN 48 was not material. The net amount of the unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations is approximately $10.5 million. Within the next 12 months we anticipate the resolution of approximately $2.9 million of liabilities due to on - going appeals and litigation with state tax jurisdictions. Our primary tax jurisdictions include Federal and the State of Wisconsin. Currently, the tax years of 2004 through 2006 are subject to Federal examination and the tax years of 2002 through 2006 are subject to examination by the State of Wisconsin.

Fair Value Measurements:   In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities and also defines fair value, provides a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS 157 and we expect to adopt it on January 1, 2008.

Fair Value Option:   In February 2007, the FASB issued SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value and also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We are currently evaluating the provisions of SFAS 159 and we expect to adopt it on January 1, 2008.

 3 -- ACCOUNTING AND REPORTING FOR POWER THE FUTURE GENERATING UNITS

Background:  As part of our PTF strategy, our non-utility subsidiary, We Power, is building four new generating units (PWGS 1 and 2 and OC 1 and 2) that will be leased to our utility subsidiary, Wisconsin Electric; under long-term leases that have been approved by the PSCW, our primary regulator. The leases are designed to recover the capital costs of the plant including a return. PWGS 1 was placed in service in July 2005 and is being leased to Wisconsin Electric. Wisconsin Electric will be responsible for all of the operating costs, including fuel, of the PTF units once they are placed in service and we anticipate that we will recover the operating costs of these plants in rates. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

During Construction:  Under the terms of the lease, we collect in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for the PTF units. Our pre-tax cost of capital is approximately 14%. The carrying costs that we collect in rates are recorded as deferred revenue, and they will be amortized to revenue over the term of each lease once the respective unit is placed into service. During the construction of the PTF units, we capitalize interest costs at an overall weighted-average pre-tax cost of interest of approximately 6%. Capitalized interest is included in the total cost of the PTF units.

Cash Flows:  The following table identifies key pre-tax cash outflows and inflows for the three months ended March 31, 2007 and 2006 related to the construction of our PTF units as compared to Wisconsin Energy overall.

	Capital Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2007	$ -	$25.7	$110.6	$35.4	$171.7	$290.2
2006	$ -	$29.2	$54.3	$15.0	$98.5	$214.5

	Capitalized Interest (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2007	$ -	$3.2	$8.2	$2.6	$14.0	$14.4
2006	$ -	$1.3	$3.4	$1.3	$6.0	$7.4

	Deferred Revenue (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2007	$ -	$7.5	$19.2	$6.2	$32.9	$32.9
2006	$ -	$3.1	$7.8	$2.9	$13.8	$13.8

Balance Sheet:   As noted above, we collect in current rates carrying costs that are calculated based on the cash expenditures included in CWIP multiplied by our pre-tax cost of capital (approximately 14%). The carrying costs are recorded as deferred revenue and included in Other long-term liabilities. Our total CWIP balance includes cash expenditures, capitalized interest and accruals. The following table identifies key amounts related to our PTF units that are recorded on our balance sheet as of March 31, 2007 and December 31, 2006:

	CWIP - Cash Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF

March 31, 2007	$ -	$215.5	$602.1	$192.3	$1,009.9
December 31, 2006	$ -	$196.2	$487.7	$152.6	$836.5

	Total CWIP (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2007	$ -	$230.2	$639.9	$205.8	$1,075.9	$1,217.9
December 31, 2006	$ -	$207.7	$517.3	$163.5	$888.5	$992.4

	Net Plant in Service (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2007	$349.2	$ -	$ -	$ -	$349.2	$5,849.4
December 31, 2006	$350.1	$ -	$ -	$ -	$350.1	$5,841.7

	Deferred Revenue Included in Other Long-Term Liabilities (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2007	$67.7	$35.0	$85.2	$30.5	$218.4	$218.4
December 31, 2006	$68.3	$27.5	$66.0	$24.4	$186.2	$186.2

Income Statement:   Once the PTF units are placed in service, we expect to recover in rates the lease costs which reflect the authorized cash construction costs of the units plus a return. The authorized cash costs are established by the PSCW. The authorized cash costs exclude capitalized interest since carrying costs are recovered during the construction of the units. The lease payments are expected to be levelized, except that OC 1 and OC 2 will be recovered on a levelized basis that has a one time 10.6% escalation after the first 5 years of the leases. The leases established a set return on equity component of 12.7% after tax. The interest component of the return is determined up to 180 days prior to the date that the units are placed in service.

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

 4 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31

Comprehensive Income	2007	2006

	(Millions of Dollars)

Net Income	$100.9	$105.7
Other Comprehensive Income
Hedging	0.1	0.2

Total Other Comprehensive Income	0.1	0.2

Total Comprehensive Income	$101.0	$105.9

Share-Based Compensation Plans:   Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method. We utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R. We recorded compensation expense, net of tax, for stock option awards made to our officers and other key employees of $2.8 million ($0.02 per share) and $1.1 million ($0.01 per share) for the three months ended March 31, 2007 and 2006, respectively. Tax benefits realized associated with stock option exercises for the three months ended March 31, 2007 were $6.3 million compared to $1.8 million in the same period last year.

In the first quarter of 2007, the Compensation Committee granted 1,371,590 options that had an estimated fair value of $8.72 per share. In the first quarter of 2006, the Compensation Committee granted 1,292,275 options that had an estimated fair value of $7.55 per share. The following assumptions were used to value the options using a binomial option pricing model:

	March 31, 2007	March 31, 2006

Risk free interest rate	4.7% - 5.1%	4.3% - 4.4%
Dividend yield	2.2%	2.4%
Expected volatility	13% - 20%	17% - 20%
Expected life (years)	6.0	6.3

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility and expected life assumptions for 2007 are based on our historical experience.

The following is a summary of our stock option activity for the first quarter ended March 31, 2007.

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)

Outstanding as of January 1, 2007	7,721,826	$30.52
Granted	1,371,590	$47.76
Exercised	(794,637)	$27.09
Forfeited	(10,964)	$35.66

Outstanding as of March 31, 2007	8,287,815	$33.69	7.0

The aggregate intrinsic value of stock options exercised during the quarter ended March 31, 2007 was approximately $16.7 million compared to $4.5 million in the same period last year.

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

			Remaining			Remaining
			Contractual			Contractual
		Exercise	Life		Exercise	Life
Range of Exercise Prices	Number	Price	(years)	Number	Price	(years)

$12.79 to $23.05	1,271,648	$21.53	4.2	1,271,648	$21.53	4.2
$25.31 to $31.07	1,702,639	$26.97	5.3	1,702,639	$26.97	5.3
$33.44 to $47.76	5,313,528	$38.76	8.2	1,728,669	$34.96	7.1

	8,287,815	$33.69	7.0	4,702,956	$28.44	5.7

Aggregate Intrinsic Value (Millions)

Options Outstanding	Options Exercisable

$122.9	$94.4

As of December 31, 2006, the value of our non-vested stock options outstanding was $20.5 million or $7.94 per share on a weighted-average grant date fair value basis. During the quarter, 367,416 stock options vested and 7,164 stock options were forfeited with a weighted-average grant date fair value of $8.23 and $8.18, respectively. The total fair value of options vesting during the three months ended March 31, 2007 was approximately $3.0 million. As of March 31, 2007, total compensation costs related to non-vested stock options not yet recognized was approximately $15.6 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during the three months ended March 31, 2007:

Restricted Shares	Number of Shares	Weighted- Average Market Price

Outstanding as of January 1, 2007	184,665
Granted	14,139	$47.19
Released / Forfeited	(39,850)	$26.90

Outstanding as of March 31, 2007	158,954

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to retirement. We recorded compensation expense, net of tax, for restricted stock awards made to our employees and directors of $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Tax benefits realized for our restricted stock awards were $0.7 million during the three months ended March 31, 2007 and zero during the comparable period in 2006.

In January 2007 and 2006, the Compensation Committee granted 136,905 and 150,281 performance units to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of our stock over a three year period. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. We recorded compensation expense, net of tax, for performance awards made to our employees of approximately $0.1 million for the three months ended March 31, 2007 compared to $0.9 million in the same period last year. Tax benefits realized in the first quarter of 2007, which were associated with the settlement of the WEC performance shares awarded in 2004, were approximately $2.1 million.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from our principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our principal utility subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note J --Common Equity in our 2006 Annual Report on Form 10-K for additional information on these restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

5 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, as amended by SFAS 149, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2007, we recognized $5.3 million in regulatory assets and $3.5 million in regulatory liabilities related to derivatives.

 6 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three months ended March 31, 2007 and 2006 were as follows:

Benefit Plan Cost Components	Pension Benefits		OPEB

	2007	2006	2007	2006

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$7.9	$9.1	$3.1	$3.4
Interest cost	17.8	17.4	4.7	4.6
Expected return on plan assets	(21.3)	(20.2)	(3.8)	(3.7)
Amortization of:
Transition (asset) obligation	-	-	0.1	-
Prior service cost	1.3	1.3	(3.4)	(3.4)
Actuarial loss	4.7	6.1	1.8	2.4

Net Periodic Benefit Cost	$10.4	$13.7	$2.5	$3.3

7 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of March 31, 2007, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2007	Liability Recorded at March 31, 2007

	(Millions of Dollars)
Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	6.9	6.9	-

Wisconsin Electric	235.2	0.2	-
Subsidiary	11.0	11.0	0.9

Total	$253.1	$18.1	$0.9

A non-utility energy segment guarantee in support of Wisvest-Connecticut, which we sold in December 2002 to PSEG, provides financial assurance for potential obligations relating to environmental remediation under the original purchase agreement for Wisvest-Connecticut with UI. The potential obligations for environmental remediation, which are unlimited, are reimbursable by PSEG under the terms of the sale agreement in the event that we are required to perform under the guarantee.

Other guarantees support obligations of our affiliates to third parties under loan agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program (see Note I -- Nuclear Operations in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006).

Subsidiary guarantees support loan obligations and surety bonds between our affiliates and third parties. In the event our affiliates fail to perform, our subsidiary would be responsible for the obligations.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $13.3 million as of March 31, 2007 and $13.0 million as of December 31, 2006.

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three month periods ended March 31, 2007 and 2006 is shown in the following table.

Reportable Operating Segments			Corporate &
			Other (a) &
	Energy		Reconciling	Total

Wisconsin Energy Corporation	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
Three Months Ended

March 31, 2007
Operating Revenues (b)	$1,300.6	$14.5	($14.0)	$1,301.1
Operating Income (Loss)	$177.5	$9.7	($2.7)	$184.5
Interest Expense	$29.1	$1.9	$11.7	$42.7
Income Tax Expense (Benefit)	$66.1	$3.3	($4.8)	$64.6
Income (Loss) from Discontinued Operations, Net	$ -	$ -	($0.2)	($0.2)
Net Income (Loss)	$103.2	$4.6	($6.9)	$100.9
Capital Expenditures	$114.3	$174.1	$1.8	$290.2
Total Assets (c)	$10,105.3	$1,450.0	($321.3)	$11,234.0

Reportable Operating Segments			Corporate &
			Other (a) &
	Energy		Reconciling	Total

Wisconsin Energy Corporation	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
Three Months Ended

March 31, 2006
Operating Revenues (b)	$1,247.2	$14.2	($14.4)	$1,247.0
Operating Income (Loss)	$185.5	$9.1	($3.0)	$191.6
Interest Expense	$28.1	$4.3	$12.8	$45.2
Income Tax Expense (Benefit)	$67.4	$2.1	($6.6)	$62.9
Income (Loss) from Discontinued Operations, Net	$ -	$ -	$1.3	$1.3
Net Income (Loss)	$111.2	$2.6	($8.1)	$105.7
Capital Expenditures	$115.4	$99.1	$ -	$214.5
Total Assets (c)	$9,512.1	$846.8	$16.5	$10,375.4

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues of $14.7 million and $14.5 million for the three months ended March 31, 2007 and 2006, respectively.

(c)	An elimination for the PWGS 1 lease between We Power and Wisconsin Electric is included in Total Assets of $313.8 million and $326.0 million at March 31, 2007 and 2006, respectively.

9 -- COMMITMENTS AND CONTINGENCIES

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

Divestitures:   Over the past several years, we have sold various businesses. In connection with these sales, we have agreed to provide the respective buyers with customary indemnification provisions including, but not limited to, certain environmental, asbestos and product liability matters. We have established reserves as deemed appropriate for these indemnification provisions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2007

CONSOLIDATED EARNINGS

The following table compares our net income during the first quarter of 2007 with similar information during the first quarter of 2006 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended March 31

	2007	B (W)	2006

	(Millions of Dollars)

Utility Energy Segment	$177.5	($8.0)	$185.5
Non-Utility Energy Segment	9.7	0.6	9.1
Corporate and Other	(2.7)	0.3	(3.0)

Total Operating Income	184.5	(7.1)	191.6
Equity in Earnings of Transmission Affiliate	10.7	1.1	9.6
Other Income, Net	13.2	1.9	11.3
Interest Expense	42.7	2.5	45.2

Income From Continuing Operations Before Income Taxes	165.7	(1.6)	167.3
Income Taxes	64.6	(1.7)	62.9

Income From Continuing Operations	101.1	(3.3)	104.4
Income (Loss) From Discontinued Operations, Net of Tax	(0.2)	(1.5)	1.3

Net Income	$100.9	($4.8)	$105.7

Diluted Earnings Per Share	$0.85	($0.04)	$0.89

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $177.5 million of operating income during the first quarter of 2007, a decrease of $8.0 million or 4.3% compared with the first quarter of 2006. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended March 31

Utility Energy Segment	2007	B (W)	2006

	(Millions of Dollars)
Operating Revenues
Electric	$642.6	$32.7	$609.9
Gas	644.8	16.9	627.9
Other	13.2	3.8	9.4

Total Operating Revenues	1,300.6	53.4	1,247.2
Fuel and Purchased Power	230.6	(60.4)	170.2
Cost of Gas Sold	473.8	6.6	480.4

Gross Margin	596.2	(0.4)	596.6
Other Operating Expenses
Other Operation and Maintenance	311.8	(5.3)	306.5
Depreciation, Decommissioning
and Amortization	81.1	(1.6)	79.5
Property and Revenue Taxes	25.8	(0.7)	25.1

Operating Income	$177.5	($8.0)	$185.5

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2007 with similar information for the first quarter of 2006.

	Three Months Ended March 31

	Electric Revenues			Electric MWh Sales

Electric Utility Operations	2007	B (W)	2006	2007	B (W)	2006

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$232.6	$16.7	$215.9	2,149.5	88.2	2,061.3
Small Commercial/Industrial	208.3	14.3	194.0	2,302.0	84.0	2,218.0
Large Commercial/Industrial	159.4	5.5	153.9	2,670.3	(72.0)	2,742.3
Other-Retail/Municipal	28.2	3.5	24.7	571.1	(9.9)	581.0
Resale-Utilities	5.4	(7.6)	13.0	123.0	(171.0)	294.0
Other Operating Revenues	8.7	0.3	8.4	-	-	-

Total Operating Revenues	$642.6	$32.7	$609.9	7,815.9	(80.7)	7,896.6

Weather -- Degree Days (a)
Heating (3,232 Normal)				3,271	336	2,935

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our electric utility operating revenues increased by $32.7 million, or 5.4%, when compared to the first quarter of 2006. We estimate that our first quarter 2007 revenues were $21.9 million higher than the first quarter of 2006 primarily due to pricing increases that we received during January 2006 and were in effect for a full quarter in 2007. The most significant increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under our PTF plan and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our total electric sales volume decreased by approximately 1.0%; however, our retail sales increased by 1.4% as compared to the same period last year. The increase in retail sales was led by an increase in residential and commercial sales which was driven by colder winter weather in 2007 as compared to 2006. The increase in retail sales was offset by a 58.2% decline in wholesale sales (Resale - Utilities) due to lower plant availability as a result of planned outages.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $60.4 million, or 35.5%, when compared to the first quarter of 2006. As noted above, our total electric sales volume decreased by approximately 1.0% in the quarter; however, our average fuel and purchased power cost per MWh increased by almost $8 or approximately 36.9%. In the first quarter of 2007, we had several planned outages at some of our largest fossil plants. As a result, in the first quarter of 2007, approximately 20.1% of our MWh sales came from purchased power as compared to 10.0% in the first quarter of 2006.

Our interim earnings are impacted due to the timing of our fuel and purchased power costs and our recoveries of these costs. For the first quarter of 2007, we had unfavorable fuel collections of approximately $19 million and during the same period in 2006 we experienced favorable fuel collections of approximately $29 million. For the year ending December 31, 2007, we estimate that we will be in an unfavorable fuel collection position of no more than $10 million. For the year ended December 31, 2006, we broke even on fuel collections.

For further information, see Factors Affecting Results, Liquidity and Capital Resources - Utility Rates and Regulatory Matters below.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2007 with similar information for the first quarter of 2006. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $16.9 million or 2.7%.

	Three Months Ended March 31

Gas Utility Operations	2007	B (W)	2006

	(Millions of Dollars)

Gas Operating Revenues	$644.8	$16.9	$627.9
Cost of Gas Sold	473.8	6.6	480.4

Gross Margin	$171.0	$23.5	$147.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2007 with similar information for the first quarter of 2006.

	Three Months Ended March 31

	Gross Margin			Therm Deliveries

Gas Utility Operations	2007	B (W)	2006	2007	B (W)	2006

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$111.1	$15.8	$95.3	381.0	57.1	323.9
Commercial/Industrial	41.3	7.6	33.7	220.2	26.5	193.7
Interruptible	0.6	-	0.6	7.3	0.4	6.9

Total Retail Gas Sales	153.0	23.4	129.6	608.5	84.0	524.5
Transported Gas	15.5	0.2	15.3	283.7	41.3	242.4
Other	2.5	(0.1)	2.6	-	-	-

Total	$171.0	$23.5	$147.5	892.2	125.3	766.9

Weather -- Degree Days (a)
Heating (3,232 Normal)				3,271	336	2,935

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our gas margins increased by $23.5 million, or approximately 16.0%, when compared to the first quarter of 2006. We estimate that approximately $14.2 million of this increase related to increased sales as a result of more normal winter weather. The first quarter of 2007 was slightly colder than normal and was approximately 11.4% colder than the first quarter of 2006. As a result, our retail therm deliveries increased approximately 16.0% as compared to the first quarter of 2006. In addition, we estimate that our gas margins improved by approximately $6.6 million due to a rate order that went into effect in the latter part of January 2006 and was effective for a full quarter in 2007.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $5.3 million, or approximately 1.7%, when compared to the first quarter of 2006. As discussed above, in January 2006, we received a rate order to cover increased expenses related to transmission costs, bad debt costs and PTF costs. We estimate that our first quarter 2007 other operation and maintenance expenses (and revenues) are approximately $10.9 million higher than the same period last year as a result of the January 2006 rate order. The balance of our other operation and maintenance expenses declined as compared to the first quarter of 2006 because of favorable experience in benefit related costs and other factors.

Our utility operation and maintenance expenses are expected to increase in the second quarter of 2007 due to a scheduled outage at Point Beach Unit 1 which began March 31, 2007.

CONSOLIDATED INTEREST EXPENSE

	Three Months Ended March 31
Interest Expense	2007	2006

	(Millions of Dollars)

Gross Interest Costs	$57.0	$52.6
Less: Capitalized Interest	14.3	7.4

Interest Expense	$42.7	$45.2

Our gross interest costs increased by $4.4 million, or 8.4%, when compared to the first quarter of 2006 due to increased debt levels as a result of our PTF construction program. However, in connection with the PTF construction program we capitalize interest during construction. Our capitalized interest increased by $6.9 million due to higher levels of construction in progress at our PTF plants. As a result, our net interest expense declined by $2.5 million, or 5.5% as compared to the first quarter of 2006.

CONSOLIDATED INCOME TAXES

For the first quarter of 2007, our effective tax rate applicable to continuing operations was 39.0% compared to 37.6% for the first quarter of 2006. We expect our 2007 annual effective tax rate to be between 38.0% and 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first three months of 2007 and 2006:

	Three Months Ended March 31

Wisconsin Energy Corporation	2007	2006

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$362.9	$339.7
Investing Activities	($304.3)	($214.2)
Financing Activities	($71.5)	($161.6)

Operating Activities

Cash provided by operating activities increased by $23.2 million as compared to the first quarter of 2006. The most significant increase in cash provided by operating activities related to the recovery of natural gas costs. The increase in natural gas sales as a result of more favorable winter weather in 2007 led to an increase in refundable gas costs of approximately $56 million. This amount is expected to be refunded back to our customers over the remainder of the year. We experienced an unfavorable collection of electric fuel and purchased power of approximately $61 million in the first quarter of 2007 as compared to the first quarter of 2006.

Investing Activities

During the first three months of 2007, cash used in investing activities was $304.3 million, an increase of $90.1 million over the same period in 2006. This increase was due primarily to increased capital expenditures at We Power related to PTF.

Financing Activities

During the three months ended March 31, 2007, we used $71.5 million for financing activities compared with $161.6 million used for financing activities during the first three months of 2006. The primary uses of cash during the first three months of 2007 and 2006 were to reduce short-term debt and to pay dividends on common stock.

During the first quarter of 2007, we received proceeds of $20.9 million related to the exercise of stock options, compared with $5.7 million in the first quarter of 2006. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $38.0 million, compared with $10.2 million in the first quarter of 2006. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2007 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, including subordinated debt, depending on market conditions and other factors. Beyond 2007, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

We have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, our access to capital markets and internally generated cash.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas credit agreements provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

As of March 31, 2007, we had approximately $1.7 billion of available unused lines under our bank back-up credit facilities on a consolidated basis and approximately $904.1 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at March 31, 2007.

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$900.0	$ 1.5	$898.5	April 2011	5 year
Wisconsin Electric	$500.0	$14.1	$485.9	March 2011	5 year
Wisconsin Gas	$300.0	$ -	$300.0	March 2011	5 year

Our debt (including short-term debt) to total capitalization was 58.8% as of March 31, 2007 and 59.5% as of December 31, 2006.

Capital Requirements

Capital requirements during the remainder of 2007 are expected to be principally for capital expenditures, long-term debt maturities and nuclear fuel. Our 2007 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $1,371.0 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 7 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report.

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by FIN 46. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. For additional information, see Note G -- Variable Interest Entities in our 2006 Annual Report on Form 10-K. We have included our contractual obligations under all three of these contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $10.2 billion as of both March 31, 2007 and December 31, 2006. Our periodic payments related to these types of obligations, including PTF construction activity, were approximately the same as new commitments, including wind turbines, made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2006 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, nuclear operations, industry restructuring and competition and other matters.

POWER THE FUTURE

Under our PTF strategy, we expect to meet a significant portion of our future generation needs through the construction of the PWGS and the Oak Creek expansion by We Power. We Power will lease the new units to Wisconsin Electric under long-term leases, and we expect Wisconsin Electric to recover the lease payments in its electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2006 Annual Report on Form 10-K for additional information on PTF.

Port Washington:   Construction of PWGS 2 is well underway. Site preparation, including removal of the old coal units at the site, was completed in early 2006, and all of the major components have been procured. The unit is expected to begin commercial operation during the second quarter of 2008.

Oak Creek Expansion:   The CPCN granted for the construction of the Oak Creek expansion was the subject of a number of legal challenges by third parties; these legal challenges were resolved in June 2005. We have received all permits necessary to commence construction, which began in June 2005. Certain of these permits continue to be contested, but remain in effect unless and until overturned by a reviewing court or administrative law judge.

A contested case hearing for the WPDES permit was held in March 2006. The ALJ upheld the issuance of the permit in a decision issued in July 2006. In August 2006, the opponents filed in Dane County Circuit Court for judicial review of the ALJ's decision upholding the issuance of the permit. In March 2007, the Dane County Circuit Court affirmed in part the decision by the ALJ to uphold the WDNR's issuance of the permit. The Court also remanded certain aspects of the ALJ's decision for further consideration based on the January 2007 decision by the Federal Court of Appeals for the Second Circuit concerning the federal rule on cooling water intake systems for existing facilities (the Phase II rule) (Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) (2d Cir. 2007)). The Second Circuit found certain portions of the rule impermissible and remanded several parts of the rule to the EPA for further consideration or potential rulemaking. In March 2007, the EPA announced its intention to suspend the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems. In light of these actions, we have requested that the WDNR modify the WPDES permit. We will be submitting additional information to the WDNR as part of that process. We have filed a Motion to Stay the proceeding before the ALJ, pending a modification of the permit. Briefing is proceeding and we anticipate a decision on that motion by the end of May. We anticipate that completion of the review and a decision on the modification of the permit may take the remainder of 2007. When a permit is modified through the modification procedure under state law, as under federal regulations, the existing permit continues in full force and effect during the modification process. A modified permit will be subject to public notice and comment and a request for a contested case proceeding.

UTILITY RATES AND REGULATORY MATTERS

2008 Rate Case

On May 7, 2007, Wisconsin Electric and Wisconsin Gas initiated rate proceedings with the PSCW. Wisconsin Electric has asked the PSCW to approve a comprehensive plan which would result in net price increases of 7.5% in 2008 and 7.5% in 2009 for its electric customers in Wisconsin, a 1.8% price increase in 2008 to its gas customers and approximately 16.0% price increases in 2008 for all steam customers in Milwaukee. Wisconsin Gas has filed for a 4.1% price increase in 2008 for its gas customers.

Electric pricing increases are largely needed to allow us to continue progress on previously approved initiatives, including: costs associated with generation facilities, primarily the new PTF plants approved by the PSCW in 2002 and 2003; recovery of costs associated with transmission constructed and owned by the American Transmission Company; compliance with environmental regulations; continuation of investment in renewable and efficiency programs, including the new wind facilities approved by the PSCW in February 2007; and scheduled recovery of regulatory assets.

The proposed net price increase for electric customers in Wisconsin reflects offsets to the revenue requirement expected to be derived from the proceeds from the pending sale of Point Beach. If the sale is approved and closed, there will be an estimated $653 million of proceeds available to offset the required price increases in Wisconsin. Our proposed plan, if approved, would apply $107 million to recover existing regulatory assets in 2008. Our plan would provide monthly bill credits of approximately $372 million in 2008 and $188 million, including interest, in 2009, and any remaining proceeds in our next scheduled rate filing. The proposed credits have a significant impact on net price increases for electric customers. For example, a $50 million increase or decrease in the pricing credits provided in 2008, while leaving the other components of our proposal unchanged, would result in a corresponding decrease or increase of approximately 2.5% in the net price change to electric customers in 2008.

If the Point Beach sale is not approved or otherwise is not completed, the credits would not be available. The new prices, which will be subject to a full review by the PSCW, are expected to be implemented in January 2008.

2006 Rate Order

Electric Rates:   In January 2006, Wisconsin Electric received an order from the PSCW that allowed it to increase annual electric revenues by approximately $222.0 million or 10.6% to recover increased costs associated with investments in our PTF units, transmission services and fuel and purchased power, as well as costs associated with additional sources of renewable energy. The rate increase was based on an authorized return on equity of 11.2%. The order also required Wisconsin Electric to refund to customers, with interest, any fuel revenues that it received in excess of fuel and purchased power costs that it incurred, as defined by the Wisconsin fuel rules. The original order stipulated that any refund would also include interest at short-term rates. This refund provision expired December 31, 2006.

During 2006, we experienced lower than expected fuel and purchased power costs. In September 2006, we requested and received approval from the PSCW to refund favorable fuel recoveries including accrued interest at short-term rates. In addition, in September 2006 the PSCW determined that if the total recoveries for 2006 exceeded $36 million, interest on the amount in excess of $36 million would be paid at the rate of 11.2%, our authorized return on equity rather than at short - term rates as originally set forth in the order. During October 2006, we refunded $28.7 million including interest to Wisconsin retail customers as a credit on their bill, and an additional $10.3 million including interest in the first quarter of 2007.

For 2007, Wisconsin Electric returned to the traditional fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues may be adjusted prospectively if fuel and purchased power costs fall outside a pre-established annual band of plus or minus 2%.

Gas Rates:   Our gas operations went through a traditional rate proceeding whereby the revenues were set to recover projected costs and to provide a return on rate base. The January 2006 order provided for increases in gas revenues totaling $60.1 million annually ($21.4 million or 2.9% for Wisconsin Electric gas operations and $38.7 million or 3.7% for Wisconsin Gas gas operations). The rate increases were based on an authorized return on equity of 11.2% for the gas operations of both Wisconsin Electric and Wisconsin Gas.

Steam Rates:   The steam rate proceeding was a traditional rate proceeding. The January 2006 order provided for an increase in steam rates of $7.8 million or 31.5% to be phased in over a two year period beginning in 2006. The rate increase was based on an authorized return on equity of 11.2%.

Other Regulatory Matters

Coal Generation Forced Outage - 2007:   In March 2007, we requested and received approval from the PSCW to defer as a regulatory asset approximately $13.2 million related to replacement power costs due to a forced outage of Unit 1 at the Pleasant Prairie Power Plant. The outage extended from February 2007 through March 2007.

Wholesale Electric Rates:   On August 1, 2006, Wisconsin Electric filed a wholesale rate case with FERC. The filing requested an annual increase in rates of approximately $16.7 million applicable to four existing wholesale electric customers. In November 2006, FERC accepted the rate filing subject to refund with interest; however, the rates have not yet been approved. Three of the existing customers' rates were effective January 1, 2007. The remaining largest wholesale customer's rates were effective May 1, 2007. The rates are subject to refund, hearing and settlement procedures.

Fuel Rules:   In June 2006, the PSCW opened a docket (01-AC-224) in which it was looking into revising the current fuel rules (Chapter PSC 116). In February 2007, five Wisconsin utilities regulated by the fuel rules, including Wisconsin Electric, filed a joint proposal to modify the existing rules in this docket. The proposal recommends modifying the rules to allow for escrow accounting for fuel costs outside a plus or minus 1% annual band width of fuel costs allowed in rates. It further recommends that the escrow balance be trued-up annually following the end of each calendar year. We are unable to predict if or when the PSCW will make any changes to the existing fuel rules.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2006 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

WIND GENERATION

In June 2005, we purchased the development rights to two wind farm projects (Blue Sky Green Field) from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capacity of approximately 145 MW. We filed for approval of a CPCN with the PSCW in March 2006. Hearings were held at the end of November 2006. In February 2007, the PSCW issued a written notice approving the CPCN.

In addition to the CPCN approval, we are working to secure any additional permits necessary to commence construction. To date, the FAA has issued all requested permits for Blue Sky Green Field. During March 2007, we entered into a final agreement with Vestas Wind Systems for the purchase of wind turbines. The manufacturing process has begun, and equipment is expected to begin arriving at the site during the fourth quarter of 2007. We have also entered into service and warranty agreements with Vestas that will cover the first two years of operation. We estimate that the capital cost of the project, excluding AFUDC, will be approximately $300 million. We currently expect the turbines to be placed into service no later than the second quarter of 2008.

NUCLEAR OPERATIONS

Wisconsin Electric owns two 518 MW electric generating units at Point Beach in Two Rivers, Wisconsin. The plant is operated by NMC, a joint venture of the Company and affiliates of other unaffiliated utilities. In December 2006, we announced that Wisconsin Electric had reached a definitive agreement to sell Point Beach to an affiliate of FPL. If and when the sale is completed (or earlier if an interim operating agreement with FPL is activated by us) NMC would transfer Point Beach's operating licenses to the buyer, we would withdraw from NMC and our relationship with NMC would be terminated. We would be required to pay a termination fee of approximately $12 million to withdraw from NMC and write-off our investment in NMC which is approximately $5.2 million at March 31, 2007. Wisconsin Electric also entered into a long-term power purchase agreement to purchase all of the existing capacity and energy of the plant, which will become effective upon the closing of the sale. Wisconsin Electric will have the unilateral option, subject to PSCW direction, to select a term for the power purchase agreement of either (i) an estimated 23 years for Unit 1 and 26 years for Unit 2, or (ii) 16 years for Unit 1 and 17 years for Unit 2. The sale of the plant and the long-term power purchase agreement are subject to review and approval by various regulatory agencies including the NRC, PSCW, MPSC and FERC. We have submitted a request to the PSCW to defer any gain (net of transaction related costs) as a regulatory liability that would be applied to the benefit of our customers in future rate proceedings. The PSCW held a prehearing conference in February 2007, and hearings are scheduled for June 2007. We anticipate closing the sale during the third quarter of 2007.

Each Unit at Point Beach has a scheduled refueling outage approximately every 18 months. During 2007, we have one scheduled outage which began at the end of the first quarter. In 2006, we had one scheduled refueling outage that took place during the fourth quarter.

See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 of our 2006 Annual Report on Form 10-K for additional information regarding our nuclear operations.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

MISO:   In connection with its status as a FERC approved RTO, MISO implemented a bid-based energy market, the MISO Midwest Market, which commenced operations on April 1, 2005. In April 2006, FERC issued an order determining that MISO had not applied its energy markets tariff correctly in the assessment of Revenue Sufficiency Guarantee charges. FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. In October 2006 and March 2007, we received additional rulings from FERC on these issues. FERC's rulings have been challenged by MISO and numerous other market participants. We are expecting MISO to commence with the retroactive resettlement of the market associated with the order in July 2007 with completion anticipated in January 2008. Due to the complexity of the order and pending challenges, we are unable to determine the overall financial implication to us. However, we do not believe that the result will have a material impact on our results of operations.

MISO is in the process of developing a market for two ancillary services, regulation reserves and contingency reserves. In February 2007, MISO filed tariff revisions to include ancillary services. The MISO ancillary services market is proposed to begin in 2008. We currently self-provide both regulation reserves and contingency reserves. In the MISO ancillary services market, we expect that we will buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market is expected to reduce overall ancillary services costs in the MISO footprint. We anticipate achieving a net reduction in fuel costs but are unable to determine the amount of savings we will realize at this time. The MISO ancillary services market is also expected to enable MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets in Item 7 of our 2006 Annual Report on Form 10-K for additional information regarding MISO.

ENVIRONMENTAL MATTERS

Clean Water Act:   Section 316(b) of the CWA requires that the location, design, construction and capacity of cooling water intake structures reflect the BTA for minimizing adverse environmental impact. This law dates back to 1972; however, prior to September 2004, there were no federal rules that defined precisely how states and EPA regions determined that an existing intake met BTA requirements. This rule established, for the first time, national performance standards and compliance alternatives for existing facilities that are designed to minimize the potential adverse environmental impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the rule for Wisconsin Electric's Oak Creek Power Plant, We Power's Oak Creek expansion and PWGS were included in project costs.

In January 2007, the Federal Court of Appeals for the Second Circuit issued a decision concerning the 316(b) rule for existing facilities (Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) (2d Cir. 2007)). The Second Circuit found certain portions of the rule impermissible and remanded several parts of the rule to the EPA for further consideration or potential additional rulemaking. In March 2007, the EPA announced its intention to suspend the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems. We will work with the relevant state agencies as permits for our facilities come due for renewal to determine what, if any, actions need to be taken. Until the EPA completes its reconsideration and rulemaking, we cannot predict what impact these changes to the federal rules may have on our facilities. For additional information on this matter related to the Oak Creek expansion, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future -- Oak Creek Expansion in this report.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2006 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2006 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2006 Annual Report on Form 10-K.

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

UTILITY RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

Power the Future:   See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Part I of this report for information concerning our PTF strategy.

OTHER MATTERS

Stray Voltage   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system.

In May 2005, a stray voltage lawsuit was filed against Wisconsin Electric. We do not believe the lawsuit has merit and we will vigorously defend the case. The trial for this matter is scheduled to begin in September 2007. This claim against Wisconsin Electric is not expected to have a material adverse effect on our financial condition or results of operations.

Even though any claims which may be made against Wisconsin Electric with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial condition, we continue to evaluate various options and strategies to mitigate this risk.

Arbitration Proceedings   In May 2007, Wisconsin Electric entered into a settlement agreement with its largest industrial customers, two iron ore mines in the Upper Peninsula of Michigan. The settlement is a full and complete resolution of all claims and disputes between the parties for electric service rendered by Wisconsin Electric through March 31, 2007. The settlement provides for the mines to pay Wisconsin Electric $9 million and for the release of all funds held in escrow to the mines. The estimated earnings impact of the payment from the mines is $0.04 per share. The settlement also provides a mutually satisfactory pricing structure through December 31, 2007, when the power purchase agreements with the mines expire. Beginning January 1, 2008, the mines will be eligible to receive electric service from Wisconsin Electric in accordance with tariffs to be approved by the MPSC. The settlement is conditioned on approval by the MPSC and calls for the parties to promptly file, jointly, for such approval.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2007.

2007	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

January 1- January 31	10,810	$46.69	-	$ -

February 1- February 28	442	$48.03	-	$ -

March 1- March 31	646	$47.46	-	$ -

Total	11,898	$46.81	-

(a)

This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan. All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 7, 2007	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer