Form 10-Q
period 2008-03-31
WISCONSIN ENERGY CORP
filed 2008-05-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-09057	WISCONSIN ENERGY CORPORATION	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 1331
Milwaukee, WI 53201
(414) 221-2345

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                                 Large accelerated filer [X]                                 Accelerated filer [  ]

                                 Non-accelerated filer [  ] (Do not                      Smaller reporting company [  ]
                                      check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2008):

Common Stock, $.01 Par Value,	116,927,953 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2008

	TABLE OF CONTENTS
Item		Page

	Introduction .......................................................................................................................	7

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	8

	Consolidated Condensed Balance Sheets .........................................................................	9

	Consolidated Condensed Statements of Cash Flows ........................................................	10

	Notes to Consolidated Condensed Financial Statements ..................................................	11

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .................................................................	23

3.	Quantitative and Qualitative Disclosures About Market Risk ..............................................	37

4.	Controls and Procedures ........................................................................................................	37

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	37

1A.	Risk Factors ..........................................................................................................................	38

2.	Unregistered Sales of Equity Securities and Use of Proceeds ...............................................	38

5.	Other Information.....................................................................................................................	38

6.	Exhibits ...................................................................................................................................	39

	Signatures ...............................................................................................................................	40

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Wisconsin Energy Subsidiaries and Affiliates

Primary Subsidiaries
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
Minergy	Minergy LLC
Wispark	Wispark LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
EPA	Environmental Protection Agency
NAAQS	National Ambient Air Quality Standard
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
SIP	State Implementation Plans
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
ALJ	Wisconsin Administrative Law Judge
Compensation Committee	Compensation Committee of the Board of Directors

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LSEs	Load Serving Entities
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO bid-based energy markets
OTC	Over-the-Counter
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
PSEG	Public Service Enterprise Group
RSG	Revenue Sufficiency Guarantee

Measurements
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits
SFAS	Statement of Financial Accounting Standards

Accounting Pronouncements

FIN 46	Consolidation of Variable Interest Entities

FSP SFAS 157-b	Determination of Impairment for Nonfinancial Assets and Nonfinancial Liabilities
SFAS 71	Accounting for the Effects of Certain Types of Regulation
SFAS 123R	Share-Based Payment (Revised 2004)
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities
SFAS 161	Disclosures about Derivative Instruments and Hedging Activities

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
  Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Wisconsin Energy Corporation expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in two operating segments: a utility energy segment and a non-utility energy segment. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, our, us or we refer to the holding company and all of its subsidiaries. Our primary subsidiaries are Wisconsin Electric, Wisconsin Gas, We Power and Edison Sault.

Utility Energy Segment:   Our utility energy segment consists of: Wisconsin Electric, which serves electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metropolitan Milwaukee, Wisconsin; Wisconsin Gas, which serves gas customers in Wisconsin and water customers in suburban Milwaukee, Wisconsin; and Edison Sault, which serves electric customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas operate under the trade name of "We Energies".

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease to Wisconsin Electric the new generating capacity included in our PTF strategy. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K for more information on PTF.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2007 Annual Report on Form 10-K, including the financial statements and notes therein.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2008	2007

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$ 1,431.8	$ 1,301.1

Operating Expenses
Fuel and purchased power	338.2	229.5
Cost of gas sold	560.3	473.8
Other operation and maintenance	369.6	303.0
Depreciation, decommissioning
and amortization	77.7	84.1
Property and revenue taxes	27.1	26.2

Total Operating Expenses	1,372.9	1,116.6

Amortization of Gain	159.0	-

Operating Income	217.9	184.5

Equity in Earnings of Transmission Affiliate	11.5	10.7
Other Income, net	10.6	13.2
Interest Expense, net	39.2	42.7

Income From Continuing
Operations Before Income Taxes	200.8	165.7

Income Taxes	77.6	64.6

Income from Continuing Operations	123.2	101.1

Loss from Discontinued
Operations, Net of Tax	-	(0.2)

Net Income	$ 123.2	$ 100.9

Earnings Per Share (Basic)
Continuing operations	$ 1.05	$ 0.86
Discontinued operations	-	-

Total Earnings Per Share (Basic)	$ 1.05	$ 0.86

Earnings Per Share (Diluted)
Continuing operations	$ 1.04	$ 0.85
Discontinued operations	-	-

Total Earnings Per Share (Diluted)	$ 1.04	$ 0.85

Weighted Average Common
Shares Outstanding (Millions)
Basic	116.9	117.0
Diluted	118.3	118.7

Dividends Per Share of Common Stock	$ 0.27	$ 0.25

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 8,993.9	$ 8,959.1
Accumulated depreciation	(3,172.5)	(3,123.9)

	5,821.4	5,835.2
Construction work in progress	2,009.8	1,764.1
Leased facilities, net	80.5	81.9

Net Property, Plant and Equipment	7,911.7	7,681.2

Investments
Restricted cash	300.4	323.5
Equity investment in transmission affiliate	241.7	238.5
Other	36.9	42.7

Total Investments	579.0	604.7

Current Assets
Cash and cash equivalents	24.2	27.4
Restricted cash	342.9	408.1
Accounts receivable	521.4	361.8
Accrued revenues	259.4	312.2
Materials, supplies and inventories	235.1	361.3
Regulatory assets	82.5	164.7
Prepayments and Other	191.5	214.2

Total Current Assets	1,657.0	1,849.7

Deferred Charges and Other Assets
Regulatory assets	906.3	961.6
Goodwill, net	441.9	441.9
Other	182.2	181.2

Total Deferred Charges and Other Assets	1,530.4	1,584.7

Total Assets	$ 11,678.1	$ 11,720.3

Capitalization and Liabilities

Capitalization
Common equity	$ 3,191.5	$ 3,099.2
Preferred stock of subsidiary	30.4	30.4
Long-term debt	2,974.2	3,172.5

Total Capitalization	6,196.1	6,302.1

Current Liabilities
Long-term debt due currently	403.2	352.8
Short-term debt	1,006.4	900.7
Accounts payable	422.1	478.3
Regulatory liabilities	471.1	563.1
Other	330.2	207.9

Total Current Liabilities	2,633.0	2,502.8

Deferred Credits and Other Liabilities
Regulatory liabilities	1,267.5	1,314.3
Deferred income taxes - long-term	542.9	551.7
Deferred revenue, net	397.7	347.7
Pension and other benefit obligations	264.3	310.1
Other	376.6	391.6

Total Deferred Credits and Other Liabilities	2,849.0	2,915.4

Total Capitalization and Liabilities	$ 11,678.1	$ 11,720.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2008	2007

(Millions of Dollars)
Operating Activities
Net income	$ 123.2	$ 100.9
Reconciliation to cash
Depreciation, decommissioning and amortization	82.4	86.9
Equity in earnings of transmission affiliate	(11.5)	(10.7)
Distributions from transmission affiliate	8.3	7.0
Deferred income taxes and investment tax credits, net	(9.9)	(19.9)
Deferred revenue	50.9	32.9
Change in -	Accounts receivable and accrued revenues	(106.8)	(73.9)
Inventories	126.2	152.3
Other current assets	18.7	17.4
Accounts payable	5.8	(66.3)
Accrued income taxes, net	85.7	57.3
Deferred costs, net	44.6	(27.9)
Pension plan contribution	(48.4)	-
Other current liabilities and other	(25.4)	106.9

Cash Provided by Operating Activities	343.8	362.9

Investing Activities
Capital expenditures	(348.2)	(290.2)
Proceeds from asset sales, net	9.1	5.1
Change in restricted cash	88.3	-
Proceeds from investments within nuclear decommissioning trust	-	96.1
Purchases of investments within nuclear decommissioning trust	-	(96.1)
Other	(20.1)	(19.2)

Cash Used in Investing Activities	(270.9)	(304.3)

Financing Activities
Exercise of stock options	2.7	20.9
Purchase of common stock	(5.5)	(38.0)
Dividends paid on common stock	(31.6)	(29.2)
Retirement and repurchase of long-term debt	(148.0)	(21.9)
Change in short-term debt	105.7	(7.8)
Other, net	0.6	4.5

Cash Used in Financing Activities	(76.1)	(71.5)

Change in Cash and Cash Equivalents	(3.2)	(12.9)

Cash and Cash Equivalents at Beginning of Period	27.4	37.0

Cash and Cash Equivalents at End of Period	$ 24.2	$ 24.1

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 4.5	$ 9.7
Income taxes (net of refunds)	$ 0.1	$ 20.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2007 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year 2008 because of seasonal and other factors.

Modifications to Prior Statements:   We have modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reporting changes had no impact on cash provided by, or used in, operating, investing or financing activities.

 2 -- NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities, defines fair value, provides a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. In accordance with FSP SFAS 157-b, we have not applied the provisions of Statement 157 to pension assets, goodwill or asset retirement obligations. The partial adoption of SFAS 157 did not have a significant financial impact on our consolidated financial statements. See Note 6 -- Fair Value Measurements for further information on SFAS 157.

Fair Value Option:   In February 2007, the FASB issued SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value and also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We adopted the provisions of SFAS 159 effective January 1, 2008. We did not elect to record any financial assets or liabilities at fair value under SFAS 159.

Disclosures about Derivative Instruments and Hedging Activities:   In March 2008, the FASB issued SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the provisions of SFAS 161, and we expect to adopt it on January 1, 2009.

 3 -- Accounting and Reporting for Power the Future Generating Units

Background:  As part of our PTF strategy, our non-utility subsidiary, We Power, is building four new generating units (PWGS 1 and 2 and OC 1 and 2) that will be leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the PSCW, our primary regulator. The leases are designed to recover the capital costs of the plant, including a return. PWGS 1 was placed in service in July 2005 and is being leased to Wisconsin Electric. Wisconsin Electric will be responsible for all of the operating costs, including fuel, of the PTF units once they are placed in service and we anticipate that we will recover the operating costs of these plants in rates. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

During Construction:  Under the terms of each lease, we collect in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital is approximately 14%. The carrying costs that we collect in rates are recorded as deferred revenue, and they will be amortized to revenue over the term of each lease once the respective unit is placed into service. During the construction of our PTF units, we capitalize interest costs at an overall weighted-average pre-tax cost of interest of approximately 6%. Capitalized interest is included in the total cost of the PTF units.

Cash Flows:  The following table identifies key pre-tax cash outflows and inflows for the three months ended March 31 related to the construction of our PTF units as compared to Wisconsin Energy overall:

	Capital Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2008	$ -	$22.6	$70.3	$81.9	$174.8	$348.2
2007	$ -	$25.7	$110.6	$35.4	$171.7	$290.2

	Capitalized Interest (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2008	$ -	$4.5	$11.4	$5.2	$21.1	$22.2
2007	$ -	$3.2	$8.2	$2.6	$14.0	$14.4

	Deferred Revenue (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2008	$ -	$10.6	$27.5	$12.8	$50.9	$50.9
2007	$ -	$7.5	$19.2	$6.2	$32.9	$32.9

Balance Sheet:   As noted above, we collect in current rates carrying costs that are calculated based on the cash expenditures included in CWIP multiplied by our pre-tax cost of capital. The carrying costs are recorded as deferred revenue and included in Other long-term liabilities. Our total CWIP balance includes cash expenditures, capitalized interest and accruals. The following table identifies key amounts related to our PTF units that were recorded on our balance sheet as of March 31, 2008 and December 31, 2007:

	CWIP - Cash Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF

March 31, 2008	$ -	$307.4	$808.1	$402.2	$1,517.7
December 31, 2007	$ -	$286.4	$738.6	$314.7	$1,339.7

	Total CWIP (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2008	$ -	$338.9	$881.3	$432.4	$1,652.6	$2,009.8
December 31, 2007	$ -	$313.3	$800.4	$339.9	$1,453.6	$1,764.1

	Net Plant in Service (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2008	$343.8	$ -	$170.5	$ -	$514.3	$5,821.4
December 31, 2007	$345.8	$ -	$171.2	$ -	$517.0	$5,835.2

	Deferred Revenue (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

March 31, 2008	$64.8	$72.9	$189.7	$70.3	$397.7	$397.7
December 31, 2007	$65.5	$62.2	$162.4	$57.6	$347.7	$347.7

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

We recognize revenues related to the lease payments that are included in our rates. In addition, our revenues include the amortization of the deferred revenues that reflect the carrying costs that are collected during construction. The deferred revenue is amortized on a straight line basis over the lease term. We depreciate the units on a straight line basis over their expected service life.

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

4 -- COMMON EQUITY

Share-Based Compensation Expense:   For a description of share-based compensation, including stock options, restricted stock and performance units, see Note J -- Common Equity in our 2007 Annual Report on Form 10-K. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method. We utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS 123R. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to outstanding stock options during the period. Shares purchased on the open market by our independent agents are currently used to satisfy share based awards.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors for the three months ended March 31:

	2008	2007

	(Millions of Dollars)

Stock options	$ 3.0	$ 4.7
Performance units	1.2	0.1
Restricted stock	0.3	0.3

Share-based compensation expense	$4.5	$5.1

Related tax benefit	$1.8	$2.0

Stock Option Activity:   During the first three months of 2008, the Compensation Committee granted 1,362,160 options that had an estimated fair value of $9.93 per share. During the first three months of 2007, the Compensation Committee granted 1,371,590 options that had an estimated fair value of $8.72 per share. The following assumptions were used to value the options using a binomial option pricing model:

	2008	2007

Risk free interest rate	2.9% -3.9%	4.7% - 5.1%
Dividend yield	2.1%	2.2%
Expected volatility	20.0%	13.0% - 20.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	6.7	6.0

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

The following is a summary of our stock option activity through the three months ended March 31, 2008:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2008	7,694,239	$34.30
Granted	1,362,160	$48.04
Exercised	(111,372)	$26.64
Forfeited	(8,290)	$44.99

Outstanding as of March 31, 2008	8,936,737	$36.48	6.8	$77.8

Exercisable as of March 31, 2008	5,320,420	$30.46	5.4	$72.8

The intrinsic value of options exercised was $2.1 million and $16.7 million for the three months ended March 31, 2008 and 2007, respectively. Cash received from options exercised was $2.7 million and $20.9 million for the three months ended March 31, 2008 and 2007, respectively. The related tax benefit for the same periods was approximately $0.7 million and $6.3 million, respectively.

Stock options to purchase 1,366,625 and 1,359,410 shares of common stock at $47.76 and $48.04 per share, respectively, were outstanding during the first quarter of 2008 but were not included in the computation of diluted earnings per share because the stock options' exercise price was greater than the average market price of our common stock during the quarter.

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$12.79 to $23.05	966,514	$21.67	3.3	966,514	$21.67	3.3
$25.31 to $31.07	1,437,271	$26.98	4.6	1,437,271	$26.98	4.6
$33.44 to $48.04	6,532,952	$40.75	7.8	2,916,635	$35.08	6.5

	8,936,737	$36.48	6.8	5,320,420	$30.46	5.4

The following table summarizes information about our non-vested options during the three months ended March 31, 2008:

		Weighted-
Non-Vested Stock Options	Number of Options	Average Fair Value

Non-vested as of January 1	3,466,243	$8.21
Granted	1,362,160	$9.93
Vested	(1,203,796)	$8.35
Forfeited	(8,290)	$8.72

Non-vested as of March 31	3,616,317	$8.81

As of March 31, 2008, total compensation costs related to non-vested stock options not yet recognized was approximately $18.4 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during the three months ended March 31, 2008:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding as of January 1, 2008	146,306
Granted	14,058	$47.61
Released / Forfeited	(21,360)	$29.89

Outstanding as of March 31, 2008	139,004

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $1.0 million for the three months ended March 31, 2008. The intrinsic value for the same period in 2007 was $1.9 million. The related tax benefit was $0.1 million for the three months ended March 31, 2008 and $0.7 million for the same period in 2007.

As of March 31, 2008, total compensation cost related to restricted stock not yet recognized was approximately $2.4 million, which is expected to be recognized over the next 40 months on a weighted-average basis.

Performance Units:   In January 2008 and 2007, the Compensation Committee granted 133,855 and 136,905 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three year period. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2007 vested and were distributed during the first quarter of 2008, and had a total intrinsic value of $5.2 million. The tax benefit realized due to the distribution of performance units was approximately $1.8 million. As of March 31, 2008, total compensation cost related to performance units not yet recognized was approximately $9.9 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our principal utility subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note J --Common Equity in our 2007 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income during the three months ended March 31:

Comprehensive Income	2008	2007

	(Millions of Dollars)

Net Income	$123.2	$100.9
Other Comprehensive Income
Hedging	0.1	0.1

Total Other Comprehensive Income	0.1	0.1

Total Comprehensive Income	$123.3	$101.0

5 -- LONG-TERM DEBT

Wisconsin Electric is the obligor under two series of insured tax-exempt bonds in outstanding principal amount of $147 million. The bonds bore interest at an "auction rate". In March 2008, because of substantial market disruptions that occurred in the auction rate bond market, Wisconsin Electric purchased (in lieu of redemption) these bonds at a purchase price of par plus accrued interest to the date of purchase. As of March 31, 2008, the repurchased bonds were still outstanding, but were reported as a reduction in long-term debt. Subject to market conditions, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

6 -- FAIR VALUE MEASUREMENTS

We adopted SFAS 157 as of January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of observable inputs used in measuring fair value. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157.

As defined in SFAS 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. Accordingly, we also utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The hierarchy established under SFAS 157 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 -- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category consist of financial instruments such as exchange-traded derivatives.

Level 2 -- Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Instruments in this category include non-exchange-traded derivatives such as OTC forwards and options.

Level 3 -- Pricing inputs include significant inputs that are generally less observable from objective sources. The inputs in the determination of fair value require significant management judgment or estimation. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157 and include in Level 3 all instruments whose fair value is based on significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the instrument.

The following table summarizes our financial assets and liabilities by level within the fair value hierarchy as of March 31, 2008:

Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Derivatives	$24.2	$3.1	$4.5	$31.8

Total	$24.2	$3.1	$4.5	$31.8

Liabilities:
Derivatives	$ -	$16.0	$ -	$16.0

Total	$ -	$16.0	$ -	$16.0

Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy.

2008

(Millions of Dollars)
Balance as of January 1	$13.0
Realized and unrealized gains (losses)	-
Settlements	(8.5)
Transfers in and/or out of Level 3	-

Balance as of March 31	$4.5

Change in unrealized gains (losses) relating to instruments still held as of March 31	$ -

Changes in fair value for Level 3 recurring items are recorded on our balance sheet in accordance with SFAS 71. See Note 7 -- Derivative Instruments, for further information on the offset to regulatory assets and liabilities.

7 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, as amended by SFAS 149, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of March 31, 2008, we recognized $16.0 million in regulatory assets and $34.2 million in regulatory liabilities related to derivatives.

 8 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three months ended March 31 were as follows:

	Pension Benefits		OPEB

Benefit Plan Cost Components	2008	2007	2008	2007

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$4.7	$7.9	$2.7	$3.1
Interest cost	17.3	17.8	5.2	4.7
Expected return on plan assets	(21.4)	(21.3)	(4.4)	(3.8)
Amortization of:
Transition obligation	-	-	0.1	0.1
Prior service cost (credit)	0.6	1.3	(3.1)	(3.4)
Actuarial loss	3.7	4.7	1.7	1.8

Net Periodic Benefit Cost	$4.9	$10.4	$2.2	$2.5

9 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of March 31, 2008, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding	Liability Recorded

	(Millions of Dollars)
Wisconsin Energy
Non-Utility Energy	$ -	$ -	$ -
Other	2.5	2.5	-

Wisconsin Electric	2.8	0.1	-
Subsidiary	6.1	6.1	0.9

Total	$11.4	$8.7	$0.9

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

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $14.5 million as of March 31, 2008 and $13.9 million as of December 31, 2007.

10 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three month periods ended March 31, 2008 and 2007 is shown in the following table:

			Corporate &
Reportable Operating Segments			Other (a) &
	Energy		Reconciling	Total

Wisconsin Energy Corporation	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
Three Months Ended

March 31, 2008
Operating Revenues (b)	$1,433.2	$19.7	($21.1)	$1,431.8
Operating Income (Loss)	$206.6	$14.2	($2.9)	$217.9
Interest Expense, net	$28.3	$1.8	$9.1	$39.2
Income Tax Expense (Benefit)	$77.4	$5.0	($4.8)	$77.6
Net Income (Loss)	$121.5	$7.4	($5.7)	$123.2
Capital Expenditures	$173.0	$175.2	$ -	$348.2
Total Assets (c)	$10,018.6	$2,160.9	($501.4)	$11,678.1

March 31, 2007
Operating Revenues (b)	$1,300.6	$14.5	($14.0)	$1,301.1
Operating Income (Loss)	$177.5	$9.7	($2.7)	$184.5
Interest Expense, net	$29.1	$1.9	$11.7	$42.7
Income Tax Expense (Benefit)	$66.1	$3.3	($4.8)	$64.6
Income (Loss) from Discontinued Operations, Net	$ -	$ -	($0.2)	($0.2)
Net Income (Loss)	$103.2	$4.6	($6.9)	$100.9
Capital Expenditures	$114.3	$174.1	$1.8	$290.2
Total Assets (c)	$10,105.3	$1,450.0	($321.3)	$11,234.0

(a)

Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark and non-utility investment in renewable energy and recycling technology by Minergy, as well as interest on corporate debt.

(b)

An elimination for intersegment revenues of $19.8 million and $14.7 million is included in Operating Revenues for the three months ended March 31, 2008 and 2007, respectively. This elimination is primarily between We Power and Wisconsin Electric.

(c)

An elimination for the PWGS 1 lease and the Oak Creek coal handling system between We Power and Wisconsin Electric is included in Total Assets of $460.8 million and $313.8 million at March 31, 2008 and 2007, respectively.

11 -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our liability has changed. Given current information, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

Divestitures:   Over the past several years, we have sold various businesses and assets. In connection with these sales, we have agreed to provide the respective buyers with customary indemnification provisions including, but not limited to, certain environmental, asbestos and product liability matters. In addition, pursuant to the sale of Point Beach, we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We have established reserves as deemed appropriate for these indemnification provisions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2008

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for the first quarter of 2008 with the first quarter of 2007 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended March 31

	2008	B (W)	2007

	(Millions of Dollars)

Utility Energy Segment	$206.6	$29.1	$177.5
Non-Utility Energy Segment	14.2	4.5	9.7
Corporate and Other	(2.9)	(0.2)	(2.7)

Total Operating Income	217.9	33.4	184.5
Equity in Earnings of Transmission Affiliate	11.5	0.8	10.7
Other Income, net	10.6	(2.6)	13.2
Interest Expense, net	39.2	3.5	42.7

Income From Continuing Operations Before Income Taxes	200.8	35.1	165.7
Income Taxes	77.6	(13.0)	64.6

Income From Continuing Operations	123.2	22.1	101.1
Income (Loss) From Discontinued Operations, Net of Tax	-	0.2	(0.2)

Net Income	$123.2	$22.3	$100.9

Diluted Earnings Per Share	$1.04	$0.19	$0.85

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $206.6 million of operating income during the first quarter of 2008, an increase of $29.1 million, or 16.4%, compared with the first quarter of 2007. The following table summarizes the operating income of this segment between the comparative quarters.

	Three Months Ended March 31

Utility Energy Segment	2008	B (W)	2007

	(Millions of Dollars)
Operating Revenues
Electric	$667.2	$24.6	$642.6
Gas	749.9	105.1	644.8
Other	16.1	2.9	13.2

Total Operating Revenues	1,433.2	132.6	1,300.6
Fuel and Purchased Power (a)	339.2	(108.6)	230.6
Cost of Gas Sold	560.3	(86.5)	473.8

Gross Margin	533.7	(62.5)	596.2
Other Operating Expenses
Other Operation and Maintenance (a)	385.4	(73.6)	311.8
Depreciation, Decommissioning
and Amortization (a)	73.6	7.5	81.1
Property and Revenue Taxes	27.1	(1.3)	25.8

Total Operating Expenses	1,385.6	(262.5)	1,123.1
Amortization of Gain	159.0	159.0	-

Operating Income	$206.6	$29.1	$177.5

(a)

In September 2007, we sold Point Beach and commenced purchasing power from the new owner under a power purchase agreement. As a result of the sale and the power purchase agreement, our 2008 earnings reflect higher fuel and purchased power costs as compared to 2007. In addition, our 2008 operating income reflects lower other operation and maintenance costs and lower depreciation, decommissioning and amortization costs as we no longer own Point Beach.

In January 2008, Wisconsin Electric received a rate order from the PSCW that authorized a 17.2% increase in electric rates to recover increased costs associated with transmission expenses, our PTF program, environmental expenditures, continued investment in renewable and efficiency programs and recovery of previously deferred regulatory assets. The PSCW allowed us to issue bill credits to our customers from the proceeds of the net gain and excess decommissioning funds associated with the sale of Point Beach to mitigate this increase. The PSCW also determined that $85.0 million of Point Beach proceeds should be immediately applied to offset certain regulatory assets. As a result of these bill credits, we estimate that the January 2008 PSCW rate order will result in a net 3.2% increase in electric rates paid by our Wisconsin customers and another net increase of 3.2% in 2009. The bill credits that we issue to our customers and the proceeds immediately applied to regulatory assets are reflected on our income statement in the amortization of the gain on the sale of Point Beach. As we issue the bill credits, we transfer the cash from a restricted account to an unrestricted account to match the bill credits issued on an after-tax basis.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the three months ended March 31:

	Electric Revenues			MWh Sales

Electric Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$247.5	$14.9	$232.6	2,208.7	59.2	2,149.5
Small Commercial/Industrial	210.7	2.4	208.3	2,332.7	30.7	2,302.0
Large Commercial/Industrial	155.9	(3.5)	159.4	2,725.5	55.2	2,670.3
Other-Retail	5.5	0.3	5.2	44.6	1.0	43.6

Total Retail	619.6	14.1	605.5	7,311.5	146.1	7,165.4
Wholesale - Other	33.7	10.7	23.0	621.8	94.3	527.5
Resale - Utilities	5.4	-	5.4	196.2	73.2	123.0
Other Operating Revenues	8.5	(0.2)	8.7	-	-	-

Total	$667.2	$24.6	$642.6	8,129.5	313.6	7,815.9

Weather -- Degree Days (a)
Heating (3,280 Normal)				3,553	282	3,271

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our electric utility operating revenues increased by $24.6 million, or 3.8%, when compared to the first quarter of 2007. We estimate that our first quarter 2008 revenues were $7.8 million higher than the first quarter of 2007 due to pricing increases that we received in the January 2008 PSCW rate order and a wholesale rate increase effective in May 2007. For more information on the pricing increase, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

We estimate that colder than normal winter weather positively impacted electric sales by $7.4 million during the first quarter of 2008 as compared to the first quarter of 2007. As measured by heating degree days, the first quarter of 2008 was 8.6% colder than the same period in 2007 and 8.3% colder than normal.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $108.6 million, or 47.1%, when compared to the first quarter of 2007. The largest factor related to this increase was the power purchase agreement we entered into in connection with the sale of Point Beach, which increased costs by approximately $64.1 million. In addition, in connection with the January 2008 PSCW rate order, we recorded a $41.2 million one-time amortization of deferred fuel costs in the first quarter of 2008. The remaining increase was $3.3 million, or 1.4%. Increased costs related to increased sales and the impacts of higher gas and purchased power prices were offset by higher MWh output of lower-cost coal units. In addition to the continued impact of the Point Beach power purchase agreement, we expect the impact of higher natural gas and fuel oil prices will increase our overall fuel and purchase power costs for the remainder of 2008. For further information on the 2008 rate order, see Factors Affecting Results, Liquidity and Capital Resources - Utility Rates and Regulatory Matters below.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2008 with similar information for the first quarter of 2007. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas revenues increased by $105.1 million, or 16.3%, primarily reflecting pricing increases we received in the January 2008 PSCW rate order, increased cost of gas and colder winter weather.

	Three Months Ended March 31

Gas Utility Operations	2008	B (W)	2007

	(Millions of Dollars)

Gas Operating Revenues	$749.9	$105.1	$644.8
Cost of Gas Sold	560.3	(86.5)	473.8

Gross Margin	$189.6	$18.6	$171.0

The following table compares our gas utility gross margin and therm deliveries by customer class during the three months ended March 31:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$121.6	$10.5	$111.1	408.8	27.8	381.0
Commercial/Industrial	48.3	7.0	41.3	240.4	20.2	220.2
Interruptible	0.8	0.2	0.6	8.4	1.1	7.3

Total Retail Gas Sales	170.7	17.7	153.0	657.6	49.1	608.5
Transported Gas	16.2	0.7	15.5	294.7	11.0	283.7
Other	2.7	0.2	2.5	-	-	-

Total	$189.6	$18.6	$171.0	952.3	60.1	892.2

Weather -- Degree Days (a)
Heating (3,280 Normal)				3,553	282	3,271

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Our gas margins increased by $18.6 million, or approximately 10.9%, when compared to the first quarter of 2007. We estimate that our first quarter 2008 revenues were $7.1 million higher than the first quarter of 2007 reflecting pricing increases that we received in the January 2008 PSCW rate order. In addition, we estimate that colder than normal winter weather positively impacted gas sales by $6.5 million during the first quarter of 2008 as compared to the first quarter of 2007. As measured by heating degree days, the first quarter of 2008 was 8.6% colder than the same period in 2007 and 8.3% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $73.6 million, or approximately 23.6%, when compared to the first quarter of 2007. As discussed above, we received pricing increases in January 2008 to cover the increased costs. In connection with the January 2008 PSCW rate order, we recorded a $43.8 million one-time amortization of deferred bad debt costs in the first quarter of 2008. In addition, the January 2008 PSCW rate order allowed for increased transmission costs, increased PTF lease costs and other deferred costs totaling approximately $58.9 million. These increases were partially offset by an estimated $37.9 million reduction in nuclear operation and maintenance expense related to the sale of Point Beach as we no longer own the plant.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense decreased by $7.5 million, or approximately 9.2%, when compared to the first quarter of 2007. This decrease is primarily the result of the sale of Point Beach. This decrease was partially offset by normal plant additions.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our respective regulators to allow for the net gain on the sale of approximately $902.2 million to be used for the benefit of our customers, primarily in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits to our customers. During the first quarter of 2008, we issued approximately $74.0 million of bill credits to our customers. In addition, pursuant to the January 2008 PSCW rate order, we recorded an $85.0 million one-time amortization of a portion of the gain to reflect the recovery of the amortization of $85.0 million of regulatory assets ($41.2 million related to deferred fuel costs and $43.8 million related to deferred bad debt costs).

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment contributed $14.2 million of operating income for the first quarter of 2008 as compared to $9.7 million for the first quarter of 2007. The increase primarily relates to lease income from the coal handling system for Oak Creek which was placed into service during November 2007.

CONSOLIDATED OTHER INCOME, NET

Other income, net decreased by $2.6 million, or approximately 19.7%, when compared to the first quarter of 2007. This decline primarily relates to lower carrying charges on regulatory assets. In 2007, we accrued carrying charges on regulatory assets. In connection with the January 2008 PSCW rate order, we stopped accruing carrying charges on those regulatory assets as we are now allowed a current return on them.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31

Interest Expense	2008	2007

	(Millions of Dollars)

Gross Interest Costs	$61.4	$57.0
Less: Capitalized Interest	22.2	14.3

Interest Expense, Net	$39.2	$42.7

Our gross interest costs increased by $4.4 million primarily due to increased debt levels as a result of our PTF construction program. However, in connection with the PTF construction program we capitalize interest during construction. Our capitalized interest increased by $7.9 million due to higher levels of construction in progress at our PTF plants. As a result, our net interest expense declined by $3.5 million, or 8.2%, as compared to the first quarter of 2007.

CONSOLIDATED INCOME TAXES

For the first quarter of 2008, our effective tax rate applicable to continuing operations was 38.6% compared to 39.0% for the first quarter of 2007. We expect our 2008 annual effective tax rate to be between 36% and 38%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the three months ended March 31:

Wisconsin Energy Corporation	2008	2007

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$343.8	$362.9
Investing Activities	($270.9)	($304.3)
Financing Activities	($76.1)	($71.5)

Operating Activities

Cash provided by operating activities was $343.8 million during 2008, which was $19.1 million lower than 2007. During the first quarter of 2008, we experienced an increase in net income because of favorable weather; however, there were two significant items that reduced operating cash flows as compared to 2007. In the first quarter of 2008, we contributed a $48.4 million to our pension plans. There were no comparable contributions to the plans in the first quarter of 2007. In addition, we experienced an increase in working capital requirements in 2008 that reduced operating cash flows. The increase in working capital was primarily related to an increase in accounts receivable and unbilled revenues caused by higher natural gas prices and colder weather.

Investing Activities

Cash used in investing activities was $270.9 million during the three months ended March 31, 2008, which was $33.4 million lower than the same period in 2007. This decline reflects positive cash flows from the release of restricted cash, partially offset by increased capital expenditures.

During the first quarter of 2008, we saw an increase in cash flows from investing activities as we realized $88.3 million of restricted cash. As background, in September 2007, we sold Point Beach and placed approximately $924 million of cash in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash on an after-tax basis as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement.

During the first quarter of 2008, our capital expenditures increased$58.0 million primarily due to our PTF construction program and payments related to our wind generation project.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2008 was $76.1 million, which is slightly higher than the same period in 2007. During the first quarter of 2008, we paid approximately $31.6 million in cash dividends and reduced our debt levels by a net amount of approximately $42.3 million.

During the first three months of 2008, we received proceeds of $2.7 million related to the exercise of stock options, compared with $20.9 million during the same period in 2007. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $5.5 million, compared with $38.0 million in the first quarter of 2007. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2008 primarily through internally generated funds and short-term borrowings supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2008, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings and the issuance of debt securities.

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

As of March 31, 2008, we had approximately $1.8 billion of available, undrawn lines under our bank back-up credit facilities on a consolidated basis. Of that amount, approximately $1.0 billion was providing liquidity support for an equivalent amount of consolidated short-term debt outstanding on that date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2008.

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

	(Millions of Dollars)

Wisconsin Energy	$900.0	$1.5	$898.5	April 2011	5 year
Wisconsin Electric	$500.0	$4.9	$495.1	March 2011	5 year
Wisconsin Electric (1)	$100.0	$ -	$100.0	September 2008	6 month
Wisconsin Gas	$300.0	$ -	$300.0	March 2011	5 year

(1)	On March 3, 2008, Wisconsin Electric entered into an unsecured six month $100 million bank back-up credit facility. This new facility will expire in September 2008.

The following table shows our capitalization structure as of March 31, 2008, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view the Junior Notes:

Capitalization Structure	Actual		Adjusted

Common Equity	$3,191.5	42.0%	$3,441.5	45.2%
Preferred Stock of Subsidiary	30.4	0.4%	30.4	0.4%
Long-Term Debt (including current maturities)	3,377.4	44.4%	3,127.4	41.1%
Short-Term Debt	1,006.4	13.2%	1,006.4	13.2%

Total Capitalization	$7,605.7	100.0%	$7,605.7	100.0%

Total Debt	$4,383.8		$4,133.8

Ratio of Debt to Total Capitalization		57.6%		54.4%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2008 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% equity credit the majority of rating agencies currently attribute to the Junior Notes.

The adjusted presentation of our consolidated capitalization structure is presented as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages Wisconsin Energy's capitalization structure, including its total debt to total capitalization ratio, using the GAAP calculation as adjusted by the rating agency treatment of the Junior Notes. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Wisconsin Electric is the obligor under two series of insured tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million that were issued in 2004 (the 2004 Bonds). Since the 2004 Bonds were issued, they have borne interest at an "auction rate." Because of substantial disruptions in the auction rate bond market that occurred in early to mid-February 2008, after giving notice on February 15, 2008 of the exercise of its option to purchase all of the 2004 Bonds (in lieu of redemption), in March 2008 Wisconsin Electric purchased the 2004 Bonds at a purchase price of par plus accrued interest to the date of purchase. Wisconsin Electric issued commercial paper to fund the purchase of the 2004 Bonds. Wisconsin Electric currently holds the 2004 Bonds. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the 2004 Bonds and have them remarketed to third parties.

Capital Requirements

Capital requirements during the remainder of 2008 are expected to be principally for capital expenditures and long-term debt maturities. Our 2008 annual consolidated capital expenditure budget is approximately $1.2 billion.

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

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by FIN 46. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. For additional information, see Note G -- Variable Interest Entities in our 2007 Annual Report on Form 10-K. We have included our contractual obligations under all three of these contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments are approximately $20.9 billion as of March 31, 2008 compared with $21.4 billion as of December 31, 2007. Our total contractual obligations and other commercial commitments as of March 31, 2008 decreased compared with December 31, 2007 primarily due to periodic payments related to these types of obligations which were greater than new commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2007 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

Under our PTF strategy, we expect to meet a significant portion of our future generation needs through the construction of the PWGS and the Oak Creek expansion by We Power. We Power will lease the new units to Wisconsin Electric under long-term leases, and we expect Wisconsin Electric to recover the lease payments in its electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2007 Annual Report on Form 10-K for additional information on PTF.

Port Washington:   Construction of PWGS 2 is essentially complete. Final testing of the unit is in progress. The unit is expected to begin commercial operation during the second quarter of 2008.

Oak Creek Expansion:   Construction commenced in June 2005. Adverse weather during the 2007-2008 winter season presented difficulties for the construction contractor; however, the contractor continues to forecast that the units will be completed on schedule. At this time we cannot predict what impact there will be on the project.

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

We believe that there are alternatives under the EPA rule for new facilities that would permit the use of the once-through cooling system under construction rather than the use of cooling towers. We have requested that the WDNR issue a modified permit that authorizes the use of the once-through cooling system under the Phase I rule and have submitted information in support of that request. We anticipate that the WDNR will issue a draft modified permit in the second quarter of 2008. At this time, we cannot predict what the WDNR's decision will be. A re-issued or modified permit will be subject to a public comment period and can be challenged in a hearing before the Wisconsin Division of Hearings and Appeals or through judicial review. While the process for modifying the WPDES permit proceeds, we are continuing construction of OC 1 and OC 2 on the current schedule.

In addition, we filed in Milwaukee County Circuit Court a petition for judicial review of the ALJ's decision. We took this action, even though we did not believe that the ALJ's decision was a "final order" that is reviewable, to ensure that we did not lose our right to appeal. The City of Oak Creek and the WDNR also filed petitions for judicial review, and the petitions were consolidated into a single case. At the time that we filed our petition for review, we also filed a motion requesting a determination from the court that the ALJ order was not final and, therefore, not subject to judicial review at this time. On February 11, 2008, the Court granted our motion dismissing the three petitions for review on the grounds that the ALJ's decision was not a final order and further ruled that all issues decided by the ALJ may be judicially reviewed when there is a final agency decision.

UTILITY RATES AND REGULATORY MATTERS

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

Michigan Price Increase Request:   On January 31, 2008, Wisconsin Electric filed a rate increase request with the MPSC. This request represents an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. This filing also includes a request for immediate rate relief of 5.6%, or approximately $8.4 million. We expect an order from the MPSC during the fourth quarter of 2008.

2008 Fuel Recovery Request:   On March 13, 2008, Wisconsin Electric filed a rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel costs is being driven primarily by increases in the price of natural gas and the higher cost of transporting coal by rail. On April 11, 2008, the PSCW approved an annual increase of $76.9 million (3.3%) in Wisconsin retail electric rates on an interim basis. The increased rates were effective April 15, 2008. The revenues that we collect are subject to refund with interest at a rate of 10.75%, pending PSCW review and final approval.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2007 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

MISO:   In MISO, base transmission costs are currently being paid by LSEs located in the service territories of each MISO transmission owner. In February 2008, FERC issued several orders confirming that the current transmission cost allocation methodology is just and reasonable and should continue in the future. These orders are subject to rehearings or appeals.

In April 2006, FERC issued an order determining that MISO had not applied its energy markets tariff correctly in the assessment of RSG charges. FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. In October 2006 and March 2007, we received additional rulings from FERC on these issues. FERC's rulings have been challenged by MISO and numerous other market participants. MISO commenced with the resettlement of the market in accordance with the orders in July 2007. The resettlement was completed in January 2008 and resulted in a net cost increase of $7.8 million to us. Several entities filed formal complaints with FERC on the assessment of these charges. We filed in support of these complaints.

In November 2007, FERC issued another RSG order related to the rehearing requests previously filed. This order provided a clarification that was contrary to how MISO implemented the last resettlement. Once again, several parties, including Wisconsin Electric, filed for rehearing and/or clarification with FERC.

In addition, FERC ruled on the formal complaints filed by other entities in August 2007. FERC ruled that the current RSG cost allocation methodology may be unjust and unreasonable and established a refund effective date of August 10, 2007. MISO was ordered to file a new cost allocation methodology by March 2008. MISO filed new tariff language which indicated the new cost allocation methodology cannot be applied retroactively. We extended our previous rehearing/clarification request to include the timeframe from the established refund date through March 2008. At this time, we are unable to determine the resulting financial impact, if any, associated with this proceeding.

MISO is in the process of developing a market for two ancillary services, regulation reserves and contingency reserves. In February 2007, MISO filed tariff revisions to include ancillary services. The MISO ancillary services market is expected to begin in September 2008. We currently self-provide both regulation reserves and contingency reserves. In the MISO ancillary services market, we expect that we will buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market is expected to reduce overall ancillary services costs in the MISO footprint. The MISO ancillary services market is also expected to enable MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets in Item 7 of our 2007 Annual Report on Form 10-K for additional information regarding MISO.

ENVIRONMENTAL MATTERS

National Ambient Air Quality Standards:   In 2000 and 2001, Michigan and Wisconsin finalized state rules implementing phased emission reductions required to meet the NAAQS for 1-hour ozone. In 2004, the EPA began implementing NAAQS for 8-hour ozone and PM2.5. In December 2006, the EPA further revised the PM2.5 standard, and in March 2008, the EPA announced its decision to further lower the 8-hour ozone standard.

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as nonattainment areas for the 8-hour ozone NAAQS. States were required to develop and submit SIP to the EPA by June 2007 to demonstrate how they intend to comply with the 8-hour ozone NAAQS. Instead of submitting a SIP, Wisconsin submitted a request to redesignate all counties in southeastern Wisconsin to be in attainment with the standard. In addition to the request for redesignation, Wisconsin also adopted a rule that applies to emissions from our power plants in the affected areas of Wisconsin. The required reductions will be accomplished through implementation of the CAIR. (See below for further information regarding CAIR.) We believe compliance with the NOx emission reduction requirements under the Consent Decree will substantially mitigate costs to comply with the EPA's 8-hour ozone NAAQS. In March 2008, the EPA issued a determination that the state of Wisconsin had failed to submit a SIP. We do not anticipate any further requirements to reduce emissions as a result of this finding, but we are unable to predict that outcome until Wisconsin responds to this finding and EPA subsequently takes a final approval action. In March 2008, the EPA announced its decision to further lower the 8-hour standard. Although additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities.

Clean Air Interstate Rule:   The EPA issued the final CAIR in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The phase 1 compliance deadline is January 1, 2009 for NOx and January 1, 2010 for SO2, and the phase 2 compliance deadline is January 1, 2015 for both NOx and SO2. Overall, CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. The states were required to develop and submit implementation plans by no later than March 2007. A final CAIR rule has been adopted in Wisconsin and Michigan. We believe that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree will substantially mitigate costs to comply with the CAIR rule. The CAIR rule is currently being litigated.

Clean Air Mercury Rule:   The EPA issued the final CAMR in March 2005, following the agency's 2000 regulatory determination that utility mercury emissions should be regulated. CAMR would limit mercury emissions from new and existing coal-fired power plants, and cap utility mercury emissions in two phases, applicable in 2010 and 2018. The caps would limit emissions at approximately 20% and ultimately 70% below today's utility mercury levels.

The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAMR and sent the rule back to EPA for re-consideration. At this time, we cannot predict the timing or impact on our operations of a future federal rule.

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

In March 2008, the WDNR once again proposed changes to the existing state-only mercury rule. The new proposal would require 90% emission reductions from utilities by 2015, or, under a multi-emission option, 70% reductions by 2015, 80% by 2018 and 90% by 2021, provided utilities meet stringent NOx and SO2 emission reduction requirements by 2015. The proposed rule would eliminate the 2008-09 emission cap, but retain the 40% emission reduction requirement for the period 2010-2014. Our plan is to maximize mercury reductions from our initial emission control investments. Enhanced mercury reductions from refinements to SO2 and NOx controls are expected to be developed over the next several years. Because control technology is under development, it is difficult to estimate what the cost would be to comply with the Wisconsin requirements. We believe the range of possible expenditures could be approximately $50 million to $200 million.

As of January 2008, the MDEQ has also proposed a rule to both implement CAMR and impose state-only requirements for achieving 90% emission reductions in 2015. The MDEQ has withdrawn the draft rule to remove the requirements related to the now vacated CAMR, but intends to proceed with the remainder of the state-only rule as proposed. As part of a new technology demonstration which we undertook in partnership with the DOE, technology for the control of mercury has been installed at Presque Isle Power Plant. We plan to continue the operation of that equipment beyond the test period. We anticipate that this equipment will be sufficient to comply with reductions that would be required under the state-only rule.

Clean Air Visibility Rule:   The EPA issued the CAVR in June 2005 to address regional haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines BART requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. Under CAVR, states are required to identify certain industrial facilities and power plants that affect visibility in the nation's 156 Class I protected areas. States are then required to determine the types of emission controls that those facilities must use to control their emissions. The pollutants from power plants that reduce visibility include particulate matter or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit plans to implement CAVR to the EPA by December 2007. The reductions associated with the state plans are scheduled to begin to take effect in 2014, with full implementation before 2018. Wisconsin is in the final phase of promulgating rules which cover one aspect of the regulations. We do not believe that these rules, if adopted in their current form, will have a material impact on our costs. Michigan has issued a draft rule. Until the rules are final, we are unable to predict their impact on our system.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2007 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2007 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2007 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION -- (Cont'd)

Power the Future:   See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Part I of this report for information concerning our PTF strategy.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the threemonths ended March 31, 2008.

2008	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

January 1- January 31	-	-	-	$ -

February 1- February 29	379	$46.73	-	$ -

March 1- March 31	-	$ -	-	$ -

Total	379	$46.73	-	$ -

(a)

This table does not include shares purchased by independent agents to satisfy obligations under our employee benefit plans and stock purchase and dividend reinvestment plan. All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Director John F. Ahearne did not stand for re-election at the 2008 Annual Meeting of Stockholders of Wisconsin Energy held on May 1, 2008, at which time his term expired. Director Ahearne has served on the Boards of Directors of Wisconsin Energy and Wisconsin Electric since 1994 and on the Board of Directors of Wisconsin Gas since 2000. In consideration of his exemplary service to these Boards of Directors, on May 1, 2008, the Compensation Committee of the Board of Directors of Wisconsin Energy approved the acceleration of vesting of all unvested restricted stock awarded to Director Ahearne consisting of 4,914 shares of restricted stock.

PART II -- OTHER INFORMATION -- (Cont'd)

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 1, 2008	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer