Form 10-Q
period 2009-09-30
WISCONSIN ENERGY CORP
filed 2009-10-30
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2009):

Common Stock, $.01 Par Value,	116,911,016 shares outstanding.

	WISCONSIN ENERGY CORPORATION

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2009

	TABLE OF CONTENTS
Item		Page

	Introduction	7

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	8

	Consolidated Condensed Balance Sheets	9

	Consolidated Condensed Statements of Cash Flows	10

	Notes to Consolidated Condensed Financial Statements	11

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	28

3.	Quantitative and Qualitative Disclosures About Market Risk	51

4.	Controls and Procedures	51

	Part II -- Other Information

1.	Legal Proceedings	52

1A.	Risk Factors	52

2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

6.	Exhibits	54

	Signatures	55

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wisconsin Energy Subsidiaries and Affiliates

Primary Subsidiaries
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
ATC	American Transmission Company LLC
ERS	Elm Road Services, LLC
Wispark	Wispark LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Environmental Terms
ANPR	Advanced Notice of Proposed Rulemaking
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CWA	Clean Water Act
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
RACT	Reasonably Available Control Technology
SIP	State Implementation Plan
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
CPCN	Certificate of Public Convenience and Necessity

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Energy Policy Act	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
Fitch	Fitch Ratings
FNTP	Full Notice To Proceed
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
Moody's	Moody's Investor Service
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
PSEG	Public Service Enterprise Group
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services

Measurements
Dth	Dekatherm(s) (One Dth equals one million British Thermal Units)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

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

  Factors which may affect successful implementation of the settlement agreement with the two parties who were challenging the WPDES permit for the Oak Creek expansion, including PSCW approval of projects and costs contained in the agreement.
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

PART I -- FINANCIAL INFORMATION
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$821.9	$851.5	$3,060.6	$3,228.0

Operating Expenses
Fuel and purchased power	292.6	344.1	812.6	980.4
Cost of gas sold	63.2	95.7	667.9	841.4
Other operation and maintenance	303.8	320.0	946.5	1,022.7
Depreciation, decommissioning
and amortization	87.3	84.0	259.4	242.1
Property and revenue taxes	28.0	26.7	84.3	81.0

Total Operating Expenses	774.9	870.5	2,770.7	3,167.6

Amortization of Gain	57.9	157.4	177.2	403.4

Operating Income	104.9	138.4	467.1	463.8

Equity in Earnings of Transmission Affiliate	14.9	14.4	43.6	38.0
Other Income, net	10.4	7.1	24.0	25.6
Interest Expense, net	38.4	38.8	119.0	113.4

Income from Continuing
Operations Before Income Taxes	91.8	121.1	415.7	414.0

Income Taxes	33.1	44.5	152.1	156.2

Income from Continuing Operations	58.7	76.6	263.6	257.8

Income (Loss) from Discontinued
Operations, Net of Tax	(0.2)	0.9	0.1	0.9

Net Income	$58.5	$77.5	$263.7	$258.7

Earnings Per Share (Basic)
Continuing operations	$0.50	$0.65	$2.26	$2.20
Discontinued operations	-	0.01	-	0.01

Total Earnings Per Share (Basic)	$0.50	$0.66	$2.26	$2.21

Earnings Per Share (Diluted)
Continuing operations	$0.50	$0.64	$2.24	$2.18
Discontinued operations	-	0.01	-	0.01

Total Earnings Per Share (Diluted)	$0.50	$0.65	$2.24	$2.19

Weighted Average Common
Shares Outstanding (Millions)
Basic	116.9	116.9	116.9	116.9
Diluted	118.0	118.2	117.9	118.2

Dividends Per Share of Common Stock	$0.3375	$0.27	$1.0125	$0.81

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 10,235.2	$ 9,909.4
Accumulated depreciation	(3,465.6)	(3,312.9)

	6,769.6	6,596.5
Construction work in progress	2,062.1	1,829.9
Leased facilities, net	72.0	76.2

Net Property, Plant and Equipment	8,903.7	8,502.6

Investments
Restricted cash	56.5	172.4
Equity investment in transmission affiliate	303.3	276.3
Other	37.7	41.6

Total Investments	397.5	490.3

Current Assets
Cash and cash equivalents	10.7	32.5
Restricted cash	180.5	214.1
Accounts receivable	309.5	369.5
Accrued revenues	147.8	341.2
Materials, supplies and inventories	388.9	344.7
Regulatory assets	69.6	82.5
Prepayments and other	221.6	323.0

Total Current Assets	1,328.6	1,707.5

Deferred Charges and Other Assets
Regulatory assets	1,186.3	1,261.1
Goodwill	441.9	441.9
Other	162.7	214.4

Total Deferred Charges and Other Assets	1,790.9	1,917.4

Total Assets	$ 12,420.7	$ 12,617.8

Capitalization and Liabilities

Capitalization
Common equity	$ 3,486.9	$ 3,336.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,631.2	4,074.7

Total Capitalization	7,148.5	7,442.0

Current Liabilities
Long-term debt due currently	312.5	61.8
Short-term debt	938.0	602.3
Accounts payable	263.8	441.0
Regulatory liabilities	234.4	310.8
Other	261.2	319.2

Total Current Liabilities	2,009.9	1,735.1

Deferred Credits and Other Liabilities
Regulatory liabilities	949.2	1,084.4
Deferred income taxes - long-term	950.0	814.0
Deferred revenue, net	687.9	545.4
Pension and other benefit obligations	316.9	635.0
Other	358.3	361.9

Total Deferred Credits and Other Liabilities	3,262.3	3,440.7

Total Capitalization and Liabilities	$ 12,420.7	$ 12,617.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2009	2008

(Millions of Dollars)
Operating Activities
Net income	$ 263.7	$ 258.7
Reconciliation to cash
Depreciation, decommissioning and amortization	264.3	249.9
Amortization of gain	(177.2)	(403.4)
Equity in earnings of transmission affiliate	(43.6)	(38.0)
Distributions from transmission affiliate	34.5	27.8
Deferred income taxes and investment tax credits, net	121.9	155.4
Deferred revenue	148.4	151.1
Contributions to benefit plans	(289.3)	(48.4)
Change in -	Accounts receivable and accrued revenues	238.1	208.3
Inventories	(44.2)	1.8
Other current assets	61.8	4.1
Accounts payable	(188.8)	(70.7)
Accrued income taxes, net	22.2	(7.0)
Deferred costs, net	34.6	69.9
Other current liabilities	11.7	22.9
Other, net	(21.6)	60.6

Cash Provided by Operating Activities	436.5	643.0

Investing Activities
Capital expenditures	(555.8)	(888.9)
Investment in transmission affiliate	(18.1)	(17.4)
Proceeds from asset sales, net	15.7	13.8
Change in restricted cash	149.5	280.7
Other, net	(69.9)	(69.9)

Cash Used in Investing Activities	(478.6)	(681.7)

Financing Activities
Exercise of stock options	12.5	10.0
Purchase of common stock	(21.0)	(19.9)
Dividends paid on common stock	(118.4)	(94.7)
Issuance of long-term debt	11.5	303.0
Retirement and repurchase of long-term debt	(202.0)	(176.2)
Change in short-term debt	335.7	13.5
Other, net	2.0	(1.1)

Cash Provided by Financing Activities	20.3	34.6

Change in Cash and Cash Equivalents	(21.8)	(4.1)

Cash and Cash Equivalents at Beginning of Period	32.5	27.4

Cash and Cash Equivalents at End of Period	$ 10.7	$ 23.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8 - Financial Statements and Supplementary Data in our 2008 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year 2009 because of seasonal and other factors.

Reclassifications:   We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on total assets, net income or earnings per share.

The reclassifications relate to the reporting of discontinued operations. The footnotes contained herein reflect continuing operations for all periods presented. For further information, see Note 6.

Subsequent Events:   We have evaluated and determined that no material events took place after our balance sheet date of September 30, 2009 through our financial statement issuance date of October 30, 2009, except as discussed in Note 15.

  2 -- NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued new accounting guidance relating to fair value measurements and also issued updated accounting guidance in 2008 and 2009. This guidance defines fair value, provides guidance for using fair value to measure assets and liabilities as well as a framework for measuring fair value, expands disclosures related to fair value measurements and was effective for financial statements issued for fiscal years beginning after November 15, 2007. This adoption did not have a significant financial impact on our financial condition, results of operations or cash flow. See Note 7 -- Fair Value Measurements for required disclosures.

Noncontrolling Interests in Consolidated Financial Statements:   In December 2008, the FASB issued new accounting guidance relating to noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and was effective for fiscal years beginning on or after December 15, 2008. We adopted these provisions effective January 1, 2009. This adoption did not have a material financial impact on our financial condition, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities:   In March 2008, the FASB issued new accounting guidance relating to derivative instruments and hedging activities. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements, and was effective for fiscal years beginning after November 15, 2008. We adopted these provisions effective January 1, 2009. This adoption did not have any financial impact on our financial condition, results of operations or cash flows. See Note 8 -- Derivative Instruments for required disclosures.

Subsequent Events:   In May 2009, the FASB issued new accounting guidance relating to management's assessment of subsequent events. This guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued or are available to be issued, and was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions effective June 30, 2009. This adoption had no material financial impact on our financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments:   In April 2009, the FASB issued new accounting guidance, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in financial statements. We adopted these provisions effective June 30, 2009. This adoption had no financial impact on our financial condition, results of operations or cash flows. See Note 7 -- Fair Value Measurements for required disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments:   In April 2009, the FASB issued new accounting guidance that amended the other-than-temporary impairment guidance for debt securities to be more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. We adopted these provisions effective June 30, 2009. This adoption had no material financial impact on our financial condition, results of operations or cash flows.

Amendments to Variable Interest Entity Consolidation Guidance:   In June 2009, the FASB issued new accounting guidance related to variable interest entity consolidation. The purpose of this guidance is to improve financial reporting by enterprises with variable interest entities. The new guidance is effective for all new and existing variable interest entities for fiscal years beginning after November 15, 2009. We expect to adopt these provisions on January 1, 2010.

Employers' Disclosures about Post-retirement Benefit Plan Assets:   In December 2008, the FASB issued new accounting guidance for employer's disclosures about plan assets of a defined benefit pension or other post-retirement plans. This new guidance will result in expanded disclosures related to post-retirement benefit plan assets and is effective for fiscal years ending after December 15, 2009. We expect to adopt these provisions on December 31, 2009.

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

The Oak Creek expansion includes common projects that will benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system. The costs associated with these projects are included under the OC 1 captions below. In November 2007, the coal handling system for Oak Creek was placed in service, and the water intake system was placed in service in January 2009.

During Construction:  Under the terms of each lease, we collect in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital is approximately 14%. The carrying costs that we collect in rates are recorded as deferred revenue and will be amortized to revenue over the term of each lease once the respective unit is placed into service. During the construction of our PTF units, we capitalize interest costs at an overall weighted-average pre-tax cost of interest which was approximately 5% for the nine months ended September 30, 2009 and approximately 6% in 2008. Capitalized interest is included in the total cost of the PTF units shown below.

Cash Flows:  The following table identifies key pre-tax cash outflows and inflows for the nine months ended September 30 related to the construction of our PTF units as compared to Wisconsin Energy overall:

	Capital Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2009	$ -	$ -	$82.6	$60.1	$142.7	$555.8
2008	$ -	$48.3	$226.3	$177.0	$451.6	$888.9

	Capitalized Interest (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2009	$ -	$ -	$33.0	$20.2	$53.2	$57.8
2008	$ -	$7.1	$36.2	$17.8	$61.1	$63.5

	Deferred Revenue (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

2009	$ -	$ -	$92.0	$56.4	$148.4	$148.4
2008	$ -	$16.9	$89.8	$44.4	$151.1	$151.1

Balance Sheet:   As noted above, we collect in current rates carrying costs that are calculated based on the cash expenditures included in CWIP multiplied by our pre-tax cost of capital. The carrying costs are recorded as deferred revenue and included in long-term liabilities. Our total CWIP balance includes cash expenditures, capitalized interest and accruals. The following table identifies key amounts related to our PTF units that were recorded on our balance sheet as of September 30, 2009 and December 31, 2008:

	CWIP - Cash Expenditures (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF

September 30, 2009	$ -	$ -	$947.1	$571.8	$1,518.9
December 31, 2008	$ -	$ -	$952.9	$520.8	$1,473.7

	Total CWIP (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

September 30, 2009	$ -	$ -	$1,075.9	$642.6	$1,718.5	$2,062.1
December 31, 2008	$ -	$ -	$1,065.5	$571.3	$1,636.8	$1,829.9

	Net Plant in Service (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

September 30, 2009	$326.2	$354.1	$320.7	$ -	$1,001.0	$6,769.6
December 31, 2008	$332.7	$360.3	$194.0	$ -	$887.0	$6,596.5

	Deferred Revenue, net (Millions of Dollars)				Total

	PWGS 1	PWGS 2	OC 1	OC 2	PTF	WEC

September 30, 2009	$60.3	$74.9	$376.2	$176.5	$687.9	$687.9
December 31, 2008	$62.7	$77.3	$285.5	$119.9	$545.4	$545.4

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

We recognize revenues related to the lease payments that are included in our rates. In addition, our revenues include the amortization of the deferred revenues that reflect the carrying costs that are collected during construction. The deferred revenue is amortized over the lease term. We depreciate the units on a straight line basis over their expected service life.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors:

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

	(Millions of Dollars)

Stock options	$2.7	$2.9	$8.0	$8.8
Performance units	5.7	3.3	9.6	6.2
Restricted stock	0.2	0.2	0.7	0.8

Share-based compensation expense	$8.6	$6.4	$18.3	$15.8

Related Tax Benefit	$3.4	$2.5	$7.3	$6.3

Stock Option Activity:   During the first nine months of 2009, the Compensation Committee granted 1,216,625 options that had an estimated fair value of $8.01 per share. During the first nine months of 2008, the Compensation Committee granted 1,362,160 options that had an estimated fair value of $9.39 per share. The following assumptions were used to value the options using a binomial option pricing model:

	2009	2008

Risk-free interest rate	0.3% - 2.5%	2.9% - 3.9%
Dividend yield	3.0%	2.1%
Expected volatility	25.9%	20.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	6.2	6.2

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

The following is a summary of our stock option activity for the three and nine months ended September 30, 2009:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of July 1, 2009	9,506,451	$37.93
Granted	-
Exercised	(239,563)	$26.10
Forfeited	-

Outstanding as of September 30, 2009	9,266,888	$38.24

Outstanding as of January 1, 2009	8,543,564	$36.97
Granted	1,216,625	$42.22
Exercised	(485,941)	$25.75
Forfeited	(7,360)	$46.09

Outstanding as of September 30, 2009	9,266,888	$38.24	6.1	$71.6

Exercisable as of September 30, 2009	5,601,788	$33.14	4.7	$68.1

The intrinsic value of options exercised was $4.3 million and $8.2 million for the three and nine months ended September 30, 2009, and $2.5 million and $8.7 million for the same periods in 2008, respectively. Cash received from options exercised was $12.5 million and $10.0 million for the nine months ended

September 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $3.3 million and $2.9 million, respectively.

Stock options to purchase 2,718,965 shares of common stock, with prices ranging from $47.76 to $48.04 per share were outstanding during the first nine months of 2009, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$19.62 to $31.07	1,696,468	$25.42	3.0	1,696,468	$25.42	3.0
$33.44 to $39.48	3,625,165	$35.66	5.2	3,625,165	$35.66	5.2
$42.22 to $48.04	3,945,255	$46.13	8.2	280,155	$47.33	7.5

	9,266,888	$38.24	6.1	5,601,788	$33.14	4.7

The following table summarizes information about our non-vested options during the three and nine months ended September 30, 2009:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value

Non-vested as of July 1, 2009	3,716,495	$8.72
Granted	-
Vested	(51,395)	$8.46
Forfeited	-

Non-vested as of September 30, 2009	3,665,100	$8.73

Non-vested as of January 1, 2009	3,598,379	$8.81
Granted	1,216,625	$8.01
Vested	(1,142,544)	$7.59
Forfeited	(7,360)	$8.73

Non-vested as of September 30, 2009	3,665,100	$8.73

As of September 30, 2009, total compensation costs related to non-vested stock options not yet recognized was approximately $10.2 million, which is expected to be recognized over the next 17 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during the three and nine months ended September 30, 2009:

Restricted Shares	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding as of July 1, 2009	112,730
Granted	-
Released / Forfeited	(1,923)	$29.13

Outstanding as of September 30, 2009	110,807

Outstanding as of January 1, 2009	116,373
Granted	14,216	$42.11
Released / Forfeited	(19,782)	$35.30

Outstanding as of September 30, 2009	110,807

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals. The intrinsic value of restricted stock vesting was $0.1 million and $0.8 million for the three and nine months ended September 30, 2009, and $0.2 million and $2.0 million for the same periods in 2008, respectively. The actual tax benefits realized for tax deductions associated with released restricted shares was zero and $0.3 million for the three and nine months ended September 30, 2009, and $0.1 million and $0.5 million for the same periods in 2008, respectively.

As of September 30, 2009, total compensation cost related to restricted stock not yet recognized was approximately $1.6 million, which is expected to be recognized over the next 30 months on a weighted-average basis.

Performance Units:   In January 2009 and 2008, the Compensation Committee granted 333,220 and 133,855 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three year period. We are accruing compensation costs over the three year period based on our estimate of the final expected value of each award. Performance units earned as of December 31, 2008 and 2007 vested and were settled during the first quarter of 2009 and 2008, and had a total intrinsic value of $8.4 million and $5.2 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $3.1 million and $1.8 million, respectively. As of September 30, 2009, total compensation cost related to performance units not yet recognized was approximately $15.1 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends is primarily dependent upon the availability of funds received from its primary subsidiaries, Wisconsin Electric, Wisconsin Gas and We Power. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our principal utility subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note J --Common Equity in our 2008 Annual Report on Form 10-K for additional information on these and other restrictions.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income, net of tax, during the nine months ended September 30:

Comprehensive Income	2009	2008

	(Millions of Dollars)

Net Income	$263.7	$258.7
Other Comprehensive Income
Hedging	0.3	0.3

Total Other Comprehensive Income	0.3	0.3

Total Comprehensive Income	$264.0	$259.0

5 -- LONG TERM DEBT

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

6 -- DISCONTINUED OPERATIONS

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

The following table summarizes the net impacts of the discontinued operations on our earnings as of September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2009	2008	2009 (a)	2008

	(Millions of Dollars)

Income from Continuing Operations	$58.7	$76.6	$263.6	$257.8
Income from Discontinued water operations, net of tax	-	0.3	0.4	0.7
Income (Loss) from Discontinued other operations, net of tax	(0.2)	0.6	(0.3)	0.2

Net Income	$58.5	$77.5	$263.7	$258.7

(a)	As a result of its sale effective April 30, 2009, we operated the water utility for four of the nine months ended September 30, 2009.

Cash provided by operating activities in our Consolidated Condensed Statements of Cash Flows reflects income from discontinued water operations, net of tax, of $0.5 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in investing activities reflects activity from discontinued water operations of $0.1 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. Discontinued water operations had no material impact on financing activities for the nine months ended September 30, 2009 and 2008.

7 -- FAIR VALUE MEASUREMENTS

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$237.0	$ -	$ -	$237.0
Derivatives	4.6	7.2	10.2	22.0

Total	$241.6	$7.2	$10.2	$259.0

Liabilities:
Derivatives	$6.3	$4.3	$ -	$10.6

Total	$6.3	$4.3	$ -	$10.6

Recurring Fair Value Measures	As of December 31, 2008

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Cash Equivalents	$9.1	$ -	$ -	$9.1
Restricted Cash	386.5	-	-	386.5
Derivatives	-	4.2	8.8	13.0

Total	$395.6	$4.2	$8.8	$408.6

Liabilities:
Derivatives	$38.9	$32.1	$ -	$71.0

Total	$38.9	$32.1	$ -	$71.0

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

The following tables summarize the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Quarter to Date	2009	2008

	(Millions of Dollars)

Balance as of July 1	$15.5	$21.5
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	(5.3)	(6.8)
Transfers in and/or out of Level 3	-	-

Balance as of September 30	$10.2	$14.7

Change in unrealized gains (losses) relating to instruments still held as of September 30	$ -	$ -

Year to Date	2009	2008

	(Millions of Dollars)

Balance as of January 1	$8.8	$13.0
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	1.4	1.7
Transfers in and/or out of Level 3	-	-

Balance as of September 30	$10.2	$14.7

Change in unrealized gains (losses) relating to instruments still held as of September 30	$ -	$ -

Derivative instruments reflected in Level 3 of the hierarchy include MISO FTRs that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 8 -- Derivative Instruments, for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$20.2	$30.4	$19.0
Long-term debt including current portion	$3,818.8	$3,944.6	$4,009.4	$3,711.9

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

8 -- DERIVATIVE INSTRUMENTS

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of September 30, 2009, we recognized $23.6 million in regulatory assets and $17.5 million in regulatory liabilities related to derivatives.

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $1.0 million is recorded in Other deferred charges and other assets and the long-term portion of our derivative liabilities of $4.3 million is recorded in Other deferred credits and other liabilities. Our Consolidated Condensed Balance Sheet as of September 30, 2009 includes:

	Derivative Asset	Derivative Liability

	(Millions of Dollars)

Natural Gas	$7.0	$10.6
Fuel Oil	0.5	-
FTRs	10.3	-
Coal	4.2	-

Total	$22.0	$10.6

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies for those commodities supporting our electric operations and natural gas sold to our customers. Our estimated notional volumes and gain (losses) for the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	21.4 million Dth	($26.4)	67.1 million Dth	($80.0)
Energy	8,400 MWh	-	23,520 MWh	(0.6)
Fuel Oil	2.1 million gallons	(0.5)	5.1 million gallons	(2.3)
FTRs	6,659 MW	1.2	21,432 MW	6.4

Total		($25.7)		($76.5)

As of September 30, 2009 we have posted collateral of $12.5 million in our margin accounts.

9 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Benefits		OPEB

Benefit Plan Cost Components	2009	2008	2009	2008

	(Millions of Dollars)
Three Months Ended September 30

Net Periodic Benefit Cost
Service cost	$5.7	$4.4	$2.2	$2.6
Interest cost	18.1	17.8	5.1	5.0
Expected return on plan assets	(23.8)	(21.2)	(3.4)	(4.4)
Amortization of:
Transition obligation	-	-	0.1	-
Prior service cost (credit)	0.6	0.6	(3.1)	(3.1)
Actuarial loss	4.7	4.1	2.2	1.6

Net Periodic Benefit Cost	$5.3	$5.7	$3.1	$1.7

Nine Months Ended September 30

Net Periodic Benefit Cost
Service cost	$17.4	$13.1	$6.5	$7.8
Interest cost	54.2	53.3	15.4	15.0
Expected return on plan assets	(71.5)	(63.6)	(10.2)	(13.2)
Amortization of:
Transition obligation	-	-	0.2	0.2
Prior service cost (credit)	1.7	1.9	(9.4)	(9.4)
Actuarial loss	14.1	12.3	6.7	4.5

Net Periodic Benefit Cost	$15.9	$17.0	$9.2	$4.9

In January 2009, we contributed $289.3 million to our benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of our pension plan to invest in the commercial paper of Wisconsin Energy. As of September 30, 2009, the Pension Trust held approximately $84 million of commercial paper issued by Wisconsin Energy, which represents less than 10% of total assets of the plan.

10 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of September 30, 2009, we had the following guarantees:

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

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $17.8 million as of September 30, 2009 and $18.6 million as of December 31, 2008.

11 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and nine month periods ended September 30, 2009 and 2008 is shown in the following table:

			Corporate &
	Reportable Operating Segments		Other (a) &
	Energy		Reconciling	Total

Wisconsin Energy Corporation	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
Three Months Ended

September 30, 2009
Operating Revenues (b)	$817.5	$44.3	($39.9)	$821.9
Depreciation, Decommissioning and Amortization	$79.8	$7.3	$0.2	$87.3
Operating Income (Loss)	$74.9	$32.5	($2.5)	$104.9
Equity in Earnings of Unconsolidated Affiliates	$14.9	$ -	($0.1)	$14.8
Interest Expense, net	$29.0	$3.4	$6.0	$38.4
Income Tax Expense (Benefit)	$24.4	$11.6	($2.9)	$33.1
Income (Loss) from Discontinued Operations, Net of Tax	$ -	$ -	($0.2)	($0.2)
Net Income (Loss)	$46.0	$17.4	($4.9)	$58.5
Capital Expenditures	$128.2	$62.4	$ -	$190.6

			Corporate &
	Reportable Operating Segments		Other (a) &
	Energy		Reconciling	Total

Wisconsin Energy Corporation	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
Three Months Ended

September 30, 2008
Operating Revenues (b)	$846.5	$40.1	($35.1)	$851.5
Depreciation, Decommissioning and Amortization	$77.4	$6.3	$0.3	$84.0
Operating Income (Loss)	$112.3	$28.9	($2.8)	$138.4
Equity in Earnings of Unconsolidated Affiliates	$14.4	$ -	$0.4	$14.8
Interest Expense, net	$25.4	$4.2	$9.2	$38.8
Income Tax Expense (Benefit)	$39.6	$10.4	($5.5)	$44.5
Income from Discontinued Operations, Net of Tax	$0.3	$ -	$0.6	$0.9
Net Income (Loss)	$68.1	$15.3	($5.9)	$77.5
Capital Expenditures	$135.6	$111.2	$0.1	$246.9

Nine Months Ended

September 30, 2009
Operating Revenues (b)	$3,053.0	$125.1	($117.5)	$3,060.6
Depreciation, Decommissioning and Amortization	$237.1	$21.8	$0.5	$259.4
Operating Income (Loss)	$381.4	$91.2	($5.5)	$467.1
Equity in Earnings of Unconsolidated Affiliates	$43.6	$ -	($0.1)	$43.5
Interest Expense, net	$88.6	$11.6	$18.8	$119.0
Income Tax Expense (Benefit)	$129.2	$33.5	($10.6)	$152.1
Income (Loss) from Discontinued Operations, Net of Tax	$0.4	$ -	($0.3)	$0.1
Net Income (Loss)	$229.8	$47.9	($14.0)	$263.7
Capital Expenditures	$403.1	$147.1	$5.6	$555.8
Total Assets (c)	$10,539.5	$2,688.3	($807.1)	$12,420.7

Nine Months Ended

September 30, 2008
Operating Revenues (b)	$3,222.5	$91.8	($86.3)	$3,228.0
Depreciation, Decommissioning and Amortization	$226.1	$15.3	$0.7	$242.1
Operating Income (Loss)	$408.7	$63.1	($8.0)	$463.8
Equity in Earnings of Unconsolidated Affiliates	$38.0	$ -	($0.3)	$37.7
Interest Expense, net	$78.1	$7.9	$27.4	$113.4
Income Tax Expense (Benefit)	$147.6	$23.4	($14.8)	$156.2
Income from Discontinued Operations, Net of Tax	$0.7	$ -	$0.2	$0.9
Net Income (Loss)	$241.9	$34.6	($17.8)	$258.7
Capital Expenditures	$435.4	$453.2	$0.3	$888.9
Total Assets (c)	$10,189.2	$2,455.6	($855.4)	$11,789.4

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)

An elimination for intersegment revenues of $39.9 million and $35.2 million for the three months ended September 30,  2009 and 2008, respectively, and $117.6 million and $85.5 million for the nine months ended September 30, 2009 and 2008, respectively, is included in Operating Revenues.

(c)	An elimination of $883.4 million and $786.0 million is included in Total Assets at September 30, 2009 and 2008, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

12 -- VARIABLE INTEREST ENTITIES

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

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of these two variable interest entities. The requested information required to make this determination has not been supplied. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and the other contract as an operating lease. We have approximately $430.8 million of required payments over the remaining terms of these two agreements, which expire over the next 14 years. We believe the required payments or any replacement power purchased will continue to be recoverable in rates. Total capacity and minimum lease payments under these contracts for the periods ended September 30, 2009 and December 31, 2008, were $47.9 million and $66.4 million, respectively.

13 -- COMMITMENTS AND CONTINGENCIES

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

14 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2009, we paid $70.4 million in interest, net of amounts capitalized, and $1.9 million in income taxes, net of refunds. During the nine months ended September 30, 2008, we paid $96.1 million in interest, net of amounts capitalized, and $2.4 million in income taxes, net of refunds.

As of September 30, 2009 and 2008, the amount of accounts payable related to capital expenditures was $56.6 million and $55.9 million, respectively.

15 -- ASSET SALE -- SUBSEQUENT EVENT

In October 2009, we entered into an agreement to sell Edison Sault to Cloverland Electric Cooperative for approximately $61.5 million. We will retain the membership interest in ATC currently held by Edison Sault. The sale is contingent upon certain conditions, including the approval by regulatory bodies. If the conditions are satisfied, we expect the sale to be completed in 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2009

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the third quarter of 2009 with the third quarter of 2008 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Utility Energy Segment	$74.9	($37.4)	$112.3
Non-Utility Energy Segment	32.5	3.6	28.9
Corporate and Other	(2.5)	0.3	(2.8)

Total Operating Income	104.9	(33.5)	138.4
Equity in Earnings of Transmission Affiliate	14.9	0.5	14.4
Other Income, net	10.4	3.3	7.1
Interest Expense, net	38.4	0.4	38.8

Income from Continuing Operations Before Income Taxes	91.8	(29.3)	121.1
Income Taxes	33.1	11.4	44.5

Income from Continuing Operations	58.7	(17.9)	76.6
Income (Loss) from Discontinued Operations, Net of Tax	(0.2)	(1.1)	0.9

Net Income	$58.5	($19.0)	$77.5

Diluted Earnings Per Share	$0.50	($0.15)	$0.65

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $74.9 million of operating income during the third quarter of 2009, a decrease of $37.4 million, or 33.3%, compared with the third quarter of 2008. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended September 30

Utility Energy Segment	2009	B (W)	2008

	(Millions of Dollars)
Operating Revenues
Electric	$689.1	$4.2	$684.9
Gas	122.5	(33.6)	156.1
Other	5.9	0.4	5.5

Total Operating Revenues	817.5	(29.0)	846.5
Fuel and Purchased Power	293.8	51.4	345.2
Cost of Gas Sold	63.2	32.6	95.8

Gross Margin	460.5	55.0	405.6
Other Operating Expenses
Other Operation and Maintenance	335.9	11.0	346.9
Depreciation, Decommissioning
and Amortization	79.8	(2.4)	77.4
Property and Revenue Taxes	27.8	(1.4)	26.4

Total Operating Expenses	800.5	91.2	891.7
Amortization of Gain	57.9	(99.5)	157.4

Operating Income	$74.9	($37.4)	$112.3

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2009 with the third quarter of 2008:

	Three Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$245.3	($18.7)	$264.0	2,015.3	(230.0)	2,245.3
Small Commercial/Industrial	230.5	(15.3)	245.8	2,338.0	(173.0)	2,511.0
Large Commercial/Industrial	166.4	(12.6)	179.0	2,487.8	(392.6)	2,880.4
Other - Retail	4.9	(0.1)	5.0	36.8	(2.0)	38.8

Total Retail	647.1	(46.7)	693.8	6,877.9	(797.6)	7,675.5
Wholesale - Other	20.9	55.5	(34.6)	167.1	(372.9)	540.0
Resale - Utilities	7.7	(7.7)	15.4	282.7	(44.1)	326.7
Other Operating	13.4	3.1	10.3	-	-	-

Total	$689.1	$4.2	$684.9	7,327.7	(1,214.6)	8,542.2

Weather -- Degree Days (a)
Heating (130 Normal)				124	53	71
Cooling (520 Normal)				341	(137)	478

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by a net $4.2 million, or 0.6%, when compared to the third quarter of 2008. The most significant factors that caused a change in revenues were:

  A one-time FERC-approved refund to our wholesale customers in 2008 associated with their share of the gain on the sale of Point Beach that reduced 2008 wholesale revenues by $62.5 million.
  2009 pricing increases totaling approximately $37.0 million reflecting the reduction of Point Beach credits to retail customers.

  2009 pricing decreases totaling approximately $18.4 million related to a reduction in electric rates as a result of the PSCW approval in April 2009 of our fuel cost decrease filing.
  Unfavorable summer weather that reduced electric revenues by an estimated $32.9 million as compared to the third quarter of 2008.
  A slowdown in the economy that reduced commercial and industrial sales by an estimated $34.0 million and wholesale sales by an estimated $8.6 million as compared to the third quarter of 2008.

Our total electric sales volumes decreased by approximately 14.2% as compared to third quarter of 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and cooler summer weather, which primarily affected our residential sales. Total retail sales declined nearly 10.4%. Of the 10.4% decline in retail sales, approximately 7.4% relates to sales volumes at our small and large commercial and industrial customers. As measured by cooling degree days, the third quarter of 2009 was 28.7% cooler than the third quarter of 2008 and 34.4% cooler than normal.

For the fourth quarter of 2009, we expect to see a continued decline in electric sales to commercial and industrial customers as compared to the same period in 2008 as a result of the downturn in the economy. We also expect to continue to see a reduction in revenues as a result of the PSCW approval in April 2009 of our request to decrease Wisconsin retail rates due to a decrease in fuel and purchased power costs, which is expected to reduce revenues by approximately $45.8 million for calendar year 2009. For more information on the fuel cost decrease filing, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- 2009 Fuel Cost Decrease Filing.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $51.4 million, or 14.9%, when compared to the third quarter of 2008. This decline was caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and related transportation costs.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2009 with the third quarter of 2008. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $33.6 million, or 21.5%, primarily due to lower natural gas prices.

	Three Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Gas Operating Revenues	$122.5	($33.6)	$156.1
Cost of Gas Sold	63.2	32.6	95.8

Gross Margin	$59.3	($1.0)	$60.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2009 with the third quarter of 2008:

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$36.5	$0.9	$35.6	49.4	3.3	46.1
Commercial/Industrial	10.3	0.3	10.0	33.3	0.6	32.7
Interruptible	0.4	(0.1)	0.5	2.8	(1.3)	4.1

Total Retail	47.2	1.1	46.1	85.5	2.6	82.9
Transported Gas	10.7	(0.1)	10.8	186.7	(1.5)	188.2
Other	1.4	(2.0)	3.4	-	-	-

Total	$59.3	($1.0)	$60.3	272.2	1.1	271.1

Weather -- Degree Days (a)
Heating (130 Normal)				124	53	71

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margins are seasonal and are primarily driven by the heating needs of our customers. The third quarter gas margins are historically the lowest of the year because of the lack of heating load. Our gas margins decreased by $1.0 million, or 1.7%, when compared to the third quarter of 2008.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $11.0 million, or approximately 3.2%, when compared to the third quarter of 2008. This decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense increased by $2.4 million, or approximately 3.1%, when compared to the third quarter of 2008. This increase was the result of higher depreciation related to new projects.

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

The following table compares the amortization of the gain during the three months ended September 30:

Amortization of Gain	2009	2008

	(Millions of Dollars)

Bill Credits - Retail	$57.9	$94.9
One-Time FERC-Approved Wholesale Refund	-	62.5

Total Amortization of Gain	$57.9	$157.4

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment contributed $32.5 million of operating income for the third quarter of 2009 as compared to $28.9 million for the third quarter of 2008. The increase primarily relates to earnings from the water intake system for Oak Creek that was placed into service in January 2009.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by approximately $3.3 million, when compared to the third quarter of 2008 because of higher interest income and an increase in AFUDC - Equity related to the Oak Creek AQCS project. For further information on the Oak Creek AQCS project, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System Approval. These increases were partially offset by reduced property sales during the third quarter of 2009 as compared to the same period in 2008.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended September 30

Interest Expense	2009	2008

	(Millions of Dollars)

Gross Interest Costs	$58.0	$59.1
Less: Capitalized Interest	19.6	20.3

Interest Expense, net	$38.4	$38.8

Our gross interest costs decreased by $1.1 million, or 1.9%, during the third quarter of 2009 as compared to the same period in 2008, and our capitalized interest decreased by $0.7 million between the comparative periods, primarily due to lower short-term interest rates. As a result, our net interest expense decreased by $0.4 million, or 1.0%, as compared to the third quarter of 2008.

CONSOLIDATED INCOME TAXES

For the third quarter of 2009, our effective tax rate applicable to continuing operations was 36.1% compared to 36.7% for the third quarter of 2008. For additional information, see Note H -- Income Taxes in our 2008 Annual Report on Form 10-K. We expect our 2009 annual effective tax rate to be between 35.0% and 37.0%.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2009

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first nine months of 2009 with the first nine months of 2008 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Utility Energy Segment	$381.4	($27.3)	$408.7
Non-Utility Energy Segment	91.2	28.1	63.1
Corporate and Other	(5.5)	2.5	(8.0)

Total Operating Income	467.1	3.3	463.8
Equity in Earnings of Transmission Affiliate	43.6	5.6	38.0
Other Income, net	24.0	(1.6)	25.6
Interest Expense, net	119.0	(5.6)	113.4

Income from Continuing Operations Before Income Taxes	415.7	1.7	414.0
Income Taxes	152.1	4.1	156.2

Income from Continuing Operations	263.6	5.8	257.8
Income from Discontinued Operations, Net of Tax	0.1	(0.8)	0.9

Net Income	$263.7	$5.0	$258.7

Diluted Earnings Per Share	$2.24	$0.05	$2.19

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $381.4 million of operating income during the first nine months of 2009, a decrease of $27.3 million, or 6.7%, compared with the first nine months of 2008. The following table summarizes the operating income of this segment between the comparative periods:

	Nine Months Ended September 30

Utility Energy Segment	2009	B (W)	2008

	(Millions of Dollars)
Operating Revenues
Electric	$2,033.8	$11.8	$2,022.0
Gas	991.0	(180.7)	1,171.7
Other	28.2	(0.6)	28.8

Total Operating Revenues	3,053.0	(169.5)	3,222.5
Fuel and Purchased Power	816.2	167.3	983.5
Cost of Gas Sold	667.9	173.6	841.5

Gross Margin	1,568.9	171.4	1,397.5
Other Operating Expenses
Other Operation and Maintenance	1,043.8	41.8	1,085.6
Depreciation, Decommissioning
and Amortization	237.1	(11.0)	226.1
Property and Revenue Taxes	83.8	(3.3)	80.5

Total Operating Expenses	2,848.8	368.4	3,217.2
Amortization of Gain	177.2	(226.2)	403.4

Operating Income	$381.4	($27.3)	$408.7

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2009 with the first nine months of 2008:

	Nine Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$739.6	$7.2	$732.4	6,029.1	(303.0)	6,332.1
Small Commercial/Industrial	672.7	(4.8)	677.5	6,721.7	(345.6)	7,067.3
Large Commercial/Industrial	458.8	(50.0)	508.8	6,930.8	(1,493.4)	8,424.2
Other - Retail	15.7	0.2	15.5	117.4	(4.5)	121.9

Total Retail	1,886.8	(47.4)	1,934.2	19,799.0	(2,146.5)	21,945.5
Wholesale - Other	73.3	43.9	29.4	879.4	(854.0)	1,733.4
Resale - Utilities	31.5	2.0	29.5	974.2	334.1	640.1
Other Operating	42.2	13.3	28.9	-	-	-

Total	$2,033.8	$11.8	$2,022.0	21,652.6	(2,666.4)	24,319.0

Weather -- Degree Days (a)
Heating (4,324 Normal)				4,528	(58)	4,586
Cooling (688 Normal)				475	(112)	587

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by a net $11.8 million, or 0.6%, when compared to the first nine months of 2008. The most significant factors that caused a change in revenues were:

  A one-time FERC-approved refund to our wholesale customers in 2008 associated with their share of the gain on the sale of Point Beach that reduced 2008 wholesale revenues by $62.5 million.
  2009 pricing increases totaling approximately $78.7 million reflecting the reduction of Point Beach credits to retail customers.
  Net pricing increases totaling approximately $22.3 million related to Wisconsin and Michigan rate orders.
  Unfavorable weather that reduced electric revenues by an estimated $27.8 million as compared to the first nine months of 2008.
  A slowdown in the economy that reduced commercial and industrial sales by an estimated $115.6 million and wholesale sales by an estimated $24.6 million.

Our total electric sales volumes decreased by approximately 11.0% as compared to the first nine months of 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and milder weather, which primarily affected our residential sales. Total retail sales declined nearly 9.8%. Of the 9.8% decline in retail sales, approximately 8.4% relates to sales volumes at our small and large commercial and industrial customers. As measured by cooling degree days, the first nine months of 2009 was 19.1% cooler than the same period in 2008 and 31.0% cooler than normal.

For a discussion of anticipated impacts of the downturn in the economy and the April 2009 fuel cost decrease filing for the fourth quarter of 2009, see Results of Operations -- Three Months Ended September 30, 2009.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $167.3 million, or 17.0%, when compared to the first nine months of 2008. This decline was primarily caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and transportation costs. Approximately $41.2 million of the decrease related to a one-time amortization of deferred fuel costs pursuant to the January 2008 PSCW rate order. Adjusted for the one-time amortization, our fuel and purchased power costs decreased by $126.1 million, or 12.8%.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2009 with the first nine months of 2008. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $180.7 million, or 15.4%, primarily due to lower natural gas prices and milder weather.

	Nine Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Gas Operating Revenues	$991.0	($180.7)	$1,171.7
Cost of Gas Sold	667.9	173.6	841.5

Gross Margin	$323.1	($7.1)	$330.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2009 with the first nine months of 2008:

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$206.0	($0.5)	$206.5	550.9	(7.3)	558.2
Commercial/Industrial	72.8	(2.0)	74.8	328.7	(11.0)	339.7
Interruptible	1.4	(0.4)	1.8	13.8	(3.3)	17.1

Total Retail	280.2	(2.9)	283.1	893.4	(21.6)	915.0
Transported Gas	36.0	(2.4)	38.4	658.9	(11.3)	670.2
Other	6.9	(1.8)	8.7	-	-	-

Total	$323.1	($7.1)	$330.2	1,552.3	(32.9)	1,585.2

Weather -- Degree Days (a)
Heating (4,324 Normal)				4,528	(58)	4,586

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margins decreased by $7.1 million, or 2.2%, when compared to the first nine months of 2008. We estimate that a decline in sales volumes as a result of milder winter weather and a decline in economic conditions caused margins to decrease by approximately $8.1 million during the first nine months of 2009 as compared to the same period in 2008. As measured by heating degree days, the first nine months of 2009 were 1.3% warmer than the same period in 2008, but 4.7% cooler than normal. Pricing increases that we received during January 2008 as part of the January 2008 PSCW rate case that were in effect for all nine months in 2009 partially offset this decrease.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by approximately $41.8 million, or 3.9%, when compared to the first nine months of 2008. The largest factor for this decrease relates to a $43.8 million one-time amortization of deferred bad debts costs in connection with the January 2008 PSCW rate order, which we recorded in January 2008. The January 2008 PSCW rate order, which was in effect for all nine months in 2009, allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate that these items were approximately $15.9 million higher in the first nine months of 2009 as compared to the same period in 2008. The remaining decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense increased by $11.0 million, or approximately 4.9%, when compared to the first nine months of 2008. This increase was the result of higher depreciation related to new projects, including the Blue Sky Green Field wind project which was placed into service in May 2008.

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

The following table compares the amortization of the gain during the nine months ended September 30:

Amortization of Gain	2009	2008

	(Millions of Dollars)

Bill Credits - Retail	$177.2	$255.9
One-Time Amortization	-	85.0
One-Time FERC-Approved Wholesale Refund	-	62.5

Total Amortization of Gain	$177.2	$403.4

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment contributed $91.2 million of operating income for the first nine months of 2009 as compared to $63.1 million for the first nine months of 2008. The increase primarily relates to nine months of earnings from PWGS 2, which was placed into service in May 2008, and the earnings from the water intake system at Oak Creek which was placed into service in January 2009.

CONSOLIDATED OTHER INCOME, NET

Other income, net decreased by approximately $1.6 million, or 6.3%, when compared to the first nine months of 2008. This decrease primarily relates to reduced property sales during the first nine months of 2009 as compared to the same period in 2008. This decrease was partially offset by an increase in

AFUDC - Equity related to the Oak Creek AQCS project. For further information on the Oak Creek AQCS project, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters - Oak Creek Air Quality Control System Approval.

CONSOLIDATED INTEREST EXPENSE, NET

Interest Expense	Nine Months Ended September 30

	2009	2008

	(Millions of Dollars)

Gross Interest Costs	$176.8	$176.9
Less: Capitalized Interest	57.8	63.5

Interest Expense, net	$119.0	$113.4

Our gross interest costs decreased by $0.1 million during the nine months ended September 30, 2009 as compared to the same period in 2008, and our capitalized interest decreased by $5.7 million between the comparative periods, primarily due to lower short-term interest rates. As a result, our net interest expense increased by $5.6 million, or 4.9%, as compared to the first nine months of 2008.

CONSOLIDATED INCOME TAXES

For the first nine months of 2009, our effective tax rate applicable to continuing operations was 36.6% compared to 37.7% for the first nine months of 2008. For additional information, see Note H -- Income Taxes in our 2008 Annual Report on Form 10-K. We expect our 2009 annual effective tax rate to be between 35.0% and 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the first nine months of 2009 and 2008:

	Nine Months Ended September 30

Wisconsin Energy Corporation	2009	2008

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$436.5	$643.0
Investing Activities	($478.6)	($681.7)
Financing Activities	$20.3	$34.6

Operating Activities

Cash provided by operating activities was $436.5 million during 2009, which was $206.5 million lower than 2008. Although we experienced an increase in net income and depreciation during the first nine months of 2009, there were two large factors that reduced cash from operations. During the first nine months of 2009, we contributed $289.3 million to our benefit plans as compared to approximately $48.4 million during the first nine months of 2008. The second factor related to an increase in cash used for working capital related to our coal inventories.

Investing Activities

Cash used in investing activities was $478.6 million during the nine months ended September 30, 2009, which was $203.1 million lower than the same period in 2008. This decline primarily reflects lower capital expenditures during the first nine months of 2009 and cash flows from the release of restricted cash.

During the first nine months of 2009, our capital expenditures decreased $333.1 million, primarily due to the reduction in the capital expenditures for our Oak Creek expansion and the completion of PWGS 2 in 2008.

During the first nine months of 2009, we released $131.2 million less from restricted cash as compared to the same period in 2008. In September 2007, we sold Point Beach and placed approximately $924 million of cash in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash, adjusted for taxes, as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2009 was $20.3 million, compared to $34.6 million during the same period in 2008. During the first nine months of 2009, we paid approximately $118.4 million in cash dividends and Wisconsin Electric repurchased $147 million of outstanding tax-exempt bonds in August 2009. For more information about this repurchase, see Note 5 -- Long Term Debt in this report. Overall, we increased our debt levels by a net amount of approximately $145.2 million.

During the first nine months of 2009, we received proceeds of $12.5 million related to the exercise of stock options, compared with $10.0 million during the same period in 2008. Instead of issuing new shares for these stock options, we instructed our plan agent to purchase common stock in the open market at a cost of $21.0 million, compared with $19.9 million during the first nine months of 2008. This cost is included in Purchase of common stock on our Consolidated Condensed Statements of Cash Flows.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining three months of 2009 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2009, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings and the issuance of debt securities.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets and internally generated cash.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas maintain bank back-up credit facilities which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, provided approximately $80 million of commitments under our bank back-up credit facilities on a consolidated basis. We have no current plans to replace Lehman's commitments. Excluding Lehman's commitments, as of September 30, 2009, we had approximately $1.6 billion of available, undrawn lines under our bank back-up credit facilities. As of September 30, 2009, we had approximately $938.0 million of short-term debt outstanding on a consolidated basis that was supported by the available lines of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of September 30, 2009:

Company	Total Facility *	Letters of Credit	Credit Available *	Facility Expiration

	(Millions of Dollars)

Wisconsin Energy	$857.5	$1.1	$856.4	April 2011
Wisconsin Electric	$476.4	$4.4	$472.0	March 2011
Wisconsin Gas	$285.8	$ -	$285.8	March 2011

*	Excludes Lehman's commitments

The following table shows our actual capitalization structure as of September 30, 2009, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the majority of rating agencies currently view the Junior Notes:

Capitalization Structure	Actual	Adjusted

	(Millions of Dollars)

Common Equity	$3,486.9	$3,736.9
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	3,943.7	3,693.7
Short-Term Debt	938.0	938.0

Total Capitalization	$8,399.0	$8,399.0

Total Debt	$4,881.7	$4,631.7

Ratio of Debt to Total Capitalization	58.1%	55.1%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of September 30, 2009 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by S&P, Moody's and Fitch as of September 30, 2009:

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

In July 2009, S&P affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and Wisconsin Energy Capital Corporation and revised the ratings outlooks assigned to each company from positive to stable.

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit, which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 10 -- Guarantees and Note 12 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $22.0 billion as of September 30, 2009 compared with $23.1 billion as of December 31, 2008. Our total contractual obligations and other commercial commitments as of September 30, 2009 decreased compared with December 31, 2008, primarily due to periodic payments related to these types of obligations which were greater than new commitments made in the ordinary course of business during the nine month period ended September 30, 2009.

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

The weather events for which Bechtel seeks cost and schedule relief are (i) extreme winds from September 2006 through April 2007, (ii) snowstorms from December 2007 through April 2008, and (iii) rain storms in June 2008. Bechtel contends that these weather events constituted events of force majeure. We are continuing to analyze Bechtel's force majeure claim as we receive additional information to determine whether Bechtel is entitled to any schedule relief as a result of these weather events. However, we currently believe Bechtel's request for cost relief related to its claim of force majeure is without merit. Bechtel also claims that these same weather events constituted changed local conditions that could not have reasonably been foreseen and that caused it to incur additional costs. We believe that the claim for additional costs and schedule relief based on a change in local conditions is without merit.

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

Based on Bechtel's July 2008 communication, we notified Bechtel on September 29, 2008 that we were invoking the formal dispute resolution process provided in the contract in order to resolve certain issues related to the rights of the parties under the contract. We subsequently agreed with Bechtel to combine these issues and Bechtel's claim into one mediation. Mediation was unsuccessful and, therefore, as required by the contract, the parties submitted the claims to binding arbitration, which we anticipate will be concluded in 2010 or early 2011.

Bechtel continues to target an in-service date for unit 1 of December 29, 2009, which is three months beyond the guaranteed contract date, and an in-service date for unit 2 of August 29, 2010, which is one month earlier than the guaranteed contract date. Although Bechtel has fallen slightly behind these dates, it has recovery plans in place and believes these target dates are achievable. However, the final few months of start-up and commissioning could present unforeseen challenges that may delay the in-service date of unit 1 beyond December 29, 2009.

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

Included as part of Wisconsin Electric's rate increase request for its retail electric customers are costs associated with certain projects contemplated in the settlement agreement we and the other two joint owners of the Oak Creek expansion entered into in July 2008 with Clean Wisconsin, Inc. and the Sierra Club to resolve litigation related to the WPDES permit for the cooling water intake system at the Oak Creek expansion. As part of the agreement, we agreed to seek regulatory approval to recover our share of the costs of these projects. In turn, Clean Wisconsin and the Sierra Club agreed to withdraw their opposition to the modified WPDES permit issued in May 2008 and, assuming regulatory approval to recover the project costs in rates, to not oppose or challenge (subject to limited exceptions) future issuances or renewals of environmental permits required to start-up or commence commercial operation of the Oak Creek expansion.

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

Our 2010 rate case proceeding has completed technical and public hearings and briefs have been submitted.

2010 Michigan Price Increase Request:   In July 2009, Wisconsin Electric filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. Pursuant to recently enacted Michigan legislation, we believe that we are allowed, upon the satisfaction of certain conditions, to self implement a rate increase request, subject to refund with interest. Therefore, we expect a portion of the rate increase to be effective in early 2010 and a final decision from the MPSC is expected in July 2010.

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

Wisconsin Electric expects to provide a total of approximately $710.0 million of bill credits to its Wisconsin customers over the three year period ending December 31, 2010. As of September 30, 2009, we have issued approximately $462.4 million of bill credits to Wisconsin retail customers.

2008 Michigan Price Increase:   In January 2008, Wisconsin Electric filed a rate increase request with the MPSC. This request represented an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity at that time, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. In November 2008, a settlement agreement with the MPSC staff and intervenors for a rate increase of $7.2 million, or 4.6%, was approved by the MPSC, effective January 1, 2009.

2008 Fuel Recovery Request:   In March 2008, Wisconsin Electric filed a rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel costs was being driven primarily by increases in the price of natural gas and the higher cost of transporting coal by rail as a result of increases in the cost of diesel fuel. On April 11, 2008, the PSCW approved an annual increase of $76.9 million (3.3%) in Wisconsin retail electric rates on an interim basis. In July 2008, we received the final rate order, which authorized an additional $42.0 million in rate increases, for a total increase of $118.9 million (5.1%). Any over-collection of fuel surcharge revenue in calendar year 2008 was subject to refund with interest at a rate of 10.75%. In April 2009, the PSCW ordered that we should refund $8.8 million (including interest) of over-collected fuel surcharge revenue. The refund was issued during the second quarter of 2009.

Oak Creek Air Quality Control System Approval:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We currently expect the cost of completing this project to be approximately $800 million ($960 million including AFUDC). The amount of AFUDC is based on the assumption that AFUDC will accrue on 100% of the construction cost until the facilities are placed in service, which is consistent with the 2010 rate case filing. The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree with the EPA.

Depreciation Rates:   Periodically, we engage consultants to perform depreciation studies on our utility assets to make recommendations regarding our depreciation rates. In 2008, a consultant completed a depreciation study that concluded that we should reduce our utility depreciation rates because of longer asset lives and increased salvage values. The consultant estimated that the new proposed rates would reduce annual depreciation expense by approximately $55 million. In January 2009, we filed the depreciation study with the PSCW. If the PSCW approves the depreciation study, we would expect to implement the new depreciation rates in 2010. We do not expect the new depreciation rates to have a material impact on earnings because we anticipate that the new depreciation rates will be considered when the PSCW sets our 2010 electric and gas prices.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2008 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

Renewable Energy Portfolio

In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. We entered into a conditional turbine agreement for the new wind facility and filed a revised, lower cost estimate with the PSCW in May 2009 of $335.2 million to $413.5 million, excluding AFUDC. We currently expect to install 90 wind turbines with generating capacity of up to approximately 207 MW, subject to turbine selection and the final site configuration. We expect 2012 to be the first full year of operation, subject to regulatory approvals.

In addition, in September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood, waste and sawdust will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal

30% investment tax credit.We currently expect the plant to cost approximately $250 million and to be completed during the first half of 2013, subject to regulatory approvals.

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

LEGAL MATTERS

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. We believe the Plan correctly calculated the lump-sum distributions. An adverse outcome of this lawsuit could affect our Plan funding and expense. We are currently unable to predict the final outcome or impact of this litigation.

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

In March 2008, the EPA announced its decision to further lower the 8-hour ozone standard. Although additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities. In addition, in September 2009, the EPA announced that it would reconsider the 2008 ozone standard to ensure that the standard is protective enough. The EPA has said that it will propose any revisions to the ozone standards by December 2009 and issue a final decision by August 2010.

PM2.5 Standard:   In December 2004, the EPA designated PM2.5 non-attainment areas in the country. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. In December 2006, a more restrictive federal standard became effective; however, on February 24, 2009 the D.C. Circuit Court of Appeals issued a decision on the revised standard and remanded it back to the EPA for revision. The court's decision will likely result in an even more stringent annual PM2.5 standard. In October 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the 2006 daily standard for PM2.5. Wisconsin will now have three years to develop a SIP and submit it to the EPA for approval, and will need to implement actions to reach attainment in the 2014-2019 time period. Until such time as the EPA revises the 2006 standard consistent with the court's decision and the states develop rules and submit SIPs to the EPA to demonstrate how they intend to comply with the standard, we are unable to predict the impact of this more restrictive standard on the operation of our existing coal-fired generation facilities or our new PTF generating units being leased by Wisconsin Electric including OC 1, OC 2 and PWGS.

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

The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration.  The D.C. Circuit denied a request for a rehearing and the parties subsequently petitioned the U.S. Supreme Court for review of the D.C. Circuit's decision. In February 2009, the U.S. Supreme Court denied the petition for certiorari.  In December 2008, a number of environmental groups also filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology limits for electric utilities. This latest complaint is still being processed by the D.C. Circuit. In July 2009, the EPA issued a proposed information collection request for national emission standards for coal-fired electric generating units. The scope of this request was expanded well beyond mercury and includes other hazardous air pollutants. If finalized, we expect we will be required to complete a detailed survey and extensive testing. The EPA intends to use this data to proceed with developing mercury Maximum Achievable Control Technology limits for utilities.

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

In January 2007, the Federal Court of Appeals for the Second Circuit issued a decision concerning the Phase II rule for existing facilities (Riverkeeper, Inc. v. EPA, (475 F. 3d 83 (2d Cir. 2007)). The Second Circuit found certain portions of the rule impermissible, including portions that permitted approval of water intake system technologies based on a cost-benefit analysis, and remanded several parts of the Phase II rule to the EPA for further consideration or potential additional rulemaking. Subsequently, industry representatives sought the U.S. Supreme Court's review of the Second Circuit decision.

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

The American Clean Energy and Security Act of 2009 (otherwise known as the Waxman-Markey Bill) passed the U.S. House of Representatives on June 26, 2009. The bill, among other things, (i) establishes a federal renewable energy standard; (ii) permits energy efficiency measures to satisfy part of the renewable energy standard; and (iii) establishes a cap-and-trade program to reduce greenhouse gas emissions from various sectors of the economy, including electric and natural gas utilities. On September 30, 2009, Senators John Kerry and Barbara Boxer introduced the Clean Energy Jobs and American Power Act, which contains provisions similar to those in the Waxman-Markey Bill. The provisions of this bill are expected to be debated in the coming months in the U.S. Senate.

The Governors of both Michigan and Wisconsin have signed on to the "Midwestern Greenhouse Gas Reduction Accord" and the associated "platform" document developed through the Midwestern Governors Association. The stated goal of the platform is to "maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other greenhouse gases". The group charged with developing a regional cap-and-trade system under this Accord has recommended a plan that calls for a 20% reduction in greenhouse gas emissions from 2005 levels by 2020 and an 80% reduction by 2050. The group has stated that it prefers a federal cap-and-trade system, but it developed the plan in the event the U.S. Congress fails to act by 2012.

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

In addition, a recent decision in the U.S. Court of Appeals for the Second Circuit (Connecticut v. American Electric Power Co., No. 05-5104 (2d Cir., Sept. 21 2009)) has made it easier for lawsuits based upon the alleged public nuisance of climate change to move forward. The court ruled that the plaintiffs have standing to file suit against six electric power corporations for their contribution to the alleged public nuisance of climate change, and that the court's jurisdiction over such lawsuit is not barred by the political question doctrine. The U.S. Court of Appeals for the Fifth Circuit, in another recent decision (Comer v. Murphy Oil Co., No. 07-60756 (5th Cir., Oct. 16, 2009)), made a similar ruling.

EPA Proposals to Regulate Greenhouse Gas Emissions:   In July 2008, the EPA issued an ANPR seeking comment on a large array of possible regulatory actions it is contemplating under the CAA to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities.

The EPA ANPR followed a U.S. Supreme Court decision in 2007 requiring the EPA to regulate greenhouse gas emissions from new motor vehicles under the CAA if it finds that they endanger public health or welfare. The ANPR sought comment on whether the EPA should make that finding and, if so, the types of regulations it should adopt. In April 2009, the EPA issued for public comment its finding that greenhouse gas emissions endanger public health and welfare, and that new motor vehicles contribute to greenhouse gas emissions and the threat of climate change. In September 2009, the EPA proposed a rule that, in concert with its proposed endangerment finding, would result in the regulation of greenhouse gas emissions from motor vehicles.

On September 30, 2009, the EPA issued two proposals intended to provide guidance on, and effectively change, how the CAA's existing permitting requirements could be applied to sources of greenhouse gas emissions in all sectors of the economy, including major stationary sources of air pollutants like electric generating plants. These proposals, if adopted, would provide a framework for EPA to regulate greenhouse gas emissions from major sources under the CAA.

Under the first proposal, the EPA seeks to reconsider a 2008 EPA interpretation of when a pollutant, like CO2, becomes "subject to regulation" under the CAA's prevention of significant deterioration/new source review permitting program.

The second proposal would revise the threshold for when certain air permit and new source review requirements apply. This proposal is intended to exclude from regulation relatively small sources of greenhouse gas emissions once the EPA issues its final rule regulating emissions from motor vehicles. However, under this proposal, if we wanted to make major changes to a power plant that increases greenhouse gas emissions above certain specified levels, we would be required to obtain a permit that included requirements to minimize greenhouse gas emissions.

Depending on the extent of rate recovery and other factors, adoption of these rules could have a material adverse impact on our operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2009:

2009	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

July 1- July 31	964	$41.27	-	$ -

August 1- August 31	-	-	-	$ -

September 1- September 30	-	$ -	-	$ -

Total	964	$41.27	-	$ -

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date: October 30, 2009	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer