Form 10-K
period 2009-12-31
WISCONSIN ENERGY CORP
filed 2010-02-26
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[X]    No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $4.8 billion based upon the reported closing price of such securities as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2010):

Common Stock, $.01 Par Value, 116,900,785 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 6, 2010, are incorporated by reference into Part III hereof.

WISCONSIN ENERGY CORPORATION
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS
Item	Page
PART I

1. Business ...................................................................................................................................................................	10

1A. Risk Factors ............................................................................................................................................................	27

1B. Unresolved Staff Comments .................................................................................................................................	33

2. Properties ................................................................................................................................................................	33

3. Legal Proceedings .................................................................................................................................................	34

4. Submission of Matters to a Vote of Security Holders .....................................................................................	35

Executive Officers of the Registrant ...................................................................................................................	35

PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..............................................................................................................................................	37

6. Selected Financial Data .......................................................................................................................................	39

7. Management's Discussion and Analysis of Financial Condition and Results of Operations .................	40

7A. Quantitative and Qualitative Disclosures About Market Risk .....................................................................	74

8. Financial Statements and Supplementary Data ...............................................................................................	75

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................	115

9A. Controls and Procedures ....................................................................................................................................	115

9B. Other Information .................................................................................................................................................	115
PART III

10. Directors, Executive Officers and Corporate Governance of the Registrant...............................................	116

11. Executive Compensation ....................................................................................................................................	116

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..................................................................................................................................................................	117

13. Certain Relationships and Related Transactions, and Director Independence .........................................	117

14. Principal Accountant Fees and Services ..........................................................................................................	117

PART IV

15. Exhibits and Financial Statement Schedules ............................................................................................ .......	118

Schedule I - Condensed Parent Company Financial Statements ..................................................................	119

Schedule II - Valuation and Qualifying Accounts ..........................................................................................	125

Signatures .............................................................................................................................................................	126

Exhibit Index ..........................................................................................................................................................	E-1

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wisconsin Energy Subsidiaries and Affiliates

Primary Subsidiary and Affiliates

Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets

OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates

ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
ERS	Elm Road Services, LLC
Minergy	Minergy LLC
WICOR	Wicor, Inc.
Wispark	Wispark LLC
Wisvest	Wisvest LLC

Federal and State Regulatory Agencies

DOA	Wisconsin Department of Administration
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
NRC	United States Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms

Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CO2	Carbon Dioxide
CWA	Clean Water Act
MACT	Maximum Achievable Control Technology
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM 2.5	Fine Particulate Matter

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

RACT	Reasonably Available Control Technology
SIP	State Implementation Plan
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations

ALJ	Wisconsin Administrative Law Judge
ANPR	Advanced Notice of Proposed Rulemaking
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
CPCN	Certificate of Public Convenience and Necessity
Energy Policy Act	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
Fitch	Fitch Ratings
FPL	FPL Group, Inc.
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
GDP	Gross Domestic Product
Guardian	Guardian Pipeline L.L.C.
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LLC	Limited Liability Company
LMP	Locational Marginal Price
LSEs	Load Serving Entities
MAIN	Mid-America Interconnected Network, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NMC	Nuclear Management Company, LLC
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
PJM	PJM Interconnection, L.L.C.
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PRSG	Planning Reserve Sharing Groups
PSEG	Public Service Enterprise Group
PTF	Power the Future
PUHCA 2005	Public Utility Holding Company Act of 2005
RCC	Replacement Capital Covenant dated May 11, 2007
RFC	Reliability First Corporation
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organizations
Settlement Agreement	Settlement Agreement and Release between ERS and Bechtel effective as of December 16, 2009
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements

Btu	British thermal units(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million watts)
Watt	A measure of power production or usage

Accounting Terms

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
NOLs	Net Operating Loss Carryforwards
OPEB	Other Post-Retirement Employee Benefits

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "should" or similar terms or variations of these terms.

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
  Timing, resolution and impact of pending and future rate cases and negotiations, including recovery for new investments as part of our PTF strategy, environmental compliance, transmission service, fuel costs and costs associated with the MISO Energy Markets.
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

  Events in the global credit markets that may affect the availability and cost of capital.
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

Utility Energy Segment:   Our utility energy segment consists of Wisconsin Electric and Wisconsin Gas, operating together under the trade name of We Energies, and Edison Sault. We Energies serves approximately 1,117,400 electric customers in Wisconsin and the Upper Peninsula of Michigan. We Energies serves approximately 1,060,200 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin. Edison Sault serves approximately 23,000 electric customers in the Upper Peninsula of Michigan.

In October 2009, we announced that we reached an agreement to sell Edison Sault to Cloverland Electric Cooperative for approximately $61.5 million. See Utility Energy Segment -- Electric Utility Operations - Electric Sales below for additional information on the planned sale of Edison Sault.

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease the new generating capacity included in our PTF strategy. See below and in Item 7 for more information on PTF.

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

Wisconsin Electric and Edison Sault participate in the MISO Energy Markets. The competitiveness of our generation offered in the MISO Energy Markets affects how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Sales

Our electric energy sales to all classes of customers, excluding intercompany sales between Edison Sault and Wisconsin Electric, totaled approximately 29.2 million MWh during 2009 and approximately 31.9 million MWh during 2008. We had approximately 1,140,400 electric customers as of December 31, 2009 and 1,137,800 electric customers as of December 31, 2008.

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

Edison Sault:   Edison Sault is authorized to provide retail electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Edison Sault also provides wholesale electric service under contract with one rural cooperative, Cloverland Electric Cooperative.

In October 2009, we entered into an agreement to sell Edison Sault to Cloverland Electric Cooperative for approximately $61.5 million. We will retain the membership interest in ATC currently held by Edison Sault. The sale is contingent upon certain conditions, including the approval by regulatory bodies. If the conditions are satisfied, we expect the sale to be completed in 2010.

Electric Sales Growth:   Our service territory experienced a significant economic recession during late 2008 and into 2009. Our normalized 2009 electric sales, excluding our two largest customers, two iron ore mines, were approximately 5.6% lower than our normalized 2008 electric sales. As we look toward 2010 and beyond, we presently anticipate total retail and municipal electric kWh sales of our utility energy segment will grow at an annual rate of 0.5% to 1.0% over the next five years. This estimate assumes normal weather and excludes the two iron ore mines. We also anticipate that our peak electric demand will grow at an annual rate of 1.0% to 1.5% over the next five years.

Sales to Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. The combined electric energy sales to the two mines accounted for 5.2% and 6.5% of our total electric utility energy sales during 2009 and 2008, respectively. Effective January 1, 2008, the mines became eligible to receive electric service from Wisconsin Electric in accordance with tariffs approved by the MPSC. Prior to this, Wisconsin Electric had special negotiated power-sales contracts with these mines.

Sales to Wholesale Customers:   During 2009, Wisconsin Electric sold wholesale electric energy to two municipally owned systems, two rural cooperatives and two municipal joint action agency located in the states of Wisconsin and Michigan. Wholesale electric energy sales by Wisconsin Electric were also made to twelve other public utilities and power marketers throughout the region under rates approved by FERC. Edison Sault sold wholesale electric energy to one rural cooperative during 2009. Wholesale sales accounted for approximately 9.4% of our total electric energy sales and 5.4% of total electric operating revenues during 2009, compared with 9.9% of total electric energy sales and 3.6% of total electric operating revenues during 2008.

Electric System Reliability Matters:   Our electric sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. Wisconsin Electric is a member of the RFC, a reliability council which has approved reliability standards setting forth the methodology for establishing planning reserve requirements and requiring the formation of PRSG. Wisconsin Electric is also a member of the Midwest PRSG, which was formed to establish planning reserve requirements. As a member of the Midwest PRSG, Wisconsin Electric was required to adhere to PSCW guidelines requiring an 18% planning reserve margin. In October 2008, the PSCW issued an order lowering the planning reserve margin requirement from 18% to 14.5% effective for planning year two and each year beyond, and the MISO calculated the planning reserve margin for the first planning year 2009-2010. The MPSC has not yet established guidelines in this area. We had adequate capacity to meet all of our firm electric load obligations during 2009 and expect to have adequate capacity to meet all of our firm obligations during 2010. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

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

Our installed capacity by fuel type as of December 31 is shown below:

	Dependable Capability in MW (a)

	2009	2008	2007

Coal (b) (c)	3,131	3,247	3,247
Natural Gas - Combined Cycle (d)	1,090	1,090	545
Natural Gas/Oil - Peaking Units (e)	1,155	1,143	1,162
Renewables (f)	113	113	84

Total	5,489	5,593	5,038

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)

OC 1 was placed in service on February 2, 2010, and our share of this unit's dependable capability is 515 MW. Bechtel is targeting the commercial operation of OC 2 by the end of August 2010, and our share of this unit's dependable capability will also be 515 MW.

(c)	In October 2009, Presque Isle Units 3 and 4 were retired. These units represented 116 MW of dependable capability.

(d)	The increase in 2008 as compared to 2007 reflects the May 2008 in-service of PWGS 2, which has a dependable capability of 545 MW.

(e)

The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

(f)	Includes hydroelectric and wind generation. For purposes of measuring dependable capability, the 145 MW Blue Sky Green Field wind project has a dependable capability of 29 MW.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2009, as well as an estimate for 2010:

	Estimate	Actual

	2010	2009	2008	2007

Coal (a)	58.5%	52.3%	56.7%	54.1%
Nuclear (b)	N/A	N/A	N/A	17.3%
Wind	1.5%	1.1%	0.6%	- %
Hydroelectric	1.3%	1.3%	1.4%	1.1%
Natural Gas -Combined Cycle	8.0%	7.5%	5.2%	5.2%
Natural Gas/Oil-Peaking Units	0.2%	0.2%	0.3%	1.0%

Net Generation	69.5%	62.4%	64.2%	78.7%
Purchased Power (b)	30.5%	37.6%	35.8%	21.3%

Total	100.0%	100.0%	100.0%	100.0%

(a)

OC 1 was placed in service on February 2, 2010, and our share of this unit's dependable capability is 515 MW. Bechtel is targeting the commercial operation of OC 2 by the end of August 2010, and our share of this unit's dependable capability will also be 515 MW.

(b)	Beginning in 2007, nuclear generation decreased due to the sale of Point Beach and purchased power increased as a result of the entry into the associated power purchase agreement with the buyer.

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2009	2008	2007

Coal	$ 25.03	$ 22.95	$ 20.52
Nuclear	N/A	N/A	$ 5.83
Natural Gas - Combined Cycle	$ 51.67	$ 69.65	$ 61.27
Natural Gas/Oil - Peaking Units	$121.18	$160.25	$112.49
Purchased Power	$ 41.90	$ 46.21	$ 45.19

Historically, the fuel costs for coal have been under long-term contracts, which helped with price stability. Coal and associated transportation services have seen greater volatility in pricing than typically experienced in these markets due to changes in the domestic and world-wide demand for coal and the impacts of diesel costs which are incorporated into fuel surcharges on rail transportation.

Natural gas costs have been volatile. We have a PSCW-approved hedging program to help manage our natural gas price risk. This hedging program is generally implemented on a 36-month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2009, 2008 and 2007 average costs of natural gas and purchased power shown above.

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming, Pennsylvania and Colorado as well as from various other states. During 2010, 100% of our projected coal requirements of 11.6 million tons are under contracts which are not tied to 2010 market pricing fluctuations. In 2009, our coal-fired generation consisted of six operating plants with a dependable capability of approximately 3,131 MW. However, by the end of 2010, with the addition of OC 1 and the scheduled addition of OC 2, we expect our coal-fired generation to have a dependable capability of 4,161 MW.

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire:

Contract Expiration Date	Annual Tonnage

(Thousands)

Dec. 2010	11,765
Dec. 2011	9,480
Dec. 2012	5,000

Coal Deliveries:   Approximately 88% of our 2010 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines, and transport coal for the Oak Creek expansion units from Pennsylvania and West Virginia. Coal from Colorado mines is also transported via rail to Lake Superior or Lake Michigan transfer docks and delivered by lake vessel to the Milwaukee harbor for Milwaukee-based power plants. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Colorado coal bound for the Presque Isle Power Plant is shipped via rail to Lake Superior and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Certain of our coal transportation contracts contain fuel cost adjustments that are tied to changes in a diesel fuel price index. Currently, diesel fuel contracts are not actively traded; therefore, we are using financial heating oil contracts to mitigate risk. The PSCW has approved a program that allows us to hedge up to 75% of our potential fuel for electric generation in order to help manage our risk of higher delivered cost of coal. The costs of this program are included in our fuel and purchased power costs.

During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL, which will become binding if we are unable to reach an agreement with a third party to sell our interest. We are continuing to negotiate with a third party to sell our interest in this unit. The completion of any sale will be subject to approval by the PSCW.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants with a dependable capability of approximately 1,983 MW at December 31, 2009. We added PWGS 1 and PWGS 2, both natural gas-fired units with a dependable capability of 545 MW each, in July 2005 and May 2008, respectively.

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

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at the Presque Isle Power Plant, and diesel engines at the Pleasant Prairie Power Plant, Valley Power Plant and at the Manistique facility at Edison Sault. Our oil-fired generation had a dependable capability of approximately 262 MW as of December 31, 2009. Our natural gas-fired peaking units have the ability to burn oil if natural gas is not available due to delivery constraints. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Wisconsin Electric's hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 57 MW as of December 31, 2009. Of these 13 plants, 12 plants (86 MW of installed capacity) have long-term licenses from FERC. The thirteenth plant, with an installed generating capacity of approximately 2 MW, does not require a license. Edison Sault's primary source of generation is its hydroelectric generating plant located on the St. Mary's River in Sault Ste. Marie, Michigan. The hydroelectric generating plant has a total dependable capability of approximately 27 MW. The water for this facility is under contract with the United States Army Corps of Engineers with tenure to December 31, 2075. However, the Secretary of the Army has the right to terminate the contract after December 31, 2050 by providing at least a five-year termination notice. No such notice can be given prior to December 31, 2045. Edison Sault pays for all water taken from the St. Mary's River at predetermined rates with a minimum annual payment of $0.1 million. The total flow of water taken out of Lake Superior, which in effect is the flow of water in the St. Mary's River, is under the direction and control of the International Joint Commission, created by the Boundary Water Treaty of 1909 between the United States and Great Britain, now represented by Canada.

Hydroelectric generation is also purchased by Edison Sault under contract from the United States Army Corps of Engineers' hydroelectric generating plant located within the Soo Locks complex on the St. Mary's River in Sault Ste. Marie, Michigan. This 17 MW contract has tenure to November 1, 2040 and cannot be terminated by the United States government prior to November 1, 2030.

Wind:   Wisconsin Electric completed the Blue Sky Green Field wind project in May 2008. This project has 88 turbines, an installed capacity of approximately 145 MW and a current dependable capability of approximately 29 MW. In July 2008, Wisconsin Electric completed the purchase rights to a new wind farm site in central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. We entered into a conditional turbine agreement for the new wind facility and filed a revised, lower cost estimate with the PSCW in May 2009 of $335.2 million to $413.5 million, excluding AFUDC. In January 2010, the PSCW approved the

CPCN. We currently expect to install up to 90 wind turbines with generating capacity of up to approximately 207 MW, subject to turbine selection and the final site configuration. We expect 2012 to be the first full year of operation.

Biomass:   In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood, waste and sawdust will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal 30% investment tax credit. We currently expect the plant to cost approximately $250 million and to be completed during the fall of 2013, subject to regulatory approvals. We expect to file a request for a Certificate of Authority for the project in the first quarter of 2010.

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

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, Wisconsin Electric is purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we will be paying the buyer a predetermined price per MWh for energy delivered. For additional information on the sale of Point Beach, see Note D -- Asset Sales, Divestitures and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 and Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Used Nuclear Fuel Storage & Disposal:   For information concerning used nuclear fuel storage and disposal issues, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments as of December 31, 2009 with unaffiliated parties for the next five years:

Year	MW Under Power Purchase Commitments

2010	1,599
2011	1,599
2012	1,440
2013	1,269
2014	1,269

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

Electric Transmission and Energy Markets

American Transmission Company:   ATC owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan and Illinois. ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. ATC is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and Wisconsin Electric and Edison Sault are non-transmission owning members and customers of MISO. We owned approximately 26.2% of ATC as of December 31, 2009 and 2008.

MISO:   In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and a new ancillary services market. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Electric Transmission and Energy Markets in Item 7.

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

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics from 2005 to 2009 for electric operating revenues, MWh sales and customer data:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2009	2008	2007	2006	2005

Operating Revenues (Millions)
Residential	$993.4	$977.1	$929.6	$883.2	$827.6
Small Commercial/Industrial	881.8	890.6	861.7	814.8	746.1
Large Commercial/Industrial	613.9	659.6	676.9	647.5	602.4
Other - Retail	21.7	21.2	19.7	19.3	17.9

Total Retail Sales	2,510.8	2,548.5	2,487.9	2,364.8	2,194.0
Wholesale - Other	98.3	58.9	95.1	78.0	94.7
Resale - Utilities	47.5	37.5	81.6	51.2	21.3
Other Operating Revenues	55.7	41.5	41.1	35.4	39.7

Total Operating Revenues	$2,712.3	$2,686.4	$2,705.7	$2,529.4	$2,349.7

MWh Sales (Thousands)
Residential	8,122.9	8,448.1	8,586.6	8,322.7	8,562.7
Small Commercial/Industrial	8,800.0	9,260.3	9,430.3	9,142.2	9,192.7
Large Commercial/Industrial	9,348.4	10,903.0	11,245.6	11,173.1	11,687.5
Other - Retail	162.9	167.7	168.7	169.9	171.7

Total Retail Sales	26,434.2	28,779.1	29,431.2	28,807.9	29,614.6
Wholesale - Other	1,180.2	2,281.1	2,178.5	2,057.6	2,541.9
Resale - Utilities	1,548.9	881.0	1,434.5	1,025.7	313.7

Total Sales	29,163.3	31,941.2	33,044.2	31,891.2	32,470.2

Customers - End of Year (Thousands)
Residential	1,020.4	1,018.4	1,015.0	1,009.7	1,001.7
Small Commercial/Industrial	116.8	116.2	114.4	112.3	110.5
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.5	2.5	2.4	2.5	2.4

Total Customers	1,140.4	1,137.8	1,132.5	1,125.2	1,115.3

Customers - Average (Thousands)	1,138.5	1,134.8	1,128.5	1,120.5	1,109.7

Degree Days (a)
Heating (6,640 Normal)	6,825	7,073	6,508	6,043	6,628
Cooling (698 Normal)	475	593	800	723	949

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

Total gas therms delivered, including customer-owned transported gas, were approximately 2,183.9 million therms during 2009, a 4.0% decrease compared with 2008. At December 31, 2009, we were transporting gas for approximately 1,400 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 40.4% of the total volumes delivered during 2009, 39.8% during 2008 and 42.0% during 2007. We had approximately 1,060,200 and 1,056,400 gas customers at December 31, 2009 and 2008, respectively. Our peak daily send-out during 2009 was 1,788,742 Dth on January 15, 2009.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric generation represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to stay flat over the five-year period ending December 31, 2014 as new customer additions are expected to be offset by a reduction in the average use per customer. This forecast reflects a current year normalized sales level and normal weather.

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

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold in recent heating seasons.

Pipeline Capacity and Storage:   The interstate pipelines serving Wisconsin originate in major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico, western Canada and the Rocky Mountains. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios. We have extended our commitment on Guardian's original pipeline through December 2022. We have committed to purchase additional capacity through October 2023 on a new Guardian pipeline extension that was completed during 2009.

Due to the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity, along with our gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   We have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like Wisconsin Gas and Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to the Wisconsin Electric and Wisconsin Gas GCRMs. During 2009, we continued our active participation in the capacity release market. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information on the GCRMs.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 45% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 15% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 35% of planned storage withdrawals using NYMEX based natural gas options. Those approvals allow both Wisconsin Electric and Wisconsin Gas to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to rate payers through their respective GCRMs. Hedge targets (volumes) are provided annually to the PSCW as part of each company's three-year gas supply plan and risk management filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRMs.

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics from 2005 to 2009 for gas operating revenues, therms delivered and customer data:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2009	2008	2007	2006	2005

Operating Revenues (Millions)
Residential	$856.6	$1,057.6	$934.3	$862.4	$898.9
Commercial/Industrial	442.9	572.4	485.4	443.8	465.4
Interruptible	11.9	21.3	17.5	17.0	20.4

Total Retail Gas Sales	1,311.4	1,651.3	1,437.2	1,323.2	1,384.7
Transported Gas	44.8	47.2	48.4	47.8	46.3
Other Operating Revenues	11.7	(3.9)	(4.4)	48.9	(13.5)

Total Operating Revenues	$1,367.9	$1,694.6	$1,481.2	$1,419.9	$1,417.5

Therms Delivered (Millions)
Residential	803.4	841.8	791.7	727.9	791.0
Commercial/Industrial	479.4	503.2	461.9	435.9	460.7
Interruptible	19.1	23.0	22.7	21.3	23.4

Total Retail Gas Sales	1,301.9	1,368.0	1,276.3	1,185.1	1,275.1
Transported Gas	882.0	905.8	921.6	843.8	893.7

Total Therms Delivered	2,183.9	2,273.8	2,197.9	2,028.9	2,168.8

Customers - End of Year (Thousands)
Residential	967.7	963.9	957.9	951.0	940.7
Commercial/Industrial	91.1	91.0	90.2	88.9	87.5
Interruptible	0.1	0.1	0.1	0.1	0.1
Transported Gas	1.3	1.4	1.3	1.4	1.4

Total Customers	1,060.2	1,056.4	1,049.5	1,041.4	1,029.7

Customers - Average (Thousands)	1,055.6	1,050.2	1,042.8	1,033.3	1,019.8

Degree Days (a)
Heating (6,640 Normal)	6,825	7,073	6,508	6,043	6,628

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2009, the steam utility had $39.1 million of operating revenues from the sale of 2,932 million pounds of steam compared with $40.3 million of operating revenues from the sale of 3,081 million pounds of steam during 2008. As of December 31, 2009 and 2008, steam was used by approximately 465 customers, respectively, for processing, space heating, domestic hot water and humidification.

Water Utility Operations:   In April 2009, we sold our water utility to the City of Mequon, Wisconsin for approximately $14.5 million. For further information on the sale of the water utility operations, see Note D -- Asset Sales, Divestitures and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment is involved primarily in the design and construction of new generating capacity under our PTF strategy. As of December 31, 2009, our PTF assets represented virtually all of our non-utility energy segment assets.

During 2000, we performed a comprehensive review of our existing portfolio of businesses and began implementing a strategy of divesting many of our non-utility energy segment businesses. Since 2000, we have sold our interest in many of our non-utility energy assets with proceeds from these sales totaling approximately $631.8 million.

We Power

We Power, through wholly owned subsidiaries, has designed and is constructing approximately 2,320 MW of new generation in Wisconsin, which is the key component of our PTF strategy. This new generation consists of approximately 1,230 MW of new generating capacity from OC 1 and OC 2, and 1,090 MW of generating capacity related to PWGS 1 and PWGS 2. PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. In November 2005, two unaffiliated entities collectively purchased an ownership interest of approximately 17%, or 200 MW, in OC 1 and OC 2. Similar to the generating capacity at PWGS 1 and PWGS 2, We Power will own the remaining 1,030 MW of generating capacity currently being constructed and will lease this capacity to Wisconsin Electric. As of December 31, 2009, we had approximately $1.8 billion of CWIP related to the construction of OC 1 and OC 2. OC 1 was placed into service on February 2, 2010. Bechtel is targeting the commercial operation of OC 2 by the end of August 2010. For further information about our PTF strategy, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7.

Wisvest LLC

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our PTF strategy, Wisvest has discontinued its development activity. As of December 31, 2009, Wisvest's sole operating asset and investment is Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center.

OTHER NON-UTILITY OPERATIONS

Wispark LLC

Wispark develops and invests in real estate, and as of December 31, 2009, had $46.2 million in real estate holdings. Wispark has developed several business parks and other commercial real estate projects, primarily in southeastern Wisconsin.

Wisconsin Energy Capital Corporation

This entity engages in investing and financing activities, including advances to affiliated companies.

REGULATION

Wisconsin Energy Corporation

As required by PUHCA 2005, enacted under the Energy Policy Act, Wisconsin Energy notified FERC of its status as a holding company and sought from FERC exemption from the requirements of PUHCA 2005. In June 2006, Wisconsin Energy received notice from FERC confirming its status as a holding company and granting such exemption.

Non-Utility Asset Cap:   Pursuant to the non-utility asset cap provisions of Wisconsin's public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the law exempts energy-related assets, including the generating plants being constructed by We Power as part of our PTF strategy and assets used for providing environmental engineering services and for processing waste materials, from being counted against the asset cap provided that they are employed in qualifying businesses. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2009.

Utility Energy Segment

Due to the Energy Policy Act's enactment of PUHCA 2005 as noted above, Wisconsin Electric was also required to notify FERC of its status as a holding company by reason of its ownership interest in ATC and to seek exemption from the requirements of PUHCA 2005 from FERC. In June 2006, Wisconsin Electric received notice from FERC confirming its status as a holding company and granting such exemption.

Wisconsin Electric and Edison Sault are subject to the Energy Policy Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act, among other things, made electric utility industry consolidation more feasible, authorized FERC to review proposed mergers and the acquisition of generation facilities, changed the FERC regulatory scheme applicable to qualifying co-generation facilities and modified certain other aspects of energy regulations and Federal tax policies applicable to Wisconsin Electric and Edison Sault. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by FERC, which established mandatory electric reliability standards, replacing the voluntary standards developed by the North American Electric Reliability Corporation, and which has the authority to levy monetary sanctions for failure to comply with the new standards.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric and Edison Sault are both subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Wisconsin Electric's hydroelectric facilities are regulated by FERC. Wisconsin Electric and Edison Sault are subject to regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting. Edison Sault is subject to regulation of FERC with respect to the issuance of certain securities. For information on how rates are set for our regulated entities, see Utility Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

The following table compares the source of our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2009:

	2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin - Retail
Electric	$2,379.2	57.8%	$2,416.8	54.8%	$2,331.1	55.1%
Gas	1,367.9	33.2%	1,694.6	38.3%	1,481.2	35.1%
Steam	39.1	0.9%	40.3	0.9%	35.1	0.8%

Total	3,786.2	91.9%	4,151.7	94.0%	3,847.4	91.0%
Michigan - Retail
Electric	187.2	4.6%	173.2	3.9%	198.0	4.7%
FERC - Wholesale
Electric	145.9	3.5%	96.4	2.1%	176.7	4.2%

Total Utility Operating Revenues	$4,119.3	100.0%	$4,421.3	100.0%	$4,222.1	100.0%

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

Public Benefits and Renewable Portfolio Standard

In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141.  Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Wisconsin Electric's baseline renewable energy percentage is 2.27%. Under Act 141, Wisconsin Electric could not decrease its renewable energy percentage for the years 2006-2009, and for the years 2010-2014, it must increase its renewable energy percentage at least two percentage points to a level of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the DOA back to the PSCW and/or contracted third parties. In addition, Act 141 requires that 1.2% of utilities' annual operating revenues be used to fund these programs.  In July 2008, the Governor of Wisconsin's Task Force on Global Warming, which was established in 2007, issued a final report that recommended that the energy efficiency goal be based on achieving efficiency resulting in a 2% reduction in electric load annually starting in 2015 rather than a goal based on a percent of revenue.

The Task Force's report also includes an increased renewable portfolio standard. Under the Task Force's recommendations, the renewable portfolio standard would increase to 10% by 2013, 20% by 2020 and 25% by 2025.

In December 2009, legislation covering the Task Force recommendations was introduced in the Wisconsin legislature. We are working within the context of the Task Force to provide comments where we believe the proposed legislation deviates from the Task Force recommendations.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

For additional information on Act 141 and current renewable projects, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters - Renewables, Efficiency and Conservation and Utility Rates and Regulatory Matters - Renewable Energy Portfolio in Item 7.

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

The Energy Policy Act and corresponding rules developed by FERC required us to seek FERC authorization to allow Wisconsin Electric to lease OC 1, OC 2 and PWGS 2 from We Power. We received this authorization from FERC in December 2006. We were not required to request similar approval for the PWGS 1 lease between We Power and Wisconsin Electric as this unit was in service prior to the enactment of the Energy Policy Act.

In addition, for a short period prior to the transfer of each generation unit to Wisconsin Electric, We Power will be engaged in the sale of test power, a FERC jurisdictional transaction. We Power received approval from FERC for the sale of test power to Wisconsin Electric from PWGS 1, PWGS 2 and OC 1 and for the transfer of any FERC jurisdictional facilities at Port Washington to Wisconsin Electric and/or ATC. We Power submitted its application seeking approval from FERC to sell test power from OC 2 in January 2010. Environmental permits necessary for operating the facilities are the responsibility of the operating entity, Wisconsin Electric.

ENVIRONMENTAL COMPLIANCE

Our operations are subject to extensive environmental regulations by state and federal environmental agencies governing air and water quality, hazardous and solid waste management, environmental remediation, and management of natural resources. Costs associated with complying with these requirements are significant. Additional future environmental statutes and regulations or revisions to existing laws, including for example, additional regulation of greenhouse gas emissions, coal ash, air emissions or wastewater discharges, could significantly increase these environmental compliance costs.

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in Liquidity and Capital Resources in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3. For further information concerning air and water quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7. For a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality, see Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $188 million in 2009 compared with $135 million in 2008. Expenditures incurred during 2008 and 2009 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. These expenditures are expected to approximate $300 million during 2010, reflecting NOx, SO2 and other pollution control equipment needed to comply with various rules promulgated by the EPA. Operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $66.7 million and $67.2 million during 2009 and 2008, respectively.

Coal-Ash Landfills

We currently have a successful program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and synthetic gypsum, which avoids the need for disposal in specially-designed landfills. Some early designed and constructed coal-ash landfills, which we used prior to developing this program, may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. Sites currently undergoing remediation include the following:

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were effectively implemented at this site during 1999 and 2000. The approved remediation plan was coordinated with activities associated with the construction of the Oak Creek expansion. Currently there is a temporary cap installed which is being used as laydown area and parking. When construction activities are completed, a permanent cap will be installed.

South Oak Creek Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to begin investigation in 2009 for the source of impacts identified in monitoring wells on the site and the surrounding area. Preliminary results indicate that the groundwater impacts may be naturally occurring, or are from another source. Soils from construction of the Oak Creek expansion were added to the existing cover during 2005 and 2006 to increase the thickness of cover materials. A landfill closure application will be completed when the construction documentation report for activities associated with the Oak Creek expansion is submitted to the WDNR.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   As of December 31, 2009, we had the following number of employees:

	Total	Represented
	Employees	Employees

Utility Energy Segment
Wisconsin Electric	4,123	2,720
Wisconsin Gas	476	347
Edison Sault	61	43

Total	4,660	3,110
Non-Utility Energy Segment	27	-
Other	5	-

Total Employees	4,692	3,110

The employees represented under labor agreements were with the following bargaining units as of December 31, 2009:

	Number of Employees	Expiration Date of Current Labor Agreement

Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	1,925	August 15, 2010
Local 317 of International Union of Operating Engineers	491	March 31, 2011
Local 2006 Unit 5 of United Steel Workers	168	November 1, 2011
Local 510 of International Brotherhood of Electrical Workers	136	April 30, 2010

Total Wisconsin Electric	2,720

Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	89	August 15, 2010
Local 2006 Unit 1 of United Steel Workers	121	December 31, 2010
Local 2006 Unit 2 of United Steel Workers	131	December 31, 2010
Local 2006 Unit 3 of United Steel Workers	6	February 28, 2011

Total Wisconsin Gas	347

Edison Sault
Local 13547 of United Steel Workers of America	43	October 22, 2010

Total Edison Sault	43

Total Represented Employees	3,110

ITEM 1A.	RISK FACTORS

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the State of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Further, Wisconsin Electric's hydroelectric facilities are regulated by FERC, and FERC also regulates our wholesale power service practices and electric reliability requirements. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

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

Factors beyond our control could adversely affect project costs and completion of OC 2 and other construction projects.

Under our PTF strategy, we expect to meet a significant portion of our future generation needs through the construction of two 545 MW natural gas-fired generating units at PWGS and two 615 MW coal-fired generating units (of which we own 515 MW each) located adjacent to our existing Oak Creek Power Plant. PWGS 1 and PWGS 2, which have a dependable capability of 545 MW each, were placed in service in July 2005 and May 2008, respectively. OC 1 was placed into service on February 2, 2010. Bechtel is targeting the commercial operation of OC 2 by the end of August 2010.

Large construction projects of this type, as well as the construction of renewable energy generation and environmental improvements, are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the ability to obtain or the cost of labor or materials; the ability of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the ability to obtain necessary operating permits in a timely manner; legal challenges; changes in applicable law or regulations; adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies; other governmental actions; and events in the global economy.

Upon commencement of the commissioning of OC 2, we will be selling test power into the MISO Energy Markets. The amount we receive for the sale of this power will be affected by the market price for energy at the time of sale.

If final costs of the Oak Creek expansion are within 5% of the costs initially approved by the PSCW, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion to be recovered from Wisconsin Electric's ratepayers would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or an event of loss.

In December 2008, Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, submitted claims for schedule and cost relief related to the delay of the in-service dates for OC 1 and OC 2. Through an amended claim filed on October 30, 2009, Bechtel was seeking cost relief of $517.5 million and seven months of relief from liquidated damages for OC 1 and four months of relief for OC 2. These claims, as well as claims submitted by ERS, had been submitted to binding arbitration. Effective December 16, 2009, ERS and Bechtel entered into the Settlement Agreement to resolve these claims, under which, among other things, ERS will pay to Bechtel $72 million. If the PSCW does not allow Wisconsin Electric to collect our share of this settlement in rates, as well as other additional amounts incurred above the costs initially approved by the PSCW, our results of operations could be adversely affected.

We face significant costs of compliance with existing and future environmental regulations.

Our operations are subject to extensive environmental regulations by state and federal environmental agencies governing, among other things, air emissions such as CO2, SO2, NOx, fine particulates and mercury; water discharges and management of hazardous, toxic and solid wastes and substances. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities.

Existing environmental regulations may be revised or new laws or regulations may be adopted which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. In addition, the operation of emission control equipment and further regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants. In the event we are not able to recover all of our environmental expenditures from our customers in the future, our results of operations could be adversely affected.

Our electric and gas utility businesses are also subject to significant liabilities related to the investigation and remediation of environmental contamination at certain of our current and former facilities, and at third-party owned sites. Due to the potential for imposition of stricter standards and greater regulation in the future and the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, conditions may change or additional contamination may be discovered, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate.

In addition, we may also be subject to potential liability in connection with the environmental condition of the facilities that we have previously owned and operated, regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. If we fail (or failed) to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, even if caused by factors beyond our control, that failure or harm may result in the assessment of civil or criminal penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a significant adverse effect on our results of operations and financial condition.

We could face significant costs if coal ash is regulated as a hazardous waste.

We currently have a successful program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and synthetic gypsum, which avoids the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. Recently, however, the EPA stated it is considering classifying coal ash as hazardous waste. If coal ash is classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program. Curtailing our program could result in the loss of a revenue stream that helps to offset the cost of pollution control equipment and the activities necessary to collect the coal ash.

In addition, if coal ash is classified as hazardous waste and we terminate our coal ash utilization program, we could be required to dispose of the coal ash at a significant cost to the Company.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Federal and state legislative and regulatory proposals have been introduced to regulate the emission of greenhouse gases, particularly CO2, and the President and his administration have made it clear that they are focused on reducing such emissions through legislation and/or regulation. In addition, there have been international efforts seeking legally binding reductions in emissions of greenhouse gases.

We believe that future governmental legislation and/or regulation will require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions. However, we cannot currently predict with any certainty what form these future regulations will take, the stringency of the regulations or when they will become effective. Legislation continues to be considered in the United States Congress that would compel greenhouse gas emission reductions. The American Clean Energy and Security Act of 2009 passed the U.S. House of Representatives in June 2009. The bill, among other things, (i) establishes a federal renewable energy standard; (ii) permits energy efficiency measures to satisfy part of the renewable energy standard; and (iii) establishes a cap-and-trade program to reduce greenhouse gas emissions from various sectors of the economy, including electric and natural gas utilities. Similar legislation is currently being considered in the U.S. Senate, and could result in the passage of enforceable federal standards, such as a cap-and-trade program, governing greenhouse gas emissions.

Legislation to regulate greenhouse gases and establish renewable and efficiency standards is also being considered on the state level. The state of Michigan has enacted legislation that calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. The state of Wisconsin is currently considering similar legislation addressing renewable energy and efficiency standards. In addition, the Governors of both Michigan and Wisconsin have signed on to the "Midwestern Greenhouse Gas Reduction Accord" and the associated "platform" document developed through the Midwestern Governors Association. These state and regional initiatives could lead to legislation and regulation of greenhouse gas emissions that could be implemented sooner and/or independent of federal regulation, and could be more stringent than any federal legislation that is adopted.

In addition to these federal and state legislative efforts, the EPA is pursuing regulation of greenhouse gases using its existing authority under the CAA. On December 7, 2009, the EPA issued its long-expected endangerment finding. This determination provides that the atmospheric mix of six greenhouse gases endanger public health and welfare. The determination specifically addresses only the contribution to air pollution of greenhouse gas emissions from motor vehicles and itself has no immediate regulatory effect. However, in combination with a separate EPA rulemaking that will establish limits on greenhouse gas emissions from new motor vehicles, the endangerment finding sets in motion a regulatory process that would likely lead to widespread regulation of greenhouse gas emissions from stationary sources, including electric generating units, absent legislative or other intervention by the Administration. Regulation of greenhouse gas emissions from power plants will impact our ability to do maintenance or modify our existing facilities, and permit new facilities.

In September 2009, the EPA issued two proposals intended to provide guidance on, and effectively change, how the CAA's existing permitting requirements could be applied to sources of greenhouse gas emissions in all sectors of the economy, including major stationary sources of air pollutants like electric generating plants. The endangerment finding, the regulation of greenhouse gas emissions from motor vehicles and these two additional proposals would provide a framework for the EPA to regulate greenhouse gas emissions from major sources under the CAA.

Some states and environmental groups are also bringing lawsuits against electric utilities and others to force reductions in greenhouse gas emissions. A decision in the U.S. Court of Appeals for the Second Circuit has made it easier for lawsuits to move forward based upon the alleged public nuisance of climate change. The Second Circuit ruled that the plaintiffs in that case have standing to file suit against six electric power corporations for their contribution to the alleged public nuisance of climate change, and that the court's jurisdiction over such lawsuit is not barred by the political question doctrine. The U.S. Court of Appeals for the Fifth Circuit reached a similar conclusion in another nuisance lawsuit involving climate change. Based on these recent decisions, this type of litigation may increase in frequency.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with any future legislation, regulation or order that requires a reduction in greenhouse gas emissions or that cost recovery will not be delayed or otherwise conditioned. Any cap-and-trade program that may be adopted, either at the federal, state or regional level, or other legislation, regulation or order designed to reduce greenhouse gas emissions could make some of our electric generating units uneconomic to maintain and could have a material adverse impact on our electric generation and natural gas distribution operations, cash flows and financial condition if such costs are not recovered through regulated rates.

We continue to monitor the legislative, regulatory and legal developments in this area. Although we expect the regulation of greenhouse gas emissions to have a material impact on our operations and rates, we believe it is premature to attempt to quantify the possible costs of the impacts.

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities, preferred stock and common stock. Successful implementation of our long-term business strategies is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, under competitive terms and rates. If our access to any of these markets were limited, or our cost of capital significantly increased due to a rating downgrade, prevailing market conditions, failures of financial institutions or other factors, our results of operations and financial condition could be materially and adversely affected.

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

An increase in natural gas costs could negatively impact our electric and gas utility operations.

Wisconsin Electric burns natural gas in several of its peaking power plants and in PWGS 1 and PWGS 2, and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. In addition, higher natural gas costs also can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. For Wisconsin customers, Wisconsin Electric bears the regulatory risk for the recovery of fuel and purchased power costs when those costs are higher than the forecast of fuel and purchased power costs used to determine the base rate established in its rate structure. Our gas distribution business receives dollar for dollar recovery of the cost of natural gas, subject to tolerance bands and prudency review. However, increased natural gas costs increase the risk that customers will switch to alternative sources of fuel or reduce their usage, which could reduce future gas margins. In addition, an increase in natural gas costs combined with slower economic conditions could also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Additionally, high natural gas costs increase our working capital requirements.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We are dependent on coal for much of our electric generating capacity. Although we currently have an adequate supply of coal at our coal-fired facilities, there can be no assurance that we will continue to have an adequate supply of coal in the future. While we have coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. If we significantly reduce our inventory of coal and are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation from higher cost generating resources or through additional power purchases in the MISO Energy Markets.

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

Our cost of providing defined benefit pension plans is dependent upon a number of factors including actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Changes made to the plans may also impact current and future pension costs. Depending upon the growth rate of the pension investments over time and other factors impacting our costs as listed above, we may be required to contribute significant additional amounts in the future to fund our plans. These additional funding obligations could have a material adverse impact on our cash flows, financial condition or results of operations.

We are exposed to risks related to general economic conditions in our service territories.

Our electric and gas utility businesses are impacted by the economic cycles of the customers we serve. As a result of the significant downturn in the economy during 2008 and 2009, we saw a deterioration in regional economic conditions. As the demand for products produced in our service area declines, we ordinarily experience reduced demand for electricity and/or natural gas. If the economic conditions in our service territories and/or demand for products produced in our service area does not continue to improve or declines again, we could experience a further reduction in demand for electricity and/or natural gas that could result in decreased earnings and cash flow. We would also expect our collections of accounts receivable to be adversely impacted.

Customer growth in our service areas affects our results of operations.

Our results of operations are affected by customer growth in our service areas. Customer growth can be affected by population growth as well as economic factors in Wisconsin and the Upper Peninsula of Michigan, including job and income growth. Customer growth directly influences the demand for electricity and gas, and the need for additional power generation and generating facilities. Population declines and/or business closings in our service territories or slower than anticipated customer growth as a result of the significant downturn in the economy during 2008 and 2009 or otherwise has, to a limited extent, and could continue to have, a material adverse impact on our cash flow, financial condition or results of operations.

We are a holding company and are subject to restrictions on our ability to pay dividends.

Wisconsin Energy is a holding company and has no significant operations of its own. Accordingly, our ability to meet our financial obligations and pay dividends on our common stock is dependent upon the ability of our subsidiaries to pay amounts to us, whether through dividends or other payments. The ability of our subsidiaries to pay amounts to us will depend on the earnings, cash flows, capital requirements and general financial condition of our subsidiaries and on regulatory limitations. Prior to distributing cash to Wisconsin Energy, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and preferred stock dividends. Our subsidiaries also have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. In addition, each of the bank back-up credit facilities for Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have specified total funded debt to capitalization ratios that must be maintained.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility businesses and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock.

Under the Wisconsin Utility Holding Company Act, we remain subject to certain restrictions that have the potential of limiting our diversification into non-utility businesses. Under the Act, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates in the system.

In addition, the Act precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the PSCW has first determined that the acquisition is in the best interests of utility customers, investors and the public. This provision and other requirements of the Act may delay or reduce the likelihood of a sale or change of control of Wisconsin Energy. As a result, shareholders may be deprived of opportunities to sell some or all of their shares of our common stock at prices that represent a premium over market prices.

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

FERC continues to support the existing RTOs that affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the bid-based energy markets that are part of the MISO Energy Markets on April 1, 2005. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. In addition, in January 2009, MISO implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with MISO's existing energy markets.

The new market designs have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

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

As of December 31, 2009, we owned the following generating stations:

		No. of	Dependable
		Generating	Capability
Name	Fuel	Units	In MW (a)

Coal-Fired Plants
Oak Creek (b)	Coal	4	1,139
Presque Isle	Coal	5	431
Pleasant Prairie	Coal	2	1,218
Valley	Coal	2	227
Edgewater 5 (c)	Coal	1	105
Milwaukee County	Coal	3	11

Total Coal-Fired Plants		17	3,131
Hydro Plants (14 in number)		107	84
Port Washington Generating Station (d)	Gas	2	1,090
Germantown Combustion Turbines	Gas/Oil	5	345
Concord Combustion Turbines	Gas/Oil	4	400
Paris Combustion Turbines	Gas/Oil	4	400
Byron Wind Turbines (e)	Wind	2	-
Blue Sky Green Field (f)	Wind	88	29
Other Combustion Turbines & Diesel	Gas/Oil	4	10

Total System		233	5,489

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values are established by tests and may change slightly from year to year.

(b)

OC 1 was placed into service on February 2, 2010.Bechtel is targeting the commercial operation of OC 2 by the end of August 2010. Our share of the dependable capability of these units is estimated to be 1,030 MW.

(c)

We have a 25% interest in Edgewater Generating Unit 5, which is operated by WPL, an unaffiliated utility. During the fourth quarter of 2009, we reached a contingent agreement with WPL to sell our interest in this unit. We are continuing to negotiate with a third party to sell our interest in this unit. Any sale will be subject to PSCW approval.

(d)

Effective July 2005 and May 2008, Wisconsin Electric began leasing PWGS 1 and PWGS 2, respectively, from We Power under 25 year leases. Both units are natural gas-fired generation units with 545 MW each of dependable capability.

(e)	The Byron Wind Turbines are able to generate up to 1.2 MW of electricity; however, due to the intermittent characteristics of wind power, their dependable capability is less than 1 MW.

(f)	Blue Sky Green Field is able to generate up to approximately 145 MW of electricity; however, due to the intermittent characteristics of wind power, its dependable capability is approximately 29 MW.

As of December 31, 2009, we operated approximately 22,809 pole-miles of overhead distribution lines and 23,778 miles of underground distribution cable, as well as approximately 337 distribution substations and 284,974 line transformers.

As of December 31, 2009, our gas distribution system included approximately 20,204 miles of distribution and transmission mains connected at 184 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company, Great Lakes Transmission Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have liquefied natural gas storage plants which convert and store, in liquefied form, natural gas received during periods of low consumption. The liquefied natural gas storage plants have a send-out capability of 73,600 Dth per day. We also have propane air systems for peaking purposes. These propane air systems will provide approximately 2,400 Dth per day of supply to the system. Our gas distribution system consists almost entirely of plastic and coated steel pipe.

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

As of December 31, 2009, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

We Power:   We Power completed construction of PWGS 1 and PWGS 2, both natural gas units with a dependable capability of 545 MW each, in July 2005 and May 2008, respectively. We Power also completed construction of OC 1, a 615 MW coal plant (of which we own approximately 515 MW), on February 2, 2010. We Power is still in the process of constructing OC 2, another 615 MW coal plant of which we will also own approximately 515 MW. For information about PTF, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7.

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

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. Management believes that our existing facilities are in material compliance with applicable environmental requirements.

Solvay Coke and Gas Site:   Wisconsin Electric and Wisconsin Gas have been identified as potentially responsible parties at the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site. In 2007, Wisconsin Electric, Wisconsin Gas and several other parties entered into an Administrative Settlement Agreement and Order with the EPA to perform additional investigation and assessment and reimburse the EPA's oversight costs. Under the Administrative Settlement Agreement, neither Wisconsin Electric nor Wisconsin Gas admits to any liability for the site, waives any liability defenses, or commits to perform future site remedial activities at this time. The companies' share of the costs to perform the required work and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Edgewater Generating Unit 5:   In December 2009, the EPA issued a NOV concerning several coal-fired power plants owned and operated by WPL, including Edgewater Generating Unit 5, of which Wisconsin Electric owns 25%. Due to that ownership interest, Wisconsin Electric was named in the NOV. The NOV alleges that certain maintenance projects at WPL's units, including Edgewater 5, were undertaken without obtaining air permits required by the CAA. Wisconsin Electric is working with WPL, who is the primary owner and operator of the plants, and the co-owners of the other plants identified in the NOV, to respond to the NOV. At this time, we cannot predict the outcome of this matter. Also in December 2009, the Sierra Club submitted to WPL a notice of intent to file a citizen suit under the CAA. This notice of intent alleged violations of air permitting and opacity requirements at the Edgewater Generating Station.

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

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric, Wisconsin Gas and Edison Sault do business.

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

For information regarding additional legal matters, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7. For information concerning our PTF strategy, including the Settlement Agreement with Bechtel, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2009 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa. Age 59.

  Wisconsin Energy -- Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
  Wisconsin Electric -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Wisconsin Gas -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Director of Joy Global, Inc. and Badger Meter, Inc.
  Director of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since 2003.

Charles R. Cole.   Age 63.

  Wisconsin Electric -- Senior Vice President since 2001.
  Wisconsin Gas -- Senior Vice President since July 2004.

Stephen P. Dickson.   Age 49.

  Wisconsin Energy -- Vice President since 2005. Controller since 2000.
  Wisconsin Electric -- Vice President since 2005. Controller since 2000.
  Wisconsin Gas -- Vice President since 2005. Controller since 1998.

James C. Fleming.   Age 64.

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

Frederick D. Kuester.   Age 59.

  Wisconsin Energy -- Executive Vice President since May 2004.
  Wisconsin Electric -- Executive Vice President since May 2004. Chief Operating Officer since October 2003.
  Wisconsin Gas -- Executive Vice President since May 2004.

Mirant Corporation, of which Mr. Kuester was Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia - Pacific Limited from 1999 to October 2003, and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett.   Age 43.

  Wisconsin Energy -- Executive Vice President since May 2004. Chief Financial Officer since
      July 2003.
  Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.

Kristine A. Rappé.   Age 53.

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

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2009, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had approximately 45,500 registered stockholders.

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

Our current dividend policy is to target a dividend payout ratio between 40% and 45% of expected earnings for the years 2010 and 2011. Beginning in 2012, we plan to target a dividend payout ratio of 45% to 50% of expected earnings. In January 2010, our Board of Directors increased our quarterly dividend to $0.40 per share, which would result in annual dividends of $1.60 per share.

Range of Wisconsin Energy Common Stock Prices and Dividends:

	2009			2008

Quarter	High	Low	Dividend	High	Low	Dividend

First	$46.48	$36.31	$0.3375	$49.61	$42.00	$0.27
Second	$42.23	$36.67	0.3375	$48.75	$44.22	0.27
Third	$46.50	$40.25	0.3375	$47.24	$42.01	0.27
Fourth	$50.62	$42.89	0.3375	$46.10	$34.89	0.27

Annual	$50.62	$36.31	$1.35	$49.61	$34.89	$1.08

ISSUER PURCHASES OF EQUITY SECURITIES

2009	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

October 1- October 31	1,278	$44.26	-	$ -

November 1- November 30	1,392	$45.51	-	$ -

December 1- December 31	-	$ -	-	$ -

Total	2,670	$44.91	-	$ -

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6
ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2009	2008	2007	2006	2005
Year Ended December 31
Net income - Continuing Operations (Millions)	$ 377.2	$ 357.8	$ 335.7	$ 311.8	$ 303.0
Earnings per share - Continuing Operations
Basic	$ 3.23	$ 3.06	$ 2.87	$ 2.66	$ 2.59
Diluted	$ 3.20	$ 3.03	$ 2.83	$ 2.63	$ 2.56

Dividends per share of common stock	$ 1.35	$ 1.08	$ 1.00	$ 0.92	$ 0.88

Operating revenues (Millions)
Utility energy	$ 4,119.3	$ 4,421.3	$ 4,222.1	$ 3,976.5	$ 3,790.7
Non-utility energy	163.1	126.2	75.7	69.1	40.0
Eliminations and Other	(154.5)	(119.7)	(62.7)	(51.7)	(17.5)

Total operating revenues	$ 4,127.9	$ 4,427.8	$ 4,235.1	$ 3,993.9	$ 3,813.2

As of December 31 (Millions)
Total assets	$ 12,697.9	$ 12,617.8	$ 11,720.3	$ 11,130.2	$ 10,462.0
Long-term debt (including current maturities) and
capital lease obligations	$ 4,171.5	$ 4,136.5	$ 3,525.3	$ 3,370.1	$ 3,527.0
Common Stock Closing Price	$ 49.83	$ 41.98	$ 48.71	$ 47.46	$ 39.06

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Millions of Dollars, Except Per Share Amounts) (a)

	March		June

Three Months Ended	2009	2008	2009	2008

Operating revenues	$ 1,396.2	$ 1,431.1	$ 842.5	$ 945.4
Operating income	243.0	217.5	119.2	107.9

Income from Continuing Operations	141.5	123.0	63.4	58.2
Income (loss) from Discontinued Operations	-	0.2	0.3	(0.2)

Total Net Income	$ 141.5	$ 123.2	$ 63.7	$ 58.0

Earnings per share of common stock (basic) (b)
Continuing operations	$ 1.21	$ 1.05	$ 0.54	$ 0.50
Discontinued operations	-	-	-	-

Total earnings per share (basic)	$ 1.21	$ 1.05	$ 0.54	$ 0.50

Earnings per share of common stock (diluted) (b)
Continuing operations	$ 1.20	$ 1.04	$ 0.54	$ 0.49
Discontinued operations	-	-	-	-

Total earnings per share (diluted)	$ 1.20	$ 1.04	$ 0.54	$ 0.49

	September		December

Three Months Ended	2009	2008	2009	2008

Operating revenues	$ 821.9	$ 851.5	$ 1,067.3	$ 1,199.8
Operating income	104.9	138.4	196.6	195.4

Income from Continuing Operations	58.7	76.6	113.6	100.0
Income (loss) from Discontinued Operations	(0.2)	0.9	5.1	0.4

Total Net Income	$ 58.5	$ 77.5	$ 118.7	$ 100.4

Earnings per share of common stock (basic) (b)
Continuing operations	$ 0.50	$ 0.65	$ 0.97	$ 0.86
Discontinued operations	-	0.01	0.04	-

Total earnings per share (basic)	$ 0.50	$ 0.66	$ 1.01	$ 0.86

Earnings per share of common stock (diluted) (b)
Continuing operations	$ 0.50	$ 0.64	$ 0.96	$ 0.85
Discontinued operations	-	0.01	0.04	-

Total earnings per share (diluted)	$ 0.50	$ 0.65	$ 1.00	$ 0.85

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

Our utility energy segment, primarily consists of Wisconsin Electric and Wisconsin Gas, both doing business under the trade name of "We Energies". We generate and distribute electricity in Wisconsin and the Upper Peninsula of Michigan and we distribute natural gas in Wisconsin. Our non-utility energy segment primarily consists of We Power. We Power is principally engaged in the engineering, construction and development of electric power generating facilities for long-term lease to Wisconsin Electric under our PTF strategy.

CORPORATE STRATEGY

Business Opportunities

We seek to increase shareholder value by leveraging on our core competencies. Our key corporate strategy, announced in September 2000, is PTF. This strategy is designed to address Wisconsin's growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It is also designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. PWGS 1 and PWGS 2, two 545 MW natural gas electric generating units, were placed in service in July 2005 and May 2008, respectively, and OC 1, a 615 MW coal-fired generating unit, was placed in service on February 2, 2010. Although the new guaranteed in-service date is November 28, 2010, our contractor, Bechtel, is currently targeting commercial operation of OC 2, another 615 MW coal-fired generating unit, by the end of August 2010.

We have an undivided ownership interest in 515 MW of each of OC 1 and OC 2. We sold an approximately 17%, or 100 MW, ownership interest in each of OC 1 and OC 2 to two co-owners.

Utility Energy Segment:   Our utility energy segment strives to provide reasonably priced energy delivered at high levels of customer service and reliability. We expect our prices to continue to be established by our regulatory bodies under traditional rate base, cost of service methodologies. We continue to gain efficiencies and improve the effectiveness of our service deliveries through the combined support operations of our electric and gas businesses. We work to obtain a reliable, reasonably-priced supply of electricity through plants that we operate and various long-term supply contracts.

Non-Utility Energy Segment:   Our primary focus in this segment is to improve the supply of electric generation in Wisconsin. We Power was formed to design, construct, own and lease to Wisconsin Electric new generation assets under our PTF strategy.

Power the Future Strategy:   In February 2001, we filed a petition with the PSCW that would allow us to begin implementing our 10-year PTF strategy to improve the supply and reliability of electricity in Wisconsin. PTF is intended to meet the demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Under PTF, we are (1) investing approximately $2.7 billion in 2,120 MW of new natural gas-fired and coal-fired generating capacity at existing sites; (2) upgrading our existing electric generating facilities; and (3) investing in upgrades of our existing energy distribution system.

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

We have financed the construction of the PTF units with internally generated cash, asset sales and short-term borrowings. When the plants are placed into service, we issue long-term debt and use the net proceeds to repay the short-term borrowings. We currently do not plan to issue any new common equity as part of our PTF strategy.

The primary risks that remain under PTF are construction risks associated with the schedule and costs for OC 2; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions, laws or regulations by the permitting agencies; the ability to obtain necessary operating permits in a timely manner; obtaining the investment capital from outside sources necessary to implement the strategy; governmental actions; and events in the global economy.

For further information concerning PTF capital requirements, see Liquidity and Capital Resources below. For additional information regarding risks associated with our PTF strategy, see Factors Affecting Results, Liquidity and Capital Resources below.

Sale of Point Beach:   In September 2007, Wisconsin Electric sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories and assumed the obligation to decommission the plant. Wisconsin Electric retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. Wisconsin Electric deferred the net gain on the sale of approximately $418 million as a regulatory liability and deposited those proceeds into a restricted cash account. In connection with the sale, Wisconsin Electric also transferred $390 million of decommissioning funds to the buyer. Wisconsin Electric then liquidated the balance of the decommissioning trust assets and retained approximately $552 million, which was also placed into the restricted cash account. At the direction of our regulators, we are using the cash in the restricted cash account and the interest earned on the balance for the benefit of our customers and to pay certain taxes related to the liquidation of the qualified decommissioning trust. For further information on the 2008 and 2010 rate cases, see Utility Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in this report.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, Wisconsin Electric is purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we are paying a pre-

determined price per MWh for energy delivered.

Divestiture of Assets

Our PTF strategy led to a decision to divest non-core businesses. These non-core businesses primarily included non-utility generation assets located outside of Wisconsin, a substantial amount of Wispark's real estate portfolio and our manufacturing business. In addition, in 2001 we contributed our transmission assets to ATC and received cash proceeds of $119.8 million and an economic interest in ATC. In 2007, we sold Point Beach for approximately $924 million. Since 2000, we have received total proceeds of approximately $3.2 billion from the divestiture of assets.

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for 2009, 2008 and 2007:

Wisconsin Energy Corporation	2009	2008	2007

	(Millions of Dollars)

Utility Energy	$554.3	$580.5	$584.7
Non-Utility Energy	120.1	89.3	47.4
Corporate and Other	(10.7)	(10.6)	(4.9)

Total Operating Income	663.7	659.2	627.2
Equity in Earnings of Transmission Affiliate	59.1	51.8	43.1
Other Income and Deductions, net	28.4	17.0	48.9
Interest Expense, net	156.7	153.7	167.6

Income From Continuing Operations Before Income Taxes	594.5	574.3	551.6
Income Taxes	217.3	216.5	215.9

Income From Continuing Operations	377.2	357.8	335.7
Income (Loss) From Discontinued Operations, Net of Tax	5.2	1.3	(0.1)

Net Income	$382.4	$359.1	$335.6

Diluted Earnings Per Share
Continuing Operation	$3.20	$3.03	$2.83
Discontinued Operations	0.04	0.01	-

Total Diluted Earnings Per Share	$3.24	$3.04	$2.83

An analysis of contributions to operating income by segment and a more detailed analysis of results follow.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

2009 vs. 2008:   Our utility energy segment contributed $554.3 million of operating income during 2009 compared with $580.5 million of operating income during 2008. The most significant factors that impacted operating income during 2009 were less favorable weather during the spring and summer months and a decline in economic conditions throughout 2009, both of which decreased electric sales. However, we experienced a decrease in fuel and purchased power costs largely due to lower MWh sales and a decrease in operating and maintenance expense during 2009 as compared to 2008.

2008 vs. 2007:   Our utility energy segment contributed $580.5 million of operating income during 2008 compared with $584.7 million of operating income during 2007. During 2008, we experienced less favorable weather in the summer months, which decreased electric sales. In addition, our fuel and purchased power costs increased primarily as a result of the power purchase agreement entered into upon the sale of Point Beach. Finally, our other operating and maintenance expenses were higher due primarily to increased regulatory amortizations allowed in rates. These items were largely offset by our rate increases and increased margin from gas sales due to colder weather.

The following table summarizes our utility energy segment's operating income during 2009, 2008 and 2007:

Utility Energy Segment	2009	2008	2007

	(Millions of Dollars)
Operating Revenues
Electric	$2,712.3	$2,686.4	$2,705.7
Gas	1,367.9	1,694.6	1,481.2
Other	39.1	40.3	35.2

Total Operating Revenues	4,119.3	4,421.3	4,222.1
Fuel and Purchased Power (a)	1,068.4	1,244.9	1,000.6
Cost of Gas Sold	912.0	1,220.9	1,052.3

Gross Margin	2,138.9	1,955.5	2,169.2
Other Operating Expenses
Other Operation and Maintenance (a)	1,387.6	1,451.7	1,173.5
Depreciation, Decommissioning
and Amortization (a)	316.2	303.8	314.9
Property and Revenue Taxes	111.5	107.6	102.6

Total Operating Expenses	3,795.7	4,328.9	3,643.9
Amortization of Gain	230.7	488.1	6.5

Operating Income	$554.3	$580.5	$584.7

(a)

In September 2007, we sold Point Beach and commenced purchasing power from the new owner under a power purchase agreement. As a result of the sale and the power purchase agreement, our 2009 and 2008 earnings reflect higher fuel and purchased power costs as compared to 2007. In addition, as it relates to nuclear operating costs, our 2009 and 2008 operating income reflects lower other operation and maintenance costs and lower depreciation, decommissioning and amortization costs as we no longer own Point Beach.

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

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2009 with similar information for 2008 and 2007, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			MWh Sales

Electric Utility Operations	2009	2008	2007	2009	2008	2007

	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$993.4	$977.1	$929.6	8,122.9	8,448.1	8,586.6
Small Commercial/Industrial	881.8	890.6	861.7	8,800.0	9,260.3	9,430.3
Large Commercial/Industrial	613.9	659.6	676.9	9,348.4	10,903.0	11,245.6
Other-Retail	21.7	21.2	19.7	162.9	167.7	168.7

Total Retail Sales	2,510.8	2,548.5	2,487.9	26,434.2	28,779.1	29,431.2
Wholesale - Other	98.3	58.9	95.1	1,180.2	2,281.1	2,178.5
Resale - Utilities	47.5	37.5	81.6	1,548.9	881.0	1,434.5
Other Operating Revenues	55.7	41.5	41.1	-	-	-

Total	$2,712.3	$2,686.4	$2,705.7	29,163.3	31,941.2	33,044.2

Fuel and Purchased Power
Fuel	518.4	570.8	570.1
Purchased Power	537.3	660.6	419.7

Total Fuel and Purchased Power	1,055.7	1,231.4	989.8

Total Electric Gross Margin	$1,656.6	$1,455.0	$1,715.9

Weather - Degree Days (a)
Heating (6,640 Normal)				6,825	7,073	6,508
Cooling (698 Normal)				475	593	800

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2009 vs. 2008:   Our electric utility operating revenue increased by $25.9 million, or 1.0%, when compared to 2008. The most significant factors that caused a change in revenues were:

  2009 pricing increases totaling approximately $109.9 million reflecting the reduction of Point Beach credits to retail customers.
  A one-time FERC-approved refund to our wholesale customers in 2008 associated with their share of the gain on the sale of Point Beach that reduced 2008 wholesale revenues by $62.5 million.
  Net pricing increases totaling approximately $20.4 million related to Wisconsin and Michigan rate orders.
  Unfavorable weather that reduced electric revenues by an estimated $35.3 million as compared to 2008.
  A slowdown in the economy that reduced commercial and industrial sales by an estimated $129.0 million and wholesale sales by an estimated $30.9 million.

Our total electric sales volumes decreased by approximately 8.7% as compared to 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and milder weather, which primarily affected our residential sales. Total retail sales declined approximately 8.1%. Of the 8.1% decline in retail sales, approximately 7.0% relates to sales volumes at our large and small commercial and industrial customers. As measured by cooling degree days, 2009 was 19.9% cooler than 2008 and 31.9% cooler than normal.

We currently estimate that 2010 electric revenues will increase because of the impact of the 2010 PSCW rate increase, the reduction in the Point Beach bill credits and a slight increase in sales to large commercial and industrial customers as current economic conditions have improved slightly in our service territory. We would also expect residential sales to increase if we experience normal summer weather. However, we expect sales to small commercial and industrial customers to decrease slightly from 2009. For further information regarding the January

2010 PSCW rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- 2010 Rate Case.

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

We also estimate that weather reduced our revenues by approximately $28.3 million for the year ended December 31, 2008 as compared the same period in 2007. As measured by cooling degree days, 2008 was approximately 25.9% cooler than 2007 and 17.5% cooler than normal. Resale sales declined by approximately $44.1 million primarily because of less favorable weather, which reduced demand for our higher cost generation that was not being utilized to serve our retail customers. In addition, we experienced a $9.0 million decrease in revenue related to the settlement of a billing dispute with our largest customers, two iron ore mines, that occurred in 2007. Partially offsetting these decreases, we estimate that our electric revenues were approximately $142.9 million higher than the same period in 2007 because of pricing increases we received in the January 2008 PSCW rate case, the interim April 2008 and final July 2008 PSCW fuel orders and a wholesale rate increase effective in May 2007.

Electric Fuel and Purchased Power Expenses

2009 vs. 2008:   Our electric fuel and purchased power costs decreased by $175.7 million, or approximately 14.3%, when compared to 2008. This decline was primarily caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and transportation costs. Approximately $41.2 million of this decrease related to the one-time amortization of deferred fuel costs recorded in the first quarter of 2008 pursuant to the January 2008 PSCW rate order. Adjusted for the one-time amortization, our electric fuel and purchased power costs decreased by $134.5 million, or 10.9%.

We expect that electric fuel and purchased power expenses in 2010 will be impacted by the price of natural gas, changes in the cost of coal and related transportation prices and changes in electric sales.

2008 vs. 2007:   Our electric fuel and purchased power costs increased by $241.6 million, or approximately 24.4%, when compared to 2007. The largest factor related to this increase was the power purchase agreement we entered into in connection with the sale of Point Beach, which increased costs by approximately $247.0 million in 2008. In addition, in connection with the January 2008 PSCW rate order, we recorded a $41.2 million one-time amortization of deferred fuel costs in the first quarter of 2008. After adjusting for the Point Beach power purchase agreement and one-time amortization of deferred fuel cost, fuel and purchased power costs decreased by approximately $46.6 million, or 4.7%. Cost increases resulting from higher natural gas prices, purchased energy and coal and related transportation prices were more than offset by lower costs resulting from reduced MWh sales during 2008 as compared to 2007.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2009, 2008 and 2007:

Gas Utility Operations	2009	2008	2007

	(Millions of Dollars)

Operating Revenues	$1,367.9	$1,694.6	$1,481.2
Cost of Gas Sold	912.0	1,220.9	1,052.3

Gross Margin	$ 455.9	$ 473.7	$ 428.9

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under GCRMs. The following table compares our gas utility gross margin and therm deliveries by customer class during 2009, 2008 and 2007:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2009	2008	2007	2009	2008	2007

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$291.5	$299.5	$273.9	803.4	841.8	791.7
Commercial/Industrial	104.6	109.3	93.4	479.4	503.2	461.9
Interruptible	2.0	2.4	2.0	19.1	23.0	22.7

Total Retail	398.1	411.2	369.3	1,301.9	1,368.0	1,276.3
Transported Gas	49.6	52.2	51.7	882.0	905.8	921.6
Other Operating	8.2	10.3	7.9	-	-	-

Total	$455.9	$473.7	$428.9	2,183.9	2,273.8	2,197.9

Weather - Degree Days (a)
Heating (6,640 Normal)				6,825	7,073	6,508

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2009 vs. 2008:   Our gas margin decreased by $17.8 million, or approximately 3.8%, when compared to 2008. We estimate that milder winter weather and a decline in economic conditions caused margins to decrease by approximately $14.4 million during 2009 as compared to 2008. As measured by heating degree days, 2009 was 3.5% warmer than 2008, but 2.8% colder than normal.

We expect our 2010 gas margins will be impacted by weather; however, as noted above, 2009 was colder than normal.

2008 vs. 2007:   Our gas margin increased by $44.8 million, or approximately 10.4%, when compared to 2007. We estimate that approximately $22.5 million of this increase related to pricing increases that we received in the January 2008 PSCW rate order. Additionally, we estimate that weather had a positive impact on our gas margin of approximately $13.9 million. Temperatures (as measured by heating degree days) were 8.7% colder in 2008 as compared to 2007, and 5.9% colder than normal.

Other Operation and Maintenance Expense

2009 vs. 2008:   Our other operation and maintenance expense decreased by $64.1 million, or approximately 4.4%, when compared to 2008. The largest factor for this decrease relates to a $43.8 million one-time amortization of deferred bad debt costs in 2008 pursuant to the January 2008 PSCW rate order. The January 2008 PSCW rate order, which was in effect for all of 2009, allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate that these items were approximately $15.9 million higher in 2009 as compared to 2008. The remaining decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Our utility operation and maintenance expenses are influenced by wage inflation, employee benefit costs, plant outages and amortization of regulatory assets. We expect our 2010 other operation and maintenance expenses to increase because of costs associated with the new Oak Creek units and regulatory amortizations.

2008 vs. 2007:   Our other operation and maintenance expenses increased by approximately $278.2 million, or 23.7%, when compared to 2007. The January 2008 PSCW rate order allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. These items were $262.8 million higher in 2008 as compared to 2007. In addition to these regulatory amortizations, in connection with the January 2008 PSCW rate order, we recorded a one-time $43.8 million amortization of deferred bad debt costs in the first quarter of 2008. We also incurred approximately $64.1 million of increased expenses related to the operation and maintenance of our power plants and electric distribution system. These increased costs were also considered in the rate setting process. These increases were partially offset by a $119.7 million decrease in nuclear operation and maintenance expense related to Point Beach as we sold the plant in September 2007.

Depreciation, Decommissioning and Amortization Expense

2009 vs. 2008:   Depreciation, decommissioning and amortization expense increased by $12.4 million, or approximately 4.1%, when compared to 2008. This increase was the result of higher depreciation related to new capital projects placed in service, including the Blue Sky Green Field wind project which was placed into service in May 2008.

We expect depreciation, decommissioning and amortization expense to decrease by approximately $50 million in 2010 because of new depreciation rates that were implemented in connection with the January 2010 PSCW rate order. The new depreciation rates generally reflect longer lives for our utility assets.

2008 vs. 2007:   Depreciation, decommissioning and amortization expense decreased by approximately $11.1 million, or 3.5%, when compared to 2007. The 2007 sale of Point Beach reduced depreciation, decommissioning and amortization expense by approximately $24 million. Partially offsetting this decline was higher depreciation related to new projects including the Blue Sky Green Field wind project.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits are being returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits or make refunds to customers. When the bill credits and refunds are issued to customers, we transfer cash from the restricted accounts to the unrestricted accounts, adjusted for taxes.

During 2009, 2008 and 2007, the Amortization of Gain was as follows:

Amortization of Gain	2009	2008	2007

	(Millions of Dollars)

Bill Credits - Retail	$230.7	$340.6	$6.5
One-Time FERC Refund	-	62.5	-
One-Time Amortization to Offset Regulatory Asset	-	85.0	-

Total Amortization of Gain	$230.7	$488.1	$6.5

During 2010, we expect to see a reduction in the Amortization of Gain of approximately $36.0 million related to the scheduled decrease in bill credits to retail customers compared to 2009. We expect that all remaining bill credits will be issued by the end of 2010.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The most significant subsidiary included in this segment is We Power, which constructs and owns power plants associated with our PTF strategy and leases them to Wisconsin Electric. This segment primarily reflects revenues billed under the leases for PWGS 1, PWGS 2 and the new Oak Creek coal handling and water intake systems and the related depreciation expense.

Non Utility Energy Segment	2009	2008	2007

	(Millions of Dollars)

Operating Revenues	$163.1	$126.2	$75.7
Other Operating Expenses
Other Operation and Maintenance	13.3	14.6	15.9
Depreciation, Decommissioning and Amortization	29.2	21.9	12.1
Property and Revenue Taxes	0.5	0.4	0.3

Operating Income	$120.1	$89.3	$47.4

Note: We Power's PTF lease revenues and Wisconsin Electric's lease costs are eliminated in consolidation.

2009 vs. 2008:   Our non-utility energy segment contributed $120.1 million of operating income in 2009 compared to operating income of $89.3 million in 2008. This increase primarily relates to a full year of earnings from PWGS 2, which was placed in service in May 2008, and the earnings from the water intake system at Oak Creek, which was placed in service in January 2009.

In 2010, we expect our non-utility energy segment to generate significantly higher operating income in connection with our new coal plants. OC 1was placed in service on February 2, 2010. Bechtel is targeting commercial operation of OC 2 by the end of August 2010.

2008 vs. 2007:   Our non-utility energy segment contributed $89.3 million of operating income in 2008 compared to operating income of $47.4 million in 2007. This increase was primarily related to lease income from PWGS 2 and the full year impact of the coal handling system for Oak Creek, which was placed in service in November 2007.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

2009 vs. 2008:   Corporate and other affiliates had an operating loss of $10.7 million in 2009 compared with an operating loss of $10.6 million in 2008. In the foreseeable future, we expect to have slight operating losses as we have minimal business operations in this segment.

2008 vs. 2007:   Corporate and other affiliates had an operating loss of $10.6 million in 2008 compared with an operating loss of $4.9 million in 2007. The increase in operating loss was primarily related to reduced real estate sales during 2008 as compared to 2007.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS, NET

The following table identifies the components of consolidated other income and deductions, net during 2009, 2008 and 2007:

Other Income and Deductions, net	2009	2008	2007

	(Millions of Dollars)

Carrying Costs	$ -	$ 0.8	$28.8
Gain on Property Sales	1.7	2.6	13.1
AFUDC - Equity	16.0	7.8	5.2
Other, net	10.7	5.8	1.8

Total Other Income and Deductions, net	$28.4	$17.0	$48.9

2009 vs. 2008:   Other income and deductions, net increased by $11.4 million when compared to 2008 primarily due to higher interest income and an increase in AFUDC - Equity related to the construction of our Oak Creek AQCS project. We expect to see an increase in AFUDC - Equity during 2010 with the continued construction of the Oak Creek AQCS project at Wisconsin Electric.

2008 vs. 2007:   Other income and deductions, net decreased by $31.9 million when compared to 2007. We stopped accruing carrying charges on regulatory assets as the January 2008 PSCW rate order allowed a current return on them. Additionally, in 2007 we recognized approximately $13.1 million on property sales, most of which related to land sales in northern Wisconsin and the Upper Peninsula of Michigan, as compared to $2.6 million in 2008.

CONSOLIDATED INTEREST EXPENSE, NET

Interest Expense, net	2009	2008	2007

	(Millions of Dollars)

Gross Interest Costs	$235.4	$240.3	$240.9
Less: Capitalized Interest	78.7	86.6	73.3

Interest Expense, net	$156.7	$153.7	$167.6

2009 vs. 2008:   Interest expense, net increased by $3.0 million during 2009 when compared with 2008. Our gross interest costs decreased by $4.9 million and our capitalized interest decreased by $7.9 million primarily due to lower short-term interest rates and lower capital expenditures.

During 2010, we expect interest expense, net to increase significantly as we will stop capitalizing interest expense related to the Oak Creek units once they are placed into service. In addition, we expect to issue long-term debt and to use the net proceeds to repay the short-term borrowings that we incurred during the construction of the units.

2008 vs. 2007:   Interest expense, net decreased by $13.9 million in 2008 when compared with 2007. Our gross interest costs decreased by $0.6 million because of lower short-term interest rates that were offset in part by higher debt balances. Our capitalized interest increased $13.3 million, primarily because of increased construction in progress at our Oak Creek units.

CONSOLIDATED INCOME TAXES

2009 vs. 2008:   Our effective tax rate applicable to continuing operations was 36.6% in 2009 compared to 37.7% in 2008. This reduction in our effective tax rate was the result of tax credits associated with wind production. For further information see Note H -- Income Taxes in the Notes to Consolidated Financial Statements. We expect our 2010 annual effective tax rate to range between 35.0% and 36.0%.

2008 vs. 2007:   Our effective tax rate applicable to continuing operations was 37.7% in 2008 compared to 39.1% in 2007. This reduction in our effective tax rate was primarily the result of increases in the production tax deductions and wind credits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2009, 2008 and 2007:

Wisconsin Energy Corporation	2009	2008	2007

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$628.8	$736.4	$532.4
Investing Activities	($736.1)	($906.3)	($543.1)
Financing Activities	$95.7	$175.0	$1.1

Operating Activities

2009 vs. 2008:   Cash provided by operating activities was $628.8 million during 2009, which was $107.6 million lower than 2008. Although we experienced an increase in net income and depreciation during 2009, our operating cash flows declined because of large contributions to our pension and post-retirement benefit plans. In January 2009, we contributed $289.3 million to our benefit plans as compared to approximately $48.4 million in 2008.

2008 vs. 2007:   Cash provided by operating activities was $736.4 million during 2008 which was $204.0 million higher than 2007, primarily because of higher cash earnings and lower tax payments.

During 2008, our cash earnings were higher than in 2007 because of increased amortizations of deferred costs associated with regulatory assets. During 2008, our cash taxes were $289.2 million lower than 2007, primarily because of additional tax depreciation, increased deductions for contributions to our pension plan and deferred taxes associated with the nuclear decommissioning trust assets. In accordance with IRS guidelines, we completed a review in 2008 and concluded that certain timing items that historically had been capitalized and depreciated for tax purposes could be deducted currently. Our January 2009 contribution to our qualified pension plan resulted in a tax deduction for 2008.

Investing Activities

2009 vs. 2008:   Cash used in investing activities was $736.1 million during 2009, which was $170.2 million lower than the same period in 2008. This decline primarily reflects lower capital expenditures and cash flows from the release of restricted cash related to the Point Beach bill credits during 2009.

During 2009, our capital expenditures decreased $318.7 million, primarily due to the reduction in capital expenditures for OC 1 and OC 2 and the completion of PWGS 2 in 2008. During 2010, we expect our utility capital expenditures to increase because of the continued construction of the Oak Creek AQCS project and the start of construction of our recently approved Glacier Hills wind farm project. See Utility Rates and Regulatory Matters - Oak Creek Air Quality Control System Approval and - Renewable Energy Portfolio under Factors Affecting Results, Liquidity and Capital Resources for additional information on the projects.

During 2009, we released $153.1 million less from restricted cash as compared to the same period in 2008. In September 2007, we sold Point Beach and placed approximately $924 million of cash in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash, adjusted for taxes, as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement. We expect to release approximately $194.5 million of restricted cash during 2010 as we issue bill credits to our retail customers from the Point Beach proceeds.

2008 vs. 2007:   Cash used in investing activities was $906.3 million during 2008, an increase of $363.2 million over 2007. This increase reflects a reduction in proceeds from asset sales, partially offset by lower capital expenditures and an increase in restricted cash from the sale of Point Beach released to us. During 2008, we released $345.1 million of restricted cash related to the Point Beach bill credits. In addition, our capital expenditures decreased $73.8 million in 2008, primarily due to reduced construction spending related to our PTF generation plants. This was partially offset by increased spending at Wisconsin Electric related to the completion of our Blue Sky Green Field wind project and the start of construction of the Oak Creek AQCS project. Although, we experienced a significant inflow of cash in 2007 related to the sale of Point Beach, we restricted a significant amount of that cash until it is released as we issue bill credits.

The following table identifies capital expenditures by year:

Capital Expenditures	2009	2008	2007

	(Millions of Dollars)

Utility	$550.1	$606.7	$539.0
We Power	253.2	529.3	667.3
Other	14.4	0.4	3.9

Total Capital Expenditures	$817.7	$1,136.4	$1,210.2

Financing Activities

The following table summarizes our cash flows from financing activities:

	2009	2008	2007

	(Millions of Dollars)

Increase in Debt	$263.2	$316.8	$148.4
Dividends on Common Stock	(157.8)	(126.3)	(116.9)
Common Stock, Net	(12.6)	(11.4)	(31.7)
Other	2.9	(4.1)	1.3

Cash Provided by Financing	$95.7	$175.0	$1.1

2009 vs. 2008:   Cash provided by financing activities during 2009 was $95.7 million, compared to $175.0 million during the same period in 2008. During 2009, we issued a total of $261.5 million in long-term debt and retired $74.1 million of long-term debt. Substantially all of the net proceeds were used to repay short-term debt. During 2009, we paid approximately $157.8 million in cash dividends and Wisconsin Electric repurchased $147 million of outstanding tax-exempt bonds in August 2009. For additional information on the debt issues and repurchase by Wisconsin Electric, see Note K -- Long-Term Debt in the Notes to Consolidated Financial Statements.

Our common stock dividends increased in 2009 as we raised our dividend rate by 25%. In January 2010, our Board of Directors approved an 18.5% increase in the quarterly common stock dividend.

2008 vs. 2007:   During 2008, cash provided by financing activities was $175.0 million compared to $1.1 million in 2007. During 2008, we issued a total of $966 million in long-term debt and retired $350.8 million of long-term debt. The net proceeds were used to repay short-term debt.

No new shares of Wisconsin Energy's common stock were issued in 2009, 2008 or 2007. During these years, our plan agents purchased, in the open market, 0.7 million shares at a cost of $29.6 million, 0.5 million shares at a cost of $23.0 million and 1.4 million shares at a cost of $67.8 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2009, 2008 and 2007, we received proceeds of $17.0 million, $11.6 million and $36.1 million, respectively, related to the exercise of stock options. In addition, we instructed our independent agents to purchase shares of our common stock in the open market to satisfy our obligation under our dividend reinvestment plan and various employee benefit plans.

CAPITAL RESOURCES AND REQUIREMENTS

In 2000, we announced a growth strategy which, among other things, called for us to sell certain assets and reduce our debt levels. Our debt to total capital ratio has decreased from 68.3% at September 30, 2000 to 58.1% at December 31, 2009 due, in large part, to these asset sales. Over the next several years, we expect to have some limited asset sales, but at levels significantly lower than prior years. For more information on some of these sales, including the sale of Edison Sault and our ownership interest in Edgewater Generating Unit 5, see Note D -- Asset Sales, Divestitures and Discontinued Operations in the Notes to Consolidated Financial Statements in this report.

Working Capital

As of December 31, 2009, our current liabilities exceeded our current assets by approximately $420.2 million. This negative working capital balance is a result of financing the construction of OC 1 and OC 2 with significant amounts of short-term debt. OC 1 was placed into service on February 2, 2010. In February 2010, we issued $530.0 million of long-term debt and used the net proceeds to repay short-term debt incurred to construct OC 1. We anticipate financing a portion of the construction costs of OC 2 with long-term debt upon commercial operation of OC 2. We expect these transactions to significantly improve our working capital position.

Capital Resources

We anticipate meeting our capital requirements during 2010 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors, including the Oak Creek financings discussed under Working Capital above. Beyond 2010, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings and the issuance of debt securities.

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

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, provided approximately $80 million of commitments under our bank back-up credit facilities on a consolidated basis. We have no current plans to replace Lehman's commitments. Excluding Lehman's commitments, as of December 31, 2009, we had approximately $1.6 billion of available, undrawn lines under our bank back-up credit facilities. As of December 31, 2009, we had approximately $820.9 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of December 31, 2009:

Company	Total Facility *	Letters of Credit	Credit Available *	Facility Expiration

	(Millions of Dollars)

Wisconsin Energy	$857.5	$1.1	$856.4	April 2011
Wisconsin Electric	$476.4	$2.4	$474.0	March 2011
Wisconsin Gas	$285.8	$ -	$285.8	March 2011

*	Excludes Lehman's commitments

Each of these facilities has a renewal provision for two one-year extensions.

The following table shows our capitalization structure as of December 31, 2009 and 2008, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view the Junior Notes:

	2009		2008

Capitalization Structure	Actual	Adjusted	Actual	Adjusted

	(Millions of Dollars)

Common Equity	$3,566.9	$3,816.9	$3,336.9	$3,586.9
Preferred Stock of Subsidiary	30.4	30.4	30.4	30.4
Long-Term Debt (including current maturities)	4,171.5	3,921.5	4,136.5	3,886.5
Short-Term Debt	825.1	825.1	602.3	602.3

Total Capitalization	$8,593.9	$8,593.9	$8,106.1	$8,106.1

Total Debt	$4,996.6	$4,746.6	$4,738.8	$4,488.8

Ratio of Debt to Total Capitalization	58.1%	55.2%	58.5%	55.4%

Included in Long-Term Debt on our Consolidated Balance Sheet as of December 31, 2009 and 2008, is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of December 31, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and the debt securities and preferred stock of our subsidiaries by S&P, Moody's and Fitch as of December 31, 2009:

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

In February 2010, S&P, Moody's and Fitch rated ERGSS' Senior Notes A-, A1 and A+, respectively. The ratings outlook assigned by S&P, Moody's and Fitch to ERGSS is stable, stable and negative, respectively.

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

Capital Requirements

Our estimated 2010, 2011 and 2012 capital expenditures are as follows:

Capital Expenditures	2010	2011	2012

(Millions of Dollars)

Utility
Renewable	$96.6	$392.8	$289.6
Environmental	301.7	170.6	69.2
Base Spending	406.2	436.0	445.3

Total Utility	804.5	999.4	804.1

We Power	136.2	13.1	25.7

Other	9.8	5.1	5.1

Total	$950.5	$1,017.6	$834.9

Changing environmental and other regulations such as air quality standards and renewable energy standards and electric reliability initiatives that impact our utility energy segment may cause actual future long-term capital requirements to vary from these estimates.

Investments in Outside Trusts:   We use outside trusts to fund our pension and certain other post-retirement obligations. These trusts had investments of approximately $1.2 billion as of December 31, 2009. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

In January 2009, we contributed $270 million to our qualified pension plans due to poor investment returns during 2008. We do not expect to make contributions to the plans during 2010 as they are adequately funded. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note O -- Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For additional information, see Note P -- Guarantees in the Notes to Consolidated Financial Statements.

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

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2009:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$7,115.8	$513.4	$860.1	$1,036.3	$4,706.0
Capital Lease Obligations (c)	369.0	36.2	76.5	82.3	174.0
Operating Lease Obligations (d)	76.0	21.3	36.6	8.4	9.7
Purchase Obligations (e)	13,807.3	1,345.7	1,492.6	930.8	10,038.2
Other Long-Term Liabilities (f)	85.2	84.5	0.7	-	-

Total Contractual Obligations	$21,453.3	$2,001.1	$2,466.5	$2,057.8	$14,927.9

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates.

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

(f)

Other Long-Term Liabilities includes the expected 2010 supplemental executive retirement plan obligation. For additional information on employer contributions to our benefit plans, see Note O -- Benefits in the Notes to Consolidated Financial Statements.

The table above does not include liabilities related to the accounting treatment for uncertainty in income taxes. For additional information regarding these liabilities, refer to Note H -- Income Taxes in the Notes to Consolidated Financial Statements in this report.

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

Large Construction Projects:   In November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615 MW supercritical pulverized coal generating units adjacent to the site of Wisconsin Electric's existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including a target construction cost of the Oak Creek expansion of $2.191 billion, plus, subject to PSCW approval, cost over-runs of up to 5%, costs attributable to force majeure events, excused events and event of loss provisions. OC 1 was placed into service on February 2, 2010. Bechtel is targeting the commercial operation of OC 2 by the end of August 2010. For additional information, see Power the Future -- Oak Creek Expansion.

Large construction projects of this type, as well as the construction of renewable energy generation and environmental improvements, are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the ability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, legal challenges, changes in applicable law or regulations, adverse interpretation or enforcement of permit conditions, laws and regulations by the courts or permitting agencies, the inability to obtain necessary operating permits in a timely manner, other governmental actions and events in the global economy.

If final costs of the Oak Creek expansion are within 5% of the costs initially approved by the PSCW, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion recovered from Wisconsin Electric would be adjusted to reflect the actual construction costs. Any costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or an event of loss. Once the units are completed, and in light of the weather delays incurred on the project, we expect to request authorization from the PSCW to recover all costs associated with the units. See Power the Future -- Oak Creek Expansion below for a discussion of the Settlement Agreement entered into with Bechtel.

Regulatory Recovery:   Our utility energy segment accounts for its regulated operations in accordance with accounting guidance for regulated entities. Our rates are determined by regulatory authorities. Our primary regulator is the PSCW. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators, and recovery of these deferred costs in future rates is subject to the review and approval of those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these costs is not approved by our regulators, the costs are charged to income in the current period. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

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

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range (plus or minus 2% for 2010) when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted prospectively. For information regarding the current fuel rules, see Utility Rates and Regulatory Matters.

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

In March 2005, the PSCW authorized the use of the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceeds amounts allowed in rates. As part of the January 2010 PSCW rate order, the PSCW authorized continued use of the escrow method of accounting for bad debt costs through December 31, 2011.

As a result of GCRMs, our gas distribution subsidiaries receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues and sales are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues and sales are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in the utility segment's service territory during 2009, 2008 and 2007, as measured by degree days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2009. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2009 of our outstanding portfolio of $820.9 million of commercial paper with a weighted-average interest rate of 0.28% and $407.0 million of variable-rate long-term debt with a weighted average interest rate of 1.93%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $8.2 million before taxes from short-term borrowings and $4.1 million before taxes from variable-rate long-term debt outstanding.

Marketable Securities Return:   We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. We believe that the financial risks associated with investment returns would be partially mitigated through future rate actions by our various utility regulators.

The fair value of our trust fund assets as of December 31, 2009 was approximately:

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$1,026.0
Other post-retirement benefits trust funds	$202.6

The expected long-term rate of return on plan assets was 8.25% for both the pension and other post-retirement benefits for 2009. During 2009, we contributed $270 million to our pension plans which brought the plans close to fully funded under the Pension Protection Act. As a result, we changed our asset mix to a higher weighting of fixed income securities and a lower weighting of equity securities. In 2010, our expected long-term rate of return on the pension plan assets is 7.25% reflecting the change in asset allocations. The lower expected return on plan assets will increase 2010 pension costs by approximately $10 million; however, increased pension expense was considered in the rate setting process by the PSCW.

Fiduciary oversight of the pension and OPEB trust fund investments is the responsibility of an Investment Trust Policy Committee. The Committee works with external actuaries and investment consultants on an ongoing basis to establish and monitor investment strategies and target asset allocations. Forecasted cash flows for plan liabilities are regularly updated based on annual valuation results. Target asset allocations are determined utilizing projected benefit payment cash flows and risk analyses of appropriate investments. The targeted asset allocations are intended to reduce risk, provide long-term financial stability for the plans and maintain funded levels which meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Investment strategies utilize a wide diversification of asset types and qualified external investment managers.

Subsequent to our last asset/liability study completed in 2005, we have consulted with our investment advisors on an annual basis and requested them to forecast expected long-term returns on plan assets by reviewing actual historical returns and calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

Credit Ratings:    We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment only in the event of a credit rating change to below investment grade. As of December 31, 2009, we estimate that the collateral or the termination payment required under these agreements totaled approximately $196.9 million. In addition, we have commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

Economic Conditions: Our service territory is within the state of Wisconsin and the Upper Peninsula of Michigan. We are exposed to market risks in the regional midwest economy.

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

POWER THE FUTURE

Under our PTF strategy, we expect to meet a significant portion of our future generation needs through the construction of the PWGS and the Oak Creek expansion by We Power. The PTF units include PWGS 1, PWGS 2, OC 1 and OC 2. The following tables identify certain key items related to the units:

Unit Name	In Service	Cash Costs (a)

PWGS 1	July 2005	$ 333 million
PWGS 2	May 2008	$ 331 million

Unit Name	Scheduled In Service	Approximate Cash Costs (a)

OC 1	February 2010 (Actual)	$ 1,346 million
OC 2	August 2010	$ 670 million

(a)

Cash costs represent actual and current projected costs, excluding capitalized interest. Approximate costs for OC 1 and OC 2 include the cost of the settlement agreement with Bechtel adjusted for our ownership percentage.

We are recovering our costs in these units through lease payments that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates. The lease payments are based on the cash costs authorized by the PSCW. Under the lease terms, our return is calculated using a 12.7% return on equity and the equity ratio is assumed to be 53% for the PWGS Units and 55% for the Oak Creek Units. The interest component of the return is determined up to 180 days prior to the date that the units are placed in service.

Power the Future - Port Washington

Background:   In December 2002, the PSCW issued a written order (the Port Order) granting a CPCN for the construction of PWGS consisting of two 545 MW natural gas-fired combined cycle generating units on the site of Wisconsin Electric's existing Port Washington Power Plant, the natural gas lateral to supply the new plant, and the transmission system upgrades required of ATC. PWGS 1 and PWGS 2 were completed within the PSCW approved cost parameters and were placed in service in July 2005 and May 2008, respectively.

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

Power the Future - Oak Creek Expansion

Background:   In November 2003, the PSCW issued an order (the Oak Creek Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of two 615 MW coal-fired units (the Oak Creek expansion) to be located adjacent to the site of Wisconsin Electric's existing Oak Creek Power Plant. OC 1 was placed into service on February 2, 2010. Bechtel is currently targeting the commercial operation of OC 2 by the end of August 2010. The total cost for the two units was set at $2.191 billion, and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or event of loss.

In June 2005, construction commenced at the site. In November 2005, we completed the sale of approximately a 17% interest in the two units to two unaffiliated entities, who share ratably in the construction costs. Although these two unaffiliated entities have a combined ownership interest in approximately 17% of the MWs generated by the two units, they only have a 15% ownership interest in the Oak Creek expansion as a whole, taking into account the common facilities being constructed, including the coal handling and water intake systems.

The Oak Creek expansion includes a new coal handling system that will serve both the existing units at Oak Creek and OC 1 and OC 2. The new coal handling system was placed into service during the fourth quarter of 2007 at a cost of approximately $199.1 million.

The Oak Creek expansion also includes a new water intake system that will serve both the existing units at Oak Creek and OC 1 and OC 2. The new water intake system was placed into service in January 2009 at a cost of approximately $132.6 million.

Lease Terms:   In October 2004, the PSCW approved the leased generation contracts between Wisconsin Electric and We Power for OC 1 and OC 2. Key terms of the leased generation contracts include:

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

Construction Status:   Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, submitted claims to us for schedule and cost relief on December 22, 2008 related to the delay of the in-service dates for OC 1 and OC 2. These claims were asserted against ERS, the project manager for the construction of the Oak Creek expansion and agent for the joint owners of OC 1 and OC 2. On October 30, 2009, Bechtel amended its claim to increase its request for cost and schedule relief. In its amended claim, Bechtel requested cost relief totaling approximately $517.5 million and schedule relief that would have resulted in approximately seven months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2009 for OC 1 and approximately four months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2010 for OC 2.

Bechtel's first claim was based on the alleged impact of severe weather and certain labor-related matters. Pursuant to its amended claim, Bechtel was requesting approximately $445.5 million in costs related to changed weather and labor conditions. Bechtel's second claim of approximately $72 million sought cost and schedule relief for the alleged effects of ERS-directed changes and delays allegedly caused by ERS prior to the issuance of the Full Notice to Proceed in July 2005. These claims, as well as claims submitted by ERS related to the rights of the parties under the construction contract and ERS counterclaims, had been submitted to binding arbitration.

Effective December 16, 2009, ERS and Bechtel entered into the Settlement Agreement that settled all claims between them regarding OC 1 and OC 2. Pursuant to the terms of this Settlement Agreement, ERS will pay to Bechtel $72 million to settle these claims, with $10 million already paid in 2009 and the remaining $62 million to be paid in six additional installments upon the achievement of specific project milestones. In addition, Bechtel will receive 120 days of schedule relief for OC 1 and 60 days for OC 2. Therefore, the guaranteed in-service date of September 29, 2009 for OC 1 was extended to January 27, 2010, and the guaranteed in-service date of September 29, 2010 for OC 2 was extended to November 28, 2010.

We are responsible for approximately 85% of amounts paid under the Settlement Agreement, consistent with our ownership share of the Oak Creek expansion. The other joint owners are responsible for the remainder.

OC 1 was placed into service on February 2, 2010. Bechtel is currently targeting commercial operation of OC 2 by the end of August 2010.

The Settlement Agreement also provides for Bechtel's release of ERS from all matters related to Bechtel's claims, among other things, and for ERS' release of Bechtel from all matters related to ERS' claims that were subject to arbitration, among other things.

WPDES Permit:   In July 2008, in order to resolve all outstanding challenges to the WPDES permit issued by the WDNR in connection with the Oak Creek expansion, we and with the other two joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups who were opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit issued in July 2008 for the existing and expansion units at Oak Creek.

In the agreement with Clean Wisconsin, Inc. and Sierra Club, we committed to contribute our share of $5 million (approximately $4.2 million) towards projects to reduce greenhouse gas emissions. We also agreed (i) for the 25 year period ending 2034, subject to regulatory approval and cost recovery, to contribute our share of up to $4 million per year (approximately $3.3 million) to fund projects to address Lake Michigan water quality, and (ii) subject to regulatory approval and cost recovery, to develop new solar and biomass generation projects. We also agreed to support state legislation to increase the renewable portfolio standard to 10% by 2013 and 25% by 2025, and to retire 116 MW of coal-fired generation at our Presque Isle Power Plant.

In its December 2009 decision, based upon a proposal submitted by the parties to the settlement agreement, the PSCW authorized recovery of $2.0 million per year for 2010 and 2011 related to costs associated with projects to address Lake Michigan water quality and recovery of $2.0 million of the second $2.5 million payment related to projects to reduce greenhouse gas emissions. Based upon this decision, the parties are proceeding to implement the settlement agreement. We are responsible for our pro rata share of these payments.

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

2010 Wisconsin Rate Case:   In March 2009, Wisconsin Electric and Wisconsin Gas initiated rate proceedings with the PSCW. Wisconsin Electric initially asked the PSCW to approve a rate increase for its Wisconsin retail electric customers of approximately $76.5 million, or 2.8%, and a rate increase for its natural gas customers of approximately $22.1 million, or 3.6%. In addition, Wisconsin Electric requested increases of approximately $1.4 million, or 5.8%, and approximately $1.3 million, or 6.8%, for its Valley steam utility customers and Milwaukee County steam utility customers, respectively. Wisconsin Gas asked the PSCW to approve a rate increase for its natural gas customers of approximately $38.9 million, or 4.6%.

In July 2009, Wisconsin Electric filed supplemental testimony with the PSCW updating its rate increase request for retail electric customers to reflect the impact of lower sales as a result of the decline in the economy. The effect of the change resulted in Wisconsin Electric increasing its request from $76.5 million to $126.0 million.

In December 2009, the PSCW authorized rate adjustments related to Wisconsin Electric's and Wisconsin Gas' requests to increase electric, natural gas and steam rates. The PSCW approved the following rate adjustments:

  An increase of approximately $85.8 million (3.35%) in retail electric rates for Wisconsin Electric;
  A decrease of approximately $2.0 million (0.35%) for natural gas service for Wisconsin Electric;
  An increase of approximately $5.7 million (0.70%) for natural gas service for Wisconsin Gas; and
  A decrease of approximately $0.4 million (1.65%) for Wisconsin Electric's Downtown Milwaukee (Valley) steam utility customers and a decrease of approximately $0.1 million (0.47%) for its Milwaukee County steam utility customers.

These rate adjustments became effective January 1, 2010. In addition, the PSCW lowered the return on equity for Wisconsin Electric from 10.75% to 10.4% and for Wisconsin Gas from 10.75% to 10.5%.

The PSCW also made, among others, the following determinations:

  New depreciation rates are incorporated into the new base rates approved in the rate case;
  Certain regulatory assets currently scheduled to be fully amortized over the next four years are to instead be amortized over the next eight years; and
  Wisconsin Electric will continue to receive AFUDC on 100% of CWIP for the environmental control projects at its Oak Creek Power Plant and at Edgewater Generating Unit 5, and on Glacier Hills Wind Park.

2010 Michigan Rate Increase Request:   In July 2009, Wisconsin Electric filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. Michigan law allows utilities, upon the satisfaction of certain conditions, to self implement a rate increase request, subject to refund with interest. In December 2009, the MPSC approved Wisconsin Electric's modified self-implementation plan to increase electric rates in Michigan by approximately $12 million (9.5%), effective upon commercial operation of OC 1, which occurred on February 2, 2010. This rate increase is subject to refund with interest, depending upon the MPSC's final decision on Wisconsin Electric's $42 million rate request, which is expected in July 2010.

2008 Wisconsin Rate Increase:   During 2007, Wisconsin Electric and Wisconsin Gas initiated rate proceedings. On January 17, 2008, the PSCW approved pricing increases for Wisconsin Electric and Wisconsin Gas as follows:

    $389.1 million (17.2%) in electric rates for Wisconsin Electric - the pricing increase was offset by bill credits in 2008 and 2009;
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

2008 Michigan Rate Increase:   In January, 2008, Wisconsin Electric filed a rate increase request with the MPSC. This request represented an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. In November 2008, a settlement agreement with the MPSC staff and intervenors for a rate increase of $7.2 million, or 4.6%, was approved by the MPSC, effective January 1, 2009.

Limited Rate Adjustment Requests

2010 Fuel Recovery Request:   On February 19, 2010, Wisconsin Electric filed a $60.5 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel and purchased power costs is being driven primarily by increases in the price of natural gas, changes in the timing of plant outages and increased MISO costs. We expect to implement this rate request by the end of the first quarter of

2010, subject to refund based upon the PSCW's final decision. The ultimate rate increase will be subject to the review and approval of the PSCW, which we expect to receive by the end of 2010.

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

Other Utility Rate Matters

Oak Creek Air Quality Control System Approval:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We currently expect the cost of completing this project to be approximately $800 million ($950 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree with the EPA.

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

Fuel Cost Adjustment Procedure:   Within the state of Wisconsin, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. Embedded within its base rates is an amount to recover fuel costs. Under the current fuel rules, no adjustments are made to rates as long as fuel and purchased power costs are expected to be within a band of the costs embedded in current rates for the 12-month period ending December 31. If, however, annual fuel costs are expected to fall outside of the band, and actual costs fall outside of established fuel bands, then we may file for a change in fuel recoveries on a prospective basis.

In June 2006, the PSCW opened a docket (01-AC-224) to consider revisions to the existing fuel rules (Chapter PSC 116). The current version of the revised rule recommends modifications to allow for annual plan and reconciliation filings of fuel costs by each regulated utility. In the period between plan and reconciliation, escrow accounting would be used to record fuel costs outside a plus or minus 2% annual band of the total fuel costs allowed in rates. The proposed rule further recommends that the escrow balance be trued-up annually following the end of each calendar year. Currently, draft legislation is under review. The earliest that we expect any possible action on the fuel rules is mid-2010.

Edison Sault and Wisconsin Electric's operations in Michigan operate under a Power Supply Cost Recovery mechanism which generally allows for the recovery of fuel and purchased power costs on a dollar for dollar basis.

Electric Transmission Cost Recovery:   Wisconsin Electric divested its transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we deferred transmission costs that exceeded amounts embedded in our rates. We were allowed to earn a return on the unrecovered transmission costs we deferred at our weighted average cost of capital. As of December 31, 2009, we had deferred $157.8 million of unrecovered transmission costs. The escrow accounting treatment has been discontinued as our 2008 and 2010 PSCW rate orders have provided for recovery of these costs.

Gas Cost Recovery Mechanism:   Our natural gas operations operate under GCRMs as approved by the PSCW. Generally, the GCRMs allow for a dollar for dollar recovery of gas costs. Prior to 2010, there was an incentive mechanism under the GCRMs that allowed for increased revenues if we acquired gas at prices lower than benchmarks approved by the PSCW. However, as part of the January 2010 PSCW rate order, the PSCW approved changing from an incentive method to a modified one for one method. The new method does not have revenue sharing. The GCRMs measure commodity purchase costs against a monthly benchmark which includes a 2% tolerance. Costs in excess of this monthly benchmark are subject to additional review by the PSCW before they can be passed through to our customers. The modified one for one is the same method used by the other utilities in Wisconsin.

Bad Debt Costs:    In March 2005, the PSCW approved our use of escrow accounting for residential bad debt costs. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceeds amounts allowed in rates. As part of the January 2010 PSCW rate order, the escrow accounting method for bad debt costs was extended through December 31, 2011.

MISO Energy Markets:    The PSCW approved deferral treatment for our costs related to the implementation of the MISO Energy Markets. Amounts deferred through December 31, 2007 are being recovered in rates. For additional information, see Industry Restructuring and Competition -- Electric Transmission and Energy Markets.

Wholesale Electric Pricing:   In August 2006, Wisconsin Electric filed a wholesale rate case with FERC. The filing requested an annual increase in rates of approximately $16.7 million applicable to four existing wholesale electric customers. This includes a mechanism for fuel and other cost adjustments. In November 2006, FERC approved the rate filing subject to refund with interest. Three of the existing customers' rates were effective in January 2007. The remaining wholesale customer's rates were effective in May 2007. FERC approved a settlement of the rate filing in September 2007. In August 2008, we issued a one-time $62.5 million refund to our wholesale customers pursuant to a FERC-approved settlement related to the sale of Point Beach.

Depreciation Rates:    In January 2009, we filed a depreciation study with the PSCW, proposing new depreciation rates that would reduce annual depreciation expense by approximately $55 million. The PSCW approved the depreciation study and the new depreciation rates began on January 1, 2010. We do not expect the new depreciation rates to have a material impact on earnings because the new depreciation rates were considered when the PSCW set our 2010 electric and gas rates.

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141.  Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Wisconsin Electric's baseline renewable energy percentage is 2.27%. Under Act 141, Wisconsin Electric could not decrease its renewable energy percentage for the years 2006-2009, and for the years 2010-2014, it must increase its renewable energy percentage at least two percentage points to a level of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Assuming the bulk of additional renewables is wind generation, Wisconsin Electric must obtain approximately 362 MW of additional renewable capacity by 2012 and another approximately 300 MW of additional renewable capacity by 2015 to meet the requirements of Act 141. We have already started development of additional sources of renewable energy which will assist us in complying with Act 141. See Renewable Energy Portfolio discussion below.

In 2007, the Governor of Wisconsin established the Governor's Task Force on Global Warming. The Task Force issued its final report in July 2008 that includes an increased renewable portfolio standard. Pursuant to the Task Force's recommendations, the renewable portfolio standard would increase to 10% by 2013, 20% by 2020 and 25% by 2025. Draft legislation regarding this recommendation, as well as other recommendations made by the Task Force, is pending in the Wisconsin legislature

Act 141 allows the PSCW to delay a utility's implementation of the renewable portfolio standard if it finds that achieving the renewable requirement would result in unreasonable rate increases or would lessen reliability, or that new renewable projects could not be permitted on a timely basis or could not be served by adequate transmission facilities. Act 141 provides that if a utility is in compliance with the renewable energy and energy efficiency requirements as determined by the PSCW, then the utility may not be ordered to achieve additional energy conservation or efficiency. Prior to Act 141, there had been no agreement on how to determine compliance with the Energy Priorities law, which provides that it is the policy of the PSCW, to the extent it is cost-effective and technically feasible, to consider the following options in the listed order when reviewing energy-related applications: (1) energy conservation and efficiency, (2) noncombustible renewable energy resources, (3) combustible renewable energy resources, (4) natural gas, (5) oil or low sulfur coal and (6) high sulfur coal and other carbon-based fuels.

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the DOA back to the PSCW and/or contracted third parties. In addition, Act 141 requires that 1.2% of utilities' annual operating revenues be used to fund these programs. The Governor of Wisconsin's Task Force on Global Warming recommended in July 2008 that the energy efficiency goal be based on achieving efficiency resulting in a 2% reduction in electric load annually starting in 2015 rather than a goal based on a percent of revenue.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

Renewable Energy Portfolio:   In May 2008, the Blue Sky Green Field wind farm project, which has 88 turbines with an installed capacity of 145 MW, reached commercial operation. In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. We entered into a conditional turbine agreement for the new wind facility and filed a revised, lower cost estimate with the PSCW in May 2009 of $335.2 million to $413.5 million, excluding AFUDC. The PSCW approved the CPCN in January 2010. We currently expect to install up to 90 wind turbines with generating capacity of up to approximately 207 MW, subject to turbine selection and the final site configuration. We expect 2012 to be the first full year of operation.

In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood, waste and sawdust will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal 30% investment tax credit. We currently expect the plant to cost approximately $250 million and to be completed during the fall of 2013, subject to regulatory approvals. We expect to file a request for a Certificate of Authority for the project in the first quarter of 2010.

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

We had adequate capacity to meet all of our firm electric load obligations during 2009 and 2008. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We expect to have adequate capacity to meet all of our firm load obligations during 2010. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to current and future regulation of: (1) air emissions such as CO2, SO2, NOx, fine particulates and mercury; (2) disposal of combustion by-products such as fly ash; and (3) remediation of impacted properties, including former manufactured gas plant sites.

We are currently pursuing a proactive strategy to manage our environmental compliance obligations, including: (1) improving our overall energy portfolio by adding more efficient generation as part of our PTF strategy; (2) developing additional sources of renewable electric energy supply; (3) reviewing water quality matters such as discharge limits and cooling water requirements; (4) adding emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules; (5) implementing a Consent Decree with the EPA to reduce emissions of SO2 and NOx by more than 65% by 2013; (6) evaluating and implementing improvements to our cooling water intake systems; (7) continuing the beneficial re-use of ash and other solid products from coal-fired generating units; and (8) conducting the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA Consent Decree is estimated to be approximately $1.2 billion over the 10 year period ending 2013. These costs are principally associated with the installation of air quality controls on Pleasant Prairie Units 1 and 2 and Oak Creek Units 5-8. In June 2007, we submitted an application to the PSCW requesting approval to construct environmental controls at Oak Creek Units 5-8 by 2012 as required by the Consent Decree. We expect the cost of completing this project to be approximately $800 million, excluding AFUDC. Through December 31, 2009, we have spent approximately $686 million associated with the installation of air quality controls and have retired four coal units as part of our plan under the Consent Decree. For further information concerning the Consent Decree, see Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.

Air Quality:

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as non-attainment areas for the 8-hour ozone ambient air quality standard. States were required to develop and submit SIPs to the EPA by June 2007 to demonstrate how they intended to comply with the 8-hour ozone ambient air quality standard. Instead of submitting a SIP, Wisconsin submitted a request to redesignate all counties in southeastern Wisconsin as in attainment with the standard. In addition to the request for redesignation, Wisconsin also adopted the RACT rule that applies to emissions from our power plants in the affected areas of Wisconsin. Compliance with the NOx emission reduction requirements under the Consent Decree has substantially mitigated costs to comply with the RACT rule. In March 2008, the EPA issued a determination that the state of Wisconsin had failed to submit a SIP. In July 2009, Wisconsin issued both a draft Attainment Demonstration and a Redesignation request. Based on our review of these drafts, we do not believe we would be subject to any further requirements to reduce emissions. The EPA must take final approval action once Wisconsin finalizes its submittals.

In March 2008, the EPA announced its decision to further lower the 8-hour ozone standard, and in January 2010, the EPA proposed to lower that standard further. Given this most recent revision, the EPA has delayed the deadline for new non-attainment area designations under the revised standard once it is finalized, from March 2010 to March 2011. Although it is likely that additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities.

Fine Particulate Standard:   In December 2004, the EPA designated PM2.5 non-attainment areas. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. In December 2006, a more restrictive federal standard became effective; however, on February 24, 2009 the D.C.

Circuit Court of Appeals issued a decision on the revised standard and remanded it back to the EPA for revision. The Court's decision will likely result in an even more stringent annual PM2.5 standard. In October 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the 2006 daily standard for PM2.5. Wisconsin will now have three years to develop a SIP and submit it to the EPA for approval, and will need to implement actions to reach attainment in the 2014-2019 time period. The impact of future SIP requirements cannot be determined at this time. Similarly, until the EPA revises the 2006 standard consistent with the court's decision and the states develop rules and submit SIPs to the EPA to demonstrate how they intend to comply with that standard, we are unable to predict the impact of this more restrictive standard on the operation of our existing coal-fired generation facilities or our new PTF generating units being leased by Wisconsin Electric including OC 1, OC 2, PWGS 1 and PWGS 2.

In a related matter, on February 11, 2010, the EPA announced its intent to end the transitional policy which has allowed facilities to use in their air permits PM10 (an earlier measure of particulate matter) as a surrogate when measuring PM2.5 emissions. This policy had allowed both the agencies and permit holders to continue to use standards that were well established, until the EPA and the states developed the necessary tools for permitting PM2.5 emissions. The discontinuation of this policy creates uncertainty as to how this parameter will be evaluated when we seek and maintain Title V air permits for our facilities. The EPA will be taking written comments on the rule and until the rule is finalized, we are not able to predict the impact of this policy change on our operations.

Sulfur Dioxide Standard:   The EPA is currently in the process of revising the ambient air quality standard for SO2. In November 2009, the EPA proposed to strengthen the primary standard for SO2 by revoking the current standards and replacing them with a more stringent one-hour SO2 standard. If the revised standard ultimately selected results in the designation of new non-attainment areas, it could potentially have an adverse effect on our facilities in those areas.

Clean Air Interstate Rule:   The EPA issued the final CAIR in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR required NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States, including Wisconsin and Michigan. Overall, CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. A final CAIR rule was adopted in Wisconsin and Michigan. In 2008, the U.S. Court of Appeals for the D.C. Circuit invalidated several aspects of CAIR and remanded the rule to the EPA to promulgate a replacement rule. We previously determined that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree would substantially mitigate costs to comply with CAIR and would achieve the levels necessary under at least the first phase of CAIR. It will be necessary to see what the revised rule contains before we can determine if any additional reductions will be required.

Mercury and Other Hazardous Air Pollutants:   The EPA issued the final CAMR in March 2005, addressing mercury emissions from new and existing coal-fired power plants. The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration.

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating MACT limits for fossil-fuel fired electric utilities to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. The EPA is currently in the process of developing the proposed MACT rule which is expected to reduce emissions of numerous hazardous air pollutants, including mercury.

Wisconsin and Michigan State Only Mercury Rules:   Both Wisconsin and Michigan now have mercury rules in place. Both states require a 90% reduction of mercury. We have plans in place to comply with those requirements and the costs of these plans are incorporated into our capital and operation and maintenance costs.

Clean Air Visibility Rule:   The EPA issued CAVR in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines BART requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. The pollutants from power plants that reduce visibility include PM2.5 or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit SIPs to implement CAVR by December 2007. Wisconsin has not yet submitted a SIP. Michigan submitted a SIP, which was partially approved. In response to a citizen suit, in January 2009, the EPA issued a finding of failure to 37 states, including Wisconsin and Michigan, regarding their failure to submit SIPs. The finding starts a two-year review window for the EPA to issue Federal Implementation Plans, unless a state submits and receives SIP approval.

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

EPA Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from certain of its coal-fired generating facilities. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007. For further information, see Note S -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Climate Change:   We continue to take measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support a voluntary approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters. Our emissions in future years will continue to be influenced by several actions completed, planned or underway, including:

  Repowering the Port Washington Power Plant from coal to natural gas-fired combined cycle units.
  Adding coal-fired units as part of the Oak Creek expansion that will be the most thermally efficient coal units in our system.
  Increasing investment in energy efficiency and conservation.
  Adding renewable capacity and promoting increased participation in the Energy for Tomorrow® renewable energy program.
  Retirement of Coal units 1-4 at the Presque Isle Power Plant.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. Legislative proposals that would impose mandatory restrictions on CO2 emissions continue to be considered in the U.S. Congress, and the President and his administration have made it clear that they are focused on reducing CO2 emissions, through legislation and/or regulation. Although the ultimate outcome of these efforts cannot be determined at this time, mandatory restrictions on our CO2 emissions could result in significant compliance costs that could affect future results of operations, cash flows and financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

Clean Water Act:

Section 316(b) of the CWA requires that the location, design, construction and capacity of cooling water intake structures reflect the BTA for minimizing adverse environmental impact. In September 2004, the EPA adopted rules for existing facilities to minimize the potential adverse impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the 316(b) rules for Wisconsin Electric's Oak Creek Power Plant, We Power's Oak Creek expansion and PWGS were included in project costs.

In January 2007, the Federal Court of Appeals for the Second Circuit found certain portions of the rule impermissible, including portions that permitted approval of water intake system technologies based on a cost-benefit analysis, and remanded several parts of the rule to the EPA for further consideration or potential additional rulemaking. In April 2009, the United States Supreme Court reversed the Second Circuit regarding the use of cost-benefit analysis and held that it was permissible for the EPA to rely on cost-benefit analysis in setting national performance standards and in providing variances from those standards. The Supreme Court remanded the case for further proceedings consistent with its opinion.

Until the EPA completes its reconsideration and rulemaking, we cannot predict what impact these changes may have on our facilities. The decision will not affect the new units at the Oak Creek expansion, because those units were permitted based on a BTA decision under the Phase I rule for new facilities.

In addition, in December 2009, the EPA published its determination that revision of the current effluent guidelines for steam electric generating units was warranted, and proposed a rulemaking process to adopt such revisions by 2013. Revisions to the current effluent guidelines are expected to result in more stringent standards that may result in the installation of additional controls. Until the EPA completes its rulemaking process, however, we cannot predict what impact these new standards may have on our facilities.

Other Environmental Matters:

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

LEGAL MATTERS

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. We believe the Plan correctly calculated the lump-sum distributions. An adverse outcome of this lawsuit could affect our Plan funding and expense. We are currently unable to predict the final outcome or impact of this litigation.

Settlement with the Mines:   In May 2007, Wisconsin Electric entered into a settlement agreement with our largest customers, two iron ore mines, related to an arbitration proceeding over disputed billings arising from the special negotiated contracts the mines operated under until they expired in December 2007. The settlement was a full and complete resolution of all claims and disputes between the parties for electric service rendered by Wisconsin Electric under the power purchase agreements through March 31, 2007. Pursuant to the settlement, the mines paid Wisconsin Electric approximately $9.0 million and Wisconsin Electric released to the mines all funds it was holding in escrow. The estimated earnings impact of the payment from the mines was $0.04 per share, which was recorded in 2007. Beginning in January 2008, the mines began receiving electric service from Wisconsin Electric in accordance with tariffs approved by the MPSC.

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

In recent years, dairy farmers have commenced actions or made claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of this case, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern."

In December 2008, a stray voltage lawsuit was filed against Wisconsin Electric. We do not believe the lawsuit has merit and we will vigorously defend the case. This lawsuit is not expected to have a material adverse effect on our financial statements. In June 2007, another stray voltage lawsuit was settled. This settlement did not have a material adverse effect on our financial condition or results of operations. We continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric previously owned two electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. In September 2007, Wisconsin Electric sold Point Beach to an affiliate of FPL for approximately $924 million. For additional information on this sale, see Corporate Strategy at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations. A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, Wisconsin Electric is purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we are paying a pre-determined price per MWh for energy delivered according to a schedule that is established in the agreement. Under the agreement, if our credit rating and the credit rating of Wisconsin Electric from either S&P or Moody's fall below investment grade, or if the holders of any indebtedness in excess of $100.0 million accelerate or have the right to accelerate the maturity of such indebtedness as a result of a default, we would need to provide collateral in the amount of $100.0 million (escalating at 3% per year commencing in 2024).

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

In August 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the DOE's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint in November 2000 against the DOE in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted Wisconsin Electric's motion for summary judgment on liability. The Court held a trial during September and October 2007 to determine damages. In December 2009, the Court ruled in favor of Wisconsin Electric, granting us more than $50 million in damages. We anticipate that the DOE will appeal this decision, and that any recoveries will be included in future rate cases.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

The regulated energy industry continues to experience significant changes. FERC continues to support large RTOs, which will affect the structure of the wholesale market. To this end, the MISO implemented bid-based markets, the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. The MISO Energy Markets commenced operation in April 2005 for energy distribution and in January 2009 for operating reserves. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail access might be implemented, if at all, in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. The Energy Policy Act, among other things, amended federal energy laws and provided FERC with new oversight responsibilities.

Restructuring in Wisconsin:   Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, the PSCW has been focused on electric reliability infrastructure issues for the state of Wisconsin in recent years. These issues include:

  Addition of generating capacity in the state;
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

Competition and customer switching to alternative suppliers in our service territories in Michigan has been limited. With the exception of general inquiries, no alternate supplier activity has occurred in our service territories in Michigan. We believe that this lack of alternate supplier activity reflects our small market area in Michigan, our competitive regulated power supply prices and a general lack of interest in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

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

In MISO, base transmission costs are currently being paid by LSEs located in the service territories of each MISO transmission owner. In February 2008, FERC issued several orders confirming the use of the current transmission cost allocation methodology. In October 2009, FERC issued an order related to the allocation of costs for network transmission upgrades. As a condition of this order, MISO is expected to submit a filing by July 15, 2010 to replace the current cost allocation methodology.

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

International Financial Reporting Standards: During 2009, the SEC announced a "roadmap" for U.S. registrants that, if adopted, would require U.S. companies to follow IFRS instead of GAAP. The SEC guidelines, in their current form, would require us to adopt IFRS in 2014.

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

Regulatory Accounting:   Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. The actions of our regulators may allow us to defer costs that non-regulated entities would expense. The actions of our regulators may also require us to accrue liabilities that non-regulated companies would not. As of December 31, 2009, we had $1,251.4 million in regulatory assets and $1,109.5 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow regulatory accounting. In this situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under regulatory accounting, may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of regulatory accounting and have determined that it is currently appropriate to continue following it. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

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

Pension Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$4.7
0.5% decrease in expected rate of return on plan assets	$5.8

In addition to pension plans, we maintain OPEB plans which provide health and life insurance benefits for retired employees (described in Note O -- Benefits in the Notes to Consolidated Financial Statements). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future OPEB costs. OPEB costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the OPEB and post-retirement costs. Our OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility segment have adopted accounting guidance for compensation related to retirement benefits for rate-making purposes.

The following chart reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.3
0.5% decrease in health care cost trend rate in all future years	($2.8)
0.5% decrease in expected rate of return on plan assets	$1.0

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2009 of approximately $4.1 billion included accrued utility revenues of $290.4 million as of December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Energy and its subsidiaries are exposed.

WISCONSIN ENERGY CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2009	2008	2007

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$ 4,127.9	$ 4,427.8	$ 4,235.1

Operating Expenses
Fuel and purchased power	1,063.7	1,240.7	996.4
Cost of gas sold	912.0	1,220.9	1,052.3
Other operation and maintenance	1,261.1	1,360.4	1,134.6
Depreciation, decommissioning and amortization	346.1	326.5	327.9
Property and revenue taxes	112.0	108.2	103.2

Total Operating Expenses	3,694.9	4,256.7	3,614.4

Amortization of Gain	230.7	488.1	6.5

Operating Income	663.7	659.2	627.2

Equity in Earnings of Transmission Affiliate	59.1	51.8	43.1
Other Income and Deductions, net	28.4	17.0	48.9
Interest Expense, net	156.7	153.7	167.6

Income from Continuing
Operations Before Income Taxes	594.5	574.3	551.6

Income Taxes	217.3	216.5	215.9

Income from Continuing Operations	377.2	357.8	335.7
Income (Loss) from Discontinued
Operations, Net of Tax	5.2	1.3	(0.1)

Net Income	$ 382.4	$ 359.1	$ 335.6

Earnings Per Share (Basic)
Continuing Operations	$ 3.23	$ 3.06	$ 2.87
Discontinued Operations	0.04	0.01	-

Total Earnings Per Share (Basic)	$ 3.27	$ 3.07	$ 2.87

Earnings Per Share (Diluted)
Continuing Operations	$ 3.20	$ 3.03	$ 2.83
Discontinued Operations	0.04	0.01	-

Total Earnings Per Share (Diluted)	$ 3.24	$ 3.04	$ 2.83

Weighted Average Common Shares Outstanding (Millions)
Basic	116.9	116.9	116.9
Diluted	117.9	118.2	118.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2009	2008

	(Millions of Dollars)

Property, Plant and Equipment
In service	$ 10,286.6	$ 9,909.4
Accumulated depreciation	(3,472.2)	(3,312.9)

	6,814.4	6,596.5
Construction work in progress	2,185.6	1,829.9
Leased facilities, net	70.5	76.2

Net Property, Plant and Equipment	9,070.5	8,502.6

Investments
Restricted cash	-	172.4
Equity investment in transmission affiliate	314.6	276.3
Other	44.1	41.6

Total Investments	358.7	490.3

Current Assets
Cash and cash equivalents	20.9	32.5
Restricted cash	194.5	214.1
Accounts receivable, net of allowance for
doubtful accounts of $57.9 and $48.8	304.4	369.5
Accrued revenues	290.4	341.2
Materials, supplies and inventories	379.3	344.7
Regulatory assets	58.9	82.5
Prepayments and other	213.3	323.0

Total Current Assets	1,461.7	1,707.5

Deferred Charges and Other Assets
Regulatory assets	1,192.5	1,261.1
Goodwill	441.9	441.9
Other	172.6	214.4

Total Deferred Charges and Other Assets	1,807.0	1,917.4

Total Assets	$ 12,697.9	$ 12,617.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2009	2008

	(Millions of Dollars)
Capitalization
Common equity	$ 3,566.9	$ 3,336.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,875.8	4,074.7

Total Capitalization	7,473.1	7,442.0

Current Liabilities
Long-term debt due currently	295.7	61.8
Short-term debt	825.1	602.3
Accounts payable	292.2	441.0
Regulatory liabilities	222.8	310.8
Other	246.1	319.2

Total Current Liabilities	1,881.9	1,735.1

Deferred Credits and Other Liabilities
Regulatory liabilities	886.7	1,084.4
Asset retirement obligations	57.9	57.3
Deferred income taxes - long-term	1,017.9	814.0
Accumulated deferred investment tax credits	37.7	41.6
Deferred revenue, net	739.1	545.4
Pension and other benefit obligations	319.5	635.0
Other long-term liabilities	284.1	263.0

Total Deferred Credits and Other Liabilities	3,342.9	3,440.7

Commitments and Contingencies (Note S)

Total Capitalization and Liabilities	$ 12,697.9	$ 12,617.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

2009	2008	2007

(Millions of Dollars)
Operating Activities
Net income	$ 382.4	$ 359.1	$ 335.6
Reconciliation to cash
Depreciation, decommissioning and amortization	349.4	332.1	337.7
Amortization of gain	(230.7)	(488.1)	(6.5)
Equity in earnings of transmission affiliate	(59.1)	(51.8)	(43.1)
Distributions from transmission affiliate	46.6	39.0	33.2
Deferred income taxes and investment tax credits, net	187.4	296.6	20.4
Deferred revenue	201.7	203.2	164.5
Contributions to benefit plans	(289.3)	(48.4)	(24.2)
Change in -	Accounts receivable and accrued revenues	111.1	7.5	(36.9)
Inventories	(34.6)	16.6	31.3
Other current assets	24.8	(51.6)	9.1
Accounts payable	(118.5)	50.3	10.1
Accrued income taxes, net	43.4	(89.4)	(106.9)
Deferred costs, net	46.2	81.5	(56.3)
Other current liabilities	(11.7)	8.0	0.3
Other, net	(20.3)	71.8	(135.9)

Cash Provided by Operating Activities	628.8	736.4	532.4

Investing Activities
Capital expenditures	(817.7)	(1,136.4)	(1,210.2)
Investment in transmission affiliate	(25.9)	(25.3)	-
Proceeds from asset sales, net	16.8	14.3	963.1
Proceeds from liquidation of nuclear decommissioning trust	-	-	552.4
Change in restricted cash	192.0	345.1	(731.6)
Proceeds from investments within nuclear decommissioning trust	-	-	1,528.7
Other activity within nuclear decommissioning trust	-	-	(1,528.7)
Other, net	(101.3)	(104.0)	(116.8)

Cash Used in Investing Activities	(736.1)	(906.3)	(543.1)

Financing Activities
Exercise of stock options	17.0	11.6	36.1
Purchase of common stock	(29.6)	(23.0)	(67.8)
Dividends paid on common stock	(157.8)	(126.3)	(116.9)
Issuance of long-term debt	261.5	1,113.0	523.4
Retirement and repurchase of long-term debt	(221.1)	(497.8)	(363.8)
Change in short-term debt	222.8	(298.4)	(11.2)
Other, net	2.9	(4.1)	1.3

Cash Provided by Financing Activities	95.7	175.0	1.1

Change in Cash and Cash Equivalents	(11.6)	5.1	(9.6)

Cash and Cash Equivalents at Beginning of Year	32.5	27.4	37.0

Cash and Cash Equivalents at End of Year	$ 20.9	$ 32.5	$ 27.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other	Stock
	Common	Other Paid	Retained	Comprehensive	Options
	Stock	In Capital	Earnings	Income (Loss)	Exercisable	Total

	(Millions of Dollars)

Balance - December 31, 2006	$ 1.2	$ 755.5	$ 2,133.3	$ (1.6)	$ 0.6	$ 2,889.0
Impact of uncertainty in income taxes. See Note H.			(0.3)			(0.3)

Balance - January 1, 2007	1.2	755.5	2,133.0	(1.6)	0.6	2,888.7
Net income			335.6			335.6
Other comprehensive income
Hedging, net				0.3		0.3

Comprehensive income	-	-	335.6	0.3	-	335.9
Common stock cash
dividends of $1.00 per share			(116.9)			(116.9)
Exercise of stock options		36.1				36.1
Purchase of common stock		(67.8)				(67.8)
Tax benefit from share based compensation		10.8				10.8
Stock-based compensation and other		12.9	(0.3)		(0.2)	12.4

Balance - December 31, 2007	1.2	747.5	2,351.4	(1.3)	0.4	3,099.2
Net income			359.1			359.1
Other comprehensive income
Hedging, net				0.4		0.4

Comprehensive income	-	-	359.1	0.4	-	359.5
Common stock cash
dividends of $1.08 per share			(126.3)			(126.3)
Exercise of stock options		11.6				11.6
Purchase of common stock		(23.0)				(23.0)
Tax benefit from share based compensation		3.3				3.3
Stock-based compensation and other		12.9			(0.3)	12.6

Balance - December 31, 2008	1.2	752.3	2,584.2	(0.9)	0.1	3,336.9
Net income			382.4			382.4
Other comprehensive income
Hedging, net				0.4		0.4

Comprehensive income	-	-	382.4	0.4	-	382.8
Common stock cash
dividends of $1.35 per share			(157.8)			(157.8)
Exercise of stock options		17.0				17.0
Purchase of common stock		(29.6)				(29.6)
Tax benefit from share based compensation		6.3				6.3
Stock-based compensation and other		11.4			(0.1)	11.3

Balance - December 31, 2009	$ 1.2	$ 757.4	$ 2,808.8	$ (0.5)	$ -	$ 3,566.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2009	2008

		(Millions of Dollars)
Common Equity (see accompanying statement)		$ 3,566.9	$ 3,336.9

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Long-Term Debt
Debentures (unsecured)	4.50% due 2013	300.0	300.0
	6.60% due 2013	45.0	45.0
	6.00% due 2014	300.0	300.0
	5.20% due 2015	125.0	125.0
	6.25% due 2015	250.0	250.0
	4.25% due 2019	250.0	-
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.90% due 2035	90.0	90.0
	5.70% due 2036	300.0	300.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	0.1	0.1
	4.81% effective rate due 2030	2.0	2.0
	4.91% due 2009-2030	139.4	143.3
	6.00% due 2009-2033	151.8	154.6

Notes (unsecured)	5-1/2% due 2009	-	50.0
	6.00% to 6.25% due 2010	21.5	10.0
	2.73% variable rate due 2010 (a)	260.0	260.0
	6.50% due 2011	450.0	450.0
	6.51% due 2013	30.0	30.0
	1.92% variable rate due 2015 (b)	-	17.4
	6.94% due 2028	50.0	50.0
	0.504% variable rate due 2016 (a)	67.0	67.0
	0.504% variable rate due 2030 (a)	80.0	80.0
	Variable rate notes held by Wisconsin Electric	(147.0)	-
	6.20% due 2033	200.0	200.0

Junior Notes (unsecured)	6.25% due 2067	500.0	500.0

Obligations under capital leases		149.0	154.1
Unamortized discount, net and other		(27.3)	(27.0)
Long-term debt due currently		(295.7)	(61.8)

Total Long-Term Debt		3,875.8	4,074.7

Total Capitalization		$ 7,473.1	$ 7,442.0

(a)	Variable interest rate as of December 31, 2009.
(b)	Variable interest rate as of December 31, 2008.

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

Our Corporate and Other segment primarily includes Wispark, which develops and invests in real estate. We have also eliminated all intercompany transactions and balances within this segment from the consolidated financial statements.

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

Subsequent Events:   We have evaluated and determined that no material events took place after our balance sheet date of December 31, 2009 through our financial statement issuance date of February 26, 2010, except as disclosed in Note U.

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

Other Income and Deductions, Net:   We recorded the following items in Other Income and Deductions, net for the years ended December 31:

Other Income and Deductions, net	2009	2008	2007

	(Millions of Dollars)

Carrying Costs	$ -	$ 0.8	$28.8
Gain on Property Sales	1.7	2.6	13.1
AFUDC - Equity	16.0	7.8	5.2
Other, net	10.7	5.8	1.8

Total Other Income and Deductions, net	$28.4	$17.0	$48.9

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

We had the following property in service by segment as of December 31:

Property In Service	2009	2008

	(Millions of Dollars)

Utility Energy	$9,092.8	$8,878.0
Non-Utility Energy	1,111.6	959.4
Other	82.2	72.0

Total	$10,286.6	$9,909.4

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.7% in 2009, 2008 and 2007.

For assets other than our regulated assets, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets. Estimated useful lives for non-regulated assets are 3 to 40 years for furniture and equipment, 2 to 5 years for software and 30 to 40 years for buildings.

Our regulated utilities collect in their rates amounts representing future removal costs for many assets that do not have an associated ARO. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $729.4 million as of December 31, 2009 and $693.5 million as of December 31, 2008.

We recorded the following CWIP by segment as of December 31:

CWIP	2009	2008

	(Millions of Dollars)

Utility Energy	$386.7	$191.3
Non-Utility Energy	1,794.8	1,638.6
Other	4.1	-

Total	$2,185.6	$1,829.9

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

During 2009 and 2008, Wisconsin Electric accrued AFUDC at a rate of 9.09% as authorized by the PSCW. Consistent with the PSCW's 2008 rate order, Wisconsin Electric accrued AFUDC on 50% of all utility CWIP projects except the Oak Creek AQCS project which accrued AFUDC on 100% of CWIP. Wisconsin Electric's rates are set to provide a current return on CWIP that does not accrue AFUDC. During 2007, Wisconsin Electric accrued AFUDC at a rate of 8.94%, as authorized by the PSCW in a prior rate order. Based on the 2010 PSCW rate order, effective January 1, 2010 Wisconsin Electric is recording AFUDC on 100% of CWIP associated with the Oak Creek AQCS project, the Edgewater Unit 5 Selective Catalytic Reduction project, and the Glacier Hills Wind Park. Wisconsin Electric will record AFUDC on 50% of all other electric, gas, and steam utility CWIP. The AFUDC rate starting January 1, 2010 is 8.83%.

During 2009 and 2008, Wisconsin Gas accrued AFUDC at a rate of 10.80% on 50% of its CWIP as authorized by the PSCW in the 2008 rate order. Wisconsin Gas' rates are set to provide a current return on CWIP that does not accrue AFUDC. During 2007, Wisconsin Gas accrued AFUDC at a rate of 11.31%, as authorized by the PSCW in a prior rate order. Based on the 2010 PSCW rate order, effective January 1, 2010 Wisconsin Gas is recording AFUDC on 50% of all CWIP using an AFUDC rate of 9.05%.

Our regulated segment recorded the following AFUDC for the years ended December 31:

	2009	2008	2007

	(Millions of Dollars)

AFUDC - Debt	$6.7	$3.3	$1.8
AFUDC - Equity	$16.0	$7.8	$5.2

Capitalized Interest and Carrying Costs - Non-Regulated Energy:   As part of the construction of the power plants under our PTF program, we capitalize interest during construction. Under the lease agreements associated with our PTF power plants, we are able to collect from utility customers the carrying costs associated with the construction of these power plants. We defer these carrying costs collected on our balance sheet and they will be amortized to revenue once the asset is placed in service over the individual lease term. For further information on the accounting for capitalized interest and deferred carrying costs associated with the construction of our PTF power plants, see Note E.

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

Materials, Supplies and Inventories:   Our inventory at December 31 consists of:

Materials, Supplies and Inventories	2009	2008

	(Millions of Dollars)

Fossil Fuel	$181.1	$132.4
Natural Gas in Storage	93.3	113.3
Materials and Supplies	104.9	99.0

Total	$379.3	$344.7

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

Regulatory Accounting:   The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets on the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet. For further information, see Note C.

Asset Retirement Obligations:   We record a liability for a legal ARO in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply regulatory accounting guidance and recognize regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs. For further information, see Note F.

Derivative Financial Instruments:   We have derivative physical and financial instruments which we report at fair value. For further information, see Note M.

Cash and Cash Equivalents:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restricted Cash:   Cash proceeds that we received from the sale of Point Beach that are to be used for the benefit of our customers are recorded as restricted cash. As of December 31, 2009, all restricted cash is classified as current.

Margin Accounts:   Cash deposited in brokerage accounts for margin requirements is recorded in Other Current Assets on our Consolidated Balance Sheets.

Goodwill and Intangible Assets:   We account for goodwill and other intangible assets following accounting guidance for intangibles and goodwill. As of December 31, 2009 and 2008, we had $441.9 million of goodwill recorded at the utility energy segment, which related to our acquisition of Wisconsin Gas in 2000.

Goodwill and other intangibles with indefinite lives are not subject to amortization. However, goodwill and other intangibles are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. We assess the fair value of our reporting unit by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test for the reporting unit as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2009 impairment test date for our reporting unit.

Impairment or Disposal of Long Lived Assets:   We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less cost to sell. As of December 31, 2009, we had no assets classified as Held for Sale. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. For further information, see Note D.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2009 and 2008, we had a total ownership interest of approximately 26.2% in ATC. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note R.

Income Taxes:   We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. We have established a valuation allowance against certain deferred tax assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

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

Stock Options:  We estimate the fair value of stock options using the binomial pricing model. We report unearned stock-based compensation associated with non-vested restricted stock and performance share awards activity within "other paid in capital" in our Consolidated Statements of Common Equity. We report excess tax benefits as a financing cash inflow. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than 10 years from the grant date. For a discussion of the impacts to our Consolidated Financial Statements, see Note J.

The fair value of our stock options was calculated using a binomial option-pricing model using the following weighted average assumptions:

	2009	2008	2007

Risk free interest rate	0.3% - 2.5%	2.9% - 3.9%	4.7% - 5.1%
Dividend yield	3.0%	2.1%	2.2%
Expected volatility	25.9%	20.0%	13.0% - 20.0%
Expected life (years)	6.2	6.2	6.0
Expected forfeiture rate	2.0%	2.0%	2.0%
Pro forma weighted average fair
value of our stock options granted	$8.01	$9.39	$8.72

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued new accounting guidance relating to fair value measurements and also issued updated accounting guidance in 2008 and 2009. This guidance defines fair value, provides guidance for using fair value to measure assets and liabilities as well as a framework for measuring fair value, expands disclosures related to fair value measurements and was effective for financial statements issued for fiscal years beginning after November 15, 2007. This adoption did not have a significant financial impact on our financial condition, results of operations or cash flow. See Note N -- Fair Value Measurements for required disclosures.

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

Disclosures about Derivative Instruments and Hedging Activities:   In March 2008, the FASB issued new accounting guidance relating to derivative instruments and hedging activities. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements, and was effective for fiscal years beginning after November 15, 2008. We adopted these provisions effective January 1, 2009. This adoption did not have any financial impact on our financial condition, results of operations or cash flows. See Note M -- Derivative Instruments for required disclosures.

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

Amendments to Variable Interest Entity Consolidation Guidance:   In June 2009, the FASB issued new accounting guidance related to variable interest entity consolidation. The purpose of this guidance is to improve financial reporting by enterprises with variable interest entities. The new guidance is effective for all new and existing variable interest entities for fiscal years beginning after November 15, 2009. We adopted these provisions on January 1, 2010. This adoption is not expected to have any impact on our financial condition, results of operations or cash flows.

Employers' Disclosures about Post-retirement Benefit Plan Assets:   In December 2008, the FASB issued new accounting guidance for employer's disclosures about plan assets of defined benefit pension or other post-retirement plans. This new guidance resulted in expanded disclosures related to post-retirement benefit plan assets and was effective for fiscal years ending after December 15, 2009. We adopted these provisions on December 31, 2009. This adoption had no impact on our financial condition, results of operations or cash flows. See Note O -- Benefits for required disclosures.

C -- REGULATORY ASSETS AND LIABILITIES

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our regulators. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2009 and 2008, we had approximately $17.4 million and $28.2 million, respectively, of net regulatory assets that were not earning a return.

In December 2009, the PSCW issued a rate order effective January 1, 2010 that, among other things, reaffirmed our accounting for the regulatory assets and liabilities identified below. The rate order provided for the recovery over an eight year period of specific regulatory assets, the largest of which is the balance of the remaining deferred transmission costs. The order also specified that the deferred Point Beach gain would be passed on to customers as authorized in the prior rate case such that the final credits should essentially be issued by the end of 2010.

Our regulatory assets and liabilities as of December 31 consist of:

	2009	2008

	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs	$561.9	$593.6
Escrowed electric transmission costs	157.8	199.0
Deferred unrecognized OPEB costs	122.1	107.7
Deferred income tax related	78.8	73.4
Deferred plant related -- capital lease	78.5	77.9
Deferred environmental costs	68.1	56.8
Deferred derivative amounts	19.1	84.4
Other, net	165.1	150.8

Total regulatory assets	$1,251.4	$1,343.6

Regulatory Liabilities
Deferred cost of removal obligations	$729.4	$693.5
Deferred Point Beach related	202.4	431.5
Deferred income tax related	52.3	89.2
Other, net	125.4	181.0

Total regulatory liabilities	$1,109.5	$1,395.2

We have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

Our regulated subsidiaries record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues, see Note A.

Consistent with a generic order from, and past rate-making practices of the PSCW, we defer as a regulatory asset, costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2009, we have recorded $68.1 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $15.9 million of deferrals for actual remediation costs incurred and a $52.2 million accrual for estimated future site remediation (see Note S). In addition, we have deferred $5.3 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We amortize the deferred costs actually incurred and insurance recoveries over five years in accordance with rate-making treatment.

As of December 31, 2009, we have $28.7 million of escrowed bad debt costs. The PSCW authorized escrow accounting for residential bad debt costs for both Wisconsin Gas and Wisconsin Electric whereby they defer actual bad debt write-offs that exceed amounts allowed in rates.

D -- ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL, which will become binding if we are unable to reach an agreement with a third party to sell our interest. We are continuing to negotiate with a third party to sell our interest in this unit. The completion of any sale will be subject to approval by the PSCW.

Edison Sault:   In October 2009, we announced that we had reached an agreement to sell Edison Sault to Cloverland Electric Cooperative for approximately $61.5 million for a nominal gain. We will retain the membership interest in ATC currently held by Edison Sault. The sale is contingent upon certain conditions, including the approval by regulatory bodies. If the conditions are satisfied, we expect the sale to be completed in 2010. For the year ended December 31, 2009, Edison Sault's operating revenues were $65.3 million.

Water Utility Operations:   Effective April 30, 2009, we sold our water utility to the City of Mequon, Wisconsin for approximately $14.5 million. The assets and liabilities associated with our water utility, reclassified as held for sale within other current assets and liabilities on our Consolidated Balance Sheet as of December 31, 2008, were $14.4 million and $0.3 million, respectively. We also reclassified the water utility income as discontinued operations in the accompanying Consolidated Income Statements.

The following table summarizes the net impacts of the discontinued operations of the water utility on our earnings for the years ended December 31:

	2009	2008	2007

	(Millions of Dollars)

Income from Continuing Operations	$377.2	$357.8	$335.7
Income from Discontinued water operations, net of tax	0.3	0.8	0.8
Income (Loss) from Discontinued other operations, net of tax (a)	4.9	0.5	(0.9)

Net Income	$382.4	$359.1	$335.6

(a)	During 2009, we reduced the amount of unrecognized tax benefits by approximately $5.6 million due to the favorable resolution of an uncertain tax position.

Discontinued water operations had no material impact on the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Point Beach:   Prior to September 28, 2007, Wisconsin Electric owned two 518 MW electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. On September 28, 2007, Wisconsin Electric sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories and assumed the obligation to decommission the plant. Wisconsin Electric retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, Wisconsin Electric deferred the net gain on the sale of approximately $418 million as a regulatory liability and deposited those proceeds into a restricted cash account. In connection with the sale, Wisconsin Electric also transferred $390 million of decommissioning funds to the buyer. Wisconsin Electric then liquidated the balance of the decommissioning trust assets and retained approximately $552 million of that cash. This cash was also placed into the restricted cash account. We are using the cash in the restricted cash account, and the interest earned on the balance, for the benefit of our customers and to pay certain taxes.

As of December 31, 2009, we have given approximately $577.8 million in bill credits to our Wisconsin and Michigan retail customers and issued a refund of approximately $62.5 million to wholesale customers in a one-time FERC-approved settlement. In addition, pursuant to the January 2008 PSCW rate order, during the first quarter of 2008, we used $85.0 million of restricted cash proceeds to recover $85.0 million of regulatory assets.

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

E -- ACCOUNTING AND REPORTING FOR pOWER THE FUTURE GENERATING UNITS

Background:  As part of our PTF strategy, our non-utility subsidiary, We Power, has built three new generating units (PWGS 1, PWGS 2 and OC 1) and is in the process of building another new generating unit, OC 2, which are being/will be leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the PSCW. The leases are designed to recover the capital costs of the plant including a return. PWGS 1 was placed in service in July 2005, PWGS 2 was placed in service in May 2008 and OC 1 was placed in service on February 2, 2010. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

The Oak Creek expansion includes common projects that will benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system, which were placed into service in November 2007 and January 2009, respectively.

During Construction:  Under the terms of each lease, we collect in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital is approximately 14%. The carrying costs that we collect in rates are recorded as deferred revenue and will be amortized to revenue over the term of each lease once the respective unit is placed into service. During the construction of our PTF units, we capitalize interest costs at an overall weighted-average pre-tax cost of interest which was approximately 5% for the year ended December 31, 2009 and approximately 6% in 2008. Capitalized interest is included in the total cost of the PTF units shown below.

Cash Flows:  The following table identifies key pre-tax cash outflows and inflows related to the construction of our PTF units for the years ended December 31:

	2009	2008	2007

	(Millions of Dollars)

Capital Expenditures	$248.2	$526.4	$665.6
Capitalized Interest	$71.8	$83.3	$71.4
Deferred Revenue	$201.7	$203.2	$164.5

Balance Sheet:   As noted above, we collect in current rates carrying costs that are calculated based on the cash expenditures included in CWIP multiplied by our pre-tax cost of capital. The carrying costs are recorded as deferred revenue and included in long-term liabilities. Our total CWIP balance includes cash expenditures, capitalized interest and accruals. The following table identifies key amounts related to our PTF units that are recorded on our balance sheet as of December 31:

	2009	2008

	(Millions of Dollars)

CWIP - Cash Expenditures	$1,575.8	$1,473.7
Total CWIP	$1,792.2	$1,636.8
Net Plant in Service	$1,010.7	$887.0
Deferred Revenue	$739.1	$545.4

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

We recognize revenues related to the lease payments that are included in our rates. In addition, our revenues include the amortization of the deferred revenues that reflect the carrying costs that are collected during construction. The deferred revenue is amortized over the lease term. Once the plants are placed in service, the combination of the lease payments and the amortization of the deferred revenue will result in a levelized annual revenue stream over the lease term. We depreciate the units on a straight line basis over their expected service life.

PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. PWGS 1 had a cost of approximately $364.3 million, including approximately $31.1 million of capitalized interest and PWGS 2 had a cost of $366.0 million, including approximately $34.0 million of capitalized interest. Each asset is being depreciated over their estimated useful life of 37 years. The cost of the plant, plus a return on the investment, is expected to be recovered through Wisconsin Electric's rates over a 25 year period. Annual revenues for PWGS 1 and PWGS 2 are approximately $50.9 million and $52.2 million, respectively.

In November 2007, the coal handling system for Oak Creek was placed in service. This asset had a cost of approximately $199.1 million (including capitalized interest) and is being depreciated over its estimated useful life of 40 years. The cost of the system, plus a return on the investment, is expected to be recovered through Wisconsin

Electric's rates over a 32 year period at an annual amount of approximately $24 million. In January 2009, the new water intake system that serves both the existing units at Oak Creek and OC 1 and OC 2 was placed in service. This asset had a cost of approximately $132.6 million (including capitalized interest) and is being depreciated over its estimated useful life of 40 years. The cost of the system, plus a return on investment, is expected to be recovered through Wisconsin Electric's rates over a 31 year period at an annual amount of approximately $16 million.

F -- ASSET RETIREMENT OBLIGATIONS

The following table presents the change in our AROs during 2009:

	Balance at 12/31/08	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/09

(Millions of Dollars)
AROs	$57.3	$ -	($2.6)	$3.2	$ -	$57.9

G -- VARIABLE INTEREST ENTITIES

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

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of these two variable interest entities. The requested information required to make this determination has not been supplied. As a result, we do not consolidate these entities. We account for one of these contracts as a capital lease and the other contract as an operating lease. We have approximately $417.9 million of required payments over the remaining terms of these two agreements, which expire over the next 13 years. We believe the required payments or any replacement power purchased will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the periods ended December 31, 2009, 2008 and 2007 were $62.2 million, $66.4 million and $70.4 million respectively.

H -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2009	2008	2007

	(Millions of Dollars)

Current tax expense (benefit)	$29.9	($80.2)	$300.0
Deferred income taxes, net	191.2	303.0	(79.9)
Investment tax credit, net	(3.8)	(6.3)	(4.2)

Total Income Tax Expense	$217.3	$216.5	$215.9

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

	2009		2008		2007

		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$208.1	35.0%	$201.0	35.0%	$193.0	35.0%
State income taxes net of federal tax benefit	32.5	5.5%	30.1	5.2%	26.9	4.9%
Production tax credits - wind	(7.1)	(1.2%)	(4.8)	(0.8%)	(0.1)	-%
Domestic production activities deduction	(8.3)	(1.4%)	(8.0)	(1.4%)	-	- %
Investment tax credit restored	(3.8)	(0.6%)	(6.3)	(1.1%)	(4.2)	(0.8%)
Other, net	(4.1)	(0.7%)	4.5	0.8%	0.3	- %

Total Income Tax Expense	$217.3	36.6%	$216.5	37.7%	$215.9	39.1%

The components of deferred income taxes classified as net current assets and net long-term liabilities as of December 31 are as follows:

	2009	2008

	(Millions of Dollars)
Deferred Tax Assets

Current
Deferred Gain	$21.3	$37.0
Employee benefits and compensation	14.2	14.9
Other	12.4	12.8

Total Current Deferred Tax Assets	$47.9	$64.7

Non-current
Deferred revenues	270.8	$204.6
Construction advances	115.5	109.6
Employee benefits and compensation	105.8	95.1
Property-related	32.5	52.9
Deferred gain	-	27.2
Emission allowances	4.0	13.0
State NOL's	1.7	3.9
Other	11.7	20.5

Total Non-current Deferred Tax Assets	$542.0	$526.8

Total Deferred Tax Assets	$589.9	$591.5

	2009	2008

	(Millions of Dollars)
Deferred Tax Liabilities

Current
Prepaid items	$47.3	$45.2

Total Current Deferred Tax Liabilities	$47.3	$45.2

Non-current
Property-related	$1,174.9	$986.1
Employee benefits and compensation	171.8	169.9
Deferred transmission costs	63.2	76.4
Investment in transmission affiliate	91.7	59.5
Other	58.3	48.9

Total Non-current Deferred Tax Liabilities	$1,559.9	$1,340.8

Total Deferred Tax Liabilities	$1,607.2	$1,386.0

Consolidated Balance Sheet Presentation	2009	2008

Current Deferred Tax Asset	$0.6	$19.5
Non-current Deferred Tax Liability	$1,017.9	$814.0

Consistent with ratemaking treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

As of December 31, 2009 and 2008, we had recorded $3.1 million and $3.2 million, respectively, of valuation allowances primarily related to the uncertainty of our ability to benefit from state loss carryforwards in the future. Portions of these state loss carryforwards began expiring in 2008.

On January 1, 2007, we adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

	(Millions of Dollars)

Balance, January 1	$37.0	$33.2
Additions based on tax positions related to the current year	1.4	-
Additions for tax positions of prior years	4.8	5.6
Reductions for tax positions of prior years	(7.1)	(0.6)
Reductions due to statute of limitations	(0.2)	(1.2)
Settlements during the period	(0.5)	-

Balance, December 31	$35.4	$37.0

The amount of unrecognized tax benefits as of December 31, 2009 and 2008 excludes deferred tax assets related to uncertainty in income taxes of $15.8 million and $13.2 million, respectively. As of December 31, 2009 and 2008, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was approximately $9.1 million and $9.3 million, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $2.0 million, $3.3 million and $3.0 million, respectively, of accrued interest in the Consolidated Income Statements. For the years ended December 31, 2009, 2008 and 2007, we recognized no penalties in the Consolidated Income Statements. As of December 31, 2009 and 2008, we had approximately $9.1 million and $9.0 million of interest accrued and approximately $0.3 million and $0.9 million of penalties accrued on the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. Currently, the tax years of 2004 through 2009 are subject to Federal and Wisconsin examination.

I -- NUCLEAR OPERATIONS

The sale of Point Beach was completed on September 28, 2007.

Nuclear Decommissioning:   We recorded decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs were accrued over the expected service lives of the nuclear generating units and were included in electric rates. The decommissioning funding was $11.2 million through September 2007. We liquidated our decommissioning trust assets as part of the sale of Point Beach.

J -- Common equity

As of December 31, 2009 and 2008, we had 325,000,000 shares of common stock authorized under our charter, of which 116,908,346 and 116,917,790 common shares, respectively, were outstanding. All share-based compensation is currently fulfilled by purchases on the open market by our independent agents and do not dilute shareholders' ownership.

Share-Based Compensation Plans:   We have a plan that was approved by stockholders that enables us to provide a long-term incentive through equity interests in Wisconsin Energy to outside directors, selected officers and key employees of the Company. The plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance shares. Awards may be paid in common stock, cash or a combination thereof. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding stock options during the period.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors as of December 31:

	2009	2008	2007

	(Millions of Dollars)

Stock options	$10.8	$12.2	$12.2
Performance units	14.0	9.5	5.4
Restricted stock	1.0	1.1	1.2

Share-based compensation expense	$25.8	$22.8	$ 18.8

Related Tax Benefit	$10.3	$ 9.1	$ 7.6

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

Stock options to purchase 2,718,965 shares of common stock, with prices ranging from $47.76 to $48.04 per share were outstanding during 2009, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The following is a summary of our stock option activity during 2009:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2009	8,543,564	$36.97
Granted	1,216,625	$42.22
Exercised	(665,514)	$25.67
Forfeited	(7,360)	$46.09

Outstanding as of December 31, 2009	9,087,315	$38.49	5.9	$103.0

Exercisable as of December 31, 2009	5,422,215	$33.39	4.5	$89.1

We expect that substantially all of the outstanding options as of December 31, 2009 will be exercised.

In January 2010, the Compensation Committee awarded 274,750 non-qualified stock options with an exercise price of $49.84 to our officers and key executives under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $12.0 million, $10.2 million and $30.0 million, respectively. Cash received from options exercised during the years ended December 31, 2009, 2008 and 2007 was $17.0 million, $11.6 million and $36.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $4.8 million, $3.5 million and $11.2 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$19.62 to $31.07	1,548,528	$25.64	2.8	1,548,528	$25.64	2.8
$33.44 to $39.48	3,593,532	$35.65	5.0	3,593,532	$35.65	5.0
$42.22 to $48.04	3,945,255	$46.13	8.0	280,155	$47.33	7.2

	9,087,315	$38.49	5.9	5,422,215	$33.39	4.5

The following table summarizes information about our non-vested options during 2009:

	Number	Weighted-
	Of	Average
Non-Vested Stock Options	Options	Fair Value

Non-Vested as of January 1, 2009	3,598,379	$8.81
Granted	1,216,625	$8.01
Vested	(1,142,544)	$7.59
Forfeited	(7,360)	$8.73

Non-Vested as of December 31, 2009	3,665,100	$8.73

As of December 31, 2009, total compensation costs related to non-vested stock options not yet recognized was approximately $7.4 million, which is expected to be recognized over the next 16 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during 2009:

		Weighted-
	Number	Average
	of	Market
Restricted Shares	Shares	Price

Outstanding as of January 1, 2009	116,373
Granted	14,216	$42.11
Released / Forfeited	(30,940)	$34.84

Outstanding as of December 31, 2009	99,649

Recipients of previously issued restricted shares have the right to vote the shares and receive dividends, and the shares have vesting periods ranging up to 10 years.

In January 2010, the Compensation Committee awarded 46,740 restricted shares to our directors, officers and other key employees as part of the long-term incentive program. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients also have voting rights and are entitled to dividends in the same manner as other shareholders.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $0.9 million, $2.1 million and $2.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $0.3 million, $0.5 million and $1.1 million, respectively.

As of December 31, 2009, total compensation cost related to restricted stock not yet recognized was approximately $1.3 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

Performance Units:    In January 2009, 2008 and 2007, the Compensation Committee awarded 333,220, 133,855 and 136,905 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. All grants are settled in cash. We are accruing compensation costs over the three-year performance period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2009, 2008 and 2007 had a total intrinsic value of $9.8 million, $8.4 million and $5.2 million, respectively. The awards were subsequently distributed to our officers and key employees in January 2010, 2009 and 2008. The actual tax benefit realized for the tax deductions from the distribution of performance units was approximately $3.4 million, $3.1 million and $1.8 million, respectively.

In January 2010, the Compensation Committee awarded 277,915 performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

As of December 31, 2009, total compensation cost related to performance units not yet recognized was approximately $14.4 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Common Stock Activity:   We do not expect to issue new shares under our various employee benefit plans and our dividend reinvestment and share purchase plan; rather, we instruct independent plan agents to purchase the shares in the open market. In that regard, no new shares of common stock were issued in 2009, 2008 or 2007.

During 2009, 2008 and 2007, our plan agents purchased 0.7 million shares at a cost of $29.6 million, 0.5 million shares at a cost of $23.0 million and 1.4 million shares at a cost of $67.8 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2009, 2008 and 2007, we received proceeds of $17.0 million, $11.6 million and $36.1 million, respectively, related to the exercise of stock options.

Restrictions:   Wisconsin Energy's ability to pay common dividends depends on the availability of funds received from our principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. During 2009, Wisconsin Electric and Wisconsin Gas collectively provided Wisconsin Energy with $212.6 million of dividends. In the future, as the new

PTF plants continue to be placed in service, we expect that We Power will also provide funds for Wisconsin Energy to pay dividends.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

The January 2010 PSCW rate order requires Wisconsin Electric and Wisconsin Gas to maintain capital structures that differ from GAAP as they reflect regulatory adjustments. Wisconsin Electric is required to maintain a common equity ratio range of between 48.5% and 53.5%, and Wisconsin Gas is required to maintain a capital structure which has a common equity range of between 45.0% and 50.0%. Wisconsin Electric and Wisconsin Gas must obtain PSCW approval if they pay dividends above the test year levels that would cause either company to fall below the authorized levels of common equity.

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

As of December 31, 2009, the restricted net assets of consolidated and unconsolidated subsidiaries and our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method total approximately $3.0 billion. This amount exceeds 25% of our consolidated net assets as of December 31, 2009.

See Note L for discussion of certain financial covenants related to the bank back-up credit facilities of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

K -- LONG-TERM DEBT

Debentures and Notes:   As of December 31, 2009, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2010	$288.6
2011	457.5
2012	7.9
2013	383.3
2014	308.7
Thereafter	2,603.8

Total	$4,049.8

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

During 2009, we issued $261.5 million of long-term debt, including $250 million of debentures under an existing shelf registration statement filed by Wisconsin Electric with the SEC in August 2007. The net proceeds were used to repay short-term debt and for other general corporate purposes.

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

During 2008, our subsidiaries issued $706 million of long-term debt, including $550 million of debentures issued by Wisconsin Electric. Of the total amount issued during 2008, $156 million was issued by PWGS and is secured by a collateral assignment of the leases between PWGS and Wisconsin Electric related to PWGS 2. The net proceeds were used to repay short-term debt.

In addition, in December 2008, Wisconsin Energy borrowed $260 million under an 18-month credit facility and used such amount to repay short-term debt. Similar to Wisconsin Energy's bank back-up credit facility, this agreement requires us to maintain, subject to certain exclusions, a minimum funded debt to capitalization ratio of less than 70%, and also contains customary covenants, including certain limitations on our ability to sell assets. The credit facility also contains customary events of default. In addition, Wisconsin Energy must ensure that certain of its subsidiaries comply with many of the covenants contained therein. As of December 31, 2009, Wisconsin Energy was in compliance with all covenants under the credit agreement.

During December 2008, Wisconsin Energy retired $350.8 million of long-term debt through the issuance of short-term debt.

In connection with our outstanding Junior Notes, we executed the RCC for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt). Our 6.20% Senior Notes due April 1, 2033 have been initially designated as the covered debt under the RCC. The RCC provides that we may not redeem, defease or purchase and our subsidiaries may not purchase any Junior Notes on or before May 15, 2037, unless, subject to certain limitations described in the RCC, during the 180 days prior to the date of redemption, defeasance or purchase, we have received a specified amount of proceeds from the sale of qualifying securities.

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $29.1 million and $28.1 million in lease payments during 2009 and 2008, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related -- capital lease in Note C). Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately $78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $149.0 million at December 31, 2009, and will decrease to zero over the remaining life of the contract.

Following is a summary of our capitalized leased facilities as of December 31:

Capital Lease Assets	2009	2008

	(Millions of Dollars)

Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(69.8)	(64.1)

Total Leased Facilities	$70.5	$76.2

Future minimum lease payments under our capital lease and the present value of our net minimum lease payments as of December 31, 2009 are as follows:

(Millions of Dollars)

2010	$36.2
2010	37.5
2011	38.9
2012	40.4
2013	41.9
Thereafter	174.0

Total Minimum Lease Payments	368.9
Less: Estimated Executory Costs	(87.2)

Net Minimum Lease Payments	281.7
Less: Interest	(132.7)

Present Value of Net
Minimum Lease Payments	149.0
Less: Due Currently	(7.1)

$141.9

L -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2009		2008

		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate

	(Millions of Dollars, except for percentages)

Commercial paper	$820.9	0.28%	$602.3	4.01%

In addition, as of December 31, 2009, Wispark had a $4.2 million note payable that matured in January 2010.

The following information relates to commercial paper for the years ended December 31:

	2009	2008

	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$1,058.8	$1,114.7
Average Short-Term Debt Outstanding	$819.6	$875.1
Weighted-Average Interest Rate	0.57%	3.26%

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into various bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require the companies to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, provided approximately $80 million of commitments under our bank back-up facilities on a consolidated basis. As of December 31, 2009, excluding Lehman's commitments, we had approximately $1.6 billion of available undrawn lines under our bank back-up credit facilities on a consolidated basis. As of December 31, 2009, we had approximately $820.9 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. Wisconsin Electric's and Wisconsin Gas' bank back-up credit facilities expire in March 2011 and Wisconsin Energy's expires in April 2011, but may be renewed for two one-year extensions, subject to lender approval.

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

As of December 31, 2009, we were in compliance with all covenants.

M -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of December 31, 2009, we recognized $19.1 million in regulatory assets and $10.3 million in regulatory liabilities related to derivatives in comparison to $84.4 million in regulatory assets and $11.9 million in regulatory liabilities as of December 31, 2008.

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.8 million is recorded in Other deferred charges and other assets and the long-term portion of our derivative liabilities of $5.3 million is recorded in Other deferred credits and other liabilities. Our Consolidated Balance Sheet as of December 31, 2009 includes:

	Derivative Asset	Derivative Liability

	(Millions of Dollars)

Natural Gas	$2.2	$9.3
Fuel Oil	0.6	-
FTRs	5.9	-
Coal	2.1	-

Total	$10.8	$9.3

Our Consolidated Income Statements include gains (losses) on derivative instruments used in our risk management strategies for those commodities supporting our electric operations and natural gas sold to our customers. Our estimated notional volumes and gain (losses) for the year ended December 31, 2009 were as follows:

	Volume	Gains (Losses)

		(Millions of Dollars)

Natural Gas	87.8 million Dth	($97.9)
Energy	23,520.0 MWh	(0.5)
Fuel Oil	6.8 million gallons	(2.5)
FTRs	27,561.8 MW	13.3

Total		($87.6)

As of December 31, 2009, we have posted collateral of $9.3 million in our margin accounts.

For the years ended December 31, 2009, 2008 and 2007, we reclassified $0.4 million, $0.4 million and $0.3 million, respectively, in treasury lock agreement settlement payments deferred in Accumulated Other Comprehensive Income, as an increase to Interest Expense. We estimate that during the next 12 months, $0.4 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

N -- FAIR VALUE MEASUREMENTS

Fair value measurements require enhanced disclosures about assets and liabilities that are measured and reported at fair value and establish a hierarchal disclosure framework which prioritizes and ranks the level of observable inputs used in measuring fair value.

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. Accordingly, we also utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

The following table summarizes our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of December 31, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$194.5	$ -	$ -	$194.5
Derivatives	0.7	4.2	5.9	10.8

Total	$195.2	$4.2	$5.9	$205.3

Liabilities:
Derivatives	$4.5	$4.8	$ -	$9.3

Total	$4.5	$4.8	$ -	$9.3

Recurring Fair Value Measures	As of December 31, 2008

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Cash Equivalents	$9.1	$ -	$ -	$9.1
Restricted Cash	386.5	-	-	386.5
Derivatives	-	4.2	8.8	13.0

Total	$395.6	$4.2	$8.8	$408.6

Liabilities:
Derivatives	$38.9	$32.1	$ -	$71.0

Total	$38.9	$32.1	$ -	$71.0

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

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	2009	2008

	(Millions of Dollars)
Balance as of January 1	$8.8	$13.0
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	(2.9)	(4.2)
Transfers in and/or out of Level 3	-	-

Balance as of December 31	$5.9	$8.8

Change in unrealized gains (losses) relating to instruments still held as of December 31	$ -	$ -

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

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2009		2008

	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$20.2	$30.4	$19.0
Long-term debt including
current portion	$4,049.8	$4,162.5	$4,009.4	$3,711.9

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

We use a year-end measurement date to measure the funded status of all of our pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

The following table presents details about our pension and OPEB plans:

	Pension		OPEB

	2009	2008	2009	2008

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,140.0	$1,161.0	$324.6	$331.0
Service cost	23.3	17.5	8.7	10.3
Interest cost	72.3	71.1	20.5	20.0
Plan participants' contributions	-	-	6.6	-
Plan amendments	0.2	5.9	(9.2)	0.3
Actuarial loss (gain)	40.6	(29.1)	43.7	(26.9)
Gross benefits paid	(115.7)	(86.4)	(21.3)	(11.4)
Federal subsidy on benefits paid	N/A	N/A	1.1	1.3

Benefit Obligation at December 31	$1,160.7	$1,140.0	$374.7	$324.6

	Pension		OPEB

	2009	2008	2009	2008

	(Millions of Dollars)
Change in Plan Assets
Fair Value at January 1	$719.2	$1,007.2	$158.7	$201.5
Actual earnings (loss) on plan assets	146.7	(247.1)	34.3	(54.3)
Employer contributions	275.8	45.5	24.3	22.9
Plan participants contributions	-	-	6.6	-
Gross benefits paid	(115.7)	(86.4)	(21.3)	(11.4)

Fair Value at December 31	1,026.0	719.2	202.6	158.7

Net Liability	$134.7	$420.8	$172.1	$165.9

Amounts recognized in our Consolidated Balance Sheets as of December 31 related to the funded status of the benefit plans consisted of:

	Pension		OPEB

	2009	2008	2009	2008

	(Millions of Dollars)

Other deferred charges	$ -	$ -	$ 13.0	$ 48.5
Other current liabilities	0.1	0.1	0.2	0.1
Other long-term liabilities	134.6	420.7	184.9	214.3

Net liability	$134.7	$420.8	$172.1	$165.9

The accumulated benefit obligation for all defined benefit plans was $1,145.1 million and $1,117.2 million as of December 31, 2009 and 2008, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB

	2009	2008	2009	2008

	(Millions of Dollars)

Net actuarial loss	$537.8	$567.4	$144.4	$130.2
Prior service costs (credits)	19.2	21.3	(20.9)	(24.2)
Transition obligation	-	-	1.0	1.3

Total	$557.0	$588.7	$124.5	$107.3

The following table shows the estimated amounts that will be amortized as a component of net periodic benefit costs during 2010:

	Pension	OPEB

	(Millions of Dollars)

Net actuarial loss	$26.7	$10.6
Prior service costs (credits)	2.3	(11.8)
Transition obligation	-	0.3

Total	$29.0	($0.9)

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets as of December 31 is as follows:

	2009	2008

	(Millions of Dollars)

Projected benefit obligation	$1,160.7	$1,140.0
Accumulated benefit obligation	$1,145.1	$1,117.2
Fair value of plan assets	$1,026.0	$719.2

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB

	2009	2008	2007	2009	2008	2007

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$23.3	$17.5	$29.5	$8.7	$10.3	$11.2
Interest cost	72.3	71.1	71.2	20.5	20.0	19.2
Expected return on plan assets	(95.4)	(84.7)	(83.9)	(13.6)	(17.5)	(15.5)
Amortization of:
Transition obligation	-	-	-	0.3	0.3	0.3
Prior service cost (credit)	2.2	2.5	5.5	(12.6)	(12.6)	(12.5)
Actuarial loss	18.9	16.3	15.8	8.9	6.0	7.1

Net Periodic Benefit Cost	$21.3	$22.7	$38.1	$12.2	$6.5	$9.8

Weighted-Average assumptions used to
determine benefit obligations as of Dec. 31

Discount rate	6.05%	6.5%	6.05%	5.75%	6.5%	6.10%
Rate of compensation increase	4.0	4.0	4.5 to 5.0	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec. 31

Discount rate	6.5%	6.05%	5.75%	6.5%	6.10%	5.75%
Expected return on plan assets	8.25	8.5	8.5	8.25	8.5	8.5
Rate of compensation increase	4.0	4.5 to 5.0	4.5 to 5.0	N/A	N/A	N/A

Assumed health care cost trend rates as of Dec. 31

Health care cost trend rate assumed for next year (Pre 65/Post 65)	7.5/20	7.5/9	8/11
Rate that the cost trend rate gradually adjusts to	5	5	5
Year that the rate reaches the rate it is assumed to remain at	2015/2016	2014	2014

The expected long-term rate of return on plan assets was 8.25% in 2009, and 8.5% in 2008 and 2007. Subsequent to our last asset/liability study in 2005, we have consulted with our investment advisors on an annual basis and requested them to forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$28.0	($23.6)
Total of service and interest cost components	$3.7	($3.0)

We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds or commingled funds.

Plan Assets:   Current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

The Investment Trust Policy Committee oversees investment matters related to all of our funded benefit plans. The Committee works with external actuaries and investment consultants on an ongoing basis to establish and monitor investment strategies and target asset allocations. Forecasted cash flows for plan liabilities are regularly updated based on annual valuation results. Target allocations are determined utilizing projected benefit payment cash flows and risk analyses of appropriate investments. They are intended to reduce risk, provide long-term financial stability for the plans and maintain funded levels which meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments.

Our current pension plan asset allocation is 45% equity investments and 55% fixed income investments. The current OPEB asset allocation is 60% equity investments and 40% fixed income investments. Equity securities include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and U.S. Treasuries.

The following table summarizes the fair value of our pension plan assets as of December 31, 2009 by asset category within the fair value hierarchy (for further level information, see Note N):

Asset Category - Pension	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$10.7	$ -	$ -	$10.7
Equities:
U.S. Equity	183.5	215.9	-	399.4
International Equity	58.6	33.7	-	92.3
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	448.9	-	-	448.9
International Bonds	43.5	-	-	43.5
Commercial Paper (b)	31.2	-	-	31.2

Total	$776.4	$249.6	$ -	$1,026.0

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

(b)	This category represents investment in commercial paper issued by Wisconsin Energy.

The following table summarizes the fair value of our OPEB plan assets as of December 31, 2009 by asset category within the fair value hierarchy:

Asset Category - OPEB	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$0.8	$ -	$ -	$0.8
Equities:
U.S. Equity	37.5	72.8	-	110.3
International Equity	3.5	2.0	-	5.5
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	81.6	-	-	81.6
International Bonds	2.6	-	-	2.6
Commercial Paper (b)	1.8	-	-	1.8

Total	$127.8	$74.8	$ -	$202.6

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

(b)	This category represents investment in commercial paper issued by Wisconsin Energy.

In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of our pension plan to invest in the commercial paper of Wisconsin Energy. As of December 31, 2009, the Pension Trust and OPEB plan assets included approximately $33 million of commercial paper issued by Wisconsin Energy, which represents less than 10% of total assets of the plan.

Cash Flows:

Employer Contributions	Pension	OPEB

	(Millions of Dollars)

2007	$26.7	$2.5
2008	$45.5	$22.9
2009	$275.8	$24.3

Of the amounts listed above, we contributed $270 million, $38.6 million and $20.0 million to our qualified pension plan during 2009, 2008 and 2007, respectively. We do not expect to make contributions to the plan in 2010.

Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

The entire contribution to the OPEB plans during 2009 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross OPEB	Expected Medicare Part D Subsidy

	(Millions of Dollars)

2010	$83.8	$20.6	($1.0)
2011	$100.4	$22.2	($0.7)
2012	$108.2	$23.5	$ -
2013	$107.8	$25.7	$ -
2014	$111.3	$26.8	$ -
2015-2019	$539.8	$149.8	$ -

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans we expensed matching contributions of $14.1 million, $14.8 million and $12.1 million during 2009, 2008 and 2007, respectively.

P -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of December 31, 2009, we had the following guarantees:

Maximum Potential Future Payments	Outstanding as of December 31, 2009	Liability Recorded as of December 31, 2009

(Millions of Dollars)
$3.1	$0.3	$ -

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

We also provide guarantees to support obligations of our affiliates to third parties under loan agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric is subject to the potential retrospective premiums that could be assessed under its insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $15.8 million as of December 31, 2009.

Q -- SEGMENT REPORTING

Our reportable operating segments at December 31, 2009 include a utility energy segment and a non-utility energy segment. We have organized our reportable operating segments based upon the regulatory environment in which our utility subsidiaries operate and on how management makes decisions and measures performance. The segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

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

Summarized financial information concerning our reportable operating segments for each of the three years ended December 31, 2009 is shown in the following table. The segment information below includes income from discontinued operations as a result of the sale of the water utility in April 2009.

	Reportable Operating Segments		Corporate & Other (a) &

	Energy		Reconciling	Total

Year Ended	Utility	Non-Utility	Eliminations	Consolidated

	(Millions of Dollars)
December 31, 2009
Operating Revenues (b)	$4,119.3	$163.1	($154.5)	$4,127.9
Depreciation, Decommissioning and Amortization	$316.2	$29.2	$0.7	$346.1
Operating Income (Loss)	$554.3	$120.1	($10.7)	$663.7
Equity in Earnings of Unconsolidated Affiliates	$59.1	$ -	($0.2)	$58.9
Interest Expense, Net	$117.5	$14.7	$24.5	$156.7
Income Tax Expense (Benefit)	$188.5	$43.4	($14.6)	$217.3
Income from Discontinued Operations, Net of Tax	$0.3	$ -	$4.9	$5.2
Net Income (Loss)	$334.2	$63.8	($15.6)	$382.4
Capital Expenditures	$550.1	$253.2	$14.4	$817.7
Total Assets (c)	$10,784.6	$2,754.1	($840.8)	$12,697.9

December 31, 2008
Operating Revenues (b)	$4,421.3	$126.2	($119.7)	$4,427.8
Depreciation, Decommissioning and Amortization	$303.8	$21.9	$0.8	$326.5
Operating Income (Loss)	$580.5	$89.3	($10.6)	$659.2
Equity in Earnings of Unconsolidated Affiliates	$51.8	$ -	($0.5)	$51.3
Interest Expense, Net	$107.2	$12.0	$34.5	$153.7
Income Tax Expense (Benefit)	$202.9	$32.5	($18.9)	$216.5
Income from Discontinued Operations, Net of Tax	$0.8	$ -	$0.5	$1.3
Net Income (Loss)	$334.1	$48.6	($23.6)	$359.1
Capital Expenditures	$606.7	$529.3	$0.4	$1,136.4
Total Assets (c)	$10,791.6	$2,516.7	($690.5)	$12,617.8

	Reportable Operating Segments		Corporate & Other (a) &

	Energy		Reconciling	Total

Year Ended	Utility	Non-Utility	Eliminations	Consolidated

	(Millions of Dollars)
December 31, 2007
Operating Revenues (b)	$4,222.1	$75.7	($62.7)	$4,235.1
Depreciation, Decommissioning and Amortization	$314.9	$12.1	$0.9	$327.9
Operating Income (Loss)	$584.7	$47.4	($4.9)	$627.2
Equity in Earnings of Unconsolidated Affiliates	$43.1	$ -	$0.9	$44.0
Interest Expense, net	$113.8	$7.4	$46.4	$167.6
Income Tax Expense (Benefit)	$220.7	$14.3	($19.1)	$215.9
Income (Loss) from Discontinued Operations, Net of Tax	$0.8	$ -	($0.9)	($0.1)
Net Income (Loss)	$338.0	$23.7	($26.1)	$335.6
Capital Expenditures	$539.0	$669.3	$1.9	$1,210.2
Total Assets (c)	$10,243.7	$1,974.5	($497.9)	$11,720.3

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)

An elimination for intersegment revenues of $154.8 million, $119.0 million and $70.3 million is included in Operating Revenues for 2009, 2008 and 2007, respectively. This elimination is primarily between We Power and Wisconsin Electric.

(c)

An elimination of $889.1 million, $794.0 million and $465.4 million is included in Total Assets at December 31, 2009, 2008 and 2007, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

R -- RELATED PARTIES

We receive and/or provide certain services to other associated companies in which we have an equity investment.

American Transmission Company LLC:   As of December 31, 2009, we have a 26.2% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction, including generating units being constructed as part of our PTF strategy. ATC will reimburse us for these costs when new generation is placed into service. As of December 31, 2009 and 2008, we had a receivable of $1.1 million and $32.6 million, respectively, for these items.

Nuclear Management Company:   Prior to the Point Beach sale, we had a partial ownership in NMC, which held the operating licenses of Point Beach. Upon the sale of Point Beach, the operating licenses were transferred to the buyer and our relationship with NMC was terminated.

We provided and received services from the following associated companies during 2009, 2008 and 2007:

Equity Investee	2009	2008	2007

	(Millions of Dollars)
Services Provided
-ATC	$22.9	$20.7	$17.8

Services Received
-ATC	$201.3	$199.4	$176.8
-NMC	$ -	$ -	$50.6

As of December 31, 2009 and 2008, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2009	2008

	(Millions of Dollars)
Services Provided
-ATC	$1.1	$2.1

Services Received
-ATC	$16.7	$16.6

S -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2010 capital expenditures. During 2010, we estimate that total capital expenditures will be approximately $950.5 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2014. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases including leases for vehicles and coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)

2010	$21.3
2011	21.5
2012	15.1
2013	5.5
2014	2.9
Thereafter	9.7

Total	$76.0

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $35 to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2009, we have established reserves of $52.2 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion by-products. However, some coal-ash by-products have been, and to a small degree continue to be, managed in company-owned, licensed landfills. Some early designed and constructed landfills have at times required various levels of monitoring or remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are recovered under the fuel clause for Wisconsin Electric and are expensed as incurred. During 2009, 2008 and 2007, Wisconsin Electric incurred $0.3 million, $1.3 million and $0.8 million respectively, in coal-ash remediation expenses. As of December 31, 2009, we have no reserves established related to ash landfill sites.

EPA - Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired generating facilities. In July 2003, the Consent Decree was amended to include the state of Michigan, and in October 2007, the U.S. District Court for the Eastern District of Wisconsin approved and entered the amended Consent Decree. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment and retiring certain older units. Through December 31, 2009, we have spent approximately $686 million associated with the installation of air quality controls and have retired four coal units as part of our plan under the Consent Decree. The total cost of implementing this agreement is estimated to be $1.2 billion over the 10 year period ending 2013.

Oak Creek:   Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, submitted claims to us for schedule and cost relief on December 22, 2008 related to the delay of the in-service dates for OC 1 and OC 2. These claims were asserted against ERS, the project manager for the construction of the Oak Creek expansion and agent for the joint owners of OC 1 and OC 2. On October 30, 2009, Bechtel amended its claim to increase its request for cost relief and schedule relief. In its amended claim, Bechtel requested cost relief totaling approximately $517.5 million and schedule relief that would have resulted in approximately seven months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2009 for OC 1 and approximately four months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2010 for OC 2.

Bechtel's first claim was based on the alleged impact of severe weather and certain labor-related matters. Pursuant to its amended claim, Bechtel was requesting approximately $445.5 million in costs related to changed weather and labor conditions. Bechtel's second claim of approximately $72 million sought cost and schedule relief for the alleged effects of ERS-directed changes and delays allegedly caused by ERS prior to the issuance of the Full Notice to Proceed in July 2005. These claims, as well as claims submitted by ERS related to the rights of the parties under the construction contract and ERS counterclaims, had been submitted to binding arbitration.

Effective December 16, 2009, ERS and Bechtel entered into the Settlement Agreement that settled all claims between them regarding OC 1 and OC 2. Pursuant to the terms of this Settlement Agreement, ERS will pay to Bechtel $72 million to settle these claims, with $10 million already paid in 2009 and the remaining $62 million to be paid in six additional installments upon the achievement of specific project milestones. In addition, Bechtel will receive 120 days of schedule relief for OC 1 and 60 days for OC 2. Therefore, the guaranteed in-service date of September 29, 2009 for OC 1 was extended to January 27, 2010, and the guaranteed in-service date of September 29, 2010 for OC 2 was extended to November 28, 2010.

We are responsible for approximately 85% of amounts paid under the Settlement Agreement, consistent with our ownership share of the Oak Creek expansion. The other joint owners are responsible for the remainder.

The Settlement Agreement also provides for Bechtel's release of ERS from all matters related to Bechtel's claims, among other things, and for ERS' release of Bechtel from all matters related to ERS' claims that were subject to arbitration, among other things.

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. We believe the Plan correctly calculated the lump-sum distributions. An adverse outcome of this lawsuit could affect our Plan funding and expense. We are currently unable to predict the final outcome or impact of this litigation.

T -- SUPPLEMENTAL CASH FLOW INFORMATION

During the twelve months ended December 31, 2009, we paid $152.3 million in interest, net of amounts capitalized, and received $27.9 million in net refunds from income taxes. During the twelve months ended December 31, 2008, we paid $144.2 million in interest, net of amounts capitalized, and $2.4 million in income taxes, net of refunds. During the twelve months ended December 31, 2007, we paid $191.4 million in interest, net of amounts capitalized, and $291.6 million in income taxes, net of refunds.

As of December 31, 2009, 2008 and 2007, the amount of accounts payable related to capital expenditures was $14.7 million, $45.1 million and $132.6 million, respectively.

U -- SUBSEQUENT EVENT

On February 2, 2010, OC 1 was placed into service and is fully operational. Wisconsin Electric now has care, custody and control and will operate and maintain the unit.

On February 11, 2010, we issued a total of $530 million in long-term debt ($255 million aggregate principal amount of 5.209% Series A Senior Notes due February 11, 2030 and $275 million aggregate principal amount of 6.09% Series A Senior Notes due February 11, 2040), and used the net proceeds to repay debt incurred to finance the construction of OC 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the internal control over financial reporting of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2010

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Energy Corporation's and subsidiaries internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Energy Corporation's and subsidiaries internal control over financial reporting was effective as of December 31, 2009.

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

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our financial statements has issued an attestation report on the effectiveness of Wisconsin Energy Corporation's and its subsidiaries' internal control over financial reporting as of December 31, 2009. Deloitte & Touche LLP's report is included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors - Terms Expiring in 2011", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance - Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to the Corporate Governance Committee?", "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Frequently Asked Questions: Are all the members of the Audit Committee financially literate and does the committee have an audit committee financial expert?" and "Committees of the Board of Directors - Audit and Oversight" in our definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Stockholders to be held May 6, 2010 (the "2010 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

The information under "Compensation Discussion and Analysis", "Executive Officers' Compensation", "Director Compensation", "Committees of the Board of Directors - Compensation", "Compensation Committee Report", "Risk Analysis of WEC's Compensation Policies and Practices" and "Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation" in the 2010 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Common Stock Ownership" in the 2010 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	9,082,934 (1)	$38.50	1,237,622
Equity compensation plans not approved by security holders	-	-	-

Total (2)	9,082,934	$38.50	1,237,622

(1)	Represents options to purchase our common stock granted under our 1993 Omnibus Stock Incentive Plan, as amended.

(2)

Also outstanding were options to purchase 4,381 shares of our common stock at a weighted average exercise price of $19.62 per share granted under the stock option plans of WICOR and assumed in connection with the acquisition of WICOR in April 2000. No further awards were or will be made under the WICOR stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Frequently Asked Questions: Who are the independent directors?", "Corporate Governance - Frequently Asked Questions: What are the Board's standards of independence" and "Certain Relationships and Related Transactions" in the 2010 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on our website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2010 Annual Meeting Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2009.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the three years ended December 31, 2009.

Consolidated Statements of Common Equity for the three years ended December 31, 2009.

Consolidated Statements of Capitalization at December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2009 and Balance Sheets at December 31, 2009 and 2008.

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2009.

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

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31

	2009	2008	2007

	(Millions of Dollars)

Other Income, Net	$24.2	$31.8	$23.4

Corporate Expense	8.9	3.4	3.3

Interest Expense	50.2	68.8	70.3

Loss before Taxes	(34.9)	(40.4)	(50.2)

Income Tax Benefit	14.7	17.7	20.9

Loss after Taxes	(20.2)	(22.7)	(29.3)

Equity in Subsidiaries' Continuing Operations	397.4	380.5	365.0

Income from Continuing Operations	377.2	357.8	335.7

Income (Loss) from Discontinued Operations including Equity in Subsidiaries' Discontinued Operations	5.2	1.3	(0.1)

Net Income	$382.4	$359.1	$335.6

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	Year Ended December 31

	2009	2008	2007

	(Millions of Dollars)
Operating Activities
Net income	$382.4	$359.1	$335.6
Reconciliation to cash
Equity in subsidiaries' earnings	(397.7)	(381.3)	(365.8)
Dividends from subsidiaries	225.2	451.0	268.7
Deferred income taxes, net	27.3	23.2	13.1
Accrued income taxes, net	(11.8)	(57.6)	35.6
Change in - Other current assets	0.1	(0.1)	0.1
Change in - Other current liabilities	(0.4)	(0.3)	5.5
Change in - Accounts receivable	1.7	(46.5)	(245.9)
Other	11.8	(6.4)	(9.4)

Cash Provided by Operating Activities	238.6	341.1	37.5

Investing Activities
Capital contributions to associated companies	(108.9)	(140.0)	(273.7)
Capitalized interest and other	(42.7)	(41.9)	(39.9)

Cash Used In Investing Activities	(151.6)	(181.9)	(313.6)

Financing Activities
Exercise of stock options	17.0	11.6	36.1
Purchase of common stock	(29.6)	(23.0)	(67.8)
Dividends paid on common stock	(157.8)	(126.3)	(116.9)
Issuance of long-term debt	11.4	257.5	493.0
Retirement of long-term debt	-	(300.0)	-
Change in short-term debt	74.0	11.7	(86.3)
Change in notes payable due associated companies	(6.6)	5.5	11.8
Other	3.4	2.7	8.2

Cash Provided by (Used In) Financing Activities	(88.2)	(160.3)	278.1

Change in Cash and Cash Equivalents	(1.2)	(1.1)	2.0
Cash and Cash Equivalents
at Beginning of Year	1.9	3.0	1.0

Cash and Cash Equivalents
at End of Year	$0.7	$1.9	$3.0

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)
	December 31

	2009	2008

	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$ 0.7	$ 1.9
Accounts and notes receivable
from associated companies	516.1	517.9
Prepaid taxes and other	132.8	126.6

Total Current Assets	649.6	646.4
Property and Investments
Investment in subsidiary companies	4,919.6	4,624.2
Other	130.8	89.5

Total Property and Investments	5,050.4	4,713.7
Deferred Charges and Other Assets	93.2	88.1

Total Assets	$ 5,793.2	$ 5,448.2

Liabilities and Equity

Current Liabilities
Long-term debt due currently	$ 281.5	$ -
Short-term debt	573.4	499.4
Notes payable due associated companies	26.9	33.5
Other	31.1	32.0

Total Current Liabilities	912.9	564.9
Long-term debt	1,141.7	1,410.7
Other Long-term liabilities	171.7	135.7
Stockholder's equity	3,566.9	3,336.9

Total Liabilities and Equity	$ 5,793.2	$ 5,448.2

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

2.    Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from the Parent Company's principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. During 2009, Wisconsin Electric and Wisconsin Gas collectively provided Wisconsin Energy with $212.6 million of dividends and distributions. In the future, as construction of the new PTF plants is completed and the plants are placed in service, it is expected that We Power will also be a source for distributions to Wisconsin Energy.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the Parent Company's subsidiaries to transfer funds to the Parent Company in the form of cash dividends or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to the Parent Company.

Wisconsin Energy does not believe that these restrictions will materially affect the Parent Company's operations or limit any dividend payments in the foreseeable future.

3.    As of December 31, 2009, the maturities of the Parent Company long-term debt outstanding were as follows:

(Millions of Dollars)

2010	$ 281.5
2011	450.0
2012	-
2013	-
2014	-
Thereafter	700.0

Total	$1,431.5

Wisconsin Energy amortizes debt premiums, discounts and debt issuance costs over the lives of the debt and includes the costs in interest expense.

During 2009, Wisconsin Energy issued $11.4 million of new notes and used the proceeds to repay short-term debt.

In December 2008, Wisconsin Energy borrowed $260 million under an 18-month credit agreement and used such amount to repay short-term debt. Similar to Wisconsin Energy's bank back-up credit facility, this agreement requires Wisconsin Energy to maintain, subject to certain exclusions, a minimum funded debt to capitalization ratio of less than 70%, and also contains customary covenants, including certain limitations on our ability to sell assets. The credit agreement also contains customary events of default. In addition, Wisconsin Energy must ensure that certain of its subsidiaries comply with many of the covenants contained therein. As of December 31, 2009, Wisconsin Energy was in compliance with all covenants under the credit agreement.

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

As of December 31, 2009, Wisconsin Energy was in compliance with all covenants.

4.    Wisconsin Energy and certain of its subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2009, Wisconsin Energy had the following guarantees:

	Maximum Potential Future Payments	Outstanding as of Dec.31, 2009	Liability Recorded as of Dec. 31, 2009

	(Millions of Dollars)
Wisconsin Energy Guarantees
Utility	$8.9	$8.9	$ -
Non-Utility Energy	123.0	28.6	-
Other	0.4	0.2	-

Total	$132.3	$37.7	$ -

Letters of Credit	$1.1	$0.2	$ -

Utility guarantees support obligations of the utility segment under surety bonds, worker's compensation and interconnection agreements.

Wisconsin Energy's guarantees in support of its non-utility energy segment guaranty performance and payment obligations of We Power and Wisvest. The guarantees which support We Power are for obligations under purchase, construction and lease agreements with the utility segment and third parties.

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

Wisconsin Energy has a guarantee that supports an environmental indemnification obligation, which is unlimited, associated with the Minergy Neenah plant and indemnifications related to the post-closing obligations under the Minergy Neenah sale agreement which was effective September 7, 2006. Wisconsin Energy's other guarantees also support obligations to third parties under purchase and loan agreements and surety bonds. In the event the guarantee fails to perform, Wisconsin Energy would be responsible for the obligations.

5.   During the twelve months ended December 31, 2009, Wisconsin Energy paid $45.2 million in interest, net of amounts capitalized, and received $36.0 million in refunds from income taxes. During the twelve months ended December 31, 2008, Wisconsin Energy paid $65.6 million in interest, net of amounts capitalized, and received $1.3 million in refunds from income taxes. During the twelve months ended December 31, 2007, Wisconsin Energy paid $63.5 million in interest, net of amounts capitalized, and $70.5 million in income taxes, net of refunds.

SCHEDULE II	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)
December 31, 2009	$48.8	$54.6	$12.9	($58.4)	$57.9
December 31, 2008	$38.0	$54.2	$8.1	($51.5)	$48.8
December 31, 2007	$35.1	$38.2	$8.9	($44.2)	$38.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

By	/s/GALE E. KLAPPA
Date: February 26, 2010	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/GALE E. KLAPPA	February 26, 2010
Gale E. Klappa, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	February 26, 2010
Allen L. Leverett, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 26, 2010
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 26, 2010
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 26, 2010
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 26, 2010
Patricia W. Chadwick, Director

/s/ROBERT A. CORNOG	February 26, 2010
Robert A. Cornog, Director

/s/CURT S. CULVER	February 26, 2010
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 26, 2010
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	February 26, 2010
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 26, 2010
Frederick P. Stratton, Jr., Director

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2009

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

Number	Exhibit

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

	4.10*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 to Wisconsin Electric's 11/02/06 Form 8-K.)

	4.11*	Securities Resolution No. 8 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 25, 2008. (Exhibit 4.1 to Wisconsin Electric's 09/25/08 Form 8-K.)

	4.12*	Securities Resolution No. 9 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2008. (Exhibit 4.1 to Wisconsin Electric's 12/08/08 Form 8-K.)

	4.13*	Securities Resolution No. 10 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2009. (Exhibit 4.1 to Wisconsin Electric's 12/08/09 Form 8-K.)

	4.14*	Indenture for Debt Securities of Wisconsin Energy Corporation (the "Wisconsin Energy Indenture"), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

	4.15*	Securities Resolution No. 1 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 16, 1999. (Exhibit 4.47 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

	4.16*	Securities Resolution No. 2 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation's 03/31/01 Form 10-Q.)

	4.17*	Securities Resolution No. 3 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of November 13, 2001. (Exhibit 4.52 to Wisconsin Energy Corporation's 12/31/01 Form 10-K.)

4.18*

Securities Resolution No. 4 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

4.19*	Securities Resolution No. 5 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

Number	Exhibit

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

10.6*

Credit Agreement, dated as of April 6, 2006, among Wisconsin Energy Corporation, as Borrower, the Lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Bank. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/09 Form 10-Q.)

10.7*

Credit Agreement, dated as of March 30, 2006, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent and Fronting Bank. (Exhibit 10.2 to Wisconsin Energy Corporation's 06/30/09 Form 10-Q.)

10.8*

Credit Agreement, dated as of March 30, 2006, among Wisconsin Gas LLC, as Borrower, the Lenders identified therein, Citibank, N.A., as Administrative Agent, and U.S. Bank National Association, as Fronting Bank. (Exhibit 10.3 to Wisconsin Energy Corporation's 03/31/06 Form 10-Q.)

	10.9*	Wisconsin Energy Corporation Supplemental Pension Plan, effective as of January 1, 2005. (Exhibit 10.9 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

Number	Exhibit

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

	10.12*	First Amendment to the Legacy EDCP, effective as of January 1, 2005. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.13*	Wisconsin Energy Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.14*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004 (the "Legacy DDCP"). (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)** See Note.

	10.15*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.16*	Wisconsin Energy Corporation Directors' Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.17*	Wisconsin Energy Corporation Short-Term Performance Plan, as amended and restated effective as of January 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.18*	Wisconsin Energy Corporation Amended and Restated Executive Severance Policy, effective as of January 1, 2008. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.19*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

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

	10.21	Base Salaries of Named Executive Officers of the Registrant.** See Note.

	10.22*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.23*	Amendment of the employment arrangement with Charles R. Cole, dated December 11, 2008. (Exhibit 10.23 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

Number	Exhibit

10.24*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)

10.25*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, dated as of December 29, 2008. (Exhibit 10.25 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.26*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, dated as of December 30, 2008. (Exhibit 10.26 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.27*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Frederick D. Kuester, dated as of December 30, 2008. (Exhibit 10.27 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.28*

Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K.)** See Note.

	10.29*	Amendment to the Letter Agreement between Wisconsin Energy Corporation and James C. Fleming, dated December 23, 2008. (Exhibit 10.29 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.30*

Amended and Restated Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of December 30, 2008. (Exhibit 10.30 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.31*

Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q.)** See Note.

10.32*

Amendment to the Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen Dickson, dated December 29, 2008. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.33*

Amended and Restated Non-Compete and Special Severance Tax Protection Agreement between Wisconsin Energy Corporation and Stephen P. Dickson, effective as of January 1, 2008. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.34	Wisconsin Energy Corporation Death Benefit Only Plan, amended and restated as of December 3, 2009. ** See Note.

10.35*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K. Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 03/31/00
Form 10-Q.)** See Note.

Number	Exhibit

10.36*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan for non-qualified stock option awards to non-employee directors, restricted stock awards and option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K.)** See Note.

10.37*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 03/31/01 Form 10-Q.)** See Note.

10.38*

1993 Omnibus Stock Incentive Plan, as approved by the stockholders at the 2001 annual meeting of stockholders, amended and restated effective as of January 1, 2008. (Exhibit 10.37 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.39*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K.)** See Note.
	10.40*	Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)** See Note.

10.41*

Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 3, 2009. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.42*	Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of January 1, 2010. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.43*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K.)** See Note.

10.44*

Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.45*

Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.46*

Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.47*

Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

Number	Exhibit

10.48*

Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.49*

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

	99.2*	Change Order No. 8 to the EPC Contract. (Exhibit 99.2 to Wisconsin Energy Corporation's 09/30/08 Form 10-Q.)

	99.3*	Change Order No. 12A to the EPC Contract. (Exhibit 99.3 to Wisconsin Energy Corporation's 09/30/08 Form 10-Q.)

Number	Exhibit
	99.4*	Change Order No. 12b to the EPC Contract. (Exhibit 99.4 to Wisconsin Energy Corporation's 09/30/08 Form 10-Q.)

***Wisconsin Energy has received confidential treatment of certain portions of this document from the SEC.

101	Interactive Data File