Form 10-K
period 2010-12-31
WISCONSIN ENERGY CORP
filed 2011-02-25
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $5.9 billion based upon the reported closing price of such securities as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2011):

Common Stock, $.01 Par Value, 116,875,372 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 5, 2011, are incorporated by reference into Part III hereof.

WISCONSIN ENERGY CORPORATION
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
Item	Page

PART I

1. Business	10

1A. Risk Factors	25

1B. Unresolved Staff Comments	32

2. Properties	32

3. Legal Proceedings	34

4. [Removed and Reserved]	35

Executive Officers of the Registrant	35

PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		36

6. Selected Financial Data		39

7. Management's Discussion and Analysis of Financial Condition and Results of Operations		40

7A. Quantitative and Qualitative Disclosures About Market Risk		73

8. Financial Statements and Supplementary Data		74
Consolidated Income Statements		74
Consolidated Balance Sheets -- Assets		75
Consolidated Balance Sheets -- Capitalization and Liabilities		76
Consolidated Statements of Cash Flows		77
Consolidated Statements of Common Equity		78
Consolidated Statements of Capitalization		79
Notes to Consolidated Financial Statements		80
Note A	Summary of Significant Accounting Policies	80
Note B	Recent Accounting Pronouncements	85
Note C	Regulatory Assets and Liabilities	85
Note D	Asset Sales, Divestitures and Discontinued Operations	86
Note E	Accounting and Reporting for Power the Future Generating Units	87
Note F	Asset Retirement Obligations	87
Note G	Variable Interest Entities	88
Note H	Income Taxes	88
Note I	Common Equity	90
Note J	Long-Term Debt and Capital Lease Obligations	94
Note K	Short-Term Debt	96
Note L	Derivative Instruments	96
Note M	Fair Value Measurements	97
Note N	Benefits	100

TABLE OF CONTENTS - (Cont'd)

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
ERS	Elm Road Services, LLC
Minergy	Minergy LLC
WECC	Wisconsin Energy Capital Corporation
Wispark	Wispark LLC
Wisvest	Wisvest LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CATR	Clean Air Transport Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
FIP	Federal Implementation Plan

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MACT	Maximum Achievable Control Technology
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
RACT	Reasonably Available Control Technology
SIP	State Implementation Plan
SO2	Sulfur Dioxide
VOC	Volatile Organic Compounds
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
CPCN	Certificate of Public Convenience and Necessity
Edison Sault	Edison Sault Electric Company
Energy Policy Act	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
GDP	Gross Domestic Product
Guardian	Guardian Pipeline L.L.C.
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LLC	Limited Liability Company
LMP	Locational Marginal Price
LSEs	Load Serving Entities
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PSEG	Public Service Enterprise Group
PTF	Power the Future
PUHCA 2005	Public Utility Holding Company Act of 2005
RCC	Replacement Capital Covenant dated May 11, 2007
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization
Settlement Agreement	Settlement Agreement and Release between ERS and Bechtel effective as of December 16, 2009
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand Watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
CWIP	Construction Work in Progress
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
NOL	Net Operating Loss
OPEB	Other Post-Retirement Employee Benefits

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, on-going legal proceedings, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "should" or similar terms or variations of these terms.

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

  Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; or inflation rates.
  Factors affecting the demand for electricity and natural gas, including weather; the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; and energy conservation efforts.
  Timing, resolution and impact of pending and future rate cases and negotiations, including recovery of all costs associated with our Power the Future (PTF) strategy, as well as costs associated with environmental compliance, renewable generation, transmission service, fuel and the Midwest Independent Transmission System Operator, Inc. (MISO) Energy Markets.
  Increased competition in our electric and gas markets and continued industry consolidation.
  The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation.
  The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; electric and gas industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction, and the siting approval process for new generation and transmission facilities and new pipeline construction; changes to the Federal Power Act and related regulations under the Energy Policy Act and enforcement thereof by the Federal Energy Regulatory Commission (FERC) and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; changes in the application of existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

  Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.
  Current and future litigation, regulatory investigations, proceedings or inquiries, including the pending lawsuit against the Wisconsin Energy Corporation Retirement Account Plan (Plan), FERC matters, and IRS audits and other tax matters.
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
  The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.
  The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder.
  The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.
  The effect of accounting pronouncements issued periodically by standard setting bodies, including any changes in regulatory accounting policies and practices and any requirement for U.S. registrants to follow International Financial Reporting Standards (IFRS) instead of Generally Accepted Accounting Principles (GAAP).
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

Utility Energy Segment:   Our utility energy segment consists of Wisconsin Electric and Wisconsin Gas, operating together under the trade name of "We Energies." We Energies serves approximately 1,120,200 electric customers in Wisconsin and the Upper Peninsula of Michigan. We Energies serves approximately 1,064,500 gas customers in Wisconsin and approximately 460 steam customers in metropolitan Milwaukee, Wisconsin.

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power, which owns and leases to Wisconsin Electric generation plants constructed as part of our PTF initiative. As of December 31, 2010, three of the four plants have been placed in service. Port Washington Generating Station Unit 1 (PWGS 1) and Port Washington Generating Station Unit 2 (PWGS 2) are being leased to Wisconsin Electric under long-term leases that run for 25 years. Oak Creek expansion Unit 1 (OC 1) is being leased to Wisconsin Electric under a long-term lease that runs for 30 years. On January 12, 2011, Oak Creek expansion Unit 2 (OC 2) was placed in service and is now being leased to Wisconsin Electric under a long-term lease that runs for 30 years.

For further financial information about our business segments, see Results of Operations in Item 7 and Note P -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

Our annual and periodical filings with the SEC are available, free of charge, through our Internet website www.wisconsinenergy.com. These documents are available as soon as reasonably practicable after such materials are filed (or furnished) with the SEC.

UTILITY ENERGY SEGMENT

ELECTRIC UTILITY OPERATIONS

Our electric utility operations consist of the electric operations of Wisconsin Electric. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates and distributes electric energy in a territory that includes southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and the Upper Peninsula of Michigan.

Wisconsin Electric participates in the MISO Energy Markets. The competitiveness of our generation offered in the MISO Energy Markets affects how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Sales

Our electric energy sales to all classes of customers totaled approximately 30.5 million MWh during 2010 and approximately 28.9 million MWh during 2009. We had approximately 1,120,200 electric customers as of December 31, 2010 and 1,117,400 electric customers as of December 31, 2009.

Wisconsin Electric is authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, Certificates of Public Convenience and Necessity (CPCNs) or boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities. Wisconsin Electric also sells wholesale electric power within the MISO Energy Markets.

Electric Sales Growth:   Our service territory experienced growth in 2010 after the significant economic recession that occurred during late 2008 and into 2009. Our normalized 2010 retail electric sales, excluding our two largest customers, two iron ore mines, were approximately 0.2% higher than our normalized 2009 electric sales. As we look toward 2011 and beyond, we presently anticipate total retail and municipal electric kWh sales of our utility energy segment and the associated peak electric demand will grow at annual rates of 0.5% to 1.0% over the next five years. These estimates assume normal weather and exclude the two iron ore mines.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. The combined electric energy sales to the two mines accounted for 6.9% and 5.3% of our total electric utility energy sales during 2010 and 2009, respectively.

Sales to Wholesale Customers:   During 2010, we sold wholesale electric energy to one municipally owned system, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin and Michigan. Our wholesale electric energy sales were also made to fourteen other public utilities and power marketers throughout the region under rates approved by FERC. Wholesale sales accounted for approximately 10.2% of our total electric energy sales and 6.0% of total electric operating revenues during 2010, compared with 10.7% of total electric energy sales and 6.1% of total electric operating revenues during 2009.

Electric System Reliability Matters:   Our electric sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. The Public Service Commission of Wisconsin (PSCW) has planning reserve requirements consistent with the MISO calculated planning reserve margin. The Michigan Public Service Commission (MPSC) has not yet established guidelines in this area. In accordance with the MISO calculated planning reserve margin requirements, we had adequate capacity to meet all of our firm electric load obligations during 2010 and expect to have adequate capacity to meet all of our firm obligations during 2011. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Supply

Our electric supply strategy is to provide our customers with a diverse fuel mix that is expected to maintain a stable, reliable and affordable supply of electricity. We supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements, including the Point Beach Nuclear Power Plant (Point Beach) power purchase agreement discussed later in this report, and through spot purchases in the MISO Energy Markets.

Our installed capacity by fuel type as of December 31 is shown below:

	Dependable Capability in MW (a)

	2010	2009	2008

Coal (b)	3,646	3,131	3,247
Natural Gas - Combined Cycle	1,090	1,090	1,090
Natural Gas/Oil - Peaking Units (c)	1,150	1,150	1,138
Renewables (d)	86	86	86

Total	5,972	5,457	5,561

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)

The increase in 2010 as compared to 2009 reflects the February 2010 in-service date of OC 1 and our share of this unit's dependable capability, which is 515 MW. In addition, in January 2011, OC 2 was placed in service and our share of this unit's dependable capability is 515 MW.

(c)

The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

(d)	Includes hydroelectric and wind generation. For purposes of measuring dependable capability, the 145 MW Blue Sky Green Field wind project has a dependable capability of 29 MW.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2010, as well as an estimate for 2011:

	Estimate	Actual

	2011	2010	2009	2008

Coal	55.8%	53.9%	52.8%	57.3%
Wind	1.1%	1.0%	1.2%	0.6%
Hydroelectric	1.2%	1.0%	0.8%	0.9%
Natural Gas -Combined Cycle	6.8%	8.4%	7.6%	5.3%
Natural Gas/Oil-Peaking Units	0.2%	0.3%	0.2%	0.3%

Net Generation	65.1%	64.6%	62.6%	64.4%
Purchased Power	34.9%	35.4%	37.4%	35.6%

Total	100.0%	100.0%	100.0%	100.0%

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2010	2009	2008

Coal	$ 26.44	$ 25.01	$ 22.93
Natural Gas - Combined Cycle	$ 43.14	$ 51.67	$ 69.65
Natural Gas/Oil - Peaking Units	$ 97.36	$121.18	$160.25
Purchased Power	$ 43.11	$ 42.21	$ 46.67

Historically, the fuel costs for coal have been under long-term contracts, which helped with price stability. Coal and associated transportation services have seen greater volatility in pricing than previously experienced in these markets due to changes in the domestic and world-wide demand for coal and the impacts of diesel costs which are incorporated into fuel surcharges on rail transportation.

Natural gas costs have been volatile. We had a PSCW-approved hedging program to help manage our natural gas price risk, which expired on December 31, 2010. We have requested PSCW approval to continue this hedging program. This hedging program is generally implemented on a 36-month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the average costs of natural gas and purchased power shown above.

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming, Pennsylvania and Colorado as well as from various other states. During 2011, 100% of our projected coal requirements of 11.2 million tons are under contracts which are not tied to 2011 market pricing fluctuations. In 2010, our coal-fired generation consisted of seven operating plants with a dependable capability of approximately 3,646 MW. However, by the end of 2011, with the addition of OC 2, we expect our coal-fired generation to have a dependable capability of 4,161 MW.

The annual tonnage amounts contracted for 2011 through 2013 are as follows:

Contract Expiration Date	Annual Tonnage

(Thousands)

Dec. 2011	11,214
Dec. 2012	9,522
Dec. 2013	3,340

Coal Deliveries:   Approximately 96% of our 2011 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines, and transport coal for the Oak Creek expansion units from Pennsylvania and West Virginia. Coal from Colorado mines is also transported via rail to Lake Superior or Lake Michigan transfer docks and delivered by lake vessel to the Milwaukee harbor for Milwaukee-based power plants. Montana and Wyoming coal for the Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Colorado coal bound for the Presque Isle Power Plant is shipped via rail to Lake Superior and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Certain of our coal transportation contracts contain fuel cost adjustments that are tied to changes in a diesel fuel price index. Currently, diesel fuel contracts are not actively traded; therefore, we are using financial heating oil contracts to mitigate risk. We had a PSCW-approved hedging program that allowed us to hedge up to 75% of our potential fuel for electric generation in order to help manage our risk of higher delivered cost of coal. This hedging program expired on December 31, 2010. We have requested PSCW approval to continue this program. The costs of this program are included in our fuel and purchased power costs.

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. (WPL), for our net book value, including working capital. In March 2010, the agreement became effective and we are in the process of receiving regulatory approvals. We received approval for the sale from FERC in June 2010, and from the PSCW in November 2010. We are currently working with the MPSC to obtain approval on terms that are acceptable to us. Assuming completion of the sale, we expect to realize proceeds of between $40 million and $45 million depending on the working capital balances and our level of capital investment in the unit prior to the sale. The contractual deadline to complete the sale is June 30, 2011.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four operating plants with a dependable capability of approximately 1,983 MW as of December 31, 2010. We added PWGS 1 and PWGS 2, both natural gas-fired units with a dependable capability of 545 MW each, in July 2005 and May 2008, respectively.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, balancing and storage agreements intended to support the plants' variable usage.

We had a PSCW-approved hedging program that allowed us to hedge up to 75% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. This hedging program expired on December 31, 2010. We have requested PSCW approval to continue this program. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at the Presque Isle Power Plant, and diesel engines at the Pleasant Prairie Power Plant and Valley Power Plant. Our oil-fired generation had a dependable capability of approximately 257 MW as of December 31, 2010. Our natural gas-fired peaking units have the ability to burn oil if natural gas is not available due to delivery constraints. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Wisconsin Electric's hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 57 MW as of December 31, 2010. Of these 13 plants, 12 plants (86 MW of installed capacity) have long-term licenses from FERC. The thirteenth plant, with an installed generating capacity of approximately 2 MW, does not require a license.

Wind:   Wisconsin Electric completed the Blue Sky Green Field wind project in May 2008. This project has 88 turbines, an installed capacity of approximately 145 MW and a current dependable capability of approximately 29 MW. In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. The PSCW approved the CPCN in January 2010. We currently expect to install 90 wind turbines with a total generating capacity of approximately 162 MW. This project is expected to cost between $360 million and $370 million, excluding Allowance for Funds Used During Construction (AFUDC). Construction commenced in May 2010, and we anticipate 2012 will be the first full year of operation.

Biomass:   In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. We currently expect to invest approximately $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. We anticipate a decision from the PSCW during the first quarter of 2011.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments as of December 31, 2010 with unaffiliated parties for the next five years:

Year	MW Under Power Purchase Commitments

2011	1,599
2012	1,440
2013	1,269
2014	1,269
2015	1,269

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

Electric Transmission and Energy Markets

American Transmission Company:   ATC owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan and Illinois. ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. ATC is expected to provide comparable service to all customers, including Wisconsin Electric, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and Wisconsin Electric is a non-transmission owning member and customer of MISO. We owned approximately 26.2% of ATC as of December 31, 2010 and 2009.

MISO:   In connection with its status as a FERC approved Regional Transmission Organization (RTO), MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and the ancillary services market. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Electric Transmission and Energy Markets in Item 7.

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics for the past five years:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2010	2009	2008	2007	2006

Operating Revenues (Millions)
Residential	$1,114.3	$977.6	$962.5	$915.5	$870.8
Small Commercial/Industrial	922.2	860.3	869.7	840.6	796.0
Large Commercial/Industrial	677.1	599.4	646.3	664.2	637.0
Other - Retail	21.9	21.2	20.8	19.2	18.9

Total Retail Sales	2,735.5	2,458.5	2,499.3	2,439.5	2,322.7
Wholesale - Other	134.6	116.7	77.7	83.5	68.1
Resale - Utilities	40.4	47.5	37.7	110.7	73.5
Other Operating Revenues	25.8	62.3	45.9	40.9	35.2

Total Operating Revenues	$2,936.3	$2,685.0	$2,660.6	$2,674.6	$2,499.5

MWh Sales (Thousands)
Residential	8,426.3	7,949.3	8,277.1	8,416.1	8,154.0
Small Commercial/Industrial	8,823.3	8,571.6	9,023.7	9,185.4	8,899.0
Large Commercial/Industrial	9,961.5	9,140.3	10,691.7	11,036.7	10,972.2
Other - Retail	155.3	156.5	161.5	162.4	163.7

Total Retail Sales	27,366.4	25,817.7	28,154.0	28,800.6	28,188.9
Wholesale - Other	2,004.6	1,529.4	2,620.7	1,939.6	1,819.0
Resale - Utilities	1,103.8	1,548.9	881.0	1,920.7	1,436.2

Total Sales	30,474.8	28,896.0	31,655.7	32,660.9	31,444.1

Customers - End of Year (Thousands)
Residential	1,003.6	1,001.2	999.1	995.6	990.4
Small Commercial/Industrial	113.5	113.1	112.6	110.8	108.7
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.4	2.4	2.4	2.4	2.4

Total Customers	1,120.2	1,117.4	1,114.8	1,109.5	1,102.2

Customers - Average (Thousands)	1,118.7	1,115.5	1,111.8	1,105.5	1,097.6

Degree Days (a)
Heating (6,612 Normal)	6,183	6,825	7,073	6,508	6,043
Cooling (698 Normal)	944	475	593	800	723

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

GAS UTILITY OPERATIONS

Our gas utility operations consist of Wisconsin Gas and the gas operations of Wisconsin Electric, both operating under the trade name of "We Energies." We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, CPCNs, or boundary agreements with other utilities. We also transport customer-owned gas. We are the largest natural gas distribution utility in Wisconsin and we operate throughout the state, including the City of Milwaukee, west and south of the City of Milwaukee, the Appleton area and areas within Iron and Vilas Counties.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

Total gas therms delivered, including customer-owned transported gas, were approximately 2,105.1 million therms during 2010, a 3.6% decrease compared with 2009. As of December 31, 2010, we were transporting gas for approximately 1,400 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 43.5% of the total volumes delivered during 2010, 40.4% during 2009 and 39.8% during 2008. We had approximately 1,064,500 and 1,060,200 gas customers as of December 31, 2010 and 2009, respectively. Our peak daily send-out during 2010 was 1,514,789 Dth on January 28, 2010.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric generation represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to stay flat over the five-year period ending December 31, 2015 as new customer additions are expected to be offset by a reduction in the average use per customer. This forecast reflects a current year normalized sales level and normal weather.

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

Pipeline Capacity and Storage:   The interstate pipelines serving Wisconsin originate in major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico, western Canada and the Rocky Mountains. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio. We have extended our commitment on Guardian Pipeline L.L.C's (Guardian) original pipeline through December 2022. We have committed to purchase additional capacity through March 2024 on a new Guardian pipeline extension that was completed during 2009.

Due to the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity, along with our gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

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

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like Wisconsin Gas and Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to the Wisconsin Electric and Wisconsin Gas approved Gas Cost Recovery Mechanisms (GCRMs). During 2010, we continued to participate in the capacity release market. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information on the GCRMs.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 45% of planned flowing gas supply using New York Mercantile Exchange (NYMEX) based natural gas options and (ii) up to 15% of planned flowing gas supply using NYMEX based natural gas future contracts. Those approvals allow both Wisconsin Electric and Wisconsin Gas to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to rate payers through their respective GCRMs. Hedge targets (volumes) are provided annually to the PSCW as part of each company's three-year gas supply plan and risk management filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRMs.

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics for the past five years:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2010	2009	2008	2007	2006

Operating Revenues (Millions)
Residential	$754.2	$856.6	$1,057.6	$934.3	$862.4
Commercial/Industrial	373.1	442.9	572.4	485.4	443.8
Interruptible	11.8	11.9	21.3	17.5	17.0

Total Retail Gas Sales	1,139.1	1,311.4	1,651.3	1,437.2	1,323.2
Transported Gas	48.0	44.8	47.2	48.4	47.8
Other Operating Revenues	3.1	11.7	(3.9)	(4.4)	48.9

Total Operating Revenues	$1,190.2	$1,367.9	$1,694.6	$1,481.2	$1,419.9

Therms Delivered (Millions)
Residential	741.2	803.4	841.8	791.7	727.9
Commercial/Industrial	429.6	479.4	503.2	461.9	435.9
Interruptible	19.4	19.1	23.0	22.7	21.3

Total Retail Gas Sales	1,190.2	1,301.9	1,368.0	1,276.3	1,185.1
Transported Gas	914.9	882.0	905.8	921.6	843.8

Total Therms Delivered	2,105.1	2,183.9	2,273.8	2,197.9	2,028.9

Customers - End of Year (Thousands)
Residential	971.7	967.7	963.9	957.9	951.0
Commercial/Industrial	91.3	91.1	91.0	90.2	88.9
Interruptible	0.1	0.1	0.1	0.1	0.1
Transported Gas	1.4	1.3	1.4	1.3	1.4

Total Customers	1,064.5	1,060.2	1,056.4	1,049.5	1,041.4

Customers - Average (Thousands)	1,060.2	1,055.6	1,050.2	1,042.8	1,033.3

Degree Days (a)
Heating (6,612 Normal)	6,183	6,825	7,073	6,508	6,043

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

OTHER UTILITY OPERATIONS

Steam Utility Operations:   Our steam utility generates, distributes and sells steam supplied by our Valley and Milwaukee County Power Plants. We operate a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from our Valley Power Plant, a coal-fired cogeneration facility. We also operate the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2010, the steam utility had $38.8 million of operating revenues from the sale of 2,740 million pounds of steam compared with $39.1 million of operating revenues from the sale of 2,932 million pounds of steam during 2009. As of December 31, 2010 and 2009, steam was used by approximately 460 customers and 465 customers, respectively, for processing, space heating, domestic hot water and humidification.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment consists primarily of generating plants constructed as part of our PTF initiative. As of December 31, 2010, our PTF assets represented virtually all of our non-utility energy segment assets.

We Power

We Power, through wholly owned subsidiaries, has designed and built approximately 2,320 MW of new generation in Wisconsin, which is being leased to Wisconsin Electric under long-term leases. This new generation consists of approximately 1,230 MW of new capacity from OC 1 and OC 2, and 1,090 MW of capacity from PWGS 1 and PWGS 2. PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. OC 1 was placed in service in February 2010 and OC 2 was placed in service on January 12, 2011. In November 2005, two unaffiliated entities collectively purchased an ownership interest of approximately 17%, or 200 MW, in OC 1 and OC 2. Similar to the generating capacity at PWGS 1 and PWGS 2, We Power owns the remaining 1,030 MW of generating capacity at OC 1 and OC 2. For further information about our PTF strategy, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7.

Wisvest LLC

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our PTF strategy, Wisvest has discontinued its development activity. As of December 31, 2010, Wisvest's sole operating asset and investment is Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center.

OTHER NON-UTILITY OPERATIONS

Wispark LLC

Wispark develops and invests in real estate, and had $46.3 million in real estate holdings as of December 31, 2010. Wispark has developed several business parks and other commercial real estate projects, primarily in southeastern Wisconsin.

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is a holding company, but is exempt from the requirements of the Public Utility Holding Company Act of 2005 (PUHCA 2005).

Non-Utility Asset Cap:   Pursuant to the non-utility asset cap provisions of Wisconsin's public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the law exempts energy-related assets, including the generating plants constructed by We Power as part of our PTF strategy and assets used for providing environmental engineering services and for processing waste materials, from being counted against the asset cap provided that they are employed in qualifying businesses. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2010.

Utility Energy Segment

Wisconsin Electric is a holding company by reason of its ownership interest in ATC, but is exempt from the requirements of PUHCA 2005.

Wisconsin Electric is subject to the Energy Policy Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act, among other things, made electric utility industry consolidation more feasible, authorized FERC to review proposed mergers and the acquisition of generation facilities, changed the FERC regulatory scheme applicable to qualifying cogeneration facilities and modified certain other aspects of energy regulations and Federal tax policies applicable to Wisconsin Electric. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by FERC, which established mandatory electric reliability standards and which has the authority to levy monetary sanctions for failure to comply with these standards.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to the regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric is subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Wisconsin Electric's hydroelectric facilities are regulated by FERC. Wisconsin Electric is subject to the regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting and with respect to our participation in the interstate natural gas pipeline capacity market. For information on how rates are set for our regulated entities, see Utility Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

The following table compares the source of our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2010:
	2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin - Retail
Electric	$2,568.3	61.7%	$2,379.2	58.1%	$2,416.8	55.0%
Gas	1,190.2	28.6%	1,367.9	33.4%	1,694.6	38.6%
Steam	38.8	0.9%	39.1	1.0%	40.3	0.9%

Total	3,797.3	91.2%	3,786.2	92.5%	4,151.7	94.5%
Michigan - Retail
Electric	193.0	4.6%	141.6	3.5%	128.4	2.9%
FERC - Wholesale
Electric	175.0	4.2%	164.2	4.0%	115.4	2.6%

Total Utility Operating Revenues	$4,165.3	100.0%	$4,092.0	100.0%	$4,395.5	100.0%

The operations of Wisconsin Electric and Wisconsin Gas are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources.

Public Benefits and Renewable Portfolio Standard

Wisconsin Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Under this act, we must meet certain minimum requirements for renewable energy generation. For the years 2010 through 2014, we must increase our percentage of total retail energy sales provided by renewable sources (renewable energy percentage) by at least two percentage points from our baseline renewable percentage of 2.27% to a level of 4.27%. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. As of December 31, 2010, our renewable energy percentage is at 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. In addition, under this Act, 1.2% of utilities' annual operating revenues were required to be used to fund energy conservation programs through 2010.  The funding required by Act 141 increased to 1.5% of annual operating revenues in 2011 and is scheduled to increase to 1.9% in 2012.

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

Non-Utility Energy Segment

We Power was formed to design, construct, own and lease the new generating capacity in our PTF strategy. We Power owns the interests in the companies constructing this new generating capacity (collectively, the We Power project companies). These facilities are being leased on a long-term basis to Wisconsin Electric. We Power has received determinations from FERC that upon the transfer of the facilities by lease to Wisconsin Electric, the We Power project companies will not be deemed public utilities under the Federal Power Act and thus will not be subject to FERC's jurisdiction.

Environmental permits necessary for operating the facilities are the responsibility of the operating entity, Wisconsin Electric.

ENVIRONMENTAL COMPLIANCE

Our operations are subject to extensive environmental regulations by state and federal environmental agencies governing air and water quality, hazardous and solid waste management, environmental remediation, and management of natural resources. Costs associated with complying with these requirements are significant. Additional future environmental statutes and regulations or revisions to existing laws, including for example, additional regulation of greenhouse gas emissions, coal combustion products, air emissions or wastewater discharges, could significantly increase these environmental compliance costs.

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in Liquidity and Capital Resources in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3. For further information concerning air and water quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7. For a discussion of matters related to certain solid waste and coal combustion product landfills, manufactured gas plant sites and air quality, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $215.5 million in 2010 compared with $187.8 million in 2009. Expenditures incurred during 2010 and 2009 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. These expenditures are expected to be approximately $158.6 million during 2011, reflecting Nitrogen Oxide (NOx), Sulfur Dioxide (SO2) and other pollution control equipment needed to comply with various rules promulgated by the EPA. Operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $76.2 million and $66.7 million during 2010 and 2009, respectively.

Coal Combustion Product Landfills

We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Some early designed and constructed coal combustion product landfills, which we used prior to developing this program, may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. Sites currently undergoing remediation include the following:

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

South Oak Creek Landfill:   Groundwater impairments near this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to begin investigation in 2009 for the source of impacts identified in monitoring wells on the site and the surrounding area. Preliminary results indicate that the groundwater impacts may be naturally occurring, or are from another source. Soils from construction of the Oak Creek expansion were added to the existing cover during 2005 and 2006 to increase the thickness of cover materials. A landfill closure application will be completed when the construction documentation report for activities associated with the Oak Creek expansion is submitted to the WDNR.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   As of December 31, 2010, we had the following number of employees:

	Total	Represented
	Employees	Employees

Utility Energy Segment
Wisconsin Electric	4,128	2,696
Wisconsin Gas	444	316

Total	4,572	3,012
Non-Utility Energy Segment	19	-
Other	5	-

Total Employees	4,596	3,012

The employees represented under labor agreements were with the following bargaining units as of December 31, 2010:

	Number of Employees	Expiration Date of Current Labor Agreement

Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	1,868	August 15, 2012
Local 317 of International Union of Operating Engineers	539	March 31, 2011
Local 2006 Unit 5 of United Steel Workers	161	November 1, 2011
Local 510 of International Brotherhood of Electrical Workers	128	April 30, 2012

Total Wisconsin Electric	2,696

Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	87	August 15, 2012
Local 2006 Unit 1 of United Steel Workers	102	November 1, 2012
Local 2006 Unit 2 of United Steel Workers	121	November 1, 2012
Local 2006 Unit 3 of United Steel Workers	6	February 28, 2011

Total Wisconsin Gas	316

Total Represented Employees	3,012

ITEM 1A.	RISK FACTORS

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Further, Wisconsin Electric's hydroelectric facilities are regulated by FERC, and FERC also regulates our wholesale power service practices, electric reliability requirements, and participation in the interstate natural gas pipeline capacity market. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

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

We estimate that within our regulated energy segment, approximately 87% of our electric revenues are regulated by the PSCW, 7% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas and steam revenues are regulated by the PSCW. Our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there can be no assurance that we will be able to obtain rate adjustments in the future that will allow us to recover our costs and expenses and to maintain our current authorized rates of return.

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

Factors beyond our control could adversely affect project costs and completion of major construction projects.

We are in the process of constructing new renewable generation and adding environmental controls equipment to existing generating facilities. These types of large construction projects are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the ability to obtain or the cost of labor or materials; the ability of the contractors to perform under their contracts; strikes; adverse weather conditions; the ability to obtain necessary operating permits in a timely manner; legal challenges; changes in applicable law or regulations; adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies; other governmental actions; and events in the global economy.

If we are unable to complete the development or construction of a facility or decide to delay or cancel construction, we may not be able to recover our investment in the facility and may incur substantial cancellation payments under equipment and construction contracts. Even if a construction project is completed, the total costs may be higher than estimated and/or higher than amounts approved by our regulators, and there is no guarantee that we will be allowed to recover these costs in rates. In addition, construction delays can result in the delay of revenues and, therefore, could affect our results of operations.

We estimate that the final cost of the Oak Creek expansion is approximately $191 million, or 8.7%, over the amount initially approved by the PSCW, of which our share is $162 million. This additional amount includes the amounts payable to Bechtel Power Corporation (Bechtel) pursuant to the Settlement Agreement. The order approving the Oak Creek expansion provides that if final costs are within 5% of the costs initially approved by the PSCW, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion to be recovered from Wisconsin Electric's ratepayers would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or an event of loss. In addition, the leases provide for a guaranteed in-service date of September 29, 2009 for OC 1 and September 29, 2010 for OC 2, and impose liquidated damages of $250,000 per day, of which ERGSS' share is approximately $208,350 per day, for failure to achieve the guaranteed in-service date unless the delays result from force majeure conditions or an excused event. ERGSS is entitled to receive its share of liquidated damages from Bechtel for each day Bechtel failed to achieve the same guaranteed in-service dates, unless the delays resulted from force majeure conditions or an excused event. Bechtel was granted total schedule relief of 120 days for OC 1 and 81 days for OC 2. All liquidated damages collected are for the benefit of Wisconsin Electric's customers. There is no guarantee that the PSCW will grant ERGSS the same schedule relief. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the units and to grant relief from liquidated damages. If the PSCW does not allow Wisconsin Electric to collect our share of the additional costs or grant ERGSS the same schedule relief, our results of operations could be adversely affected.

We may face significant costs of compliance with existing and future environmental regulations.

Our operations are subject to extensive environmental legislation and regulation by state and federal environmental agencies governing, among other things, air emissions such as Carbon Dioxide (CO2), SO2, NOx, fine particulates and mercury; water discharges; and management of hazardous, toxic and solid wastes and substances. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities.

Existing environmental regulations may be revised or new laws or regulations may be adopted which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. The EPA has proposed a new rule, the Clean Air Transport Rule (CATR), to replace the Clean Air Interstate Rule (CAIR). We estimate the capital expenditures necessary to comply with the CATR and other new environmental regulations that are being promulgated at the federal and state level could be up to $400 million above the expected cost of implementing the Consent Decree between Wisconsin Electric and the EPA. Some of these costs are included in the table under "Capital Expenditures" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the operation of emission control equipment and further regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants. In the event we are not able to recover all of our environmental expenditures from our customers in the future, our results of operations could be adversely affected.

Environmental legislation and regulation and the related compliance costs could affect future unit retirement and replacement decisions, and could result in some of our coal-fired generating units being retired or converted to an alternative type of fuel. Costs associated with these potential actions could affect our results of operations and financial condition.

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

In addition, any higher costs that are collected through rates could contribute to reduced demand for electricity, natural gas or steam, which could adversely impact our results of operations and financial condition.

We may face significant costs if coal combustion products are regulated as hazardous waste.

We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. However, the EPA issued a draft rule for public comment proposing various scenarios for regulating coal combustion products including classifying coal combustion products as hazardous waste. If coal combustion products are classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program.

In addition, if coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company, which could adversely impact our results of operations and financial condition.

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

We believe that future governmental legislation and/or regulation will require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions. However, we cannot currently predict with any certainty what form these future regulations will take, the stringency of the regulations or when they will become effective. We expect the U.S. Congress to continue consideration of legislation that would compel greenhouse gas emission reductions.

Legislation to regulate greenhouse gas emissions and establish renewable and efficiency standards has also been considered on the state level. The state of Michigan has enacted legislation that calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. The state of Wisconsin has adopted its own renewable portfolio standard and energy optimization targets. During its 2010 legislative session, the Wisconsin legislature considered, but ultimately did not pass, a proposal to increase Wisconsin's renewable portfolio standard and energy optimization targets. There is no guarantee the legislature will not consider similar legislation in the future.

In addition to these federal and state legislative efforts, the EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the Clean Air Act (CAA). In December 2009, the EPA issued its endangerment finding related to greenhouse gas emissions, which set in motion a regulatory process that is leading to regulation of greenhouse gas emissions from stationary sources, including electric generating units. In March 2010, the EPA finalized its determination of when the CAA's permitting requirements for emissions from facilities would apply to greenhouse gas emissions. The regulation of stationary sources will occur in multiple steps in the coming years, beginning with the first step that became effective January 2, 2011. This initial step covers sources that are already subject to EPA regulations for pollutants other than greenhouse gas. In July 2011, the second step is scheduled to become effective, covering new construction projects and modifications at existing power plants. Additionally, in December 2010, the EPA reached an agreement with several states and environmental groups to propose and finalize rules regulating greenhouse gas emissions from certain new or modified coal-fired power plants and guidelines addressing greenhouse gas emissions from certain existing power plants by May 26, 2012. Regulation of greenhouse gas emissions from power plants will impact our ability to do maintenance or modify our existing facilities, and permit new facilities. Several parties have filed for judicial review of some of the EPA's new greenhouse gas rules. In December 2010, the federal court denied a motion to stay the greenhouse gas rules pending judicial review, so the rules will continue in effect unless overturned by the court. Depending on the extent of rate recovery and other factors, these rules could have a material adverse impact on our financial condition.

Some states and environmental groups are also bringing lawsuits against electric utilities and others to force reductions in greenhouse gas emissions. To date, three separate lawsuits are pending in the federal courts. In two of these cases, the federal appellate courts have found in favor of the plaintiffs, making it easier for lawsuits based upon the alleged public nuisance of climate change to move forward. These cases essentially hold that plaintiffs have standing to file suit against electric power corporations for their contribution to the alleged public nuisance of climate change, and that the court's jurisdiction over such lawsuit is not barred by the political question doctrine. One of these lawsuits (Comer v. Murphy Oil USA), was vacated by the U.S. Court of Appeals for the Fifth Circuit on procedural grounds. In the second lawsuit (Connecticut v. American Electric Power Co.), the defendants petitioned the United States Supreme Court to review the decision of the U.S. Court of Appeals for the Second Circuit, which it agreed to do.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with any future legislation, regulation or order that requires a reduction in greenhouse gas emissions or that cost recovery will not be delayed or otherwise conditioned. Any cap-and-trade or greenhouse gas tax program that may be adopted, either at the federal or state level, or other legislation, regulation or order designed to reduce greenhouse gas emissions could have a material adverse impact on our electric generation and natural gas distribution operations. Such regulation could make some of our electric generating units uneconomic to maintain or operate, and could affect our future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

We continue to monitor the legislative, regulatory and legal developments in this area. Although we expect the regulation of greenhouse gas emissions to have a material impact on our operations and rates, we believe it is premature to attempt to quantify the possible costs of the impacts.

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities, preferred stock and common stock. Successful implementation of our long-term business strategies is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, under competitive terms and rates. If our access to any of these markets were limited, or our cost of capital significantly increased due to a rating downgrade, prevailing market conditions, negative view of the utility industry, failures of financial institutions or other factors, our results of operations and financial condition could be materially and adversely affected.

A downgrade in the credit ratings of WEC or any of its subsidiaries could negatively affect their ability to access capital at reasonable costs and/or require the posting of collateral.

There are a number of factors that impact Wisconsin Energy's and its subsidiaries' credit ratings, including, without limitation, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. Wisconsin Energy or any of its subsidiaries could experience a downgrade in their ratings if the rating agencies determine that the level of business or financial risk of the industry or Wisconsin Energy and/or its subsidiaries has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings. If Wisconsin Energy or its subsidiaries are downgraded by the rating agencies, their borrowing costs could increase, funding sources could decrease and, for any downgrade to below investment grade, collateral requirements may be triggered in several contracts.

The use of derivative contracts could result in financial losses.

We use derivative instruments such as swaps, options, futures and forwards to manage commodity and, to a much lesser extent, interest rate exposures. We could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. These risks are managed through risk management policies, which might not work as planned and cannot entirely eliminate the risks associated with these activities. In addition, although the hedging programs of Wisconsin Electric and Wisconsin Gas must be approved by the PSCW, derivative contracts entered into for hedging purposes might not offset the underlying exposure being hedged as expected, resulting in financial losses. In the absence of actively quoted market prices and pricing information from external sources, the value of these financial instruments can involve management's judgment or use of estimates. Changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

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

Our revenues could be negatively impacted by competitive activity in the wholesale electricity markets.

FERC rules related to transmission are designed to facilitate competition in the wholesale electricity markets among regulated utilities, non-utility generators, wholesale power marketers and brokers by providing greater flexibility and more choices to wholesale customers, including initiatives designed to encourage the integration of renewable sources of supply. We currently cannot predict the impact of these developments or the effect of changes in levels of wholesale supply and demand, which are driven by factors beyond our control.

An increase in natural gas costs could negatively impact our electric and gas utility operations.

Wisconsin Electric burns natural gas in several of its peaking power plants and in PWGS 1 and PWGS 2, and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. In addition, higher natural gas costs also can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. For Wisconsin customers, Wisconsin Electric bears the risk for the recovery of fuel and purchased power costs within a symmetrical two percent fuel tolerance band compared to the forecast of fuel and purchased power costs established in its rate structure. Our gas distribution business receives dollar for dollar recovery of the cost of natural gas, subject to tolerance bands and prudency review. However, increased natural gas costs increase the risk that customers will switch to alternative sources of fuel or reduce their usage, which could reduce future gas margins. In addition, an increase in natural gas costs combined with slower economic conditions could also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Additionally, high natural gas costs increase our working capital requirements.

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

Our electric and gas utility businesses are impacted by economic cycles and the competitiveness of the customers we serve. As the demand for products produced in our service area declines, we ordinarily experience reduced demand for electricity and/or natural gas. During 2010, our service territory experienced growth, but future growth could be impacted by the overall economy in our service territories. If the economic conditions in our service territories and/or demand for products produced in our service area does not continue to improve or declines again, we could experience a reduction in demand for electricity and/or natural gas that could result in decreased earnings and cash flow. We would also expect our collections of accounts receivable to be adversely impacted.

Customer growth in our service areas affects our results of operations.

Our results of operations are affected by customer growth in our service areas. Customer growth can be affected by population growth as well as economic factors in Wisconsin and the Upper Peninsula of Michigan, including job and income growth. Customer growth directly influences the demand for electricity and gas, and the need for additional power generation and generating facilities. Population declines and/or business closings in our service territories or slower than anticipated customer growth has had, to a limited extent, and could continue to have, a material adverse impact on our cash flow, financial condition or results of operations.

Failure to attract and retain an appropriately qualified workforce could adversely impact our results of operations.

Events such as an aging workforce without appropriate replacements may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. Failure to hire and obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.

We are a holding company and rely on the earnings of our subsidiaries to meet our financial obligations.

As a holding company, our ability to meet our financial obligations and pay dividends on our common stock is dependent upon the ability of our subsidiaries to pay amounts to us, whether through dividends or other payments. The ability of our subsidiaries to pay amounts to us will depend on the earnings, cash flows, capital requirements and general financial condition of our subsidiaries and on regulatory limitations. Prior to distributing cash to Wisconsin Energy, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and preferred stock dividends. Our subsidiaries also have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. In addition, each of the bank back-up credit facilities for Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have specified total funded debt to capitalization ratios that must be maintained. Wisconsin Energy's subsidiaries are separate legal entities and have no obligation to provide us with funds for our payment obligations.

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

Wisconsin Electric and Wisconsin Gas are required to comply with the terms of various permits, authorizations and licenses. These permits, authorizations and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, discharge permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility. Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency.

Also, if we are unable to obtain, renew or comply with these governmental permits, authorizations or licenses, or if we are unable to recover any increased costs of complying with additional license requirements or any other associated costs in our rates in a timely manner, our results of operations and financial condition could be materially and adversely affected.

Wisconsin Electric could be subject to higher costs and penalties as a result of mandatory reliability standards.

Wisconsin Electric is subject to mandatory reliability standards established by the North American Electric Reliability Corporation. Compliance with the mandatory reliability standards could subject Wisconsin Electric to higher operating costs. If Wisconsin Electric is found to be in noncompliance with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties.

Restructuring in the regulated energy industry could have a negative impact on our business.

The regulated energy industry continues to experience significant structural changes. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant adverse financial impact on us. It is uncertain when retail access might be implemented in Wisconsin; however, Michigan has adopted retail choice which allows customers to choose their own electric generation supplier. Although competition and customer switching to alternative suppliers in our service territories in Michigan has been limited, the additional competitive pressures resulting from retail access could lead to a loss of customers and our incurring stranded costs.

FERC continues to support the existing RTOs that affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a Locational Marginal Price (LMP) that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with its existing energy markets.

These market designs have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

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

As of December 31, 2010, we owned the following generating stations:

		No. of	Dependable
		Generating	Capability
Name	Fuel	Units	In MW (a)

Coal-Fired Plants
South Oak Creek	Coal	4	1,139
Oak Creek Expansion (b)	Coal	1	515
Presque Isle	Coal	5	431
Pleasant Prairie	Coal	2	1,218
Valley	Coal	2	227
Edgewater 5 (c)	Coal	1	105
Milwaukee County	Coal	3	11

Total Coal-Fired Plants		18	3,646
Hydro Plants (13 in number)		33	57
Port Washington Generating Station	Gas	2	1,090
Germantown Combustion Turbines	Gas/Oil	5	345
Concord Combustion Turbines	Gas/Oil	4	400
Paris Combustion Turbines	Gas/Oil	4	400
Other Combustion Turbines & Diesel	Gas/Oil	2	5
Byron Wind Turbines (d)	Wind	2	-
Blue Sky Green Field (e)	Wind	88	29

Total System		158	5,972

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values are established by tests and may change slightly from year to year.

(b)	OC 2 was placed in service on January 12, 2011 and is therefore not included in the table above. Our share of the dependable capability of this unit is estimated to be 515 MW.

(c)

We have a 25% interest in Edgewater Generating Unit 5, which is operated by WPL, an unaffiliated utility. During the fourth quarter of 2009, we reached a contingent agreement with WPL to sell our interest in this unit. For further information, see Note D -- Asset Sales, Divestitures and Discontinued Operations.

(d)	The Byron Wind Turbines are able to generate up to 1.2 MW of electricity; however, due to the intermittent characteristics of wind power, their dependable capability is less than 1 MW.

(e)	Blue Sky Green Field is able to generate up to approximately 145 MW of electricity; however, due to the intermittent characteristics of wind power, its dependable capability is approximately 29 MW.

As of December 31, 2010, we operated approximately 21,679 pole-miles of overhead distribution lines and 23,664 miles of underground distribution cable, as well as approximately 353 distribution substations and 285,573 line transformers.

As of December 31, 2010, our gas distribution system included approximately 20,263 miles of distribution and transmission mains connected at 186 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company, Great Lakes Transmission Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have liquefied natural gas storage plants which convert and store, in liquefied form, natural gas received during periods of low consumption. The liquefied natural gas storage plants have a send-out capability of 73,600 Dth per day. We also have propane air systems for peaking purposes. These propane air systems will provide approximately 2,400 Dth per day of supply to the system. Our gas distribution system consists almost entirely of plastic and coated steel pipe.

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

As of December 31, 2010, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

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

Solvay Coke and Gas Site:   Wisconsin Electric and Wisconsin Gas have been identified as potentially responsible parties at the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site. In 2007, Wisconsin Electric, Wisconsin Gas and several other parties entered into an Administrative Settlement Agreement and Order with the EPA to perform additional investigation and assessment and reimburse the EPA's oversight costs. Under the Administrative Settlement Agreement, neither Wisconsin Electric nor Wisconsin Gas admits to any liability for the site, waives any liability defenses, or commits to perform future site remedial activities at this time. The companies' share of the costs to perform the required work and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Edgewater Generating Unit 5:   In December 2009, the EPA issued a Notice of Violation (NOV) concerning several coal-fired power plants owned and operated by WPL, including Edgewater Generating Unit 5, of which Wisconsin Electric owns 25%. Due to that ownership interest, Wisconsin Electric was named in the NOV. The NOV alleges that certain maintenance projects at WPL's units, including Edgewater 5, were undertaken without obtaining air permits required by the CAA. Wisconsin Electric, WPL, who is the primary owner and operator of the plants, and the co-owners of the other plants identified in the NOV, are discussing resolution of this NOV with the EPA. At this time, we cannot predict the outcome of this matter. In September 2010, the Sierra Club filed a complaint against WPL generally alleging air permitting and opacity violations at the Edgewater Generating Station. Wisconsin Electric is not a named party to this litigation. At this time, we cannot predict the outcome of this matter.

See Environmental Compliance in Item 1 and Environmental Matters, Manufactured Gas Plant Sites, Coal Combustion Product Landfill Sites and EPA - Consent Decree in Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal combustion product landfills, manufactured gas plant sites and air quality.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric and Wisconsin Gas do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal:   See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 for information concerning the United States Department of Energy's (DOE) breach of contract with Wisconsin Electric that required the DOE to begin permanently removing used nuclear fuel from Point Beach by January 31, 1998.

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7.

Cash Balance Pension Plan:   See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7 for information regarding a lawsuit filed against the Plan.

For information regarding additional legal matters, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7. For information concerning our PTF strategy, including the Settlement Agreement with Bechtel, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future and Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

ITEM 4.	[Removed and Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2010 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa.   Age 60.

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

Charles R. Cole.   Age 64.

  Wisconsin Electric -- Senior Vice President since 2001.
  Wisconsin Gas -- Senior Vice President since July 2004.

Stephen P. Dickson.   Age 50.

  Wisconsin Energy -- Vice President since 2005. Controller since 2000.
  Wisconsin Electric -- Vice President since 2005. Controller since 2000.
  Wisconsin Gas -- Vice President since 2005. Controller since 1998.

James C. Fleming.   Age 65.

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

Frederick D. Kuester.   Age 60.

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

Allen L. Leverett.   Age 44.

  Wisconsin Energy -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.

Kristine A. Rappé.   Age 54.

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

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2010, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had approximately 44,700 registered stockholders.

COMMON STOCK LISTING AND TRADING

Our common stock is listed on the New York Stock Exchange under the ticker symbol "WEC." Daily trading prices and volume can be found in the "NYSE Composite" section of most major newspapers, usually abbreviated as WI Engy.

DIVIDENDS AND COMMON STOCK PRICES

Common Stock Dividends of Wisconsin Energy:   Cash dividends on our common stock, as declared by the Board of Directors, are normally paid on or about the first day of March, June, September and December of each year. We review our dividend policy on a regular basis. Subject to any regulatory restrictions or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, earnings, financial condition and other requirements. For information regarding restrictions on the ability of our subsidiaries to pay us dividends, see Note I -- Common Equity in the Notes to Consolidated Financial Statements in Item 8.

In December 2010, our Board of Directors approved a new dividend policy. Pursuant to this new policy, we will target a dividend payout ratio between 50% and 55% of earnings for 2011 and subsequent years. In accordance with the new policy, on January 20, 2011, our Board of Directors increased our quarterly dividend to $0.52 per share, which would result in annual dividends of $2.08 per share.

On January 20, 2011, our Board of Directors also approved a two-for-one stock split of our common stock, which will be effected through a stock dividend. Stockholders of record at the close of business on February 14, 2011 will be entitled to one additional share of Wisconsin Energy common stock for each share then owned. The additional shares will be distributed on March 1, 2011. Taking the stock split into account, our quarterly dividend would have been $0.26 per share, which would result in annual dividends of $1.04 per share. Except as indicated in the pro forma earnings per share information in the Consolidated Income Statements, this report does not reflect the impact of the two-for-one stock split.

Range of Wisconsin Energy Common Stock Prices and Dividends:

	2010			2009

Quarter	High	Low	Dividend	High	Low	Dividend

First	$51.41	$46.88	$0.40	$46.48	$36.31	$0.3375
Second	$53.80	$46.84	0.40	$42.23	$36.67	0.3375
Third	$58.58	$49.41	0.40	$46.50	$40.25	0.3375
Fourth	$61.02	$57.52	0.40	$50.62	$42.89	0.3375

Annual	$61.02	$46.84	$1.60	$50.62	$36.31	$1.35

ISSUER PURCHASES OF EQUITY SECURITIES

2010	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

				(Millions of Dollars)

October 1 - October 31	5,887	$59.25	-	$ -

November 1 - November 30	839	$59.43	-	-

December 1 - December 31	1,230	$58.61	-	-

Total	7,956	$59.17	-	$ -

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2010	2009	2008	2007	2006
Year Ended December 31
Net income - Continuing Operations (Millions)	$ 454.4	$ 375.7	$ 355.1	$ 332.4	$ 308.6
Earnings per share - Continuing Operations
Basic	$ 3.89	$ 3.21	$ 3.04	$ 2.84	$ 2.64
Diluted	$ 3.84	$ 3.19	$ 3.00	$ 2.81	$ 2.61

Dividends per share of common stock	$ 1.60	$ 1.35	$ 1.08	$ 1.00	$ 0.92

Operating revenues (Millions)
Utility energy	$ 4,165.3	$ 4,092.0	$ 4,395.5	$ 4,190.9	$ 3,946.6
Non-utility energy	320.2	163.1	126.2	75.7	69.1
Eliminations and Other	(283.0)	(154.2)	(119.3)	(62.3)	(51.3)

Total operating revenues	$ 4,202.5	$ 4,100.9	$ 4,402.4	$ 4,204.3	$ 3,964.4

As of December 31 (Millions)
Total assets	$ 13,059.8	$ 12,697.9	$ 12,617.8	$ 11,720.3	$ 11,130.2
Long-term debt (including current maturities) and
capital lease obligations	$ 4,405.4	$ 4,171.5	$ 4,136.5	$ 3,525.3	$ 3,370.1
Common Stock Closing Price	$ 58.86	$ 49.83	$ 41.98	$ 48.71	$ 47.46

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars, Except Per Share Amounts) (a)

	March		June

Three Months Ended	2010	2009	2010	2009

Operating revenues	$ 1,248.6	$ 1,388.4	$ 890.9	$ 835.7
Operating income	228.4	241.5	163.3	118.4

Income from Continuing Operations	129.0	141.4	87.5	63.0
Income (loss) from Discontinued Operations	0.7	0.1	1.2	0.7

Total Net Income	$ 129.7	$ 141.5	$ 88.7	$ 63.7

Earnings per share of common stock (basic) (b)
Continuing operations	$ 1.10	$ 1.21	$ 0.75	$ 0.54
Discontinued operations	0.01	-	0.01	-

Total earnings per share (basic)	$ 1.11	$ 1.21	$ 0.76	$ 0.54

Earnings per share of common stock (diluted) (b)
Continuing operations	$ 1.09	$ 1.20	$ 0.74	$ 0.53
Discontinued operations	0.01	-	0.01	0.01

Total earnings per share (diluted)	$ 1.10	$ 1.20	$ 0.75	$ 0.54

	September		December

Three Months Ended	2010	2009	2010	2009

Operating revenues	$ 973.2	$ 815.5	$ 1,089.8	$ 1,061.3
Operating income	203.0	104.4	215.7	196.0

Income from Continuing Operations	112.3	58.2	125.6	113.1
Income (loss) from Discontinued Operations	(0.1)	0.3	0.3	5.6

Total Net Income	$ 112.2	$ 58.5	$ 125.9	$ 118.7

Earnings per share of common stock (basic) (b)
Continuing operations	$ 0.96	$ 0.50	$ 1.07	$ 0.97
Discontinued operations	-	-	0.01	0.05

Total earnings per share (basic)	$ 0.96	$ 0.50	$ 1.08	$ 1.02

Earnings per share of common stock (diluted) (b)
Continuing operations	$ 0.95	$ 0.49	$ 1.06	$ 0.96
Discontinued operations	-	0.01	-	0.05

Total earnings per share (diluted)	$ 0.95	$ 0.50	$ 1.06	$ 1.01

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b)	Quarterly earnings per share may not total to the amounts reported for the year because the computation is based on the weighted average common shares outstanding during each quarter.

The selected financial data presented above does not reflect the impact of the two-for-one stock split, which will be effective March 2011.
See Note T -- Subsequent Events for further information.

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

Our utility energy segment primarily consists of Wisconsin Electric and Wisconsin Gas, both doing business under the trade name of "We Energies." We generate and distribute electricity in Wisconsin and the Upper Peninsula of Michigan and we distribute natural gas in Wisconsin. Our non-utility energy segment primarily consists of We Power. We Power is principally engaged in the engineering, construction and development of electric power generating facilities for long-term lease to Wisconsin Electric under our PTF strategy.

CORPORATE STRATEGY

Business Opportunities

We have three primary investment opportunities and earnings streams: our regulated utility business; our investment in ATC; and our generation plants within our non-utility energy segment.

Our regulated utility business consists of electric generation assets and the electric and gas distribution assets that serve the electric and gas customers of We Energies. During 2010, our regulated utility earned $564.0 million of operating income. Over the next three years, we expect to invest approximately $2.0 billion in this business to construct renewable energy generation and environmental control equipment and to update the electric and gas distribution infrastructure.

We have a $330.5 million investment in ATC, which represents a 26.2% ownership interest. Our 2010 pre-tax earnings from ATC totaled $60.1 million and we received $49.3 million in dividends from ATC. Over the next three years, we expect to invest approximately $20 million in ATC as it continues to upgrade the transmission infrastructure within Wisconsin.

Our non-utility energy segment consists primarily of the generation plants constructed as part of our PTF initiative. As of December 31, 2010, three of the four plants have been placed in service and are being leased to Wisconsin Electric under long-term leases that run for 25 years (PWGS 1 and PWGS 2) and 30 years (OC 1). OC 2 was placed in service on January 12, 2011, and is being leased to Wisconsin Electric under a long-term lease that runs for 30 years. We recognize revenues on a levelized basis over the life of the lease. During 2011, we expect this segment's operating income to be between $340 million and $350 million. Over the next three years, we expect to invest approximately $88 million in this segment.

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for 2010, 2009 and 2008:

Wisconsin Energy Corporation	2010	2009	2008

	(Millions of Dollars)

Utility Energy	$564.0	$550.9	$576.5
Non-Utility Energy	252.4	120.1	89.3
Corporate and Other	(6.0)	(10.7)	(10.6)

Total Operating Income	810.4	660.3	655.2
Equity in Earnings of Transmission Affiliate	60.1	59.1	51.8
Other Income and Deductions, net	40.2	28.5	16.9
Interest Expense, net	206.4	156.7	153.7

Income From Continuing Operations Before Income Taxes	704.3	591.2	570.2
Income Taxes	249.9	215.5	215.1

Income From Continuing Operations	454.4	375.7	355.1
Income From Discontinued Operations, Net of Tax	2.1	6.7	4.0

Net Income	$456.5	$382.4	$359.1

Diluted Earnings Per Share
Continuing Operations	$3.84	$3.19	$3.00
Discontinued Operations	0.02	0.05	0.04

Total Diluted Earnings Per Share	$3.86	$3.24	$3.04

An analysis of contributions to operating income by segment and a more detailed analysis of results follow.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

2010 vs. 2009:   Our utility energy segment contributed $564.0 million of operating income during 2010 compared with $550.9 million of operating income during 2009. The increase in operating income was primarily caused by favorable weather during 2010, partially offset by unfavorable recoveries of revenues associated with fuel and purchased power in 2010. During 2010, we experienced unfavorable fuel recoveries of approximately $44 million. During 2009, we experienced favorable fuel recoveries of approximately $19 million.

2009 vs. 2008:   Our utility energy segment contributed $550.9 million of operating income during 2009 compared with $576.5 million of operating income during 2008. The most significant factors that impacted operating income during 2009 were less favorable weather during the spring and summer months and a decline in economic conditions throughout 2009, both of which decreased electric sales. However, we experienced a decrease in fuel and purchased power costs largely due to lower MWh sales and a decrease in operating and maintenance expense during 2009 as compared to 2008.

The following table summarizes our utility energy segment's operating income during 2010, 2009 and 2008:

Utility Energy Segment	2010	2009	2008

	(Millions of Dollars)
Operating Revenues
Electric	$2,936.3	$2,685.0	$2,660.6
Gas	1,190.2	1,367.9	1,694.6
Other	38.8	39.1	40.3

Total Operating Revenues	4,165.3	4,092.0	4,395.5
Fuel and Purchased Power	1,104.7	1,064.5	1,242.3
Cost of Gas Sold	751.5	912.0	1,220.9

Gross Margin	2,309.1	2,115.5	1,932.3
Other Operating Expenses
Other Operation and Maintenance	1,587.0	1,372.3	1,437.1
Depreciation and Amortization	251.4	313.1	300.9
Property and Revenue Taxes	105.1	109.9	105.9

Total Operating Expenses	3,799.7	3,771.8	4,307.1
Amortization of Gain	198.4	230.7	488.1

Operating Income	$564.0	$550.9	$576.5

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2010 with similar information for 2009 and 2008, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			MWh Sales

Electric Utility Operations	2010	2009	2008	2010	2009	2008

	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$1,114.3	$977.6	$962.5	8,426.3	7,949.3	8,277.1
Small Commercial/Industrial	922.2	860.3	869.7	8,823.3	8,571.6	9,023.7
Large Commercial/Industrial	677.1	599.4	646.3	9,961.5	9,140.3	10,691.7
Other - Retail	21.9	21.2	20.8	155.3	156.5	161.5

Total Retail	2,735.5	2,458.5	2,499.3	27,366.4	25,817.7	28,154.0
Wholesale - Other	134.6	116.7	77.7	2,004.6	1,529.4	2,620.7
Resale - Utilities	40.4	47.5	37.7	1,103.8	1,548.9	881.0
Other Operating Revenues	25.8	62.3	45.9	-	-	-

Total	2,936.3	2,685.0	2,660.6	30,474.8	28,896.0	31,655.7

Fuel and Purchased Power
Fuel	570.5	518.3	570.6
Purchased Power	521.0	533.8	658.5

Total Fuel and Purchased Power	1,091.5	1,052.1	1,229.1

Total Electric Gross Margin	$1,844.8	$1,632.9	$1,431.5

Weather - Degree Days (a)
Heating (6,612 Normal)				6,183	6,825	7,073
Cooling (698 Normal)				944	475	593

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2010 vs. 2009:   Our electric utility operating revenues increased by $251.3 million, or 9.4%, when compared to 2009. The most significant factors that caused a change in revenues were:

  Net pricing increases totaling $121.0 million related to Wisconsin and Michigan rate orders that became effective in 2010. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.
  Favorable weather that increased electric revenues by an estimated $103.4 million as compared to 2009.
  Net economic growth that increased electric revenues by an estimated $43.0 million as compared to 2009.
  2010 pricing increases totaling approximately $32.3 million, reflecting the reduction of Point Beach bill credits to retail customers. For information on the bill credits, see Amortization of Gain below.

As measured by cooling degree days, 2010 was 98.7% warmer than the same period in 2009 and 35.2% warmer than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, increased by 4.4%. Sales to our large commercial and industrial customers increased by 9.0% during 2010 as compared to the same period in 2009, primarily because of an improving economy. Electric sales to our largest customers, two iron ore mines, which represent approximately 6.9% of our annual sales, increased significantly for the year. If these sales are excluded, sales to our large commercial and industrial customers increased by 3.2% for 2010 as compared to 2009. The $36.5 million decline in Other Operating Revenues primarily relates to regulatory amortizations during 2010 as compared to 2009.

We currently estimate that 2011 electric revenues will increase because of the completion of the Point Beach bill credits and an increase in revenues related to increased fuel costs. However, we would expect residential and small commercial and industrial sales to decrease if we experience normal weather.

2009 vs. 2008:   Our electric utility operating revenues increased by $24.4 million, or 0.9%, when compared to 2008. The most significant factors that caused a change in revenues were:

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

Our total electric sales volumes decreased by approximately 8.7% as compared to 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and milder weather, which primarily affected our residential sales. Total retail sales volumes declined approximately 8.3%. Of the 8.3% decline in retail sales, approximately 7.1% relates to sales volumes at our small and large commercial and industrial customers. As measured by cooling degree days, 2009 was 19.9% cooler than 2008 and 31.9% cooler than normal. The $16.4 million increase in Other Operating Revenues primarily relates to regulatory amortizations during 2009 as compared to 2008.

Electric Fuel and Purchased Power Expenses

2010 vs. 2009:   Our electric fuel and purchased power costs increased by $39.4 million, or approximately 3.7%, when compared to 2009. This increase was primarily caused by a 5.5% increase in MWh sales, partially offset by a 1.6% decrease in the average cost/MWh between periods. The average cost/MWh was comparable between periods because of a 7.7% increase in generation from our lower cost coal units and a 16.5% decrease in the cost of natural gas used at the Port Washington Generating Station (PWGS), which was sufficient to offset the impact of a 5.7% increase in coal and related transportation costs and the increase in gas generation and purchased power utilized as a result of the increased sales.

We expect electric fuel and purchased power expenses to increase in 2011 because of changes in the price of natural gas and in the cost of coal and related transportation prices.

2009 vs. 2008:   Our electric fuel and purchased power costs decreased by $177.0 million, or approximately 14.4%, when compared to 2008. This decline was primarily caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and related transportation costs. Approximately $41.2 million of this decrease related to the one-time amortization of deferred fuel costs recorded in the first quarter of 2008 pursuant to the January 2008 PSCW rate order. Adjusted for the one-time amortization, our electric fuel and purchased power costs decreased by $135.8 million, or 11.0%.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2010, 2009 and 2008:

Gas Utility Operations	2010	2009	2008

	(Millions of Dollars)

Operating Revenues	$1,190.2	$1,367.9	$1,694.6
Cost of Gas Sold	751.5	912.0	1,220.9

Gross Margin	$438.7	$455.9	$473.7

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under GCRMs. The following table compares our gas utility gross margin and therm deliveries by customer class during 2010, 2009 and 2008:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2010	2009	2008	2010	2009	2008

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$282.2	$291.5	$299.5	741.2	803.4	841.8
Commercial/Industrial	95.8	104.6	109.3	429.6	479.4	503.2
Interruptible	2.2	2.0	2.4	19.4	19.1	23.0

Total Retail	380.2	398.1	411.2	1,190.2	1,301.9	1,368.0
Transported Gas	51.3	49.6	52.2	914.9	882.0	905.8
Other Operating	7.2	8.2	10.3	-	-	-

Total	$438.7	$455.9	$473.7	2,105.1	2,183.9	2,273.8

Weather - Degree Days (a)
Heating (6,612 Normal)				6,183	6,825	7,073

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2010 vs. 2009:   Our gas margin decreased by $17.2 million, or approximately 3.8%, when compared to 2009 primarily because of a decline in sales volumes as a result of warmer winter weather in 2010 as compared to 2009. As measured by heating degree days, 2010 was 9.4% warmer than 2009 and 6.5% warmer than normal.

We expect our 2011 gas margin to be impacted by weather; however, as noted above, 2010 was warmer than normal.

2009 vs. 2008:   Our gas margin decreased by $17.8 million, or approximately 3.8%, when compared to 2008. We estimate that milder winter weather and a decline in economic conditions caused margins to decrease by approximately $14.4 million during 2009 as compared to 2008. As measured by heating degree days, 2009 was 3.5% warmer than 2008, but 2.8% colder than normal.

Other Operation and Maintenance Expense

2010 vs. 2009:   Our other operation and maintenance expense increased by $214.7 million, or approximately 15.6%, when compared to 2009. The 2010 PSCW rate case order allowed for pricing increases related to regulatory items including PTF lease costs, bad debt expense and amortization of other deferred costs. We estimate that these items were approximately $87.3 million higher in 2010 as compared to 2009. In addition, operation and maintenance expenses at our power plants increased approximately $63.9 million primarily because of the operation of OC 1, which was placed in service in February 2010, and higher maintenance costs at our other power plants. We also had increased operation and maintenance expenses of approximately $20.8 million related to increased reliability maintenance in our distribution system in 2010 and responding to damage caused by a larger number of summer storms compared to 2009. In addition, our benefits expense increased by approximately $28.8 million in 2010 as compared to 2009 primarily because of increased pension costs.

Our utility operation and maintenance expenses are influenced by labor costs, employee benefit costs, plant outages and amortization of regulatory assets. We expect our 2011 other operation and maintenance expenses to increase slightly because of inflation related items.

2009 vs. 2008:   Our other operation and maintenance expense decreased by $64.8 million, or approximately 4.5%, when compared to 2008. The largest factor for this decrease relates to a $43.8 million one-time amortization of deferred bad debt costs in 2008 pursuant to the January 2008 PSCW rate order. The January 2008 PSCW rate order, which was in effect for all of 2009, allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate that these items were approximately $15.9 million higher in 2009 as compared to 2008. The remaining decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Depreciation and Amortization Expense

2010 vs. 2009:   Depreciation and Amortization expense decreased by $61.7 million, or approximately 19.7%, when compared to 2009. This decrease was primarily because of new depreciation rates that were implemented in connection with the 2010 PSCW rate case order. The new depreciation rates generally reflect longer lives for our utility assets.

We expect depreciation and amortization expense to increase in 2011 as a result of an overall increase in utility plant in service.

2009 vs. 2008:   Depreciation and amortization expense increased by $12.2 million, or approximately 4.1%, when compared to 2008. This increase was the result of higher depreciation related to new capital projects placed in service, including the Blue Sky Green Field wind project which was placed in service in May 2008.

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

During 2010, 2009 and 2008, the Amortization of Gain was as follows:

	2010	2009	2008

	(Millions of Dollars)

Bill Credits - Retail	$198.4	$230.7	$340.6
One-Time FERC Refund	-	-	62.5
One-Time Amortization to Offset Regulatory Asset	-	-	85.0

Total Amortization of Gain	$198.4	$230.7	$488.1

All bill credits associated with the sale of Point Beach have been applied to customers as of December 31, 2010.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (PWGS 1, PWGS 2, OC 1 and OC 2). PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. The common facilities associated with the Oak Creek expansion include the water intake system, which was placed in service in January 2009, the coal handling system, which was placed in service in November 2007, and other smaller assets. OC 1 and OC 2 were placed in service in February 2010 and January 2011, respectively.

The table below reflects:

  A full year's earnings for 2010, 2009 and 2008 for PWGS 1;
  A full year's earnings for 2010 and 2009 and approximately seven months of earnings for 2008 for PWGS 2;
  A full year's earnings for 2010, 2009 and 2008 for the coal handling system for the Oak Creek expansion;
  A full year's earnings for 2010 and 2009 for the water intake system for the Oak Creek expansion; and
  Approximately eleven months of earnings for 2010 for OC 1.

This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Year Ended December 31, 2010

	(Millions of Dollars)

	Port Washington	Oak Creek Expansion	All Other	Total

Operating Revenues	$104.6	$203.3	$12.3	$320.2
Operation and Maintenance Expense	0.8	4.7	8.8	14.3
Depreciation Expense	19.8	32.0	1.7	53.5

Operating Income	$84.0	$166.6	$1.8	$252.4

	Year Ended December 31, 2009

	(Millions of Dollars)

	Port Washington	Oak Creek Expansion	All Other	Total

Operating Revenues	$104.8	$48.0	$10.3	$163.1
Operation and Maintenance Expense	0.9	5.2	7.7	13.8
Depreciation Expense	19.8	7.8	1.6	29.2

Operating Income	$84.1	$35.0	$1.0	$120.1

	Year Ended December 31, 2008

	(Millions of Dollars)

	Port Washington	Oak Creek Expansion	All Other	Total

Operating Revenues	$84.0	$30.5	$11.7	$126.2
Operation and Maintenance Expense	1.0	5.9	8.1	15.0
Depreciation Expense	15.8	4.5	1.6	21.9

Operating Income	$67.2	$20.1	$2.0	$89.3

In 2011, we expect our non-utility energy segment to continue to generate higher operating income because OC 2 went into service on January 12, 2011.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

2010 vs. 2009:   Corporate and other affiliates had an operating loss of $6.0 million in 2010 compared with an operating loss of $10.7 million in 2009. This change is primarily due to a reduction in other operation and maintenance expense.

2009 vs. 2008:   Corporate and other affiliates had an operating loss of $10.7 million in 2009 compared with an operating loss of $10.6 million in 2008.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS, NET

Other Income and Deductions, net	2010	2009	2008

	(Millions of Dollars)

AFUDC - Equity	$32.5	$16.0	$7.8
Gain on Property Sales	4.4	1.7	2.6
Other, net	3.3	10.8	6.5

Total Other Income and Deductions, net	$40.2	$28.5	$16.9

2010 vs. 2009:   Other income and deductions, net increased by approximately $11.7 million, or 41.1%, when compared to 2009. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek Air Quality Control System (AQCS) project.

During 2011, we expect to see an increase in AFUDC - Equity with the continued construction of the Oak Creek AQCS project and the Glacier Hills Wind Park.

2009 vs. 2008:   Other income and deductions, net increased by $11.6 million when compared to 2008 primarily due to higher interest income and an increase in AFUDC - Equity related to the construction of the Oak Creek AQCS project.

CONSOLIDATED INTEREST EXPENSE, NET

Interest Expense, net	2010	2009	2008

	(Millions of Dollars)

Gross Interest Costs	$258.7	$235.4	$240.3
Less: Capitalized Interest	52.3	78.7	86.6

Interest Expense, net	$206.4	$156.7	$153.7

2010 vs. 2009:   Our gross interest costs increased by $23.3 million, or 9.9%, during 2010, primarily because of higher long-term debt balances compared to 2009. In February 2010, we issued $530 million of long-term debt in connection with the commercial operation of OC 1 and used the net proceeds to repay short-term debt incurred during construction. Our capitalized interest decreased by $26.4 million primarily because we stopped capitalizing interest on OC 1 when it was placed in service in February 2010. As a result, our net interest expense increased by $49.7 million, or 31.7%, as compared to 2009.

During 2011, we expect interest expense, net to increase because we will no longer be capitalizing interest expense related to OC 2 as it was placed into service in January 2011. In addition, in January 2011, we issued $420.0 million of long-term debt and used the net proceeds to repay the short-term borrowings that we incurred during the construction of OC 2.

2009 vs. 2008:   Interest expense, net increased by $3.0 million during 2009 when compared with 2008. Our gross interest costs decreased by $4.9 million and our capitalized interest decreased by $7.9 million primarily due to lower short-term interest rates and lower capital expenditures.

CONSOLIDATED INCOME TAXES

2010 vs. 2009:   Our effective tax rate applicable to continuing operations was 35.5% in 2010 compared to 36.5% in 2009. This reduction in our effective tax rate was primarily the result of increased AFUDC - Equity and increased production activities tax deductions. For further information see Note H -- Income Taxes in the Notes to Consolidated Financial Statements. We expect our 2011 annual effective tax rate to range between 35.0% and 36.0%.

2009 vs. 2008:   Our effective tax rate applicable to continuing operations was 36.5% in 2009 compared to 37.7% in 2008. This reduction in our effective tax rate was the result of tax credits associated with wind production.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2010, 2009 and 2008:

Wisconsin Energy Corporation	2010	2009	2008

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$810.4	$628.9	$736.3
Investing Activities	($633.5)	($736.1)	($906.3)
Financing Activities	($172.6)	$95.7	$175.0

Operating Activities

2010 vs. 2009:   Cash provided by operating activities was $810.4 million during 2010, which was an increase of $181.5 million over 2009. This increase is primarily related to a $289.3 million contribution to our qualified benefit plans in 2009. No such contributions were made in 2010. This increase was partially offset by an increase in cash paid for taxes during 2010.

2009 vs. 2008:   Cash provided by operating activities was $628.9 million during 2009, which was $107.4 million lower than 2008. Although we experienced an increase in net income and depreciation during 2009, our operating cash flows declined because of the $289.3 million contribution to our qualified benefit plans in 2009. This amount is compared to approximately $48.4 million contributed to our qualified benefit plans in 2008.

Investing Activities

2010 vs. 2009:   Cash used in investing activities was $633.5 million during 2010, which was $102.6 million lower than the same period in 2009 because of lower capital expenditures, lower investments in ATC and higher proceeds from asset sales. During 2010, we received $63 million of proceeds from the sale of Edison Sault.

The following table identifies capital expenditures by year:

Capital Expenditures	2010	2009	2008

	(Millions of Dollars)

Utility	$687.0	$547.0	$604.2
We Power	109.3	253.2	529.3
Other	1.9	14.4	0.4

Total Capital Expenditures	$798.2	$814.6	$1,133.9

2009 vs. 2008:   Cash used in investing activities was $736.1 million during 2009, which was $170.2 million lower than the same period in 2008. This decline primarily reflects lower capital expenditures and cash flows from the release of restricted cash related to the Point Beach bill credits during 2009.

During 2009, our capital expenditures decreased by $319.3 million, primarily due to the reduction in capital expenditures for OC 1 and OC 2 and the completion of PWGS 2 in 2008.

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

Financing Activities

The following table summarizes our cash flows from financing activities:

	2010	2009	2008

	(Millions of Dollars)

Net Increase in Debt	$71.1	$263.2	$316.8
Dividends on Common Stock	(187.0)	(157.8)	(126.3)
Common Stock, Net	(65.7)	(12.6)	(11.4)
Other	9.0	2.9	(4.1)

Cash (Used in) Provided by Financing	($172.6)	$95.7	$175.0

2010 vs. 2009:   Cash used for financing activities during 2010 was $172.6 million, compared to $95.7 million of cash provided in 2009. During 2010, we issued a total of $530.0 million in long-term debt and retired $291.7 million of long-term debt. The net proceeds from the new issuance of debt were used to repay short-term debt incurred to finance the construction of OC 1 and for other corporate purposes. For additional information on the debt issues, see Note J -- Long-Term Debt and Capital Lease Obligations in the Notes to Consolidated Financial Statements.

Our common stock dividends increased in 2010 as we raised our dividend rate by 18.5%. In January 2011, our Board of Directors approved a 30.0% increase in the quarterly common stock dividend.

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

No new shares of Wisconsin Energy's common stock were issued in 2010, 2009 or 2008. During these years, our plan agents purchased, in the open market, 2.9 million shares at a cost of $156.6 million, 0.7 million shares at a cost of $29.6 million and 0.5 million shares at a cost of $23.0 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2010, 2009 and 2008, we received proceeds of $90.9 million, $17.0 million and $11.6 million, respectively, related to the exercise of stock options. In addition, we instructed our independent agents to purchase shares of our common stock in the open market to satisfy our obligations under our dividend reinvestment plan and various employee benefit plans.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of December 31, 2010, our current liabilities exceeded our current assets by approximately $390.0 million. This negative working capital balance is primarily the result of financing the construction of OC 2, as well as our new renewable generation and environmental upgrades, with significant amounts of short-term debt. OC 2 was placed in service on January 12, 2011. In January 2011, we issued $420.0 million of long-term debt and used the net proceeds to repay short-term debt and for other corporate purposes. This transaction significantly improved our working capital position.

Liquidity

We anticipate meeting our capital requirements during 2011 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2011, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings and the issuance of debt securities.

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

As of December 31, 2010, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities. As of December 31, 2010, we had approximately $657.9 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. For additional information regarding our commercial paper balances during 2010, see Note K -- Short-Term Debt in the Notes to Consolidated Financial Statements.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of December 31, 2010:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration

	(Millions of Dollars)

Wisconsin Energy	$450.0	$1.1	$448.9	December 2013
Wisconsin Electric	$500.0	$3.4	$496.6	December 2013
Wisconsin Gas	$300.0	$ -	$300.0	December 2013

On December 20, 2010, Wisconsin Energy entered into an unsecured three-year $450 million bank back-up credit facility to replace a $900 million credit facility with an expiration date of April 2011. This new facility will expire in December 2013.

On December 20, 2010, Wisconsin Electric entered into an unsecured three-year $500 million bank back-up credit facility to replace a $500 million five-year credit facility with an expiration date of March 2011. This new facility will expire in December 2013.

On December 20, 2010, Wisconsin Gas entered into an unsecured three-year $300 million bank back-up credit facility to replace a $300 million five-year credit facility with an expiration date of March 2011. This new facility will expire in December 2013.

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our capitalization structure as of December 31, 2010 and 2009, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view the Junior Notes:

	2010		2009

Capitalization Structure	Actual	Adjusted	Actual	Adjusted

	(Millions of Dollars)

Common Equity	$3,802.1	$4,052.1	$3,566.9	$3,816.9
Preferred Stock of Subsidiary	30.4	30.4	30.4	30.4
Long-Term Debt (including current maturities)	4,405.4	4,155.4	4,171.5	3,921.5
Short-Term Debt	657.9	657.9	825.1	825.1

Total Capitalization	$8,895.8	$8,895.8	$8,593.9	$8,593.9

Total Debt	$5,063.3	$4,813.3	$4,996.6	$4,746.6

Ratio of Debt to Total Capitalization	56.9%	54.1%	58.1%	55.2%

Included in Long-Term Debt on our Consolidated Balance Sheet as of December 31, 2010 and 2009 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

As described in Note I -- Common Equity, in the Notes to Consolidated Financial Statements, certain restrictions exist on the ability of our subsidiaries to transfer funds to us. We do not expect these restrictions to have any material effect on our operations or ability to meet our cash obligations.

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of December 31, 2010, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

In December 2010, the President of the United States signed tax legislation extending the bonus depreciation rules to certain projects placed in service in 2011 and 2012. As a result of this change in law, we anticipate that certain projects will benefit from the increased bonus depreciation in 2011 and 2012. We estimate $100 million in cash benefits from bonus depreciation in 2011 and $200 million in 2012.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P and/or Baa3 at Moody's. As of December 31, 2010, we estimate that the collateral or the termination payment required under these agreements totaled approximately $201.6 million. Generally, collateral may be provided by a Wisconsin Energy guaranty, letter of credit or cash. We also have commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In October 2010, Moody's affirmed the ratings and stable outlook of Wisconsin Energy (commercial paper, P-2; senior unsecured, A3; junior unsecured, Baa1) and WECC (senior unsecured, A3). In November 2010, Moody's downgraded the long-term debt ratings of Wisconsin Electric (senior unsecured to A2 from A1; commercial paper, P-1), Wisconsin Gas (senior unsecured to A2 from A1; commercial paper, P-1) and ERGSS (senior notes to A2 from A1). Moody's affirmed the stable ratings outlook assigned to Wisconsin Electric, Wisconsin Gas and ERGSS.

In July 2010, S&P affirmed the ratings of Wisconsin Energy (commercial paper, A-2; senior unsecured, BBB+), Wisconsin Electric (commercial paper, A-2; senior unsecured, A-), Wisconsin Gas (commercial paper, A-2; senior unsecured, A-), WECC (senior unsecured, BBB+) and ERGSS (senior notes, A-) and the stable ratings outlooks assigned to each company.

In June 2010, Fitch affirmed the ratings of Wisconsin Energy (commercial paper, F2; senior unsecured, A-; junior unsecured, BBB), Wisconsin Electric (commercial paper, F1; senior unsecured, A+), Wisconsin Gas (commercial paper, F1; senior unsecured, A+), WECC (senior unsecured, A-) and ERGSS (senior notes, A+). Fitch also revised the ratings outlooks assigned to Wisconsin Energy, Wisconsin Electric, WECC and ERGSS from negative to stable. The ratings outlook of Wisconsin Gas did not change and remains stable.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

Capital Requirements

Capital Expenditures:   Our estimated 2011, 2012 and 2013 capital expenditures are as follows:

Capital Expenditures	2011	2012	2013

	(Millions of Dollars)

Utility
Renewable	$332.9	$131.9	$10.4
Environmental	165.5	67.5	71.1
Base Spending	415.4	425.6	411.8

Total Utility	913.8	625.0	493.3

We Power	31.7	12.6	39.4

Other	5.7	18.5	3.7

Total	$951.2	$656.1	$536.4

Our actual future long-term capital requirements may vary from these estimates because of changing environmental and other regulations such as air quality standards, renewable energy standards and electric reliability initiatives that impact our utility energy segment.

Investments in Outside Trusts:   We use outside trusts to fund our pension and certain other post-retirement obligations. These trusts had investments of approximately $1.3 billion as of December 31, 2010. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

In January 2009, we contributed $270 million to our qualified pension plan due to poor investment returns during 2008. We did not make contributions to the plan during 2010 as it was adequately funded. In January 2011, we contributed $101.4 million to our qualified pension plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For additional information, see Note G -- Variable Interest Entities and Note O -- Guarantees in the Notes to Consolidated Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2010:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$7,707.6	$692.2	$822.2	$1,063.6	$5,129.6
Capital Lease Obligations (c)	332.8	37.5	79.4	85.4	130.5
Operating Lease Obligations (d)	86.2	22.8	22.8	7.9	32.7
Purchase Obligations (e)	12,925.7	1,031.8	1,483.1	938.5	9,472.3
Other Long-Term Liabilities (f)	97.6	97.6	-	-	-

Total Contractual Obligations	$21,149.9	$1,881.9	$2,407.5	$2,095.4	$14,765.1

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates.

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

(f)

Other Long-Term Liabilities includes the expected 2011 supplemental executive retirement plan obligation. For additional information on employer contributions to our benefit plans, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

The table above does not include liabilities related to the accounting treatment for uncertainty in income taxes. For additional information regarding these liabilities, refer to Note H -- Income Taxes in the Notes to Consolidated Financial Statements in this report.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

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

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range (plus or minus 2% for 2010) when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted prospectively. Beginning in 2011, the PSCW has implemented new fuel rules which allow for a deferral of prudently incurred fuel costs that fall outside of a symmetrical band (plus or minus 2% for 2011). Under the rules, any fuel costs deferred at the end of the year would be incorporated into fuel cost recovery rates in future years. For information regarding the fuel rules, see Utility Rates and Regulatory Matters.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through GCRMs, which mitigates most of the risk of gas cost variations. For information concerning the natural gas utilities' GCRMs, see Utility Rates and Regulatory Matters.

Natural Gas Costs:   Higher natural gas costs increase our working capital requirements and result in higher gross receipts taxes in the state of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Higher natural gas costs may also lead to increased energy efficiency investments by our customers to reduce utility usage and/or fuel substitution.

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

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues and sales are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues and sales are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in the utility segment's service territory during 2010, 2009 and 2008, as measured by degree days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2010. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis as of December 31, 2010 of our outstanding portfolio of commercial paper and variable rate long-term debt. As of December 31, 2010, we had $657.9 million of commercial paper outstanding with a weighted average interest rate of 0.30% and $147.0 million of variable-rate long-term debt outstanding with a weighted average interest rate of 0.50%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $6.6 million before taxes from commercial paper and by $1.5 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return:   We use various trusts to fund our pension and Other Post-Retirement Employee Benefit (OPEB) obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. We believe that the financial risks associated with investment returns would be partially mitigated through future rate actions by our various utility regulators.

The fair value of our trust fund assets as of December 31, 2010 was approximately:

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$1,059.5
Other post-retirement benefits trust funds	$216.7

The expected long-term rate of return on plan assets is 7.25% and 7.5%, respectively, for the pension and other post-retirement benefit plans for 2011.

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

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing actual historical returns and calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

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

POWER THE FUTURE

As of January 12, 2011, all of the PTF units have been placed into service and are positioned to provide a significant portion of our future generation needs. The PTF units include PWGS 1, PWGS 2, OC 1 and OC 2. The following table identifies certain key items related to the units:

Unit Name	In Service	Cash Costs (a)

PWGS 1	July 2005	$ 333 million
PWGS 2	May 2008	$ 331 million
OC 1	February 2010	$ 1,355 million
OC 2	January 2011	$ 668 million

(a)

Cash costs represent actual and current projected costs, excluding capitalized interest. Approximate costs for OC 1 and OC 2 include the cost of the settlement agreement with Bechtel adjusted for our ownership percentage.

We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2 and OC 1 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the MPSC and FERC. Wisconsin Electric is recovering the lease payments associated with OC 2 as authorized by the PSCW and FERC, and will request authorization from the MPSC with the next rate case. Under the lease terms, our return is calculated using a 12.7% return on equity and the equity ratio is assumed to be 53% for the PWGS Units and 55% for the Oak Creek Units. The interest component of the return has been determined at rates in effect at the time of commercial operation.

Background:   The PSCW issued orders granting CPCNs for the construction of the PWGS and the Oak Creek expansion in 2002 and 2003, respectively.

PWGS consists of two 545 MW natural gas-fired combined cycle generating units on the site of Wisconsin Electric's former Port Washington Power Plant, the natural gas lateral to supply the new plant, and the transmission system upgrades required of ATC. PWGS 1 and PWGS 2 were completed within the PSCW approved cost parameters and were placed in service in July 2005 and May 2008, respectively.

The Oak Creek expansion is located adjacent to the site of Wisconsin Electric's existing Oak Creek Power Plant. OC 1 and OC 2 were placed into service on February 2, 2010 and January 12, 2011, respectively. The total cost for the two units was set at $2.191 billion. We estimate that the final cost of the Oak Creek expansion is approximately $191 million, or 8.7%, over the amount initially approved by the PSCW, of which our share is $162 million. The additional amount includes the amounts payable to Bechtel pursuant to the Settlement Agreement. The order approving the Oak Creek expansion provides for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or event of loss. In addition, the leases provide for a guaranteed in-service date of September 29, 2009 for OC 1 and September 29, 2010 for OC 2, and impose liquidated damages of $250,000 per day, of which ERGSS' share is approximately $208,350 per day, for failure to achieve the guaranteed in-service date unless the delays result from force majeure conditions or an excused event. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the units and to grant relief from liquidated damages.

ERGSS is entitled to receive its share of $250,000 per day from Bechtel under the contract with Bechtel for each day Bechtel failed to achieve the guaranteed in-service dates of September 29, 2009 and September 29, 2010, unless the delays resulted from force majeure conditions or excused events. Pursuant to the terms of the Settlement Agreement and a change order signed concurrent with the turnover of OC 2, Bechtel was granted total schedule relief of 120 days for OC 1 and 81 days for OC 2. Therefore, Bechtel is responsible for 5 days of liquidated damages for OC 1 and 23 days for OC 2. All liquidated damages collected are for the benefit of Wisconsin Electric's customers. Although we anticipate the PSCW will agree that the excused delays were caused by force majeure and other conditions, there is no guarantee that it will grant ERGSS the same schedule relief.

For information regarding the Settlement Agreement, see Oak Creek Construction Contract in Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Lease Terms:   The PSCW approved the lease agreements and related documents under which Wisconsin Electric will staff, operate and maintain PWGS 1, PWGS 2, OC 1 and OC 2. Key terms of the leased generation contracts are as follows:

PWGS 1 & PWGS 2

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
  Recovery of carrying costs during construction; and
  Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the order, which do not include the key financial terms.

OC 1 & OC 2

  Initial lease term of 30 years with the potential for subsequent renewals at reduced rates;
  Cost recovery over a 30 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 55% equity, 45% debt;
  Authorized rate of return of 12.7% after tax on equity;
  Recovery of carrying costs during construction; and
  Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the order, which do not include the key financial terms.

WPDES Permit:   In order to resolve all outstanding challenges to the Wisconsin Pollution Discharge Elimination System (WPDES) permit issued by the WDNR in connection with the Oak Creek expansion, a settlement agreement was reached with Clean Wisconsin, Inc. and Sierra Club, in which we committed to contribute our share of $5 million (approximately $4.2 million) towards projects to reduce greenhouse gas emissions. We also agreed (i) for the 25 year period ending 2034, subject to regulatory approval and cost recovery, to contribute our share of up to $4 million per year (approximately $3.3 million) to fund projects to address Lake Michigan water quality, and (ii) subject to regulatory approval and cost recovery, to develop new solar and biomass generation projects. We also agreed to support state legislation to increase the renewable portfolio standard to 10% by 2013 and 25% by 2025, and to retire 116 MW of coal-fired generation at our Presque Isle Power Plant.

In its December 2009 decision, based upon a proposal submitted by the parties to the settlement agreement, the PSCW authorized recovery of $2.0 million per year for 2010 and 2011 related to costs associated with projects to address Lake Michigan water quality and recovery of $2.0 million of the second $2.5 million payment related to projects to reduce greenhouse gas emissions. Based upon this decision, the parties are proceeding to carry out the settlement agreement. We are responsible for our pro rata share of these payments.

UTILITY RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the state of Wisconsin, while FERC regulates our wholesale power, electric transmission and interstate gas transportation service rates. The MPSC regulates our retail electric rates in the state of Michigan. Within our regulated segment, we estimate that approximately 87% of our electric revenues are regulated by the PSCW, 7% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. In Wisconsin, a general rate case is typically filed every two years. We anticipate filing a rate case in 2011 for rates effective in January 2012. All of our natural gas and steam revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

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

  An increase of approximately $85.8 million (3.35%) in retail electric rates for Wisconsin Electric, which was partially offset by bill credits in 2010 and included a decrease in base fuel revenues of approximately $111.0 million, or a fuel rate component decrease of 13.8%;
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
  Certain regulatory assets that were scheduled to be fully amortized over four years are instead being amortized over eight years; and
  Wisconsin Electric will continue to receive AFUDC on 100% of Construction Work in Progress for the environmental control projects at our Oak Creek Power Plant and at Edgewater Generating Unit 5, and on the Glacier Hills Wind Park.

As part of its final decision in the 2010 rate case, the PSCW authorized Wisconsin Electric to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, Wisconsin Electric filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. Wisconsin Electric requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs currently embedded in rates. In December 2010, Wisconsin Electric reduced its request by approximately $6 million. The net increase of $32.4 million is being driven primarily by an increase in the delivered cost of coal. We expect to receive approval for the increased rates in the first quarter of 2011.

2010 Michigan Rate Increase Request:   In July 2009, Wisconsin Electric filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. Michigan law allows utilities, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. In December 2009, the MPSC approved Wisconsin Electric's modified self-implementation plan to increase electric rates in Michigan by approximately $12 million, effective upon commercial operation of OC 1, which occurred on February 2, 2010. On July 1, 2010, the MPSC issued the final order, approving an additional increase of $11.5 million effective July 2, 2010. The combined total increase is $23.5 million annually, or 14.2%. In August 2010, our largest customers, two iron ore mines, filed an appeal with the MPSC regarding this rate order. In October 2010, the MPSC ruled on the mines' appeal and reduced the rate increase by approximately $0.3 million annually, effective November 1, 2010. On November 12, 2010, the mines filed a Claim of Appeal of the October 2010 order with the Michigan Court of Appeals. On December 28, 2010, the MPSC filed a Motion for Remand with the Court of Appeals.

2008 Wisconsin Rate Increase:   During 2007, Wisconsin Electric and Wisconsin Gas initiated rate proceedings. In January 2008, the PSCW approved pricing increases for Wisconsin Electric and Wisconsin Gas as follows:

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

Limited Rate Adjustment Requests

2010 Fuel Recovery Request:   In February 2010, Wisconsin Electric filed a $60.5 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel and purchased power costs was driven primarily by increases in the price of natural gas compared to the forecasted prices included in the 2010 PSCW rate case order, changes in the timing of plant outages and increased MISO costs. Effective March 25, 2010, the PSCW approved an annual increase of $60.5 million in Wisconsin retail electric rates on an interim basis. The revenues that we collect are subject to refund with interest at a rate of 10.4%. We expect PSCW review and final approval in the first quarter of 2011.

2009 Fuel Order:   Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation of electricity for its retail customers in Wisconsin. Under the fuel rules in effect in 2008 and 2009, a Wisconsin utility could request an emergency rate increase if projected costs fell outside of a prescribed range of costs which was plus or minus 2% of the fuel rate approved in a general rate proceeding.

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

The PSCW staff is currently auditing the fuel costs for the year 2009 to determine whether Wisconsin Electric collected excess revenues as a result of the fuel surcharges that were in place in 2008 and 2009. Under the fuel rules, if a utility collects excess revenues in a year in which it implemented an emergency fuel surcharge, it is required to refund to customers the over-collected fuel surcharge revenue up to the amount of the excess revenues.

The PSCW staff issued for comment a memorandum detailing different alternatives for calculating excess revenues. We do not believe the amount to be refunded to customers, if any, should be material. We anticipate a decision in this matter in the first quarter of 2011.

Other Utility Rate Matters

Oak Creek Air Quality Control System Approval:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We currently expect the cost of completing this project to be approximately $780 million ($910 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree with the EPA.

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

Wisconsin Fuel Rules:   Embedded within Wisconsin Electric's base rates is an amount to recover fuel costs. Under the fuel rules prior to January 1, 2011, no adjustments were made to rates under the fuel cost adjustment clause as long as fuel and purchased power costs were expected to be within a band of the costs embedded in current rates for the 12-month period ending December 31. If, however, annual fuel costs were expected to fall outside of the band, and actual costs fell outside of established fuel bands, then we could file for a change in fuel recoveries on a prospective basis.

In April 2010, the Wisconsin legislature passed the Fuel Rule Bill, and the Governor signed it in May 2010. This bill instructed the PSCW to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs that are outside of the utility's symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the utility's approved fuel cost plan. In August 2010, the PSCW proposed new fuel rules pursuant to this legislation, which the Wisconsin legislature reviewed and sent back to the PSCW for additional rule-making. In December 2010, the PSCW revised the proposed rules as requested by the legislature and sent the revised rules back to the legislature for review. The new fuel rules are now in effect and fuel cost plans approved by the PSCW after January 1, 2011 will be subject to the new rules.

Electric Transmission Cost Recovery:   Wisconsin Electric divested its transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we deferred transmission costs that exceeded amounts embedded in our rates. We were allowed to earn a return on the unrecovered transmission costs we deferred at our weighted-average cost of capital. As of December 31, 2010, we had deferred $138.0 million of unrecovered transmission costs. The escrow accounting treatment has been discontinued as our 2008 and 2010 PSCW rate orders have provided for recovery of these costs.

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

Depreciation Rates:   In January 2009, we filed a depreciation study with the PSCW, proposing new depreciation rates that would reduce annual depreciation expense by approximately $55 million. The PSCW approved the depreciation study and the new depreciation rates began on January 1, 2010. We estimate that the new depreciation rates did not have a material impact on earnings because the new depreciation rates were considered when the PSCW set our 2010 electric and gas rates.

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141.  Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Wisconsin Electric's baseline renewable energy percentage is 2.27%. Under Act 141, Wisconsin Electric could not decrease its renewable energy percentage for the years 2006-2009, and for the years 2010-2014, it must increase its renewable energy percentage at least two percentage points to a level of 4.27%. As of December 31, 2010, our renewable energy percentage is at 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. To comply with increasing requirements, Wisconsin Electric has developed and contracted for several hundred megawatts of wind generation and is in the process of seeking permits and approvals for approximately 50 MW of biomass fueled generation. Assuming the additional wind generation currently under construction and the proposed biomass project is approved and completed on schedule, we expect to be in compliance with Act 141 through the year 2015. To remain in compliance with Act 141, we would need to construct or contract for the equivalent of approximately 500 MW of additional renewable generating capacity by 2020. See Renewable Energy Portfolio discussion below for additional information regarding the development of renewable energy generation.

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

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the Wisconsin Department of Administration back to the PSCW and/or contracted third parties. In addition, Act 141 required that 1.2% of utilities' annual operating revenues be used to fund these programs. The funding required by Act 141 increased to 1.5% of annual operating revenues in 2011 and is scheduled to increase to 1.9% in 2012.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

Renewable Energy Portfolio:   In May 2008, the Blue Sky Green Field wind farm project, which has 88 turbines with an installed capacity of 145 MW, reached commercial operation. In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. The PSCW approved the CPCN in January 2010. We currently expect to install 90 wind turbines with a total generating capacity of approximately 162 MW. This project is expected to cost between $360 million and $370 million, excluding AFUDC. Construction commenced in May 2010, and we anticipate 2012 will be the first full year of operation.

In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. We currently expect to invest approximately $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. We anticipate a decision from the PSCW during the first quarter of 2011.

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital. In March 2010, the agreement became effective and we are in the process of receiving regulatory approvals. We received approval for the sale from FERC in June 2010, and from the PSCW in November 2010. We are currently working with the MPSC to obtain approval on terms that are acceptable to us. Assuming completion of the sale, we expect to realize proceeds of between $40 million and $45 million depending on the working capital balances and our level of capital investment in the unit prior to the sale. The contractual deadline to complete the sale is June 30, 2011.

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

We had adequate capacity to meet all of our firm electric load obligations during 2010 and 2009. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We expect to have adequate capacity to meet all of our firm load obligations during 2011. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to current and future regulation of: (1) air emissions such as CO2, SO2, NOx, fine particulates and mercury; (2) disposal of coal combustion by-products such as fly ash; and (3) remediation of impacted properties, including former manufactured gas plant sites.

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

Air Quality

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as non-attainment areas for the 8-hour ozone ambient air quality standard. States were required to develop and submit a State Implementation Plan (SIP) to the EPA by June 2007 to demonstrate how they intended to comply with the 8-hour ozone ambient air quality standard. Instead of submitting a SIP, Wisconsin submitted a request to redesignate all counties in southeastern Wisconsin as in attainment with the standard. In addition to the request for redesignation, Wisconsin also adopted the Reasonably Available Control Technology (RACT) rule that applies to emissions from our power plants in the affected areas of Wisconsin. Compliance with the NOx emission reduction requirements under the Consent Decree has substantially mitigated costs to comply with the RACT rule. In March 2008, the EPA issued a determination that the state of Wisconsin had failed to submit a SIP. In a separate action in May 2008, the EPA redesignated one of the 10 counties, Kewaunee County, as in attainment. In September 2009, Wisconsin submitted a SIP to the EPA. Based on our review of this submittal, we do not believe we would be subject to any further requirements to reduce emissions. In July 2010, the EPA redesignated an additional two counties, Manitowoc and Door, as in attainment. Although the EPA has yet to take action on redesignation of the remaining 7 counties due to continuing issues related to a portion of the SIP, Volatile Organic Compounds (VOC) RACT rules, that do not apply to our facilities, it issued a finding of attainment in December 2010 for the remaining 7 counties in southeastern Wisconsin. In order for the EPA to redesignate these counties, the state must revise, submit and receive EPA approval of revised VOC RACT rules. Pending redesignation, we will continue to be subject to more stringent permitting standards for new or revised facilities in the affected 7 counties.

In March 2008, the EPA announced its decision to further lower the 8-hour ozone standard, and in January 2010, the EPA proposed to lower that standard further. In a December 2010 motion, the EPA asked that the litigation challenging the 2008 ozone National Ambient Air Quality Standards (NAAQS) be set aside. The EPA indicates that it now expects to complete its reconsideration rulemaking by July 29, 2011. Although it is likely that additional counties, including the 10 in southeastern Wisconsin discussed above, may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our coal-fired generation facilities.

Fine Particulate Standard:   In December 2004, the EPA designated Fine Particulate Matter (PM2.5) non-attainment areas. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. In December 2006, a more restrictive federal standard became effective; however, on February 24, 2009 the D.C. Circuit Court of Appeals issued a decision on the revised standard and remanded it back to the EPA for revision. The Court's decision will likely result in an even more stringent annual PM2.5 standard. In October 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the 2006 daily standard for PM2.5. Wisconsin has until 2012 to develop a SIP and submit it to the EPA for approval, and will need to implement actions to reach attainment in the 2014-2019 time period. The impact of future SIP requirements cannot be determined at this time. Similarly, until the EPA revises the 2006 standard consistent with the court's decision and the states develop rules and submit SIPs to the EPA to demonstrate how they intend to comply with that standard, we are unable to predict the impact of this more restrictive standard on the operation of our coal-fired generation facilities.

In a related matter, in August 2010, the Wisconsin Natural Resources Board adopted rules to reflect changes made by the EPA in their regulations regarding the regulation of PM2.5. The rule became effective on January 1, 2011. PM2.5 is proposed to be included as a pollutant used to determine whether a facility is a major source of air pollution. Additionally, if modifications to an existing facility would result in increases in PM2.5 emissions, we would potentially need to obtain an air pollution control construction permit, including requirements to control emissions to levels which represent best available control technology or lowest achievable emission rate.

Sulfur Dioxide Standard:   The EPA adopted its final rule revising the NAAQS for SO2. The rule became effective August 23, 2010. If the revised standard results in the designation of new non-attainment areas, it could potentially have an adverse effect on our facilities in those areas. We are unable to predict the impact on the operation of our coal-fired generation facilities until final attainment designations are made and until any potential additional rules are adopted.

Nitrogen Dioxide Standard:   In January 2010, the EPA announced a new hourly Nitrogen Dioxide standard, which became effective in April 2010. We are unable to predict the impact on the operation of our coal-fired generation facilities until final attainment designations are made and until any potential additional rules are adopted.

Clean Air Interstate Rule:   The EPA issued the final Clean Air Interstate Rule (CAIR) in March 2005 to facilitate the states in meeting the 8-hour ozone and Fine Particulate Matter standards by addressing the regional transport of SO2 and NOx. In 2008, the U.S. Court of Appeals for the D.C. Circuit invalidated several aspects of CAIR and remanded the rule to the EPA to promulgate a replacement rule.

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

We submitted comments on the proposed rule in October 2010. The EPA intends to finalize the rule in mid-2011.

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

Mercury and Other Hazardous Air Pollutants:   The EPA issued the final Clean Air Mercury Rule (CAMR) in March 2005, addressing mercury emissions from new and existing coal-fired power plants. The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration.

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology (MACT) limits for fossil-fuel fired electric generating units to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. In April 2010, the D.C. District Court approved a settlement agreement between the EPA and the plaintiffs in the litigation setting a firm schedule for the remanded rule-making. This settlement requires that the EPA issue a proposed rule by March 16, 2011 and a final rule by November 16, 2011. The EPA is currently in the process of developing the proposed MACT rule, which is expected to reduce emissions of numerous hazardous air pollutants, including mercury. We are unable to predict the impact on the operation of our existing coal-fired generation facilities until a proposed and final rule is issued.

Wisconsin and Michigan Mercury Rules:   Both Wisconsin and Michigan have mercury rules in place. Both states require a 90% reduction of mercury. We have plans in place to comply with those requirements and the costs of these plans are incorporated into our capital and operation and maintenance costs.

Proposed New Coal Combustion Products Regulation:   We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. In June 2010, the EPA issued draft rules for public comment proposing various scenarios for regulating coal combustion products including classifying them as hazardous waste. We submitted comments on the proposed rule in November 2010. If coal combustion products are classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program. Curtailing our program could result in the loss of a revenue stream that helps to offset the cost of pollution control equipment and the activities necessary to collect the coal combustion products.

In addition, if coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company.

Clean Air Visibility Rule:   The EPA issued the Clean Air Visibility Rule (CAVR) in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. The pollutants from power plants that reduce visibility include PM2.5 or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit SIPs to implement CAVR by December 2007. Wisconsin has not yet submitted a SIP. Michigan submitted a SIP, which was partially approved. In response to a citizen suit, in January 2009, the EPA issued a finding of failure to 37 states, including Wisconsin and Michigan, regarding their failure to submit SIPs. The finding started a two-year review window for the EPA to issue Federal Implementation Plans (FIPs), unless a state submits and receives SIP approval. Wisconsin has not yet released a SIP, nor made a SIP submittal to the EPA. Michigan submitted a complete SIP in November 2010. The EPA, however, has not yet taken any action to approve this SIP, nor issue a FIP to any states, including Michigan and Wisconsin.

Wisconsin and Michigan have completed the BART rules, which cover one aspect of the CAVR regulations. Wisconsin BART rules became effective in July 2008 and Michigan BART rules became effective in September 2008.

Both Wisconsin and Michigan BART rules are based, in part, on utility reductions of NOx and SO2 that were expected to occur under CAIR. Therefore, we will not be able to determine final impacts of these rules until the EPA completes a new rule, which it intends to finalize by mid-2011, pursuant to a ruling by the U.S. Court of Appeals for the D.C. Circuit.

EPA Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from certain of its coal-fired generating facilities. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007. For further information, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Climate Change:   We continue to take measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support an approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters. Our emissions in future years will continue to be influenced by several actions completed, planned or underway, including:

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
  Retirement of coal units 1-4 at the Presque Isle Power Plant.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. Legislative and regulatory proposals that would impose mandatory restrictions on CO2 emissions continue to be considered in the U.S. Congress and by the EPA, and the President and his administration have made it clear that they are focused on reducing CO2 emissions, through legislation and/or regulation. Although the ultimate outcome of these efforts cannot be determined at this time, mandatory restrictions on our CO2 emissions could result in significant compliance costs that could affect future results of operations, cash flows and financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

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

On December 3, 2010, the Federal District Court in New York approved a settlement agreement between the EPA and Riverkeeper Inc. (plaintiff in the litigation) setting a firm schedule for the remanded Section 316(b) rulemaking. This settlement requires that the EPA issue a proposed rule by March 14, 2011 and a final rule by July 27, 2012. Until the EPA completes its reconsideration and rulemaking, we cannot predict what impact these changes may have on our facilities. The decision will not affect the new units at the Oak Creek expansion because those units were permitted based on a BTA decision under the Phase I rule for new facilities.

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

Other Environmental Matters

Manufactured Gas Plant Sites:   We are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our combustion byproducts. For further information, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. On September 6, 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy Corporation as a defendant. The plaintiff has not specified the amount of relief he is seeking. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations. Although we are currently unable to predict the final outcome or impact of this litigation, we are aware that courts in two similar lawsuits filed in Wisconsin found that the interest crediting rates applied by pension plans involved in those cases were not in compliance with ERISA.

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

In recent years, dairy farmers have commenced actions or made claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of this case, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern." In December 2008, a stray voltage lawsuit was filed against Wisconsin Electric. Another stray voltage lawsuit was filed against Wisconsin Electric on January 27, 2011. We do not believe these lawsuits have merit and we will vigorously defend them. These lawsuits are not expected to have a material adverse effect on our financial statements. We continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Used Nuclear Fuel Storage and Disposal:   During Wisconsin Electric's ownership of Point Beach, Wisconsin Electric was authorized by the PSCW to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their original operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility. The original operating licenses were set to expire in October 2010 for Unit 1 and in March 2013 for Unit 2 before they were renewed and extended by the United States Nuclear Regulatory Commission in December 2005.

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

In August 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the DOE's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint in November 2000 against the DOE in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted Wisconsin Electric's motion for summary judgment on liability. The Court held a trial during September and October 2007 to determine damages. In December 2009, the Court ruled in favor of Wisconsin Electric, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. We negotiated a settlement with the DOE for $45.5 million, which we expect to receive in the first quarter of 2011. We anticipate that this amount, net of costs incurred, will be returned to customers in future rate cases.

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

Electric Transmission and Energy Markets

In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and an ancillary services market. We previously self-provided both regulation reserves and contingency reserves. In the MISO ancillary services market, we buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market has been able to reduce overall ancillary services costs in the MISO footprint. The MISO ancillary services market has enabled MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

In MISO, base transmission costs are currently being paid by Load Serving Entities (LSEs) located in the service territories of each MISO transmission owner. In February 2008, FERC issued several orders confirming the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

In April 2006, FERC issued an order determining that MISO had not applied its energy markets tariff correctly in the assessment of Revenue Sufficiency Guarantee (RSG) charges. FERC ordered MISO to resettle all affected transactions retroactive to the commencement of the energy market. In October 2006 and March 2007, we received additional rulings from FERC on these issues. FERC's rulings have been challenged by MISO and numerous other market participants. In July 2007, MISO commenced with the resettlement of the market in response to the orders. The resettlement was completed in January 2008 and resulted in a net cost increase of $7.8 million to us. Several entities filed formal complaints with FERC on the assessment of these charges. We filed in support of these complaints.

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

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and Financial Transmission Rights (FTRs). ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2010 through May 31, 2011. The resulting ARR valuation and the secured FTRs should mitigate our transmission congestion risk for that period.

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

Regulatory Accounting:   Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. The actions of our regulators may allow us to defer costs that non-regulated entities would expense. The actions of our regulators may also require us to accrue liabilities that non-regulated companies would not. As of December 31, 2010, we had $1,144.5 million in regulatory assets and $899.1 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow regulatory accounting. In this situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under regulatory accounting, may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of regulatory accounting and have determined that it is currently appropriate to continue following it. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

Pension and OPEB:   Our reported costs of providing non-contributory defined pension benefits (described in Note N -- Benefits in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

Changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

The following table reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$6.0
0.5% decrease in expected rate of return on plan assets	$5.4

In addition to pension plans, we maintain OPEB plans which provide health and life insurance benefits for retired employees (described in Note N -- Benefits in the Notes to Consolidated Financial Statements). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future OPEB costs. OPEB costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the OPEB and post-retirement costs. Our OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility segment have adopted accounting guidance for compensation related to retirement benefits for rate-making purposes.

The following table reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.5
0.5% decrease in health care cost trend rate in all future years	($3.2)
0.5% decrease in expected rate of return on plan assets	$1.1

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2010 of approximately $4.2 billion included accrued utility revenues of $280.3 million as of December 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2010	2009	2008

	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$ 4,202.5	$ 4,100.9	$ 4,402.4

Operating Expenses
Fuel and purchased power	1,099.9	1,059.7	1,238.1
Cost of gas sold	751.5	912.0	1,220.9
Other operation and maintenance	1,327.5	1,246.1	1,346.2
Depreciation and amortization	305.6	343.0	323.6
Property and revenue taxes	106.0	110.5	106.5

Total Operating Expenses	3,590.5	3,671.3	4,235.3

Amortization of Gain	198.4	230.7	488.1

Operating Income	810.4	660.3	655.2

Equity in Earnings of Transmission Affiliate	60.1	59.1	51.8
Other Income and Deductions, net	40.2	28.5	16.9
Interest Expense, net	206.4	156.7	153.7

Income from Continuing
Operations Before Income Taxes	704.3	591.2	570.2

Income Taxes	249.9	215.5	215.1

Income from Continuing Operations	454.4	375.7	355.1
Income from Discontinued
Operations, Net of Tax	2.1	6.7	4.0

Net Income	$ 456.5	$ 382.4	$ 359.1

Earnings Per Share (Basic)
Continuing Operations	$ 3.89	$ 3.21	$ 3.04
Discontinued Operations	0.02	0.06	0.03

Total Earnings Per Share (Basic)	$ 3.91	$ 3.27	$ 3.07

Earnings Per Share (Diluted)
Continuing Operations	$ 3.84	$ 3.19	$ 3.00
Discontinued Operations	0.02	0.05	0.04

Total Earnings Per Share (Diluted)	$ 3.86	$ 3.24	$ 3.04

Weighted Average Common Shares Outstanding (Millions)
Basic	116.9	116.9	116.9
Diluted	118.4	117.9	118.2

The following pro forma information reflects the impact of the two-for-one stock split, which will be effective
March 2011. See Note T -- Subsequent Events for further information.

Pro Forma Earnings Per Share (Diluted)
Continuing Operations	$ 1.92	$ 1.59	$ 1.50
Discontinued Operations	0.01	0.03	0.02

Total Pro Forma Earnings Per Share (Diluted)	$ 1.93	$ 1.62	$ 1.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2010	2009

	(Millions of Dollars)
Property, Plant and Equipment
In service	$ 11,590.8	$ 10,192.1
Accumulated depreciation	(3,624.0)	(3,431.9)

	7,966.8	6,760.2
Construction work in progress	1,569.9	2,185.1
Leased facilities, net	64.8	70.5

Net Property, Plant and Equipment	9,601.5	9,015.8

Investments
Equity investment in transmission affiliate	330.5	314.6
Other	45.8	44.1

Total Investments	376.3	358.7

Current Assets
Cash and cash equivalents	24.5	20.2
Restricted cash	8.3	194.5
Accounts receivable, net of allowance for
doubtful accounts of $58.1 and $57.9	344.6	298.7
Accrued revenues	280.3	288.7
Materials, supplies and inventories	379.1	378.1
Regulatory assets	54.4	58.9
Prepayments and other	239.9	290.2

Total Current Assets	1,331.1	1,529.3

Deferred Charges and Other Assets
Regulatory assets	1,090.1	1,180.5
Goodwill	441.9	441.9
Other	218.9	171.7

Total Deferred Charges and Other Assets	1,750.9	1,794.1

Total Assets	$ 13,059.8	$ 12,697.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2010	2009

	(Millions of Dollars)
Capitalization
Common equity	$ 3,802.1	$ 3,566.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt	3,932.0	3,875.8

Total Capitalization	7,764.5	7,473.1

Current Liabilities
Long-term debt due currently	473.4	295.7
Short-term debt	657.9	825.1
Accounts payable	315.4	290.6
Regulatory liabilities	15.3	222.8
Other	259.1	259.9

Total Current Liabilities	1,721.1	1,894.1

Deferred Credits and Other Liabilities
Regulatory liabilities	883.8	876.0
Asset retirement obligations	52.6	57.9
Deferred income taxes - long-term	1,154.8	1,017.9
Accumulated deferred investment tax credits	34.0	37.7
Deferred revenue, net	805.5	739.1
Pension and other benefit obligations	353.2	318.7
Other long-term liabilities	290.3	283.4

Total Deferred Credits and Other Liabilities	3,574.2	3,330.7

Commitments and Contingencies (Note R)

Total Capitalization and Liabilities	$ 13,059.8	$ 12,697.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

2010	2009	2008

(Millions of Dollars)
Operating Activities
Net income	$ 456.5	$ 382.4	$ 359.1
Reconciliation to cash
Depreciation and amortization	317.4	346.9	329.6
Amortization of gain	(198.4)	(230.7)	(488.1)
Equity in earnings of transmission affiliate	(60.1)	(59.1)	(51.8)
Distributions from transmission affiliate	49.3	46.6	39.0
Deferred income taxes and investment tax credits, net	104.9	187.4	296.6
Deferred revenue	100.8	201.7	203.2
Contributions to qualified benefit plans	-	(289.3)	(48.4)
Change in -	Accounts receivable and accrued revenues	(50.4)	111.1	7.9
Inventories	(1.0)	(34.6)	16.7
Other current assets	14.1	24.8	(51.8)
Accounts payable	21.3	(119.1)	50.7
Accrued income taxes, net	(42.7)	43.4	(89.4)
Deferred costs, net	25.9	46.2	81.5
Other current liabilities	22.0	(11.7)	7.7
Other, net	50.8	(17.1)	73.8

Cash Provided by Operating Activities	810.4	628.9	736.3

Investing Activities
Capital expenditures	(798.2)	(814.6)	(1,133.9)
Investment in transmission affiliate	(5.2)	(25.9)	(25.3)
Proceeds from asset sales, net	68.7	16.8	14.3
Change in restricted cash	186.2	192.0	345.1
Other, net	(85.0)	(104.4)	(106.5)

Cash Used in Investing Activities	(633.5)	(736.1)	(906.3)

Financing Activities
Exercise of stock options	90.9	17.0	11.6
Purchase of common stock	(156.6)	(29.6)	(23.0)
Dividends paid on common stock	(187.0)	(157.8)	(126.3)
Issuance of long-term debt	530.0	261.5	1,113.0
Retirement and repurchase of long-term debt	(291.7)	(221.1)	(497.8)
Change in short-term debt	(167.2)	222.8	(298.4)
Other, net	9.0	2.9	(4.1)

Cash (Used in) Provided by Financing Activities	(172.6)	95.7	175.0

Change in Cash and Cash Equivalents	4.3	(11.5)	5.0

Cash and Cash Equivalents at Beginning of Year	20.2	31.7	26.7

Cash and Cash Equivalents at End of Year	$ 24.5	$ 20.2	$ 31.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other	Stock
	Common	Other Paid	Retained	Comprehensive	Options
	Stock	In Capital	Earnings	Income (Loss)	Exercisable	Total

	(Millions of Dollars)

Balance - December 31, 2007	$ 1.2	$ 747.5	$ 2,351.4	$ (1.3)	$ 0.4	$ 3,099.2
Net income			359.1			359.1
Other comprehensive income
Hedging, net				0.4		0.4

Comprehensive income	-	-	359.1	0.4	-	359.5
Common stock cash
dividends of $1.08 per share			(126.3)			(126.3)
Exercise of stock options		11.6				11.6
Purchase of common stock		(23.0)				(23.0)
Tax benefit from share based compensation		3.3				3.3
Stock-based compensation and other		12.9	-		(0.3)	12.6

Balance - December 31, 2008	1.2	752.3	2,584.2	(0.9)	0.1	3,336.9
Net income			382.4			382.4
Other comprehensive income
Hedging, net				0.4		0.4

Comprehensive income	-	-	382.4	0.4	-	382.8
Common stock cash
dividends of $1.35 per share			(157.8)			(157.8)
Exercise of stock options		17.0				17.0
Purchase of common stock		(29.6)				(29.6)
Tax benefit from share based compensation		6.3				6.3
Stock-based compensation and other		11.4			(0.1)	11.3

Balance - December 31, 2009	1.2	757.4	2,808.8	(0.5)	-	3,566.9
Net income			456.5			456.5
Other comprehensive income
Hedging, net				0.4		0.4

Comprehensive income	-	-	456.5	0.4	-	456.9
Common stock cash
dividends of $1.60 per share			(187.0)			(187.0)
Exercise of stock options		90.9				90.9
Purchase of common stock		(156.6)				(156.6)
Tax benefit from share based compensation		21.9				21.9
Stock-based compensation and other		9.1				9.1

Balance - December 31, 2010	$ 1.2	$ 722.7	$ 3,078.3	$ (0.1)	$ -	$ 3,802.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2010	2009

		(Millions of Dollars)
Common Equity (see accompanying statement)		$ 3,802.1	$ 3,566.9

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		-	-
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Long-Term Debt
Debentures (unsecured)	4.50% due 2013	300.0	300.0
	6.60% due 2013	45.0	45.0
	6.00% due 2014	300.0	300.0
	5.20% due 2015	125.0	125.0
	6.25% due 2015	250.0	250.0
	4.25% due 2019	250.0	250.0
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.90% due 2035	90.0	90.0
	5.70% due 2036	300.0	300.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	-	0.1
	4.81% effective rate due 2030	2.0	2.0
	4.91% due 2010-2030	135.4	139.4
	5.209% due 2010-2030	251.9	-
	6.00% due 2010-2033	148.7	151.8
	6.09% due 2030-2040	275.0	-

Notes (unsecured)	6.00% to 6.25% due 2010	-	21.5
	2.73% variable rate due 2010 (a)	-	260.0
	6.50% due 2011	450.0	450.0
	6.51% due 2013	30.0	30.0
	6.94% due 2028	50.0	50.0
	0.504% variable rate due 2016 (b)	67.0	67.0
	0.504% variable rate due 2030 (b)	80.0	80.0
	Variable rate notes held by Wisconsin Electric	(147.0)	(147.0)
	6.20% due 2033	200.0	200.0

Junior Notes (unsecured)	6.25% due 2067	500.0	500.0

Obligations under capital leases		141.9	149.0
Unamortized discount, net and other		(24.5)	(27.3)
Long-term debt due currently		(473.4)	(295.7)

Total Long-Term Debt		3,932.0	3,875.8

Total Capitalization		$ 7,764.5	$ 7,473.1

(a)	Variable interest rate as of December 31, 2009.
(b)	Variable interest rate as of December 31, 2010.

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

  Utility Energy Segment -- Consisting of Wisconsin Electric and Wisconsin Gas, engaged primarily in the generation of electricity and the distribution of electricity and natural gas; and
  Non-Utility Energy Segment -- Consisting primarily of We Power, engaged principally in the design, development, construction and ownership of electric power generating facilities for long-term lease to Wisconsin Electric.

Our Corporate and Other segment includes Wispark, which develops and invests in real estate. We have also eliminated all intercompany transactions and balances within this segment from the consolidated financial statements.

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

The reclassifications primarily relate to the reporting of discontinued operations reflecting the sale of Edison Sault. The footnotes contained herein reflect continuing operations for all periods presented. For further information, see Note D -- Asset Sales, Divestitures and Discontinued Operations.

Revenues:   We recognize energy revenues on the accrual basis and include estimated amounts for services rendered but not billed.

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. Beginning in January 2011, the electric fuel rules in Wisconsin allow us to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs that are outside of the symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the approved fuel cost plan.

Our retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year.

For information regarding revenue recognition for We Power, see Note E.

Accounting for MISO Energy Transactions:   The MISO Energy Markets operate under both day-ahead and real-time markets. We record energy transactions in the MISO Energy Markets on a net basis for each hour.

Other Income and Deductions, Net:   We recorded the following items in Other Income and Deductions, net for the years ended December 31:

Other Income and Deductions, net	2010	2009	2008

	(Millions of Dollars)

AFUDC - Equity	$32.5	$16.0	$7.8
Gain on Property Sales	4.4	1.7	2.6
Other, net	3.3	10.8	6.5

Total Other Income and Deductions, net	$40.2	$28.5	$16.9

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

We recorded the following property in service by segment as of December 31:

Property In Service	2010	2009

	(Millions of Dollars)

Utility Energy	$9,221.1	$8,998.3
Non-Utility Energy	2,283.4	1,111.6
Other	86.3	82.2

Total	$11,590.8	$10,192.1

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 2.8% in 2010 and 3.7% in 2009 and 2008.

PWGS 1 and PWGS 2 are being depreciated over an estimated useful life of 37 years. OC 1 is being depreciated over an estimated useful life of 45 years.

For assets other than our regulated assets, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets. Estimated useful lives for non-regulated assets are 3 to 40 years for furniture and equipment, 2 to 5 years for software and 30 to 40 years for buildings.

Our regulated utilities collect in their rates amounts representing future removal costs for many assets that do not have an associated Asset Retirement Obligation (ARO). We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $723.9 million as of December 31, 2010 and $718.7 million as of December 31, 2009.

We recorded the following Construction Work in Progress (CWIP) by segment as of December 31:

CWIP	2010	2009

	(Millions of Dollars)

Utility Energy	$806.9	$386.2
Non-Utility Energy	761.3	1,794.8
Other	1.7	4.1

Total	$1,569.9	$2,185.1

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

During 2009 and 2008, Wisconsin Gas accrued AFUDC at a rate of 10.80% on 50% of its CWIP as authorized by the PSCW in its 2008 rate order. Wisconsin Gas' rates are set to provide a current return on CWIP that does not accrue AFUDC. Based on the 2010 PSCW rate order, effective January 1, 2010 Wisconsin Gas is recording AFUDC on 50% of all CWIP using an AFUDC rate of 9.05%.

Our regulated segment recorded the following AFUDC for the years ended December 31:

	2010	2009	2008

	(Millions of Dollars)

AFUDC - Debt	$13.5	$6.7	$3.3
AFUDC - Equity	$32.5	$16.0	$7.8

Capitalized Interest and Carrying Costs - Non-Regulated Energy:   As part of the construction of the electric generating units under our PTF program, we capitalized interest during construction. As allowed under the lease agreements, we were able to collect the carrying costs during the construction of the PTF generating units from our utility customers. We have deferred these carrying costs collected on our balance sheet while the PTF units were under construction and we are amortizing the deferred carrying costs to revenue after the assets were placed in service over the individual lease terms. For further information on the accounting for capitalized interest and deferred carrying costs associated with the construction of our PTF power plants, see Note E.

Earnings per Common Share:   We compute basic earnings per common share by dividing our net income by the weighted-average number of common shares outstanding. Diluted earnings per common share reflect the potential reduction in earnings per common share that could occur when potentially dilutive common shares are added to common shares outstanding.

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

Materials, Supplies and Inventories:   Our inventory as of December 31 consists of:

Materials, Supplies and Inventories	2010	2009

	(Millions of Dollars)

Fossil Fuel	$182.4	$181.1
Materials and Supplies	105.2	103.7
Natural Gas in Storage	91.5	93.3

Total	$379.1	$378.1

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

Regulatory Accounting:   The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate-making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets on the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet. For further information, see Note C.

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

Derivative Financial Instruments:   We have derivative physical and financial instruments which we report at fair value. For further information, see Note L.

Cash and Cash Equivalents:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restricted Cash:   Cash proceeds that we received from the sale of Point Beach that are to be used for the benefit of our customers are recorded as restricted cash. As of December 31, 2010, all restricted cash is classified as current.

Margin Accounts:   Cash deposited in brokerage accounts for margin requirements is recorded in Other Current Assets on our Consolidated Balance Sheets.

Goodwill:   Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. As of December 31, 2010 and 2009, we had $441.9 million of goodwill recorded at the utility energy segment, which related to our acquisition of Wisconsin Gas in 2000.

Goodwill is not subject to amortization. However, it is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. Fair value is assessed by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2010 impairment test date.

Impairment or Disposal of Long Lived Assets:   We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less cost to sell. As of December 31, 2010, we had no assets classified as Held for Sale. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. For further information, see Note D.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method of accounting. We had a total ownership interest of approximately 26.2% in ATC as of December 31, 2010 and 2009. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note Q.

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

Stock Options:   We estimate the fair value of stock options using the binomial pricing model. We report unearned stock-based compensation associated with non-vested restricted stock and performance share awards activity within Other Paid in Capital in our Consolidated Statements of Common Equity. We report excess tax benefits as a financing cash inflow. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than 10 years from the grant date. For a discussion of the impacts to our Consolidated Financial Statements, see Note I.

The fair value of our stock options was calculated using a binomial option-pricing model using the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	0.2% - 3.9%	0.3% - 2.5%	2.9% - 3.9%
Dividend yield	3.7%	3.0%	2.1%
Expected volatility	20.3%	25.9%	20.0%
Expected life (years)	5.9	6.2	6.2
Expected forfeiture rate	2.0%	2.0%	2.0%
Pro forma weighted-average fair
value of our stock options granted	$6.72	$8.01	$9.39

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Amendments to Variable Interest Entity Consolidation Guidance:   In June 2009, the Financial Accounting Standards Board issued new accounting guidance related to variable interest entity consolidation. The purpose of this guidance is to improve financial reporting by enterprises with variable interest entities. The new guidance is effective for all new and existing variable interest entities for fiscal years beginning after November 15, 2009. We adopted these provisions on January 1, 2010. This adoption did not have any impact on our financial condition, results of operations or cash flows. See Note G -- Variable Interest Entities for required disclosures.

C -- REGULATORY ASSETS AND LIABILITIES

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our regulators. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2010 and 2009, we had approximately $16.5 million and $17.4 million, respectively, of net regulatory assets that were not earning a return.

In December 2009, the PSCW issued a rate order effective January 1, 2010 that, among other things, reaffirmed our accounting for the regulatory assets and liabilities identified below. The rate order provided for the recovery over an eight year period of specific regulatory assets, the largest of which is the balance of the remaining deferred transmission costs. The order also specified that the deferred Point Beach gain would be passed on to customers as authorized in the prior rate case such that the final credits were issued by the end of 2010.

Our regulatory assets and liabilities as of December 31 consist of:

	2010	2009

	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs	$542.6	$550.7
Escrowed electric transmission costs	138.0	157.8
Deferred unrecognized OPEB costs	85.7	121.3
Deferred income tax related	89.9	78.8
Deferred plant related -- capital lease	77.1	78.5
Deferred environmental costs	56.7	68.1
Other, net	154.5	184.2

Total regulatory assets	$1,144.5	$1,239.4

Regulatory Liabilities
Deferred cost of removal obligations	$723.9	$718.7
Deferred Point Beach related	-	202.4
Other, net	175.2	177.7

Total regulatory liabilities	$899.1	$1,098.8

Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet.

We have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

Our regulated subsidiaries record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues. For further information, see Note A.

Consistent with a generic order from, and past rate-making practices of the PSCW, we defer as a regulatory asset, costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2010, we have recorded $56.7 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $11.6 million of deferrals for actual remediation costs incurred and a $45.1 million accrual for estimated future site remediation (see Note R). In addition, we have deferred $2.7 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We amortize the deferred costs actually incurred and insurance recoveries over five years in accordance with rate-making treatment.

As of December 31, 2010, we have a regulatory liability of $18.5 million for escrowed bad debt costs. The PSCW authorized escrow accounting for residential bad debt costs for both Wisconsin Gas and Wisconsin Electric whereby they defer actual bad debt write-offs that exceed amounts allowed in rates.

D -- ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

Edison Sault:   Effective May 4, 2010, we sold Edison Sault Electric Company (Edison Sault) to Cloverland Electric Cooperative for approximately $63.0 million. The assets and liabilities ($77.0 million and $15.1 million, respectively) associated with Edison Sault were reclassified as held for sale within other current assets and liabilities on our Consolidated Balance Sheet as of December 31, 2009. We also reclassified the operations related to Edison Sault as discontinued operations in the accompanying Consolidated Income Statements. Discontinued Edison Sault operations had no significant impact on our Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008. We retained Edison Sault's ownership interest in ATC.

Water Utility Operations:   Effective April 30, 2009, we sold our water utility to the City of Mequon, Wisconsin for approximately $14.5 million. We reclassified the water utility income as discontinued operations in the accompanying Consolidated Income Statements. Discontinued water operations had no material impact on the Consolidated Statement of Cash Flows for the years ended December 31, 2009 and 2008.

The following table summarizes the net impacts of the discontinued operations on our earnings as of December 31:

	2010	2009	2008

	(Millions of Dollars)

Income from Continuing Operations	$454.4	$375.7	$355.1
Income from Discontinued Edison Sault operations, net of tax (a)	0.7	1.5	2.7
Income from Discontinued Water operations, net of tax	-	0.3	0.8
Income from Discontinued other operations, net of tax (b)	1.4	4.9	0.5

Net Income	$456.5	$382.4	$359.1

(a)	As a result of its sale effective May 4, 2010, we owned Edison Sault for approximately four of the twelve months ended December 31, 2010.

(b)	During 2009, we reduced the amount of unrecognized tax benefits by approximately $5.6 million due to the favorable resolution of an uncertain tax position.

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital. In March 2010, the agreement became effective and we are in the process of receiving regulatory approvals. We received approval for the sale from FERC in June 2010, and from the PSCW in November 2010. We are currently working with the MPSC to obtain approval on terms that are acceptable to us. Assuming completion of the sale, we expect to realize proceeds of between $40 million and $45 million depending on the working capital balances and our level of capital investment in the unit prior to the sale. The contractual deadline to complete the sale is June 30, 2011.

E -- ACCOUNTING AND REPORTING FOR POWER THE FUTURE GENERATING UNITS

Background:   As part of our PTF strategy, our non-utility subsidiary, We Power, has built four new generating units, PWGS 1, PWGS 2, OC 1 and OC 2, which are leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the PSCW. The leases are designed to recover the capital costs of the plant, including a return. PWGS 1, PWGS 2, OC 1 and OC 2 were placed in service in July 2005, May 2008, February 2010 and January 2011, respectively. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

The Oak Creek expansion includes common projects that benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system, which were placed in service in November 2007 and January 2009, respectively.

During Construction:   Under the terms of each lease, we collect in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital is approximately 14%. The carrying costs that we collected in rates were recorded as deferred revenue and started being amortized to revenue over the term of each lease once the respective unit was placed into service. During the construction of our PTF units, we capitalized interest costs at an overall weighted-average pre-tax cost of interest, which was approximately 5% for the years ended December 31, 2010 and 2009. Capitalized interest is included in the total cost of the PTF units.

Plant in Service:   Now that the PTF units are placed in service, we expect to continue to recover in rates the lease costs which reflect the authorized cash construction costs of the units plus a return on the investment. The authorized cash costs are established by the PSCW. The authorized cash costs exclude capitalized interest since carrying costs were recovered during the construction of the units. The lease payments are expected to be levelized, except that OC 1 and OC 2 will be recovered on a levelized basis that has a one time 10.6% escalation after the first five years of the leases. The leases established a set return on equity component of 12.7% after tax. The interest component of the return under each lease has been determined at rates in effect at the time of commercial operation.

We recognize revenues (consisting of the lease payments included in rates and the amortization of the deferred revenue) on a levelized basis over the term of the lease. We depreciate the PTF assets on a straight-line basis over their expected service life.

F -- ASSET RETIREMENT OBLIGATIONS

The following table presents the change in our AROs during 2010 and 2009:

	2010	2009

	(Millions of Dollars)
Balance as of January 1	$57.9	$57.3
Liabilities incurred	-	-
Liabilities settled	(2.5)	(2.6)
Accretion	3.1	3.2
Cash Flow Revisions	(5.9)	-

Balance as of December 31	$52.6	$57.9

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

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of 12 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $364.3 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts in 2010, 2009 and 2008 were $64.2 million, $62.2 million and $66.4 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

H -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2010	2009	2008

	(Millions of Dollars)

Current tax expense (benefit)	$144.9	$28.1	($81.7)
Deferred income taxes, net	108.6	191.2	303.0
Investment tax credit, net	(3.6)	(3.8)	(6.2)

Total Income Tax Expense	$249.9	$215.5	$215.1

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

	2010		2009		2008

		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$246.5	35.0%	$206.9	35.0%	$199.6	35.0%
State income taxes net of federal tax benefit	35.8	5.1%	31.8	5.4%	30.1	5.3%
Domestic production activities deduction	(12.6)	(1.8%)	(8.3)	(1.4%)	(7.9)	(1.4%)
AFUDC - Equity	(11.4)	(1.6%)	(5.6)	(0.9%)	(2.8)	(0.5%)
Production tax credits - wind	(7.2)	(1.0%)	(7.1)	(1.2%)	(4.8)	(0.8%)
Investment tax credit restored	(3.6)	(0.5%)	(3.8)	(0.6%)	(6.2)	(1.1%)
Other, net	2.4	0.3%	1.6	0.2%	7.1	1.2%

Total Income Tax Expense	$249.9	35.5%	$215.5	36.5%	$215.1	37.7%

The components of deferred income taxes classified as net current assets and net long-term liabilities as of December 31 are as follows:

	2010	2009

	(Millions of Dollars)
Deferred Tax Assets

Current
Deferred Gain	$ -	$21.3
Employee benefits and compensation	14.3	14.2
Other	33.5	12.4

Total Current Deferred Tax Assets	47.8	47.9

Non-current
Deferred revenues	305.9	270.8
Construction advances	118.3	115.5
Employee benefits and compensation	110.2	105.8
Property-related	30.3	32.5
Emission allowances	2.6	4.0
State NOLs	-	1.7
Other	30.8	11.7

Total Non-Current Deferred Tax Assets	598.1	542.0

Total Deferred Tax Assets	$645.9	$589.9

	2010	2009

	(Millions of Dollars)
Deferred Tax Liabilities

Current
Prepaid items	$46.9	$47.3

Total Current Deferred Tax Liabilities	46.9	47.3

Non-current
Property-related	1,346.8	1,174.9
Employee benefits and compensation	179.5	171.8
Deferred transmission costs	53.1	63.2
Investment in transmission affiliate	112.4	91.7
Other	61.1	58.3

Total Non-current Deferred Tax Liabilities	1,752.9	1,559.9

Total Deferred Tax Liabilities	$1,799.8	$1,607.2

Consolidated Balance Sheet Presentation	2010	2009

Current Deferred Tax Asset	$0.9	$0.6
Non-Current Deferred Tax Liability	$1,154.8	$1,017.9

Consistent with rate-making treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

As of December 31, 2010 and 2009, we had recorded zero and $3.1 million, respectively, of valuation allowances primarily related to the uncertainty of our ability to benefit from state loss carryforwards in the future. Portions of these state loss carryforwards began expiring in 2008.

On January 1, 2007, we adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

	(Millions of Dollars)

Balance, January 1	$35.4	$37.0
Additions based on tax positions related to the current year	0.8	1.4
Additions for tax positions of prior years	10.4	4.8
Reductions for tax positions of prior years	(2.5)	(7.1)
Reductions due to statute of limitations	(0.3)	(0.2)
Settlements during the period	(14.3)	(0.5)

Balance, December 31	$29.5	$35.4

The amount of unrecognized tax benefits as of December 31, 2010 and 2009 excludes deferred tax assets related to uncertainty in income taxes of $16.9 million and $15.8 million, respectively. As of December 31, 2010 and 2009, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was approximately $2.3 million and $9.1 million, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2010, 2009 and 2008, we recognized approximately $4.1 million, $2.0 million and $3.3 million, respectively, of accrued interest in the Consolidated Income Statements. For the years ended December 31, 2010, 2009 and 2008, we recognized no penalties in the Consolidated Income Statements. We had approximately $8.2 million and $9.1 million of interest accrued and approximately $0.3 million of penalties accrued on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

Within the next 12 months, it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2.5 million due to the expiration of state statute of limitations, and approximately $2.0 million as the result of payment on a state tax obligation for a prior year.

Our primary tax jurisdictions include Federal and the state of Wisconsin. Currently, the tax years of 2004 through 2010 are subject to Federal and Wisconsin examination.

I -- COMMON EQUITY

As of December 31, 2010 and 2009, we had 325,000,000 shares of common stock authorized under our charter, of which 116,885,597 and 116,908,346 common shares, respectively, were outstanding. All share-based compensation is currently fulfilled by purchases on the open market by our independent agents and do not dilute shareholders' ownership.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors as of December 31:

	2010	2009	2008

	(Millions of Dollars)

Stock options	$7.6	$10.8	$12.2
Performance units	26.0	14.0	9.5
Restricted stock	1.5	1.0	1.1

Share-based compensation expense	$35.1	$25.8	$22.8

Related Tax Benefit	$14.1	$10.3	$9.1

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

All stock options outstanding were included in the computation of diluted earnings per share. In addition, we expect that substantially all of the outstanding options as of December 31, 2010 will be exercised.

The following is a summary of our stock option activity during 2010:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2010	9,087,315	$38.49
Granted	274,750	$49.84
Exercised	(2,838,832)	$32.39
Forfeited	(5,000)	$45.70

Outstanding as of December 31, 2010	6,518,233	$41.63	5.8	$112.3

Exercisable as of December 31, 2010	3,881,948	$38.85	4.6	$77.7

In January 2011, the Compensation Committee awarded 229,090 non-qualified stock options with an exercise price of $58.70 to our officers and key executives under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $62.1 million, $12.0 million and $10.2 million, respectively. Cash received from options exercised during the years ended December 31, 2010, 2009 and 2008 was $90.9 million, $17.0 million and $11.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $24.1 million, $4.8 million and $3.5 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$20.39 to $25.93	360,541	$24.35	1.6	360,541	$24.35	1.6
$33.44 to $39.48	2,174,274	$35.91	4.1	2,174,274	$35.91	4.1
$42.22 to $49.84	3,983,418	$46.31	7.2	1,347,133	$47.49	6.2

	6,518,233	$41.63	5.8	3,881,948	$38.85	4.6

The following table summarizes information about our non-vested options during 2010:

	Number	Weighted-
	Of	Average
Non-Vested Stock Options	Options	Fair Value

Non-Vested as of January 1, 2010	3,665,100	$8.73
Granted	274,750	$6.72
Vested	(1,298,565)	$8.70
Forfeited	(5,000)	$8.53

Non-Vested as of December 31, 2010	2,636,285	$8.53

As of December 31, 2010, total compensation costs related to non-vested stock options not yet recognized was approximately $1.7 million, which is expected to be recognized over the next 15 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during 2010:

		Weighted-
	Number	Average
	of	Market
Restricted Shares	Shares	Price

Outstanding as of January 1, 2010	99,649
Granted	46,740	$49.55
Released	(42,207)	$30.44
Forfeited	(1,480)	$49.55

Outstanding as of December 31, 2010	102,702

Recipients of previously issued restricted shares have the right to vote the shares and receive dividends, and the shares have vesting periods ranging up to 10 years.

In January 2011, the Compensation Committee awarded 37,425 restricted shares to our directors, officers and other key employees as part of the long-term incentive program. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients also have voting rights and are entitled to dividends in the same manner as other shareholders.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.3 million, $0.9 million and $2.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $0.7 million, $0.3 million and $0.5 million, respectively.

As of December 31, 2010, total compensation cost related to restricted stock not yet recognized was approximately $2.2 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Performance Units:   In January 2010, 2009 and 2008, the Compensation Committee awarded 277,915, 333,220 and 133,855 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year performance period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2010, 2009 and 2008 vested and were settled during the first quarter of 2011, 2010 and 2009 and had a total intrinsic value of $12.6 million, $9.8 million and

$8.4 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance units was approximately $4.3 million, $3.4 million and $3.1 million, respectively.

In January 2011, the Compensation Committee awarded 217,845 performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

As of December 31, 2010, total compensation cost related to performance units not yet recognized was approximately $23.7 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Common Stock Activity:   We do not expect to issue new shares under our various employee benefit plans and our dividend reinvestment and share purchase plan; rather, we instruct independent plan agents to purchase the shares in the open market. In that regard, no new shares of common stock were issued in 2010, 2009 or 2008.

During 2010, 2009 and 2008, our plan agents purchased 2.9 million shares at a cost of $156.6 million, 0.7 million shares at a cost of $29.6 million and 0.5 million shares at a cost of $23.0 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2010, 2009 and 2008, we received proceeds of $90.9 million, $17.0 million and $11.6 million, respectively, related to the exercise of stock options.

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

The January 2010 PSCW rate case order requires Wisconsin Electric and Wisconsin Gas to maintain capital structures that differ from GAAP as they reflect regulatory adjustments. Wisconsin Electric is required to maintain a common equity ratio range of between 48.5% and 53.5%, and Wisconsin Gas is required to maintain a capital structure which has a common equity range of between 45.0% and 50.0%. Wisconsin Electric and Wisconsin Gas must obtain PSCW approval if they pay dividends above the test year levels that would cause either company to fall below the authorized levels of common equity.

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

As of December 31, 2010, the restricted net assets of consolidated and unconsolidated subsidiaries and our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method total approximately $3.2 billion. This amount exceeds 25% of our consolidated net assets as of December 31, 2010.

See Note K for discussion of certain financial covenants related to the bank back-up credit facilities of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

See Note T -- Subsequent Events for information regarding the two-for-one stock split effective March 1, 2011.

J -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debentures and Notes:   As of December 31, 2010, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2011	$457.5
2012	7.9
2013	383.3
2014	308.7
2015	384.2
Thereafter	2,746.4

Total	$4,288.0

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

In February 2010, we issued a total of $530 million in long-term debt ($255 million aggregate principal amount of 5.209% Series A Senior Notes due February 11, 2030 and $275 million aggregate principal amount of 6.09% Series A Senior Notes due February 11, 2040) and used the net proceeds to repay debt incurred to finance the construction of OC 1. The Series A Senior Notes are secured by a collateral assignment of the leases between ERGSS and Wisconsin Electric related to OC 1.

See Note T -- Subsequent Events for information regarding our January 2011 issuance of long-term debt in connection with the in-service date of OC 2.

During 2010, we retired $281.5 million of unsecured notes through the issuance of long-term and short-term debt.

During 2009, we issued $261.5 million of long-term debt, including $250 million of debentures under an existing shelf registration statement filed by Wisconsin Electric with the SEC in August 2007. The net proceeds were used to repay short-term debt and for other general corporate purposes.

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2010 and 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $30.2 million and $29.1 million in lease payments during 2010 and 2009, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related -- capital lease in Note C). Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately $78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $141.9 million as of December 31, 2010, and will decrease to zero over the remaining life of the contract.

The following is a summary of our capitalized leased facilities as of December 31:

Capital Lease Assets	2010	2009

	(Millions of Dollars)

Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(75.5)	(69.8)

Total Leased Facilities	$64.8	$70.5

Future minimum lease payments under our capital lease and the present value of our net minimum lease payments as of December 31, 2010 are as follows:

(Millions of Dollars)

2011	$37.5
2012	38.9
2013	40.4
2014	41.9
2015	43.5
Thereafter	130.6

Total Minimum Lease Payments	332.8
Less: Estimated Executory Costs	(81.2)

Net Minimum Lease Payments	251.6
Less: Interest	(109.7)

Present Value of Net
Minimum Lease Payments	141.9
Less: Due Currently	(9.5)

$132.4

K -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2010		2009

		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate

	(Millions of Dollars, except for percentages)

Commercial paper	$657.9	0.30%	$820.9	0.28%

In addition, as of December 31, 2009, Wispark had a $4.2 million note payable that matured in January 2010.

The following information relates to commercial paper for the years ended December 31:

	2010	2009

	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$821.0	$1,058.8
Average Short-Term Debt Outstanding	$528.7	$819.6
Weighted-Average Interest Rate	0.32%	0.57%

In December 2010, Wisconsin Energy, Wisconsin Electric and Wisconsin Gas entered into new bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require the companies to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

As of December 31, 2010, we had approximately $1.2 billion of available undrawn lines under our bank back-up credit facilities and approximately $657.9 million of commercial paper outstanding that was supported by the available lines of credit. Our bank back-up credit facilities expire in December 2013.

The Wisconsin Energy, Wisconsin Electric and Wisconsin Gas bank back-up credit facilities contain customary covenants, including certain limitations on the respective companies' ability to sell assets. The credit facilities also contain customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control. In addition, pursuant to the terms of Wisconsin Energy's credit agreement, Wisconsin Energy must ensure that certain of its subsidiaries comply with several of the covenants contained therein.

As of December 31, 2010, we were in compliance with all financial covenants.

L -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of December 31, 2010, we recognized $22.0 million in regulatory assets and $15.3 million in regulatory liabilities related to derivatives in comparison to $19.1 million in regulatory assets and $10.2 million in regulatory liabilities as of December 31, 2009.

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.7 million is recorded in Other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.5 million is recorded in Other long-term liabilities. Our Consolidated Balance Sheets as of December 31, 2010 and 2009 include:

	December 31, 2010		December 31, 2009

	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability

		(Millions of Dollars)

Natural Gas	$2.5	$11.6	$2.2	$9.3
Fuel Oil	4.4	-	0.6	-
FTRs	5.9	-	5.8	-
Coal	2.9	-	2.1	-

Total	$15.7	$11.6	$10.7	$9.3

Our Consolidated Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the years ended December 31 were as follows:

	2010		2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	83.2 million Dth	($43.8)	87.8 million Dth	($97.9)
Power	234,720 MWh	(0.5)	23,520 MWh	(0.5)
Fuel Oil	8.1 million gallons	(0.5)	6.8 million gallons	(2.5)
FTRs	25,234 MW	19.2	27,262 MW	12.9

Total		($25.6)		($88.0)

As of December 31, 2010 and 2009, we posted collateral of $11.7 million and $9.3 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in Prepayments and other current assets.

For each of the years ended December 31, 2010, 2009 and 2008, we reclassified $0.4 million in treasury lock agreement settlement payments deferred in Accumulated Other Comprehensive Income, as an increase to Interest Expense. We estimate that during the next 12 months, $0.2 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

M -- FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 -- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an on-going basis. Instruments in this category consist of financial instruments such as exchange-traded derivatives, cash equivalents and restricted cash investments.

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

The following table summarizes our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of December 31, 2010

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$ -	$ -	$8.3
Derivatives	4.5	5.3	5.9	15.7

Total	$12.8	$5.3	$5.9	$24.0

Liabilities:
Derivatives	$6.1	$5.5	$ -	$11.6

Total	$6.1	$5.5	$ -	$11.6

Recurring Fair Value Measures	As of December 31, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$194.5	$ -	$ -	$194.5
Derivatives	0.7	4.2	5.8	10.7

Total	$195.2	$4.2	$5.8	$205.2

Liabilities:
Derivatives	$4.5	$4.8	$ -	$9.3

Total	$4.5	$4.8	$ -	$9.3

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

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	2010	2009

	(Millions of Dollars)
Balance as of January 1	$5.8	$8.7
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	0.1	(2.9)
Transfers in and/or out of Level 3	-	-

Balance as of December 31	$5.9	$5.8

Change in unrealized gains (losses) relating to instruments still held as of December 31	$ -	$ -

Derivative instruments reflected in Level 3 of the hierarchy include MISO FTRs that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note L -- Derivative Instruments, for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2010		2009

	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$23.5	$30.4	$20.2
Long-term debt including current portion	$4,288.0	$4,578.0	$4,049.8	$4,162.5

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

N -- BENEFITS

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

The following table presents details about our pension and OPEB plans:

	Pension		OPEB

	2010	2009	2010	2009

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,160.7	$1,140.0	$374.7	$324.6
Service cost	23.7	23.3	11.2	8.7
Interest cost	68.4	72.3	21.2	20.5
Participants' contributions	-	-	6.5	6.6
Plan amendments	-	0.2	0.3	(9.2)
Actuarial loss (gain)	53.4	40.6	(23.8)	43.7
Curtailments	-	-	(1.0)	-
Gross benefits paid	(83.4)	(115.7)	(21.8)	(21.3)
Federal subsidy on benefits paid	N/A	N/A	1.0	1.1

Benefit Obligation at December 31	$1,222.8	$1,160.7	$368.3	$374.7

Change in Plan Assets
Fair Value at January 1	$1,026.0	$719.2	$202.6	$158.7
Actual earnings (loss) on plan assets	110.1	146.7	24.5	34.3
Employer contributions	6.8	275.8	4.9	24.3
Participants' contributions	-	-	6.5	6.6
Gross benefits paid	(83.4)	(115.7)	(21.8)	(21.3)

Fair Value at December 31	$1,059.5	$1,026.0	$216.7	$202.6

Net Liability	$ 163.3	$ 134.7	$151.6	$172.1

Amounts recognized in our Consolidated Balance Sheets as of December 31 related to the funded status of the benefit plans consisted of:

	Pension		OPEB

	2010	2009	2010	2009

	(Millions of Dollars)

Other deferred charges	$ -	$ -	$ 38.3	$ 13.0
Other current liabilities	-	0.1	-	0.2
Other long-term liabilities	163.3	134.6	189.9	184.9

Net liability	$163.3	$134.7	$151.6	$172.1

The accumulated benefit obligation for all defined benefit plans was $1,222.5 million and $1,145.1 million as of December 31, 2010 and 2009, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB

	2010	2009	2010	2009

	(Millions of Dollars)

Net actuarial loss	$521.0	$537.8	$98.9	$144.4
Prior service costs (credits)	16.7	19.2	(8.5)	(20.9)
Transition obligation	-	-	0.6	1.0

Total	$537.7	$557.0	$91.0	$124.5

The following table shows the estimated amounts that will be amortized as a component of net periodic benefit costs during 2011:

	Pension	OPEB

	(Millions of Dollars)

Net actuarial loss	$32.5	$6.2
Prior service costs (credits)	2.2	(1.9)
Transition obligation	-	0.3

Total	$34.7	$4.6

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets as of December 31 is as follows:

	2010	2009

	(Millions of Dollars)

Projected benefit obligation	$1,222.8	$1,160.7
Accumulated benefit obligation	$1,222.5	$1,145.1
Fair value of plan assets	$1,059.5	$1,026.0

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB

	2010	2009	2008	2010	2009	2008

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$23.7	$23.3	$17.5	$ 11.2	$8.7	$10.3
Interest cost	68.4	72.3	71.1	21.2	20.5	20.0
Expected return on plan assets	(78.2)	(95.4)	(84.7)	(14.3)	(13.6)	(17.5)
Amortization of:
Transition obligation	-	-	-	0.3	0.3	0.3
Prior service cost (credit)	2.2	2.2	2.5	(11.9)	(12.6)	(12.6)
Actuarial loss	26.8	18.9	16.3	10.8	8.9	6.0
Curtailment (gain)	-	-	-	(0.4)	-	-

Net Periodic Benefit Cost	$42.9	$21.3	$22.7	$16.9	$12.2	$6.5

	Pension			OPEB

	2010	2009	2008	2010	2009	2008

Weighted-Average assumptions used to
determine benefit obligations as of Dec. 31

Discount rate	5.60%	6.05%	6.50%	5.70%	5.75%	6.50%
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec. 31

Discount rate	6.05%	6.50%	6.05%	5.75%	6.50%	6.10%
Expected return on plan assets	7.25%	8.25%	8.50%	7.50%	8.25%	8.50%
Rate of compensation increase	4.0%	4.0%	4.5% to 5.0%	N/A	N/A	N/A

Assumed health care cost trend rates as of Dec. 31

Health care cost trend rate assumed for next year (Pre 65 / Post 65)	7.5%/16%	7.5%/20%	7.5%/9%
Rate that the cost trend rate gradually adjusts to	5.0%	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at (Pre 65 / Post 65)	2015/2016	2015/2016	2014

The expected long-term rate of return on pension and OPEB plan assets was 7.25% and 7.5%, respectively, in 2010. The expected long-term rate of return for all plan assets was 8.25% in 2009 and 8.5% in 2008. We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$31.6	($26.6)
Total of service and interest cost components	$4.1	($3.3)

We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds or commingled funds.

Plan Assets:   Current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

The Investment Trust Policy Committee oversees investment matters related to all of our funded benefit plans. The Committee works with external actuaries and investment consultants on an on-going basis to establish and monitor investment strategies and target asset allocations. Forecasted cash flows for plan liabilities are regularly updated based on annual valuation results. Target allocations are determined utilizing projected benefit payment cash flows and risk analyses of appropriate investments. They are intended to reduce risk, provide long-term financial stability for the plans and maintain funded levels which meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments.

Our current pension plan target asset allocation is 45% equity investments and 55% fixed income investments. The current OPEB target asset allocation is 60% equity investments and 40% fixed income investments. Equity securities include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and U.S. Treasuries.

The following table summarizes the fair value of our pension plan assets by asset category within the fair value hierarchy (for further level information, see Note M):

	As of December 31, 2010

Asset Category - Pension	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$21.1	$ -	$ -	$21.1
Equities:
U.S. Equity	217.2	247.5	-	464.7
International Equity	81.1	21.6	-	102.7
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	49.7	361.5	-	411.2
International Bonds	31.8	28.0	-	59.8

Total	$400.9	$658.6	$ -	$1,059.5

	As of December 31, 2009

Asset Category - Pension	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$10.7	$ -	$ -	$10.7
Equities:
U.S. Equity	183.5	215.9	-	399.4
International Equity	58.6	33.7	-	92.3
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	448.9	-	-	448.9
International Bonds	43.5	-	-	43.5
Commercial Paper (b)	31.2	-	-	31.2

Total	$776.4	$249.6	$ -	$1,026.0

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

(b)	This category represents investment in commercial paper issued by Wisconsin Energy. We did not hold our commercial paper as of December 31, 2010.

The following table summarizes the fair value of our OPEB plan assets by asset category within the fair value hierarchy:

	As of December 31, 2010

Asset Category - OPEB	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$1.5	$ -	$ -	$1.5
Equities:
U.S. Equity	41.6	80.1	-	121.7
International Equity	5.2	1.4	-	6.6
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	21.8	59.4	-	81.2
International Bonds	2.0	3.7	-	5.7

Total	$72.1	$144.6	$ -	$216.7

	December 31, 2009

Asset Category - OPEB	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)

Cash and Cash Equivalents	$0.8	$ -	$ -	$0.8
Equities:
U.S. Equity	37.5	72.8	-	110.3
International Equity	3.5	2.0	-	5.5
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	81.6	-	-	81.6
International Bonds	2.6	-	-	2.6
Commercial Paper (b)	1.8	-	-	1.8

Total	$127.8	$74.8	$ -	$202.6

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

(b)	This category represents investment in commercial paper issued by Wisconsin Energy. We did not hold our commercial paper as of December 31, 2010.

In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of our pension plan to invest in the commercial paper of Wisconsin Energy. As of December 31, 2010 and 2009, the Pension Trust and OPEB plan assets included approximately zero and $33 million of commercial paper issued by Wisconsin Energy, which represents less than 10% of total assets of the plan.

Cash Flows:

	Pension

Employer Contributions	Qualified	Non-Qualified	OPEB

	(Millions of Dollars)

2008	$38.6	$6.9	$22.9
2009	$270.0	$5.8	$24.3
2010	$ -	$6.8	$4.9

In January 2011, we contributed $101.4 million to the qualified pension plan and rebalanced the investment portfolio to the targeted asset allocation levels. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

The entire contribution to the OPEB plans during 2010 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross OPEB	Expected Medicare Part D Subsidy

	(Millions of Dollars)

2011	$96.9	$20.6	($0.6)
2012	$100.4	$20.9	$ -
2013	$103.0	$22.8	$ -
2014	$105.7	$24.1	$ -
2015	$102.8	$25.2	$ -
2016-2020	$525.6	$138.7	$ -

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $13.8 million, $14.1 million and $14.8 million during 2010, 2009 and 2008, respectively.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $14.8 million as of December 31, 2010.

	Maximum Potential
	Future Payments	Outstanding	Liability Recorded

	(Millions of Dollars)

Guarantees	$2.8	$0.1	$ -
Letters of Credit	$1.6	$1.0	$ -

We provide guarantees to support obligations of our affiliates to third parties under agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric is subject to the potential retrospective premiums that could be assessed under its insurance program.

P -- SEGMENT REPORTING

Our operating segments as of December 31, 2010 include a utility energy segment and a non-utility energy segment. We have organized our operating segments based upon the regulatory environment in which our utility subsidiaries operate and on how management makes decisions and measures performance. The segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

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

Summarized financial information concerning our operating segments for each of the three years ended December 31, 2010 is shown in the following table. The segment information below includes income from discontinued operations as a result of the sale of Edison Sault in May 2010 and the water utility in April 2009.

	Operating Segments		Corporate & Other (a) &

	Energy		Reconciling	Total

Year Ended	Utility	Non-Utility	Items	Consolidated

	(Millions of Dollars)
December 31, 2010
Operating Revenues (b)	$4,165.3	$320.2	($283.0)	$4,202.5
Depreciation and Amortization	$251.4	$53.5	$0.7	$305.6
Operating Income (Loss)	$564.0	$252.4	($6.0)	$810.4
Equity in Earnings of Unconsolidated Affiliates	$60.1	$ -	($0.2)	$59.9
Interest Expense, Net	$117.2	$40.3	$48.9	$206.4
Income Tax Expense (Benefit)	$192.1	$84.9	($27.1)	$249.9
Income from Discontinued Operations, Net of Tax	$0.7	$ -	$1.4	$2.1
Net Income (Loss)	$354.2	$128.4	($26.1)	$456.5
Capital Expenditures	$687.0	$109.3	$1.9	$798.2
Total Assets (c)	$11,997.4	$2,914.2	($1,851.8)	$13,059.8

December 31, 2009
Operating Revenues (b)	$4,092.0	$163.1	($154.2)	$4,100.9
Depreciation and Amortization	$313.1	$29.2	$0.7	$343.0
Operating Income (Loss)	$550.9	$120.1	($10.7)	$660.3
Equity in Earnings of Unconsolidated Affiliates	$59.1	$ -	($0.2)	$58.9
Interest Expense, Net	$117.5	$14.7	$24.5	$156.7
Income Tax Expense (Benefit)	$186.7	$43.4	($14.6)	$215.5
Income from Discontinued Operations, Net of Tax	$1.8	$ -	$4.9	$6.7
Net Income (Loss)	$334.2	$63.8	($15.6)	$382.4
Capital Expenditures	$547.0	$253.2	$14.4	$814.6
Total Assets (c)	$10,784.6	$2,754.1	($840.8)	$12,697.9

December 31, 2008
Operating Revenues (b)	$4,395.5	$126.2	($119.3)	$4,402.4
Depreciation and Amortization	$300.9	$21.9	$0.8	$323.6
Operating Income (Loss)	$576.5	$89.3	($10.6)	$655.2
Equity in Earnings of Unconsolidated Affiliates	$51.8	$ -	($0.5)	$51.3
Interest Expense, Net	$107.2	$12.0	$34.5	$153.7
Income Tax Expense (Benefit)	$201.5	$32.5	($18.9)	$215.1
Income from Discontinued Operations, Net of Tax	$3.5	$ -	$0.5	$4.0
Net Income (Loss)	$334.1	$48.6	($23.6)	$359.1
Capital Expenditures	$604.2	$529.3	$0.4	$1,133.9
Total Assets (c)	$10,791.6	$2,516.7	($690.5)	$12,617.8

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)

An elimination for intersegment revenues of $283.5 million, $154.8 million and $119.0 million is included in Operating Revenues for 2010, 2009 and 2008, respectively. This elimination is primarily between We Power and Wisconsin Electric.

(c)

An elimination of $1,785.9 million, $889.1 million and $794.0 million is included in Total Assets as of December 31, 2010, 2009 and 2008, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

Q -- RELATED PARTIES

We receive and/or provide certain services to other associated companies in which we have an equity investment.

American Transmission Company LLC:   As of December 31, 2010, we have a 26.2% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction, including the new generating units constructed as part of our PTF strategy. ATC reimburses us for these costs when new generation is placed in service. As of December 31, 2010 and 2009, we had a receivable of $3.8 million and $1.1 million, respectively, for these items.

We provided and received services from the following associated companies during 2010, 2009 and 2008:

Equity Investee	2010	2009	2008

	(Millions of Dollars)
Services Provided
-ATC	$16.9	$22.3	$20.0

Services Received
-ATC	$220.8	$196.0	$194.4

As of December 31, 2010 and 2009, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2010	2009

	(Millions of Dollars)
Services Provided
-ATC	$0.9	$1.1

Services Received
-ATC	$18.5	$16.3

R -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2010 capital expenditures. During 2011, we estimate that total capital expenditures will be approximately $951.2 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2018. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases including leases for coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)

2011	$22.8
2012	16.3
2013	6.5
2014	3.9
2015	4.0
Thereafter	32.7

Total	$86.2

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites used by Wisconsin Electric and Wisconsin Gas, and coal combustion product disposal/landfill sites used by Wisconsin Electric, as discussed below. We are working with the WDNR in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $35 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2010, we have established reserves of $45.1 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Coal Combustion Product Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion products. However, some coal combustion products have been, and to a small degree continue to be, managed in company-owned, licensed landfills. Some early designed and constructed landfills have at times required various levels of monitoring or remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. During 2010, 2009 and 2008, Wisconsin Electric incurred $0.4 million, $0.3 million and $1.3 million respectively, in landfill remediation expenses. As of December 31, 2010, we have no reserves established related to coal combustion product landfill sites.

EPA - Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired generating facilities. In July 2003, the Consent Decree was amended to include the state of Michigan, and in October 2007, the U.S. District Court for the Eastern District of Wisconsin approved and entered the amended Consent Decree. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment and retiring certain older units. Through December 31, 2010, we have spent approximately $901 million associated with the installation of air quality controls and have retired four coal units as part of our plan under the Consent Decree. The total cost of implementing this agreement is estimated to be $1.2 billion over the 10 year period ending 2013.

Oak Creek Construction Contract:   Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, submitted claims to us on December 22, 2008 for cost and schedule relief related to the delay of the in-service dates for OC 1 and OC 2. These claims were asserted against ERS, the project manager for the construction of the Oak Creek expansion and agent for the joint owners of OC 1 and OC 2. On October 30, 2009, Bechtel amended its claim to increase its request for cost relief and schedule relief. In its amended claim, Bechtel requested cost relief totaling approximately $517.5 million and schedule relief that would have resulted in approximately seven months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2009 for OC 1 and approximately four months of relief from liquidated damages beyond the guaranteed in-service date of September 29, 2010 for OC 2.

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

Effective December 16, 2009, ERS and Bechtel entered into the Settlement Agreement that settled the claims between them regarding OC 1 and OC 2. Pursuant to the terms of this Settlement Agreement, ERS will pay to Bechtel $72 million to settle these claims payable upon the achievement of specific project milestones. As of December 31, 2010, Bechtel has received $57.5 million of the $72 million total settlement. The remaining milestone payments are tied to turnover of OC 2 and final acceptance of the units. In addition, Bechtel received 120 days of schedule relief for OC 1 and 60 days for OC 2. Therefore, the guaranteed in-service date of September 29, 2009 for OC 1 was extended to January 27, 2010, and the guaranteed in-service date of September 29, 2010 for OC 2 was extended to November 28, 2010. Bechtel subsequently received an additional 21 days of schedule relief for OC 2 as part of a change order signed concurrent with the turnover of OC 2. Therefore, the total schedule relief granted to Bechtel was 120 days for OC 1 and 81 days for OC 2.

We are responsible for approximately 85% of amounts paid under the Settlement Agreement, consistent with our ownership share of the Oak Creek expansion. The other joint owners are responsible for the remainder.

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. On September 6, 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy Corporation as a defendant. The plaintiff has not specified the amount of relief he is seeking. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations. Although we are currently unable to predict the final outcome or impact of this litigation, we are aware that courts in two similar lawsuits filed in Wisconsin found that the interest crediting rates applied by pension plans involved in those cases were not in compliance with ERISA.

S -- SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, we paid $198.0 million in interest, net of amounts capitalized, and $166.7 million in income taxes, net of refunds. During the year ended December 31, 2009, we paid $152.3 million in interest, net of amounts capitalized, and received $27.9 million in net refunds from income taxes. During the year ended December 31, 2008, we paid $144.2 million in interest, net of amounts capitalized, and $2.4 million in income taxes, net of refunds.

As of December 31, 2010, 2009 and 2008, the amount of accounts payable related to capital expenditures was $18.2 million, $14.7 million and $45.1 million, respectively.

T -- SUBSEQUENT EVENTS

OC 2 In-Service and Debt Financing:   On January 12, 2011, OC 2 was placed into service and is fully operational. We transferred approximately $767.4 million from CWIP to in-service on our Balance Sheet in connection with the in-service date of OC 2. Wisconsin Electric now has care, custody and control and will operate and maintain the unit.

On January 19, 2011, we issued a total of $420 million in long-term debt ($205 million aggregate principal amount of 4.673% Series B Senior Notes due January 19, 2031 and $215 million aggregate principal amount of 5.848% Series B Senior Notes due January 19, 2041), and used the net proceeds to repay short-term debt incurred to finance the construction of OC 2 and for other corporate purposes. The Series B Senior Notes are secured by a collateral assignment of the leases between ERGSS and Wisconsin Electric related to OC 2.

Stock Split:   On January 20, 2011, our Board of Directors approved a two-for-one stock split of our common stock, which will be effected through a stock dividend. Stockholders of record at the close of business on February 14, 2011 will be entitled to one additional share of Wisconsin Energy common stock for each share then owned. The additional shares will be distributed on March 1, 2011. Except as indicated in the pro forma earnings per share information in the Consolidated Income Statements, this report does not reflect the impact of the two-for-one stock split.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the internal control over financial reporting of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2011

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting was effective as of December 31, 2010.

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

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our financial statements has issued an attestation report on the effectiveness of Wisconsin Energy Corporation's and its subsidiaries' internal control over financial reporting as of December 31, 2010. Deloitte & Touche LLP's report is included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors - Terms Expiring in 2012", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance - Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to the Corporate Governance Committee?", "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Frequently Asked Questions: Are all the members of the Audit Committee financially literate and does the committee have an 'audit committee financial expert'?" and "Committees of the Board of Directors - Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Stockholders to be held May 5, 2011 (the "2011 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

The information under "Compensation Discussion and Analysis", "Executive Officers' Compensation", "Director Compensation", "Committees of the Board of Directors - Compensation", "Compensation Committee Report", "Risk Analysis of Compensation Policies and Practices" and "Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation" in the 2011 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Common Stock Ownership" in the 2011 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2010:

	(a)	(b)	(c)
Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	6,518,233 (1)	$41.63	926,151
Equity compensation plans not approved by security holders	-	-	-

Total	6,518,233	$41.63	926,151

(1)	Represents options to purchase our common stock granted under our 1993 Omnibus Stock Incentive Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Frequently Asked Questions: Who are the independent directors?", "Corporate Governance - Frequently Asked Questions: What are the Board's standards of independence" , "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?" , "Corporate Governance - Frequently Asked Questions: Does the Company have policies and procedures in place to review and approve related party transactions?" and "Certain Relationships and Related Transactions" in the 2011 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on our website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2011 Annual Meeting Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I, Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2010 and Balance Sheets as of December 31, 2010 and 2009.

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2010.

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

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31

	2010	2009	2008

	(Millions of Dollars)

Other Income, Net	$4.2	$24.2	$31.8

Corporate Expense	4.0	8.9	3.4

Interest Expense	53.8	50.2	68.8

Loss before Taxes	(53.6)	(34.9)	(40.4)

Income Tax Benefit	25.9	14.7	17.7

Loss after Taxes	(27.7)	(20.2)	(22.7)

Equity in Subsidiaries' Continuing Operations	482.1	395.9	377.8

Income from Continuing Operations	454.4	375.7	355.1

Income (Loss) from Discontinued Operations including Equity in Subsidiaries' Discontinued Operations	2.1	6.7	4.0

Net Income	$456.5	$382.4	$359.1

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	Year Ended December 31

	2010	2009	2008

	(Millions of Dollars)
Operating Activities
Net income	$456.5	$382.4	$359.1
Reconciliation to cash
Equity in subsidiaries' earnings	(482.9)	(397.7)	(381.3)
Dividends from subsidiaries	305.3	225.2	451.0
Deferred income taxes, net	(29.7)	28.2	24.9
Accrued income taxes, net	41.9	(15.5)	(56.4)
Change in - Other current assets	11.5	8.1	(6.8)
Change in - Other current liabilities	3.0	(0.4)	(0.3)
Change in - Accounts receivable	477.2	1.7	(46.5)
Other	(1.4)	6.6	(2.6)

Cash Provided by Operating Activities	781.4	238.6	341.1

Investing Activities
Proceeds from asset sales, net	63.1	-	-
Capital contributions to associated companies	(64.5)	(108.9)	(140.0)
Capitalized interest and other	(57.3)	(42.7)	(41.9)

Cash Used in Investing Activities	(58.7)	(151.6)	(181.9)

Financing Activities
Exercise of stock options	90.9	17.0	11.6
Purchase of common stock	(156.6)	(29.6)	(23.0)
Dividends paid on common stock	(187.0)	(157.8)	(126.3)
Issuance of long-term debt	-	11.4	257.5
Retirement of long-term debt	(281.5)	-	(300.0)
Change in short-term debt	(310.5)	74.0	11.7
Change in notes payable due associated companies	106.1	(6.6)	5.5
Other	15.8	3.4	2.7

Cash Used in Financing Activities	(722.8)	(88.2)	(160.3)

Change in Cash and Cash Equivalents	(0.1)	(1.2)	(1.1)
Cash and Cash Equivalents
at Beginning of Year	0.7	1.9	3.0

Cash and Cash Equivalents
at End of Year	$0.6	$0.7	$1.9

See accompanying notes to condensed parent company financial statements.

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	December 31

	2010	2009

	(Millions of Dollars)
Assets

Current Assets
Cash and cash equivalents	$ 0.6	$ 0.7
Accounts and notes receivable
from associated companies	38.6	516.0
Prepaid taxes and other	93.8	144.0

Total Current Assets	133.0	660.7
Property and Investments
Investment in subsidiary companies	5,242.2	4,919.6
Other	70.3	130.8

Total Property and Investments	5,312.5	5,050.4
Deferred Charges and Other Assets	104.0	95.9

Total Assets	$ 5,549.5	$ 5,807.0

Liabilities and Equity

Current Liabilities
Long-term debt due currently	$ 450.0	$ 281.5
Short-term debt	263.0	573.4
Notes payable due associated companies	132.9	26.9
Other	34.3	28.9

Total Current Liabilities	880.2	910.7
Long-term debt	692.9	1,141.7
Other Long-term liabilities	174.3	187.7
Stockholder's equity	3,802.1	3,566.9

Total Liabilities and Equity	$ 5,549.5	$ 5,807.0

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

2.    Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from the Parent Company's principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. During 2010, Wisconsin Electric and Wisconsin Gas collectively provided Wisconsin Energy with $212.6 million of dividends and distributions. Now that construction of the new PTF plants is complete and the plants are in service, it is expected that We Power will also be a source for distributions to Wisconsin Energy.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of the Parent Company's subsidiaries to transfer funds to the Parent Company in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to the Parent Company.

Wisconsin Energy does not believe that these restrictions will materially affect the Parent Company's operations or limit any dividend payments in the foreseeable future.

3.    As of December 31, 2010, the maturities of the Parent Company long-term debt outstanding were as follows:

(Millions of Dollars)

2011	$450.0
2012	-
2013	-
2014	-
2015	-
Thereafter	700.0

Total	$1,150.0

Wisconsin Energy amortizes debt premiums, discounts and debt issuance costs over the lives of the debt and includes the costs in interest expense.

During 2010, Wisconsin Energy retired $281.5 million of unsecured notes through the issuance of long-term and short-term debt.

During 2009, Wisconsin Energy issued $11.5 million of new notes and used the proceeds to repay short-term debt.

In December 2008, Wisconsin Energy borrowed $260 million under an 18-month credit agreement and used such amount to repay short-term debt. This facility was fully paid in February 2010.

Wisconsin Energy's bank back-up credit facility contains customary covenants, including certain limitations on its ability to sell assets. The credit facility also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control. In addition, pursuant to the terms of the credit facility, Wisconsin Energy must ensure that certain of its subsidiaries comply with several of the covenants contained therein.

As of December 31, 2010, Wisconsin Energy was in compliance with all covenants.

WECC is a subsidiary of Wisconsin Energy and has $80 million of long-term notes outstanding. In a Support Agreement between WECC and Wisconsin Energy, Wisconsin Energy agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

4.    Wisconsin Energy and certain of its subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2010, Wisconsin Energy had the following guarantees:

	Maximum Potential Future Payments	Outstanding as of Dec.31, 2010	Liability Recorded as of Dec. 31, 2010

	(Millions of Dollars)
Wisconsin Energy Guarantees
Utility	$11.6	$11.6	$ -
Non-Utility Energy	59.2	0.8	-
Other	0.2	-	-

Total	$71.0	$12.4	$ -

Letters of Credit	$1.1	$0.4	$ -

Utility guarantees support obligations of the utility segment under surety bonds, worker's compensation and agreements.

Wisconsin Energy's guarantees in support of its non-utility energy segment guaranty performance and payment obligations of We Power. The guarantees which support We Power are for obligations under purchase, construction and lease agreements with the utility segment and third parties.

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

5.    The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2010		2009

	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value

	(Millions of Dollars)

Long-term debt including current portion	$1,150.0	$1,217.4	$1,431.5	$1,407.8

The carrying value of net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt, including the current portion of long-term debt, and unamortized discount on debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Parent Company's bond rating and the present value of future cash flows.

6.    During the year ended December 31, 2010, Wisconsin Energy paid $43.5 million in interest, net of amounts capitalized, and received $1.0 million in refunds from income taxes. During the year ended December 31, 2009, Wisconsin Energy paid $45.2 million in interest, net of amounts capitalized, and received $36.0 million in refunds from income taxes. During the year ended December 31, 2008, Wisconsin Energy paid $65.6 million in interest, net of amounts capitalized, and received $1.3 million in refunds from income taxes.

SCHEDULE II	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)
December 31, 2010	$57.9	$86.2	($32.5)	($53.5)	$58.1
December 31, 2009	$48.8	$54.6	$12.9	($58.4)	$57.9
December 31, 2008	$38.0	$54.2	$8.1	($51.5)	$48.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

By	/s/GALE E. KLAPPA
Date: February 25, 2011	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GALE E. KLAPPA	February 25, 2011
Gale E. Klappa, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	February 25, 2011
Allen L. Leverett, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 25, 2011
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 25, 2011
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 25, 2011
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 25, 2011
Patricia W. Chadwick, Director

/s/ROBERT A. CORNOG	February 25, 2011
Robert A. Cornog, Director

/s/CURT S. CULVER	February 25, 2011
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 25, 2011
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	February 25, 2011
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 25, 2011
Frederick P. Stratton, Jr., Director

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2010

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

	10.5*	Amendment to the Stock Purchase Agreement dated July 28, 2004. (Exhibit 2.2 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

	10.6*	Wisconsin Energy Corporation Supplemental Pension Plan, effective as of January 1, 2005. (Exhibit 10.9 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.7*

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

Number	Exhibit

	10.10*	First Amendment to the Legacy EDCP, effective as of January 1, 2005. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.11*	Wisconsin Energy Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.12*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004 (the "Legacy DDCP"). (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)** See Note.

	10.13*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.14*	Wisconsin Energy Corporation Directors' Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.15*	Wisconsin Energy Corporation Death Benefit Only Plan, as amended and restated as of July 22, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/10 Form 10-Q.) ** See Note.

	10.16*	Wisconsin Energy Corporation Short-Term Performance Plan, as amended and restated effective as of January 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.17*	Wisconsin Energy Corporation Amended and Restated Executive Severance Policy, effective as of January 1, 2008. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.18*

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

	10.19	Base Salaries of Named Executive Officers of the Registrant.** See Note.

10.20*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)

	10.21*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

Number	Exhibit

	10.22*	Amendment of the employment arrangement with Charles R. Cole, dated December 11, 2008. (Exhibit 10.23 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.23*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, dated as of December 29, 2008. (Exhibit 10.25 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.24*

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

10.26*

Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K.)** See Note.

	10.27*	Amendment to the Letter Agreement between Wisconsin Energy Corporation and James C. Fleming, dated December 23, 2008. (Exhibit 10.29 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.28*

Amended and Restated Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of December 30, 2008. (Exhibit 10.30 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.29*

Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q.)** See Note.

10.30*

Amendment to the Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen Dickson, dated December 29, 2008. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.31*

Amended and Restated Non-Compete and Special Severance Tax Protection Agreement between Wisconsin Energy Corporation and Stephen P. Dickson, effective as of January 1, 2008. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

Number	Exhibit

10.32*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form

10-K. Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 03/31/00 Form 10-Q.)** See Note.

10.33*

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

10.35*

1993 Omnibus Stock Incentive Plan, as approved by the stockholders at the 2001 annual meeting of stockholders, amended and restated effective as of January 1, 2008. (Exhibit 10.37 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.36*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K.)** See Note.
	10.37*	Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)** See Note.

10.38*

Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 3, 2009. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

10.39*

Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/01/10 Form 8-K.)** See Note.

	10.40*	Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of January 1, 2010. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.41*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K.)** See Note.

10.42*

Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

Number	Exhibit

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

O -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of December 31, 2010, we had the following guarantees: