Form 10-Q
period 2011-03-31
WISCONSIN ENERGY CORP
filed 2011-05-05
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2011):

Common Stock, $.01 Par Value,	233,746,331 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2011

March 2011	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
CAMR	Clean Air Mercury Rule
CWA	Clean Water Act
MACT	Maximum Achievable Control Technology

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors
Edison Sault	Edison Sault Electric Company
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
MISO	Midwest Independent Transmission System Operator, Inc.
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future

March 2011	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2011	4	Wisconsin Energy Corporation

Form 10-Q

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

•
Factors affecting the demand for electricity and natural gas, including weather; the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; and energy conservation efforts.

•
Timing, resolution and impact of pending and future rate cases and negotiations, including recovery of all costs associated with our Power the Future (PTF) strategy, as well as costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midwest Independent Transmission System Operator, Inc. (MISO) Energy Markets.

•	Increased competition in our electric and gas markets and continued industry consolidation.

•	The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation.

•
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

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

March 2011	5	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including the pending lawsuit against the Wisconsin Energy Corporation Retirement Account Plan (Plan), FERC matters, and IRS audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; and our credit ratings.

•	The investment performance of our pension and other post-retirement benefit trusts.

•	The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

•
The effect of accounting pronouncements issued periodically by standard setting bodies, including any changes in regulatory accounting policies and practices and any requirement for U.S. registrants to follow International Financial Reporting Standards instead of Generally Accepted Accounting Principles (GAAP).

•	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.

•	The cyclical nature of property values that could affect our real estate investments.

•	Changes to the legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law.

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2011	6	Wisconsin Energy Corporation

Form 10-Q

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease to Wisconsin Electric the new generating capacity included in our PTF strategy. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K for more information on PTF.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2010 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2011	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues	$1,328.7	$1,248.6

Operating Expenses
Fuel and purchased power	267.6	277.4
Cost of gas sold	342.4	355.8
Other operation and maintenance	313.5	335.4
Depreciation and amortization	81.3	74.4
Property and revenue taxes	28.3	26.6
Total Operating Expenses	1,033.1	1,069.6

Amortization of Gain	—	49.4

Operating Income	295.6	228.4

Equity in Earnings of Transmission Affiliate	15.5	15.2
Other Income, net	12.5	6.2
Interest Expense, net	63.4	49.4

Income from Continuing Operations Before Income Taxes	260.2	200.4

Income Taxes	89.3	71.4

Income from Continuing Operations	170.9	129.0

Income from Discontinued Operations, Net of Tax	—	0.7
Net Income	$170.9	$129.7

Earnings Per Share (Basic)
Continuing operations	$0.73	$0.55
Discontinued operations	—	—
Total Earnings Per Share (Basic)	$0.73	$0.55

Earnings Per Share (Diluted)
Continuing operations	$0.72	$0.55
Discontinued operations	—	—
Total Earnings Per Share (Diluted)	$0.72	$0.55

Weighted Average Common Shares Outstanding (Millions)
Basic	233.7	233.8
Diluted	236.6	236.7

Dividends Per Share of Common Stock	$0.26	$0.20

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$12,343.0	$11,590.8
Accumulated depreciation	(3,639.1)	(3,624.0)
	8,703.9	7,966.8
Construction work in progress	871.7	1,569.9
Leased facilities, net	63.4	64.8
Net Property, Plant and Equipment	9,639.0	9,601.5
Investments
Equity investment in transmission affiliate	336.1	330.5
Other	38.7	45.8
Total Investments	374.8	376.3
Current Assets
Cash and cash equivalents	236.0	24.5
Restricted cash	45.5	8.3
Accounts receivable	425.2	344.6
Accrued revenues	224.9	280.3
Materials, supplies and inventories	284.4	379.1
Regulatory assets	53.7	54.4
Prepayments and other	190.1	239.9
Total Current Assets	1,459.8	1,331.1
Deferred Charges and Other Assets
Regulatory assets	1,057.7	1,090.1
Goodwill	441.9	441.9
Other	215.4	218.9
Total Deferred Charges and Other Assets	1,715.0	1,750.9
Total Assets	$13,188.6	$13,059.8
Capitalization and Liabilities
Capitalization
Common equity	$3,904.7	$3,802.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,339.1	3,932.0
Total Capitalization	8,274.2	7,764.5
Current Liabilities
Long-term debt due currently	479.8	473.4
Short-term debt	281.5	657.9
Accounts payable	269.1	315.4
Regulatory liabilities	15.3	15.3
Other	294.6	259.1
Total Current Liabilities	1,340.3	1,721.1
Deferred Credits and Other Liabilities
Regulatory liabilities	924.5	883.8
Deferred income taxes - long-term	1,267.9	1,154.8
Deferred revenue, net	795.0	805.5
Pension and other benefit obligations	227.4	353.2
Other	359.3	376.9
Total Deferred Credits and Other Liabilities	3,574.1	3,574.2
Total Capitalization and Liabilities	$13,188.6	$13,059.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)
Operating Activities
Net income	$170.9	$129.7
Reconciliation to cash
Depreciation and amortization	84.2	71.9
Amortization of gain	—	(49.4)
Equity in earnings of transmission affiliate	(15.5)	(15.2)
Distributions from transmission affiliate	12.4	12.5
Deferred income taxes and investment tax credits, net	71.9	5.1
Deferred revenue	2.8	32.2
Contributions to qualified benefit plans	(122.4)	—
Change in - Accounts receivable and accrued revenues	(40.9)	(33.7)
Inventories	94.7	42.3
Other current assets	33.0	12.2
Accounts payable	(48.4)	(36.1)
Accrued income taxes, net	39.7	48.0
Deferred costs, net	6.4	6.5
Other current liabilities	61.6	53.1
Other, net	40.6	24.6
Cash Provided by Operating Activities	391.0	303.7
Investing Activities
Capital expenditures	(135.5)	(194.6)
Investment in transmission affiliate	(2.6)	(3.9)
Proceeds from asset sales	38.3	0.2
Change in restricted cash	(37.2)	43.5
Other, net	(7.4)	(16.3)
Cash Used in Investing Activities	(144.4)	(171.1)
Financing Activities
Exercise of stock options	13.0	19.9
Purchase of common stock	(24.9)	(31.8)
Dividends paid on common stock	(60.8)	(46.8)
Issuance of long-term debt	420.0	530.0
Retirement and repurchase of long-term debt	(5.0)	(261.7)
Change in short-term debt	(376.4)	(347.1)
Other, net	(1.0)	(3.2)
Cash Used in Financing Activities	(35.1)	(140.7)
Change in Cash and Cash Equivalents	211.5	(8.1)
Cash and Cash Equivalents at Beginning of Period	24.5	20.9
Cash and Cash Equivalents at End of Period	$236.0	$12.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2010 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year 2011 because of seasonal and other factors.

Reclassifications:   We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on total assets or net income.

The reclassifications relate to the reporting of discontinued operations reflecting the sale of Edison Sault Electric Company (Edison Sault). The footnotes contained herein reflect continuing operations for all periods presented. For further information, see Note 5 -- Discontinued Operations and Divestitures.

In addition, on January 20, 2011, our Board of Directors approved a two-for-one stock split of our common stock, which was effected through a stock dividend. New shares were distributed on March 1, 2011 to stockholders of record at the close of business on February 14, 2011. All share and per share information has been restated for all periods presented to reflect this stock split.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued or adopted during the first quarter of 2011 which would have a material impact on our financial condition, results of operations or cash flows.

3 -- ACCOUNTING AND REPORTING FOR POWER THE FUTURE GENERATING UNITS

Background:   As part of our PTF strategy, our non-utility subsidiary, We Power, has built four new generating units, Port Washington Generating Station Unit 1 (PWGS 1), Port Washington Generating Station Unit 2 (PWGS 2), Oak Creek expansion Unit 1 (OC 1) and Oak Creek expansion Unit 2 (OC 2), which are leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the PSCW. The leases are designed to recover the capital costs of the plant, including a return. PWGS 1, PWGS 2, OC 1 and OC 2 were placed in service in July 2005, May 2008, February 2010 and January 2011, respectively. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

The Oak Creek expansion includes common projects that benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system, which were placed in service in November 2007 and January 2009, respectively.

During Construction:   Under the terms of each lease, we collected in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital was approximately 14%. The carrying costs that we collected in rates were recorded as deferred revenue and are amortized to revenue over the term of each lease. During the construction of our PTF units, we capitalized interest costs at an overall weighted-average pre-tax cost of interest, which was approximately 5% for the three months ended March 31, 2010. Capitalized interest is included in the total cost of the PTF units.

March 2011	11	Wisconsin Energy Corporation

Form 10-Q

Plant in Service:   Now that the PTF units are placed in service, we expect to continue to recover in rates the lease costs which reflect the authorized cash construction costs of the units plus a return on the investment. The authorized cash costs were established by the PSCW. The authorized cash costs exclude capitalized interest since carrying costs were recovered during the construction of the units. The lease payments are expected to be levelized, except that OC 1 and OC 2 will be recovered on a levelized basis that has a one time 10.6% escalation after the first five years of the leases. The leases established a set return on equity component of 12.7% after tax. The interest component of the return under each lease was established at rates determined in accordance with the terms of each lease.

We recognize revenues (consisting of the lease payments included in rates and the amortization of the deferred revenue) on a levelized basis over the term of the lease. We depreciate the PTF assets on a straight-line basis over their expected service life.

4 -- COMMON EQUITY

Share-Based Compensation Expense:   For a description of share-based compensation, including stock options, restricted stock and performance units, see Note I -- Common Equity in our 2010 Annual Report on Form 10-K. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to outstanding stock options during the period other than necessary adjustments as a result of our stock split. Shares purchased on the open market by our independent agents are currently used to satisfy share-based awards.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors for the three months ended March 31:

	2011	2010
	(Millions of Dollars)

Stock options	$0.6	$1.9
Performance units	1.0	2.7
Restricted stock	0.5	0.3
Share-based compensation expense	$2.1	$4.9

Related Tax Benefit	$0.8	$2.0

Stock Option Activity:   During the first three months of 2011, the Compensation Committee granted 458,180 non-qualified stock options that had an estimated fair value of $3.17 per share. During the first three months of 2010, the Compensation Committee granted 549,500 stock options that had an estimated fair value of $3.36 per share. The following assumptions were used to value the options using a binomial option pricing model:

	2011	2010

Risk-free interest rate	0.2% - 3.4%	0.2% - 3.9%
Dividend yield	3.9%	3.7%
Expected volatility	19.0%	20.3%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.5	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

March 2011	12	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three months ended March 31, 2011:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding as of January 1, 2011	13,036,466	$20.81
Granted	458,180	$29.35
Exercised	(728,520)	$17.81
Forfeited	—	$—
Outstanding as of March 31, 2011	12,766,126	$21.29	5.8	$117.6
Exercisable as of March 31, 2011	9,555,446	$20.76	5.0	$93.1

The intrinsic value of options exercised was $9.1 million and $11.5 million for the three months ended March 31, 2011, and 2010, respectively. Cash received from options exercised was $13.0 million and $19.9 million for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $3.6 million and $4.3 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the first quarter of 2011.

The following table summarizes information about stock options outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$10.87 to $17.10	2,965,022	$15.99	3.0	2,965,022	$15.99	3.0
$19.74 to $21.11	3,958,634	$20.57	6.6	1,717,654	$19.87	5.1
$23.88 to $29.35	5,842,470	$24.47	6.8	4,872,770	$23.96	6.3
	12,766,126	$21.29	5.8	9,555,446	$20.76	5.0

The following table summarizes information about our non-vested options during the three months ended March 31, 2011:

Non-Vested Stock Options	Number of Options	Weighted-Average Fair Value
Non-vested as of January 1, 2011	5,272,570	$4.27
Granted	458,180	$3.17
Vested	(2,520,070)	$4.68
Forfeited	—	$—
Non-vested as of March 31, 2011	3,210,680	$3.78

As of March 31, 2011, total compensation costs related to non-vested stock options not yet recognized was approximately $2.5 million, which is expected to be recognized over the next 16 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2011, the Compensation Committee granted 74,850 restricted shares to certain key employees and directors. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

March 2011	13	Wisconsin Energy Corporation

Form 10-Q

The following restricted stock activity occurred during the three months ended March 31, 2011:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2011	205,404
Granted	74,850	$29.00
Released	(70,474)	$19.72
Forfeited	(1,876)	$25.89
Outstanding as of March 31, 2011	207,904

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $0.6 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, total compensation cost related to restricted stock not yet recognized was approximately $3.8 million, which is expected to be recognized over the next 27 months on a weighted-average basis.

Performance Units:   In January 2011 and 2010, the Compensation Committee granted 435,690 and 555,830 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2010 and 2009 vested and were settled during the first quarter of 2011 and 2010, and had a total intrinsic value of $12.6 million and $9.8 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.3 million and $3.4 million, respectively. As of March 31, 2011, total compensation cost related to performance units not yet recognized was approximately $28.3 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its non-utility subsidiary, We Power, and its utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note I -- Common Equity in our 2010 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

Our total comprehensive income for the three months ended March 31, 2011 and 2010 was $171.0 million and $129.8 million, respectively, which approximates net income for each of those periods.

5 -- DISCONTINUED OPERATIONS AND DIVESTITURES

Edison Sault:   Effective May 4, 2010, we sold Edison Sault to Cloverland Electric Cooperative for approximately $63.0 million. We reclassified the operations related to Edison Sault as discontinued operations in the accompanying Consolidated Condensed Income Statements. Discontinued Edison Sault operations had no significant impact on our Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, respectively. We retained Edison Sault's ownership interest in ATC.

March 2011	14	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes the net impacts of the discontinued operations on our earnings for the three months ended March 31:

	2011	2010
	(Millions of Dollars)
Income from Continuing Operations	$170.9	$129.0
Income from Discontinued Edison Sault operations, net of tax	—	0.8
Income from Discontinued other operations, net of tax	—	(0.1)
Net Income	$170.9	$129.7

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company (WPL) for our net book value, including working capital. Our interest in the unit was sold on March 1, 2011 for approximately $38 million.

6 -- LONG TERM DEBT

In January 2011, we issued a total of $420 million in long-term debt ($205 million aggregate principal amount of 4.673% Series B Senior Notes due January 19, 2031 and $215 million aggregate principal amount of 5.848% Series B Senior Notes due January 19, 2041) and used the net proceeds to repay short-term debt incurred to finance the construction of OC 2 and for other corporate purposes. The Series B Senior Notes are secured by a collateral assignment of the leases between Elm Road Generating Station Supercritical, LLC (ERGSS) and Wisconsin Electric related to OC 2.

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

March 2011	15	Wisconsin Energy Corporation

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	8.0	9.2	2.1	19.3
Total	$53.5	$9.2	$2.1	$64.8
Liabilities:
Derivatives	$0.5	$0.2	$—	$0.7
Total	$0.5	$0.2	$—	$0.7

Recurring Fair Value Measures	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$—	$—	$8.3
Derivatives	4.5	5.3	5.9	15.7
Total	$12.8	$5.3	$5.9	$24.0
Liabilities:
Derivatives	$6.1	$5.5	$—	$11.6
Total	$6.1	$5.5	$—	$11.6

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents (i) for 2010, the remaining funds to be distributed to customers resulting from the net proceeds received from the sale of the Point Beach Nuclear Power Plant (Point Beach), and (ii) for 2011, the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which will be returned, net of costs incurred, to customers in future rate cases. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

March 2011	16	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	2011	2010
	(Millions of Dollars)
Balance as of January 1	$5.9	$5.8
Realized and unrealized gains (losses)	—	—
Purchases, issuances and settlements	(3.8)	(3.9)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$2.1	$1.9
Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

Derivative instruments reflected in Level 3 of the hierarchy include MISO Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 8 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2011		December 31, 2010
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$22.7	$30.4	$23.5
Long-term debt including current portion	$4,703.0	$4,878.5	$4,288.0	$4,578.0

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of March 31, 2011, we recognized $9.2 million in regulatory assets and $20.5 million in regulatory liabilities related to derivatives in comparison to $22.0 million in regulatory assets and $15.3 million in regulatory liabilities as of December 31, 2010.

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.8 million is recorded in Other deferred charges and other assets, and we did not have any long-term portion of derivative liabilities as of March 31, 2011. Our Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010 include:

March 2011	17	Wisconsin Energy Corporation

Form 10-Q

	March 31, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
		(Millions of Dollars)
Natural Gas	$5.6	$0.7	$2.5	$11.6
Fuel Oil	7.7	—	4.4	—
FTRs	2.1	—	5.9	—
Coal	3.9	—	2.9	—
Total	$19.3	$0.7	$15.7	$11.6

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three months ended March 31, 2011 and 2010 follow:

	March 31, 2011		March 31, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	19.4 million Dth	$(10.6)	28.3 million Dth	$(11.7)
Power	zero MWh	—	57,200 MWh	0.2
Fuel Oil	3.2 million gallons	0.4	1.8 million gallons	0.2
FTRs	6,352 MW	3.8	5,431 MW	9.0
Total		$(6.4)		$(2.3)

As of March 31, 2011 and December 31, 2010, we posted collateral of $1.5 million and $11.7 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in Prepayments and other current assets.

9 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs
Benefit Plan Cost Components	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$4.6	$6.9
Interest cost	16.7	17.4
Expected return on plan assets	(20.7)	(19.7)
Amortization of:
Prior service cost	0.6	0.6
Actuarial loss	8.1	6.6
Net Periodic Benefit Cost	$9.3	$11.8

March 2011	18	Wisconsin Energy Corporation

Form 10-Q

	OPEB Costs
Benefit Plan Cost Components	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.8	$2.8
Interest cost	5.3	5.4
Expected return on plan assets	(4.3)	(3.6)
Amortization of:
Transition obligation	0.1	0.1
Prior service (credit)	(0.5)	(3.0)
Actuarial loss	1.5	2.7
Net Periodic Benefit Cost	$4.9	$4.4

In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of our pension plan to invest in the commercial paper of Wisconsin Energy. As of March 31, 2010, the Pension Trust and OPEB plan assets included approximately $23.0 million of commercial paper issued by Wisconsin Energy, which represented less than 10% of the total assets of the plan. No such investments were held as of March 31, 2011. In January 2011, we contributed $122.4 million to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $14.4 million as of March 31, 2011 and $14.8 million as of December 31, 2010.

10 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of March 31, 2011, we had the following guarantees:

	Maximum Potential
	Future Payments	Outstanding	Liability Recorded
	(Millions of Dollars)
Guarantees	$2.8	$0.1	$—
Letters of Credit	$1.6	$0.8	$—

We provide guarantees to support obligations of our affiliates to third parties under agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric is subject to the potential retrospective premiums that could be assessed under its insurance program.

March 2011	19	Wisconsin Energy Corporation

Form 10-Q

11 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three months ended March 31, 2011 and 2010 is shown in the following table:

	Operating Segments		Corporate & Other (a) & Reconciling Items
	Energy			Total Consolidated
Three Months Ended	Utility	Non-Utility
	(Millions of Dollars)
March 31, 2011
Operating Revenues (b)	$1,316.5	$103.2	$(91.0)	$1,328.7
Depreciation and Amortization	$63.4	$17.7	$0.2	$81.3
Operating Income (Loss)	$213.0	$84.0	$(1.4)	$295.6
Equity in Earnings (Loss) of Unconsolidated Affiliates	$15.5	$—	$(0.1)	$15.4
Interest Expense, Net	$28.1	$15.9	$19.4	$63.4
Income Tax Expense (Benefit)	$71.3	$27.7	$(9.7)	$89.3
Income (Loss) from Discontinued Operations, Net of Tax	$—	$—	$—	$—
Net Income (Loss)	$141.0	$40.5	$(10.6)	$170.9
Capital Expenditures	$127.2	$8.2	$0.1	$135.5
Total Assets (c)	$12,632.8	$2,975.9	$(2,420.1)	$13,188.6

March 31, 2010
Operating Revenues (b)	$1,242.9	$65.5	$(59.8)	$1,248.6
Depreciation and Amortization	$62.5	$11.7	$0.2	$74.4
Operating Income (Loss)	$178.1	$52.1	$(1.8)	$228.4
Equity in Earnings (Loss) of Unconsolidated Affiliates	$15.2	$—	$(0.1)	$15.1
Interest Expense, Net	$30.2	$7.4	$11.8	$49.4
Income Tax Expense (Benefit)	$62.3	$18.4	$(9.3)	$71.4
Income (Loss) from Discontinued Operations, Net of Tax	$0.8	$—	$(0.1)	$0.7
Net Income (Loss)	$107.4	$26.3	$(4.0)	$129.7
Capital Expenditures	$131.6	$62.6	$0.4	$194.6
Total Assets (c)	$11,759.3	$2,909.5	$(1,947.3)	$12,721.5

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)
An elimination for intersegment revenues of $91.2 million and $60.0 million for the three months ended March 31, 2011 and 2010, respectively, is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

(c)	An elimination of $2,437.8 million and $1,837.7 million is included in Total Assets as of March 31, 2011 and 2010, respectively, for PTF-related activity between We Power and Wisconsin Electric.

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

March 2011	20	Wisconsin Energy Corporation

Form 10-Q

We have identified two tolling and purchased power agreements with third parties which represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of two years. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

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

We have approximately $351.9 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the three months ended March 31, 2011 and 2010 were $15.0 million and $14.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Divestitures:   Over the past several years, we have sold various businesses and assets. In connection with these sales, we have agreed to provide the respective buyers with customary indemnification provisions including, but not limited to, certain environmental, asbestos and product liability matters. In addition, pursuant to the sale of Point Beach, we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to WPL in connection with the sale of our interest in Edgewater Generating Unit 5. We have established reserves as deemed appropriate for these indemnification provisions.

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff has sought class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant. The plaintiff has not specified the amount of relief he is seeking.

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. Although we believe the Committee has the authority to make this determination under the Plan to resolve this particular issue, the plaintiff is opposing the Committee's actions and the matter has not yet been decided by the Court. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

March 2011	21	Wisconsin Energy Corporation

Form 10-Q

Income Taxes: Within the next 12 months, it is reasonably possible that our federal and state unrecognized tax benefits may decrease by approximately $13 million as a result of effective settlements with federal and state tax authorities, of which $9 million relates to discontinued operations.

14 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, we paid $12.5 million in interest, net of amounts capitalized, and received $24.8 million in net refunds from income taxes. During the three months ended March 31, 2010, we paid $12.2 million in interest, capitalized $13.7 million of interest expense, and paid $14.3 million in income taxes, net of refunds.

As of March 31, 2011 and 2010, the amount of accounts payable related to capital expenditures was $20.6 million and $37.7 million, respectively.

15 -- SUBSEQUENT EVENTS

On April 1, 2011, Wisconsin Energy used cash and short-term borrowings to retire $450 million of long-term debt that matured.

On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. We intend to acquire the shares through open market purchases or in privately negotiated transactions. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time.

In addition, the Board of Directors adopted a new dividend policy for Wisconsin Energy starting in 2012. Pursuant to this new policy, we will target a dividend payout ratio that trends to 60% of earnings over the period from 2012 to 2015.

March 2011	22	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2011

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first quarter of 2011 with the first quarter of 2010, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	2011	B (W)	2010
	(Millions of Dollars)
Utility Energy Segment	$213.0	$34.9	$178.1
Non-Utility Energy Segment	84.0	31.9	52.1
Corporate and Other	(1.4)	0.4	(1.8)
Total Operating Income	295.6	67.2	228.4
Equity in Earnings of Transmission Affiliate	15.5	0.3	15.2
Other Income, net	12.5	6.3	6.2
Interest Expense, net	63.4	(14.0)	49.4
Income from Continuing Operations Before Income Taxes	260.2	59.8	200.4
Income Taxes	89.3	(17.9)	71.4
Income from Continuing Operations	170.9	41.9	129.0
Income (Loss) from Discontinued Operations, Net of Tax	—	(0.7)	0.7
Net Income	$170.9	$41.2	$129.7
Diluted Earnings Per Share	$0.72	$0.17	$0.55

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $213.0 million of operating income during the first quarter of 2011, an increase of $34.9 million, or 19.6%, compared with the first quarter of 2010. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended March 31
Utility Energy Segment	2011	B (W)	2010
	(Millions of Dollars)
Operating Revenues
Electric	$776.6	$72.8	$703.8
Gas	524.7	0.5	524.2
Other	15.2	0.3	14.9
Total Operating Revenues	1,316.5	73.6	1,242.9
Fuel and Purchased Power	268.8	9.8	278.6
Cost of Gas Sold	342.4	13.4	355.8
Gross Margin	705.3	96.8	608.5
Other Operating Expenses
Other Operation and Maintenance	400.9	(10.0)	390.9
Depreciation and Amortization	63.4	(0.9)	62.5
Property and Revenue Taxes	28.0	(1.6)	26.4
Total Operating Expenses	1,103.5	10.7	1,114.2
Amortization of Gain	—	(49.4)	49.4
Operating Income	$213.0	$34.9	$178.1

March 2011	23	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the three months ended March 31:

	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$283.0	$21.6	$261.4	2,030.0	28.7	2,001.3
Small Commercial/Industrial	246.4	29.3	217.1	2,198.7	51.0	2,147.7
Large Commercial/Industrial	178.6	23.5	155.1	2,373.7	9.4	2,364.3
Other - Retail	6.1	0.3	5.8	40.0	(0.4)	40.4
Total Retail	714.1	74.7	639.4	6,642.4	88.7	6,553.7
Wholesale - Other	36.0	(5.4)	41.4	478.8	(157.5)	636.3
Resale - Utilities	17.5	2.2	15.3	568.6	202.7	365.9
Other Operating Revenues	9.0	1.3	7.7	—	—	—
Total	$776.6	$72.8	$703.8	7,689.8	133.9	7,555.9
Weather -- Degree Days (a)
Heating (3,258 Normal)				3,444	300	3,144

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $72.8 million, or 10.3%, when compared to the first quarter of 2010. The most significant factors that caused a change in revenues were:

•	2011 pricing increases totaling approximately $49.4 million, reflecting the reduction of Point Beach bill credits to retail customers.

•	Favorable weather that increased electric revenues by an estimated $13.3 million as compared to the first quarter of 2010.

•
Net pricing increases totaling $16.1 million, which is primarily related to our 2010 fuel recovery request that became effective March 25, 2010. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

As measured by heating degree days, the first quarter of 2011 was 9.5% colder than the same period in 2010 and 5.7% colder than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, increased by 1.9%. Electric sales to our largest customers, two iron ore mines, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the first quarter of 2011 as compared to the first quarter of 2010.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $9.8 million, or 3.5%, when compared to the first quarter of 2010. This decrease was primarily caused by decreased purchased power costs and a lower overall cost per MWh for our generating fleet compared to the first quarter of 2010 as a result of the addition of OC 2 in January 2011 and a full quarter of operation of OC 1.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2011 with the first quarter of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $0.5 million, or 0.1%, primarily because of colder weather in the first quarter of 2011, partially offset by a 3.8% decline in natural gas costs between quarters.

March 2011	24	Wisconsin Energy Corporation

Form 10-Q

	Three Months Ended March 31
	2011	B (W)	2010
	(Millions of Dollars)
Gas Operating Revenues	$524.7	$0.5	$524.2
Cost of Gas Sold	342.4	13.4	355.8
Gross Margin	$182.3	$13.9	$168.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the three months ended March 31:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$118.6	$9.6	$109.0	391.0	42.2	348.8
Commercial/Industrial	45.2	4.4	40.8	221.4	22.4	199.0
Interruptible	0.6	(0.1)	0.7	6.4	(1.1)	7.5
Total Retail	164.4	13.9	150.5	618.8	63.5	555.3
Transported Gas	15.6	0.2	15.4	263.7	(20.7)	284.4
Other	2.3	(0.2)	2.5	—	—	—
Total	$182.3	$13.9	$168.4	882.5	42.8	839.7
Weather -- Degree Days (a)
Heating (3,258 Normal)				3,444	300	3,144

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $13.9 million, or 8.3%, when compared to the first quarter of 2010. We estimate that approximately $12.1 million of this increase relates to an increase in sales volumes as a result of colder winter weather. As measured by heating degree days, the first quarter of 2011 was 9.5% colder than the same period in 2010 and 5.7% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $10.0 million, or approximately 2.6%, when compared to the first quarter of 2010. Operation and maintenance expenses at our power plants increased approximately $7.2 million primarily because of higher maintenance costs at our power plants as a result of the timing of outages and increased costs related to our Oak Creek Air Quality Control System (AQCS) project.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $0.9 million, or approximately 1.4%, when compared to the first quarter of 2010, primarily because of an overall increase in utility plant in service.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached an agreement with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits were returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it was amortized to the income statement as we issued bill credits to customers. When the bill credits were issued to customers, we transferred cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. All bill credits associated with the sale of Point Beach were applied to customers as of December 31, 2010, and as a result, the Amortization of Gain was zero during the first quarter of 2011 as compared to $49.4 million during the first quarter of 2010.

March 2011	25	Wisconsin Energy Corporation

Form 10-Q

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

The table below reflects a full quarter's earnings for 2011 and 2010 for PWGS 1, PWGS 2 and the common facilities for the Oak Creek expansion. It also reflects two months of earnings in 2010 and three months of earnings in 2011 for OC 1, and two and a half months of earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Three Months Ended March 31, 2011
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion	All Other	Total
Operating Revenues	$26.0	$77.2	$—	$103.2
Operation and Maintenance Expense	0.1	0.6	0.8	1.5
Depreciation Expense	4.9	12.3	0.5	17.7
Operating Income	$21.0	$64.3	$(1.3)	$84.0

	Three Months Ended March 31, 2010
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion	All Other	Total
Operating Revenues	$26.0	$39.4	$0.1	$65.5
Operation and Maintenance Expense	0.1	0.7	0.9	1.7
Depreciation Expense	4.9	6.4	0.4	11.7
Operating Income	$21.0	$32.3	$(1.2)	$52.1

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by approximately $6.3 million, or 101.6%, when compared to the first quarter of 2010. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek AQCS project.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)
Gross Interest Costs	$69.9	$(6.8)	$63.1
Less: Capitalized Interest	6.5	(7.2)	13.7
Interest Expense, net	$63.4	$(14.0)	$49.4

Our gross interest costs increased by $6.8 million, or 10.8%, during the first quarter of 2011, primarily because of higher long-term debt balances compared to the same period in 2010. In January 2011, we issued $420 million of long-term debt and used the net proceeds to repay short-term debt incurred to finance the construction of OC 2 and for other corporate purposes. Our capitalized interest decreased by $7.2 million primarily because we stopped capitalizing interest on OC 2 when it was placed in service in January 2011. As a result, our net interest expense increased by $14.0 million, or 28.3%, as compared to the first quarter of 2010.

March 2011	26	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INCOME TAXES

For the first quarter of 2011, our effective tax rate applicable to continuing operations was 34.3% compared to 35.6% for the first quarter of 2010. For additional information, see Note H -- Income Taxes in our 2010 Annual Report on Form 10-K. We expect our 2011 annual effective tax rate to be between 34% and 35%.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

The following summarizes our cash flows from continuing operations during the three months ended March 31:

Wisconsin Energy Corporation	2011	2010
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$391.0	$303.7
Investing Activities	$(144.4)	$(171.1)
Financing Activities	$(35.1)	$(140.7)

Operating Activities

Cash provided by operating activities was $391.0 million during the three months ended March 31, 2011 as compared to $303.7 million during the three months ended March 31, 2010. The largest increases in cash provided by operating activities related to higher net income, higher depreciation expense, higher deferred income tax benefits and the elimination of the amortization of the gain on the sale of Point Beach. Combined these items totaled $327.0 million during the first quarter of 2011 as compared to $157.3 million during the first quarter of 2010. We expect this trend to continue during 2011. The largest reduction in cash provided by operating activities related to our contributions to qualified benefit plans. During the first quarter of 2011, we contributed $122.4 million to our qualified benefit plans. We made no contributions to our qualified plans during the first quarter of 2010.

Investing Activities

Cash used in investing activities was $144.4 million during the three months ended March 31, 2011, which was $26.7 million lower than the same period in 2010. This decline reflects decreased capital expenditures and increased proceeds from asset sales, partially offset by changes in restricted cash. Capital expenditures decreased by approximately $59.1 million during the first quarter of 2011 as compared to the first quarter of 2010 as a result of the completion of construction of OC 1 in February 2010 and OC 2 in January 2011. Proceeds from asset sales increased by approximately $38.1 million during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the sale of our interest in Edgewater Generating Unit 5 on March 1, 2011. During the first quarter of 2011, our restricted cash increased primarily because of the nuclear fuel settlement we received from the DOE. During the first quarter of 2010, our restricted cash decreased due to the release of restricted cash related to the Point Beach bill credits. See Nuclear Operations in this report for additional information regarding the settlement with the DOE.

Financing Activities

Cash used in financing activities was $35.1 million during the three months ended March 31, 2011, which was $105.6 million lower than the same period in 2010. During the first quarter of 2011, we increased our total debt by $38.6 million compared to a decrease of $78.8 million in our total debt during the first quarter of 2010. In addition, we paid $14.0 million more in cash dividends during the first quarter of 2011 as compared to the first quarter of 2010. In January 2011, our Board of Directors approved a 30.0% increase in the quarterly common stock dividend.

March 2011	27	Wisconsin Energy Corporation

Form 10-Q

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2011 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors. Beyond 2011, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings and the issuance of debt securities.

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

As of March 31, 2011, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $281.5 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first quarter of 2011, our maximum commercial paper outstanding was $717.3 million with a weighted-average interest rate of 0.25%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2011:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)
Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$8.4	$491.6	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

The following table shows our capitalization structure as of March 31, 2011, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view the Junior Notes:

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)
Common Equity	$3,904.7	$4,154.7
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,818.9	4,568.9
Short-Term Debt	281.5	281.5
Total Capitalization	$9,035.5	$9,035.5

Total Debt	$5,100.4	$4,850.4

Cash on hand at parent	$223.5	$223.5

Total Debt less Cash	$4,876.9	$4,626.9

Total Capitalization less Cash	$8,812.0	$8,812.0

Ratio of Debt to Total Capitalization	56.4%	53.7%

Ratio of Debt to Total Capitalization less Cash	55.3%	52.5%

March 2011	28	Wisconsin Energy Corporation

Form 10-Q

As of March 31, 2011, the parent company had $223.5 million of cash. We are providing the ratio of debt to total capitalization less cash because we used this cash, along with short-term borrowings, to retire $450 million of long-term debt that matured on April 1, 2011.

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2011 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of March 31, 2011, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In March 2011, S&P revised the ratings outlooks of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas, Wisconsin Energy Capital Corporation and ERGSS from stable to positive.

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

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2011 are expected to be principally for capital expenditures in our utility operations relating to our electric distribution system and environmental controls at our existing Oak Creek generating units. Our 2011 consolidated capital expenditure budget is approximately $950 million.

Common Stock Matters: On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. We intend to acquire the shares through open market purchases or in privately negotiated transactions. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time.

In addition, the Board of Directors adopted a new dividend policy for Wisconsin Energy starting in 2012. Pursuant to this new policy, we will target a dividend payout ratio that trends to 60% of earnings over the period from 2012 to 2015.

March 2011	29	Wisconsin Energy Corporation

Form 10-Q

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.9 billion as of March 31, 2011 compared with $21.1 billion as of December 31, 2010. Our total contractual obligations and other commercial commitments as of March 31, 2011 increased compared with December 31, 2010 primarily due to long-term debt issued in January 2011 in connection with the commercial operation of OC 2.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2010 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

OC 2 was placed into service on January 12, 2011. All of the PTF units are now in service and are positioned to provide a significant portion of our future generation needs. We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2 and OC 1 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. Wisconsin Electric is recovering the lease payments associated with OC 2 as authorized by the PSCW and FERC, and will request authorization from the MPSC with the next rate case. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2010 Annual Report on Form 10-K for additional information on PTF.

UTILITY RATES AND REGULATORY MATTERS

2012 Wisconsin Rate Case:   During the second quarter of 2011, Wisconsin Electric and Wisconsin Gas intend to file rate requests with the PSCW.

2010 Wisconsin Rate Case:   As part of its final decision in the 2010 rate case, the PSCW authorized Wisconsin Electric to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, Wisconsin Electric filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. Wisconsin Electric requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs currently embedded in rates. In December 2010, Wisconsin Electric reduced its request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase is being driven primarily by an increase in the delivered cost of coal.

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

March 2011	30	Wisconsin Energy Corporation

Form 10-Q

rates on an interim basis. On April 28, 2011, the PSCW approved the final increase with no changes.

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

The PSCW staff audited the fuel costs for the year 2009 to determine whether Wisconsin Electric collected excess revenues as a result of the fuel surcharges that were in place in 2008 and 2009. Under the fuel rules, if a utility collects excess revenues in a year in which it implemented an emergency fuel surcharge, it is required to refund to customers the over-collected fuel surcharge revenue up to the amount of the excess revenues. In February 2011, the PSCW closed out its review of this matter and determined that Wisconsin Electric did not collect any excess revenues.

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

Renewable Energy Portfolio:   In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. We currently expect to invest approximately $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. At its April 28, 2011 open meeting, the PSCW expressed concern about the overall cost of the project for our electric customers and directed Wisconsin Electric and Domtar to propose a lower cost structure for electric customers. Wisconsin Electric and Domtar submitted a joint response on May 3, 2011. We anticipate a final decision from the PSCW during the second quarter of 2011.

Other than the Certificate of Authority, we have received all of the permits necessary to construct the biomass facility. On April 27, 2011, opponents of the project filed a request for a contested case hearing related to the air pollution control construction permit issued by the Wisconsin Department of Natural Resources (WDNR). If the WDNR grants this request, we intend to participate in the hearing process and vigorously defend the permit.

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital. Our interest in the unit was sold on March 1, 2011 for approximately $38 million.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

March 2011	31	Wisconsin Energy Corporation

Form 10-Q

ENVIRONMENTAL MATTERS

Mercury and Other Hazardous Air Pollutants:   The United States Environmental Protection Agency (EPA) issued the final Clean Air Mercury Rule (CAMR) in March 2005, addressing mercury emissions from new and existing coal-fired power plants. The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration.

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology (MACT) limits for fossil-fuel fired electric generating units to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. In April 2010, the D.C. District Court approved a settlement agreement between the EPA and the plaintiffs in the litigation setting a firm schedule for the remanded rule-making. In accordance with this settlement, the EPA issued a proposed rule on March 16, 2011. The settlement requires the final rule to be issued by November 16, 2011. The proposed MACT rule is intended to reduce emissions of numerous hazardous air pollutants, including mercury. We are evaluating the potential impact of the proposed rule on the operation of our existing coal-fired generation facilities. Based upon our initial review, we believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our plants, positions us well to meet these proposed requirements.

Clean Water Act:   Section 316(b) of the Clean Water Act (CWA) requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. Final rules for cooling water intake systems at existing facilities (Phase II) were promulgated in 2004. However, as a result of ongoing litigation, the EPA withdrew the Phase II rule in July 2007 and advised states to use their best professional judgment in making BTA decisions while the rule remains suspended.

The EPA has been in the process of revising the Phase II rules since mid-2007. In December 2010, the EPA and Riverkeeper Inc. (plaintiff in the litigation) set a firm schedule for the remanded Section 316(b) Phase II rulemaking. In accordance with the settlement agreement, the EPA proposed a new Phase II rule on March 28, 2011. The settlement requires a final rule by July 27, 2012. Once the rule is final, it will apply to all of our existing generating facilities with cooling water intake structures other than the Oak Creek expansion, which was permitted under the Phase I rules.

The proposed rule would create an impingement mortality reduction standard for all existing facilities. One proposed approach would allow a facility owner to satisfy the BTA requirement with respect to impingement mortality reduction if it demonstrates that its cooling water intake system has a maximum intake velocity of no more than 0.5 feet per second. Oak Creek Power Plant Units 5-8, Pleasant Prairie and Port Washington Generating Station all employ technologies that have a cooling water intake withdrawal velocity of less than 0.5 feet per second. We are still evaluating impingement mortality reduction compliance options for the Presque Isle and Valley power plants.

The EPA has proposed that the BTA for entrainment mortality reduction be determined on a case-by-case basis. Therefore, site-specific analysis would be required to determine BTA with respect to entrainment. The proposed rule allows permitting authorities to determine BTA controls on a site-specific basis following the consideration of several factors, including the cost of control technologies, the non-water quality impacts of control technologies, the monetary and non-monetary benefits of control technologies, land availability, and remaining useful plant life. Because the entrainment reduction standard is a site-specific determination, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet this proposed requirement.

The proposed rule is subject to public comment. Depending on the final requirements of the Phase II rule, we may need to modify the cooling water intake systems at some of our facilities. However, we are not able to make a determination until after the Phase II rule is final.

March 2011	32	Wisconsin Energy Corporation

Form 10-Q

Steam Electric Effluent Guidelines:   The federal Steam Electric Effluent guidelines, which regulate waste water discharges, are under review by the EPA. These rules govern discharges of waste water from our power plant processes. The EPA rules are expected to be finalized in the 2013-2014 timeframe. After the promulgation of final rules, it is expected that the WDNR will need to modify Wisconsin's rules. The existing Wisconsin state rules for waste water discharge are very stringent, and the systems that have been installed at the Pleasant Prairie Power Plant and the Oak Creek Power Plant use advanced technology. We are unable to determine the impact, if any, of these rules on our facilities at this time.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

LEGAL MATTERS

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff has sought class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant. The plaintiff has not specified the amount of relief he is seeking.

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. Although we believe the Committee has the authority to make this determination under the Plan to resolve this particular issue, the plaintiff is opposing the Committee's actions and the matter has not yet been decided by the Court. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

NUCLEAR OPERATIONS

Used Nuclear Fuel Storage and Disposal:   The Nuclear Waste Policy Act established the Nuclear Waste Fund, which is composed of payments made by the generators and owners of nuclear plants. Wisconsin Electric owned Point Beach through September 2007 and placed approximately $215.2 million into this fund. Effective January 31, 1998, the DOE failed to meet its contractual obligation to begin removing used fuel from Point Beach. Wisconsin Electric filed a complaint in November 2000 against the DOE in the Court of Federal Claims for failure to begin performance. In December 2009, the Court ruled in favor of Wisconsin Electric, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. During the fourth quarter of 2010, we negotiated a settlement with the DOE for $45.5 million, which we received in the first quarter of 2011. We anticipate that this amount, net of costs incurred, will be returned to customers in future rate cases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2010 Annual Report on Form 10-K.

March 2011	33	Wisconsin Energy Corporation

Form 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:   There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2010 Annual Report on Form 10-K.

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

OTHER MATTERS

Cash Balance Pension Plan: See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 2 of this report for information regarding a lawsuit filed against the Plan.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

March 2011	34	Wisconsin Energy Corporation

Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

2011	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
January 1 - January 31	1,101	$28.97	—	$—
February 1 - February 28	1,130	$29.42	—	$—
March 1 - March 31	—	$—	—	$—
Total	2,231	$29.20	—	$—

(a) All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

March 2011	35	Wisconsin Energy Corporation

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2011	36	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 5, 2011	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2011	37	Wisconsin Energy Corporation