Form 10-Q
period 2011-06-30
WISCONSIN ENERGY CORP
filed 2011-08-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2011):

Common Stock, $.01 Par Value,	233,739,777 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2011

June 2011	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
CAMR	Clean Air Mercury Rule
CSAPR	Cross-State Air Pollution Rule
MACT	Maximum Achievable Control Technology

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors
Edison Sault	Edison Sault Electric Company
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
OSIP	Wisconsin Energy Corporation 1993 Omnibus Stock Incentive Plan, as amended and restated

June 2011	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2011	4	Wisconsin Energy Corporation

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

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; or inflation rates.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; and energy conservation efforts.

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

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

June 2011	5	Wisconsin Energy Corporation

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

June 2011	6	Wisconsin Energy Corporation

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

June 2011	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues	$991.7	$890.9	$2,320.4	$2,139.5

Operating Expenses
Fuel and purchased power	286.0	258.4	553.6	535.8
Cost of gas sold	121.8	95.8	464.2	451.6
Other operation and maintenance	298.9	317.5	612.4	652.9
Depreciation and amortization	82.3	76.8	163.6	151.2
Property and revenue taxes	28.3	26.3	56.6	52.9
Total Operating Expenses	817.3	774.8	1,850.4	1,844.4

Amortization of Gain	—	47.2	—	96.6

Operating Income	174.4	163.3	470.0	391.7

Equity in Earnings of Transmission Affiliate	15.2	15.1	30.7	30.3
Other Income, net	14.4	9.7	26.9	15.9
Interest Expense, net	57.4	53.0	120.8	102.4

Income from Continuing Operations Before Income Taxes	146.6	135.1	406.8	335.5

Income Taxes	48.6	47.6	137.9	119.0

Income from Continuing Operations	98.0	87.5	268.9	216.5

Income from Discontinued Operations, Net of Tax	11.5	1.2	11.5	1.9
Net Income	$109.5	$88.7	$280.4	$218.4

Earnings Per Share (Basic)
Continuing operations	$0.42	$0.37	$1.15	$0.93
Discontinued operations	0.05	0.01	0.05	—
Total Earnings Per Share (Basic)	$0.47	$0.38	$1.20	$0.93

Earnings Per Share (Diluted)
Continuing operations	$0.41	$0.37	$1.14	$0.91
Discontinued operations	0.05	—	0.05	0.01
Total Earnings Per Share (Diluted)	$0.46	$0.37	$1.19	$0.92

Weighted Average Common Shares Outstanding (Millions)
Basic	233.7	233.8	233.7	233.8
Diluted	236.6	236.6	236.6	236.7

Dividends Per Share of Common Stock	$0.26	$0.20	$0.52	$0.40

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$12,413.4	$11,590.8
Accumulated depreciation	(3,687.0)	(3,624.0)
	8,726.4	7,966.8
Construction work in progress	1,032.9	1,569.9
Leased facilities, net	62.0	64.8
Net Property, Plant and Equipment	9,821.3	9,601.5
Investments
Equity investment in transmission affiliate	341.1	330.5
Other	35.6	45.8
Total Investments	376.7	376.3
Current Assets
Cash and cash equivalents	10.6	24.5
Restricted cash	45.5	8.3
Accounts receivable	344.9	344.6
Accrued revenues	172.4	280.3
Materials, supplies and inventories	339.1	379.1
Regulatory assets	53.0	54.4
Prepayments and other	206.4	239.9
Total Current Assets	1,171.9	1,331.1
Deferred Charges and Other Assets
Regulatory assets	1,055.0	1,090.1
Goodwill	441.9	441.9
Other	209.5	218.9
Total Deferred Charges and Other Assets	1,706.4	1,750.9
Total Assets	$13,076.3	$13,059.8
Capitalization and Liabilities
Capitalization
Common equity	$3,947.6	$3,802.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,334.6	3,932.0
Total Capitalization	8,312.6	7,764.5
Current Liabilities
Long-term debt due currently	30.6	473.4
Short-term debt	542.4	657.9
Accounts payable	309.8	315.4
Regulatory liabilities	15.3	15.3
Other	245.6	259.1
Total Current Liabilities	1,143.7	1,721.1
Deferred Credits and Other Liabilities
Regulatory liabilities	931.5	883.8
Deferred income taxes - long-term	1,339.8	1,154.8
Deferred revenue, net	781.3	805.5
Pension and other benefit obligations	233.5	353.2
Other	333.9	376.9
Total Deferred Credits and Other Liabilities	3,620.0	3,574.2
Total Capitalization and Liabilities	$13,076.3	$13,059.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Operating Activities
Net income	$280.4	$218.4
Reconciliation to cash
Depreciation and amortization	169.2	157.4
Amortization of gain	—	(96.6)
Equity in earnings of transmission affiliate	(30.7)	(30.3)
Distributions from transmission affiliate	24.6	24.8
Deferred income taxes and investment tax credits, net	137.0	7.3
Deferred revenue	2.8	55.0
Contributions to qualified benefit plans	(122.4)	—
Change in - Accounts receivable and accrued revenues	91.1	72.5
Inventories	40.0	(12.1)
Other current assets	10.2	20.4
Accounts payable	(38.7)	(29.8)
Accrued income taxes, net	59.2	(13.3)
Deferred costs, net	13.0	13.0
Other current liabilities	11.4	14.7
Other, net	1.5	22.3
Cash Provided by Operating Activities	648.6	423.7

Investing Activities
Capital expenditures	(347.1)	(379.1)
Investment in transmission affiliate	(4.6)	(3.9)
Proceeds from asset sales	38.5	63.5
Change in restricted cash	(37.2)	81.8
Other, net	(17.1)	(37.6)
Cash Used in Investing Activities	(367.5)	(275.3)

Financing Activities
Exercise of stock options	29.6	43.2
Purchase of common stock	(51.6)	(68.9)
Dividends paid on common stock	(121.5)	(93.5)
Issuance of long-term debt	420.0	530.0
Retirement and repurchase of long-term debt	(456.9)	(263.5)
Change in short-term debt	(115.5)	(304.7)
Other, net	0.9	(0.7)
Cash Used in Financing Activities	(295.0)	(158.1)

Change in Cash and Cash Equivalents	(13.9)	(9.7)

Cash and Cash Equivalents at Beginning of Period	24.5	20.2

Cash and Cash Equivalents at End of Period	$10.6	$10.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2010 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year 2011 because of seasonal and other factors.

Reclassifications:   On January 20, 2011, our Board of Directors approved a two-for-one stock split of our common stock, which was effected through a stock dividend. New shares were distributed on March 1, 2011 to stockholders of record at the close of business on February 14, 2011. All share and per share information has been restated for all periods presented to reflect this stock split.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued or adopted during the first six months of 2011 which would have a material impact on our financial condition, results of operations or cash flows.

3 -- ACCOUNTING AND REPORTING FOR POWER THE FUTURE GENERATING UNITS

Background:   As part of our PTF strategy, our non-utility subsidiary, We Power, built four new generating units, Port Washington Generating Station Unit 1 (PWGS 1), Port Washington Generating Station Unit 2 (PWGS 2), Oak Creek expansion Unit 1 (OC 1) and Oak Creek expansion Unit 2 (OC 2), which are leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the Public Service Commission of Wisconsin (PSCW). The leases are designed to recover the capital costs of the plant, including a return. PWGS 1, PWGS 2, OC 1 and OC 2 were placed in service in July 2005, May 2008, February 2010 and January 2011, respectively. The accompanying consolidated condensed financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

The Oak Creek expansion includes common projects that benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system, which were placed in service in November 2007 and January 2009, respectively.

During Construction:   Under the terms of each lease, we collected in current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital was approximately 14%. The carrying costs that we collected in rates were recorded as deferred revenue and are amortized to revenue over the term of each lease. During the construction of our PTF units, we capitalized interest costs at an overall weighted-average pre-tax cost of interest, which was approximately 5% for the six months ended June 30, 2010. Capitalized interest is included in the total cost of the PTF units.

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

June 2011	11	Wisconsin Energy Corporation

Form 10-Q

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)

Stock options	$0.7	$1.9	$1.3	$3.8
Performance units	3.4	7.9	4.4	10.6
Restricted stock	0.4	0.5	0.9	0.8
Share-based compensation expense	$4.5	$10.3	$6.6	$15.2

Related Tax Benefit	$1.8	$4.1	$2.6	$6.1

Stock Option Activity:   During the first six months of 2011, the Compensation Committee granted 458,180 non-qualified stock options that had an estimated fair value of $3.17 per share. During the first six months of 2010, the Compensation Committee granted 549,500 stock options that had an estimated fair value of $3.36 per share. The following assumptions were used to value the options using a binomial option pricing model:

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

June 2011	12	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three and six months ended June 30, 2011:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding as of April 1, 2011	12,766,126	$21.29
Granted	—	$—
Exercised	(840,900)	$19.72
Forfeited	—	$—
Outstanding as of June 30, 2011	11,925,226	$21.40

Outstanding as of January 1, 2011	13,036,466	$20.81
Granted	458,180	$29.35
Exercised	(1,569,420)	$18.83
Forfeited	—	$—
Outstanding as of June 30, 2011	11,925,226	$21.40	5.7	$118.6

Exercisable as of June 30, 2011	8,771,716	$20.87	4.9	$91.9

The intrinsic value of options exercised was $9.9 million and $19.0 million for the three and six months ended June 30, 2011, and $13.6 million and $25.1 million for the same periods in 2010, respectively. Cash received from options exercised was $29.6 million and $43.2 million for the six months ended June 30, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $7.5 million and $9.7 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the second quarter of 2011.

The following table summarizes information about stock options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$11.33 to $17.10	2,602,898	$15.96	2.7	2,602,898	$15.96	2.7
$19.74 to $21.11	3,774,648	$20.61	6.4	1,572,948	$19.91	4.9
$23.88 to $29.35	5,547,680	$24.49	6.6	4,595,870	$23.98	6.1
	11,925,226	$21.40	5.7	8,771,716	$20.87	4.9

June 2011	13	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about our non-vested options during the three and six months ended June 30, 2011:

Non-Vested Stock Options	Number of Options	Weighted-Average Fair Value
Non-vested as of April 1, 2011	3,210,680	$3.78
Granted	—	$—
Vested	(57,170)	$3.78
Forfeited	—	$—
Non-vested as of June 30, 2011	3,153,510	$3.78

Non-vested as of January 1, 2011	5,272,570	$4.27
Granted	458,180	$3.17
Vested	(2,577,240)	$4.66
Forfeited	—	$—
Non-vested as of June 30, 2011	3,153,510	$3.78

As of June 30, 2011, total compensation costs related to non-vested stock options not yet recognized was approximately $1.9 million, which is expected to be recognized over the next 14 months on a weighted-average basis.

Restricted Shares:   During the first six months of 2011, the Compensation Committee granted 74,850 restricted shares to certain key employees and directors. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity occurred during the three and six months ended June 30, 2011:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of April 1, 2011	207,904
Granted	—	$—
Released	(8,150)	$13.02
Forfeited	(934)	$27.04
Outstanding as of June 30, 2011	198,820

Outstanding as of January 1, 2011	205,404
Granted	74,850	$29.00
Released	(78,624)	$19.03
Forfeited	(2,810)	$26.45
Outstanding as of June 30, 2011	198,820

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $0.2 million and $2.3 million for the three and six months ended June 30, 2011, and $0.3 million and $1.0 million for the same periods in 2010, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $0.1 million and $0.7 million for the three and six months ended June 30, 2011, and $0.1 million and $0.2 million for the same periods in 2010, respectively.

As of June 30, 2011, total compensation cost related to restricted stock not yet recognized was approximately $3.4 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

June 2011	14	Wisconsin Energy Corporation

Form 10-Q

Performance Units:   In January 2011 and 2010, the Compensation Committee granted 435,690 and 555,830 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2010 and 2009 vested and were settled during the first quarter of 2011 and 2010, and had a total intrinsic value of $12.6 million and $9.8 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.3 million and $3.4 million, respectively. As of June 30, 2011, total compensation cost related to performance units not yet recognized was approximately $22.7 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

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

Our total comprehensive income for the six months ended June 30, 2011 and 2010 was $280.6 million and $218.6 million, respectively, which approximates net income for each of those periods.

Share Repurchase Program:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through June 30, 2011, we did not repurchase any shares pursuant to this program.

5 -- DISCONTINUED OPERATIONS AND DIVESTITURES

The following table summarizes the net impacts of the discontinued operations on our earnings for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)
Income from Continuing Operations	$98.0	$87.5	$268.9	$216.5
Income from Discontinued Edison Sault operations, net of tax	—	1.0	—	1.8
Income from Discontinued other operations, net of tax (a)	11.5	0.2	11.5	0.1
Net Income	$109.5	$88.7	$280.4	$218.4

(a) During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company (WPL) for our net book value, including working capital, of approximately $38 million.

June 2011	15	Wisconsin Energy Corporation

Form 10-Q

Edison Sault:   Effective May 4, 2010, we sold Edison Sault to Cloverland Electric Cooperative for approximately $63.0 million. We retained Edison Sault's ownership interest in ATC.

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

On April 1, 2011, we used cash and short-term borrowings to retire $450 million of long-term debt that matured.

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

June 2011	16	Wisconsin Energy Corporation

Form 10-Q

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	3.9	6.9	14.6	25.4
Total	$49.4	$6.9	$14.6	$70.9
Liabilities:
Derivatives	$2.8	$0.1	$—	$2.9
Total	$2.8	$0.1	$—	$2.9

Recurring Fair Value Measures	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$—	$—	$8.3
Derivatives	4.5	5.3	5.9	15.7
Total	$12.8	$5.3	$5.9	$24.0
Liabilities:
Derivatives	$6.1	$5.5	$—	$11.6
Total	$6.1	$5.5	$—	$11.6

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

June 2011	17	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Quarter to Date		Year to Date
	2011	2010	2011	2010
	(Millions of Dollars)
Beginning Balance	$2.1	$1.9	$5.9	$5.8
Realized and unrealized gains (losses)	—	—	—	—
Purchases, issuances and settlements	12.5	14.0	8.7	10.1
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$14.6	$15.9	$14.6	$15.9

Change in unrealized gains (losses) relating to instruments still held as of June 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2011		December 31, 2010
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$21.9	$30.4	$23.5
Long-term debt, including current portion	$4,251.2	$4,516.5	$4,288.0	$4,578.0

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of June 30, 2011, we recognized $10.9 million in regulatory assets and $27.3 million in regulatory liabilities related to derivatives in comparison to $22.0 million in regulatory assets and $15.3 million in regulatory liabilities as of December 31, 2010.

June 2011	18	Wisconsin Energy Corporation

Form 10-Q

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.1 million is recorded in Other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.1 million is recorded in Other deferred credits and other liabilities as of June 30, 2011. Our Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010 include:

	June 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
		(Millions of Dollars)
Natural Gas	$4.5	$2.9	$2.5	$11.6
Fuel Oil	3.9	—	4.4	—
FTRs	14.6	—	5.9	—
Coal	2.4	—	2.9	—
Total	$25.4	$2.9	$15.7	$11.6

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	18.9 million Dth	$(6.6)	19.3 million Dth	$(9.1)
Power	zero MWh	—	102,400 MWh	(0.2)
Fuel Oil	3.4 million gallons	2.1	2.0 million gallons	—
FTRs	6,191 MW	1.5	6,657 MW	3.2
Total		$(3.0)		$(6.1)

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	38.3 million Dth	$(17.2)	47.6 million Dth	$(20.7)
Power	zero MWh	—	159,600 MWh	—
Fuel Oil	6.6 million gallons	2.5	3.8 million gallons	—
FTRs	12,543 MW	5.3	12,088 MW	12.2
Total		$(9.4)		$(8.5)

As of June 30, 2011 and December 31, 2010, we posted collateral of $5.9 million and $11.7 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in Prepayments and other current assets.

June 2011	19	Wisconsin Energy Corporation

Form 10-Q

9 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2011	2010	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.3	$4.9	$7.9	$11.8
Interest cost	17.1	16.4	33.8	33.8
Expected return on plan assets	(20.4)	(19.0)	(41.1)	(38.7)
Amortization of:
Prior service cost	0.5	0.5	1.1	1.1
Actuarial loss	9.0	6.7	17.1	13.3
Net Periodic Benefit Cost	$9.5	$9.5	$18.8	$21.3

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2011	2010	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.4	$2.8	$5.2	$5.6
Interest cost	5.1	5.1	10.4	10.5
Expected return on plan assets	(4.1)	(3.6)	(8.4)	(7.2)
Amortization of:
Transition obligation	0.1	0.1	0.2	0.2
Prior service (credit)	(0.5)	(2.9)	(1.0)	(5.9)
Actuarial loss	1.5	2.7	3.0	5.4
Net Periodic Benefit Cost	$4.5	$4.2	$9.4	$8.6

In January 2011, we contributed $122.4 million to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $13.9 million as of June 30, 2011 and $14.8 million as of December 31, 2010.

10 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of June 30, 2011, we had the following guarantees:

	Maximum Potential
	Future Payments	Outstanding	Liability Recorded
	(Millions of Dollars)
Guarantees	$2.8	$0.1	$—
Letters of Credit	$1.6	$0.7	$—

We provide guarantees to support obligations of our affiliates to third parties under agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

June 2011	20	Wisconsin Energy Corporation

Form 10-Q

Wisconsin Electric is subject to the potential retrospective premiums that could be assessed under its insurance program.

11 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three and six months ended June 30, 2011 and 2010 is shown in the following table:

	Operating Segments		Corporate & Other (a) & Reconciling Items
	Energy			Total Consolidated
Three Months Ended	Utility	Non-Utility
	(Millions of Dollars)
June 30, 2011
Operating Revenues (b)	$977.9	$111.3	$(97.5)	$991.7
Depreciation and Amortization	$63.9	$18.3	$0.1	$82.3
Operating Income (Loss)	$88.1	$87.9	$(1.6)	$174.4
Equity in Earnings (Loss) of Unconsolidated Affiliates	$15.2	$—	$(0.1)	$15.1
Interest Expense, Net	$27.2	$17.0	$13.2	$57.4
Income Tax Expense (Benefit)	$29.1	$28.1	$(8.6)	$48.6
Income from Discontinued Operations, Net of Tax	$—	$—	$11.5	$11.5
Net Income	$61.1	$42.8	$5.6	$109.5
Capital Expenditures	$203.8	$6.7	$1.1	$211.6

June 30, 2010
Operating Revenues (b)	$880.5	$86.4	$(76.0)	$890.9
Depreciation and Amortization	$62.7	$13.8	$0.3	$76.8
Operating Income (Loss)	$97.8	$66.9	$(1.4)	$163.3
Equity in Earnings of Unconsolidated Affiliates	$15.1	$—	$—	$15.1
Interest Expense, Net	$29.5	$10.5	$13.0	$53.0
Income Tax Expense (Benefit)	$32.0	$22.1	$(6.5)	$47.6
Income (Loss) from Discontinued Operations, Net of Tax	$(0.1)	$—	$1.3	$1.2
Net Income (Loss)	$60.8	$34.2	$(6.3)	$88.7
Capital Expenditures	$164.7	$19.8	$0.4	$184.9

June 2011	21	Wisconsin Energy Corporation

Form 10-Q

	Operating Segments		Corporate & Other (a) & Reconciling Items
	Energy			Total Consolidated
Six Months Ended	Utility	Non-Utility
	(Millions of Dollars)
June 30, 2011
Operating Revenues (b)	$2,294.4	$214.5	$(188.5)	$2,320.4
Depreciation and Amortization	$127.3	$36.0	$0.3	$163.6
Operating Income (Loss)	$301.1	$171.9	$(3.0)	$470.0
Equity in Earnings (Loss) of Unconsolidated Affiliates	$30.7	$—	$(0.2)	$30.5
Interest Expense, Net	$55.3	$32.9	$32.6	$120.8
Income Tax Expense (Benefit)	$100.4	$55.8	$(18.3)	$137.9
Income from Discontinued Operations, Net of Tax	$—	$—	$11.5	$11.5
Net Income (Loss)	$202.1	$83.3	$(5.0)	$280.4
Capital Expenditures	$331.0	$14.9	$1.2	$347.1
Total Assets (c)	$12,765.1	$2,969.3	$(2,658.1)	$13,076.3

June 30, 2010
Operating Revenues (b)	$2,123.4	$152.0	$(135.9)	$2,139.5
Depreciation and Amortization	$125.2	$25.6	$0.4	$151.2
Operating Income (Loss)	$275.9	$119.0	$(3.2)	$391.7
Equity in Earnings of Unconsolidated Affiliates	$30.3	$—	$—	$30.3
Interest Expense, Net	$59.7	$17.9	$24.8	$102.4
Income Tax Expense (Benefit)	$94.3	$40.5	$(15.8)	$119.0
Income from Discontinued Operations, Net of Tax	$0.7	$—	$1.2	$1.9
Net Income (Loss)	$168.2	$60.5	$(10.3)	$218.4
Capital Expenditures	$295.9	$82.4	$0.8	$379.1
Total Assets (c)	$11,660.7	$2,923.9	$(1,891.1)	$12,693.5

(a)	Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)
An elimination for intersegment revenues of $97.7 million and $76.2 million for the three months ended June 30, 2011 and 2010, respectively, and $188.9 million and $136.2 million for the six months ended June 30, 2011 and 2010, respectively, is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

(c)	An elimination of $2,414.9 million and $1,820.8 million is included in Total Assets as of June 30, 2011 and 2010, respectively, for PTF-related activity between We Power and Wisconsin Electric.

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of two years. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining

June 2011	22	Wisconsin Energy Corporation

Form 10-Q

life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of 11 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $337.7 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the six months ended June 30, 2011 and 2010 were $32.1 million and $31.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites used by Wisconsin Electric and Wisconsin Gas, and coal combustion product disposal/landfill sites used by Wisconsin Electric. We are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $35 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2011, we have established reserves of $45.1 million related to future remediation costs.

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

June 2011	23	Wisconsin Energy Corporation

Form 10-Q

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. The plaintiff is opposing the Committee's actions and the Court has not yet decided what deference, if any, to give to the Committee's decision. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

Income Taxes: During the second quarter of 2011, our state and federal unrecognized tax benefits decreased by approximately $15.9 million exclusive of accrued interest, of which $10.2 million relates to discontinued operations. This decrease was the result of the expiration of state statute of limitations, as well as effective settlements with state and federal taxing authorities. Additionally, within the next 12 months, it is reasonably possible that our unrecognized tax benefits associated with discontinued operations may decrease by approximately $1.6 million due to the expiration of state statute of limitations.

14 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2011, we paid $125.1 million in interest, net of amounts capitalized, and received $49.4 million in net refunds from income taxes. During the six months ended June 30, 2010, we paid $101.1 million in interest, net of amounts capitalized, and $116.7 million in income taxes, net of refunds.

As of June 30, 2011 and 2010, the amount of accounts payable related to capital expenditures was $51.2 million and $24.4 million, respectively.

June 2011	24	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2011

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the second quarter of 2011 with the second quarter of 2010, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)
Utility Energy Segment	$88.1	$(9.7)	$97.8
Non-Utility Energy Segment	87.9	21.0	66.9
Corporate and Other	(1.6)	(0.2)	(1.4)
Total Operating Income	174.4	11.1	163.3
Equity in Earnings of Transmission Affiliate	15.2	0.1	15.1
Other Income, net	14.4	4.7	9.7
Interest Expense, net	57.4	(4.4)	53.0
Income from Continuing Operations Before Income Taxes	146.6	11.5	135.1
Income Taxes	48.6	(1.0)	47.6
Income from Continuing Operations	$98.0	$10.5	$87.5
Diluted Earnings Per Share from Continuing Operations	$0.41	$0.04	$0.37
Diluted Earnings Per Share from Discontinued Operations	$0.05	$0.05	$—

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $88.1 million of operating income during the second quarter of 2011, a decrease of $9.7 million, or 9.9%, compared with the second quarter of 2010. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended June 30
Utility Energy Segment	2011	B (W)	2010
	(Millions of Dollars)
Operating Revenues
Electric	$762.6	$60.9	$701.7
Gas	207.8	35.7	172.1
Other	7.5	0.8	6.7
Total Operating Revenues	977.9	97.4	880.5
Fuel and Purchased Power	287.2	(27.6)	259.6
Cost of Gas Sold	121.8	(26.0)	95.8
Gross Margin	568.9	43.8	525.1
Other Operating Expenses
Other Operation and Maintenance	388.8	(3.1)	385.7
Depreciation and Amortization	63.9	(1.2)	62.7
Property and Revenue Taxes	28.1	(2.0)	26.1
Total Operating Expenses	889.8	(59.9)	829.9
Amortization of Gain	—	(47.2)	47.2
Operating Income	$88.1	$(9.7)	$97.8

June 2011	25	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2011 with the second quarter of 2010:

	Three Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$259.8	$8.4	$251.4	1,835.6	(38.3)	1,873.9
Small Commercial/Industrial	240.7	10.3	230.4	2,065.2	(81.1)	2,146.3
Large Commercial/Industrial	193.4	22.1	171.3	2,502.1	43.5	2,458.6
Other - Retail	5.2	0.2	5.0	34.9	(0.9)	35.8
Total Retail	699.1	41.0	658.1	6,437.8	(76.8)	6,514.6
Wholesale - Other	39.9	9.8	30.1	526.1	126.1	400.0
Resale - Utilities	15.2	7.1	8.1	437.6	126.9	310.7
Other Operating Revenues	8.4	3.0	5.4	—	—	—
Total	$762.6	$60.9	$701.7	7,401.5	176.2	7,225.3
Weather -- Degree Days (a)
Heating (936 Normal)				1,037	366	671
Cooling (171 Normal)				113	(95)	208

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $60.9 million, or 8.7%, when compared to the second quarter of 2010. The most significant factors that caused a change in revenues were:

•	2011 increase of approximately $47.2 million, reflecting the reduction of Point Beach bill credits to retail customers.

•
Net pricing increases totaling $10.2 million, which includes rates to recover the increase in 2011 fuel costs that became effective April 29, 2011. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

•	Unfavorable weather that decreased electric revenues by an estimated $22.5 million as compared to the second quarter of 2010.

As measured by cooling degree days, the second quarter of 2011 was 45.7% cooler than the same period in 2010 and 33.9% cooler than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, decreased by 3.0%. Electric sales to our largest customers, two iron ore mines, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the second quarter of 2011 as compared to the second quarter of 2010.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $27.6 million, or 10.6%, when compared to the second quarter of 2010. This increase was primarily caused by a 2.4% increase in total MWh sales, increased coal and transportation costs, and changes in the mix of MWh generation caused by plant outages that resulted in increased costs as compared to the second quarter of 2010.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2011 with the second quarter of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $35.7 million, or 20.7%, primarily because of

June 2011	26	Wisconsin Energy Corporation

Form 10-Q

cooler weather in the second quarter of 2011.

	Three Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)
Gas Operating Revenues	$207.8	$35.7	$172.1
Cost of Gas Sold	121.8	(26.0)	95.8
Gross Margin	$86.0	$9.7	$76.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2011 with the second quarter of 2010:

	Three Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$54.2	$6.0	$48.2	116.7	25.6	91.1
Commercial/Industrial	17.3	3.5	13.8	72.5	20.7	51.8
Interruptible	0.5	—	0.5	3.1	(0.8)	3.9
Total Retail	72.0	9.5	62.5	192.3	45.5	146.8
Transported Gas	12.2	1.1	11.1	203.4	13.3	190.1
Other	1.8	(0.9)	2.7	—	—	—
Total	$86.0	$9.7	$76.3	395.7	58.8	336.9
Weather -- Degree Days (a)
Heating (936 Normal)				1,037	366	671

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $9.7 million, or 12.7%, when compared to the second quarter of 2010. This increase primarily relates to an increase in sales volumes as a result of cooler weather during the second quarter of 2011 that increased heating loads. As measured by heating degree days, the second quarter of 2011 was 54.5% cooler than the same period in 2010 and 10.8% cooler than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $3.1 million, or approximately 0.8%, when compared to the second quarter of 2010.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $1.2 million, or approximately 1.9%, when compared to the second quarter of 2010, primarily because of an overall increase in utility plant in service.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached an agreement with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits were returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it was amortized to the income statement as we issued bill credits to customers. When the bill credits were issued to customers, we transferred cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. All bill credits associated with the sale of Point Beach were applied to customers as of December 31, 2010, and as a result, the Amortization of Gain was zero during the second quarter of 2011 as compared to $47.2 million during the second quarter of 2010.

June 2011	27	Wisconsin Energy Corporation

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

The table below reflects a full quarter's earnings in 2011 and 2010 for PWGS 1, PWGS 2, OC 1 and the common facilities for the Oak Creek expansion. It also reflects a full quarter's earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Three Months Ended June 30, 2011
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion		All Other	Total
Operating Revenues	$26.5	$82.2		$2.6	$111.3
Operation and Maintenance Expense	0.5	3.1	(a)	1.5	5.1
Depreciation Expense	5.0	12.9		0.4	18.3
Operating Income	$21.0	$66.2		$0.7	$87.9

	Three Months Ended June 30, 2010
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion		All Other	Total
Operating Revenues	$26.5	$56.0		$3.9	$86.4
Operation and Maintenance Expense	0.5	2.7	(a)	2.5	5.7
Depreciation Expense	4.9	8.5		0.4	13.8
Operating Income	$21.1	$44.8		$1.0	$66.9

(a)	Includes $2.8 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, of costs that are billed to Wisconsin Electric under the lease agreements.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by approximately $4.7 million, or 48.5%, when compared to the second quarter of 2010. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek AQCS project and the Glacier Hills Wind Park.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended June 30
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)
Gross Interest Costs	$63.1	$2.0	$65.1
Less: Capitalized Interest	5.7	(6.4)	12.1
Interest Expense, net	$57.4	$(4.4)	$53.0

Our gross interest costs decreased by $2.0 million, or 3.1%, during the second quarter of 2011, primarily because of a reduction in our long-term debt weighted-average interest rate and lower long-term debt balances compared to

June 2011	28	Wisconsin Energy Corporation

Form 10-Q

the same period in 2010. In April 2011, we used cash and commercial paper to retire $450 million of long-term debt that matured. Our capitalized interest decreased by $6.4 million primarily because we stopped capitalizing interest on OC 2 when it was placed in service in January 2011. As a result, our net interest expense increased by $4.4 million, or 8.3%, as compared to the second quarter of 2010.

CONSOLIDATED INCOME TAXES

For the second quarter of 2011, our effective tax rate applicable to continuing operations was 33.2% compared to 35.2% for the second quarter of 2010. During the second quarter of 2011, our tax expense was reduced by $2.2 million primarily due to the favorable resolution of uncertain tax positions. For additional information, see Note H -- Income Taxes in our 2010 Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2011

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first six months of 2011 with the first six months of 2010, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)
Utility Energy Segment	$301.1	$25.2	$275.9
Non-Utility Energy Segment	171.9	52.9	119.0
Corporate and Other	(3.0)	0.2	(3.2)
Total Operating Income	470.0	78.3	391.7
Equity in Earnings of Transmission Affiliate	30.7	0.4	30.3
Other Income, net	26.9	11.0	15.9
Interest Expense, net	120.8	(18.4)	102.4
Income from Continuing Operations Before Income Taxes	406.8	71.3	335.5
Income Taxes	137.9	(18.9)	119.0
Income from Continuing Operations	$268.9	$52.4	$216.5
Diluted Earnings Per Share from Continuing Operations	$1.14	$0.23	$0.91
Diluted Earnings Per Share from Discontinued Operations	$0.05	$0.04	$0.01

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $301.1 million of operating income during the first six months of 2011, an increase of $25.2 million, or 9.1%, compared with the first six months of 2010. The following table summarizes the operating income of this segment between the comparative periods:

June 2011	29	Wisconsin Energy Corporation

Form 10-Q

	Six Months Ended June 30
Utility Energy Segment	2011	B (W)	2010
	(Millions of Dollars)
Operating Revenues
Electric	$1,539.2	$133.7	$1,405.5
Gas	732.5	36.2	696.3
Other	22.7	1.1	21.6
Total Operating Revenues	2,294.4	171.0	2,123.4
Fuel and Purchased Power	556.0	(17.8)	538.2
Cost of Gas Sold	464.2	(12.6)	451.6
Gross Margin	1,274.2	140.6	1,133.6
Other Operating Expenses
Other Operation and Maintenance	789.7	(13.1)	776.6
Depreciation and Amortization	127.3	(2.1)	125.2
Property and Revenue Taxes	56.1	(3.6)	52.5
Total Operating Expenses	1,993.3	(49.2)	1,944.1
Amortization of Gain	—	(96.6)	96.6
Operating Income	$301.1	$25.2	$275.9

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2011 with the first six months of 2010:

	Six Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$542.8	$30.0	$512.8	3,865.6	(9.6)	3,875.2
Small Commercial/Industrial	487.1	39.6	447.5	4,263.9	(30.1)	4,294.0
Large Commercial/Industrial	372.0	45.6	326.4	4,875.8	52.9	4,822.9
Other - Retail	11.3	0.5	10.8	74.9	(1.3)	76.2
Total Retail	1,413.2	115.7	1,297.5	13,080.2	11.9	13,068.3
Wholesale - Other	75.9	4.4	71.5	1,004.9	(31.4)	1,036.3
Resale - Utilities	32.7	9.3	23.4	1,006.2	329.6	676.6
Other Operating Revenues	17.4	4.3	13.1	—	—	—
Total	$1,539.2	$133.7	$1,405.5	15,091.3	310.1	14,781.2
Weather -- Degree Days (a)
Heating (4,194 Normal)				4,481	666	3,815
Cooling (172 Normal)				113	(95)	208

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $133.7 million, or 9.5%, when compared to the first six months of 2010. The most significant factors that caused a change in revenues were:

•	2011 increase of approximately $96.6 million, reflecting the reduction of Point Beach bill credits to retail customers.

•
Net pricing increases totaling $28.2 million, which includes rates related to our 2010 fuel recovery request that became effective March 25, 2010, and our request to review 2011 fuel costs that became effective April 29, 2011. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

•	Unfavorable weather during the second quarter that decreased electric revenues by an estimated $9.3 million

June 2011	30	Wisconsin Energy Corporation

Form 10-Q

as compared to the first six months of 2010.

Electric sales to our largest customers, two iron ore mines, increased significantly for the first six months of 2011. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the first six months of 2011 as compared to the first six months of 2010.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $17.8 million, or 3.3%, when compared to the first six months of 2010. This increase was primarily caused by a 2.1% increase in total MWh sales, increased coal and transportation costs, and changes in the mix of MWh generation caused by plant outages that resulted in increased costs as compared to the first six months of 2010, partially offset by lower natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2011 with the first six months of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $36.2 million, or 5.2%, primarily because of colder weather during the first six months of 2011.

	Six Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)
Gas Operating Revenues	$732.5	$36.2	$696.3
Cost of Gas Sold	464.2	(12.6)	451.6
Gross Margin	$268.3	$23.6	$244.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2011 with the first six months of 2010:

	Six Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$172.8	$15.6	$157.2	507.7	67.8	439.9
Commercial/Industrial	62.5	7.9	54.6	293.9	43.1	250.8
Interruptible	1.1	(0.1)	1.2	9.5	(1.9)	11.4
Total Retail	236.4	23.4	213.0	811.1	109.0	702.1
Transported Gas	27.8	1.3	26.5	467.1	(7.4)	474.5
Other	4.1	(1.1)	5.2	—	—	—
Total	$268.3	$23.6	$244.7	1,278.2	101.6	1,176.6
Weather -- Degree Days (a)
Heating (4,194 Normal)				4,481	666	3,815

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $23.6 million, or 9.6%, when compared to the first six months of 2010. We estimate that approximately $22.5 million of this increase relates to an increase in sales volumes as a result of colder weather during the first six months of 2011 that increased heating loads. As measured by heating degree days, the first six months of 2011 were 17.5% colder than the same period in 2010 and 6.8% colder than normal.

June 2011	31	Wisconsin Energy Corporation

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $13.1 million, or approximately 1.7%, when compared to the first six months of 2010. Operation and maintenance expenses at our power plants increased approximately $5.9 million primarily because of higher maintenance costs at our power plants as a result of the timing of outages and increased costs related to our Oak Creek AQCS project. In addition, expenses related to our electric distribution system increased by approximately $3.3 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $2.1 million, or approximately 1.7%, when compared to the first six months of 2010, primarily because of an overall increase in utility plant in service.

Amortization of Gain

The Amortization of Gain was zero during the first six months of 2011 as compared to $96.6 million during the first six months of 2010. For additional information, see Amortization of Gain under Results of Operations -- Three Months Ended June 30, 2011.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The table below reflects six months of earnings in 2011 and 2010 for PWGS 1, PWGS 2 and the common facilities for the Oak Creek expansion. It also reflects five months of earnings in 2010 and six months of earnings in 2011 for OC 1, and five and a half months of earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Six Months Ended June 30, 2011
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion		All Other	Total
Operating Revenues	$52.5	$159.4		$2.6	$214.5
Operation and Maintenance Expense	0.6	3.7	(a)	2.3	6.6
Depreciation Expense	9.9	25.2		0.9	36.0
Operating Income (Loss)	$42.0	$130.5		$(0.6)	$171.9

	Six Months Ended June 30, 2010
	(Millions of Dollars)
	Port Washington	Oak Creek Expansion		All Other	Total
Operating Revenues	$52.5	$95.4		$4.1	$152.0
Operation and Maintenance Expense	0.6	3.4	(a)	3.4	7.4
Depreciation Expense	9.9	14.9		0.8	25.6
Operating Income (Loss)	$42.0	$77.1		$(0.1)	$119.0

(a)	Includes $3.1 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively, of costs that are billed to Wisconsin Electric under the lease agreements.

CONSOLIDATED OTHER INCOME, NET

Other income, net increased by approximately $11.0 million, or 69.2%, when compared to the first six months of 2010. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek

June 2011	32	Wisconsin Energy Corporation

Form 10-Q

AQCS project and the Glacier Hills Wind Park.

CONSOLIDATED INTEREST EXPENSE, NET

	Six Months Ended June 30
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)
Gross Interest Costs	$133.0	$(4.8)	$128.2
Less: Capitalized Interest	12.2	(13.6)	25.8
Interest Expense, net	$120.8	$(18.4)	$102.4

Our gross interest costs increased by $4.8 million, or 3.7%, during the first six months of 2011, primarily because of higher long-term debt balances compared to the same period in 2010. In January 2011, we issued $420 million of long-term debt and used the net proceeds to repay short-term debt incurred to finance the construction of OC 2 and for other corporate purposes. Partially offsetting this increase, in April 2011, we used cash and commercial paper to retire $450 million of long-term debt that matured. Our capitalized interest decreased by $13.6 million primarily because we stopped capitalizing interest on OC 2 when it was placed in service in January 2011. As a result, our net interest expense increased by $18.4 million, or 18.0%, as compared to the first six months of 2010.

CONSOLIDATED INCOME TAXES

For the first six months of 2011, our effective tax rate applicable to continuing operations was 33.9% compared to 35.5% for the first six months of 2010. During the first six months of 2011, our tax expense was reduced by $2.2 million primarily due to the favorable resolution of uncertain tax positions. For additional information, see Note H -- Income Taxes in our 2010 Annual Report on Form 10-K. We expect our 2011 annual effective tax rate to be between 34% and 35%.

DISCONTINUED OPERATIONS

During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

The following summarizes our cash flows from continuing operations during the six months ended June 30:

Wisconsin Energy Corporation	2011	2010
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$648.6	$423.7
Investing Activities	$(367.5)	$(275.3)
Financing Activities	$(295.0)	$(158.1)

Operating Activities

Cash provided by operating activities was $648.6 million during the six months ended June 30, 2011 as compared to $423.7 million during the six months ended June 30, 2010. The largest increases in cash provided by operating activities related to higher net income, higher depreciation expense, higher deferred income tax benefits and the elimination of the amortization of the gain on the sale of Point Beach. Combined these items totaled $586.6 million during the first six months of 2011 as compared to $286.5 million during the first six months of 2010. We expect this trend to continue during 2011. The largest reduction in cash provided by operating activities related to our contributions to qualified benefit plans. During the first six months of 2011, we contributed $122.4 million to our

June 2011	33	Wisconsin Energy Corporation

Form 10-Q

qualified benefit plans. We made no contributions to our qualified plans during the first six months of 2010.

Investing Activities

Cash used in investing activities was $367.5 million during the six months ended June 30, 2011, which was $92.2 million higher than the same period in 2010. This increase in cash used reflects changes in restricted cash, partially offset by decreased capital expenditures. During the first six months of 2011, our restricted cash increased primarily because of the nuclear fuel settlement we received from the DOE. During the same period in 2010, there was a decrease due to the release of restricted cash related to the Point Beach bill credits. See Nuclear Operations in this report for additional information regarding the settlement with the DOE. In addition, capital expenditures decreased by approximately $32.0 million during the first six months of 2011 as compared to the first six months of 2010 as a result of the completion of construction of OC 1 in February 2010 and OC 2 in January 2011.

Financing Activities

Cash used in financing activities was $295.0 million during the six months ended June 30, 2011, which was $136.9 million higher than the same period in 2010. During the first six months of 2011, we decreased our total debt by $152.4 million compared to a decrease of $38.2 million in our total debt during the first six months of 2010. In addition, we paid $28.0 million more in cash dividends during the first six months of 2011 as compared to the first six months of 2010. In January 2011, our Board of Directors approved a 30.0% increase in the quarterly common stock dividend for 2011.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our short-term and long-term capital requirements primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

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

As of June 30, 2011, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $542.4 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first six months of 2011, our maximum commercial paper outstanding was $717.3 million with a weighted-average interest rate of 0.24%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of June 30, 2011:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)
Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$5.9	$494.1	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

The following table shows our capitalization structure as of June 30, 2011, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes (Junior Notes):

June 2011	34	Wisconsin Energy Corporation

Form 10-Q

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)
Common Equity	$3,947.6	$4,197.6
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,365.2	4,115.2
Short-Term Debt	542.4	542.4
Total Capitalization	$8,885.6	$8,885.6

Total Debt	$4,907.6	$4,657.6

Ratio of Debt to Total Capitalization	55.2%	52.4%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of June 30, 2011 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of June 30, 2011, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2011, S&P raised the rating of Wisconsin Energy's junior unsecured debt to BBB from BBB-; affirmed the ratings of the remaining debt of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and ERGSS; and revised the ratings outlooks assigned to each company from positive to stable.

In June 2011, Fitch affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas, Wisconsin Energy Capital Corporation and ERGSS, and the stable ratings outlooks assigned to each company.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K for additional information related to our credit rating risk.

June 2011	35	Wisconsin Energy Corporation

Form 10-Q

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2011 are expected to be principally for capital expenditures in our utility operations relating to our electric distribution system and environmental controls at our existing Oak Creek generating units. Our 2011 consolidated capital expenditure budget is approximately $950 million.

Common Stock Matters: On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. We did not repurchase any shares during the second quarter of 2011 pursuant to this program, but through July 29, 2011, we have acquired approximately 795,400 shares in open market purchases at a cost of $24.9 million.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.0 billion as of June 30, 2011 compared with $21.1 billion as of December 31, 2010. Our total contractual obligations and other commercial commitments as of June 30, 2011 decreased slightly compared with December 31, 2010 primarily due to long-term debt retired at its maturity in April 2011, partially offset by long-term debt issued in January 2011 in connection with the commercial operation of OC 2.

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

POWER THE FUTURE

OC 2 was placed into service on January 12, 2011. All of the PTF units are now in service and are positioned to provide a significant portion of our future generation needs. We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2 and OC 1 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. Wisconsin Electric is recovering the lease payments associated with OC 2 as authorized by the PSCW and FERC, and has requested authorization from the MPSC in the rate case filed in July 2011. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2010 Annual Report on Form 10-K for additional information on PTF.

June 2011	36	Wisconsin Energy Corporation

Form 10-Q

UTILITY RATES AND REGULATORY MATTERS

2012 Wisconsin Rate Case:   On May 26, 2011, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW to initiate rate proceedings. In lieu of a traditional rate proceeding, we have requested an alternative approach, which if approved by the PSCW, would result in no increase in 2012 base rates for our customers. In 2012, Wisconsin Electric and Wisconsin Gas would seek base rate increases to be effective in 2013. In order for us to proceed under this alternative approach, Wisconsin Electric and Wisconsin Gas requested that the PSCW issue an order that:

•	Authorizes Wisconsin Electric to suspend the amortization of $148 million of regulatory costs during 2012, with amortization to begin again in 2013.

•	Authorizes $148 million of carrying costs and depreciation on previously authorized air quality and renewable energy projects, effective January 1, 2012.

•	Authorizes the refund of $26 million of net proceeds from Wisconsin Electric's settlement of the spent nuclear fuel litigation with the DOE.

•
Authorizes Wisconsin Electric to reopen the rate proceeding in 2012 to address, for rates effective in 2013, all issues set aside during 2012, including the determination of the final approved construction costs for the Oak Creek expansion.

•	Schedules a proceeding to establish a 2012 fuel cost plan.

The application states that if we receive an order from the PSCW that addresses only a portion of these issues, or that includes additional conditions, we would instead proceed with a traditional rate case. If we found it necessary to proceed with a traditional rate case, we expect Wisconsin Electric's rate request would include increases of approximately 6.0% for its electric customers, 0.9% for its natural gas customers, 10.2% for its Valley steam utility customers and 6.9% for its Milwaukee County steam utility customers. We expect Wisconsin Gas would request a 0.2% rate increase for its natural gas customers. We expect a decision from the PSCW on our proposal in August 2011.

2012 Michigan Rate Case:   On July 5, 2011, Wisconsin Electric filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Michigan law allows utilities, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. Therefore, we expect to self-implement $7.7 million of the rate increase request effective in January 2012. A final decision from the MPSC is expected in July 2012.

2010 Wisconsin Rate Case:   As part of its final decision in the 2010 rate case, the PSCW authorized Wisconsin Electric to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, Wisconsin Electric filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. Wisconsin Electric requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs then embedded in rates. In December 2010, Wisconsin Electric reduced its request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision, which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase is being driven primarily by an increase in the delivered cost of coal.

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

June 2011	37	Wisconsin Energy Corporation

Form 10-Q

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

Renewable Energy Portfolio:   In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. At its April 28, 2011 open meeting, the PSCW expressed concern about the overall cost of the project for our electric customers and directed Wisconsin Electric and Domtar to propose a lower cost structure for electric customers. Wisconsin Electric and Domtar submitted a joint response on May 3, 2011. On May 12, 2011, the PSCW issued its final decision approving the project and construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013.

We have received all of the permits necessary to construct the biomass facility. In April 2011, opponents of the project filed a request for a contested case hearing related to the air pollution control construction permit issued by the WDNR. The WDNR denied the request in May 2011 because it was improperly filed. In June 2011, the opponents filed a petition for judicial review with the Marathon County Circuit Court seeking review of the WDNR's decision to deny the request for a contested case hearing. On July 8, 2011, we filed a request to intervene in the judicial proceeding.

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital, of approximately $38 million.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

MISO:   As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2011 through May 31, 2012. The resulting ARR valuation and the secured FTRs should mitigate our transmission congestion risk for that period.

June 2011	38	Wisconsin Energy Corporation

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

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology (MACT) limits for fossil-fuel fired electric generating units to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. In April 2010, the D.C. District Court approved a settlement agreement between the EPA and the plaintiffs in the litigation setting a firm schedule for the remanded rule-making. In accordance with this settlement, the EPA issued a proposed rule on March 16, 2011, and is required to issue the final rule by November 16, 2011. The proposed MACT rule is intended to reduce emissions of numerous hazardous air pollutants, including mercury. We are evaluating the potential impact of the proposed rule on the operation of our existing coal-fired generation facilities. Based upon our review, the Milwaukee County, Valley and Presque Isle power plants may require additional modifications. In addition, we believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions those plants well to meet the proposed requirements.

Cross-State Air Pollution Rule:   On July 6, 2011, the EPA signed a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule had been proposed in 2010 to replace the Clean Air Interstate Rule, which had been invalidated and remanded to the EPA in 2008.

The stated purpose of the CSAPR is to limit the interstate transport of emissions of nitrogen oxides and sulfur dioxide that contribute to fine particulate matter and ozone in downwind states. While the rule does not yet have a published effective date, compliance is required in 2012. Although we believe the previous installation of controls on our generation fleet will help us to meet the requirements of CSAPR, we are still evaluating this rule and are currently unable to determine its impact on our operations, if any.

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

June 2011	39	Wisconsin Energy Corporation

Form 10-Q

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

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. The plaintiff is opposing the Committee's actions and the Court has not yet decided what deference, if any, to give to the Committee's decision. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

Stray Voltage:   In recent years, dairy farmers have commenced actions or made claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of these rulings, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern." In December 2008, a stray voltage lawsuit was filed against Wisconsin Electric. This lawsuit was settled in May 2011. This settlement did not have a material adverse effect on our financial condition or results of operations. Another stray voltage lawsuit was filed against Wisconsin Electric on January 27, 2011. We do not believe this lawsuit has merit and we will vigorously defend it. This lawsuit is not expected to have a material adverse effect on our financial statements. We continue to evaluate various options and strategies to mitigate this risk.

June 2011	40	Wisconsin Energy Corporation

Form 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2010. For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2010 Annual Report on Form 10-K.

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

June 2011	41	Wisconsin Energy Corporation

Form 10-Q

OTHER MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 2 of this report for information regarding a lawsuit filed against the Plan, as well as information concerning stray voltage litigation. The lawsuit involving the Plan was previously reported in Part II -- Other Information in our Form 10-Q for the quarter ended March 31, 2011.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2010. See Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

2011	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
April 1 - April 30	4,272	$29.57	—	$—
May 1 - May 31	—	$—	—	$—
June 1 - June 30	—	$—	—	$—
Total	4,272	$29.57	—	$—

(a) All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

The Compensation Committee previously approved, subject to stockholder approval, amendments to the Wisconsin Energy Corporation 1993 Omnibus Stock Incentive Plan, as amended and restated (OSIP), that would, among other things, (i) increase the number of shares of Wisconsin Energy common stock reserved for issuance under the OSIP by an additional 33,000,000 shares; (ii) establish a multiplier to count share usage for full share awards granted under the OSIP, such as restricted stock, of 4.23 shares for every share of Wisconsin Energy common stock issued under the OSIP; (iii) extend the expiration date of the OSIP to ten years after the 2011 annual meeting of stockholders (May 5, 2021); (iv) add restricted stock units and dividend equivalents as forms of awards; and (v) expand the performance criteria for "performance-based awards" to help ensure that such awards comply with Section 162(m) of the U.S. Internal Revenue Code, and establish Wisconsin Energy's authority to grant such awards under the OSIP through the 2016 annual meeting of stockholders. Wisconsin Energy's stockholders approved the amendments to the OSIP at their 2011 annual meeting.

In addition to the 33,000,000 shares reserved for issuance under the OSIP, there are 1,319,272 shares remaining from the shares previously authorized for issuance by Wisconsin Energy's stockholders.

The following summary of the other terms of the OSIP is not complete and is subject to, and qualified in its entirety by reference to, the full text of the OSIP which is attached as Exhibit 10.1 and incorporated herein by reference.

June 2011	42	Wisconsin Energy Corporation

Form 10-Q

The OSIP provides for administration by a committee, to be comprised of either the Compensation Committee or another committee designated by the Board consisting of non-employee directors. The Compensation Committee currently administers the OSIP. Among the committee's powers are the authority to interpret the OSIP, select participants and determine the form, amount and other terms and conditions of awards.

Directors, officers and other key employees of Wisconsin Energy or any of its subsidiaries are eligible to participate in the OSIP. In addition to restricted stock units and dividend equivalents, the other types of awards that may be granted under the OSIP include stock, stock options, restricted stock, stock appreciation rights and performance units. All awards will be settled in stock or cash as determined by the committee.

In the event of a "change in control" as defined in the OSIP, all outstanding options and stock appreciation rights will become immediately exercisable and all other awards will immediately vest with all performance goals immediately achieved.

The Board of Directors may terminate or amend the OSIP at any time, provided, however, without stockholder approval, the Board may not reduce the exercise price of outstanding stock options or stock appreciation rights or cancel outstanding options or stock appreciation rights in exchange for cash, other awards or options or stock appreciation rights having a lower exercise price.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Wisconsin Energy Corporation Omnibus Stock Incentive Plan, Amended and Restated Effective as of May 5, 2011.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2011	43	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 2, 2011	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2011	44	Wisconsin Energy Corporation