Form 10-K
period 2011-12-31
WISCONSIN ENERGY CORP
filed 2012-02-28
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was approximately $7.3 billion based upon the reported closing price of such securities as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2012):

Common Stock, $.01 Par Value,	230,461,537 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 3, 2012, are incorporated by reference into Part III hereof.

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2011
_______________________________________

3	Wisconsin Energy Corporation

2011 Form 10-K

4	Wisconsin Energy Corporation

2011 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
ERS	Elm Road Services, LLC
Minergy	Minergy LLC
WECC	Wisconsin Energy Capital Corporation
Wispark	Wispark LLC
Wisvest	Wisvest LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
FIP	Federal Implementation Plan
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
NODA	Notice of Data Availability

5	Wisconsin Energy Corporation

2011 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

NOV	Notice of Violation
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
CPCN	Certificate of Public Convenience and Necessity
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Edison Sault	Edison Sault Electric Company
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
GDP	Gross Domestic Product
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007
LLC	Limited Liability Company
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
PUHCA 2005	Public Utility Holding Company Act of 2005
RCC	Replacement Capital Covenant dated May 11, 2007
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization
Settlement Agreement	Settlement Agreement and Release between ERS and Bechtel effective as of December 16, 2009
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand Watts)

6	Wisconsin Energy Corporation

2011 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
OPEB	Other Post-Retirement Employee Benefits

7	Wisconsin Energy Corporation

2011 Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, on-going legal proceedings, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets" or similar terms or variations of these terms.

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats and disruptions to our technology network; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate new environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; or inflation rates.

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

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; electric and gas industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cybersecurity threats; required approvals for new construction, and the siting approval process for new generation and transmission facilities and new pipeline construction; changes to the Federal Power Act and related regulations and enforcement thereof by the Federal Energy Regulatory Commission (FERC) and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; changes in the application of existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

8	Wisconsin Energy Corporation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION - (Cont'd)	2011 Form 10-K

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and IRS audits and other tax matters.

•	Failure of the court to approve the settlement agreement reached in the lawsuit against the Wisconsin Energy Corporation Retirement Account Plan (Plan).

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; and our credit ratings.

•	The investment performance of our pension and other post-retirement benefit trusts.

•	The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and any regulations promulgated thereunder.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

•
The effect of accounting pronouncements issued periodically by standard setting bodies, including any changes in regulatory accounting policies and practices and any requirement for U.S. registrants to follow International Financial Reporting Standards (IFRS) instead of Generally Accepted Accounting Principles (GAAP).

•	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.

•	The ability to obtain and retain short- and long-term contracts with wholesale customers.

•	The cyclical nature of property values that could affect our real estate investments.

•	Changes to the legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the state of Wisconsin's public utility holding company law.

•	Foreign governmental, economic, political and currency risks.

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

9	Wisconsin Energy Corporation

2011 Form 10-K

PART I

ITEM 1.	BUSINESS

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

Utility Energy Segment:   Our utility energy segment consists of Wisconsin Electric and Wisconsin Gas, operating together under the trade name of "We Energies." We Energies serves approximately 1,122,500 electric customers in Wisconsin and the Upper Peninsula of Michigan. We Energies serves approximately 1,068,200 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin.

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power, which owns and leases to Wisconsin Electric generation plants constructed as part of our PTF strategy. All four of the plants constructed as part of PTF have been placed in service. Port Washington Generating Station Unit 1 (PWGS 1) and Port Washington Generating Station Unit 2 (PWGS 2) are being leased to Wisconsin Electric under long-term leases that run for 25 years. Oak Creek expansion Unit 1 (OC 1) and Oak Creek expansion Unit 2 (OC 2) are being leased to Wisconsin Electric under long-term leases that run for 30 years.

For further financial information about our business segments, see Results of Operations in Item 7 and Note P -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

Reclassifications:   On January 20, 2011, our Board of Directors approved a two-for-one stock split of our common stock, which was effected through a stock dividend. New shares were distributed on March 1, 2011 to stockholders of record at the close of business on February 14, 2011. All share and per share information in this report has been restated for all periods presented to reflect this stock split.

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

Electric Sales

Our electric energy sales to all classes of customers totaled approximately 31.3 million MWh during 2011 and approximately 30.5 million MWh during 2010. We had approximately 1,122,500 electric customers as of December 31, 2011 and 1,120,200 electric customers as of December 31, 2010.

10	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

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

Electric Sales Growth:   Our service territory continued to experience growth in 2011 in sustained recovery from the significant economic recession that occurred during late 2008 and 2009. Our normalized 2011 retail electric sales, excluding our two largest customers, two iron ore mines, were approximately 0.4% higher than our normalized 2010 electric sales. As we look toward 2012 and beyond, we presently anticipate that total retail electric kWh sales of our utility energy segment and the associated peak electric demand will grow at annual rates of 0.5% to 1.0% over the next five years. These estimates assume normal weather and exclude the two iron ore mines.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. The combined electric energy sales to the two mines accounted for 7.1% and 6.9% of our total electric utility energy sales during 2011 and 2010, respectively. The mines have notified us that they expect production at one of the mines to be reduced in 2012.

Sales to Wholesale Customers:   During 2011, we sold wholesale electric energy to one municipally owned system, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin and Michigan. Our wholesale electric energy sales were also made to 14 other public utilities and power marketers throughout the region under rates approved by FERC. Wholesale sales accounted for approximately 13.1% of our total electric energy sales and 7.0% of total electric operating revenues during 2011, compared with 10.2% of total electric energy sales and 6.0% of total electric operating revenues during 2010.

Electric System Reliability Matters:   Our electric sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. The Public Service Commission of Wisconsin (PSCW) has planning reserve requirements consistent with the MISO calculated planning reserve margin. The Michigan Public Service Commission (MPSC) has not yet established guidelines in this area. In accordance with the MISO calculated planning reserve margin requirements, we had adequate capacity to meet all of our firm electric load obligations during 2011 and expect to have adequate capacity to meet all of our firm obligations during 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Supply

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to maintain a stable, reliable and affordable supply of electricity. We supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements, including the Point Beach Nuclear Power Plant (Point Beach) power purchase agreement discussed later in this report, and through spot purchases in the MISO Energy Markets.

Our installed capacity by fuel type as of December 31 is shown below:

	Dependable Capability in MW (a)
	2011	2010	2009
Coal (b)	3,880	3,646	3,131
Natural Gas - Combined Cycle	1,090	1,090	1,090
Natural Gas/Oil - Peaking Units (c)	1,150	1,150	1,150
Renewables (d)	118	86	86
Total	6,238	5,972	5,457

(a)
Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

11	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

(b)
The increase in 2011 as compared to 2010 reflects the January 2011 in-service date of OC 2, partially offset by the March 2011 sale of our interest in Edgewater Generating Unit 5. The increase in 2010 as compared to 2009 reflects the February 2010 in-service date of OC 1. Our share of the dependable capability of OC 1 and OC 2 is 528 MW each.

(c)
The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

(d)
Includes hydroelectric and wind generation. The increase in 2011 as compared to 2010 reflects the December 2011 in-service date of the Glacier Hills Wind Park. For purposes of measuring dependable capability, the 162 MW Glacier Hills Wind Park has a dependable capability of 32 MW and the 145 MW Blue Sky Green Field wind project has a dependable capability of 29 MW.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2011, as well as an estimate for 2012:

	Estimate	Actual
	2012	2011	2010	2009
Coal	48.6%	54.2%	53.9%	52.8%
Wind	2.0%	1.0%	1.0%	1.2%
Hydroelectric	1.1%	1.0%	1.0%	0.8%
Natural Gas -Combined Cycle	8.2%	6.6%	8.4%	7.6%
Natural Gas/Oil-Peaking Units	0.1%	0.1%	0.3%	0.2%
Net Generation	60.0%	62.9%	64.6%	62.6%
Purchased Power	40.0%	37.1%	35.4%	37.4%
Total	100.0%	100.0%	100.0%	100.0%

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2011	2010	2009
Coal	$29.78	$26.44	$25.01
Natural Gas - Combined Cycle	$38.02	$43.14	$51.67
Natural Gas/Oil - Peaking Units	$119.83	$97.36	$121.18
Purchased Power	$42.79	$43.11	$42.21

Historically, the fuel costs for coal have been under long-term contracts, which helped with price stability. Coal and associated transportation services have continued to see volatility in pricing due to increased domestic and world-wide demand for coal and the impacts of diesel costs which are incorporated into fuel surcharges on rail transportation.

Natural gas costs have been volatile. We have a PSCW-approved hedging program to help manage our natural gas price risk. This hedging program is generally implemented on a 36-month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the average costs of natural gas and purchased power shown above.

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming, Pennsylvania and Montana, as well as from various other states. During 2012, 100% of our projected coal requirements of 9.7 million tons are under contracts which are not tied to 2012 market pricing fluctuations. At the end of 2011, our coal-fired generation consisted of six operating plants with a dependable capability of approximately 3,880 MW.

12	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

The annual tonnage amounts contracted for 2012 through 2014 are as follows:

Year	Annual Tonnage
(Thousands)

2012	9,868
2013	6,205
2014	3,270

Coal Deliveries:   Approximately 100% of our 2012 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines, and transport coal for the Oak Creek expansion units from Pennsylvania and West Virginia. Coal from a Montana mine is also transported via rail to Lake Michigan transfer docks and delivered by lake vessel to the Milwaukee harbor for Milwaukee-based power plants. Montana and Wyoming coal for the Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery.

Certain of our coal transportation contracts contain fuel cost adjustments that are tied to changes in diesel fuel and crude oil prices. Currently, diesel fuel contracts are not actively traded; therefore, we use financial heating oil contracts to mitigate risk related to diesel fuel prices. We have a PSCW-approved hedging program that allows us to hedge up to 75% of our potential risks related to fuel surcharge exposure. The costs of this program are included in our fuel and purchased power costs.

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. (WPL), for our net book value, including working capital, of approximately $38 million.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four operating plants with a dependable capability of approximately 1,983 MW as of December 31, 2011.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, balancing and storage agreements intended to support the plants' variable usage.

We have a PSCW-approved hedging program that allows us to hedge up to 65% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at the Presque Isle Power Plant, and diesel engines at the Pleasant Prairie Power Plant and Valley Power Plant (VAPP). Our oil-fired generation had a dependable capability of approximately 257 MW as of December 31, 2011. Our natural gas-fired peaking units have the ability to burn oil if natural gas is not available due to delivery constraints. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Wisconsin Electric's hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 57 MW as of December 31, 2011. Of these 13 plants, 12 plants (86 MW of installed capacity) have long-term licenses from

13	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

FERC. The thirteenth plant, with an installed generating capacity of approximately 2 MW, is operated under a permit granted by another agency of the federal government.

Wind:   The Blue Sky Green Field wind farm project, which has 88 turbines with an installed capacity of 145 MW and a dependable capability of 29 MW, commenced commercial operation in May 2008. The Glacier Hills Wind Park, which has 90 turbines with an installed capacity of 162 MW and a dependable capability of 32 MW, commenced commercial operation in December 2011.

Biomass:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding Allowance for Funds Used During Construction (AFUDC), in the plant and we expect the plant to be completed during the fall of 2013.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments as of December 31, 2011 with unaffiliated parties for the next five years:

Year	MW

2012	1,440
2013	1,269
2014	1,269
2015	1,269
2016	1,269

The above commitments include approximately 1,030 MW per year related to the Point Beach long-term power purchase agreement. Under this agreement, we pay a predetermined price per MWh for energy delivered according to a schedule included in the agreement. The balance of these power purchase commitments are tolling arrangements whereby we are responsible for the procurement, delivery and the cost of natural gas fuel related to specific units identified in the contracts.

Electric Transmission and Energy Markets

American Transmission Company:   ATC is a regional transmission company that owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan and Illinois. ATC is expected to provide comparable service to all customers, including Wisconsin Electric, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and Wisconsin Electric is a non-transmission owning member and customer of MISO. We owned approximately 26.2% of ATC as of December 31, 2011 and 2010. For additional information, see Note Q -- Related Parties in the Notes to Consolidated Financial Statements.

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company (DATC), that will build, own and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

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

14	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics for the past five years:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2011	2010	2009	2008	2007

Operating Revenues (Millions)
Residential	$1,159.2	$1,114.3	$977.6	$962.5	$915.5
Small Commercial/Industrial	1,006.9	922.2	860.3	869.7	840.6
Large Commercial/Industrial	763.7	677.1	599.4	646.3	664.2
Other - Retail	22.9	21.9	21.2	20.8	19.2
Total Retail Revenues	2,952.7	2,735.5	2,458.5	2,499.3	2,439.5
Wholesale - Other	154.0	134.6	116.7	77.7	83.5
Resale - Utilities	69.5	40.4	47.5	37.7	110.7
Other Operating Revenues	35.1	25.8	62.3	45.9	40.9
Total Operating Revenues	$3,211.3	$2,936.3	$2,685.0	$2,660.6	$2,674.6

MWh Sales (Thousands)
Residential	8,278.5	8,426.3	7,949.3	8,277.1	8,416.1
Small Commercial/Industrial	8,795.8	8,823.3	8,571.6	9,023.7	9,185.4
Large Commercial/Industrial	9,992.2	9,961.5	9,140.3	10,691.7	11,036.7
Other - Retail	153.6	155.3	156.5	161.5	162.4
Total Retail Sales	27,220.1	27,366.4	25,817.7	28,154.0	28,800.6
Wholesale - Other	2,024.8	2,004.6	1,529.4	2,620.7	1,939.6
Resale - Utilities	2,065.7	1,103.8	1,548.9	881.0	1,920.7
Total Sales	31,310.6	30,474.8	28,896.0	31,655.7	32,660.9

Customers - End of Year (Thousands)
Residential	1,005.5	1,003.6	1,001.2	999.1	995.6
Small Commercial/Industrial	113.8	113.5	113.1	112.6	110.8
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.5	2.4	2.4	2.4	2.4
Total Customers	1,122.5	1,120.2	1,117.4	1,114.8	1,109.5

Customers - Average (Thousands)	1,121.0	1,118.7	1,115.5	1,111.8	1,105.5

Degree Days (a)
Heating (6,615 Normal)	6,633	6,183	6,825	7,073	6,508
Cooling (709 Normal)	793	944	475	593	800

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

15	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

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

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers, and annual gas sales are impacted by the variability of winter temperatures.

Total gas therms delivered, including customer-owned transported gas, were approximately 2,154.1 million therms during 2011, a 2.3% increase compared with 2010. As of December 31, 2011, we were transporting gas for approximately 1,400 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 41.8% of the total volumes delivered during 2011, 43.5% during 2010 and 40.4% during 2009. We had approximately 1,068,200 and 1,064,500 gas customers as of December 31, 2011 and 2010, respectively. Our peak daily send-out during 2011 was 1,545,577 Dth on February 9, 2011.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric generation represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to stay flat over the five-year period ending December 31, 2016 as new customer additions are expected to be offset by a reduction in the average use per customer. This forecast reflects a current year normalized sales level and normal weather.

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

16	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

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

Due to the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We target storage levels at approximately 35% of winter demand. Storage capacity, along with our gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

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

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like Wisconsin Gas and Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to the Wisconsin Electric and Wisconsin Gas approved Gas Cost Recovery Mechanisms (GCRMs). During 2011, we continued to participate in the capacity release market. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information on the GCRMs.

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

17	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics for the past five years:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2011	2010	2009	2008	2007

Operating Revenues (Millions)
Residential	$737.4	$754.2	$856.6	$1,057.6	$934.3
Commercial/Industrial	369.9	373.1	442.9	572.4	485.4
Interruptible	9.4	11.8	11.9	21.3	17.5
Total Retail Gas Sales	1,116.7	1,139.1	1,311.4	1,651.3	1,437.2
Transported Gas	49.2	48.0	44.8	47.2	48.4
Other Operating Revenues	15.3	3.1	11.7	(3.9)	(4.4)
Total Operating Revenues	$1,181.2	$1,190.2	$1,367.9	$1,694.6	$1,481.2

Therms Delivered (Millions)
Residential	776.8	741.2	803.4	841.8	791.7
Commercial/Industrial	461.7	429.6	479.4	503.2	461.9
Interruptible	16.0	19.4	19.1	23.0	22.7
Total Retail Gas Sales	1,254.5	1,190.2	1,301.9	1,368.0	1,276.3
Transported Gas	899.6	914.9	882.0	905.8	921.6
Total Therms Delivered	2,154.1	2,105.1	2,183.9	2,273.8	2,197.9

Customers - End of Year (Thousands)
Residential	975.2	971.7	967.7	963.9	957.9
Commercial/Industrial	91.5	91.3	91.1	91.0	90.2
Interruptible	0.1	0.1	0.1	0.1	0.1
Transported Gas	1.4	1.4	1.3	1.4	1.3
Total Customers	1,068.2	1,064.5	1,060.2	1,056.4	1,049.5

Customers - Average (Thousands)	1,064.1	1,060.2	1,055.6	1,050.2	1,042.8

Degree Days (a)
Heating (6,615 Normal)	6,633	6,183	6,825	7,073	6,508

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

OTHER UTILITY OPERATIONS

Steam Utility Operations:   Our steam utility generates, distributes and sells steam supplied by our VAPP and Milwaukee County Power Plant. We operate a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from VAPP, a coal-fired cogeneration facility. We also operate the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2011, the steam utility had $39.0 million of operating revenues from the sale of 2,733 million pounds of steam compared with $38.8 million of operating revenues from the sale of 2,740 million pounds of steam during 2010. As of December 31, 2011 and 2010, steam was used by approximately 465 customers and 460 customers, respectively, for processing, space heating, domestic hot water and humidification.

18	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment consists primarily of generating plants constructed as part of our PTF strategy. As of December 31, 2011, our PTF assets represented virtually all of our non-utility energy segment assets.

We Power

We Power, through wholly owned subsidiaries, has designed and built approximately 2,320 MW of new generation in Wisconsin, which is being leased to Wisconsin Electric under long-term leases. This new generation consists of approximately 1,230 MW of new capacity from OC 1 and OC 2, and 1,090 MW of capacity from PWGS 1 and PWGS 2. PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. OC 1 and OC 2 were placed in service in February 2010 and January 2011, respectively. In November 2005, two unaffiliated entities collectively purchased an ownership interest of approximately 17%, or 200 MW, in OC 1 and OC 2. Similar to the generating capacity at PWGS 1 and PWGS 2, We Power owns the remaining generating capacity at OC 1 and OC 2.

Our PTF strategy was designed to address Wisconsin Electric's electric supply needs by increasing the electric generating capacity in Wisconsin while allowing us to maintain a diversified fuel mix, by including both new coal-fired plants and natural-gas fired plants. Because of the significant investment necessary to construct these generating units, we constructed the plants under Wisconsin's Leased Generation Law, which became effective in August 2001 and allows a non-utility affiliate to construct an electric generating facility and lease it to the public utility. The law allows a public utility that has entered into a lease approved by the PSCW to recover fully in its retail electric rates that portion of any payments under the lease that the PSCW has allocated to the public utility's Wisconsin retail electric service, and all other costs that are prudently incurred in the public utility's operation and maintenance of the electric generating facility allocated to the utility's Wisconsin retail electric service. In addition, the PSCW may not modify or terminate a lease it has approved under the Leased Generation Law except as specifically provided in the lease or the PSCW's order approving the lease. This law effectively created regulatory certainty in light of the significant investment being made to construct the units. All four PTF units were constructed under leases approved by the PSCW. For additional background information on our PTF strategy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Developments - Corporate Strategy - Power the Future Strategy and - Factors Affecting Results, Liquidity and Capital Resources - Power the Future in Item 7 of our Form 10-K for the year ended December 31, 2007.

For further information about our PTF strategy, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7.

Wisvest LLC

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our PTF strategy, Wisvest discontinued its development activity. As of December 31, 2011, Wisvest's sole operating asset and investment is Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center.

19	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

OTHER NON-UTILITY OPERATIONS

Wispark LLC and Bostco LLC

Wispark and Bostco develop and invest in real estate, and combined had $85.0 million in real estate holdings as of December 31, 2011. Wispark has developed several business parks and other commercial real estate projects, primarily in southeastern Wisconsin.

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is a holding company, but is exempt from the requirements of the Public Utility Holding Company Act of 2005 (PUHCA 2005).

Non-Utility Asset Cap:   Pursuant to the non-utility asset cap provisions of Wisconsin's public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the law exempts energy-related assets, including the generating plants constructed by We Power as part of our PTF strategy and assets used for providing environmental engineering services and for processing waste materials, from being counted against the asset cap provided that they are employed in qualifying businesses. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2011.

Utility Energy Segment

Wisconsin Electric is a holding company because of its ownership interest in ATC, but is exempt from the requirements of PUHCA 2005.

Wisconsin Electric is subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act amended the Federal Power Act in 2005 to, among other things, make electric utility industry consolidation more feasible, authorize FERC to review proposed mergers and the acquisition of generation facilities, change the FERC regulatory scheme applicable to qualifying cogeneration facilities and modify certain other aspects of energy regulations and Federal tax policies applicable to Wisconsin Electric. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by FERC, which established mandatory electric reliability standards and which has the authority to levy monetary sanctions for failure to comply with these standards.

Wisconsin Electric and Wisconsin Gas are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is also subject to the regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric is subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Wisconsin Electric's hydroelectric facilities are regulated by FERC. Wisconsin Electric is subject to the regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting and with respect to our participation in the interstate natural gas pipeline capacity market. For information on how rates are set for our regulated entities, see Utility Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

20	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

The following table compares the source of our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2011:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Electric
Wisconsin - Retail	$2,775.8	86.4%	$2,568.3	87.5%	$2,379.2	88.6%
Michigan - Retail	212.0	6.6%	193.0	6.6%	141.6	5.3%
FERC - Wholesale	223.5	7.0%	175.0	5.9%	164.2	6.1%
Total	3,211.3	100.0%	2,936.3	100.0%	2,685.0	100.0%

Gas - Wisconsin - Retail	1,181.2	100.0%	1,190.2	100.0%	1,367.9	100.0%

Steam - Wisconsin - Retail	39.0	100.0%	38.8	100.0%	39.1	100.0%
Total Utility Operating Revenues	$4,431.5		$4,165.3		$4,092.0

The operations of Wisconsin Electric and Wisconsin Gas are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources.

Public Benefits and Renewable Portfolio Standard

Wisconsin Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Under this act, we must meet certain minimum requirements for renewable energy generation. For the years 2010 through 2014, we must increase our percentage of total retail energy sales provided by renewable sources (renewable energy percentage) by at least two percentage points from our baseline renewable percentage of 2.27% to a level of 4.27%. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. As of December 31, 2011, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. In addition, under this Act, 1.5% of utilities' annual operating revenues were required to be used to fund energy conservation programs in 2011.  The funding required by Act 141 decreased to 1.2% of annual operating revenues in 2012.

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

Non-Utility Energy Segment

We Power was formed to design, construct, own and lease the new generating capacity in our PTF strategy. We Power owns the interests in the companies that constructed this new generating capacity (collectively, the We Power project companies). These facilities are being leased on a long-term basis to Wisconsin Electric. We Power received determinations from FERC that upon the transfer of the facilities by lease to Wisconsin Electric, the We Power project companies are not deemed public utilities under the Federal Power Act and thus are not subject to FERC's jurisdiction.

Environmental permits necessary for operating the facilities are the responsibility of the operating entity, Wisconsin Electric.

21	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

ENVIRONMENTAL COMPLIANCE

Our operations are subject to extensive environmental regulations by state and federal environmental agencies governing air and water quality, hazardous and solid waste management, environmental remediation and management of natural resources. Costs associated with complying with these requirements are significant. Additional future environmental statutes and regulations or revisions to existing laws, including for example, additional regulation of greenhouse gas emissions, coal combustion products, air emissions or wastewater discharges, could significantly increase these environmental compliance costs.

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

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $120.3 million in 2011 compared with $215.5 million in 2010. Expenditures incurred during 2011 and 2010 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. These expenditures are expected to be approximately $71.0 million during 2012, reflecting the addition of Nitrogen Oxide (NOx), Sulfur Dioxide (SO2) and other pollution control equipment needed to comply with various rules promulgated by the EPA. Operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $79.0 million and $76.2 million during 2011 and 2010, respectively.

Coal Combustion Product Fills and Landfills

We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Some early designed and constructed coal combustion product landfills, which we used prior to developing this program, may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. In addition, fill areas for coal ash were used prior to the introduction of landfill regulations. Sites currently undergoing review include the following:

Oak Creek Site Landfills:   Groundwater impacts identified near the sites, located in the Village of Caledonia and the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to begin investigation in 2009 for the source of impacts found in monitoring wells on the site and surrounding area. Preliminary results indicate that the groundwater impacts may be naturally occurring or are from other sources based on groundwater flow direction and increasing concentrations of elements deeper in the ground. The WDNR began sampling work in 2011 to identify the source of the impacts.

See Item 3 Legal Proceedings -- Environmental Matters for a discussion of the bluff collapse at our Oak Creek Power Plant.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

22	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2011 Form 10-K

Employees:   As of December 31, 2011, we had the following number of employees:

	Total Employees	Represented Employees
Utility Energy Segment
Wisconsin Electric	4,133	2,685
Wisconsin Gas	450	314
Total	4,583	2,999
Non-Utility Energy Segment	7	—
Other	5	—
Total Employees	4,595	2,999

The employees represented under labor agreements were with the following bargaining units as of December 31, 2011:

	Number of Employees	Expiration Date of Current Labor Agreement
Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	1,853	August 15, 2012
Local 317 of International Union of Operating Engineers	548	March 31, 2013
Local 2006 Unit 5 of United Steel Workers	159	October 31, 2013
Local 510 of International Brotherhood of Electrical Workers	125	April 30, 2012
Total Wisconsin Electric	2,685

Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	85	August 15, 2012
Local 2006 Unit 1 of United Steel Workers	223	November 1, 2012
Local 2006 Unit 3 of United Steel Workers	6	February 28, 2013
Total Wisconsin Gas	314
Total Represented Employees	2,999

23	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 1A.	RISK FACTORS

Risks Related to the Operation of Our Business

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

We estimate that within our regulated energy segment, approximately 86% of our electric revenues are regulated by the PSCW, 7% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas and steam revenues are regulated by the PSCW. Our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there can be no assurance that we will be able to obtain rate adjustments in the future that will allow us to recover our costs and expenses and to maintain our current authorized rates of return.

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

24	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

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

We estimate that the final cost of the Oak Creek expansion is approximately $181 million, or 8.3%, over the amount initially approved by the PSCW, of which our share is approximately $154 million. This additional amount includes the amounts payable to Bechtel Power Corporation (Bechtel) pursuant to the Settlement Agreement. The order approving the Oak Creek expansion provides that if final costs are within 5% of the costs initially approved by the PSCW, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion to be recovered from Wisconsin Electric's ratepayers would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or an event of loss. In addition, the leases provided for a guaranteed in-service date of September 29, 2009 for OC 1 and September 29, 2010 for OC 2, and imposed liquidated damages of $250,000 per day, of which Elm Road Generating Station Supercritical, LLC's (ERGSS) share is approximately $208,350 per day, for failure to achieve the guaranteed in-service date unless the delays resulted from force majeure conditions or an excused event. ERGSS is entitled to receive its share of liquidated damages from Bechtel for each day Bechtel failed to achieve the same guaranteed in-service dates, unless the delays resulted from force majeure conditions or an excused event. Bechtel was granted total schedule relief of 120 days for OC 1 and 81 days for OC 2. All liquidated damages collected are for the benefit of Wisconsin Electric's customers. There is no guarantee that the PSCW will grant ERGSS the same schedule relief. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the units and to grant relief from liquidated damages. If the PSCW does not allow Wisconsin Electric to collect our share of the additional costs or grant ERGSS the same schedule relief, our results of operations could be adversely affected.

Customer growth in our service areas affects our results of operations.

Our results of operations are affected by customer growth in our service areas. Customer growth can be affected by population growth as well as economic factors in Wisconsin and the Upper Peninsula of Michigan, including job and income growth. Customer growth directly influences the demand for electricity and gas, and the need for additional power generation and generating facilities. Population declines and/or business closings in our service territories or slower than anticipated customer growth has a negative impact on our results of operations and cash flow.

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

Severe weather events, such as floods, droughts, tornadoes and blizzards, could result in substantial damage to or limit the operation of our facilities.

Severe weather events could result in substantial damage to our electric generating and gas distribution facilities, as well as ATC's transmission lines. Our hydroelectric generation operations could be adversely affected if there is a significant change in water levels in their respective waterways. In addition, a significant reduction in water levels in waterways that supply cooling water to our coal- and natural gas-fired power plants, whether by drought or otherwise, could restrict or prevent the operation of such facilities.

25	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

In the event we experience any of these weather events or other natural disaster, recovery of any costs in excess of any reserves or applicable insurance is subject to the approval of the PSCW and/or MPSC. There is no guarantee that we will be allowed to fully recover any such costs or that cost recovery will not be delayed or otherwise conditioned. Any denial or delay in recovery of any such costs could adversely affect our results of operations and cash flows.

In addition, damages resulting from severe weather events within our service territories may result in the loss of customers and reduced demand for electricity and natural gas for extended periods. Any significant loss of customers or reduction in demand could adversely affect our results of operations and cash flows.

Our financial performance may be adversely affected if we are unable to successfully operate our facilities.

Our financial performance depends on the successful operation of our electric generating and gas distribution facilities. Operation of these facilities involves many risks, including: operator error and breakdown or failure of equipment processes; fuel supply interruptions; labor disputes; operating limitations that may be imposed by environmental or other regulatory requirements; or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences. Unplanned outages can result in additional maintenance expenses as well as incremental replacement power costs. A decrease in revenues from these facilities or an increase in operating costs could adversely affect our results of operations and cash flows.

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

Wisconsin Electric burns natural gas in several of its peaking power plants and in PWGS 1 and PWGS 2, and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. Disruption in the supply of natural gas due to a curtailment in production or distribution can increase the cost of natural gas, as can international market conditions and demand for natural gas. Higher natural gas costs can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well.

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

26	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

their obligations to us. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. Furthermore, international demand for coal can impact its availability and cost. If we significantly reduce our inventory of coal and are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation from higher cost generating resources or through additional power purchases in the MISO Energy Markets.

Acts of terrorism could materially and adversely affect our financial condition and results of operations.

Our electric generation and gas distribution facilities, including the facilities of third parties on which we rely, could be targets of terrorist activities. A terrorist attack on our facilities (or those of third parties) could result in a full or partial disruption of our ability to generate, transmit, transport, purchase or distribute electricity or natural gas or cause environmental repercussions. Any operational disruption or environmental repercussions could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations and financial condition.

We could be the subject of cyber intrusions that disrupt our electric generation and gas distribution operations and/or result in security breaches that expose us to a risk of loss or misuse of confidential and proprietary information, litigation and potential liability.

Cyber intrusions, including those targeting the electronic control systems used at our generating facilities and for the electric and gas distribution systems, could result in a full or partial disruption of our electric generation and/or gas distribution operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Furthermore, we may need to obtain more expensive purchased power to meet customer demand for electricity if our electric generating facilities are unable to operate at full capacity as a result of a cyber intrusion. Any resulting loss of revenue or increase in expense could have a material adverse effect on our results of operations, cash flow and financial condition.

In addition, any theft, loss and/or fraudulent use of customer, stockholder, employee or proprietary data as a result of cyber intrusion or otherwise could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers, stockholders and regulators, among others.

As cyber attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our information and electronic control systems from outside intrusions and/or to obtain insurance coverage related to the threat of such attacks.

Wisconsin Electric could be subject to higher costs and penalties as a result of mandatory reliability standards.

Wisconsin Electric is subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation. The critical infrastructure protection standards focus on controlling access to critical and physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject Wisconsin Electric to higher operating costs. If Wisconsin Electric is found to be in noncompliance with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties.

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

27	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

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

The Dodd-Frank Act could impact our use of over-the-counter (OTC) derivatives. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of OTC derivatives, which could affect both the use and cost of OTC derivatives. The impact, if any, cannot be determined until the regulations are finalized.

Our revenues could be negatively impacted by competitive activity in the wholesale electricity markets.

FERC rules related to transmission are designed to facilitate competition in the wholesale electricity markets among regulated utilities, non-utility generators, wholesale power marketers and brokers by providing greater flexibility and more choices to wholesale customers, including initiatives designed to encourage the integration of renewable sources of supply. In addition, along with transactions contemplating physical delivery of energy, futures contracts and derivatives are traded on various commodities exchanges. We currently cannot predict the impact of these developments or the effect of changes in levels of wholesale supply and demand, which are driven by factors beyond our control.

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

These market designs have the potential to increase the costs of transmission, the costs associated with inefficient

28	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

Risks Related to Legislation and Regulation

We may face significant costs of compliance with existing and future environmental regulations.

Our operations are subject to extensive environmental legislation and regulation by state and federal environmental agencies governing, among other things, air emissions such as Carbon Dioxide (CO2), SO2, NOx, fine particulates and mercury; water discharges; and management of hazardous, toxic and solid wastes and substances. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities. In April 2003, Wisconsin Electric reached a Consent Decree with the EPA to significantly reduce air emissions from its coal-fired generating facilities. Through the end of 2011, we had invested approximately $1.0 billion to comply with the Consent Decree. The total cost of implementing the Consent Decree is currently estimated to be approximately $1.1 billion over the ten year period ending 2013.

Several new environmental regulations have recently been proposed or adopted, including the EPA's Cross-State Air Pollution Rule (CSAPR), the Mercury and Air Toxics Standards (MATS) rule (also referred to as the utility Maximum Achievable Control Technology (MACT) rule) and new SO2 National Ambient Air Quality Standards. Various petitioners have requested judicial and administrative review of many of these regulations, including CSAPR. The December 30, 2011 decision of the U.S. Court of Appeals for the District of Columbia to grant a motion to stay CSAPR, which was scheduled to become effective on January 1, 2012, adds substantial uncertainty as to what capital expenditures may be required to comply with new environmental regulations. Despite this uncertainty, we currently estimate the capital expenditures necessary to comply with these new environmental regulations, including the utility MACT rule, over the three year period ending 2014 could be up to $16 million more than the estimated cost of implementing the Consent Decree. These costs are included in the table under "Capital Expenditures" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Existing environmental regulations may be revised or new laws or regulations may be adopted at the federal or state level which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. In addition, the operation of emission control equipment and further regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants.

In the event we are not able to recover all of our environmental expenditures from our customers in the future, our results of operations could be adversely affected.

Environmental legislation and regulation and the related compliance costs could affect future unit retirement and replacement decisions, and could result in some of our coal-fired generating units being retired or converted to an alternative type of fuel. In order to comply with new environmental requirements we are currently exploring different alternatives with regard to the Presque Isle Power Plant in the Upper Peninsula of Michigan and the VAPP in Milwaukee, Wisconsin. We have committed to convert the VAPP from coal to natural gas if we are able to determine that such conversion will have a direct economic benefit to our customers and we receive approval from the PSCW. Costs associated with these potential actions could affect our results of operations and financial condition.

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

We may also be subject to potential liability in connection with the environmental condition of the facilities that we have previously owned and operated, regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. If we fail (or failed) to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and

29	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a significant adverse effect on our results of operations and financial condition.

Energy conservation and rate increases could negatively impact financial results.

Wisconsin and Michigan have adopted energy efficiency targets to reduce energy consumption by certain dates. To the extent there is any regulatory lag to adjust rates as a result of reduced sales from effective conservation measures, these measures could have a negative impact on our results of operations and cash flows.

In addition, any higher costs that are collected through rates could contribute to reduced demand for electricity, natural gas or steam, which could adversely impact our results of operations and financial condition.

We may face significant costs if coal combustion products are regulated as hazardous waste.

We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. In June 2010, the EPA issued draft rules for public comment proposing two alternative rules for regulating coal combustion products. One of the proposed rules classifies the materials as hazardous waste. We submitted comments on the proposed rules in 2010. The EPA also issued a Notice of Data Availability (NODA) in October 2011, and we submitted comments on the NODA in November 2011. If coal combustion products are classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program.

If coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company, which could adversely impact our results of operations and financial condition.

In addition, the EPA finalized the Commercial and Industrial Solid Waste Incineration Units rule under the Clean Air Act (CAA), and finalized a Non-Hazardous Secondary Materials Rule. Both of these rules have the potential to negatively affect our ability to reburn coal ash from power plants and landfills.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards has failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Although we cannot currently predict with any certainty what form these future regulations will take, the stringency of the regulations or when they will become effective, we do believe that future governmental legislation and/or regulation may require us to limit or control greenhouse gas emissions from our operations, purchase allowances for such emissions or otherwise incur costs in connection with such emissions.

While climate legislation has yet to be adopted, the EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the CAA. In December 2009, the EPA issued its endangerment finding related to greenhouse gas emissions, which set in motion a regulatory process that has led to the regulation of greenhouse gas emissions from stationary sources, including electric generating units. In March 2010, the EPA issued regulations governing the applicability of the CAA's permitting requirements for greenhouse gas emissions from facilities, including electric generating units. These rules became applicable to sources that are already subject to CAA permitting requirements, as well as new and modified sources, during 2011. Additionally, the EPA plans to propose new source performance standards pertaining to greenhouse gas emissions from certain new or modified coal-fired power plants by the end of May 2012. Regulation of greenhouse gas emissions from power plants may negatively impact our ability to perform maintenance or modify our existing facilities, and permit new facilities. Depending on the extent of rate recovery and other factors, these rules could have a material adverse impact on our financial condition.

Legislation to regulate greenhouse gas emissions and establish renewable and efficiency standards has also been considered on the state level. The state of Michigan has enacted legislation that calls for the implementation of a

30	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. The state of Wisconsin has adopted its own renewable portfolio standard and energy optimization targets. Although the Wisconsin legislature ultimately did not pass a legislative proposal to increase Wisconsin's renewable portfolio standard and energy optimization targets, there is no guarantee the legislature will not consider similar legislation in the future.

Some states and environmental groups are also bringing lawsuits against electric utilities and others to force reductions in greenhouse gas emissions based upon their contribution to the alleged public nuisance of climate change. On June 20, 2011, in Connecticut v. American Electric Power Co., however, the United States Supreme Court ruled that the plaintiffs in that litigation did not have standing to claim nuisance due to the release of greenhouse gas into the atmosphere by the defendants, and the plaintiffs have since voluntarily dismissed their remaining claims. Similar cases are pending in other courts.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with any future legislation, regulation or order that requires a reduction in greenhouse gas emissions or that cost recovery will not be delayed or otherwise conditioned. Any cap-and-trade or greenhouse gas tax program that may be adopted, either at the federal or state level, or other legislation, regulation or order designed to reduce greenhouse gas emissions could have a material adverse impact on our electric generation and natural gas distribution operations. Such regulation could make some of our electric generating units uneconomic to maintain or operate, and could adversely affect our future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

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

In addition, the Act precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the PSCW has first determined that the acquisition is in the best interests of utility customers, investors and the public. This provision and other requirements of the Act may delay or reduce the likelihood of a sale or change of control of Wisconsin Energy. As a result, stockholders may be deprived of opportunities to sell some or all of their shares of our common stock at prices that represent a premium over market prices.

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities and common stock. Successful implementation of our long-term business strategies is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, under competitive terms and rates. In addition, we rely on committed bank credit agreements as back-up liquidity which allows us to access the low cost commercial paper markets. If our access to any of these markets were limited, or our cost of capital significantly increased, due to a rating downgrade, an economic downturn or uncertainty, prevailing market conditions, concerns over foreign economic conditions and/or the ability of foreign governments and central banks to respond to changing economic conditions, a negative view of the utility industry, failures of financial institutions or other factors, our results of operations and financial condition could be materially and adversely affected.

31	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2011 Form 10-K

We are exposed to risks related to general economic conditions in our service territories.

Our electric and gas utility businesses are impacted by economic cycles and the competitiveness of the customers we serve. As the demand for products produced in our service area declines, we ordinarily experience reduced demand for electricity and/or natural gas. During 2011, our service territory experienced growth, but future growth could be impacted by the overall economy in our service territories. If the economic conditions in our service territories and/or demand for products produced in our service area does not continue to improve or declines again, we could experience a reduction in demand for electricity and/or natural gas that could result in decreased earnings and cash flow. We would also expect our collections of accounts receivable to be adversely impacted.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact our liquidity and results of operations.

Our cost of providing defined benefit pension plans is dependent upon a number of factors including actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. A decline in the market value of these assets, as experienced in prior periods, may increase our funding requirements. Changes in interest rates affect plan liabilities - as rates decrease, the liabilities increase, which could increase our funding requirements. Changes in demographics, such as an increase in the number of retirements or changes in life expectancy assumptions, may also increase our funding requirements. Changes made to the plans may also impact current and future pension costs. These additional funding obligations could have a material adverse impact on our cash flows, financial condition or results of operations.

Our ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. Our insurance coverage may not provide protection against all significant losses.

Our ability to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting our business, as well as by international, national, state or local events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all or at rates or terms similar to those presently available to us. A loss for which we are not fully insured could have a material adverse effect on our results of operations. In addition, our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject.

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

32	Wisconsin Energy Corporation

ITEM 2. PROPERTIES - (Cont'd)	2011 Form 10-K

As of December 31, 2011, we owned the following generating stations:

		No. of	Dependable
		Generating	Capability
Name	Fuel	Units	In MW (a)
Coal-Fired Plants
South Oak Creek	Coal	4	1,055
Oak Creek Expansion	Coal	2	1,056
Presque Isle	Coal	5	346
Pleasant Prairie	Coal	2	1,188
Valley	Coal	2	227
Milwaukee County	Coal	3	8
Total Coal-Fired Plants		18	3,880
Hydro Plants (13 in number)		33	57
Port Washington Generating Station	Gas	2	1,090
Germantown Combustion Turbines	Gas/Oil	5	345
Concord Combustion Turbines	Gas/Oil	4	400
Paris Combustion Turbines	Gas/Oil	4	400
Other Combustion Turbines & Diesel	Gas/Oil	2	5
Byron Wind Turbines	Wind	2	—
Blue Sky Green Field	Wind	88	29
Glacier Hills	Wind	90	32
Total System		248	6,238

(a)
Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values are established by tests and may change slightly from year to year.

As of December 31, 2011, we operated approximately 21,632 pole-miles of overhead distribution lines and 23,780 miles of underground distribution cable, as well as approximately 350 distribution substations and 287,446 line transformers.

As of December 31, 2011, our gas distribution system included approximately 20,687 miles of distribution and transmission mains connected at 183 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Pipeline Company, Great Lakes Transmission Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have liquefied natural gas storage plants which convert and store, in liquefied form, natural gas received during periods of low consumption. The liquefied natural gas storage plants have a send-out capability of 73,600 Dth per day. We also have propane air systems for peaking purposes. These propane air systems will provide approximately 2,960 Dth per day of supply to the system. Our gas distribution system consists almost entirely of plastic and coated steel pipe.

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

As of December 31, 2011, the combined steam systems supplied by the VAPP and Milwaukee County Power Plant consisted of approximately 43 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

33	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these other legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. Management believes that our existing facilities are in material compliance with applicable environmental requirements.

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the Air Quality Control System (AQCS) that is currently under construction, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations.

It is estimated that approximately 23,000 cubic yards of soil, coal ash and water was released from the bluff. This mixture of materials, along with several trailers, vehicles and other construction materials from the AQCS construction site, slid down the bluff to the shoreline area. Some of the soil and coal ash mixture fell into Lake Michigan.

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials have been removed from the area, and construction equipment and related materials have been removed from Lake Michigan. The clean-up work has been completed, and the bluff has been stabilized for the winter. We expect that permanent bluff stabilization efforts will commence during the second quarter of 2012.

We have consulted with nearby water utilities who have indicated that they have not detected any impacts to public drinking water supplies. In November 2011, the WDNR conducted a survey of Lake Michigan's lakebed. The survey did not locate any fly ash or construction materials on the lakebed immediately east and south of the Oak Creek site. Both water quality and sediment sampling have not indicated a serious risk of harm to human health or the environment.

We anticipate the WDNR will release its investigative findings during the first quarter of 2012. At this time, we cannot predict with certainty whether the WDNR or other regulatory agency will seek fines or penalties from us as a result of this incident.

In addition, on November 8, 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the CAA and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, Sierra Club has not indicated whether they intend to file suit.

Solvay Coke and Gas Site:   Wisconsin Electric and Wisconsin Gas have been identified as potentially responsible parties at the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site. In 2007, Wisconsin Electric, Wisconsin Gas and several other parties entered into an Administrative Settlement Agreement and Order with the EPA to perform additional investigation and assessment and reimburse the EPA's oversight costs. In-field investigation activities have commenced. Under the Administrative Settlement Agreement, neither Wisconsin Electric nor Wisconsin Gas admits to any liability for the site, waives any liability defenses, or commits to perform future site remedial activities. The companies' share of the costs to perform the required work and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

34	Wisconsin Energy Corporation

ITEM 3. LEGAL PROCEEDINGS - (Cont'd)	2011 Form 10-K

Edgewater Generating Unit 5:   In December 2009, the EPA issued a Notice of Violation (NOV) concerning several coal-fired power plants owned and operated by WPL, including Edgewater Generating Unit 5, of which Wisconsin Electric owned 25%. Due to its ownership interest at the time, Wisconsin Electric was named in the NOV. On March 1, 2011, Wisconsin Electric sold its interest to WPL. Although Wisconsin Electric sold its interest, it retained its share of liability, if any, related to the NOV. The NOV alleges that certain maintenance projects at WPL's units, including Edgewater 5, were undertaken without obtaining air permits required by the CAA. Wisconsin Electric, WPL and the co-owners of the other plants identified in the NOV are discussing resolution of this NOV with the EPA. At this time, we cannot predict the outcome of this matter.

In September 2010, the Sierra Club filed a complaint against WPL generally alleging air permitting and opacity violations at the Edgewater Generating Station. Wisconsin Electric is not a named party to this litigation. WPL, the other co-owner of the Edgewater Generating Station, and Wisconsin Electric as a former co-owner, are discussing resolution of this matter with the Sierra Club. At this time, we cannot predict the outcome of this matter.

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

Stray Voltage:   Dairy farmers continue to make claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7.

Cash Balance Pension Plan:   See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7 and Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements for information regarding a lawsuit filed against the Plan.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

35	Wisconsin Energy Corporation

2011 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2011 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa.   Age 61.

•	Wisconsin Energy -- Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.

•	Wisconsin Electric -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•	Wisconsin Gas -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•	Director of Joy Global, Inc. and Badger Meter, Inc.

•	Director of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since 2003.

Charles R. Cole.   Age 65.

•	Wisconsin Electric -- Senior Vice President since 2001.

•	Wisconsin Gas -- Senior Vice President since July 2004.

Mr. Cole is retiring effective March 1, 2012.

Stephen P. Dickson.   Age 51.

•	Wisconsin Energy -- Vice President since 2005. Controller since 2000.

•	Wisconsin Electric -- Vice President since 2005. Controller since 2000.

•	Wisconsin Gas -- Vice President since 2005. Controller since 1998.

James C. Fleming.   Age 66.

•	Wisconsin Energy -- General Counsel since March 2006. Executive Vice President since January 2006.

•	Wisconsin Electric -- General Counsel since March 2006. Executive Vice President since January 2006.

•	Wisconsin Gas -- General Counsel since March 2006. Executive Vice President since January 2006.

Mr. Fleming is retiring effective April 1, 2012.

J. Kevin Fletcher.   Age 53.

•	Wisconsin Electric -- Senior Vice President since October 2011.

•	Wisconsin Gas -- Senior Vice President since October 2011.

•
Georgia Power -- Vice President - Community and Economic Development from 2007 to October 2011. Georgia Power is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Robert M. Garvin.   Age 45.

•	Wisconsin Energy -- Senior Vice President since April 2011.

•	Wisconsin Electric -- Senior Vice President since April 2011.

•	Wisconsin Gas -- Senior Vice President since April 2011.

•	American Transmission Co. -- Vice President and General Counsel from 2009 to April 2011.

•	NextEra Energy Resources -- Vice President from 2007 to 2009.

•	Commissioner - Public Service Commission of Wisconsin -- 2001 to 2007.

Frederick D. Kuester.   Age 61.

•	Wisconsin Energy -- Executive Vice President since May 2004. Chief Financial Officer since March 2011.

•	Wisconsin Electric -- Executive Vice President since May 2004. Chief Operating Officer from October 2003 until February 2011. Chief Financial Officer since March 2011.

•	Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer since March 2011.

Mirant Corporation, of which Mr. Kuester was Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia - Pacific Limited from 1999 to October 2003, and certain of its subsidiaries

36	Wisconsin Energy Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT - (Cont'd)	2011 Form 10-K

voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett.   Age 45.

•	Wisconsin Energy -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 until February 2011.

•	Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 until February 2011.

•	Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 until February 2011.

Kristine A. Rappé.   Age 55.

•	Wisconsin Energy -- Senior Vice President and Chief Administrative Officer since May 2004.

•	Wisconsin Electric -- Senior Vice President and Chief Administrative Officer since May 2004.

•	Wisconsin Gas -- Senior Vice President and Chief Administrative Officer since May 2004.

Certain executive officers also hold offices in our non-utility subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2011, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had approximately 42,550 registered stockholders.

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

On January 19, 2012, our Board of Directors approved a new dividend policy. Pursuant to this new policy, we will target a dividend payout ratio that trends toward 60% in the year 2014. At the same time, in accordance with that policy, our Board of Directors increased our quarterly dividend to $0.30 per share effective with the first quarter 2012 dividend payment, which would result in annual dividends of $1.20 per share.

On January 20, 2011, our Board of Directors approved a two-for-one stock split of our common stock, which was effected through a stock dividend. Stockholders of record at the close of business on February 14, 2011 were entitled to one additional share of Wisconsin Energy common stock for each share then owned. The additional

37	Wisconsin Energy Corporation

ITEM 5.	MARKET FOR RESITRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - (Cont'd)	2011 Form 10-K

shares were distributed on March 1, 2011. The table below reflects the impact of the two-for-one stock split.

Range of Wisconsin Energy Common Stock Prices and Dividends:

	2011			2010
Quarter	High	Low	Dividend	High	Low	Dividend

First	$31.01	$28.83	$0.26	$25.71	$23.44	$0.20
Second	$31.89	$29.39	0.26	$26.90	$23.42	0.20
Third	$32.49	$27.00	0.26	$29.29	$24.71	0.20
Fourth	$35.38	$29.82	0.26	$30.51	$28.76	0.20
Annual	$35.38	$27.00	$1.04	$30.51	$23.42	$0.80

ISSUER PURCHASES OF EQUITY SECURITIES

2011	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)

October 1 - October 31	2,598	$31.45	—	$225.1
November 1 - November 30	777,317	$32.25	777,317	$200.0
December 1 - December 31	—	$—	—	$200.0
Total	779,915	$32.24	777,317

(a)	All shares reported during October 2011 were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b)	On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

38	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2011	2010	2009	2008	2007
Year Ended December 31
Net income - Continuing Operations (Millions)	$512.8	$454.4	$375.7	$355.1	$332.4
Earnings per share - Continuing Operations
Basic	$2.20	$1.94	$1.61	$1.52	$1.42
Diluted	$2.18	$1.92	$1.59	$1.50	$1.40

Dividends per share of common stock	$1.04	$0.80	$0.675	$0.54	$0.50

Operating revenues (Millions)
Utility energy	$4,431.5	$4,165.3	$4,092.0	$4,395.5	$4,190.9
Non-utility energy	435.1	320.2	163.1	126.2	75.7
Eliminations and Other	(380.2)	(283.0)	(154.2)	(119.3)	(62.3)
Total operating revenues	$4,486.4	$4,202.5	$4,100.9	$4,402.4	$4,204.3

As of December 31 (Millions)
Total assets	$13,862.1	$13,059.8	$12,697.9	$12,617.8	$11,720.3
Long-term debt (including current maturities) and capital lease obligations	$4,646.9	$4,405.4	$4,171.5	$4,136.5	$3,525.3
Common Stock Closing Price	$34.96	$29.43	$24.92	$20.99	$24.36

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars, Except Per Share Amounts) (a)
	March		June
Three Months Ended	2011	2010	2011	2010
Operating revenues	$1,328.7	$1,248.6	$991.7	$890.9
Operating income	295.6	228.4	174.4	163.3

Income from Continuing Operations	170.9	129.0	98.0	87.5
Income (loss) from Discontinued Operations	—	0.7	11.5	1.2
Total Net Income	$170.9	$129.7	$109.5	$88.7

Earnings per share of common stock (basic) (b)
Continuing operations	$0.73	$0.55	$0.42	$0.37
Discontinued operations	—	—	0.05	0.01
Total earnings per share (basic)	$0.73	$0.55	$0.47	$0.38
Earnings per share of common stock (diluted) (b)
Continuing operations	$0.72	$0.55	$0.41	$0.37
Discontinued operations	—	—	0.05	—
Total earnings per share (diluted)	$0.72	$0.55	$0.46	$0.37

	September		December
Three Months Ended	2011	2010	2011	2010
Operating revenues	$1,052.8	$973.2	$1,113.2	$1,089.8
Operating income	224.3	203.0	193.0	215.7

Income from Continuing Operations	129.8	112.3	114.1	125.6
Income (loss) from Discontinued Operations	—	(0.1)	1.9	0.3
Total Net Income	$129.8	$112.2	$116.0	$125.9

Earnings per share of common stock (basic) (b)
Continuing operations	$0.56	$0.48	$0.49	$0.54
Discontinued operations	—	—	0.01	—
Total earnings per share (basic)	$0.56	$0.48	$0.50	$0.54
Earnings per share of common stock (diluted) (b)
Continuing operations	$0.55	$0.47	$0.49	$0.53
Discontinued operations	—	—	0.01	—
Total earnings per share (diluted)	$0.55	$0.47	$0.50	$0.53

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b)	Quarterly earnings per share may not total to the amounts reported for the year because the computation is based on the weighted average common shares outstanding during each quarter.

39	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Our regulated utility business primarily consists of electric generation assets and the electric and gas distribution assets that serve the electric and gas customers of We Energies. During 2011, our regulated utility earned $544.8 million of operating income. Over the next three years, we expect to invest approximately $2.0 billion in this business to construct renewable generation and environmental projects at our electric generation assets, to update the electric and gas distribution infrastructure, and for other utility projects.

We have a $349.7 million investment in ATC, which represents a 26.2% ownership interest. Our 2011 pre-tax earnings from ATC totaled $62.5 million and we received $49.7 million in dividends from ATC. Over the next three years, we expect to invest approximately $29.4 million in ATC as it continues to upgrade the transmission infrastructure within Wisconsin.

Our non-utility energy segment consists primarily of the four generation plants constructed as part of our PTF strategy. All four plants have been placed in service and are being leased to Wisconsin Electric under long-term leases that run for 25 years (PWGS 1 and PWGS 2) and 30 years (OC 1 and OC 2). We recognize revenues on a levelized basis over the life of the lease. During 2012, we expect this segment's operating income to be between $345 million and $350 million. Over the next three years, we expect to invest approximately $75 million in this segment. The PTF strategy was developed with the primary goal of constructing the four power plants discussed above. With the completion of the final PTF unit, OC 2, in January 2011, we believe that our future capital expenditures in this segment will consist primarily of smaller capital projects within the existing PTF units.

40	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for 2011, 2010 and 2009:

Wisconsin Energy Corporation	2011	2010	2009
	(Millions of Dollars)

Utility Energy	$544.8	$564.0	$550.9
Non-Utility Energy	348.9	252.4	120.1
Corporate and Other	(6.4)	(6.0)	(10.7)
Total Operating Income	887.3	810.4	660.3
Equity in Earnings of Transmission Affiliate	62.5	60.1	59.1
Other Income and Deductions, net	62.7	40.2	28.5
Interest Expense, net	235.8	206.4	156.7
Income from Continuing Operations Before Income Taxes	776.7	704.3	591.2
Income Tax Expense	263.9	249.9	215.5
Income from Continuing Operations	512.8	454.4	375.7
Income from Discontinued Operations, Net of Tax	13.4	2.1	6.7
Net Income	$526.2	$456.5	$382.4

Diluted Earnings Per Share
Continuing Operations	$2.18	$1.92	$1.59
Discontinued Operations	0.06	0.01	0.03
Total Diluted Earnings Per Share	$2.24	$1.93	$1.62

An analysis of contributions to operating income by segment and a more detailed analysis of results follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The following table summarizes our utility energy segment's operating income during 2011, 2010 and 2009:

Utility Energy Segment	2011	2010	2009
	(Millions of Dollars)
Operating Revenues
Electric	$3,211.3	$2,936.3	$2,685.0
Gas	1,181.2	1,190.2	1,367.9
Other	39.0	38.8	39.1
Total Operating Revenues	4,431.5	4,165.3	4,092.0
Fuel and Purchased Power	1,174.5	1,104.7	1,064.5
Cost of Gas Sold	728.7	751.5	912.0
Gross Margin	2,528.3	2,309.1	2,115.5
Other Operating Expenses
Other Operation and Maintenance	1,613.4	1,587.0	1,372.3
Depreciation and Amortization	257.0	251.4	313.1
Property and Revenue Taxes	113.1	105.1	109.9
Total Operating Expenses	3,886.7	3,799.7	3,771.8
Amortization of Gain	—	198.4	230.7
Operating Income	$544.8	$564.0	$550.9

41	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

2011 vs. 2010:   Our utility energy segment contributed $544.8 million of operating income during 2011 compared with $564.0 million of operating income during 2010. The decrease in operating income was primarily caused by increased other operation and maintenance expense and unfavorable weather during 2011 as compared to the prior year, partially offset by wholesale electric pricing increases and electric sales growth.

2010 vs. 2009:   Our utility energy segment contributed $564.0 million of operating income during 2010 compared with $550.9 million of operating income during 2009. The increase in operating income was primarily caused by favorable weather during 2010, partially offset by unfavorable recoveries of revenues associated with fuel and purchased power in 2010.

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2011 with similar information for 2010 and 2009, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			MWh Sales
Electric Utility Operations	2011	2010	2009	2011	2010	2009
	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$1,159.2	$1,114.3	$977.6	8,278.5	8,426.3	7,949.3
Small Commercial/Industrial	1,006.9	922.2	860.3	8,795.8	8,823.3	8,571.6
Large Commercial/Industrial	763.7	677.1	599.4	9,992.2	9,961.5	9,140.3
Other - Retail	22.9	21.9	21.2	153.6	155.3	156.5
Total Retail	2,952.7	2,735.5	2,458.5	27,220.1	27,366.4	25,817.7
Wholesale - Other	154.0	134.6	116.7	2,024.8	2,004.6	1,529.4
Resale - Utilities	69.5	40.4	47.5	2,065.7	1,103.8	1,548.9
Other Operating Revenues	35.1	25.8	62.3	—	—	—
Total	3,211.3	2,936.3	2,685.0	31,310.6	30,474.8	28,896.0

Fuel and Purchased Power
Fuel	644.4	570.5	518.3
Purchased Power	514.8	521.0	533.8
Total Fuel and Purchased Power	1,159.2	1,091.5	1,052.1
Total Electric Gross Margin	$2,052.1	$1,844.8	$1,632.9

Weather - Degree Days (a)
Heating (6,615 Normal)				6,633	6,183	6,825
Cooling (709 Normal)				793	944	475

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2011 vs. 2010:   Our electric utility operating revenues increased by $275.0 million, or 9.4%, when compared to 2010. The most significant factors that caused a change in revenues were:

•	2011 increase of approximately $198.4 million, reflecting the reduction of Point Beach bill credits to retail customers. For information on the bill credits, see Amortization of Gain below.

•
Net pricing increases totaling $48.8 million, which includes rates related to our 2010 fuel recovery request that became effective March 25, 2010, and our request to review 2011 fuel costs that became effective April 29, 2011. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

42	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

•	Unfavorable weather as compared to the prior year that decreased electric revenues by an estimated $40.5 million.

•	A $20.4 million increase in revenue from energy sold into the MISO Energy Markets, which was driven by increased MWh generation from our Oak Creek expansion units.

•	Net economic growth that increased electric revenues by an estimated $16.2 million as compared to 2010.

•	Higher MWh sales to our wholesale customers, which increased revenue by an estimated $10.4 million as compared to 2010.

As measured by cooling degree days, 2011 was 11.8% warmer than normal, but 16.0% cooler than 2010. The 1.8% decrease in residential sales volumes in 2011 is primarily attributable to weather. The estimated 1.8% impact of cooler summer weather on our small commercial/industrial sales volumes was almost entirely offset by an estimated 1.5% increase in sales due to modest economic growth. Increased sales to our largest customers, two iron ore mines, accounted for the increase in sales to our large commercial/industrial customers. If these sales are excluded, sales to our large commercial/industrial customers decreased by approximately 1.2% for 2011 as compared to 2010 primarily because of previously announced plant closings.

2010 vs. 2009:   Our electric utility operating revenues increased by $251.3 million, or 9.4%, when compared to 2009. The most significant factors that caused a change in revenues were:

•
Net pricing increases totaling $121.0 million related to Wisconsin and Michigan rate orders that became effective in 2010. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

•	Favorable weather that increased electric revenues by an estimated $103.4 million as compared to 2009.

•	Net economic growth that increased electric revenues by an estimated $43.0 million as compared to 2009.

•	2010 pricing increases totaling approximately $32.3 million, reflecting the reduction of Point Beach bill credits to retail customers.

As measured by cooling degree days, 2010 was 98.7% warmer than 2009 and 35.2% warmer than normal. Collectively, retail sales to our residential and small commercial/industrial customers, who are more weather sensitive, increased by 4.4%. Sales to our large commercial/industrial customers increased by 9.0% during 2010 as compared to 2009, primarily because of an improving economy. Electric sales to our largest customers, two iron ore mines, which represented approximately 6.9% of our annual sales in 2010, increased significantly for the year. If these sales are excluded, sales to our large commercial/industrial customers increased by 3.2% for 2010 as compared to 2009. The $36.5 million decline in Other Operating Revenues primarily relates to regulatory amortizations during 2010 as compared to 2009.

Electric Fuel and Purchased Power Expenses

2011 vs. 2010:   Our electric fuel and purchased power costs increased by $67.7 million, or approximately 6.2%, when compared to 2010. This increase was primarily caused by a 2.7% increase in total MWh sales as well as increased coal and related transportation costs, partially offset by lower natural gas prices.

2010 vs. 2009:   Our electric fuel and purchased power costs increased by $39.4 million, or approximately 3.7%, when compared to 2009. This increase was primarily caused by a 5.5% increase in total MWh sales, partially offset by a 1.6% decrease in the average cost/MWh between periods. The average cost/MWh was comparable between periods because of a 7.7% increase in generation from our lower cost coal units and a 16.5% decrease in the cost of natural gas used at the Port Washington Generating Station (PWGS), which was sufficient to offset the impact of a 5.7% increase in coal and related transportation costs and the increase in gas generation and purchased power utilized as a result of the increased sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2011, 2010 and 2009. Operating revenues and cost of gas sold has declined over the last three years due to the decline in the commodity cost of natural gas during this three year period.

43	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

Gas Utility Operations	2011	2010	2009
	(Millions of Dollars)

Operating Revenues	$1,181.2	$1,190.2	$1,367.9
Cost of Gas Sold	728.7	751.5	912.0
Gross Margin	$452.5	$438.7	$455.9

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under GCRMs. The following table compares our gas utility gross margin and therm deliveries by customer class during 2011, 2010 and 2009:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	2010	2009	2011	2010	2009
	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$290.2	$282.2	$291.5	776.8	741.2	803.4
Commercial/Industrial	101.5	95.8	104.6	461.7	429.6	479.4
Interruptible	1.8	2.2	2.0	16.0	19.4	19.1
Total Retail	393.5	380.2	398.1	1,254.5	1,190.2	1,301.9
Transported Gas	52.6	51.3	49.6	899.6	914.9	882.0
Other Operating	6.4	7.2	8.2	—	—	—
Total	$452.5	$438.7	$455.9	2,154.1	2,105.1	2,183.9

Weather - Degree Days (a)
Heating (6,615 Normal)				6,633	6,183	6,825

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2011 vs. 2010:   Our gas margin increased by $13.8 million, or approximately 3.1%, when compared to 2010 primarily because of an increase in sales volumes as a result of colder winter weather in 2011 as compared to 2010. As measured by heating degree days, 2011 was 7.3% colder than 2010 and 0.3% colder than normal.

Winter weather is the most significant variable for our gas margin.

2010 vs. 2009:   Our gas margin decreased by $17.2 million, or approximately 3.8%, when compared to 2009 primarily because of a decline in sales volumes as a result of warmer winter weather in 2010 as compared to 2009. As measured by heating degree days, 2010 was 9.4% warmer than 2009 and 6.5% warmer than normal.

Other Operation and Maintenance Expense

2011 vs. 2010:   Our other operation and maintenance expense increased by $26.4 million, or approximately 1.7%, when compared to 2010. Higher maintenance costs at one of our natural gas peaking plants, increased spending on forestry work for our electric distribution system and increased costs associated with the amortization of deferred PTF costs related to wholesale and Michigan customers were the primary drivers of the increase.

Our utility operation and maintenance expenses are influenced by, among other things, labor costs, employee benefit costs, plant outages and amortization of regulatory assets. We expect our 2012 other operation and maintenance expense to decrease by $148 million because of the one year elimination of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

44	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

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

Depreciation and Amortization Expense

2011 vs. 2010:   Depreciation and Amortization expense increased by $5.6 million, or approximately 2.2%, when compared to 2010. This increase was primarily because of an overall increase in utility plant in service.

We expect depreciation and amortization expense to increase in 2012 as a result of an increase in utility plant in service related to the Glacier Hills Wind Park, which went in service in December 2011, and the Oak Creek AQCS project, which is scheduled to go in service in 2012.

2010 vs. 2009:   Depreciation and Amortization expense decreased by $61.7 million, or approximately 19.7%, when compared to 2009. This decrease was primarily because of new depreciation rates that were implemented in connection with the 2010 PSCW rate case order. The new depreciation rates generally reflect longer lives for our utility assets.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached an agreement with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits were returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it was amortized to the income statement as we issued bill credits to customers. When the bill credits were issued to customers, we transferred cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. All bill credits associated with the sale of Point Beach were applied to customers as of December 31, 2010, and as a result, the Amortization of Gain was zero during 2011 as compared to $198.4 million during 2010 and $230.7 million during 2009.

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

The table below reflects:

•	A full year's earnings for 2011, 2010 and 2009 for:

◦	PWGS 1;

◦	PWGS 2;

◦	the coal handling system for the Oak Creek expansion; and

◦	the water intake system for the Oak Creek expansion

•	A full year's earnings for 2011 and approximately eleven months of earnings for 2010 for OC 1; and

•	Approximately eleven and a half months of earnings for 2011 for OC 2.

45	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

This segment reflects the lease revenues on the new units as well as the depreciation expense. Operating and maintenance costs and limited management fees associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Year Ended December 31, 2011
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$104.7	$320.5	$9.9	$435.1
Operation and Maintenance Expense	0.8	4.6	8.3	13.7
Depreciation Expense	19.8	51.0	1.7	72.5
Operating Income (Loss)	$84.1	$264.9	$(0.1)	$348.9

	Year Ended December 31, 2010
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$104.6	$203.3	$12.3	$320.2
Operation and Maintenance Expense	0.8	4.7	8.8	14.3
Depreciation Expense	19.8	32.0	1.7	53.5
Operating Income	$84.0	$166.6	$1.8	$252.4

	Year Ended December 31, 2009
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$104.8	$48.0	$10.3	$163.1
Operation and Maintenance Expense	0.9	5.2	7.7	13.8
Depreciation Expense	19.8	7.8	1.6	29.2
Operating Income	$84.1	$35.0	$1.0	$120.1

In 2012, we expect our non-utility energy segment to generate slightly higher operating income because OC 2 went into service on January 12, 2011 and changes in the depreciable lives of the plants.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

2011 vs. 2010:   Corporate and other affiliates had an operating loss of $6.4 million in 2011 compared with an operating loss of $6.0 million in 2010.

2010 vs. 2009:   Corporate and other affiliates had an operating loss of $6.0 million in 2010 compared with an operating loss of $10.7 million in 2009. This change is primarily due to a reduction in other operation and maintenance expense.

46	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

CONSOLIDATED OTHER INCOME AND DEDUCTIONS, NET

Other Income and Deductions, net	2011	2010	2009
	(Millions of Dollars)

AFUDC - Equity	$59.4	$32.5	$16.0
Gain on Property Sales	2.4	4.4	1.7
Other, net	0.9	3.3	10.8
Total Other Income and Deductions, net	$62.7	$40.2	$28.5

2011 vs. 2010:   Other income and deductions, net increased by approximately $22.5 million, or 56.0%, when compared to 2010. The increase in AFUDC - Equity is primarily related to the construction of the Oak Creek AQCS project and the Glacier Hills Wind Park.

During 2012, we expect to see a reduction in AFUDC - Equity with the completion of the Glacier Hills Wind park in December 2011 and the expected completion of the Oak Creek AQCS project by the end of 2012.

2010 vs. 2009:   Other income and deductions, net increased by approximately $11.7 million, or 41.1%, when compared to 2009. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek AQCS project.

CONSOLIDATED INTEREST EXPENSE, NET

Interest Expense, net	2011	2010	2009
	(Millions of Dollars)

Gross Interest Costs	$262.5	$258.7	$235.4
Less: Capitalized Interest	26.7	52.3	78.7
Interest Expense, net	$235.8	$206.4	$156.7

2011 vs. 2010:   Our gross interest costs increased by $3.8 million, or 1.5%, during 2011, primarily because of higher average long-term debt balances as compared to 2010. In January 2011, we issued $420 million of long-term debt and used the net proceeds to repay short-term debt incurred to finance the construction of OC 2 and for other corporate purposes. In September 2011, we issued $300 million of long-term debt and used the net proceeds to repay short-term debt and for other general corporate purposes. In April 2011, we retired $450 million of long-term debt that matured, which partially offset the debt issuances. Our capitalized interest decreased by $25.6 million primarily because we stopped capitalizing interest on OC 2 when it was placed in service in January 2011. As a result, our net interest expense increased by $29.4 million, or 14.2%, as compared to 2010.

During 2012, we expect to see higher net interest expense because of a reduction in capitalized interest as a result of the Glacier Hills Wind Park project going in service in December 2011 and the expected completion of the Oak Creek AQCS project by the end of 2012.

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

47	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

CONSOLIDATED INCOME TAX EXPENSE

2011 vs. 2010:   Our effective tax rate applicable to continuing operations was 34.0% in 2011 compared to 35.5% in 2010. This reduction in our effective tax rate was primarily the result of increased AFUDC - Equity. For further information, see Note H -- Income Taxes in the Notes to Consolidated Financial Statements. We expect our 2012 annual effective tax rate to be between 36% and 37%.

2010 vs. 2009:   Our effective tax rate applicable to continuing operations was 35.5% in 2010 compared to 36.5% in 2009. This reduction in our effective tax rate was primarily the result of increased AFUDC - Equity and increased production activities tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2011, 2010 and 2009:

Wisconsin Energy Corporation	2011	2010	2009
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$993.4	$810.4	$628.9
Investing Activities	$(892.5)	$(633.5)	$(736.1)
Financing Activities	$(111.3)	$(172.6)	$95.7

Operating Activities

2011 vs. 2010:   Cash provided by operating activities was $993.4 million during 2011, which was an increase of $183.0 million over 2010. The largest increases in cash provided by operating activities related to higher net income, higher depreciation expense, higher deferred income tax benefits and the elimination of the amortization of the gain on the sale of Point Beach. Combined these items totaled $1,293.2 million during 2011 as compared to $680.4 million during 2010. The largest reduction in cash provided by operating activities related to our contributions to qualified benefit plans. During 2011, we contributed $277.4 million to our qualified benefit plans. We made no contributions to our qualified plans during 2010.

2010 vs. 2009:   Cash provided by operating activities was $810.4 million during 2010, which was an increase of $181.5 million over 2009. This increase is primarily related to a $289.3 million contribution to our qualified benefit plans in 2009. No such contributions were made in 2010. This increase was partially offset by an increase in cash paid for taxes during 2010.

Investing Activities

2011 vs. 2010:   Cash used in investing activities was $892.5 million during 2011, which was $259.0 million higher than 2010. This increase in cash used primarily reflects changes in restricted cash and increased capital expenditures. During 2011, our restricted cash increased by $37.2 million primarily because of the nuclear fuel settlement we received from the DOE. During 2010, our restricted cash decreased by $186.2 million due to the release of restricted cash related to the Point Beach bill credits. See Nuclear Operations in this report for additional information regarding the settlement with the DOE. In addition, capital expenditures increased by approximately $32.6 million during 2011 as compared to 2010 primarily due to increased spending related to the construction of the Oak Creek AQCS project and the Glacier Hills Wind Park in 2011 as compared to 2010.

48	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

The following table identifies capital expenditures by year:

Capital Expenditures	2011	2010	2009
	(Millions of Dollars)

Utility	$792.2	$687.0	$547.0
We Power	31.2	109.3	253.2
Other	7.4	1.9	14.4
Total Capital Expenditures	$830.8	$798.2	$814.6

2010 vs. 2009:   Cash used in investing activities was $633.5 million during 2010, which was $102.6 million lower than the same period in 2009 because of lower capital expenditures, lower investments in ATC and higher proceeds from asset sales. During 2010, we received $63 million of proceeds from the sale of Edison Sault.

Financing Activities

The following table summarizes our cash flows from financing activities:

	2011	2010	2009
	(Millions of Dollars)

Net Increase in Debt	$265.4	$71.1	$263.2
Dividends on Common Stock	(242.0)	(187.0)	(157.8)
Common Stock Repurchased, Net	(139.5)	(65.7)	(12.6)
Other	4.8	9.0	2.9
Cash (Used in) Provided by Financing	$(111.3)	$(172.6)	$95.7

2011 vs. 2010:   Cash used in financing activities was $111.3 million during 2011, compared to $172.6 million during 2010. During 2011, we issued a total of $720.0 million of long-term debt and retired $466.6 million of long-term debt. The net proceeds from the new issuance of debt were used to repay short-term debt and for other corporate purposes. For additional information on the debt issuances, see Note J -- Long-Term Debt and Capital Lease Obligations in the Notes to Consolidated Financial Statements.

Our common stock dividends increased in 2011 as we raised our dividend rate by 30.0%. In January 2012, our Board of Directors approved an increase of approximately 15.4% in the quarterly common stock dividend.

In addition, on May 5, 2011, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through December 31, 2011, we repurchased approximately 3.2 million shares in the open market pursuant to this program at an average cost of $30.79 per share and a total cost of $100.0 million.

2010 vs. 2009:   Cash used in financing activities during 2010 was $172.6 million, compared to $95.7 million of cash provided in 2009. During 2010, we issued a total of $530.0 million of long-term debt and retired $291.7 million of long-term debt. The net proceeds from the new issuance of debt were used to repay short-term debt incurred to finance the construction of OC 1 and for other corporate purposes.

Our common stock dividends increased in 2010 as we raised our dividend rate by 18.5%.

No new shares of Wisconsin Energy's common stock were issued in 2011, 2010 or 2009. During these years, our plan agents purchased, in the open market, 3.0 million shares at a cost of $93.9 million, 5.8 million shares at a cost of $156.6 million and 1.4 million shares at a cost of $29.6 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2011, 2010 and 2009, we received proceeds of $54.4 million, $90.9 million and

49	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

$17.0 million, respectively, related to the exercise of stock options. In addition, we instructed our independent agents to purchase shares of our common stock in the open market to satisfy our obligations under our dividend reinvestment plan and various employee benefit plans.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during 2012 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors.

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

As of December 31, 2011, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities that were entered into in December 2010. As of December 31, 2011, we had approximately $669.9 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During 2011, our maximum commercial paper outstanding was $717.3 million with a weighted-average interest rate of 0.25%. For additional information regarding our commercial paper balances during 2011, see Note K -- Short-Term Debt in the Notes to Consolidated Financial Statements.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of December 31, 2011:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$5.9	$494.1	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our capitalization structure as of December 31, 2011 and 2010, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view the Junior Notes:

50	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

	2011		2010
Capitalization Structure	Actual	Adjusted	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$3,963.3	$4,213.3	$3,802.1	$4,052.1
Preferred Stock of Subsidiary	30.4	30.4	30.4	30.4
Long-Term Debt (including current maturities)	4,646.9	4,396.9	4,405.4	4,155.4
Short-Term Debt	669.9	669.9	657.9	657.9
Total Capitalization	$9,310.5	$9,310.5	$8,895.8	$8,895.8

Total Debt	$5,316.8	$5,066.8	$5,063.3	$4,813.3

Ratio of Debt to Total Capitalization	57.1%	54.4%	56.9%	54.1%

For a summary of the interest rate, maturity and amount outstanding of each series of our long-term debt on a consolidated basis, see the Consolidated Statements of Capitalization.

Included in Long-Term Debt on our Consolidated Balance Sheet as of December 31, 2011 and 2010 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of December 31, 2011, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

In December 2010, the President of the United States signed tax legislation extending the bonus depreciation rules to certain projects placed in service in 2010, 2011 and 2012. As a result of this extension, we recognized increased federal tax depreciation in 2010 and 2011 relating to assets placed in service during those years, including the Glacier Hills Wind Park, OC 1 and OC 2. In addition, we also anticipate an increase in tax depreciation in 2012 for assets placed in service during 2012, including the Oak Creek AQCS project. As a result of the increased tax depreciation in 2011 and 2012, we will not make federal income tax payments for 2011 and do not anticipate making federal income tax payments for 2012.

51	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P and/or Baa3 at Moody's. As of December 31, 2011, we estimate that the collateral or the termination payments required under these agreements totaled approximately $184.5 million. Generally, collateral may be provided by a Wisconsin Energy guaranty, letter of credit or cash. We also have commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In November 2011, Moody's affirmed the ratings of Wisconsin Gas (commercial paper, P-1; senior unsecured, A2). In December 2011, Moody's affirmed the ratings of Wisconsin Energy (commercial paper, P-2; senior unsecured, A3; junior unsecured, Baa1), Wisconsin Electric (commercial paper, P-1; senior unsecured, A2), ERGSS (senior notes, A2) and WECC (senior unsecured, A3). Moody's affirmed the stable ratings outlook assigned to each company.

In June 2011, S&P raised the rating of Wisconsin Energy's junior unsecured debt to BBB from BBB-, and affirmed the ratings of the remaining debt of Wisconsin Energy (commercial paper, A-2; senior unsecured, BBB+), Wisconsin Electric (commercial paper, A-2; senior unsecured, A-), Wisconsin Gas (commercial paper, A-2; senior unsecured, A-) and ERGSS (senior notes, A-). S&P also revised the ratings outlooks assigned to each company from positive to stable in June 2011, after revising the ratings outlooks of each company from stable to positive in March 2011.

In June 2011, Fitch affirmed the ratings of Wisconsin Energy (commercial paper, F2; senior unsecured, A-; junior unsecured, BBB), Wisconsin Electric (commercial paper, F1; senior unsecured, A+), Wisconsin Gas (commercial paper, F1; senior unsecured, A+), ERGSS (senior notes, A+) and WECC (senior unsecured, A-). Fitch also affirmed the stable ratings outlooks assigned to each company.

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

Capital Requirements

Capital Expenditures:   Our estimated 2012, 2013 and 2014 capital expenditures are as follows:

Capital Expenditures	2012	2013	2014
	(Millions of Dollars)
Utility
Renewable	$160.6	$24.4	$—
Environmental	71.0	43.3	38.8
Base Spending	473.2	611.0	586.4
Total Utility	704.8	678.7	625.2

We Power	20.1	41.4	16.5

Other	15.3	9.3	1.7
Total	$740.2	$729.4	$643.4

Base spending primarily consists of upgrading our electric and gas distribution systems. Our actual future long-term capital requirements may vary from these estimates because of changing environmental and other regulations such

52	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

as air quality standards, renewable energy standards and electric reliability initiatives that impact our utility energy segment.

Common Stock Matters:   During 2012, we expect to continue to repurchase our common stock under the share repurchase program approved by the Board on May 5, 2011, and to pay the increased quarterly dividend of $0.30 per share approved by the Board in January 2012.

Investments in Outside Trusts:   We use outside trusts to fund our pension and certain other post-retirement obligations. These trusts had investments of approximately $1.5 billion as of December 31, 2011. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

During 2011, we contributed $236.4 million to our qualified pension plans and $41.0 million to our qualified Other Post-Retirement Employee Benefit (OPEB) plans. We did not make contributions to the plans during 2010 as they were adequately funded. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

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

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)

Long-Term Debt Obligations (b)	$8,245.2	$273.1	$1,181.6	$891.1	$5,899.4
Capital Lease Obligations (c)	295.1	38.9	82.3	88.6	85.3
Operating Lease Obligations (d)	63.3	16.3	10.4	7.6	29.0
Purchase Obligations (e)	13,473.1	974.1	1,446.1	1,072.4	9,980.5
Other Long-Term Liabilities (f)	111.4	110.3	0.8	0.3	—
Total Contractual Obligations	$22,188.1	$1,412.7	$2,721.2	$2,060.0	$15,994.2

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates.

(b)
Principal and interest payments on Long-Term Debt (excluding capital lease obligations). For the purpose of determining our contractual obligations and commercial commitments only, we assumed the Junior Notes would be retired in 2017 with the proceeds from the issuance of qualifying securities pursuant to the terms of the Replacement Capital Covenant (RCC).

(c)	Capital Lease Obligations of Wisconsin Electric for power purchase commitments.

(d)	Operating Lease Obligations for power purchase commitments and vehicle and rail car leases.

(e)
Purchase Obligations under various contracts for the procurement of fuel, power, gas supply and associated transportation related to utility operations and for construction, information technology and other services for utility and We Power operations. This includes the power purchase agreement for Point Beach.

(f)
Other Long-Term Liabilities includes the expected 2012 supplemental executive retirement plan obligation. For additional information on employer contributions to our benefit plans, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

53	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

The table above does not include liabilities related to the accounting treatment for uncertainty in income taxes because we are not able to make a reasonably reliable estimate as to the amount and period of related future payments at this time. For additional information regarding these liabilities, refer to Note H -- Income Taxes in the Notes to Consolidated Financial Statements in this report.

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

Regulatory Recovery:   Our utility energy segment accounts for its regulated operations in accordance with accounting guidance for regulated entities. Our rates are determined by regulatory authorities. Our primary regulator is the PSCW. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators, and recovery of these deferred costs in future rates is subject to the review and approval of those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these costs is not approved by our regulators, the costs are charged to income in the current period. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2011, our regulatory assets totaled $1,265.7 million and our regulatory liabilities totaled $915.9 million.

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

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. Effective January 1, 2011, the PSCW implemented new fuel rules which allow for a deferral of prudently incurred fuel costs that fall outside of a symmetrical band (plus or minus 2%). Under the rules, any over or under-collection of fuel costs deferred at the end of the year would be incorporated into fuel cost recovery rates in future years. For information regarding the fuel rules, see Utility Rates and Regulatory Matters -- Wisconsin Fuel Rules.

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

As part of its November 2011 rate order, the PSCW authorized continued use of the escrow method of accounting for bad debt costs through December 31, 2012. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceeds or is less than amounts allowed in rates.

As a result of GCRMs, our gas utility operations receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. For information concerning the natural gas utilities' GCRMs, see Utility Rates and Regulatory Matters.

54	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues and sales are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues and sales are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in the utility segment's service territory during 2011, 2010 and 2009, as measured by degree days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2011. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis as of December 31, 2011 of our outstanding portfolio of commercial paper and variable rate long-term debt. As of December 31, 2011, we had $669.9 million of commercial paper outstanding with a weighted average interest rate of 0.27% and $147.0 million of variable-rate long-term debt outstanding with a weighted average interest rate of 0.50%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $8.2 million.

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

The fair value of our trust fund assets as of December 31, 2011 was approximately:

Wisconsin Energy Corporation	Millions of Dollars

Pension trust funds	$1,262.5
Other post-retirement benefits trust funds	$255.4

For 2012, the expected long-term rate of return on plan assets is 7.25% and 7.5%, respectively, for the pension and OPEB plans.

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

55	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

POWER THE FUTURE

All of the PTF units have been placed into service and are positioned to provide a significant portion of our future generation needs. The PTF units include PWGS 1, PWGS 2, OC 1 and OC 2. The following table identifies certain key items related to the units:

Unit Name	In Service	Cash Costs (a)

PWGS 1	July 2005	$333 million
PWGS 2	May 2008	$331 million
OC 1	February 2010	$1,354 million
OC 2	January 2011	$662 million

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

PWGS consists of two natural gas-fired combined cycle generating units on the site of Wisconsin Electric's former Port Washington Power Plant, the natural gas lateral to supply the new plant, and the transmission system upgrades required of ATC. PWGS 1 and PWGS 2 were completed within the PSCW approved cost parameters and were placed in service in July 2005 and May 2008, respectively.

The Oak Creek expansion consists of two coal-fired generating units located adjacent to the site of Wisconsin Electric's existing Oak Creek Power Plant. OC 1 and OC 2 were placed into service on February 2, 2010 and January 12, 2011, respectively. The PSCW set the total cost for the two units at $2.191 billion. We estimate that the final cost of the Oak Creek expansion is approximately $181 million, or 8.3%, over the amount initially approved by the PSCW, of which our share is approximately $154 million. The additional amount includes the amounts payable to Bechtel pursuant to the Settlement Agreement. The order approving the Oak Creek expansion provides for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or event of loss. In addition, the leases provided for a guaranteed in-service date of September 29, 2009 for OC 1 and September 29, 2010 for OC 2, and imposed liquidated damages of $250,000 per day, of which ERGSS' share is approximately $208,350 per day, for failure to achieve the guaranteed in-service date unless the delays resulted from force majeure conditions or an excused event. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the units and to grant relief from liquidated damages.

ERGSS was entitled to receive its share of $250,000 per day from Bechtel under the contract with Bechtel for each day Bechtel failed to achieve the guaranteed in-service dates of September 29, 2009 and September 29, 2010, unless the delays resulted from force majeure conditions or excused events. Pursuant to the terms of the Settlement Agreement and a change order signed concurrent with the turnover of OC 2, Bechtel was granted total schedule relief of 120 days for OC 1 and 81 days for OC 2. Therefore, Bechtel was responsible for 5 days of liquidated damages for OC 1 and 23 days for OC 2. All liquidated damages collected are for the benefit of Wisconsin Electric's customers. Although we anticipate the PSCW will agree that the excused delays were caused by force majeure and other conditions, there is no guarantee that it will grant ERGSS the same schedule relief.

56	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

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

UTILITY RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the state of Wisconsin, while FERC regulates our wholesale power, electric transmission and interstate gas transportation service rates. The MPSC regulates our retail electric rates in the state of Michigan. Within our regulated segment, we estimate that approximately 86% of our electric revenues are regulated by the PSCW, 7% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. In Wisconsin, a general rate case is typically filed every two years. All of our natural gas and steam revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

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

•	Schedules a proceeding to establish a 2012 fuel cost plan.

On October 6, 2011, the PSCW approved our proposal as filed. We received a final written order from the PSCW on

57	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

November 3, 2011. For information related to the proceeding to establish a 2012 fuel cost plan, see 2012 Fuel Recovery Request below. We expect to initiate a traditional rate case filing in early 2012 for new electric, gas and steam rates to be effective in January 2013.

2012 Michigan Rate Case:   On July 5, 2011, Wisconsin Electric filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Michigan law allows utilities, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. Therefore, in January 2012, we implemented a $5.7 million interim electric base rate increase. This increase is offset by a refund of $2.7 million of net proceeds from Wisconsin Electric's settlement of the spent nuclear fuel litigation with the DOE, resulting in a net $3.0 million rate increase. In addition, approximately $2.0 million of renewable costs were included in our Michigan fuel recovery rate effective January 1, 2012. Therefore, the total self-implementation was $7.7 million. A final decision from the MPSC is expected in July 2012.

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

•
An increase of approximately $85.8 million (3.35%) in retail electric rates for Wisconsin Electric, which was partially offset by bill credits in 2010 and included a decrease in base fuel revenues of approximately $111.0 million, or a fuel rate component decrease of 13.8%;

•	A decrease of approximately $2.0 million (0.35%) for natural gas service for Wisconsin Electric;

•	An increase of approximately $5.7 million (0.70%) for natural gas service for Wisconsin Gas; and

•
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
The PSCW also made, among others, the following determinations:

•	New depreciation rates were incorporated into the new base rates approved in the rate case;

•	Certain regulatory assets that were scheduled to be fully amortized over four years are instead being amortized over eight years; and

•
Wisconsin Electric will continue to receive AFUDC on 100% of Construction Work in Progress for the environmental control projects at our Oak Creek Power Plant and at Edgewater Generating Unit 5, and on the Glacier Hills Wind Park. Wisconsin Electric sold its interest in Edgewater Generating Unit 5 in March 2011 and completed construction of Glacier Hills in December 2011.

As part of its final decision in the 2010 rate case, the PSCW authorized Wisconsin Electric to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, Wisconsin Electric filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. Wisconsin Electric requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs then embedded in rates. In December 2010, Wisconsin Electric reduced its request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision, which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase was being driven primarily by an increase in the delivered cost of coal.

58	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

2010 Michigan Rate Increase Request:   In July 2009, Wisconsin Electric filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. In December 2009, the MPSC approved Wisconsin Electric's modified self-implementation plan to increase electric rates in Michigan by approximately $12 million, effective upon commercial operation of OC 1, which occurred on February 2, 2010. On July 1, 2010, the MPSC issued the final order, approving an additional increase of $11.5 million effective July 2, 2010. The combined total increase is $23.5 million annually, or 14.2%. In August 2010, our largest customers, two iron ore mines, filed an appeal with the MPSC regarding this rate order. In October 2010, the MPSC ruled on the mines' appeal and reduced the rate increase by approximately $0.3 million annually, effective November 1, 2010. In November 2010, the mines filed a Claim of Appeal of the October 2010 order with the Michigan Court of Appeals. In December 2010, the MPSC filed a Motion for Remand with the Court of Appeals. In March 2011, the Court of Appeals denied the Motion for Remand. All briefs have been filed and the case is awaiting scheduling of oral argument, which we expect to occur in the first quarter of 2012.

Limited Rate Adjustment Requests

2012 Fuel Recovery Request:   On August 3, 2011, Wisconsin Electric filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase are projected higher coal, coal transportation and purchased power costs. This filing was made under the new Wisconsin fuel rules which require annual fuel cost filings. On January 5, 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer rates.

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

Other Utility Rate Matters

Oak Creek Air Quality Control System Approval:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We currently expect the cost of completing this project to be approximately $750 million ($900 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree with the EPA.

Wisconsin Fuel Rules:   Embedded within Wisconsin Electric's base rates is an amount to recover fuel costs. New fuel rules adopted in December 2010 require the company to defer, for subsequent rate recovery or refund, any

59	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

under-collection or over-collection of fuel costs that are outside of the utility's symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the utility's approved fuel cost plan. Fuel cost plans approved by the PSCW after January 1, 2011 are subject to the new rules. The deferred fuel costs are subject to an excess revenues test.

Electric Transmission Cost Recovery:   Wisconsin Electric divested its transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we deferred transmission costs that exceeded amounts embedded in our rates. We were allowed to earn a return on the unrecovered transmission costs we deferred at our weighted-average cost of capital. As of December 31, 2011, we had $118.3 million of unrecovered transmission costs. The escrow accounting treatment has been discontinued as our 2008 and 2010 PSCW rate orders have provided for recovery of these costs.

Gas Cost Recovery Mechanism:   Our natural gas operations operate under GCRMs as approved by the PSCW. Generally, the GCRMs allow for a dollar for dollar recovery of gas costs. As part of its January 2010 rate order, the PSCW approved changes to the GCRMs. The GCRMs now use a modified one for one method that measures commodity purchase costs against a monthly benchmark which includes a 2% tolerance. Costs in excess of this monthly benchmark are subject to additional review by the PSCW before they can be passed through to our customers. The modified one for one is the same method used by the other utilities in Wisconsin.

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

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Wisconsin Electric's baseline renewable energy percentage is 2.27%. Under Act 141, Wisconsin Electric could not decrease its renewable energy percentage for the years 2006-2009, and for the years 2010-2014, it must increase its renewable energy percentage at least two percentage points to a level of 4.27%. As of December 31, 2011, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. To comply with increasing requirements, Wisconsin Electric has constructed and contracted for several hundred megawatts of wind generation and is in the process of constructing approximately 50 MW of biomass fueled generation. With the commercial operation of the Glacier Hills Wind Park in December 2011 and assuming the biomass project is completed on schedule, we expect to be in compliance with Act 141 through the year 2016. To remain in compliance with Act 141, we would need to construct or contract for the equivalent of approximately 400 MW of additional wind generating capacity beyond 2016. See Renewable Energy Portfolio discussion below for additional information regarding the development of renewable energy generation.

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

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the

60	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

Wisconsin Department of Administration back to the PSCW and/or contracted third parties. In addition, Act 141 required that 1.5% of utilities' annual operating revenues be used to fund these programs in 2011. The funding required by Act 141 decreased to 1.2% of annual operating revenues in 2012.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

Renewable Energy Portfolio:   The Blue Sky Green Field wind farm project, which has 88 turbines with an installed capacity of 145 MW, commenced commercial operation in May 2008. The Glacier Hills Wind Park, which has 90 turbines with an installed capacity of 162 MW, commenced commercial operation in December 2011. We estimate that the final cost of the Glacier Hills Wind Park will be approximately $355 million.

We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant and we expect the plant to be completed during the fall of 2013.

Pursuant to the National Defense Authorization Act (NDAA), which was passed in December 2011, utilities are now able to elect to receive a cash grant for renewable energy projects without the effect of normalization for income tax purposes. We are currently evaluating the impact of the NDAA on whether we pursue federal production tax credits or grants for certain of our renewable generation projects.

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

We had adequate capacity to meet all of our firm electric load obligations during 2011 and 2010. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We expect to have adequate capacity to meet all of our firm load obligations during 2012. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures.

ENVIRONMENTAL MATTERS

Overview

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to current and future regulation of: (1) air emissions such as SO2, NOx, fine particulates, mercury and greenhouse gas emissions; (2) water discharges; (3) disposal of coal combustion by-products such as fly ash; and (4) remediation of impacted properties, including former manufactured gas plant sites.

We are continuing to pursue a proactive strategy to manage our environmental compliance obligations, including: (1) developing additional sources of renewable electric energy supply; (2) reviewing water quality matters such as

61	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

discharge limits and cooling water requirements and implementing improvements to our cooling water intake systems as needed; (3) adding emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules; (4) implementing a Consent Decree with the EPA to reduce emissions of SO2 and NOx by more than 65% by 2013; (5) continuing the beneficial use of ash and other solid products from coal-fired generating units; and (6) conducting the clean-up of former manufactured gas plant sites.

Air Quality

EPA Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from certain of its coal-fired generating facilities. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007. The Consent Decree was further amended in January 2012 to change the point of air monitoring at the Oak Creek Power Plant to accommodate the AQCS scheduled to begin service in 2012. For further information, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as non-attainment areas for the 8-hour ozone ambient air quality standard. The EPA has since redesignated three of these counties - Kewaunee, Manitowoc and Door - in attainment with the standard, and has made a finding that the remaining seven counties have achieved attainment with the standard. The EPA has stated, however, that Wisconsin must revise a portion of its State Implementation Plan (SIP) relating to volatile organic compounds, which do not apply to our facilities, before these seven counties can be formally redesignated. Pending redesignation, we will continue to be subject to more stringent permitting standards for new or revised facilities in the affected seven counties.

In March 2008, the EPA announced its decision to further lower the 8-hour ozone standard, and in January 2010, the EPA proposed to lower that standard further. However, in September 2011, President Obama requested the EPA to delay the reconsideration of the 8-hour ozone standard until 2013, and the EPA began implementing the 2008 standard. The EPA has stated that it plans to finalize the designations under the 2008 ozone standard by May 31, 2012. The EPA has preliminarily designated Waukesha, Washington, Milwaukee and Racine Counties as being in attainment with the standard. Currently, the only counties in Wisconsin that are proposed for non-attainment are Kenosha and Sheboygan Counties.

Fine Particulate Standard:   In December 2006, a more restrictive federal standard for fine particulate matter (PM2.5) became effective; however, in February 2009, the U.S. Court of Appeals for the D.C. Circuit issued a decision on the revised standard and remanded it back to the EPA for revision. In October 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the 2006 daily standard for PM2.5. Wisconsin has submitted a request to the EPA to redesignate these three counties as being in attainment with the 2006 standard. If the EPA denies this request, Wisconsin will be required to develop a SIP and submit it to the EPA for approval, and will need to implement actions to reach attainment in the 2014-2019 time period. The impact of future SIP requirements on our operations, if any, cannot be determined at this time, particularly given the EPA's continued efforts to revise the 2006 standard in light of the D.C. Circuit Court's decision.

In a related matter, in August 2010, the Wisconsin Natural Resources Board adopted rules to reflect changes made by the EPA in their regulations regarding the regulation of PM2.5. The rule became effective on January 1, 2011. PM2.5 is proposed to be included as a pollutant used to determine whether a facility is a major source of air pollution. Additionally, any modifications to an existing facility that would result in increases in PM2.5 emissions could trigger pre-construction permitting requirements, including requirements to control emissions to levels which represent best available control technology or lowest achievable emission rate.

Sulfur Dioxide Standard:   In June 2010, the EPA issued new hourly SO2 National Ambient Air Quality Standards that became effective in August 2010. These standards, as modified, represent a significant change from the previous SO2 standards. The new standards, among other things, require attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

62	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

If the new standards remain in place, we believe that we would not need to make significant capital expenditures at the majority of our generation units because of prior investments in pollution control equipment and technology. However, we believe that the new standards may require us to retire our Presque Isle Power Plant in the Upper Peninsula of Michigan early because the cost of installing new pollution control equipment at this plant may exceed other alternatives we are currently studying, which include investing in the transmission system in that region, adding new air quality controls and possible shared ownership of the Presque Isle Power Plant. The new standards may also require us to make modifications at some of our smaller generation units.

Nitrogen Dioxide Standard:   In January 2010, the EPA announced a new hourly Nitrogen Dioxide standard, which became effective in April 2010. We are unable to predict the impact on the operation of our coal-fired generation facilities until final attainment designations are made and until any potential additional rules are adopted.

Mercury and Other Hazardous Air Pollutants:   On December 16, 2011, the EPA issued the final utility MACT rule (referred to as the MATS rule), which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our cost to comply with this rule will be approximately $16 million. Based upon our review, the VAPP and Presque Isle Power Plant may require additional modifications. In addition, we believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions those plants well to meet the rule's requirements.

Cross-State Air Pollution Rule:   On August 8, 2011, the EPA issued a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of NOx and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. On October 14, 2011, the EPA published proposed revisions to CSAPR, which if finalized, would delay the implementation date for certain penalty provisions that could potentially impact the Presque Isle Power Plant and increase the number of allowances issued to the states of Michigan and Wisconsin. Even with these proposed revisions, however, the Presque Isle Power Plant may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia granted a motion to stay CSAPR pending judicial review of the rule. While the CSAPR is stayed, the CAIR will remain in effect. We are unable to predict the outcome of this review at this time.

Wisconsin and Michigan Mercury Rules:   Both Wisconsin and Michigan have mercury rules that require a 90% reduction of mercury. We have plans in place to comply with those requirements and the costs of these plans are incorporated into our capital and operation and maintenance costs.

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

Pursuant to the rule, in July 2011, Wisconsin proposed a draft SIP for public comment. Michigan submitted a complete SIP to the EPA, but on December 30, 2011, the EPA proposed to disapprove the portion of the Michigan SIP that related to utility reductions of NOx and SO2 that were expected to occur under CAIR because the EPA had replaced the CAIR program with CSAPR. In this same proposal, the EPA proposed a partial Federal Implementation Plan (FIP) for Michigan that would rely on CSAPR for utility reductions of NOx and SO2. Issuance of a final partial FIP to Michigan may not occur while judicial review of CSAPR is pending. The EPA did not take action on the other portions of the Michigan SIP submittal.

The BART rules completed by Wisconsin and Michigan, which cover one aspect of the CAVR regulations, are partially based on utility reductions of NOx and SO2 that were expected to occur under CAIR. While the EPA has

63	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

expressed its intention to allow states to consider utility reductions of NOx and SO2 expected under CSAPR in its Regional Haze SIPs, we will not be able to determine final impacts of these rules until judicial review of CSAPR is completed and any subsequent rulemaking activities required as result of that review have been finalized.

Climate Change:   We continue to take measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support an approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters. Our emissions in future years will continue to be influenced by several actions completed, planned or underway, including:

•	Repowering the Port Washington Power Plant from coal to natural gas-fired combined cycle units.

•	Adding coal-fired units as part of the Oak Creek expansion that are the most thermally efficient coal units in our system.

•	Increasing investment in energy efficiency and conservation.

•	Adding renewable capacity and promoting increased participation in the Energy for Tomorrow® renewable energy program.

•	Retirement of coal units 1-4 at the Presque Isle Power Plant.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Any mandatory restrictions on our CO2 emissions that may be adopted by Congress or Wisconsin's or Michigan's legislature could result in significant compliance costs that could affect future results of operations, cash flows and financial condition. While climate legislation has yet to be adopted, the EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the CAA. These regulations are expected to impact our ability to do maintenance or modify our existing facilities, and permit new facilities. Depending on the extent of rate recovery and other factors, these rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

Beginning with 2010, we are required to report our CO2 equivalent emissions from our electric generating facilities to the EPA under its Mandatory Reporting of Greenhouse Gases rule. For 2010, we reported CO2 equivalent emissions of approximately 20.9 million metric tonnes to the EPA. Based upon our preliminary analysis of the monitoring data, we estimate that we will report CO2 equivalent emissions of approximately 22.6 million metric tonnes to the EPA for 2011. The level of CO2 and other greenhouse gas emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed and how our units are dispatched by MISO.

We are also required to report CO2 amounts related to the natural gas our gas utility distributes and sells. For 2010, we reported approximately 9.0 million metric tonnes of CO2 to the EPA related to our distribution and sale of natural gas. Based upon our preliminary analysis of the monitoring data, we estimate that we will report CO2 emissions of approximately 9.6 million metric tonnes to the EPA for 2011.

Valley Power Plant:   We are exploring various options at VAPP in connection with the new environmental regulations, including converting it from a coal-fired plant to a natural gas-fired plant. For further information, see Note R -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Water Quality

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. Final rules for cooling water intake systems at existing facilities (Phase II) were promulgated in 2004. However, as a result of litigation, the EPA withdrew the Phase II rule in July 2007 and advised states to use their best professional judgment in making BTA decisions while the rule remains suspended.

64	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

The EPA proposed a new Phase II rule on March 28, 2011, which must be finalized by July 27, 2012 in accordance with a judicial settlement entered into by the EPA. Once the rule is final, it will apply to all of our existing generating facilities with cooling water intake structures other than the Oak Creek expansion, which was permitted under the Phase I rules.

The proposed rule would create an impingement mortality reduction standard for all existing facilities. One proposed approach would allow a facility owner to satisfy the BTA requirement with respect to impingement mortality reduction if it demonstrates that its cooling water intake system has a maximum intake velocity of no more than 0.5 feet per second. Oak Creek Power Plant Units 5-8, Pleasant Prairie and Port Washington Generating Station all employ technologies that have a cooling water intake withdrawal velocity of less than 0.5 feet per second. We are still evaluating impingement mortality reduction compliance options for the Presque Isle Power Plant and VAPP.

The EPA has proposed that the BTA for entrainment mortality reduction be determined on a case-by-case basis. Therefore, permitting agencies would be required to determine BTA with respect to entrainment on a site-specific basis taking into consideration several factors. Because the entrainment reduction standard is a site-specific determination, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet this proposed requirement.

Depending on the final requirements of the Phase II rule, we may need to modify the cooling water intake systems at some of our facilities. However, we are not able to make a determination until after the Phase II rule is final.

Steam Electric Effluent Guidelines:   The federal Steam Electric Effluent guidelines, which regulate waste water discharges, are under review by the EPA. These rules govern discharges of waste water from our power plant processes. The EPA rules are expected to be finalized in 2014. After the promulgation of final rules, it is expected that the WDNR will need to modify Wisconsin's rules. The existing Wisconsin state rules for waste water discharge are very stringent, and therefore, the systems that have been installed at the Pleasant Prairie Power Plant and the Oak Creek Power Plant use advanced technology. We are unable to determine the impact, if any, of these rules on our facilities at this time.

Land Quality

Proposed New Coal Combustion Products Regulation:   We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. In June 2010, the EPA issued draft rules for public comment proposing two alternative rules for regulating coal combustion products. One of the proposed rules classifies the materials as hazardous waste. We submitted comments on the proposed rules in November 2010. The EPA also issued a NODA in October 2011, and we submitted comments on the NODA in November 2011. If coal combustion products are classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program.

If coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company, which could adversely impact our results of operations and financial condition.

In addition, the EPA finalized the Commercial and Industrial Solid Waste Incineration Units rule under the CAA, and finalized a Non-Hazardous Secondary Materials Rule. Both of these rules have the potential to negatively affect our ability to reburn coal ash from power plants and landfills. Presently, we have a successful program for reburning coal ash to recover energy and produce a usable fly ash product for the concrete industry.

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

65	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

LEGAL MATTERS

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. The complaint alleged that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and were owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant.

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. We do not anticipate further charges as a result of the settlement, other than certain process-related costs we expect to incur to implement the settlement. We expect the court to provide final approval of the settlement agreement in April 2012, and to pay additional benefits to class members promptly after receiving this approval.

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

Dairy farmers continue to make claims against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of these rulings, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern." In December 2008, a stray voltage lawsuit was filed against Wisconsin Electric. This lawsuit was settled in May 2011. This settlement did not have a material effect on our financial condition or results of operations. Another stray voltage lawsuit was filed against Wisconsin Electric in January 2011, but was dismissed without prejudice by the court on February 21, 2012. We continue to evaluate various options and strategies to mitigate this risk.

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

66	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

Claims. Consequently, Wisconsin Electric filed a complaint in November 2000 against the DOE in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted Wisconsin Electric's motion for summary judgment on liability. The Court held a trial during September and October 2007 to determine damages. In December 2009, the Court ruled in favor of Wisconsin Electric, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. We negotiated a settlement with the DOE for $45.5 million, which we received in the first quarter of 2011. This amount, net of costs incurred, is being returned to customers as part of the PSCW's approval of our 2012 fuel recovery request and the MPSC's approval of our interim order for the 2012 Michigan rate case.

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

In MISO, base transmission costs are currently being paid by Load Serving Entities located in the service territories of each MISO transmission owner. FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

67	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

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

68	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

ACCOUNTING DEVELOPMENTS

New Pronouncements:   See Note B -- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report for information on new accounting pronouncements.

International Financial Reporting Standards:   During 2009, the SEC announced a "roadmap" for the potential use by U.S. registrants of IFRS instead of GAAP. The SEC issued a Work Plan to consider specific areas and factors relevant to a determination of whether, when and how the current financial reporting system for U.S. registrants should be transitioned to a system incorporating IFRS. Working under the assumption that the SEC would make a decision in 2011, the Work Plan anticipated that the first time U.S. registrants would report under IFRS would be approximately 2015 or 2016. Since the release of the Work Plan, the SEC has issued several papers discussing the incorporation of IFRS into the U.S. financial reporting system and held a roundtable discussion, but has yet to make a determination regarding IFRS. To the extent the SEC determines to adopt IFRS, if at all, we are currently unable to determine when we would be required to begin using IFRS.

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

Regulatory Accounting:   Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. The actions of our regulators may allow us to defer costs that non-regulated entities would expense and accrue liabilities that non-regulated companies would not. As of December 31, 2011, we had $1,265.7 million in regulatory assets and $915.9 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow regulatory accounting. In this situation, we would record the regulatory assets related to unrecognized pension and OPEB costs as a reduction of equity, after tax. The balance of our regulatory assets net of regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of regulatory accounting and have determined that it is currently appropriate to continue following it. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

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

69	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2011 Form 10-K

The following table reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$4.7
0.5% decrease in expected rate of return on plan assets	$5.7

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

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$2.3
0.5% decrease in health care cost trend rate in all future years	$(3.1)
0.5% decrease in expected rate of return on plan assets	$1.2

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2011 of approximately $4.4 billion included accrued utility revenues of $252.7 million as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Item 7 of this report, as well as Note L -- Derivative Instruments and Note M -- Fair Value Measurements in the Notes to Consolidated Financial Statements, for information concerning potential market risks to which Wisconsin Energy and its subsidiaries are exposed.

70	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2011	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$4,486.4	$4,202.5	$4,100.9

Operating Expenses
Fuel and purchased power	1,169.7	1,099.9	1,059.7
Cost of gas sold	728.7	751.5	912.0
Other operation and maintenance	1,256.8	1,327.5	1,246.1
Depreciation and amortization	330.2	305.6	343.0
Property and revenue taxes	113.7	106.0	110.5
Total Operating Expenses	3,599.1	3,590.5	3,671.3

Amortization of Gain	—	198.4	230.7

Operating Income	887.3	810.4	660.3

Equity in Earnings of Transmission Affiliate	62.5	60.1	59.1
Other Income and Deductions, net	62.7	40.2	28.5
Interest Expense, net	235.8	206.4	156.7

Income from Continuing Operations Before Income Taxes	776.7	704.3	591.2

Income Tax Expense	263.9	249.9	215.5

Income from Continuing Operations	512.8	454.4	375.7

Income from Discontinued Operations, Net of Tax	13.4	2.1	6.7
Net Income	$526.2	$456.5	$382.4

Earnings Per Share (Basic)
Continuing Operations	$2.20	$1.94	$1.61
Discontinued Operations	0.06	0.01	0.03
Total Earnings Per Share (Basic)	$2.26	$1.95	$1.64

Earnings Per Share (Diluted)
Continuing Operations	$2.18	$1.92	$1.59
Discontinued Operations	0.06	0.01	0.03
Total Earnings Per Share (Diluted)	$2.24	$1.93	$1.62

Weighted Average Common Shares Outstanding (Millions)
Basic	232.6	233.8	233.8
Diluted	235.4	236.7	235.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

71	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2011	2010
	(Millions of Dollars)
Property, Plant and Equipment
In service	$12,977.7	$11,590.8
Accumulated depreciation	(3,797.8)	(3,624.0)
	9,179.9	7,966.8
Construction work in progress	921.3	1,569.9
Leased facilities, net	59.2	64.8
Net Property, Plant and Equipment	10,160.4	9,601.5

Investments
Equity investment in transmission affiliate	349.7	330.5
Other	43.6	45.8
Total Investments	393.3	376.3

Current Assets
Cash and cash equivalents	14.1	24.5
Restricted cash	45.5	8.3
Accounts receivable, net of allowance for
doubtful accounts of $61.7 and $58.1	349.4	344.6
Income taxes receivable	155.1	83.7
Accrued revenues	252.7	280.3
Materials, supplies and inventories	382.0	379.1
Prepayments	140.3	125.6
Other	87.1	85.0
Total Current Assets	1,426.2	1,331.1

Deferred Charges and Other Assets
Regulatory assets	1,238.7	1,090.1
Goodwill	441.9	441.9
Other	201.6	218.9
Total Deferred Charges and Other Assets	1,882.2	1,750.9

Total Assets	$13,862.1	$13,059.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

72	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2011	2010
	(Millions of Dollars)
Capitalization
Common equity	$3,963.3	$3,802.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,614.3	3,932.0
Total Capitalization	8,608.0	7,764.5

Current Liabilities
Long-term debt due currently	32.6	473.4
Short-term debt	669.9	657.9
Accounts payable	325.7	315.4
Accrued payroll and vacation	105.9	88.3
Other	230.4	186.1
Total Current Liabilities	1,364.5	1,721.1

Deferred Credits and Other Liabilities
Regulatory liabilities	902.0	883.8
Deferred income taxes - long-term	1,696.1	1,154.8
Deferred revenue, net	754.5	805.5
Pension and other benefit obligations	222.7	353.2
Other long-term liabilities	314.3	376.9
Total Deferred Credits and Other Liabilities	3,889.6	3,574.2

Commitments and Contingencies (Note R)

Total Capitalization and Liabilities	$13,862.1	$13,059.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

73	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2011	2010	2009
	(Millions of Dollars)
Operating Activities
Net income	$526.2	$456.5	$382.4
Reconciliation to cash
Depreciation and amortization	336.4	317.4	346.9
Amortization of gain	—	(198.4)	(230.7)
Deferred income taxes and investment tax credits, net	430.6	104.9	187.4
Deferred revenue	3.5	100.8	201.7
Contributions to qualified benefit plans	(277.4)	—	(289.3)
Change in - Accounts receivable and accrued revenues	30.1	(50.4)	111.1
Inventories	(2.9)	(1.0)	(34.6)
Other current assets	(20.5)	14.1	24.8
Accounts payable	11.8	21.3	(119.1)
Accrued income taxes, net	(87.4)	(42.7)	43.4
Deferred costs, net	25.9	25.9	46.2
Other current liabilities	44.1	22.0	(11.7)
Other, net	(27.0)	40.0	(29.6)
Cash Provided by Operating Activities	993.4	810.4	628.9

Investing Activities
Capital expenditures	(830.8)	(798.2)	(814.6)
Investment in transmission affiliate	(6.6)	(5.2)	(25.9)
Proceeds from asset sales	41.5	68.7	16.8
Change in restricted cash	(37.2)	186.2	192.0
Other, net	(59.4)	(85.0)	(104.4)
Cash Used in Investing Activities	(892.5)	(633.5)	(736.1)

Financing Activities
Exercise of stock options	54.4	90.9	17.0
Purchase of common stock	(193.9)	(156.6)	(29.6)
Dividends paid on common stock	(242.0)	(187.0)	(157.8)
Issuance of long-term debt	720.0	530.0	261.5
Retirement and repurchase of long-term debt	(466.6)	(291.7)	(221.1)
Change in short-term debt	12.0	(167.2)	222.8
Other, net	4.8	9.0	2.9
Cash (Used in) Provided by Financing Activities	(111.3)	(172.6)	95.7

Change in Cash and Cash Equivalents	(10.4)	4.3	(11.5)

Cash and Cash Equivalents at Beginning of Year	24.5	20.2	31.7

Cash and Cash Equivalents at End of Year	$14.1	$24.5	$20.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

74	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other	Stock
	Common	Other Paid	Retained	Comprehensive	Options
	Stock	In Capital	Earnings	Income (Loss)	Exercisable	Total
	(Millions of Dollars)
Balance - December 31, 2008	$2.3	$751.2	$2,584.2	$(0.9)	$0.1	$3,336.9
Net income			382.4			382.4
Other comprehensive income
Hedging, net				0.4		0.4
Comprehensive income	—	—	382.4	0.4	—	382.8
Common stock cash
dividends of $0.675 per share			(157.8)			(157.8)
Exercise of stock options		17.0				17.0
Purchase of common stock		(29.6)				(29.6)
Tax benefit from share based compensation		6.3				6.3
Stock-based compensation and other		11.4	—		(0.1)	11.3
Balance - December 31, 2009	2.3	756.3	2,808.8	(0.5)	—	3,566.9
Net income			456.5			456.5
Other comprehensive income
Hedging, net				0.4		0.4
Comprehensive income	—	—	456.5	0.4	—	456.9
Common stock cash
dividends of $0.80 per share			(187.0)			(187.0)
Exercise of stock options		90.9				90.9
Purchase of common stock		(156.6)				(156.6)
Tax benefit from share based compensation		21.9				21.9
Stock-based compensation and other		9.1				9.1
Balance - December 31, 2010	2.3	721.6	3,078.3	(0.1)	—	3,802.1
Net income			526.2			526.2
Other comprehensive income
Hedging, net				0.2		0.2
Comprehensive income	—	—	526.2	0.2	—	526.4
Common stock cash
dividends of $1.04 per share			(242.0)			(242.0)
Exercise of stock options		54.4				54.4
Purchase of common stock		(193.9)				(193.9)
Tax benefit from share based compensation		11.9				11.9
Stock-based compensation and other		4.4				4.4
Balance - December 31, 2011	$2.3	$598.4	$3,362.5	$0.1	$—	$3,963.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

75	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2011	2010
		(Millions of Dollars)

Common Equity (see accompanying statement)		$3,963.3	$3,802.1

Preferred Stock
Wisconsin Energy
$.01 par value; authorized 15,000,000 shares; none outstanding		—	—
Wisconsin Electric
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
redeemable at $101 per share; outstanding - 260,000 shares		26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		—	—
Total Preferred Stock		30.4	30.4

Long-Term Debt
Debentures (unsecured)	4.50% due 2013	300.0	300.0
	6.60% due 2013	45.0	45.0
	6.00% due 2014	300.0	300.0
	5.20% due 2015	125.0	125.0
	6.25% due 2015	250.0	250.0
	4.25% due 2019	250.0	250.0
	2.95% due 2021	300.0	—
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.90% due 2035	90.0	90.0
	5.70% due 2036	300.0	300.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	4.81% effective rate due 2030	2.0	2.0
	4.91% due 2011-2030	131.2	135.4
	5.209% due 2011-2030	245.4	251.9
	4.673% due 2011-2031	202.3	—
	6.00% due 2011-2033	145.5	148.7
	6.09% due 2030-2040	275.0	275.0
	5.848% due 2031-2041	215.0	—

Notes (unsecured)	6.50% due 2011	—	450.0
	6.51% due 2013	30.0	30.0
	6.94% due 2028	50.0	50.0
	0.504% variable rate due 2016 (a)	67.0	67.0
	0.504% variable rate due 2030 (a)	80.0	80.0
	Variable rate notes held by Wisconsin Electric	(147.0)	(147.0)
	6.20% due 2033	200.0	200.0

Junior Notes (unsecured)	6.25% due 2067	500.0	500.0

Obligations under capital leases		132.4	141.9
Unamortized discount, net and other		(26.9)	(24.5)
Long-term debt due currently		(32.6)	(473.4)
Total Long-Term Debt		4,614.3	3,932.0

Total Capitalization		$8,608.0	$7,764.5

(a) Variable interest rate as of December 31, 2011.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

76	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Our consolidated financial statements include the accounts of Wisconsin Energy Corporation (Wisconsin Energy, the Company, our, we or us), a diversified holding company, as well as our subsidiaries in the following operating segments:

•	Utility Energy Segment -- Consisting of Wisconsin Electric and Wisconsin Gas, engaged primarily in the generation of electricity and the distribution of electricity and natural gas; and

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

Reclassifications:   Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

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

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. Beginning in January 2011, the electric fuel rules in Wisconsin allow us to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs that are outside of the symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the approved fuel cost plan. The deferred amounts are subject to an excess revenues test.

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

77	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

Other Income and Deductions, Net:   We recorded the following items in Other Income and Deductions, net for the years ended December 31:

Other Income and Deductions, net	2011	2010	2009
	(Millions of Dollars)

AFUDC - Equity	$59.4	$32.5	$16.0
Gain on Property Sales	2.4	4.4	1.7
Other, net	0.9	3.3	10.8
Total Other Income and Deductions, net	$62.7	$40.2	$28.5

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

We recorded the following property in service by segment as of December 31:

Property In Service	2011	2010
	(Millions of Dollars)

Utility Energy	$9,817.7	$9,221.1
Non-Utility Energy	3,067.5	2,283.4
Other	92.5	86.3
Total	$12,977.7	$11,590.8

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 2.8% in 2011 and 2010, and 3.7% in 2009.

PWGS 1, PWGS 2, OC 1 and OC 2 are being depreciated over the estimated useful life of the various property components. The components have useful lives of between 10 to 45 years for PWGS 1 and PWGS 2, and 10 to 55 years for OC 1 and OC 2.

Our regulated utilities collect in their rates amounts representing future removal costs for many assets that do not have an associated Asset Retirement Obligation (ARO). We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $728.2 million as of December 31, 2011 and $723.9 million as of December 31, 2010.

We recorded the following Construction Work in Progress (CWIP) by segment as of December 31:

CWIP	2011	2010
	(Millions of Dollars)

Utility Energy	$910.3	$806.9
Non-Utility Energy	8.9	761.3
Other	2.1	1.7
Total	$921.3	$1,569.9

78	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

During 2009, Wisconsin Electric accrued AFUDC at a rate of 9.09% as authorized by the PSCW. Consistent with the PSCW's 2008 rate order, Wisconsin Electric accrued AFUDC on 50% of all utility CWIP projects except the Oak Creek AQCS project, which accrued AFUDC on 100% of CWIP. Wisconsin Electric's rates are set to provide a current return on CWIP that does not accrue AFUDC. Based on the 2010 PSCW rate order, effective January 1, 2010 Wisconsin Electric recorded AFUDC on 100% of CWIP associated with the Oak Creek AQCS project, the Edgewater Unit 5 Selective Catalytic Reduction project and the Glacier Hills Wind Park. Wisconsin Electric recorded AFUDC on 50% of all other electric, gas and steam utility CWIP. The AFUDC rate starting January 1, 2010 was 8.83%. This AFUDC accrual policy and rate for Wisconsin Electric continued through 2011 and will continue through 2012.

Wisconsin Electric is also accruing AFUDC on 100% of the biomass project.

During 2009, Wisconsin Gas accrued AFUDC at a rate of 10.80% on 50% of its CWIP as authorized by the PSCW in its 2008 rate order. Wisconsin Gas' rates are set to provide a current return on CWIP that does not accrue AFUDC. Based on the 2010 PSCW rate order, effective January 1, 2010 Wisconsin Gas recorded AFUDC on 50% of all CWIP using an AFUDC rate of 9.05%. This AFUDC accrual policy and rate for Wisconsin Gas continued through 2011 and will continue through 2012.

Our regulated segment recorded the following AFUDC for the years ended December 31:

	2011	2010	2009
	(Millions of Dollars)

AFUDC - Debt	$24.7	$13.5	$6.7
AFUDC - Equity	$59.4	$32.5	$16.0

Capitalized Interest and Carrying Costs - Non-Regulated Energy:   As part of the construction of the PTF electric generating units, we capitalized interest during construction. As allowed under the lease agreements, we were able to collect the carrying costs during the construction of the PTF generating units from our utility customers. The carrying costs that we collected during construction have been recorded as deferred revenue on our balance sheet and we are amortizing the deferred carrying costs to revenue over the individual lease terms. For further information on the accounting for capitalized interest and deferred carrying costs associated with the construction of our PTF power plants, see Note E.

Earnings per Common Share:   We compute basic earnings per common share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive securities include in-the-money stock options. The future issuance of shares underlying the outstanding stock options depends on whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. Shares that are anti-dilutive are excluded from the calculation. All stock options outstanding during 2011 were included in the computation of diluted earnings per share. For 2010 and 2009, the calculation of diluted earnings per share excluded an immaterial number of out-of-the money stock options that had an anti-dilutive effect.

79	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

Materials, Supplies and Inventories:   Our inventory as of December 31 consists of:

Materials, Supplies and Inventories	2011	2010
	(Millions of Dollars)

Fossil Fuel	$169.2	$182.4
Materials and Supplies	114.1	105.2
Natural Gas in Storage	98.7	91.5
Total	$382.0	$379.1
Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

Regulatory Accounting:   The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate-making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as regulatory assets on the balance sheet and expensed in the periods when they are reflected in rates. We defer regulatory assets pursuant to specific or generic orders issued by our regulators. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet. For further information, see Note C.

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

Restricted Cash:   For 2011, restricted cash consists of the settlement we received from the DOE during the first quarter of 2011, which is being returned, net of costs incurred, to customers. For 2010, restricted cash consisted of cash proceeds that we received from the sale of Point Beach that were used for the benefit of our customers. As of December 31, 2011, all restricted cash is classified as current.

Margin Accounts:   Cash deposited in brokerage accounts for margin requirements is recorded in Other Current Assets on our Consolidated Balance Sheets.

Goodwill:   Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. As of December 31, 2011 and 2010, we had $441.9 million of goodwill recorded at the utility energy segment, which related to our acquisition of Wisconsin Gas in 2000.

Goodwill is not subject to amortization. However, it is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. Fair value is assessed by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2011 impairment test date.

80	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

Impairment or Disposal of Long Lived Assets:   We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less cost to sell. As of December 31, 2011, we had no assets classified as Held for Sale. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method of accounting. We had a total ownership interest of approximately 26.2% in ATC as of December 31, 2011 and 2010. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note Q.

Income Taxes:   We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

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

Stock Options:   We estimate the fair value of stock options using the binomial pricing model. We report unearned stock-based compensation associated with non-vested restricted stock and performance share awards activity within Other Paid in Capital in our Consolidated Statements of Common Equity. We report excess tax benefits as a financing cash inflow. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than 10 years from grant date. For a discussion of the impacts to our Consolidated Financial Statements, see Note I.

The fair value of our stock options was calculated using a binomial option-pricing model using the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	0.2% - 3.4%	0.2% - 3.9%	0.3% - 2.5%
Dividend yield	3.9%	3.7%	3.0%
Expected volatility	19.0%	20.3%	25.9%
Expected life (years)	5.5	5.9	6.2
Expected forfeiture rate	2.0%	2.0%	2.0%
Weighted-average fair value
of our stock options granted	$3.17	$3.36	$4.01

81	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income:   In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance gives entities the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in its June 2011 final standard. That requirement called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. This guidance, including the related deferral, is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We are currently assessing the effects this guidance may have on our consolidated financial statements.

Fair Value Measurement:   In May 2011, the FASB issued guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. Under the new guidance, required disclosures are expanded, particularly for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs, the valuation processes used by the entity, and the sensitivity of the measurement to the unobservable inputs will be required. Entities will also be required to disclose the categorization, by level of the fair value hierarchy, of items that are not measured at fair value in the balance sheets but for which the fair value is required to be disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied prospectively. We are currently assessing the effects this guidance may have on our consolidated financial statements.

C -- REGULATORY ASSETS AND LIABILITIES

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our regulators. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2011 and 2010, we had approximately $11.0 million and $16.5 million, respectively, of net regulatory assets that were not earning a return. These regulatory assets are expected to be recovered from customers over a period of one to five years.

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

Our regulatory assets and liabilities as of December 31 consist of:

82	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

	2011	2010
	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs	$647.8	$542.6
Deferred income tax related	121.2	89.9
Escrowed electric transmission costs	118.3	138.0
Deferred unrecognized OPEB costs	102.9	85.7
Deferred plant related -- capital lease	73.2	77.1
Deferred environmental costs	48.5	56.7
Other, net	153.8	154.5
Total regulatory assets	$1,265.7	$1,144.5

Regulatory Liabilities
Deferred cost of removal obligations	$728.2	$723.9
Escrowed bad debt costs	69.0	18.5
Other, net	118.7	156.7
Total regulatory liabilities	$915.9	$899.1

Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet.

D -- ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

Edison Sault:   Effective May 4, 2010, we sold Edison Sault Electric Company (Edison Sault) to Cloverland Electric Cooperative for approximately $63.0 million. We reclassified the operations related to Edison Sault as discontinued operations in the accompanying Consolidated Income Statements. Discontinued Edison Sault operations had no significant impact on our Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009. We retained Edison Sault's ownership interest in ATC.

Water Utility Operations:   Effective April 30, 2009, we sold our water utility to the City of Mequon, Wisconsin for approximately $14.5 million. We reclassified the water utility income as discontinued operations in the accompanying Consolidated Income Statements. Discontinued water operations had no material impact on the Consolidated Statement of Cash Flows for the year ended December 31, 2009.

The following table summarizes the net impacts of the discontinued operations on our earnings for the years ended December 31:

	2011	2010	2009
	(Millions of Dollars)

Income from Continuing Operations	$512.8	$454.4	$375.7
Income from Discontinued Edison Sault operations, net of tax	—	0.7	1.5
Income from Discontinued Water operations, net of tax	—	—	0.3
Income from Discontinued other operations, net of tax (a)	13.4	1.4	4.9
Net Income	$526.2	$456.5	$382.4

(a)	Primarily relates to the favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital, of approximately $38 million. This transaction was treated as a sale of an asset.

83	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

E -- ACCOUNTING AND REPORTING FOR POWER THE FUTURE GENERATING UNITS

Background:   As part of our PTF strategy, our non-utility subsidiary, We Power, built four new generating units, PWGS 1, PWGS 2, OC 1 and OC 2, which are leased to our utility subsidiary, Wisconsin Electric, under long-term leases that have been approved by the PSCW. The leases are designed to recover the capital costs of the plant, including a return. PWGS 1, PWGS 2, OC 1 and OC 2 were placed in service in July 2005, May 2008, February 2010 and January 2011, respectively. The accompanying consolidated financial statements eliminate all intercompany transactions between We Power and Wisconsin Electric and reflect the cash inflows from Wisconsin Electric customers and the cash outflows to our vendors and suppliers.

The Oak Creek expansion includes common projects that benefit the existing units at this site as well as the new units. These projects include a coal handling facility and a water intake system, which were placed in service in November 2007 and January 2009, respectively.

During Construction:   Under the terms of each lease, we collected in then current rates amounts representing our pre-tax cost of capital (debt and equity) associated with capital expenditures for our PTF units. Our pre-tax cost of capital was approximately 14%. The carrying costs that we collected in rates were recorded as deferred revenue and are amortized to revenue over the term of each lease. During the construction of our PTF units, we capitalized interest costs at an overall weighted-average pre-tax cost of interest, which was approximately 5% for the year ended December 31, 2010. Capitalized interest is included in the total cost of the PTF units.

Plant in Service:   Now that the PTF units are in service, we expect to continue to recover in rates the lease costs which reflect the authorized cash construction costs of the units plus a return on the investment. The authorized cash costs were established by the PSCW. The authorized cash costs exclude capitalized interest since carrying costs were recovered during the construction of the units. The lease payments are expected to be levelized, except that OC 1 and OC 2 will be recovered on a levelized basis that has a one time 10.6% escalation after the first five years of the leases. The leases established a set return on equity component of 12.7% after tax. The interest component of the return under each lease was established at rates determined in accordance with the terms of each lease.

We recognize revenues (consisting of the lease payments included in rates and the amortization of the deferred revenue) on a levelized basis over the term of the lease. We depreciate the PTF assets over their estimated useful life.

F -- ASSET RETIREMENT OBLIGATIONS

The following table presents the change in our AROs during 2011 and 2010:

	2011	2010
	(Millions of Dollars)

Balance as of January 1	$52.6	$57.9
Liabilities Incurred	0.6	—
Liabilities Settled	(2.2)	(2.5)
Accretion	3.0	3.1
Cash Flow Revisions	1.5	(5.9)
Balance as of December 31	$55.5	$52.6

G -- VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the related assets and liabilities. Certain disclosures are required by sponsors, significant interest holders in variable interest entities and potential variable interest entities.

84	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

We have identified two tolling and purchased power agreements with third parties which represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of approximately one and a half years. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

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

We have approximately $309.5 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts in 2011, 2010 and 2009 were $65.9 million, $64.2 million and $62.2 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

H -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2011	2010	2009
	(Millions of Dollars)

Current tax expense (benefit)	$(166.7)	$144.9	$28.1
Deferred income taxes, net	434.8	108.6	191.2
Investment tax credit, net	(4.2)	(3.6)	(3.8)
Total Income Tax Expense	$263.9	$249.9	$215.5

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

	2011		2010		2009
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at statutory federal tax rates	$271.8	35.0%	$246.5	35.0%	$206.9	35.0%
State income taxes net of federal tax benefit	40.1	5.2%	35.8	5.1%	31.8	5.4%
AFUDC - Equity	(20.8)	(2.7)%	(11.4)	(1.6)%	(5.6)	(0.9)%
Domestic production activities deduction	(12.6)	(1.6)%	(12.6)	(1.8)%	(8.3)	(1.4)%
Production tax credits - wind	(8.7)	(1.1)%	(7.2)	(1.0)%	(7.1)	(1.2)%
Investment tax credit restored	(4.2)	(0.5)%	(3.6)	(0.5)%	(3.8)	(0.6)%
Other, net	(1.7)	(0.3)%	2.4	0.3%	1.6	0.2%
Total Income Tax Expense	$263.9	34.0%	$249.9	35.5%	$215.5	36.5%

85	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

The components of deferred income taxes classified as net current assets and net long-term liabilities as of December 31 are as follows:

Deferred Tax Assets	2011	2010
	(Millions of Dollars)
Current
Employee benefits and compensation	$14.6	$14.3
Other	57.1	33.5
Total Current Deferred Tax Assets	71.7	47.8

Non-current
Future federal tax benefits	328.5	—
Deferred revenues	279.7	305.9
Employee benefits and compensation	103.6	110.2
Property-related	28.3	30.3
Construction advances	25.4	118.3
Emission allowances	1.0	2.6
Other	34.0	30.8
Total Non-Current Deferred Tax Assets	800.5	598.1
Total Deferred Tax Assets	$872.2	$645.9

Deferred Tax Liabilities	2011	2010
	(Millions of Dollars)
Current
Prepaid items	$50.1	$46.9
Total Current Deferred Tax Liabilities	50.1	46.9

Non-current
Property-related	2,020.7	1,346.8
Employee benefits and compensation	232.8	179.5
Investment in transmission affiliate	129.2	112.4
Deferred transmission costs	47.4	53.1
Other	66.5	61.1
Total Non-current Deferred Tax Liabilities	2,496.6	1,752.9
Total Deferred Tax Liabilities	$2,546.7	$1,799.8

Consolidated Balance Sheet Presentation	2011	2010
Current Deferred Tax Asset	$21.6	$0.9
Non-Current Deferred Tax Liability	$1,696.1	$1,154.8

Consistent with rate-making treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

As of December 31, 2011, we had approximately $867.1 million and $25.0 million of net operating loss and tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $303.5 million and $25.0 million, respectively, as of December 31, 2011. The tax credit and net operating loss carryforwards begin to expire in 2029 and 2030, respectively. We anticipate that we will have future taxable income sufficient to utilize these deferred tax assets.

86	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

On January 1, 2007, we adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(Millions of Dollars)

Balance as of January 1	$29.5	$35.4
Additions based on tax positions related to the current year	—	0.8
Additions for tax positions of prior years	—	10.4
Reductions for tax positions of prior years	(13.9)	(2.5)
Reductions due to statute of limitations	(2.5)	(0.3)
Settlements during the period	(2.0)	(14.3)
Balance as of December 31	$11.1	$29.5

The amount of unrecognized tax benefits as of December 31, 2011 and 2010 excludes deferred tax assets related to uncertainty in income taxes of $11.0 million and $16.9 million, respectively. As of December 31, 2011 and 2010, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was approximately $0.1 million and $2.3 million, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $0.7 million, $4.1 million and $2.0 million, respectively, of accrued interest in the Consolidated Income Statements. For the year ended December 31, 2011, we recognized a benefit of $0.3 million in the Consolidated Income Statements related to a reduction of accrued penalties. For the years ended December 31, 2010 and 2009, we recognized no penalties in the Consolidated Income Statements. We had approximately $2.0 million and $8.2 million of interest accrued and zero and approximately $0.3 million of penalties accrued on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. Currently, the tax years of 2007 through 2011 are subject to Federal and Wisconsin examination.

I -- COMMON EQUITY

As of December 31, 2011 and 2010, we had 325,000,000 shares of common stock authorized under our charter, of which 230,486,804 and 233,771,194 common shares, respectively, were outstanding. All share-based compensation is currently fulfilled by purchases on the open market by our independent agents and do not dilute shareholders' ownership.

Share-Based Compensation Plans:   We have a plan that was approved by stockholders that enables us to provide a long-term incentive through equity interests in Wisconsin Energy to outside directors, selected officers and key employees of the Company. The plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance shares. Awards may be paid in common stock, cash or a combination thereof. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding stock options during the period other than necessary adjustments as a result of our stock split.

87	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors as of December 31:

	2011	2010	2009
	(Millions of Dollars)

Performance units	$24.1	$26.0	$14.0
Stock options	2.6	7.6	10.8
Restricted stock	1.8	1.5	1.0
Share-based compensation expense	$28.5	$35.1	$25.8
Related Tax Benefit	$11.4	$14.1	$10.3

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

We expect that substantially all of the outstanding options as of December 31, 2011 will be exercised.

The following is a summary of our stock option activity during 2011:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding as of January 1, 2011	13,036,466	$20.81
Granted	458,180	$29.35
Exercised	(2,855,896)	$19.07
Forfeited	—	$—
Outstanding as of December 31, 2011	10,638,750	$21.65	5.4	$141.6
Exercisable as of December 31, 2011	7,534,980	$21.14	4.5	$104.1

In January 2012, the Compensation Committee awarded 938,770 non-qualified stock options with an exercise price of $34.88 to our officers and key executives under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $36.1 million, $62.1 million and $12.0 million, respectively. Cash received from options exercised during the years ended December 31, 2011, 2010 and 2009 was $54.4 million, $90.9 million and $17.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $14.3 million, $24.1 million and $4.8 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$11.52 to $17.10	1,972,594	$16.07	2.3	1,972,594	$16.07	2.3
$19.74 to $21.11	3,586,456	$20.62	5.9	1,420,186	$19.88	4.3
$23.88 to $29.35	5,079,700	$24.54	6.2	4,142,200	$23.99	5.6
	10,638,750	$21.65	5.4	7,534,980	$21.14	4.5

88	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

The following table summarizes information about our non-vested options during 2011:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value
Non-Vested as of January 1, 2011	5,272,570	$4.27
Granted	458,180	$3.17
Vested	(2,626,980)	$4.64
Forfeited	—	$—
Non-Vested as of December 31, 2011	3,103,770	$3.78

As of December 31, 2011, total compensation costs related to non-vested stock options not yet recognized was approximately $0.6 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during 2011:

Restricted Shares	Number of Shares	Weighted-Average Market Price
Outstanding as of January 1, 2011	205,404
Granted	74,850	$29.00
Released	(83,452)	$18.82
Forfeited	(4,244)	$26.62
Outstanding as of December 31, 2011	192,558

Recipients of previously issued restricted shares have the right to vote the shares and receive dividends, and the shares have vesting periods ranging up to 10 years.

In January 2012, the Compensation Committee awarded 94,959 restricted shares to our directors, officers and other key employees under its normal schedule of awarding long-term incentive compensation. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients also have voting rights and are entitled to dividends in the same manner as other shareholders.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.5 million, $2.3 million and $0.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $0.8 million, $0.7 million and $0.3 million, respectively.

As of December 31, 2011, total compensation cost related to restricted stock not yet recognized was approximately $2.4 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Performance Units:   In January 2011, 2010 and 2009, the Compensation Committee awarded 435,690, 555,830 and 666,440 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year performance period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2011, 2010 and 2009 vested and were settled during the first quarter of 2012, 2011 and 2010 and had a total intrinsic value of $26.7 million, $12.6 million and $9.8 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance units was approximately $9.7 million, $4.3 million and $3.4 million, respectively.

89	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

In January 2012, the Compensation Committee awarded 346,570 performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

As of December 31, 2011, total compensation cost related to performance units not yet recognized was approximately $18.3 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

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

As of December 31, 2011, the restricted net assets of consolidated and unconsolidated subsidiaries and our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method total approximately $3.5 billion. This amount exceeds 25% of our consolidated net assets as of December 31, 2011.

See Note K for discussion of certain financial covenants related to the bank back-up credit facilities of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Activity:   We do not expect to issue new shares under our various employee benefit plans and our dividend reinvestment and share purchase plan; rather, we instruct independent plan agents to purchase the shares in the open market. In that regard, no new shares of common stock were issued in 2011, 2010 or 2009.

During 2011, 2010 and 2009, our plan agents purchased 3.0 million shares at a cost of $93.9 million, 5.8 million shares at a cost of $156.6 million and 1.4 million shares at a cost of $29.6 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2011, 2010 and 2009, we received proceeds of $54.4 million, $90.9 million and $17.0 million, respectively, related to the exercise of stock options.

In addition, on May 5, 2011, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through December 31, 2011, we repurchased approximately 3.2 million shares pursuant to this program at an average cost of $30.79 per share and a total cost of $100.0 million.

90	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

J -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debentures and Notes:   As of December 31, 2011, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2012	$20.3
2013	396.3
2014	322.4
2015	399.5
2016	27.4
Thereafter	3,375.5
Total	$4,541.4

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2011 and 2010, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

In connection with our outstanding Junior Notes, we executed the RCC for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt). Our 6.20% Senior Notes due April 1, 2033 have been designated as the covered debt under the RCC. The RCC provides that we may not redeem, defease or purchase and our subsidiaries may not purchase any Junior Notes on or before May 15, 2037, unless, subject to certain limitations described in the RCC, during the 180 days prior to the date of redemption, defeasance or

91	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $31.3 million and $30.2 million in lease payments during 2011 and 2010, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related -- capital lease in Note C). Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately $78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $132.4 million as of December 31, 2011, and will decrease to zero over the remaining life of the contract.

The following is a summary of our capitalized leased facilities as of December 31:

Capital Lease Assets	2011	2010
	(Millions of Dollars)
Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(81.1)	(75.5)
Total Leased Facilities	$59.2	$64.8

Future minimum lease payments under our capital lease and the present value of our net minimum lease payments as of December 31, 2011 are as follows:

(Millions of Dollars)
2012	$38.9
2013	40.4
2014	41.9
2015	43.5
2016	45.1
Thereafter	85.4
Total Minimum Lease Payments	295.2
Less: Estimated Executory Costs	(74.9)
Net Minimum Lease Payments	220.3
Less: Interest	(87.9)
Present Value of Net
Minimum Lease Payments	132.4
Less: Due Currently	(12.4)
$120.0

92	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

K -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2011		2010
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars, except for percentages)

Commercial paper	$669.9	0.27%	$657.9	0.30%

The following information relates to commercial paper for the years ended December 31:

	2011	2010
	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$717.3	$821.0
Average Short-Term Debt Outstanding	$505.1	$528.7
Weighted-Average Interest Rate	0.25%	0.32%

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require the companies to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

As of December 31, 2011, we had approximately $1.2 billion of available undrawn lines under our bank back-up credit facilities and approximately $669.9 million of commercial paper outstanding that was supported by the available lines of credit. Our bank back-up credit facilities expire in December 2013.

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

As of December 31, 2011, we were in compliance with all financial covenants.

L -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of December 31, 2011, we recognized $29.6 million in regulatory assets and $21.7 million in regulatory liabilities related to derivatives in comparison to $22.0 million in regulatory assets and $15.3 million in regulatory liabilities as

93	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

of December 31, 2010.

We record our current derivative assets on the balance sheet in other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $2.5 million is recorded in other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.7 million is recorded in other long-term liabilities. Our Consolidated Balance Sheets as of December 31, 2011 and 2010 include:

	December 31, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$2.1	$9.1	$2.5	$11.6
Fuel Oil	0.3	0.1	4.4	—
FTRs	5.7	—	5.9	—
Coal	12.5	—	2.9	—
Total	$20.6	$9.2	$15.7	$11.6

Our Consolidated Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the years ended December 31 were as follows:

	2011		2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	71.8 million Dth	$(33.4)	83.2 million Dth	$(43.8)
Power	zero MWh	—	234,720 MWh	(0.5)
Fuel Oil	13.0 million gallons	6.9	8.1 million gallons	(0.5)
FTRs	23,718 MW	12.5	25,234 MW	19.2
Total		$(14.0)		$(25.6)

As of December 31, 2011 and 2010, we posted collateral of $11.9 million and $11.7 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

For the year ended December 31, 2011, we reclassified $0.2 million and for the years ended December 31, 2010 and 2009, we reclassified $0.4 million in treasury lock agreement settlement payments deferred in Accumulated Other Comprehensive Income, as an increase to Interest Expense. We estimate that during the next 12 months, $0.1 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings.

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

94	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	14.6	5.7	20.6
Total	$45.8	$14.6	$5.7	$66.1
Liabilities:
Derivatives	$8.2	$1.0	$—	$9.2
Total	$8.2	$1.0	$—	$9.2

Recurring Fair Value Measures	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$—	$—	$8.3
Derivatives	4.5	5.3	5.9	15.7
Total	$12.8	$5.3	$5.9	$24.0
Liabilities:
Derivatives	$6.1	$5.5	$—	$11.6
Total	$6.1	$5.5	$—	$11.6

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents (i) for 2010, the remaining funds to be distributed to customers resulting from the net proceeds received from the sale of Point Beach, and (ii) for 2011, the settlement we received from the DOE during the first quarter of 2011, which is being returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are

95	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2011	2010
	(Millions of Dollars)
Balance as of January 1	$5.9	$5.8
Realized and unrealized gains (losses)	—	—
Purchases and issuances	16.1	17.9
Settlements	(16.3)	(17.8)
Transfers in and/or out of Level 3	—	—
Balance as of December 31	$5.7	$5.9

Change in unrealized gains (losses) relating to instruments still held as of December 31	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$25.1	$30.4	$23.5
Long-term debt including current portion	$4,541.4	$5,179.9	$4,288.0	$4,578.0

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

96	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

The following table presents details about our pension and OPEB plans:

	Pension		OPEB
	2011	2010	2011	2010
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,222.8	$1,160.7	$368.3	$374.7
Service cost	15.9	23.7	10.4	11.2
Interest cost	67.6	68.4	20.8	21.2
Participants' contributions	—	—	11.6	6.5
Plan amendments	—	—	0.4	0.3
Actuarial loss (gain)	98.0	53.4	7.6	(23.8)
Curtailments	—	—	—	(1.0)
Gross benefits paid	(73.7)	(83.4)	(30.3)	(21.8)
Federal subsidy on benefits paid	N/A	N/A	0.9	1.0
Benefit Obligation at December 31	$1,330.6	$1,222.8	$389.7	$368.3
Change in Plan Assets
Fair Value at January 1	$1,059.5	$1,026.0	$216.7	$202.6
Actual earnings on plan assets	33.8	110.1	9.0	24.5
Employer contributions	242.9	6.8	48.4	4.9
Participants' contributions	—	—	11.6	6.5
Gross benefits paid	(73.7)	(83.4)	(30.3)	(21.8)
Fair Value at December 31	$1,262.5	$1,059.5	$255.4	$216.7
Net Liability	$68.1	$163.3	$134.3	$151.6

As of December 31, 2011, our qualified pension plans were over-funded by $24.4 million and our non-qualified pension plans were under-funded by $92.5 million. As of December 31, 2010, our qualified and non-qualified pension plans were under-funded by $71.7 million and $91.6 million, respectively.

97	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

Amounts recognized in our Consolidated Balance Sheets as of December 31 related to the funded status of the benefit plans consisted of:

	Pension		OPEB
	2011	2010	2011	2010
	(Millions of Dollars)

Other deferred charges	$—	$—	$20.3	$38.3
Other long-term liabilities	68.1	163.3	154.6	189.9
Net liability	$68.1	$163.3	$134.3	$151.6

The accumulated benefit obligation for all defined benefit plans was $1,329.4 million and $1,222.5 million as of December 31, 2011 and 2010, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB
	2011	2010	2011	2010
	(Millions of Dollars)

Net actuarial loss	$633.4	$521.0	$108.1	$98.9
Prior service costs (credits)	14.4	16.7	(6.1)	(8.5)
Transition obligation	—	—	0.3	0.6
Total	$647.8	$537.7	$102.3	$91.0

We estimate that 2012 periodic pension and OPEB costs will include the amortization of previously unrecognized benefit costs referred to above of $43.9 million and $5.5 million, respectively.

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB
	2011	2010	2009	2011	2010	2009
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$15.9	$23.7	$23.3	$10.4	$11.2	$8.7
Interest cost	67.6	68.4	72.3	20.8	21.2	20.5
Expected return on plan assets	(82.1)	(78.2)	(95.4)	(16.9)	(14.3)	(13.6)
Amortization of:
Transition obligation	—	—	—	0.3	0.3	0.3
Prior service cost (credit)	2.2	2.2	2.2	(1.9)	(11.9)	(12.6)
Actuarial loss	34.0	26.8	18.9	6.2	10.8	8.9
Curtailment (gain)	—	—	—	—	(0.4)	—
Net Periodic Benefit Cost	$37.6	$42.9	$21.3	$18.9	$16.9	$12.2

In addition to the costs above, in 2011 we recorded net pension costs of less than $0.04 per share related to the settlement of pension litigation. See Note R -- Commitments and Contingencies in this report. The charges were after considering insurance and reserves established in the prior year.

98	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

	Pension			OPEB
	2011	2010	2009	2011	2010	2009
Weighted-Average assumptions used to
determine benefit obligations as of Dec. 31
Discount rate	5.05%	5.60%	6.05%	5.20%	5.70%	5.75%
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec. 31
Discount rate	5.60%	6.05%	6.50%	5.70%	5.75%	6.50%
Expected return on plan assets	7.25%	7.25%	8.25%	7.50%	7.50%	8.25%
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

Assumed health care cost trend rates as of Dec. 31	2011	2010	2009
Health care cost trend rate assumed for next year (Pre 65 / Post 65)	8.0%/12%	7.5%/16%	7.5%/20%
Rate that the cost trend rate gradually adjusts to	5.0%	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at (Pre 65 / Post 65)	2017/2017	2015/2016	2015/2016

The expected long-term rate of return on pension and OPEB plan assets was 7.25% and 7.50%, respectively, in 2011 and 2010. The expected long-term rate of return for all plan assets was 8.25% in 2009. We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$31.9	$(26.8)
Total of service and interest cost components	$3.8	$(3.1)

We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds.

Plan Assets:   Current pension trust assets and amounts which are expected to be contributed to the trusts in the future are expected to be adequate to meet pension payment obligations to current and future retirees.

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

99	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

The following table summarizes the fair value of our pension plan assets by asset category within the fair value hierarchy (for further level information, see Note M):

	As of December 31, 2011
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$8.5	$—	$—	$8.5
Equities:
U.S. Equity	455.1	—	—	455.1
International Equity	100.4	33.9	—	134.3
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	76.9	502.8	—	579.7
International Bonds	40.9	44.0	—	84.9
Total	$681.8	$580.7	$—	$1,262.5

	As of December 31, 2010
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$21.1	$—	$—	$21.1
Equities:
U.S. Equity	217.2	247.5	—	464.7
International Equity	81.1	21.6	—	102.7
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	49.7	361.5	—	411.2
International Bonds	31.8	28.0	—	59.8
Total	$400.9	$658.6	$—	$1,059.5

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

The following table summarizes the fair value of our OPEB plan assets by asset category within the fair value hierarchy:

	As of December 31, 2011
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$2.4	$—	$—	$2.4
Equities:
U.S. Equity	113.6	—	—	113.6
International Equity	32.1	2.3	—	34.4
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	8.2	83.0	—	91.2
International Bonds	8.7	5.1	—	13.8
Total	$165.0	$90.4	$—	$255.4

100	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

	As of December 31, 2010
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$1.5	$—	$—	$1.5
Equities:
U.S. Equity	41.6	80.1	—	121.7
International Equity	5.2	1.4	—	6.6
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	21.8	59.4	—	81.2
International Bonds	2.0	3.7	—	5.7
Total	$72.1	$144.6	—	$216.7

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

Cash Flows:

Employer	Pension
Contributions	Qualified	Non-Qualified	OPEB
	(Millions of Dollars)

2009	$270.0	$5.8	$24.3
2010	$—	$6.8	$4.9
2011	$236.4	$6.5	$48.4

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross OPEB	Expected Medicare Part D Subsidy
	(Millions of Dollars)

2012	$110.1	$20.2	$(0.9)
2013	$101.3	$20.8	$—
2014	$104.4	$22.2	$—
2015	$103.6	$23.5	$—
2016	$103.9	$24.7	$—
2017-2021	$535.2	$136.4	$—

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $14.1 million, $13.8 million and $14.1 million during 2011, 2010 and 2009, respectively.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $15.3 million as of December 31, 2011.

101	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

O -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties on behalf of our affiliates. As of December 31, 2011, we had the following guarantees:

	Maximum Potential		Liability
	Future Payments	Outstanding	Recorded
	(Millions of Dollars)

Guarantees	$2.7	$0.1	$—
Letters of Credit	$1.6	$0.1	$—

We provide guarantees to support obligations of our affiliates to third parties under agreements and surety bonds. In the event our affiliates fail to perform, we would be responsible for the obligations.

Wisconsin Electric is subject to the potential retrospective premiums that could be assessed under its insurance program.

P -- SEGMENT REPORTING

Our operating segments as of December 31, 2011 include a utility energy segment and a non-utility energy segment. We have organized our operating segments based upon the regulatory environment in which our utility subsidiaries operate and on how management makes decisions and measures performance. The segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

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

Summarized financial information concerning our operating segments for each of the three years ended December 31, 2011 is shown in the following table. The segment information below includes income from discontinued operations as a result of the sale of Edison Sault in May 2010 and the water utility in April 2009.

	Operating Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Year Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
December 31, 2011
Operating Revenues (b)	$4,431.5	$435.1	$0.9	$(381.1)	$4,486.4
Depreciation and Amortization	$257.0	$72.5	$0.7	$—	$330.2
Operating Income (Loss)	$544.8	$348.9	$(6.4)	$—	$887.3
Equity in Earnings of Unconsolidated Affiliates	$62.5	$—	$(0.9)	$—	$61.6
Interest Expense, Net	$110.0	$66.7	$59.5	$(0.4)	$235.8
Income Tax Expense (Benefit)	$182.7	$112.8	$(31.6)	$—	$263.9
Income from Discontinued Operations, Net of Tax	$—	$—	$13.4	$—	$13.4
Net Income (Loss)	$376.3	$169.8	$525.9	$(545.8)	$526.2
Capital Expenditures	$792.2	$31.2	$7.4	$—	$830.8
Total Assets (c)	$13,433.5	$2,949.0	$4,694.8	$(7,215.2)	$13,862.1

102	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

	Operating Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Year Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
December 31, 2010
Operating Revenues (b)	$4,165.3	$320.2	$0.5	$(283.5)	$4,202.5
Depreciation and Amortization	$251.4	$53.5	$0.7	$—	$305.6
Operating Income (Loss)	$564.0	$252.4	$(6.0)	$—	$810.4
Equity in Earnings of Unconsolidated Affiliates	$60.1	$—	$(0.2)	$—	$59.9
Interest Expense, Net	$117.2	$40.3	$52.8	$(3.9)	$206.4
Income Tax Expense (Benefit)	$192.1	$84.9	$(27.1)	$—	$249.9
Income from Discontinued Operations, Net of Tax	$0.7	$—	$1.4	$—	$2.1
Net Income (Loss)	$354.2	$128.4	$456.4	$(482.5)	$456.5
Capital Expenditures	$687.0	$109.3	$1.9	$—	$798.2
Total Assets (c)	$11,997.4	$2,914.2	$5,075.9	$(6,927.7)	$13,059.8

December 31, 2009
Operating Revenues (b)	$4,092.0	$163.1	$0.2	$(154.4)	$4,100.9
Depreciation and Amortization	$313.1	$29.2	$0.7	$—	$343.0
Operating Income (Loss)	$550.9	$120.1	$(10.7)	$—	$660.3
Equity in Earnings of Unconsolidated Affiliates	$59.1	$—	$(0.2)	$—	$58.9
Interest Expense, Net	$117.5	$14.7	$54.3	$(29.8)	$156.7
Income Tax Expense (Benefit)	$186.7	$43.4	$(14.6)	$—	$215.5
Income from Discontinued Operations, Net of Tax	$1.8	$—	$4.9	$—	$6.7
Net Income (Loss)	$334.2	$63.8	$382.3	$(397.9)	$382.4
Capital Expenditures	$547.0	$253.2	$14.4	$—	$814.6
Total Assets (c)	$10,784.6	$2,754.1	$5,385.5	$(6,226.3)	$12,697.9

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

(c)
An elimination of $2,369.0 million, $1,785.9 million and $889.1 million is included in Total Assets as of December 31, 2011, 2010 and 2009, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

Q -- RELATED PARTIES

We receive and/or provide certain services to other associated companies in which we have an equity investment.

American Transmission Company LLC:   As of December 31, 2011, we have a 26.2% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction, including the new generating units constructed as part of our PTF strategy. ATC reimburses us for these costs when new generation is placed in service. As of December 31, 2011 and 2010, we had a receivable of $5.4 million and $3.8 million, respectively, for these items. During the years ended December 31, 2011, 2010 and 2009, our equity in earnings from ATC was $62.5 million, $60.1 million and $59.1 million, respectively. During the years ended December 31, 2011, 2010 and 2009, distributions received from ATC were $49.7 million, $49.3 million and $46.6 million, respectively.

We provided and received services from the following associated companies during 2011, 2010 and 2009:

103	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

Equity Investee	2011	2010	2009
	(Millions of Dollars)
Services Provided
–ATC	$10.8	$16.9	$22.3
Services Received
–ATC	$219.2	$220.8	$196.0

As of December 31, 2011 and 2010, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2011	2010
	(Millions of Dollars)
Services Provided
–ATC	$0.7	$0.9
Services Received
–ATC	$18.1	$18.5

R -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2012 capital expenditures. During 2012, we estimate that total capital expenditures will be approximately $740.2 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2018. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases including leases for coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)
2012	$16.3
2013	6.5
2014	3.9
2015	4.0
2016	3.7
Thereafter	29.0
Total	$63.4

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

104	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $21 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2011, we have established reserves of $37.5 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Coal Combustion Product Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion products. However, some coal combustion products have been, and to a small degree continue to be, managed in company-owned, licensed landfills. Some early designed and constructed landfills have at times required various levels of monitoring or remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. During 2011, 2010 and 2009, Wisconsin Electric incurred $0.2 million, $0.4 million and $0.3 million respectively, in landfill remediation expenses. As of December 31, 2011, we have no reserves established related to coal combustion product landfill sites.

EPA - Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired generating facilities. In July 2003, the Consent Decree was amended to include the state of Michigan, and in October 2007, the U.S. District Court for the Eastern District of Wisconsin approved and entered the amended Consent Decree. The Consent Decree was further amended in January 2012 to change the point of air monitoring at the Oak Creek Power Plant to accommodate the AQCS scheduled to begin service in 2012. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment and retiring certain older units. Through December 31, 2011, we have spent approximately $1.0 billion associated with the installation of air quality controls and have retired four coal units as part of our plan under the Consent Decree. The total cost of implementing this agreement is currently estimated to be approximately $1.1 billion over the ten year period ending 2013.

Valley Power Plant Title V Air Permit:   The WDNR issued a renewed Title V operating permit for VAPP on February 28, 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested a contested case hearing on certain conditions of the permit, and that request was granted. The Sierra Club also filed a petition requesting that the EPA remand the permit to the WDNR to require lower emission limits for particulate matter, SO2 and NOx, and to revise certain record-keeping requirements. No timeline has been set by the EPA to respond to that petition. We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards.

The Company filed an application with the PSCW on December 9, 2011 for authority to replace and upgrade the Lincoln Arthur natural gas main, which would also have the capability to accommodate the increased natural gas required if VAPP were to convert from coal to natural gas in the future. We also submitted a letter to the EPA on December 8, 2011 with four voluntary goals, which included: (1) reduce annual SO2 emissions from the plant to no more than 4,500 tons (a 65% decrease from 2001 emission levels); (2) install a dry sorbent injection system at VAPP that is needed to meet the utility MACT rules earlier than the rules require if the installation would provide a direct economic benefit to customers and is approved by the PSCW; (3) hold an open house and tour of VAPP in 2012 to help inform the community on the plant, the unique role that it plays in the community, and to share environmental successes and future plans; and (4) convert VAPP to natural gas fuel by the 2017/2018 timeframe, provided we can demonstrate a direct economic benefit to customers and obtain authorization from the PSCW.

Oak Creek Construction Contract:   Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, submitted claims to us on December 22, 2008 for cost and schedule relief related to the delay of the in-service dates for OC 1 and OC 2. These claims were asserted against Elm Road Services, LLC (ERS), the project

105	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

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

Effective December 16, 2009, ERS and Bechtel entered into the Settlement Agreement that settled the claims between them regarding OC 1 and OC 2. Pursuant to the terms of this Settlement Agreement, ERS will pay to Bechtel $72 million to settle these claims payable upon the achievement of specific project milestones. As of December 31, 2011, Bechtel has received $67 million of the $72 million total settlement. The remaining milestone payments are tied to final acceptance of the units. In addition, Bechtel received 120 days of schedule relief for OC 1 and 60 days for OC 2. Therefore, the guaranteed in-service date of September 29, 2009 for OC 1 was extended to January 27, 2010, and the guaranteed in-service date of September 29, 2010 for OC 2 was extended to November 28, 2010. Bechtel subsequently received an additional 21 days of schedule relief for OC 2 as part of a change order signed concurrent with the turnover of OC 2. Therefore, the total schedule relief granted to Bechtel was 120 days for OC 1 and 81 days for OC 2.

We are responsible for approximately 85% of amounts paid under the Settlement Agreement, consistent with our ownership share of the Oak Creek expansion. The other joint owners are responsible for the remainder.

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. The complaint alleged that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and were owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant.

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. We do not anticipate further charges as a result of the settlement, other than certain process-related costs we expect to incur to implement the settlement. We expect the court to provide final approval of the settlement agreement in April 2012, and to pay additional benefits to class members promptly after receiving this approval.
S -- SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2011, we paid $234.0 million in interest, net of amounts capitalized, and received $109.1 million in net refunds from income taxes. During the year ended December 31, 2010, we paid $198.0 million in interest, net of amounts capitalized, and $166.7 million in income taxes, net of refunds. During the year ended December 31, 2009, we paid $152.3 million in interest, net of amounts capitalized, and received $27.9 million in net refunds from income taxes.

As of December 31, 2011, 2010 and 2009, the amount of accounts payable related to capital expenditures was $16.7 million, $18.2 million and $14.7 million, respectively.

During the years ended December 31, 2011, 2010 and 2009, total amortization of deferred revenue was $54.4 million, $34.6 million and $8.0 million, respectively.

106	Wisconsin Energy Corporation

2011 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2012

107	Wisconsin Energy Corporation

2011 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the internal control over financial reporting of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2012

108	Wisconsin Energy Corporation

2011 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting was effective as of December 31, 2011.

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

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our financial statements has issued an attestation report on the effectiveness of Wisconsin Energy Corporation's and its subsidiaries' internal control over financial reporting as of December 31, 2011. Deloitte & Touche LLP's report is included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As we previously disclosed, James C. Fleming, Executive Vice President and General Counsel of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas, is retiring effective April 1, 2012. In connection with his retirement and in light of his many contributions to our success, on February 24, 2012, the Compensation Committee accelerated the vesting of all unvested shares of restricted stock awarded to Mr. Fleming, consisting of 5,825 shares, effective March 30, 2012.

109	Wisconsin Energy Corporation

2011 Form 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors - Terms Expiring in 2013", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance - Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to the Corporate Governance Committee?", "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Frequently Asked Questions: Are all the members of the Audit Committee financially literate and does the committee have an 'audit committee financial expert'?" and "Committees of the Board of Directors - Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Stockholders to be held May 3, 2012 (the "2012 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

The information under "Compensation Discussion and Analysis", "Executive Officers' Compensation", "Director Compensation", "Committees of the Board of Directors - Compensation", "Compensation Committee Report", "Risk Analysis of Compensation Policies and Practices" and "Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation" in the 2012 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Common Stock Ownership" in the 2012 Annual Meeting Proxy Statement.

110	Wisconsin Energy Corporation

2011 Form 10-K

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2011:

	(a)		(b)	(c)
Number of securities
	Number of securities to		Weighted-average	remaining available for
	be issued upon exercise		exercise price of	future issuance under equity
	of outstanding options,		outstanding options,	compensation plans (excluding
Plan Category	warrants and rights		warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	10,638,750	(1)	$21.65	34,409,796

Equity compensation plans not approved by security holders	—		—	—
Total	10,638,750		$21.65	34,409,796

(1) Represents options to purchase our common stock granted under our 1993 Omnibus Stock Incentive Plan, amended and restated effective May 5, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Frequently Asked Questions: Who are the independent directors?", "Corporate Governance - Frequently Asked Questions: What are the Board's standards of independence", "Corporate Governance - Frequently Asked Questions: Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Frequently Asked Questions: Does the Company have policies and procedures in place to review and approve related party transactions?" and "Certain Relationships and Related Transactions" in the 2012 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on our website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2012 Annual Meeting Proxy Statement is incorporated herein by reference.

111	Wisconsin Energy Corporation

2011 Form 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I, Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2011 and Balance Sheets as of December 31, 2011 and 2010.

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2011.

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

112	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)

Other Income, Net	$2.7	$4.2	$24.2
Corporate Expense	4.8	4.0	8.9
Interest Expense	61.8	53.8	50.2
Loss before Taxes	(63.9)	(53.6)	(34.9)
Income Tax Benefit	30.8	25.9	14.7
Loss after Taxes	(33.1)	(27.7)	(20.2)
Equity in Subsidiaries' Continuing Operations	545.9	482.1	395.9
Income from Continuing Operations	512.8	454.4	375.7
Income from Discontinued Operations including Equity in Subsidiaries' Discontinued Operations	13.4	2.1	6.7
Net Income	$526.2	$456.5	$382.4

See accompanying notes to condensed parent company financial statements.

113	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Operating Activities
Net income	$526.2	$456.5	$382.4
Reconciliation to cash
Equity in subsidiaries' earnings	(545.9)	(482.9)	(397.7)
Dividends and distributions from subsidiaries	995.5	305.3	225.2
Deferred income taxes, net	(350.9)	(29.7)	28.2
Accrued income taxes, net	363.4	41.9	(15.5)
Change in - Other current assets	(0.1)	11.5	8.1
Change in - Other current liabilities	8.9	3.0	(0.4)
Change in - Accounts receivable	(18.7)	477.2	1.7
Other, net	(10.2)	(1.4)	6.6
Cash Provided by Operating Activities	968.2	781.4	238.6

Investing Activities
Proceeds from asset sales	—	63.1	—
Capital contributions to associated companies	(36.5)	(64.5)	(108.9)
Capitalized interest and other	2.4	(57.3)	(42.7)
Cash Used in Investing Activities	(34.1)	(58.7)	(151.6)

Financing Activities
Exercise of stock options	54.4	90.9	17.0
Purchase of common stock	(193.9)	(156.6)	(29.6)
Dividends paid on common stock	(242.0)	(187.0)	(157.8)
Issuance of long-term debt	—	—	11.4
Retirement of long-term debt	(450.0)	(281.5)	—
Change in short-term debt	(116.5)	(310.5)	74.0
Change in notes payable due associated companies	3.9	106.1	(6.6)
Other, net	9.9	15.8	3.4
Cash Used in Financing Activities	(934.2)	(722.8)	(88.2)

Change in Cash and Cash Equivalents	(0.1)	(0.1)	(1.2)

Cash and Cash Equivalents at Beginning of Year	0.6	0.7	1.9

Cash and Cash Equivalents at End of Year	$0.5	$0.6	$0.7

See accompanying notes to condensed parent company financial statements.

114	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	December 31
	2011	2010
	(Millions of Dollars)
Assets
Current Assets
Cash and cash equivalents	$0.5	$0.6
Accounts and notes receivable from associated companies	55.8	38.6
Prepaid taxes and other	2.2	93.8
Total Current Assets	58.5	133.0
Property and Investments
Investment in subsidiary companies	4,906.9	5,242.2
Other	2.6	70.3
Total Property and Investments	4,909.5	5,312.5
Deferred Charges and Other Assets	433.3	104.0
Total Assets	$5,401.3	$5,549.5

Liabilities and Equity
Current Liabilities
Long-term debt due currently	$—	$450.0
Short-term debt	146.5	263.0
Notes payable due associated companies	136.8	132.9
Accrued taxes and other	327.3	34.3
Total Current Liabilities	610.6	880.2
Long-term debt	693.6	692.9
Other Long-term liabilities	133.8	174.3
Stockholder's equity	3,963.3	3,802.1
Total Liabilities and Equity	$5,401.3	$5,549.5

See accompanying notes to condensed parent company financial statements.

115	Wisconsin Energy Corporation

2011 Form 10-K

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

2.    Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from the Parent Company's non-utility subsidiary, We Power, and its principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. During 2011, Wisconsin Electric and Wisconsin Gas collectively provided Wisconsin Energy with $272.6 million of dividends and distributions. We Power also provided Wisconsin Energy with $722.2 million of distributions during 2011, which includes the net proceeds from the issuance of $420 million of long-term debt in January 2011.

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

3.    As of December 31, 2011, the maturities of the Parent Company long-term debt outstanding were as follows:

(Millions of Dollars)

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	700.0
Total	$700.0

Wisconsin Energy amortizes debt premiums, discounts and debt issuance costs over the lives of the debt and includes the costs in interest expense.

During 2011, Wisconsin Energy used cash and short-term borrowings to retire $450 million of long-term debt that matured.

During 2010, Wisconsin Energy used cash and short-term borrowings to retire $281.5 million of unsecured notes.

During 2009, Wisconsin Energy issued $11.5 million of new notes and used the proceeds to repay short-term debt.

Wisconsin Energy's bank back-up credit facility contains customary covenants, including certain limitations on its ability to sell assets. The credit facility also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control. In addition, pursuant to the terms of the credit facility, Wisconsin Energy must ensure that certain of its subsidiaries comply with several of the covenants contained therein. In addition, Wisconsin Energy is required to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%.

116	Wisconsin Energy Corporation

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

As of December 31, 2011, Wisconsin Energy was in compliance with all covenants.

WECC is a subsidiary of Wisconsin Energy and has $80 million of long-term notes outstanding. In a Support Agreement between WECC and Wisconsin Energy, Wisconsin Energy agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

4.    Wisconsin Energy and certain of its subsidiaries enter into various guarantees to provide financial and performance assurance to third parties on behalf of affiliates. As of December 31, 2011, Wisconsin Energy had the following guarantees:

	Maximum		Liability
	Potential	Outstanding	Recorded
	Future	as of	as of
	Payments	Dec 31, 2011	Dec 31, 2011
	(Millions of Dollars)
Wisconsin Energy Guarantees
Utility	$9.9	$9.9	$—
Non-Utility Energy	58.1	—	—
Other	0.3	—	—
Total	$68.3	$9.9	$—

Letters of Credit	$0.4	$0.4	$—

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

5.    The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Long-term debt including current portion	$700.0	$750.8	$1,150.0	$1,217.4

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

117	Wisconsin Energy Corporation

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - (Cont'd)	2011 Form 10-K

6.    During the year ended December 31, 2011, Wisconsin Energy paid $57.7 million in interest, net of amounts capitalized, and received $114.6 million in refunds from income taxes. During the year ended December 31, 2010, Wisconsin Energy paid $43.5 million in interest, net of amounts capitalized, and received $1.0 million in refunds from income taxes. During the year ended December 31, 2009, Wisconsin Energy paid $45.2 million in interest, net of amounts capitalized, and received $36.0 million in refunds from income taxes.

118	Wisconsin Energy Corporation

2011 Form 10-K

SCHEDULE II	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period
	(Millions of Dollars)
December 31, 2011	$58.1	$85.8	$(35.9)	$(46.3)	$61.7
December 31, 2010	$57.9	$86.2	$(32.5)	$(53.5)	$58.1
December 31, 2009	$48.8	$54.6	$12.9	$(58.4)	$57.9

119	Wisconsin Energy Corporation

2011 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

	By	/s/GALE E. KLAPPA
Date:	February 28, 2012	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GALE E. KLAPPA	February 28, 2012
Gale E. Klappa, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/FREDERICK D. KUESTER	February 28, 2012
Frederick D. Kuester, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 28, 2012
Stephen P. Dickson, Vice President and
Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 28, 2012
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 28, 2012
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 28, 2012
Patricia W. Chadwick, Director

/s/ROBERT A. CORNOG	February 28, 2012
Robert A. Cornog, Director

/s/CURT S. CULVER	February 28, 2012
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 28, 2012
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	February 28, 2012
Ulice Payne, Jr., Director

/s/MARY ELLEN STANEK	February 28, 2012
Mary Ellen Stanek, Director

/s/FREDERICK P. STRATTON, JR.	February 28, 2012
Frederick P. Stratton, Jr., Director

120	Wisconsin Energy Corporation

2011 Form 10-K

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2011

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

E-1	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

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

	4.10*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 to Wisconsin Electric's 11/02/06 Form 8-K.)

	4.11*	Securities Resolution No. 8 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 25, 2008. (Exhibit 4.1 to Wisconsin Electric's 09/25/08 Form 8-K.)

	4.12*	Securities Resolution No. 9 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2008. (Exhibit 4.1 to Wisconsin Electric's 12/08/08 Form 8-K.)

	4.13*	Securities Resolution No. 10 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2009. (Exhibit 4.1 to Wisconsin Electric's 12/08/09 Form 8-K.)

	4.14*	Securities Resolution No. 11 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 7, 2011. (Exhibit 4.1 to Wisconsin Electric's 09/07/11 Form 8-K.)

	4.15*	Indenture for Debt Securities of Wisconsin Energy Corporation (the "Wisconsin Energy Indenture"), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

	4.16*	Securities Resolution No. 1 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 16, 1999. (Exhibit 4.47 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

	4.17*	Securities Resolution No. 2 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 23, 2001. (Exhibit 4.1 to Wisconsin Energy Corporation's 03/31/01 Form 10-Q.)

	4.18*	Securities Resolution No. 3 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of November 13, 2001. (Exhibit 4.52 to Wisconsin Energy Corporation's 12/31/01 Form 10-K.)

4.19*
Securities Resolution No. 4 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

	4.20*	Securities Resolution No. 5 of Wisconsin Energy under the Wisconsin Energy Indenture, dated as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

E-2	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

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

10.2*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated May 24, 2007, which effectively amends the Asset Sale Agreement. (Exhibit 2.1 to Wisconsin Energy Corporation's 06/30/07 Form 10-Q.)

10.3*
Letter Agreement between Wisconsin Electric Power Company, FPL Energy Point Beach, LLC and FPL Group Capital, Inc., dated September 28, 2007, which amends the Asset Sale Agreement. (Exhibit 2.3 to Wisconsin Energy Corporation's 09/28/07 Form 8-K.)

	10.4*	Wisconsin Energy Corporation Supplemental Pension Plan, effective as of January 1, 2005. (Exhibit 10.9 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.5*
Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company (n/k/a Wisconsin Gas LLC). (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

	10.6*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

10.7*
Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of July 23, 2004 (including amendments approved effective as of November 2, 2005) (the "Legacy EDCP"). (Exhibit 10.2 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q.)** See Note.

	10.8*	First Amendment to the Legacy EDCP, effective as of January 1, 2005. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.9	Wisconsin Energy Corporation Executive Deferred Compensation Plan, amended and restated effective as of September 8, 2009.** See Note.

10.10*
Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004 (the "Legacy DDCP"). (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)** See Note.

	10.11*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

E-3	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

	10.12*	Wisconsin Energy Corporation Directors' Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.13*	Wisconsin Energy Corporation Death Benefit Only Plan, as amended and restated as of July 22, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/10 Form 10-Q.) ** See Note.

	10.14*	Wisconsin Energy Corporation Short-Term Performance Plan, as amended and restated effective as of January 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.15*	Wisconsin Energy Corporation Amended and Restated Executive Severance Policy, effective as of January 1, 2008. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.16*
Restated Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated February 11, 2004, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/07 Form 10-K.)** See Note.

10.17*
Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K.)

	10.18*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)** See Note.

	10.19*	Amendment of the employment arrangement with Charles R. Cole, dated December 11, 2008. (Exhibit 10.23 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)

10.20*
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

10.22*
Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Frederick D. Kuester, dated as of December 30, 2008. (Exhibit 10.27 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.23*
Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K.)** See Note.

E-4	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

	10.24*	Amendment to the Letter Agreement between Wisconsin Energy Corporation and James C. Fleming, dated December 23, 2008. (Exhibit 10.29 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

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

	10.29*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)** See Note.

	10.30*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)** See Note.

10.31*
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

10.33*
1993 Omnibus Stock Incentive Plan, amended and restated effective as of May 5, 2011, as approved by the stockholders at the 2011 annual meeting of stockholders. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/11 Form 10-Q.)** See Note.

	10.34*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K.)** See Note.

	10.35*	Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)** See Note.

E-5	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

10.36*
Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 3, 2009. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

10.37*
Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/01/10 Form 8-K.)** See Note.

10.38*
Wisconsin Energy Corporation Terms and Conditions Governing Director Restricted Stock Award under the 1993 Omnibus Stock Incentive Plan, amended and restated effective May 5, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 01/19/12 Form 8-K.)** See Note.

	10.39*	Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of January 1, 2010. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.40*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K.)** See Note.

10.41*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.42*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.43*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.44*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.45*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.46*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K.)

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

E-6	Wisconsin Energy Corporation

2011 Form 10-K

Number	Exhibit

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Energy Corporation.

23	Consents of experts and counsel
	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

E-7	Wisconsin Energy Corporation