Form 10-Q
period 2012-03-31
WISCONSIN ENERGY CORP
filed 2012-05-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2012):

Common Stock, $.01 Par Value,	230,455,017 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2012

March 2012	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007

March 2012	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MISO	Midwest Independent Transmission System Operator, Inc.
NDAA	National Defense Authorization Act
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2012	4	Wisconsin Energy Corporation

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

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

March 2012	5	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service (IRS) audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2012	6	Wisconsin Energy Corporation

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease to Wisconsin Electric the new generating capacity included in our PTF strategy. See Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K for more information on PTF.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2011 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2012	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,191.2	$1,328.7

Operating Expenses
Fuel and purchased power	253.8	267.6
Cost of gas sold	237.5	342.4
Other operation and maintenance	286.3	313.5
Depreciation and amortization	87.6	81.3
Property and revenue taxes	30.3	28.3
Total Operating Expenses	895.5	1,033.1

Operating Income	295.7	295.6

Equity in Earnings of Transmission Affiliate	15.6	15.5
Other Income, net	16.0	12.5
Interest Expense, net	58.9	63.4

Income Before Income Taxes	268.4	260.2

Income Tax Expense	96.3	89.3

Net Income	$172.1	$170.9

Earnings Per Share
Basic	$0.75	$0.73
Diluted	$0.74	$0.72

Weighted Average Common Shares Outstanding (Millions)
Basic	230.5	233.7
Diluted	233.2	236.6

Dividends Per Share of Common Stock	$0.30	$0.26

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$13,485.5	$12,977.7
Accumulated depreciation	(3,855.5)	(3,797.8)
	9,630.0	9,179.9
Construction work in progress	547.3	921.3
Leased facilities, net	57.7	59.2
Net Property, Plant and Equipment	10,235.0	10,160.4
Investments
Equity investment in transmission affiliate	355.0	349.7
Other	38.4	43.6
Total Investments	393.4	393.3
Current Assets
Cash and cash equivalents	18.1	14.1
Restricted cash	24.7	45.5
Accounts receivable, net	386.9	349.4
Accrued revenues	190.3	252.7
Materials, supplies and inventories	311.6	382.0
Prepayments and other	348.2	382.5
Total Current Assets	1,279.8	1,426.2
Deferred Charges and Other Assets
Regulatory assets	1,286.3	1,238.7
Goodwill	441.9	441.9
Other	184.9	201.6
Total Deferred Charges and Other Assets	1,913.1	1,882.2
Total Assets	$13,821.3	$13,862.1

Capitalization and Liabilities
Capitalization
Common equity	$4,051.5	$3,963.3
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,602.8	4,614.3
Total Capitalization	8,684.7	8,608.0
Current Liabilities
Long-term debt due currently	33.8	32.6
Short-term debt	557.3	669.9
Accounts payable	239.3	325.7
Accrued payroll and vacation	78.9	105.9
Other	262.6	230.4
Total Current Liabilities	1,171.9	1,364.5
Deferred Credits and Other Liabilities
Regulatory liabilities	911.6	902.0
Deferred income taxes - long-term	1,791.2	1,696.1
Deferred revenue, net	740.9	754.5
Pension and other benefit obligations	221.0	222.7
Other	300.0	314.3
Total Deferred Credits and Other Liabilities	3,964.7	3,889.6
Total Capitalization and Liabilities	$13,821.3	$13,862.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$172.1	$170.9
Reconciliation to cash
Depreciation and amortization	90.6	84.2
Deferred income taxes and investment tax credits, net	67.9	71.9
Contributions to qualified benefit plans	—	(122.4)
Change in - Accounts receivable and accrued revenues	11.5	(40.9)
Inventories	70.4	94.7
Other current assets	29.8	33.0
Accounts payable	(82.3)	(48.4)
Accrued income taxes, net	15.5	39.7
Other current liabilities	15.2	61.6
Other, net	(50.2)	46.7
Cash Provided by Operating Activities	340.5	391.0

Investing Activities
Capital expenditures	(142.3)	(135.5)
Investment in transmission affiliate	(2.6)	(2.6)
Proceeds from asset sales	2.7	38.3
Change in restricted cash	20.8	(37.2)
Other, net	(9.0)	(7.4)
Cash Used in Investing Activities	(130.4)	(144.4)

Financing Activities
Exercise of stock options	12.9	13.0
Purchase of common stock	(29.2)	(24.9)
Dividends paid on common stock	(69.1)	(60.8)
Issuance of long-term debt	—	420.0
Retirement and repurchase of long-term debt	(8.0)	(5.0)
Change in short-term debt	(112.6)	(376.4)
Other, net	(0.1)	(1.0)
Cash Used in Financing Activities	(206.1)	(35.1)

Change in Cash and Cash Equivalents	4.0	211.5

Cash and Cash Equivalents at Beginning of Period	14.1	24.5

Cash and Cash Equivalents at End of Period	$18.1	$236.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year 2012 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income:   In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance gives entities the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in its June 2011 final standard. That requirement called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. This guidance, including the related deferral, is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We adopted this guidance on January 1, 2012, and it did not have any material impact on us.

Fair Value Measurement:   In May 2011, the FASB issued guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. Under the new guidance, required disclosures are expanded, particularly for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs, the valuation processes used by the entity, and the sensitivity of the measurement to the unobservable inputs will be required. Entities are also required to disclose the categorization, by level of the fair value hierarchy, of items that are not measured at fair value in the balance sheets but for which the fair value is required to be disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied prospectively. We adopted this guidance on January 1, 2012, and it did not have any material impact on us.

3 -- COMMON EQUITY

Share-Based Compensation Expense:   For additional information on share-based compensation, including stock options, restricted stock and performance units, see Note I -- Common Equity in our 2011 Annual Report on Form 10-K. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to outstanding stock options during the period. Shares purchased on the open market by our independent agents are currently used to satisfy share-based awards.

March 2012	11	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Performance units	$11.8	$1.0
Stock options	0.7	0.6
Restricted stock	0.8	0.5
Share-based compensation expense	$13.3	$2.1

Related Tax Benefit	$5.3	$0.8

Stock Option Activity:   During the first three months of 2012, the Compensation Committee granted 938,770 non-qualified stock options that had an estimated fair value of $3.34 per share. During the first three months of 2011, the Compensation Committee granted 458,180 non-qualified stock options that had an estimated fair value of $3.17 per share. The following assumptions were used to value the options using a binomial option pricing model:

	2012	2011

Risk-free interest rate	0.1% - 2.0%	0.2% - 3.4%
Dividend yield	3.9%	3.9%
Expected volatility	19.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.5

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

The following is a summary of our stock option activity for the three months ended March 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2012	10,638,750	$21.65
Granted	938,770	$34.88
Exercised	(718,669)	$18.01
Forfeited	(7,720)	$26.94
Outstanding as of March 31, 2012	10,851,131	$23.03	5.7	$131.8

Exercisable as of March 31, 2012	9,118,361	$21.52	5.0	$124.5

The intrinsic value of options exercised was $12.0 million and $9.1 million for the three months ended March 31, 2012 and 2011, respectively. Cash received from options exercised was $12.9 million and $13.0 million for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was zero and approximately $3.6 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the first quarter of 2012.

March 2012	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$12.71 to $19.74	2,750,199	$17.81	2.9	2,750,199	$17.81	2.9
$21.11 to $24.92	6,713,942	$23.09	6.0	6,257,402	$22.96	5.9
$29.35 to $34.88	1,386,990	$33.09	9.4	110,760	$32.59	9.3
	10,851,131	$23.03	5.7	9,118,361	$21.52	5.0

The following table summarizes information about our non-vested options during the three months ended March 31, 2012:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2012	3,103,770	$3.78
Granted	938,770	$3.34
Vested	(2,302,050)	$3.96
Forfeited	(7,720)	$3.25
Non-vested as of March 31, 2012	1,732,770	$3.31

As of March 31, 2012, total compensation costs related to non-vested stock options not yet recognized was approximately $3.0 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2012, the Compensation Committee granted 94,959 restricted shares to directors, officers and other key employees. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity occurred during the three months ended March 31, 2012:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2012	192,558
Granted	94,959	$34.46
Released	(72,660)	$33.09
Forfeited	(3,945)	$30.81
Outstanding as of March 31, 2012	210,912

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.6 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, total compensation cost related to restricted stock not yet recognized was approximately $4.8 million, which is expected to be recognized over the next 27 months on a weighted-average basis.

Performance Units:   In January 2012 and 2011, the Compensation Committee granted 346,570 and 435,690 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the

March 2012	13	Wisconsin Energy Corporation

Form 10-Q

achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2011 and 2010 vested and were settled during the first quarter of 2012 and 2011, and had a total intrinsic value of $26.7 million and $12.6 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $9.7 million and $4.3 million, respectively. As of March 31, 2012, total compensation cost related to performance units not yet recognized was approximately $28.6 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its non-utility subsidiary, We Power, and its utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note I -- Common Equity in our 2011 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

There was no material other comprehensive income for the three months ended March 31, 2012 or 2011.

Share Repurchase Program:   In May 2011, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $300 million of our common stock through the end of 2013. Through March 31, 2012, we have repurchased $100.0 million of our common stock pursuant to this program at an average cost of $30.79 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the company in the following periods:

	Three Months Ended March 31
	2012		2011
	Shares	Cost	Shares	Cost
	(In Millions)
Under May 2011 share repurchase program	—	$—	—	$—
To fulfill exercised stock options and restricted stock awards	0.8	$28.3	0.8	$24.2
Total	0.8	$28.3	0.8	$24.2

4 -- DIVESTITURES

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. (WPL) for our net book value, including working capital, of approximately $38 million. This transaction was treated as a sale of an asset.

5 -- LONG-TERM DEBT

In January 2011, we issued a total of $420 million of long-term debt ($205 million aggregate principal amount of 4.673% Series B Senior Notes due January 19, 2031 and $215 million aggregate principal amount of 5.848% Series B Senior Notes due January 19, 2041) and used the net proceeds to repay short-term debt incurred to finance the construction of Oak Creek expansion Unit 2 (OC 2) and for other corporate purposes. The Series B Senior Notes are secured by a collateral assignment of the leases between Elm Road Generating Station

March 2012	14	Wisconsin Energy Corporation

Form 10-Q

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 -- Pricing inputs are unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category consist of financial instruments such as exchange-traded derivatives, cash equivalents and restricted cash investments.

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$24.7	$—	$—	$24.7
Derivatives	0.9	12.3	2.2	15.4
Total	$25.6	$12.3	$2.2	$40.1
Liabilities:
Derivatives	$12.3	$0.3	$—	$12.6
Total	$12.3	$0.3	$—	$12.6

March 2012	15	Wisconsin Energy Corporation

Form 10-Q

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	14.6	5.7	20.6
Total	$45.8	$14.6	$5.7	$66.1
Liabilities:
Derivatives	$8.2	$1.0	$—	$9.2
Total	$8.2	$1.0	$—	$9.2

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which is being returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2012	2011
	(Millions of Dollars)
Balance as of January 1	$5.7	$5.9
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.5)	(3.8)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$2.2	$2.1

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

Derivative instruments reflected in Level 3 of the hierarchy include MISO Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 7 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2012		December 31, 2011
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$25.0	$30.4	$25.1
Long-term debt, including current portion	$4,533.4	$5,077.0	$4,541.4	$5,179.9

March 2012	16	Wisconsin Energy Corporation

Form 10-Q

The carrying value of net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt, but excluding capitalized leases and unamortized discount on debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. Based on these assessments, the above items have been classified within Level 2.

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the Public Service Commission of Wisconsin (PSCW).

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of March 31, 2012, we recognized $27.6 million in regulatory assets and $16.3 million in regulatory liabilities related to derivatives in comparison to $29.6 million in regulatory assets and $21.7 million in regulatory liabilities as of December 31, 2011.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. We had no long-term portion of derivative assets as of March 31, 2012, and the long-term portion of our derivative liabilities of $0.3 million is recorded in other deferred credits and other liabilities as of March 31, 2012. Our Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011 include:

	March 31, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$2.5	$12.6	$2.1	$9.1
Fuel Oil	0.9	—	0.3	0.1
FTRs	2.2	—	5.7	—
Coal	9.8	—	12.5	—
Total	$15.4	$12.6	$20.6	$9.2

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	20.4 million Dth	$(16.2)	19.4 million Dth	$(10.6)
Fuel Oil	1.7 million gallons	0.6	3.2 million gallons	0.4
FTRs	5,358 MW	0.6	6,352 MW	3.8
Total		$(15.0)		$(6.4)

March 2012	17	Wisconsin Energy Corporation

Form 10-Q

As of March 31, 2012 and December 31, 2011, we posted collateral of $16.1 million and $11.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs
Benefit Plan Cost Components	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$5.4	$4.6
Interest cost	16.4	16.7
Expected return on plan assets	(22.6)	(20.7)
Amortization of:
Prior service cost	0.6	0.6
Actuarial loss	9.9	8.1
Net Periodic Benefit Cost	$9.7	$9.3

	OPEB Costs
Benefit Plan Cost Components	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.8	$2.8
Interest cost	5.1	5.3
Expected return on plan assets	(4.8)	(4.3)
Amortization of:
Transition obligation	0.1	0.1
Prior service (credit)	(0.5)	(0.5)
Actuarial loss	1.8	1.5
Net Periodic Benefit Cost	$4.5	$4.9

During the first quarter of 2011, we contributed $122.4 million to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $5.2 million as of March 31, 2012 and $15.3 million as of December 31, 2011.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three months ended March 31, 2012 and 2011 is shown in the following table:

March 2012	18	Wisconsin Energy Corporation

Form 10-Q

	Operating Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
March 31, 2012
Operating Revenues (b)	$1,178.4	$107.3	$0.3	$(94.8)	$1,191.2
Other Operation and Maintenance	$376.4	$2.1	$1.3	$(93.5)	$286.3
Depreciation and Amortization	$70.7	$16.8	$0.1	$—	$87.6
Operating Income (Loss)	$208.6	$88.4	$(1.3)	$—	$295.7
Equity in Earnings of Unconsolidated Affiliates	$15.6	$—	$—	$—	$15.6
Interest Expense, Net	$29.2	$16.8	$13.1	$(0.2)	$58.9
Income Tax Expense (Benefit)	$74.0	$28.8	$(6.5)	$—	$96.3
Net Income (Loss)	$136.2	$43.0	$172.6	$(179.7)	$172.1
Capital Expenditures	$137.6	$1.9	$2.8	$—	$142.3
Total Assets (c)	$13,429.0	$2,932.6	$4,771.9	$(7,312.2)	$13,821.3

March 31, 2011
Operating Revenues (b)	$1,316.5	$103.2	$0.2	$(91.2)	$1,328.7
Other Operation and Maintenance	$400.9	$1.5	$1.1	$(90.0)	$313.5
Depreciation and Amortization	$63.4	$17.7	$0.2	$—	$81.3
Operating Income (Loss)	$213.0	$84.0	$(1.4)	$—	$295.6
Equity in Earnings of Unconsolidated Affiliates	$15.5	$—	$(0.1)	$—	$15.4
Interest Expense, Net	$28.1	$15.9	$19.5	$(0.1)	$63.4
Income Tax Expense (Benefit)	$71.3	$27.7	$(9.7)	$—	$89.3
Net Income (Loss)	$141.0	$40.5	$170.8	$(181.4)	$170.9
Capital Expenditures	$127.2	$8.2	$0.1	$—	$135.5
Total Assets (c)	$12,632.8	$2,975.9	$4,913.6	$(7,333.7)	$13,188.6

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

(c)	An elimination of $2,355.9 million and $2,437.8 million is included in Total Assets as of March 31, 2012 and 2011, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

10 -- VARIABLE INTEREST ENTITIES

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of approximately one year. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the

March 2012	19	Wisconsin Energy Corporation

Form 10-Q

power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately 10 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $296.7 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the three months ended March 31, 2012 and 2011 were $14.7 million and $15.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $21 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2012, we have established reserves of $37.5 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Valley Power Plant Title V Air Permit:   The WDNR renewed Valley Power Plant's (VAPP) Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit. We filed a motion for partial summary judgment in that proceeding on March 22, 2012. If the case proceeds to hearing, it would be held in early 2013. The Sierra Club petitioned the United States Environmental Protection Agency (EPA) for additional reductions and monitoring for particulate matter, and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition.

We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of either proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

We filed an application with the PSCW in December 2011 for authority to replace and upgrade the Lincoln Arthur natural gas main, which would also have the capability to accommodate the increased natural gas required if VAPP were to convert from coal to natural gas. Clean Wisconsin has requested intervenor status in the PSCW process.

March 2012	20	Wisconsin Energy Corporation

Form 10-Q

We also submitted a letter to the EPA in December 2011 with four voluntary goals which include: (1) reducing annual Sulfur Dioxide (SO2) emissions from the plant to no more than 4,500 tons (a 65% decrease from 2001 emission levels); (2) installing a dry sorbent injection system that is needed to meet the utility Maximum Achievable Control Technology (MACT) rules earlier than the rules require if the installation would provide a direct economic benefit to customers and is approved by the PSCW; (3) holding an open house and tour of VAPP in 2012 to help inform the community on the plant, the unique role that it plays in the community, and to share environmental successes and future plans; and (4) converting VAPP to natural gas fuel by the 2017/2018 timeframe, provided we can demonstrate a direct economic benefit to customers and obtain authorization from the PSCW to do so.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant (Point Beach), we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to WPL in connection with the sale of our interest in Edgewater Generating Unit 5. We have established reserves as deemed appropriate for these indemnification provisions.

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

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. The plaintiffs have 30 days from the date of the written order to appeal this decision.

We do not anticipate further charges as a result of the settlement, other than certain process-related costs we expect to incur to implement the settlement.

Income Taxes:   During the first quarter of 2012, the IRS issued guidance applicable to taxpayers that have taken positions within prior year tax returns relating to the conversion of capitalized assets to repair expense. As a result of this guidance, we have decreased our unrecognized tax benefits by approximately $7.4 million, exclusive of accrued interest.

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2012, we paid $26.5 million in interest, net of amounts capitalized, and paid $15.3 million in income taxes, net of refunds. During the three months ended March 31, 2011, we paid $12.5 million in interest, net of amounts capitalized, and received $24.8 million in net refunds from income taxes.

As of March 31, 2012 and 2011, the amount of accounts payable related to capital expenditures was $12.6 million and $20.6 million, respectively.

During the three months ended March 31, 2012 and 2011, total amortization of deferred revenue was $13.7 million and $13.2 million, respectively.

During the three months ended March 31, 2012 and 2011, our equity in earnings from ATC was $15.6 million and $15.5 million, respectively. During the three months ended March 31, 2012 and 2011, distributions received from ATC were $12.9 million and $12.4 million, respectively.

March 2012	21	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2012

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first quarter of 2012 with the first quarter of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	2012	B (W)	2011
	(Millions of Dollars)

Utility Energy Segment	$208.6	$(4.4)	$213.0
Non-Utility Energy Segment	88.4	4.4	84.0
Corporate and Other	(1.3)	0.1	(1.4)
Total Operating Income	295.7	0.1	295.6
Equity in Earnings of Transmission Affiliate	15.6	0.1	15.5
Other Income, net	16.0	3.5	12.5
Interest Expense, net	58.9	4.5	63.4
Income Before Income Taxes	268.4	8.2	260.2
Income Tax Expense	96.3	(7.0)	89.3
Net Income	$172.1	$1.2	$170.9
Diluted Earnings Per Share	$0.74	$0.02	$0.72

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $208.6 million of operating income during the first quarter of 2012, a decrease of $4.4 million, or 2.1%, compared with the first quarter of 2011. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended March 31
Utility Energy Segment	2012	B (W)	2011
	(Millions of Dollars)
Operating Revenues
Electric	$777.3	$0.7	$776.6
Gas	388.5	(136.2)	524.7
Other	12.6	(2.6)	15.2
Total Operating Revenues	1,178.4	(138.1)	1,316.5
Fuel and Purchased Power	255.1	13.7	268.8
Cost of Gas Sold	237.5	104.9	342.4
Gross Margin	685.8	(19.5)	705.3
Other Operating Expenses
Other Operation and Maintenance	376.4	24.5	400.9
Depreciation and Amortization	70.7	(7.3)	63.4
Property and Revenue Taxes	30.1	(2.1)	28.0
Total Operating Expenses	969.8	133.7	1,103.5
Operating Income	$208.6	$(4.4)	$213.0

March 2012	22	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2012 with the first quarter of 2011:

	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$274.6	$(8.4)	$283.0	1,942.9	(87.1)	2,030.0
Small Commercial/Industrial	245.2	(1.2)	246.4	2,151.6	(47.1)	2,198.7
Large Commercial/Industrial	184.4	5.8	178.6	2,444.3	70.6	2,373.7
Other - Retail	6.0	(0.1)	6.1	40.4	0.4	40.0
Total Retail	710.2	(3.9)	714.1	6,579.2	(63.2)	6,642.4
Wholesale - Other	36.7	0.7	36.0	332.7	(146.1)	478.8
Resale - Utilities	17.0	(0.5)	17.5	597.1	28.5	568.6
Other Operating Revenues	13.4	4.4	9.0	—	—	—
Total	$777.3	$0.7	$776.6	7,509.0	(180.8)	7,689.8

Weather -- Degree Days (a)
Heating (3,306 Normal)				2,610	(834)	3,444

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $0.7 million, or 0.1%, when compared to the first quarter of 2011. The most significant factors that caused a change in revenues were:

•	Unfavorable weather as compared to the prior year that decreased electric revenues by an estimated $19.3 million.

•
Net pricing increases totaling $8.8 million, which primarily includes rates related to our request to review 2011 fuel costs that became effective April 29, 2011. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

•
A $4.4 million increase in other operating revenues, which includes the amortization of $6.7 million related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW. For additional information on the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

As measured by heating degree days, the first quarter of 2012 was 24.2% warmer than the same period in 2011 and 21.1% warmer than normal. The decrease in residential sales volumes in 2012 is primarily attributable to the warmer weather.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $13.7 million, or 5.1%, when compared to the first quarter of 2011. This decrease was primarily caused by a 2.4% decrease in total MWh sales as well as lower generating costs driven by a decrease in natural gas prices as compared to the first quarter of 2011.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2012 with the first quarter of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $136.2 million, or 26.0%, and cost of gas sold decreased by $104.9 million, or 30.6%, due to the significantly warmer winter weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

March 2012	23	Wisconsin Energy Corporation

Form 10-Q

	Three Months Ended March 31
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$388.5	$(136.2)	$524.7
Cost of Gas Sold	237.5	104.9	342.4
Gross Margin	$151.0	$(31.3)	$182.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2012 with the first quarter of 2011:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$97.9	$(20.7)	$118.6	298.2	(92.8)	391.0
Commercial/Industrial	35.8	(9.4)	45.2	170.6	(50.8)	221.4
Interruptible	0.6	—	0.6	5.0	(1.4)	6.4
Total Retail	134.3	(30.1)	164.4	473.8	(145.0)	618.8
Transported Gas	14.7	(0.9)	15.6	324.1	60.4	263.7
Other	2.0	(0.3)	2.3	—	—	—
Total	$151.0	$(31.3)	$182.3	797.9	(84.6)	882.5

Weather -- Degree Days (a)
Heating (3,306 Normal)				2,610	(834)	3,444

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $31.3 million, or approximately 17.2%, when compared to the first quarter of 2011 as a result of record warm winter weather. The first quarter of 2012 was the warmest winter in 122 years. As measured by heating degree days, the first quarter of 2012 was 24.2% warmer than the same period in 2011 and 21.1% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $24.5 million, or approximately 6.1%, when compared to the first quarter of 2011. This decrease, which we expect to continue through the remainder of the year, is primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $7.3 million, or approximately 11.5%, when compared to the first quarter of 2011 primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went in service in December 2011. We expect depreciation expense to increase in 2012 related to the in-service events of the Oak Creek Air Quality Control System (AQCS) project. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

March 2012	24	Wisconsin Energy Corporation

Form 10-Q

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (Port Washington Generating Station Unit 1 (PWGS 1), Port Washington Generating Station Unit 2 (PWGS 2), Oak Creek expansion Unit 1 (OC 1) and OC 2). PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. The common facilities associated with the Oak Creek expansion include the water intake system, which was placed in service in January 2009, the coal handling system, which was placed in service in November 2007, and other smaller assets. OC 1 and OC 2 were placed in service in February 2010 and January 2011, respectively.

The table below reflects a full quarter's earnings in 2012 and 2011 for PWGS 1, PWGS 2, OC 1 and the common facilities for the Oak Creek expansion. It also reflects a full quarter's earnings in 2012 and approximately two and a half months of earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. Operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Three Months Ended March 31, 2012
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$26.5	$80.3	$0.5	$107.3
Operation and Maintenance Expense	0.1	0.5	1.5	2.1
Depreciation Expense	4.9	11.7	0.2	16.8
Operating Income (Loss)	$21.5	$68.1	$(1.2)	$88.4

	Three Months Ended March 31, 2011
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$26.0	$77.2	$—	$103.2
Operation and Maintenance Expense	0.1	0.6	0.8	1.5
Depreciation Expense	4.9	12.3	0.5	17.7
Operating Income (Loss)	$21.0	$64.3	$(1.3)	$84.0

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended March 31
	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$14.8	$2.7	$12.1
Other, net	1.2	0.8	0.4
Other Income, net	$16.0	$3.5	$12.5

Other income, net increased by $3.5 million, or approximately 28.0%, when compared to the first quarter of 2011. The increase in AFUDC - Equity is primarily related to the construction of the Oak Creek AQCS project and the Rothschild biomass facility. We expect AFUDC-Equity to decrease after the Oak Creek AQCS project goes in service. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

March 2012	25	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31
	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$65.3	$4.6	$69.9
Less: Capitalized Interest	6.4	(0.1)	6.5
Interest Expense, net	$58.9	$4.5	$63.4

Our gross interest costs decreased by $4.6 million, or approximately 6.6%, when compared to the first quarter of 2011 primarily because we retired $450 million of long-term debt in April 2011. This decrease was partially offset by increased interest costs associated with the issuance of $300 million of long-term debt by Wisconsin Electric in September 2011. Our capitalized interest decreased by $0.1 million. As a result, our net interest expense decreased by $4.5 million, or 7.1%, as compared to the first quarter of 2011.

CONSOLIDATED INCOME TAX EXPENSE

For the first quarter of 2012, our effective tax rate applicable to continuing operations was 35.9% compared to 34.3% for the first quarter of 2011. For additional information, see Note H -- Income Taxes in our 2011 Annual Report on Form 10-K. We expect our 2012 annual effective tax rate to be between 35.5% and 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the three months ended March 31:

	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$340.5	$391.0
Investing Activities	$(130.4)	$(144.4)
Financing Activities	$(206.1)	$(35.1)

Operating Activities

Cash provided by operating activities declined by $50.5 million during the first quarter of 2012 as compared to the same period in 2011. In the first quarter of 2011, we expensed approximately $37.0 million of non-cash charges associated with the amortization of certain regulatory assets and liabilities. The PSCW allowed us to suspend these amortizations in 2012. In addition, in 2011, we received approximately $45.5 million in refunds related to the DOE settlement, which were recorded as a regulatory liability. During the first quarter of 2011, we contributed $122.4 million to our qualified benefit plans. We made no such contributions to our qualified plans in the first quarter of 2012.

Investing Activities

Cash used in investing activities declined by $14.0 million during the first quarter of 2012 as compared to the same period in 2011. Our capital expenditures increased by $6.8 million during the first quarter of 2012 as compared to the same period in 2011, primarily because of increased spending on the biomass facility. During the first quarter of 2011, we received proceeds from asset sales totaling $38.3 million in connection with the sale of our interest in Edgewater Generating Unit 5, as compared to proceeds of $2.7 million during the first quarter of 2012. Finally, changes in restricted cash improved our cash from investing activities by $58.0 million. In 2011, we received

March 2012	26	Wisconsin Energy Corporation

Form 10-Q

$45.5 million in proceeds from the settlement with the DOE. The proceeds were treated as restricted cash, which was recorded as cash used in investing activities. In 2012, we released $20.8 million of the proceeds through bill credits and the reimbursement of costs. The release of restricted cash was treated as cash provided by investing activities.

Financing Activities

Cash used in financing activities increased by $171.0 million during the first quarter of 2012 as compared to the same period in 2011. During the first quarter of 2011, we issued $420.0 million of long-term debt in connection with the commercial operation of OC 2. We did not issue any long-term debt during the first quarter of 2012. In addition, in January 2012, our Board of Directors approved a 15.4% increase in the quarterly common stock dividend effective with the first quarter 2012 dividend payment.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2012 and beyond primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

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

As of March 31, 2012, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $557.3 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first three months of 2012, our maximum commercial paper outstanding was $669.9 million with a weighted-average interest rate of 0.27%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2012:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)
Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$4.4	$495.6	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

March 2012	27	Wisconsin Energy Corporation

Form 10-Q

The following table shows our capitalization structure as of March 31, 2012, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)
Common Equity	$4,051.5	$4,301.5
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,636.6	4,386.6
Short-Term Debt	557.3	557.3
Total Capitalization	$9,275.8	$9,275.8

Total Debt	$5,193.9	$4,943.9

Ratio of Debt to Total Capitalization	56.0%	53.3%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2012 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of March 31, 2012, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2012 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems, our biomass facility and environmental controls at our Oak Creek generating units. Our 2012 consolidated capital expenditure estimate is approximately $740 million.

March 2012	28	Wisconsin Energy Corporation

Form 10-Q

Common Stock Matters:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through March 31, 2012, we have acquired approximately 3.2 million shares in the open market at a cost of $100.0 million pursuant to this program.

On January 19, 2012, our Board of Directors approved a new dividend policy. Pursuant to this new policy, we will target a dividend payout ratio that trends toward 60% of earnings in the year 2014. At the same time, in accordance with that policy, our Board of Directors increased our quarterly dividend to $0.30 per share effective with the first quarter 2012 dividend payment, which would result in annual dividends of $1.20 per share.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 10 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.9 billion as of March 31, 2012 compared with $22.2 billion as of December 31, 2011. Our total contractual obligations and other commercial commitments as of March 31, 2012 decreased compared with December 31, 2011 primarily due to periodic payments related to these obligations which were greater than new commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2011 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

All of the PTF units are in service and are positioned to provide a significant portion of our future generation needs. We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2 and OC 1 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. Wisconsin Electric is recovering the lease payments associated with OC 2 as authorized by the PSCW and FERC, and has requested authorization from the MPSC in the rate case filed in July 2011. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2011 Annual Report on Form 10-K for additional information on PTF.

UTILITY RATES AND REGULATORY MATTERS

2013 Wisconsin Rate Case:   On March 23, 2012, Wisconsin Electric and Wisconsin Gas initiated rate proceedings with the PSCW. Wisconsin Electric has asked the PSCW to approve a net bill increase related to non-fuel costs for its Wisconsin retail electric customers of approximately $99.3 million (3.6%) for 2013. This proposed increase reflects an offset to the revenue requirement of approximately $73.3 million related to the proceeds of a renewable energy cash grant we expect to receive under the National Defense Authorization Act (NDAA) upon completion of our biomass facility currently under construction. Wisconsin Electric's proposed plan, if approved by the PSCW, would return the proceeds from the cash grant to customers in the form of bill credits.

March 2012	29	Wisconsin Energy Corporation

Form 10-Q

Absent the bill credits, the total electric rate increase requested by Wisconsin Electric is approximately $172.6 million (6.2%) for 2013. Wisconsin Electric is requesting an additional increase in electric rates of approximately $37.4 million in 2014, which would result in a 3.6% net bill increase for its Wisconsin retail electric customers. Wisconsin Electric also filed its fuel cost plan for 2013 with the PSCW as required by the Wisconsin fuel rules.

For its natural gas customers, Wisconsin Electric requested a rate decrease of approximately $1.2 million (0.2%) for 2013 with no rate adjustment for 2014. In addition, Wisconsin Electric requested rate increases of approximately $1.3 million (6.0%) for its Valley steam utility customers in 2013 and 2014, and approximately $1.0 million (7.0%) and $1.0 million (6.0%) for its Milwaukee County steam utility customers in 2013 and 2014, respectively.

Wisconsin Gas has asked the PSCW to approve a rate decrease for its natural gas customers of approximately $15.9 million (2.3%) for 2013, with no rate adjustment for 2014.

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

•
Authorizes Wisconsin Electric to reopen the rate proceeding in 2012 to address, for rates effective in 2013, all issues set aside during 2012, including the determination of the final approved construction costs for the Oak Creek expansion (see 2013 Wisconsin Rate Case above).

•	Schedules a proceeding to establish a 2012 fuel cost plan.

We received a final written order from the PSCW on November 3, 2011. For information related to the proceeding to establish a 2012 fuel cost plan, see 2012 Fuel Recovery Request below.

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

2012 Fuel Recovery Request:   On August 3, 2011, Wisconsin Electric filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase are projected higher coal, coal transportation and purchased power costs. This filing was made under the new Wisconsin fuel rules which require annual fuel cost filings. On January 5, 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills.

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

March 2012	30	Wisconsin Energy Corporation

Form 10-Q

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

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant and we expect the plant to be completed during the fall of 2013.

Pursuant to the NDAA, which was passed in December 2011, utilities are now able to elect to receive a cash grant for renewable energy projects without the effect of normalization for income tax purposes. As a result of the NDAA, we currently anticipate pursuing a cash grant relating to the biomass facility.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. On March 3, 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. We expect the equipment for units 7 and 8 to be completed by the end of summer 2012. We currently expect the cost of completing this project to be approximately $750 million ($900 million including AFUDC).

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ENVIRONMENTAL MATTERS

Air Quality

Mercury and Other Hazardous Air Pollutants:   On December 16, 2011, the EPA issued the final utility MACT rule (referred to as the Mercury and Air Toxics Standards (MATS) rule), which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our capital cost to comply with this rule will be approximately $16 million to $25 million. Based upon our review, the VAPP and Presque Isle Power Plant may require modifications. We believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions those plants well to meet the rule's requirements.

Cross-State Air Pollution Rule:   On August 8, 2011, the EPA issued a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOx) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. On February 7, 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the Presque Isle Power Plant and increase the number of allowances issued to the states of Michigan and Wisconsin. Even with these proposed revisions, however, the Presque Isle Power Plant may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

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

March 2012	31	Wisconsin Energy Corporation

Form 10-Q

Climate Change:   Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Any mandatory restrictions on our Carbon Dioxide (CO2) emissions that may be adopted by Congress or Wisconsin's or Michigan's legislature could result in significant compliance costs that could affect future results of operations, cash flows and financial condition.

On March 27, 2012, the EPA, using its existing authority under the Clean Air Act (CAA), proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fueled plants, based on the performance of combined cycle natural gas-fueled generating plants. We believe this rule effectively prohibits new conventional coal-fueled power plants.

We expect the EPA to attempt to address performance standards for reconstructed and modified generating units in a future rule. Any such rule may impact our ability to do maintenance or modify our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in our 2011 Annual Report on Form 10-K.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

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

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. The plaintiffs have 30 days from the date of the written order to appeal this decision.

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

March 2012	32	Wisconsin Energy Corporation

Form 10-Q

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States rather than sub-bituminous coal. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We have applied for a new air permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. Upon receiving an air permit, we intend to begin testing sub-bituminous coal in various combinations with bituminous coal to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications permanent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011. For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2011 Annual Report on Form 10-K, as well as Note 6 -- Fair Value Measurements and Note 7 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2011 Annual Report on Form 10-K.

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

March 2012	33	Wisconsin Energy Corporation

Form 10-Q

ENVIRONMENTAL MATTERS

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the AQCS that is currently under construction, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations.

A mixture of soil, coal ash and water, along with several trailers, vehicles and other construction materials from the AQCS construction site, slid down the bluff to the shoreline area. Some of these materials fell into Lake Michigan.

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials have been removed from the area, and construction equipment and related materials have been removed from Lake Michigan. The clean-up work has been completed, and the bluff was stabilized for the winter. We expect that permanent bluff reconstruction and stabilization work will commence during the second quarter of 2012.

We consulted with nearby water utilities and they indicated that there were no impacts to public drinking water supplies. In November 2011, the WDNR conducted a survey of Lake Michigan's lakebed. The survey did not locate any fly ash or construction materials on the lakebed immediately east and south of the Oak Creek site. Both water quality and sediment sampling have not indicated a serious risk of harm to human health or the environment.

The WDNR issued a Notice of Violation (NOV) along with its investigative findings on March 1, 2012, and an enforcement conference was held with representatives of Wisconsin Electric on March 7, 2012. The NOV involves the north surface water detention basin and a related permit condition. Ash deposits were removed from beneath the north detention basin during construction, which we believe was consistent with the permit condition requiring installation of a liner only if the basin was placed over a "waste area." Therefore, we do not believe a liner was required. We have also provided answers to follow-up questions provided by the WDNR at the enforcement conference. The WDNR or other regulatory agency may seek fines or penalties from us as a result of this incident.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2011. See Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

March 2012	34	Wisconsin Energy Corporation

Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
January 1 - January 31	9,217	$34.64	—	$200.0
February 1 - February 29	—	$—	—	$200.0
March 1 - March 31	2,575	$35.11	—	$200.0
Total	11,792	$34.74	—

(a) All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director Frederick P. Stratton, Jr. did not stand for re-election at the 2012 Annual Meeting of Stockholders of Wisconsin Energy held on May 3, 2012, at which time his term expired. Director Stratton has served on the Wisconsin Energy Board of Directors since 1987, the Wisconsin Electric Board of Directors since 1986 and the Wisconsin Gas Board of Directors since 2000. In consideration of his exemplary service and contributions to these Boards of Directors, on May 1, 2012, the Compensation Committee accelerated the vesting of all unvested shares of restricted stock awarded to Director Stratton, consisting of approximately 8,212 shares, effective May 3, 2012.

March 2012	35	Wisconsin Energy Corporation

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Terms of Employment for Susan H. Martin.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2012	36	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 3, 2012	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2012	37	Wisconsin Energy Corporation