Form 10-Q
period 2012-06-30
WISCONSIN ENERGY CORP
filed 2012-08-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2012):

Common Stock, $.01 Par Value,	230,447,077 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2012

June 2012	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
WECC	Wisconsin Energy Capital Corporation

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MACT	Maximum Achievable Control Technology
NOV	Notice of Violation
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007

June 2012	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
NDAA	National Defense Authorization Act
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2012	4	Wisconsin Energy Corporation

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

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

June 2012	5	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service (IRS) audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder, including rules recently adopted and/or proposed by the U.S. Commodity Futures Trading Commission that may impact our hedging activities and related costs.

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

June 2012	6	Wisconsin Energy Corporation

Form 10-Q

INTRODUCTION

Wisconsin Energy Corporation is a diversified holding company which conducts its operations primarily in two reportable segments: a utility energy segment and a non-utility energy segment. Unless qualified by their context when used in this document, the terms Wisconsin Energy, the Company, our, us or we refer to the holding company and all of its subsidiaries. Our primary subsidiaries are Wisconsin Electric Power Company (Wisconsin Electric), Wisconsin Gas LLC (Wisconsin Gas) and W.E. Power, LLC (We Power).

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

June 2012	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$944.7	$991.7	$2,135.9	$2,320.4

Operating Expenses
Fuel and purchased power	258.7	286.0	512.5	553.6
Cost of gas sold	75.0	121.8	312.5	464.2
Other operation and maintenance	267.9	298.9	554.2	612.4
Depreciation and amortization	90.3	82.3	177.9	163.6
Property and revenue taxes	30.2	28.3	60.5	56.6
Total Operating Expenses	722.1	817.3	1,617.6	1,850.4

Operating Income	222.6	174.4	518.3	470.0

Equity in Earnings of Transmission Affiliate	16.2	15.2	31.8	30.7
Other Income, net	8.6	14.4	24.6	26.9
Interest Expense, net	61.5	57.4	120.4	120.8

Income from Continuing Operations Before Income Taxes	185.9	146.6	454.3	406.8

Income Tax Expense	66.6	48.6	162.9	137.9

Income from Continuing Operations	119.3	98.0	291.4	268.9

Income from Discontinued Operations, Net of Tax	—	11.5	—	11.5
Net Income	$119.3	$109.5	$291.4	$280.4

Earnings Per Share (Basic)
Continuing operations	$0.52	$0.42	$1.26	$1.15
Discontinued operations	—	0.05	—	0.05
Total Earnings Per Share (Basic)	$0.52	$0.47	$1.26	$1.20

Earnings Per Share (Diluted)
Continuing operations	$0.51	$0.41	$1.25	$1.14
Discontinued operations	—	0.05	—	0.05
Total Earnings Per Share (Diluted)	$0.51	$0.46	$1.25	$1.19

Weighted Average Common Shares Outstanding (Millions)
Basic	230.4	233.7	230.5	233.7
Diluted	233.1	236.6	233.1	236.6

Dividends Per Share of Common Stock	$0.30	$0.26	$0.60	$0.52

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2012	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$13,595.4	$12,977.7
Accumulated depreciation	(3,915.7)	(3,797.8)
	9,679.7	9,179.9
Construction work in progress	604.7	921.3
Leased facilities, net	56.3	59.2
Net Property, Plant and Equipment	10,340.7	10,160.4
Investments
Equity investment in transmission affiliate	362.1	349.7
Other	37.6	43.6
Total Investments	399.7	393.3
Current Assets
Cash and cash equivalents	13.1	14.1
Restricted cash	17.9	45.5
Accounts receivable, net	297.3	349.4
Accrued revenues	201.5	252.7
Materials, supplies and inventories	335.0	382.0
Prepayments and other	372.1	382.5
Total Current Assets	1,236.9	1,426.2
Deferred Charges and Other Assets
Regulatory assets	1,287.6	1,238.7
Goodwill	441.9	441.9
Other	180.8	201.6
Total Deferred Charges and Other Assets	1,910.3	1,882.2
Total Assets	$13,887.6	$13,862.1

Capitalization and Liabilities
Capitalization
Common equity	$4,081.1	$3,963.3
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,297.5	4,614.3
Total Capitalization	8,409.0	8,608.0
Current Liabilities
Long-term debt due currently	334.8	32.6
Short-term debt	559.5	669.9
Accounts payable	267.5	325.7
Accrued payroll and vacation	89.2	105.9
Other	177.4	230.4
Total Current Liabilities	1,428.4	1,364.5
Deferred Credits and Other Liabilities
Regulatory liabilities	906.2	902.0
Deferred income taxes - long-term	1,862.5	1,696.1
Deferred revenue, net	727.5	754.5
Pension and other benefit obligations	251.6	222.7
Other	302.4	314.3
Total Deferred Credits and Other Liabilities	4,050.2	3,889.6
Total Capitalization and Liabilities	$13,887.6	$13,862.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2012	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$291.4	$280.4
Reconciliation to cash
Depreciation and amortization	183.8	169.2
Deferred income taxes and investment tax credits, net	141.2	137.0
Contributions to qualified benefit plans	—	(122.4)
Change in - Accounts receivable and accrued revenues	96.2	91.1
Inventories	47.0	40.0
Other current assets	16.7	10.2
Accounts payable	(60.2)	(38.7)
Accrued income taxes, net	5.7	59.2
Other current liabilities	(27.5)	11.4
Other, net	(85.6)	11.2
Cash Provided by Operating Activities	608.7	648.6

Investing Activities
Capital expenditures	(314.0)	(347.1)
Investment in transmission affiliate	(6.6)	(4.6)
Proceeds from asset sales	2.8	38.5
Change in restricted cash	27.6	(37.2)
Other, net	(22.4)	(17.1)
Cash Used in Investing Activities	(312.6)	(367.5)

Financing Activities
Exercise of stock options	38.6	29.6
Purchase of common stock	(77.0)	(51.6)
Dividends paid on common stock	(138.3)	(121.5)
Issuance of long-term debt	—	420.0
Retirement and repurchase of long-term debt	(10.0)	(456.9)
Change in short-term debt	(110.4)	(115.5)
Other, net	—	0.9
Cash Used in Financing Activities	(297.1)	(295.0)

Change in Cash and Cash Equivalents	(1.0)	(13.9)

Cash and Cash Equivalents at Beginning of Period	14.1	24.5

Cash and Cash Equivalents at End of Period	$13.1	$10.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2012	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year 2012 because of seasonal and other factors.

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

Fair Value Measurement:   In May 2011, the FASB issued guidance amending existing guidance for measuring fair value and expanding required disclosures about fair value measurements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied prospectively. We adopted this guidance on January 1, 2012, and it did not have any material impact on us.

3 -- COMMON EQUITY

Stock Option Activity:   During the first six months of 2012, the Compensation Committee granted 938,770 non-qualified stock options that had an estimated fair value of $3.34 per share. During the first six months of 2011, the Compensation Committee granted 458,180 non-qualified stock options that had an estimated fair value of $3.17 per share. The following assumptions were used to value the options using a binomial option pricing model:

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

June 2012	11	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three and six months ended June 30, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of April 1, 2012	10,851,131	$23.03
Granted	—	$—
Exercised	(1,279,600)	$20.09
Forfeited	—	$—
Outstanding as of June 30, 2012	9,571,531	$23.42

Outstanding as of January 1, 2012	10,638,750	$21.65
Granted	938,770	$34.88
Exercised	(1,998,269)	$19.34
Forfeited	(7,720)	$26.94
Outstanding as of June 30, 2012	9,571,531	$23.42	5.6	$154.5

Exercisable as of June 30, 2012	7,845,366	$21.76	4.9	$139.7

The intrinsic value of options exercised was $21.6 million and $33.6 million for the three and six months ended June 30, 2012, and $9.9 million and $19.0 million for the same periods in 2011, respectively. Cash received from options exercised was $38.6 million and $29.6 million for the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was zero and approximately $7.5 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the second quarter and first six months of 2012.

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$12.71 to $19.74	2,188,544	$18.08	2.7	2,188,544	$18.08	2.7
$21.11 to $24.92	5,995,997	$23.14	5.8	5,541,467	$22.99	5.6
$29.35 to $34.88	1,386,990	$33.09	9.2	115,355	$32.60	9.1
	9,571,531	$23.42	5.6	7,845,366	$21.76	4.9

June 2012	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about our non-vested options during the three and six months ended June 30, 2012:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of April 1, 2012	1,732,770	$3.31
Granted	—	$—
Vested	(6,605)	$3.30
Forfeited	—	$—
Non-vested as of June 30, 2012	1,726,165	$3.31

Non-vested as of January 1, 2012	3,103,770	$3.78
Granted	938,770	$3.34
Vested	(2,308,655)	$3.96
Forfeited	(7,720)	$3.25
Non-vested as of June 30, 2012	1,726,165	$3.31

As of June 30, 2012, total compensation costs related to non-vested stock options not yet recognized was approximately $2.4 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   During the first six months of 2012, the Compensation Committee granted 94,959 restricted shares to directors, officers and other key employees. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity occurred during the three and six months ended June 30, 2012:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of April 1, 2012	210,912
Granted	—	$—
Released	(15,762)	$19.38
Forfeited	(453)	$31.02
Outstanding as of June 30, 2012	194,697

Outstanding as of January 1, 2012	192,558
Granted	94,959	$34.46
Released	(88,422)	$30.65
Forfeited	(4,398)	$30.83
Outstanding as of June 30, 2012	194,697

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $0.7 million and $3.3 million for the three and six months ended June 30, 2012, and $0.2 million and $2.3 million for the same periods in 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero for the three and six months ended June 30, 2012, and $0.1 million and $0.7 million for the same periods in 2011, respectively.

As of June 30, 2012, total compensation cost related to restricted stock not yet recognized was approximately $3.9 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

June 2012	13	Wisconsin Energy Corporation

Form 10-Q

Performance Units:   In January 2012 and 2011, the Compensation Committee granted 346,570 and 435,690 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2011 and 2010 vested and were settled during the first quarter of 2012 and 2011, and had a total intrinsic value of $26.7 million and $12.6 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $9.7 million and $4.3 million, respectively. As of June 30, 2012, total compensation cost related to performance units not yet recognized was approximately $29.1 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

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

There was no material other comprehensive income for the three and six months ended June 30, 2012 or 2011.

Share Repurchase Program:   In May 2011, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $300 million of our common stock through the end of 2013. Through June 30, 2012, we have repurchased $100.0 million of our common stock pursuant to this program at an average cost of $30.79 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company in the following periods:

	Six Months Ended June 30
	2012		2011
	Shares	Cost	Shares	Cost
	(In Millions)

Under May 2011 share repurchase program	—	$—	—	$—
To fulfill exercised stock options and restricted stock awards	2.1	75.7	1.6	50.8
Total	2.1	$75.7	1.6	$50.8

June 2012	14	Wisconsin Energy Corporation

Form 10-Q

4 -- ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

The following table summarizes the net impacts of discontinued operations on our earnings for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Income from Continuing Operations	$119.3	$98.0	$291.4	$268.9
Income from Discontinued Operations, net of tax (a)	—	11.5	—	11.5
Net Income	$119.3	$109.5	$291.4	$280.4

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

As of June 30, 2012, we were in compliance with all financial covenants.

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

June 2012	15	Wisconsin Energy Corporation

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$17.9	$—	$—	$17.9
Derivatives	2.7	12.1	9.9	24.7
Total	$20.6	$12.1	$9.9	$42.6
Liabilities:
Derivatives	$0.5	$7.5	$—	$8.0
Total	$0.5	$7.5	$—	$8.0

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	14.6	5.7	20.6
Total	$45.8	$14.6	$5.7	$66.1
Liabilities:
Derivatives	$8.2	$1.0	$—	$9.2
Total	$8.2	$1.0	$—	$9.2

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

June 2012	16	Wisconsin Energy Corporation

Form 10-Q

in Level 3.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Beginning Balance	$2.2	$2.1	$5.7	$5.9
Realized and unrealized gains (losses)	—	—	—	—
Purchases	10.9	16.1	10.9	16.1
Issuances	—	—	—	—
Settlements	(3.2)	(3.6)	(6.7)	(7.4)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$9.9	$14.6	$9.9	$14.6

Change in unrealized gains (losses) relating to instruments still held as of June 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2012		December 31, 2011
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$26.1	$30.4	$25.1
Long-term debt, including current portion	$4,531.4	$5,248.0	$4,541.4	$5,179.9

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

June 2012	17	Wisconsin Energy Corporation

Form 10-Q

for derivatives executed with the same counterparty under the same master netting arrangement. As of June 30, 2012, we recognized $16.3 million in regulatory assets and $22.0 million in regulatory liabilities related to derivatives in comparison to $29.6 million in regulatory assets and $21.7 million in regulatory liabilities as of December 31, 2011.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.1 million is recorded in other deferred charges and other assets as of June 30, 2012, and the long-term portion of our derivative liabilities of $1.5 million is recorded in other deferred credits and other liabilities as of June 30, 2012. Our Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011 include:

	June 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$5.0	$0.1	$2.1	$9.1
Fuel Oil	—	0.5	0.3	0.1
FTRs	9.9	—	5.7	—
Coal	9.8	7.4	12.5	—
Total	$24.7	$8.0	$20.6	$9.2

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	18.5 million Dth	$(14.2)	18.9 million Dth	$(6.6)
Fuel Oil	2.1 million gallons	0.8	3.4 million gallons	2.1
FTRs	5,296 MW	1.6	6,191 MW	1.5
Total		$(11.8)		$(3.0)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	38.9 million Dth	$(30.4)	38.3 million Dth	$(17.2)
Fuel Oil	3.8 million gallons	1.4	6.6 million gallons	2.5
FTRs	10,654 MW	2.2	12,543 MW	5.3
Total		$(26.8)		$(9.4)

As of June 30, 2012 and December 31, 2011, we posted collateral of $7.9 million and $11.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

June 2012	18	Wisconsin Energy Corporation

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$5.4	$3.3	$10.8	$7.9
Interest cost	16.4	17.1	32.8	33.8
Expected return on plan assets	(22.2)	(20.4)	(44.8)	(41.1)
Amortization of:
Prior service cost	0.6	0.5	1.2	1.1
Actuarial loss	10.3	9.0	20.2	17.1
Net Periodic Benefit Cost	$10.5	$9.5	$20.2	$18.8

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.4	$2.4	$5.2	$5.2
Interest cost	5.1	5.1	10.2	10.4
Expected return on plan assets	(4.8)	(4.1)	(9.6)	(8.4)
Amortization of:
Transition obligation	0.1	0.1	0.2	0.2
Prior service (credit)	(0.4)	(0.5)	(0.9)	(1.0)
Actuarial loss	1.7	1.5	3.5	3.0
Net Periodic Benefit Cost	$4.1	$4.5	$8.6	$9.4

During the first six months of 2011, we contributed $122.4 million to our qualified benefit plans. No such contributions were made during the first six months of 2012. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $5.2 million as of June 30, 2012 and $15.3 million as of December 31, 2011.

June 2012	19	Wisconsin Energy Corporation

Form 10-Q

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2012 and 2011 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
June 30, 2012
Operating Revenues (b)	$930.5	$112.3	$0.3	$(98.4)	$944.7
Other Operation and Maintenance	$358.5	$5.3	$1.4	$(97.3)	$267.9
Depreciation and Amortization	$73.4	$16.7	$0.2	$—	$90.3
Operating Income (Loss)	$133.6	$90.3	$(1.3)	$—	$222.6
Equity in Earnings of Unconsolidated Affiliates	$16.2	$—	$(0.1)	$—	$16.1
Interest Expense, Net	$32.0	$16.7	$12.9	$(0.1)	$61.5
Income Tax Expense (Benefit)	$43.0	$29.2	$(5.6)	$—	$66.6
Income from Discontinued Operations, Net of Tax	$—	$—	$—	$—	$—
Net Income (Loss)	$82.7	$44.4	$119.3	$(127.1)	$119.3
Capital Expenditures	$169.4	$1.9	$0.4	$—	$171.7

June 30, 2011
Operating Revenues (b)	$977.9	$111.3	$0.2	$(97.7)	$991.7
Other Operation and Maintenance	$388.8	$5.1	$1.7	$(96.7)	$298.9
Depreciation and Amortization	$63.9	$18.3	$0.1	$—	$82.3
Operating Income (Loss)	$88.1	$87.9	$(1.6)	$—	$174.4
Equity in Earnings of Unconsolidated Affiliates	$15.2	$—	$(0.1)	$—	$15.1
Interest Expense, Net	$27.2	$17.0	$13.3	$(0.1)	$57.4
Income Tax Expense (Benefit)	$29.1	$28.1	$(8.6)	$—	$48.6
Income from Discontinued Operations, Net of Tax	$—	$—	$11.5	$—	$11.5
Net Income (Loss)	$61.1	$42.8	$109.5	$(103.9)	$109.5
Capital Expenditures	$203.8	$6.7	$1.1	$—	$211.6

June 2012	20	Wisconsin Energy Corporation

Form 10-Q

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Six Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
June 30, 2012
Operating Revenues (b)	$2,108.9	$219.6	$0.6	$(193.2)	$2,135.9
Other Operation and Maintenance	$734.9	$7.4	$2.7	$(190.8)	$554.2
Depreciation and Amortization	$144.1	$33.5	$0.3	$—	$177.9
Operating Income (Loss)	$342.2	$178.7	$(2.6)	$—	$518.3
Equity in Earnings of Unconsolidated Affiliates	$31.8	$—	$(0.1)	$—	$31.7
Interest Expense, Net	$61.2	$33.5	$26.0	$(0.3)	$120.4
Income Tax Expense (Benefit)	$117.0	$58.0	$(12.1)	$—	$162.9
Income from Discontinued Operations, Net of Tax	$—	$—	$—	$—	$—
Net Income (Loss)	$218.9	$87.4	$291.9	$(306.8)	$291.4
Capital Expenditures	$307.0	$3.8	$3.2	$—	$314.0

June 30, 2011
Operating Revenues (b)	$2,294.4	$214.5	$0.4	$(188.9)	$2,320.4
Other Operation and Maintenance	$789.7	$6.6	$2.8	$(186.7)	$612.4
Depreciation and Amortization	$127.3	$36.0	$0.3	$—	$163.6
Operating Income (Loss)	$301.1	$171.9	$(3.0)	$—	$470.0
Equity in Earnings of Unconsolidated Affiliates	$30.7	$—	$(0.2)	$—	$30.5
Interest Expense, Net	$55.3	$32.9	$32.8	$(0.2)	$120.8
Income Tax Expense (Benefit)	$100.4	$55.8	$(18.3)	$—	$137.9
Income from Discontinued Operations, Net of Tax	$—	$—	$11.5	$—	$11.5
Net Income (Loss)	$202.1	$83.3	$280.3	$(285.3)	$280.4
Capital Expenditures	$331.0	$14.9	$1.2	$—	$347.1

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

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

June 2012	21	Wisconsin Energy Corporation

Form 10-Q

remaining term of approximately 10 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $283.4 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the six months ended June 30, 2012 and 2011 were $29.6 million and $32.1 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $21 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2012, we have established reserves of $37.5 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Valley Power Plant Title V Air Permit:   The WDNR renewed Valley Power Plant's (VAPP) Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit. We filed a motion for partial summary judgment in that proceeding in March 2012. If the case proceeds to hearing, it would be held in early 2013. In March 2011, the Sierra Club also petitioned the United States Environmental Protection Agency (EPA) for additional reductions and monitoring for particulate matter, and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition. In May 2012, the Sierra Club filed a notice of intent to bring suit to force the EPA to issue a response to that petition.

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

June 2012	22	Wisconsin Energy Corporation

Form 10-Q

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

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. Substantially all payments to class members have been made pursuant to the settlement. We do not anticipate further charges as a result of the settlement.

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2012, we paid $118.0 million in interest, net of amounts capitalized, and paid $21.0 million in income taxes, net of refunds. During the six months ended June 30, 2011, we paid $125.1 million in interest, net of amounts capitalized, and received $49.4 million in net refunds from income taxes.

As of June 30, 2012 and 2011, the amount of accounts payable related to capital expenditures was $18.8 million and $51.2 million, respectively.

During the six months ended June 30, 2012 and 2011, total amortization of deferred revenue was $27.5 million and $26.9 million, respectively.

During the six months ended June 30, 2012 and 2011, our equity in earnings from ATC was $31.8 million and $30.7 million, respectively. During the six months ended June 30, 2012 and 2011, distributions received from ATC were $25.8 million and $24.6 million, respectively.

June 2012	23	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2012

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the second quarter of 2012 with the second quarter of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Utility Energy Segment	$133.6	$45.5	$88.1
Non-Utility Energy Segment	90.3	2.4	87.9
Corporate and Other	(1.3)	0.3	(1.6)
Total Operating Income	222.6	48.2	174.4
Equity in Earnings of Transmission Affiliate	16.2	1.0	15.2
Other Income, net	8.6	(5.8)	14.4
Interest Expense, net	61.5	(4.1)	57.4
Income from Continuing Operations Before Income Taxes	185.9	39.3	146.6
Income Tax Expense	66.6	(18.0)	48.6
Income from Continuing Operations	$119.3	$21.3	$98.0
Diluted Earnings Per Share from Continuing Operations	$0.51	$0.10	$0.41
Diluted Earnings Per Share from Discontinued Operations	$—	$(0.05)	$0.05

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $133.6 million of operating income during the second quarter of 2012, an increase of $45.5 million, or 51.6%, compared with the second quarter of 2011. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended June 30
Utility Energy Segment	2012	B (W)	2011
	(Millions of Dollars)
Operating Revenues
Electric	$772.6	$10.0	$762.6
Gas	151.1	(56.7)	207.8
Other	6.8	(0.7)	7.5
Total Operating Revenues	930.5	(47.4)	977.9
Fuel and Purchased Power	260.0	27.2	287.2
Cost of Gas Sold	75.0	46.8	121.8
Gross Margin	595.5	26.6	568.9
Other Operating Expenses
Other Operation and Maintenance	358.5	30.3	388.8
Depreciation and Amortization	73.4	(9.5)	63.9
Property and Revenue Taxes	30.0	(1.9)	28.1
Total Operating Expenses	796.9	92.9	889.8
Operating Income	$133.6	$45.5	$88.1

June 2012	24	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2012 with the second quarter of 2011:

	Three Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$276.9	$17.1	$259.8	1,988.6	153.0	1,835.6
Small Commercial/Industrial	249.7	9.0	240.7	2,169.4	104.2	2,065.2
Large Commercial/Industrial	183.9	(9.5)	193.4	2,409.3	(92.8)	2,502.1
Other - Retail	5.2	—	5.2	36.2	1.3	34.9
Total Retail	715.7	16.6	699.1	6,603.5	165.7	6,437.8
Wholesale - Other	35.6	(4.3)	39.9	368.7	(157.4)	526.1
Resale - Utilities	8.4	(6.8)	15.2	198.7	(238.9)	437.6
Other Operating Revenues	12.9	4.5	8.4	—	—	—
Total	$772.6	$10.0	$762.6	7,170.9	(230.6)	7,401.5

Weather -- Degree Days (a)
Heating (953 Normal)				765	(272)	1,037
Cooling (159 Normal)				295	182	113

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $10.0 million, or 1.3%, when compared to the second quarter of 2011. The most significant factors that caused a change in revenues were:

•	Favorable weather as compared to the prior year that increased electric revenues by an estimated $40.1 million.

•
Net pricing decreases totaling $12.3 million, which primarily includes a reserve of $10.8 million related to Wisconsin fuel recoveries as a result of lower actual fuel costs than were included in the most recent Wisconsin fuel filing approved by the PSCW.

•
An increase in other operating revenues of $7.1 million related to the amortization of the DOE settlement used to offset an increase in fuel costs authorized by the PSCW. For additional information on the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

•	A $6.8 million reduction in sales for resale due to reduced sales into the MISO Energy Markets.

As measured by cooling degree days, the second quarter of 2012 was 161.1% warmer than the same period in 2011 and 85.5% warmer than normal. The growth in residential and small commercial/industrial sales was primarily driven by the warmer weather. The decrease in large commercial/industrial sales was driven by lower sales to the two iron ore mines in Michigan. If these customers are excluded, sales to our large commercial/industrial customers increased by 0.6%. Wholesale sales decreased primarily due to the low market price of power in 2012 as compared to 2011, which caused some of these customers to obtain energy from the MISO market rather than through our contracts. This reduction did not impact the majority of revenue received from these customers, which is tied to demand.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $27.2 million, or 9.5%, when compared to the second quarter of 2011. This decrease was primarily caused by a 3.1% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

June 2012	25	Wisconsin Energy Corporation

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2012 with the second quarter of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $56.7 million, or 27.3%, and cost of gas sold decreased by $46.8 million, or 38.4%, due to the significantly warmer weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

	Three Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$151.1	$(56.7)	$207.8
Cost of Gas Sold	75.0	46.8	121.8
Gross Margin	$76.1	$(9.9)	$86.0

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2012 with the second quarter of 2011:

	Three Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$48.7	$(5.5)	$54.2	92.5	(24.2)	116.7
Commercial/Industrial	13.4	(3.9)	17.3	50.5	(22.0)	72.5
Interruptible	0.3	(0.2)	0.5	2.6	(0.5)	3.1
Total Retail	62.4	(9.6)	72.0	145.6	(46.7)	192.3
Transported Gas	12.1	(0.1)	12.2	283.1	79.7	203.4
Other	1.6	(0.2)	1.8	—	—	—
Total	$76.1	$(9.9)	$86.0	428.7	33.0	395.7

Weather -- Degree Days (a)
Heating (953 Normal)				765	(272)	1,037

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $9.9 million, or approximately 11.5%, when compared to the second quarter of 2011. This decrease primarily relates to a decrease in sales volumes as a result of warmer weather during the second quarter of 2012 that decreased heating loads. As measured by heating degree days, the second quarter of 2012 was 26.2% warmer than the same period in 2011 and 19.7% warmer than normal. Transported gas volumes for the second quarter of 2012 increased by 39.2% as compared to the same period in 2011. Virtually all of the volume increase related to gas used in electric generation, which has a small impact on margin. This margin increase was more than offset by a reduction in transportation volumes delivered to higher margin classes that are more weather sensitive than our large transport customers.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $30.3 million, or approximately 7.8%, when compared to the second quarter of 2011. This decrease, which we expect to continue through the remainder of the year, is primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

June 2012	26	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $9.5 million, or approximately 14.9%, when compared to the second quarter of 2011 primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011, and the emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March 2012. We expect depreciation expense to continue to increase in 2012 once the emission control equipment for units 7 and 8 of the Oak Creek AQCS project is completed, which we are targeting by the end of summer 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

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

	Three Months Ended June 30, 2012
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$26.9	$82.2	$3.2	$112.3
Operation and Maintenance Expense	0.5	2.2	2.6	5.3
Depreciation Expense	4.8	11.7	0.2	16.7
Operating Income	$21.6	$68.3	$0.4	$90.3

	Three Months Ended June 30, 2011
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$26.5	$82.2	$2.6	$111.3
Operation and Maintenance Expense	0.5	3.1	1.5	5.1
Depreciation Expense	5.0	12.9	0.4	18.3
Operating Income	$21.0	$66.2	$0.7	$87.9

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$8.0	$(5.5)	$13.5
Other, net	0.6	(0.3)	0.9
Other Income, net	$8.6	$(5.8)	$14.4

Other income, net decreased by $5.8 million, or approximately 40.3%, when compared to the second quarter of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, and the emission control equipment for units 5 and 6 of the Oak Creek AQCS project, which went

June 2012	27	Wisconsin Energy Corporation

Form 10-Q

into service in March 2012. We expect AFUDC - Equity to continue to decrease in 2012 once the emission control equipment for units 7 and 8 of the Oak Creek AQCS project is completed, which we are targeting by the end of summer 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$65.1	$(2.0)	$63.1
Less: Capitalized Interest	3.6	(2.1)	5.7
Interest Expense, net	$61.5	$(4.1)	$57.4

Our gross interest costs increased by $2.0 million, or approximately 3.2%, when compared to the second quarter of 2011 primarily because of the issuance of $300 million of long-term debt by Wisconsin Electric in September 2011. Our capitalized interest decreased by $2.1 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $4.1 million, or 7.1%, as compared to the second quarter of 2011.

CONSOLIDATED INCOME TAX EXPENSE

For the second quarter of 2012, our effective tax rate applicable to continuing operations was 35.8% compared to 33.2% for the second quarter of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note H -- Income Taxes in our 2011 Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

June 2012	28	Wisconsin Energy Corporation

Form 10-Q

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2012

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first six months of 2012 with the first six months of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Utility Energy Segment	$342.2	$41.1	$301.1
Non-Utility Energy Segment	178.7	6.8	171.9
Corporate and Other	(2.6)	0.4	(3.0)
Total Operating Income	518.3	48.3	470.0
Equity in Earnings of Transmission Affiliate	31.8	1.1	30.7
Other Income, net	24.6	(2.3)	26.9
Interest Expense, net	120.4	0.4	120.8
Income from Continuing Operations Before Income Taxes	454.3	47.5	406.8
Income Tax Expense	162.9	(25.0)	137.9
Income from Continuing Operations	$291.4	$22.5	$268.9
Diluted Earnings Per Share from Continuing Operations	$1.25	$0.11	$1.14
Diluted Earnings Per Share from Discontinued Operations	$—	$(0.05)	$0.05

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $342.2 million of operating income during the first six months of 2012, an increase of $41.1 million, or 13.6%, compared with the first six months of 2011. The following table summarizes the operating income of this segment between the comparative periods:

	Six Months Ended June 30
Utility Energy Segment	2012	B (W)	2011
	(Millions of Dollars)
Operating Revenues
Electric	$1,549.9	$10.7	$1,539.2
Gas	539.6	(192.9)	732.5
Other	19.4	(3.3)	22.7
Total Operating Revenues	2,108.9	(185.5)	2,294.4
Fuel and Purchased Power	515.1	40.9	556.0
Cost of Gas Sold	312.5	151.7	464.2
Gross Margin	1,281.3	7.1	1,274.2
Other Operating Expenses
Other Operation and Maintenance	734.9	54.8	789.7
Depreciation and Amortization	144.1	(16.8)	127.3
Property and Revenue Taxes	60.1	(4.0)	56.1
Total Operating Expenses	1,766.7	226.6	1,993.3
Operating Income	$342.2	$41.1	$301.1

June 2012	29	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2012 with the first six months of 2011:

	Six Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$551.5	$8.7	$542.8	3,931.5	65.9	3,865.6
Small Commercial/Industrial	494.9	7.8	487.1	4,321.0	57.1	4,263.9
Large Commercial/Industrial	368.3	(3.7)	372.0	4,853.6	(22.2)	4,875.8
Other - Retail	11.2	(0.1)	11.3	76.6	1.7	74.9
Total Retail	1,425.9	12.7	1,413.2	13,182.7	102.5	13,080.2
Wholesale - Other	72.3	(3.6)	75.9	701.4	(303.5)	1,004.9
Resale - Utilities	25.4	(7.3)	32.7	795.8	(210.4)	1,006.2
Other Operating Revenues	26.3	8.9	17.4	—	—	—
Total	$1,549.9	$10.7	$1,539.2	14,679.9	(411.4)	15,091.3

Weather -- Degree Days (a)
Heating (4,259 Normal)				3,375	(1,106)	4,481
Cooling (160 Normal)				306	193	113

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $10.7 million, or 0.7%, when compared to the first six months of 2011. The most significant factors that caused a change in revenues were:

•	Favorable weather as compared to the prior year that increased electric revenues by an estimated $20.7 million.

•	An increase in other operating revenues of $13.8 million related to the amortization of the DOE settlement used to offset an increase in fuel costs authorized by the PSCW.

•
A decrease in revenues resulting from a reserve of $10.8 million related to Wisconsin fuel recoveries as a result of lower actual fuel costs than were included in the most recent Wisconsin fuel filing approved by the PSCW.

•	A $7.3 million reduction in sales for resale due to reduced sales into the MISO Energy Markets.

As measured by cooling degree days, the first six months of 2012 were 170.8% warmer than the same period in 2011 and 91.3% warmer than normal. The growth in residential and small commercial/industrial sales was primarily driven by the warmer weather. The decrease in large commercial/industrial sales was driven by lower sales to the two iron ore mines in Michigan. If these customers are excluded, sales to our large commercial/industrial customers increased by 0.8%. Wholesale sales decreased primarily due to the low market price of power in 2012 as compared to 2011, which caused some of these customers to obtain energy from the MISO market rather than through our contracts. This reduction did not impact the majority of revenue received from these customers, which is tied to demand.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $40.9 million, or 7.4%, when compared to the first six months of 2011. This decrease was primarily caused by a 2.7% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

June 2012	30	Wisconsin Energy Corporation

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2012 with the first six months of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $192.9 million, or 26.3%, and cost of gas sold decreased by $151.7 million, or 32.7%, due to the significantly warmer weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

	Six Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$539.6	$(192.9)	$732.5
Cost of Gas Sold	312.5	151.7	464.2
Gross Margin	$227.1	$(41.2)	$268.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2012 with the first six months of 2011:

	Six Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$146.6	$(26.2)	$172.8	390.7	(117.0)	507.7
Commercial/Industrial	49.2	(13.3)	62.5	221.1	(72.8)	293.9
Interruptible	0.9	(0.2)	1.1	7.6	(1.9)	9.5
Total Retail	196.7	(39.7)	236.4	619.4	(191.7)	811.1
Transported Gas	26.8	(1.0)	27.8	607.2	140.1	467.1
Other	3.6	(0.5)	4.1	—	—	—
Total	$227.1	$(41.2)	$268.3	1,226.6	(51.6)	1,278.2

Weather -- Degree Days (a)
Heating (4,259 Normal)				3,375	(1,106)	4,481

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $41.2 million, or approximately 15.4%, when compared to the first six months of 2011. This decrease primarily relates to a decrease in sales volumes as a result of warmer weather during the first six months of 2012 that decreased heating loads. As measured by heating degree days, the first six months of 2012 were 24.7% warmer than the same period in 2011 and 20.8% warmer than normal. Transported gas volumes for the first six months of 2012 increased by 30.0% as compared to the same period in 2011. Virtually all of the volume increase related to gas used in electric generation, which has a small impact on margin. This margin increase was more than offset by a reduction in transportation volumes delivered to higher margin classes that are more weather sensitive than our large transport customers.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $54.8 million, or approximately 6.9%, when compared to the first six months of 2011, primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

June 2012	31	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $16.8 million, or approximately 13.2%, when compared to the first six months of 2011 primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011, and the emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The table below reflects six months of earnings in 2012 and 2011 for PWGS 1, PWGS 2, OC 1 and the common facilities for the Oak Creek expansion. It also reflects six months of earnings in 2012 and approximately five and a half months of earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Six Months Ended June 30, 2012
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$53.4	$162.5	$3.7	$219.6
Operation and Maintenance Expense	0.6	2.7	4.1	7.4
Depreciation Expense	9.7	23.4	0.4	33.5
Operating Income (Loss)	$43.1	$136.4	$(0.8)	$178.7

	Six Months Ended June 30, 2011
	Port Washington	Oak Creek Expansion	All Other	Total
	(Millions of Dollars)

Operating Revenues	$52.5	$159.4	$2.6	$214.5
Operation and Maintenance Expense	0.6	3.7	2.3	6.6
Depreciation Expense	9.9	25.2	0.9	36.0
Operating Income (Loss)	$42.0	$130.5	$(0.6)	$171.9

CONSOLIDATED OTHER INCOME, NET

	Six Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$22.8	$(2.8)	$25.6
Other, net	1.8	0.5	1.3
Other Income, net	$24.6	$(2.3)	$26.9

Other income, net decreased by $2.3 million, or approximately 8.6%, when compared to the first six months of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, and the emission control equipment for units 5 and 6 of the Oak Creek AQCS project, which went into service in March 2012. We expect AFUDC - Equity to continue to decrease in 2012 once the emission control equipment for units 7 and 8 of the Oak Creek AQCS project is completed, which we are targeting by the end of summer 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

June 2012	32	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INTEREST EXPENSE, NET

	Six Months Ended June 30
	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$130.4	$2.6	$133.0
Less: Capitalized Interest	10.0	(2.2)	12.2
Interest Expense, net	$120.4	$0.4	$120.8

Our gross interest costs decreased by $2.6 million, or approximately 2.0%, when compared to the first six months of 2011 primarily because we retired $450 million of long-term debt in April 2011. This decrease was partially offset by increased interest costs associated with the issuance of $300 million of long-term debt by Wisconsin Electric in September 2011. Our capitalized interest decreased by $2.2 million primarily because of lower construction work in progress. As a result, our net interest expense decreased by $0.4 million, or 0.3%, as compared to the first six months of 2011.

CONSOLIDATED INCOME TAX EXPENSE

For the first six months of 2012, our effective tax rate applicable to continuing operations was 35.9% compared to 33.9% for the first six months of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note H -- Income Taxes in our 2011 Annual Report on Form 10-K. We expect our 2012 annual effective tax rate to be between 35.5% and 36.5%.

DISCONTINUED OPERATIONS

During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the six months ended June 30:

	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$608.7	$648.6
Investing Activities	$(312.6)	$(367.5)
Financing Activities	$(297.1)	$(295.0)

Operating Activities

Cash provided by operating activities declined by $39.9 million during the first six months of 2012 as compared to the same period in 2011. In the first six months of 2011, we expensed approximately $74.0 million of non-cash charges associated with the amortization of certain regulatory assets and liabilities. The PSCW allowed us to suspend these amortizations in 2012. In addition, in 2011, we received approximately $45.5 million in refunds related to the DOE settlement, which were recorded as a regulatory liability. During the first six months of 2011, we contributed $122.4 million to our qualified benefit plans. We made no such contributions to our qualified plans in the first six months of 2012.

June 2012	33	Wisconsin Energy Corporation

Form 10-Q

Investing Activities

Cash used in investing activities declined by $54.9 million during the first six months of 2012 as compared to the same period in 2011. Our capital expenditures decreased by $33.1 million during the first six months of 2012 as compared to the same period in 2011, primarily because of decreased spending on the Oak Creek AQCS project. During the first six months of 2011, we received proceeds from asset sales totaling $38.5 million, which primarily relates to the sale of our interest in Edgewater Generating Unit 5, as compared to proceeds of $2.8 million during the first six months of 2012. Finally, changes in restricted cash improved our cash from investing activities by $64.8 million. In 2011, we received $45.5 million in proceeds from the settlement with the DOE. The proceeds were treated as restricted cash, which was recorded as cash used in investing activities. In 2012, we released $27.6 million of the proceeds through bill credits and the reimbursement of costs.

Financing Activities

Cash used in financing activities increased by $2.1 million during the first six months of 2012 as compared to the same period in 2011. During the first six months of 2011, we issued $420.0 million of long-term debt in connection with the commercial operation of OC 2 and retired $450 million of long-term debt that matured. We did not issue any long-term debt during the first six months of 2012. In addition, in January 2012, our Board of Directors approved a 15.4% increase in the quarterly common stock dividend effective with the first quarter 2012 dividend payment.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of June 30, 2012, our current liabilities exceeded our current assets by approximately $191.5 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place, as well as access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

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

As of June 30, 2012, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $559.5 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first six months of 2012, our maximum commercial paper outstanding was $669.9 million with a weighted-average interest rate of 0.28%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of June 30, 2012:

June 2012	34	Wisconsin Energy Corporation

Form 10-Q

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$5.9	$494.1	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

The following table shows our capitalization structure as of June 30, 2012, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,081.1	$4,331.1
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,632.3	4,382.3
Short-Term Debt	559.5	559.5
Total Capitalization	$9,303.3	$9,303.3

Total Debt	$5,191.8	$4,941.8

Ratio of Debt to Total Capitalization	55.8%	53.1%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of June 30, 2012 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of June 30, 2012, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2012, S&P affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas, Wisconsin Energy Capital Corporation (WECC) and ERGSS, and revised the ratings outlooks from stable to positive.

In June 2012, Fitch affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas, WECC and ERGSS, and the stable ratings outlooks assigned to each company.

June 2012	35	Wisconsin Energy Corporation

Form 10-Q

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

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2012 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems, our biomass facility and environmental controls at our Oak Creek generating units. We estimate that we will spend approximately $740 million on consolidated capital expenditures during 2012.

Common Stock Matters:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through June 30, 2012, we have acquired approximately 3.2 million shares in the open market at a cost of $100.0 million pursuant to this program.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.6 billion as of June 30, 2012 compared with $22.2 billion as of December 31, 2011. Our total contractual obligations and other commercial commitments as of June 30, 2012 decreased compared with December 31, 2011 primarily due to periodic payments related to these obligations which were greater than new commitments made in the ordinary course of business.

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

POWER THE FUTURE

All of the PTF units are in service and are positioned to provide a significant portion of our future generation needs. We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2, OC 1 and

June 2012	36	Wisconsin Energy Corporation

Form 10-Q

OC 2 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2011 Annual Report on Form 10-K for additional information on PTF.

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

2012 Michigan Rate Case:   On July 5, 2011, Wisconsin Electric filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Pursuant to Michigan law, we self-implemented a $5.7 million interim electric base rate increase in January 2012. This increase was offset by a refund of $2.7 million of net proceeds from Wisconsin Electric's settlement of the spent nuclear fuel litigation with the DOE, resulting in a net $3.0 million rate increase. In addition, approximately $2.0 million of renewable costs were included in our Michigan fuel recovery rate effective January 1, 2012. The MPSC approved a total increase in electric base rates of $9.2 million annually, effective June 27, 2012, and authorized a 10.1% return on equity.

June 2012	37	Wisconsin Energy Corporation

Form 10-Q

2012 Fuel Recovery Request:   On August 3, 2011, Wisconsin Electric filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase were projected higher coal, coal transportation and purchased power costs. This filing was made under the new Wisconsin fuel rules which require annual fuel cost filings. On January 5, 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills.

2010 Wisconsin Rate Case:   As part of its final decision in the 2010 rate case, the PSCW authorized Wisconsin Electric to reopen the docket in 2010 to review updated 2011 fuel costs. In September 2010, Wisconsin Electric filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. Wisconsin Electric requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs then embedded in rates. In December 2010, Wisconsin Electric reduced its request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision, which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase was being driven primarily by an increase in the delivered cost of coal.

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

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant and we are targeting completion of the facility by the end of 2013.

Pursuant to the NDAA, which was passed in December 2011, utilities are now able to elect to receive a cash grant for renewable energy projects without the effect of normalization for income tax purposes. As a result of the NDAA, we currently anticipate pursuing a cash grant relating to the biomass facility.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. We are targeting completion of the equipment for units 7 and 8 by the end of summer 2012. We currently expect the cost of completing this project to be approximately $750 million ($900 million including AFUDC).

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2012 through May 31, 2013. The resulting ARR valuation and the secured FTRs should mitigate our transmission congestion risk for that period.

June 2012	38	Wisconsin Energy Corporation

Form 10-Q

ENVIRONMENTAL MATTERS

Air Quality

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final utility MACT rule (referred to as the Mercury and Air Toxics Standards rule), which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our capital cost to comply with this rule will be approximately $16 million to $25 million. Based upon our review, the VAPP and Presque Isle Power Plant may require modifications. We believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions our other plants well to meet the rule's requirements.

Cross-State Air Pollution Rule:   In August 2011, the EPA issued a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the Presque Isle Power Plant and increase the number of allowances issued to the states of Michigan and Wisconsin. Even with these proposed revisions, however, the Presque Isle Power Plant may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia granted a motion to stay the CSAPR pending judicial review of the rule. While the CSAPR is stayed, the CAIR will remain in effect. We are unable to predict the outcome of this review at this time.

Climate Change:   Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Any mandatory restrictions on our Carbon Dioxide emissions that may be adopted by Congress or Wisconsin's or Michigan's legislature could result in significant compliance costs that could affect future results of operations, cash flows and financial condition.

In March 2012, the EPA, using its existing authority under the Clean Air Act (CAA), proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fueled plants, based on the performance of combined cycle natural gas-fueled generating plants. We believe this rule effectively prohibits new conventional coal-fueled power plants. On June 26, 2012, the United States Court of Appeals for the Federal Circuit upheld the EPA's authority to regulate greenhouse gas emissions.

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

June 2012	39	Wisconsin Energy Corporation

Form 10-Q

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

In November 2011, we entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, we agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $0.04 per share for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. Substantially all payments to class members have been made pursuant to the settlement. We do not anticipate further charges as a result of the settlement.

NUCLEAR OPERATIONS

Used Nuclear Fuel Storage and Disposal:   The Nuclear Waste Policy Act established the Nuclear Waste Fund, which is composed of payments made by the generators and owners of nuclear plants. Wisconsin Electric owned Point Beach through September 2007 and placed approximately $215.2 million into this fund. Effective January 31, 1998, the DOE failed to meet its contractual obligation to begin removing used fuel from Point Beach. Wisconsin Electric filed a complaint in November 2000 against the DOE in the Court of Federal Claims for failure to begin performance. In December 2009, the Court ruled in favor of Wisconsin Electric, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. We negotiated a settlement with the DOE for $45.5 million, which we received in the first quarter of 2011. This amount, net of costs incurred, is being returned to customers as part of the PSCW's approval of our 2012 fuel recovery request and the MPSC's rate order in our 2012 Michigan rate case.

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

June 2012	40	Wisconsin Energy Corporation

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

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials were removed from the area, and construction equipment and related materials were removed from Lake Michigan. The clean-up work was completed, and the bluff was stabilized for the winter. We expect permanent bluff reconstruction and stabilization work to be completed during this year's construction season.

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

The WDNR issued a Notice of Violation (NOV) along with its investigative findings on March 1, 2012, and an enforcement conference was held with representatives of Wisconsin Electric on March 7, 2012. The NOV involved the north surface water detention basin and a related permit condition. A June 20, 2012 letter from the WDNR rescinded the March 1, 2012 NOV, but alleged non-compliance with certain environmental regulations. We responded to the letter as requested. In late July, the WDNR referred the matter to the Wisconsin Department of Justice (DOJ) for alleged violations of storm water and solid waste statutes and rules. We anticipate the DOJ will

June 2012	41	Wisconsin Energy Corporation

Form 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
April 1 - April 30	4,254	$35.19	—	$200.0
May 1 - May 31	—	$—	—	$200.0
June 1 - June 30	—	$—	—	$200.0
Total	4,254	$35.19	—

(a) All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

June 2012	42	Wisconsin Energy Corporation

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

3	Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation of Wisconsin Energy Corporation, as Amended effective May 21, 2012.

3.2	Bylaws of Wisconsin Energy Corporation, as Amended to May 21, 2012.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2012	43	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 2, 2012	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2012	44	Wisconsin Energy Corporation