Form 10-Q
period 2012-09-30
WISCONSIN ENERGY CORP
filed 2012-11-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2012):

Common Stock, $.01 Par Value,	230,070,094 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

September 2012	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 issued in May 2007

September 2012	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

September 2012	4	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, on-going legal proceedings, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets" or similar terms or variations of these terms.

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

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

September 2012	5	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service (IRS) audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and any regulations promulgated thereunder, including rules recently adopted and/or proposed by the Commodity Futures Trading Commission (CFTC) that may impact our hedging activities and related costs, and those relating to disclosures regarding the use of conflict minerals.

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

September 2012	6	Wisconsin Energy Corporation

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

September 2012	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,039.3	$1,052.8	$3,175.2	$3,373.2

Operating Expenses
Fuel and purchased power	336.4	350.9	848.9	904.5
Cost of gas sold	55.5	69.2	368.0	533.4
Other operation and maintenance	244.6	296.9	798.8	909.3
Depreciation and amortization	91.8	82.6	269.7	246.2
Property and revenue taxes	30.4	28.9	90.9	85.5
Total Operating Expenses	758.7	828.5	2,376.3	2,678.9

Operating Income	280.6	224.3	798.9	694.3

Equity in Earnings of Transmission Affiliate	17.1	15.7	48.9	46.4
Other Income, net	9.0	16.2	33.6	43.1
Interest Expense, net	60.9	56.8	181.3	177.6

Income from Continuing Operations Before Income Taxes	245.8	199.4	700.1	606.2

Income Tax Expense	89.7	69.6	252.6	207.5

Income from Continuing Operations	156.1	129.8	447.5	398.7

Income from Discontinued Operations, Net of Tax	—	—	—	11.5
Net Income	$156.1	$129.8	$447.5	$410.2

Earnings Per Share (Basic)
Continuing operations	$0.68	$0.56	$1.94	$1.71
Discontinued operations	—	—	—	0.05
Total Earnings Per Share (Basic)	$0.68	$0.56	$1.94	$1.76

Earnings Per Share (Diluted)
Continuing operations	$0.67	$0.55	$1.92	$1.69
Discontinued operations	—	—	—	0.05
Total Earnings Per Share (Diluted)	$0.67	$0.55	$1.92	$1.74

Weighted Average Common Shares Outstanding (Millions)
Basic	230.4	232.2	230.4	233.2
Diluted	232.9	234.9	233.1	236.0

Dividends Per Share of Common Stock	$0.30	$0.26	$0.90	$0.78

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$14,086.9	$12,977.7
Accumulated depreciation	(3,972.4)	(3,797.8)
	10,114.5	9,179.9
Construction work in progress	269.4	921.3
Leased facilities, net	54.9	59.2
Net Property, Plant and Equipment	10,438.8	10,160.4
Investments
Equity investment in transmission affiliate	372.5	349.7
Other	36.4	43.6
Total Investments	408.9	393.3
Current Assets
Cash and cash equivalents	13.0	14.1
Restricted cash	9.5	45.5
Accounts receivable, net	298.6	349.4
Income taxes receivable	48.4	155.1
Accrued revenues	178.5	252.7
Materials, supplies and inventories	342.1	382.0
Prepayments and other	194.7	227.4
Total Current Assets	1,084.8	1,426.2
Deferred Charges and Other Assets
Regulatory assets	1,280.4	1,238.7
Goodwill	441.9	441.9
Other	179.9	201.6
Total Deferred Charges and Other Assets	1,902.2	1,882.2
Total Assets	$13,834.7	$13,862.1

Capitalization and Liabilities
Capitalization
Common equity	$4,147.2	$3,963.3
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,240.6	4,614.3
Total Capitalization	8,418.2	8,608.0
Current Liabilities
Long-term debt due currently	381.1	32.6
Short-term debt	453.2	669.9
Accounts payable	277.7	325.7
Accrued payroll and benefits	101.5	105.9
Other	173.5	230.4
Total Current Liabilities	1,387.0	1,364.5
Deferred Credits and Other Liabilities
Regulatory liabilities	872.9	902.0
Deferred income taxes - long-term	1,994.2	1,696.1
Deferred revenue, net	714.1	754.5
Pension and other benefit obligations	149.6	222.7
Other	298.7	314.3
Total Deferred Credits and Other Liabilities	4,029.5	3,889.6
Total Capitalization and Liabilities	$13,834.7	$13,862.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$447.5	$410.2
Reconciliation to cash
Depreciation and amortization	278.2	248.9
Deferred income taxes and investment tax credits, net	249.6	215.9
Contributions to qualified benefit plans	(100.0)	(257.4)
Change in - Accounts receivable and accrued revenues	118.7	136.4
Inventories	39.9	11.1
Other current assets	50.6	(18.7)
Accounts payable	(56.5)	(41.8)
Accrued income taxes, net	107.6	69.1
Other current liabilities	(15.3)	27.1
Other, net	(127.9)	26.8
Cash Provided by Operating Activities	992.4	827.6

Investing Activities
Capital expenditures	(477.5)	(612.2)
Investment in transmission affiliate	(13.1)	(6.6)
Proceeds from asset sales	3.0	38.5
Change in restricted cash	36.0	(37.2)
Other, net	(39.8)	(32.8)
Cash Used in Investing Activities	(491.4)	(650.3)

Financing Activities
Exercise of stock options	45.3	34.4
Purchase of common stock	(105.0)	(135.1)
Dividends paid on common stock	(207.4)	(182.0)
Issuance of long-term debt	—	720.0
Retirement and repurchase of long-term debt	(18.3)	(464.7)
Change in short-term debt	(216.7)	(161.2)
Other, net	—	1.9
Cash Used in Financing Activities	(502.1)	(186.7)

Change in Cash and Cash Equivalents	(1.1)	(9.4)

Cash and Cash Equivalents at Beginning of Period	14.1	24.5

Cash and Cash Equivalents at End of Period	$13.0	$15.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year 2012 because of seasonal and other factors.

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

3 -- COMMON EQUITY

Stock Option Activity:   During the first nine months of 2012, the Compensation Committee of the Board of Directors (Compensation Committee) granted 938,770 non-qualified stock options that had an estimated fair value of $3.34 per share. During the first nine months of 2011, the Compensation Committee granted 458,180 non-qualified stock options that had an estimated fair value of $3.17 per share. The following assumptions were used to value the options using a binomial option pricing model:

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

September 2012	11	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three and nine months ended September 30, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2012	9,571,531	$23.42
Granted	—	$—
Exercised	(370,020)	$17.89
Forfeited	—	$—
Outstanding as of September 30, 2012	9,201,511	$23.65

Outstanding as of January 1, 2012	10,638,750	$21.65
Granted	938,770	$34.88
Exercised	(2,368,289)	$19.11
Forfeited	(7,720)	$26.94
Outstanding as of September 30, 2012	9,201,511	$23.65	5.4	$129.0

Exercisable as of September 30, 2012	7,493,036	$21.98	4.7	$117.6

The intrinsic value of options exercised was $8.3 million and $42.1 million for the three and nine months ended September 30, 2012, and $3.6 million and $22.6 million for the same periods in 2011, respectively. Cash received from options exercised was $45.3 million and $34.4 million for the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was zero and approximately $9.0 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the third quarter and first nine months of 2012.

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$12.71 to $19.74	1,874,519	$18.29	2.6	1,874,519	$18.29	2.6
$21.11 to $24.92	5,940,822	$23.13	5.5	5,491,282	$22.99	5.4
$29.35 to $34.88	1,386,170	$33.09	8.9	127,235	$32.67	8.9
	9,201,511	$23.65	5.4	7,493,036	$21.98	4.7

September 2012	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about our non-vested options during the three and nine months ended September 30, 2012:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2012	1,726,165	$3.31
Granted	—	$—
Vested	(17,690)	$3.31
Forfeited	—	$—
Non-vested as of September 30, 2012	1,708,475	$3.31

Non-vested as of January 1, 2012	3,103,770	$3.78
Granted	938,770	$3.34
Vested	(2,326,345)	$3.96
Forfeited	(7,720)	$3.25
Non-vested as of September 30, 2012	1,708,475	$3.31

As of September 30, 2012, total compensation costs related to non-vested stock options not yet recognized was approximately $1.7 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   During the first nine months of 2012, the Compensation Committee granted 94,959 restricted shares to directors, officers and other key employees. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity occurred during the three and nine months ended September 30, 2012:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2012	194,697
Granted	—	$—
Released	—	$—
Forfeited	(1,213)	$31.35
Outstanding as of September 30, 2012	193,484

Outstanding as of January 1, 2012	192,558
Granted	94,959	$34.46
Released	(88,422)	$30.65
Forfeited	(5,611)	$30.94
Outstanding as of September 30, 2012	193,484

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was zero and $3.3 million for the three and nine months ended September 30, 2012, and zero and $2.3 million for the same periods in 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero for the three and nine months ended September 30, 2012, and zero and $0.7 million for the same periods in 2011, respectively.

As of September 30, 2012, total compensation cost related to restricted stock not yet recognized was approximately $3.3 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Performance Units:   In January 2012 and 2011, the Compensation Committee granted 346,570 and 435,690 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit

September 2012	13	Wisconsin Energy Corporation

Form 10-Q

Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2011 and 2010 vested and were settled during the first quarter of 2012 and 2011, and had a total intrinsic value of $26.7 million and $12.6 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $9.7 million and $4.3 million, respectively. As of September 30, 2012, total compensation cost related to performance units not yet recognized was approximately $18.4 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

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

There was no material other comprehensive income for the three and nine months ended September 30, 2012 or 2011.

Share Repurchase Program:   In May 2011, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $300 million of our common stock through the end of 2013. Through September 30, 2012, we have repurchased $114.0 million of our common stock pursuant to this program at an average cost of $31.45 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company in the following periods:

	Nine Months Ended September 30
	2012		2011
	Shares	Cost	Shares	Cost
	(In Millions)

Under May 2011 share repurchase program	0.4	$14.0	2.5	$75.0
To fulfill exercised stock options and restricted stock awards	2.5	91.0	1.9	60.1
Total	2.9	$105.0	4.4	$135.1

September 2012	14	Wisconsin Energy Corporation

Form 10-Q

4 -- ASSET SALES, DIVESTITURES AND DISCONTINUED OPERATIONS

The following table summarizes the net impacts of discontinued operations on our earnings for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)

Income from Continuing Operations	$156.1	$129.8	$447.5	$398.7
Income from Discontinued Operations, Net of Tax (a)	—	—	—	11.5
Net Income	$156.1	$129.8	$447.5	$410.2

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

In January 2011, we issued a total of $420 million of long-term debt ($205 million aggregate principal amount of 4.673% Series B Senior Notes due January 19, 2031 and $215 million aggregate principal amount of 5.848% Series B Senior Notes due January 19, 2041) and used the net proceeds to repay short-term debt incurred to finance the construction of Oak Creek expansion Unit 2 (OC 2) and for other corporate purposes. The Series B Senior Notes are secured by a collateral assignment of the leases between Elm Road Generating Station Supercritical, LLC and Wisconsin Electric related to OC 2.

On April 1, 2011, we used cash and short-term borrowings to retire $450 million of long-term debt that matured.

As of September 30, 2012, we were in compliance with all financial covenants.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

September 2012	15	Wisconsin Energy Corporation

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$9.5	$—	$—	$9.5
Derivatives	11.0	12.9	7.3	31.2
Total	$20.5	$12.9	$7.3	$40.7
Liabilities:
Derivatives	$—	$2.1	$—	$2.1
Total	$—	$2.1	$—	$2.1

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	14.6	5.7	20.6
Total	$45.8	$14.6	$5.7	$66.1
Liabilities:
Derivatives	$8.2	$1.0	$—	$9.2
Total	$8.2	$1.0	$—	$9.2

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

September 2012	16	Wisconsin Energy Corporation

Form 10-Q

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)

Beginning Balance	$9.9	$14.6	$5.7	$5.9
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	10.9	16.1
Issuances	—	—	—	—
Settlements	(2.6)	(4.5)	(9.3)	(11.9)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$7.3	$10.1	$7.3	$10.1

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2012		December 31, 2011
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$26.3	$30.4	$25.1
Long-term debt, including current portion	$4,523.2	$5,256.8	$4,541.4	$5,179.9

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

September 2012	17	Wisconsin Energy Corporation

Form 10-Q

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of September 30, 2012, we recognized $3.0 million in regulatory assets and $23.0 million in regulatory liabilities related to derivatives in comparison to $29.6 million in regulatory assets and $21.7 million in regulatory liabilities as of December 31, 2011.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $1.6 million is recorded in other deferred charges and other assets as of September 30, 2012, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of September 30, 2012. Our Consolidated Condensed Balance Sheets as of September 30, 2012 and
December 31, 2011 include:

	September 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$12.0	$—	$2.1	$9.1
Fuel Oil	0.9	—	0.3	0.1
FTRs	7.3	—	5.7	—
Coal	11.0	2.1	12.5	—
Total	$31.2	$2.1	$20.6	$9.2

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	17.2 million Dth	$(5.3)	15.7 million Dth	$(10.5)
Fuel Oil	1.7 million gallons	0.1	2.2 million gallons	2.4
FTRs	5,927 MW	2.9	5,896 MW	5.2
Total		$(2.3)		$(2.9)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	56.0 million Dth	$(35.7)	54.0 million Dth	$(27.7)
Fuel Oil	5.5 million gallons	1.5	8.8 million gallons	4.9
FTRs	16,581 MW	5.1	18,439 MW	10.5
Total		$(29.1)		$(12.3)

As of September 30, 2012 and December 31, 2011, we posted collateral of $0.4 million and $11.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

September 2012	18	Wisconsin Energy Corporation

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$5.5	$4.0	$16.3	$11.9
Interest cost	16.4	16.9	49.2	50.7
Expected return on plan assets	(22.5)	(20.5)	(67.3)	(61.6)
Amortization of:
Prior service cost	0.5	0.6	1.7	1.7
Actuarial loss	10.2	8.4	30.4	25.5
Net Periodic Benefit Cost	$10.1	$9.4	$30.3	$28.2

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.6	$2.6	$7.8	$7.8
Interest cost	5.1	5.2	15.3	15.6
Expected return on plan assets	(4.8)	(4.3)	(14.4)	(12.7)
Amortization of:
Transition obligation	—	—	0.2	0.2
Prior service (credit)	(0.5)	(0.4)	(1.4)	(1.4)
Actuarial loss	1.9	1.7	5.4	4.7
Net Periodic Benefit Cost	$4.3	$4.8	$12.9	$14.2

During the first nine months of 2012 and 2011, we contributed $100.0 million and $257.4 million, respectively, to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $5.2 million as of September 30, 2012 and $15.3 million as of December 31, 2011.

September 2012	19	Wisconsin Energy Corporation

Form 10-Q

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2012 and 2011 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2012
Operating Revenues (b)	$1,023.3	$112.6	$0.3	$(96.9)	$1,039.3
Other Operation and Maintenance	$334.1	$4.3	$2.0	$(95.8)	$244.6
Depreciation and Amortization	$74.7	$16.8	$0.3	$—	$91.8
Operating Income (Loss)	$191.0	$91.5	$(1.9)	$—	$280.6
Equity in Earnings of Unconsolidated Affiliates	$17.1	$—	$—	$—	$17.1
Interest Expense, Net	$31.4	$16.6	$12.9	$—	$60.9
Income Tax Expense (Benefit)	$65.6	$29.2	$(5.1)	$—	$89.7
Income from Discontinued Operations, Net of Tax	$—	$—	$—	$—	$—
Net Income (Loss)	$119.8	$45.8	$156.1	$(165.6)	$156.1
Capital Expenditures	$161.2	$1.8	$0.5	$—	$163.5

September 30, 2011
Operating Revenues (b)	$1,036.7	$113.0	$0.2	$(97.1)	$1,052.8
Other Operation and Maintenance	$387.0	$4.9	$1.0	$(96.0)	$296.9
Depreciation and Amortization	$64.1	$18.3	$0.2	$—	$82.6
Operating Income (Loss)	$135.6	$89.8	$(1.1)	$—	$224.3
Equity in Earnings of Unconsolidated Affiliates	$15.7	$—	$(0.1)	$—	$15.6
Interest Expense, Net	$26.8	$16.9	$13.2	$(0.1)	$56.8
Income Tax Expense (Benefit)	$45.5	$28.4	$(4.3)	$—	$69.6
Income from Discontinued Operations, Net of Tax	$—	$—	$—	$—	$—
Net Income (Loss)	$95.0	$44.6	$129.7	$(139.5)	$129.8
Capital Expenditures	$252.1	$7.3	$5.7	$—	$265.1

September 2012	20	Wisconsin Energy Corporation

Form 10-Q

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Nine Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2012
Operating Revenues (b)	$3,132.2	$332.2	$0.9	$(290.1)	$3,175.2
Other Operation and Maintenance	$1,069.0	$11.7	$4.7	$(286.6)	$798.8
Depreciation and Amortization	$218.8	$50.3	$0.6	$—	$269.7
Operating Income (Loss)	$533.2	$270.2	$(4.5)	$—	$798.9
Equity in Earnings of Unconsolidated Affiliates	$48.9	$—	$(0.1)	$—	$48.8
Interest Expense, Net	$92.6	$50.1	$38.9	$(0.3)	$181.3
Income Tax Expense (Benefit)	$182.6	$87.2	$(17.2)	$—	$252.6
Income from Discontinued Operations, Net of Tax	$—	$—	$—	$—	$—
Net Income (Loss)	$338.7	$133.2	$448.0	$(472.4)	$447.5
Capital Expenditures	$468.2	$5.6	$3.7	$—	$477.5

September 30, 2011
Operating Revenues (b)	$3,331.1	$327.5	$0.6	$(286.0)	$3,373.2
Other Operation and Maintenance	$1,176.7	$11.5	$3.8	$(282.7)	$909.3
Depreciation and Amortization	$191.4	$54.3	$0.5	$—	$246.2
Operating Income (Loss)	$436.7	$261.7	$(4.1)	$—	$694.3
Equity in Earnings of Unconsolidated Affiliates	$46.4	$—	$(0.3)	$—	$46.1
Interest Expense, Net	$82.1	$49.8	$46.0	$(0.3)	$177.6
Income Tax Expense (Benefit)	$145.9	$84.2	$(22.6)	$—	$207.5
Income from Discontinued Operations, Net of Tax	$—	$—	$11.5	$—	$11.5
Net Income (Loss)	$297.1	$127.9	$410.0	$(424.8)	$410.2
Capital Expenditures	$583.1	$22.2	$6.9	$—	$612.2

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of less than one year. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the

September 2012	21	Wisconsin Energy Corporation

Form 10-Q

remaining term of approximately 10 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $270.2 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the nine months ended September 30, 2012 and 2011 were $44.5 million and $51.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $21 million to $65 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2012, we have established reserves of $37.5 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Valley Power Plant Title V Air Permit:   The WDNR renewed Valley Power Plant's (VAPP) Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit. The case has been stayed. In March 2011, the Sierra Club also petitioned the United States Environmental Protection Agency (EPA) for additional reductions and monitoring for particulate matter, and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition. In May 2012, the Sierra Club filed a notice of intent to bring suit to force the EPA to issue a response to that petition.

We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of either proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

We have made significant progress on the four voluntary goals we submitted in a December 2011 letter to the EPA. Through the end of the third quarter: (1) we achieved reductions in annual Sulfur Dioxide (SO2) emissions from the plant to no more than 4,500 tons (a 65% decrease from 2001 emission levels); (2) the planned conversion of the plant from coal to natural gas would eliminate the requirement to meet the Mercury and Air Toxics Standards (MATS) rules and, therefore, the need for a dry sorbent injection system; (3) we held open houses and tours of VAPP to help inform the community on the plant, the unique role that it plays in the community, and to share environmental successes and future plans; and (4) we announced plans for converting VAPP to natural gas fuel by the end of 2015, provided that we can obtain authorization from the PSCW to do so.

September 2012	22	Wisconsin Energy Corporation

Form 10-Q

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2012, we paid $137.9 million in interest, net of amounts capitalized, and received $107.0 million in net refunds from income taxes. During the nine months ended September 30, 2011, we paid $138.1 million in interest, net of amounts capitalized, and received $62.7 million in net refunds from income taxes.

As of September 30, 2012 and 2011, the amount of accounts payable related to capital expenditures was $25.3 million and $19.2 million, respectively.

During the nine months ended September 30, 2012 and 2011, total amortization of deferred revenue was $41.2 million and $40.7 million, respectively.

During the nine months ended September 30, 2012 and 2011, our equity in earnings from ATC was $48.9 million and $46.4 million, respectively. During the nine months ended September 30, 2012 and 2011, distributions received from ATC were $39.0 million and $37.0 million, respectively.

September 2012	23	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2012

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the third quarter of 2012 with the third quarter of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Utility Energy Segment	$191.0	$55.4	$135.6
Non-Utility Energy Segment	91.5	1.7	89.8
Corporate and Other	(1.9)	(0.8)	(1.1)
Total Operating Income	280.6	56.3	224.3
Equity in Earnings of Transmission Affiliate	17.1	1.4	15.7
Other Income, net	9.0	(7.2)	16.2
Interest Expense, net	60.9	(4.1)	56.8
Income from Continuing Operations Before Income Taxes	245.8	46.4	199.4
Income Tax Expense	89.7	(20.1)	69.6
Income from Continuing Operations	$156.1	$26.3	$129.8
Diluted Earnings Per Share from Continuing Operations	$0.67	$0.12	$0.55

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $191.0 million of operating income during the third quarter of 2012, an increase of $55.4 million, or 40.9%, compared with the third quarter of 2011. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended September 30
Utility Energy Segment	2012	B (W)	2011
	(Millions of Dollars)
Operating Revenues
Electric	$901.2	$1.0	$900.2
Gas	116.7	(13.6)	130.3
Other	5.4	(0.8)	6.2
Total Operating Revenues	1,023.3	(13.4)	1,036.7
Operating Expenses
Fuel and Purchased Power	337.7	14.4	352.1
Cost of Gas Sold	55.5	13.7	69.2
Other Operation and Maintenance	334.1	52.9	387.0
Depreciation and Amortization	74.7	(10.6)	64.1
Property and Revenue Taxes	30.3	(1.6)	28.7
Total Operating Expenses	832.3	68.8	901.1
Operating Income	$191.0	$55.4	$135.6

September 2012	24	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2012 with the third quarter of 2011:

	Three Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$340.2	$0.4	$339.8	2,422.5	(28.6)	2,451.1
Small Commercial/Industrial	284.2	5.2	279.0	2,456.3	16.6	2,439.7
Large Commercial/Industrial	200.7	(8.9)	209.6	2,486.1	(225.5)	2,711.6
Other - Retail	5.4	0.1	5.3	34.6	(1.1)	35.7
Total Retail	830.5	(3.2)	833.7	7,399.5	(238.6)	7,638.1
Wholesale - Other	40.0	1.5	38.5	411.7	(76.2)	487.9
Resale - Utilities	17.8	(3.1)	20.9	596.3	70.9	525.4
Other Operating Revenues	12.9	5.8	7.1	—	—	—
Total	$901.2	$1.0	$900.2	8,407.5	(243.9)	8,651.4

Weather -- Degree Days (a)
Heating (126 Normal)				138	(18)	156
Cooling (526 Normal)				735	62	673

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $1.0 million, or 0.1%, when compared to the third quarter of 2011.

We estimate favorable summer weather increased revenues by approximately $31 million in our Residential and Small Commercial/Industrial customer classes in 2012 compared to normal weather conditions. By comparison, we estimate that favorable weather in 2011 increased revenues for these customer classes by approximately $28 million compared to normal weather conditions.

Sales to the Large Commercial/Industrial customer class decreased by 8.3% in 2012 compared to 2011. Large Commercial/Industrial revenues decreased by approximately $8.9 million compared to 2011. We estimate that our revenues were reduced by approximately $15 million because of the planned outage at an iron ore mine of our largest customer, and the conversion to self-generation of two other large customers. If sales to the mines and the two customers that added self-generation are excluded, our MWh sales to Large Commercial/Industrial customers increased by 0.6%.

In addition, our retail revenues increased by approximately $13 million in 2012 because of rate increases in Michigan and favorable fuel recoveries in Wisconsin. Other Operating Revenues increased by approximately $5.8 million driven by the $8 million of amortization related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW. For additional information on the 2012 Michigan rate case and the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters and -- Nuclear Operations, respectively.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $14.4 million, or 4.1%, when compared to the third quarter of 2011. This decrease was primarily caused by a 2.8% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

September 2012	25	Wisconsin Energy Corporation

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2012 with the third quarter of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $13.6 million, or 10.4%, and cost of gas sold decreased by $13.7 million, or 19.8%.

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$116.7	$(13.6)	$130.3
Cost of Gas Sold	55.5	13.7	69.2
Gross Margin	$61.2	$0.1	$61.1

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2012 with the third quarter of 2011:

	Three Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$37.9	$(0.3)	$38.2	46.2	(2.1)	48.3
Commercial/Industrial	10.2	(0.1)	10.3	33.1	(0.2)	33.3
Interruptible	0.3	—	0.3	2.3	—	2.3
Total Retail	48.4	(0.4)	48.8	81.6	(2.3)	83.9
Transported Gas	11.8	0.7	11.1	269.7	69.4	200.3
Other	1.0	(0.2)	1.2	—	—	—
Total	$61.2	$0.1	$61.1	351.3	67.1	284.2

Weather -- Degree Days (a)
Heating (126 Normal)				138	(18)	156

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin increased by $0.1 million, or approximately 0.2%, when compared to the third quarter of 2011.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $52.9 million, or approximately 13.7%, when compared to the third quarter of 2011. This decrease, which we expect to continue through the remainder of the year, is primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $10.6 million, or approximately 16.5%, when compared to the third quarter of 2011 primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011. In addition, the emission control equipment for units 5 and 6 of the Oak

September 2012	26	Wisconsin Energy Corporation

Form 10-Q

Creek Air Quality Control System (AQCS) project went into service in March 2012, and for units 7 and 8 in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

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

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Operating Revenues	$112.6	$(0.4)	$113.0
Operation and Maintenance Expense	4.3	0.6	4.9
Depreciation Expense	16.8	1.5	18.3
Operating Income	$91.5	$1.7	$89.8

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$8.9	$(7.1)	$16.0
Other, net	0.1	(0.1)	0.2
Other Income, net	$9.0	$(7.2)	$16.2

Other income, net decreased by $7.2 million, or approximately 44.4%, when compared to the third quarter of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, as well as the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$65.0	$(1.3)	$63.7
Less: Capitalized Interest	4.1	(2.8)	6.9
Interest Expense, net	$60.9	$(4.1)	$56.8

Our gross interest costs increased by $1.3 million, or approximately 2.0%, when compared to the third quarter of 2011 primarily because of the issuance of $300 million of long-term debt by Wisconsin Electric in September 2011.

September 2012	27	Wisconsin Energy Corporation

Form 10-Q

Our capitalized interest decreased by $2.8 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $4.1 million, or 7.2%, as compared to the third quarter of 2011.

CONSOLIDATED INCOME TAX EXPENSE

For the third quarter of 2012, our effective tax rate applicable to continuing operations was 36.5% compared to 34.9% for the third quarter of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note H -- Income Taxes in our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2012

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first nine months of 2012 with the first nine months of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Utility Energy Segment	$533.2	$96.5	$436.7
Non-Utility Energy Segment	270.2	8.5	261.7
Corporate and Other	(4.5)	(0.4)	(4.1)
Total Operating Income	798.9	104.6	694.3
Equity in Earnings of Transmission Affiliate	48.9	2.5	46.4
Other Income, net	33.6	(9.5)	43.1
Interest Expense, net	181.3	(3.7)	177.6
Income from Continuing Operations Before Income Taxes	700.1	93.9	606.2
Income Tax Expense	252.6	(45.1)	207.5
Income from Continuing Operations	$447.5	$48.8	$398.7
Diluted Earnings Per Share from Continuing Operations	$1.92	$0.23	$1.69
Diluted Earnings Per Share from Discontinued Operations	$—	$(0.05)	$0.05

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $533.2 million of operating income during the first nine months of 2012, an increase of $96.5 million, or 22.1%, compared with the first nine months of 2011. The following table summarizes the operating income of this segment between the comparative periods:

September 2012	28	Wisconsin Energy Corporation

Form 10-Q

	Nine Months Ended September 30
Utility Energy Segment	2012	B (W)	2011
	(Millions of Dollars)
Operating Revenues
Electric	$2,451.1	$11.7	$2,439.4
Gas	656.3	(206.5)	862.8
Other	24.8	(4.1)	28.9
Total Operating Revenues	3,132.2	(198.9)	3,331.1
Operating Expenses
Fuel and Purchased Power	852.8	55.3	908.1
Cost of Gas Sold	368.0	165.4	533.4
Other Operation and Maintenance	1,069.0	107.7	1,176.7
Depreciation and Amortization	218.8	(27.4)	191.4
Property and Revenue Taxes	90.4	(5.6)	84.8
Total Operating Expenses	2,599.0	295.4	2,894.4
Operating Income	$533.2	$96.5	$436.7

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2012 with the first nine months of 2011:

	Nine Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$891.7	$9.1	$882.6	6,354.0	37.3	6,316.7
Small Commercial/Industrial	779.1	13.0	766.1	6,777.3	73.7	6,703.6
Large Commercial/Industrial	569.0	(12.6)	581.6	7,339.7	(247.7)	7,587.4
Other - Retail	16.6	—	16.6	111.2	0.6	110.6
Total Retail	2,256.4	9.5	2,246.9	20,582.2	(136.1)	20,718.3
Wholesale - Other	112.3	(2.1)	114.4	1,113.1	(379.7)	1,492.8
Resale - Utilities	43.2	(10.4)	53.6	1,392.1	(139.5)	1,531.6
Other Operating Revenues	39.2	14.7	24.5	—	—	—
Total	$2,451.1	$11.7	$2,439.4	23,087.4	(655.3)	23,742.7

Weather -- Degree Days (a)
Heating (4,385 Normal)				3,513	(1,124)	4,637
Cooling (686 Normal)				1,041	255	786

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $11.7 million, or 0.5%, when compared to the first nine months of 2011.

We estimate favorable weather increased revenues by approximately $39 million in our Residential and Small Commercial/Industrial customer classes in 2012 compared to normal weather conditions. By comparison, we estimate that favorable weather in 2011 increased revenues for these customer classes by approximately $23 million compared to normal weather conditions.

Sales to the Large Commercial/Industrial customer class decreased by 3.3% in 2012 compared to 2011. Large Commercial/Industrial revenues decreased by approximately $12.6 million compared to 2011. We estimate that our

September 2012	29	Wisconsin Energy Corporation

Form 10-Q

revenues were reduced by approximately $23 million because of the planned outage at an iron ore mine of our largest customer, and the conversion to self-generation of two other large customers. If sales to the mines and the two customers that added self-generation are excluded, our MWh sales to Large Commercial/Industrial customers increased by 1.7%.

In addition, our retail revenues increased by approximately $9 million in 2012 because of rate increases in Michigan and favorable fuel recoveries in Wisconsin. Other Operating Revenues increased by approximately $14.7 million driven by the $22 million of amortization related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $55.3 million, or 6.1%, when compared to the first nine months of 2011. This decrease was primarily caused by a 2.8% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2012 with the first nine months of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $206.5 million, or 23.9%, and cost of gas sold decreased by $165.4 million, or 31.0%, due to the significantly warmer weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$656.3	$(206.5)	$862.8
Cost of Gas Sold	368.0	165.4	533.4
Gross Margin	$288.3	$(41.1)	$329.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2012 with the first nine months of 2011:

	Nine Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$184.5	$(26.5)	$211.0	436.9	(119.1)	556.0
Commercial/Industrial	59.4	(13.4)	72.8	254.2	(73.0)	327.2
Interruptible	1.2	(0.2)	1.4	9.9	(1.9)	11.8
Total Retail	245.1	(40.1)	285.2	701.0	(194.0)	895.0
Transported Gas	38.6	(0.3)	38.9	876.9	209.5	667.4
Other	4.6	(0.7)	5.3	—	—	—
Total	$288.3	$(41.1)	$329.4	1,577.9	15.5	1,562.4

Weather -- Degree Days (a)
Heating (4,385 Normal)				3,513	(1,124)	4,637

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

September 2012	30	Wisconsin Energy Corporation

Form 10-Q

Our gas margin decreased by $41.1 million, or approximately 12.5%, when compared to the first nine months of 2011. This decrease primarily relates to a decrease in sales volumes as a result of warmer weather during the first nine months of 2012 that decreased heating loads. As measured by heating degree days, the first nine months of 2012 were 24.2% warmer than the same period in 2011 and 19.9% warmer than normal. Transported gas volumes for the first nine months of 2012 increased by 31.4% as compared to the same period in 2011. Virtually all of the volume increase related to gas used in electric generation, which has a small impact on margin. This margin increase was more than offset by a reduction in transportation volumes delivered to higher margin classes that are more weather sensitive than our large transport customers.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $107.7 million, or approximately 9.2%, when compared to the first nine months of 2011, primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $27.4 million, or approximately 14.3%, when compared to the first nine months of 2011 primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011. In addition, the emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012, and for units 7 and 8 in September 2012.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The table below reflects nine months of earnings in 2012 and 2011 for PWGS 1, PWGS 2, OC 1 and the common facilities for the Oak Creek expansion. It also reflects nine months of earnings in 2012 and approximately eight and a half months of earnings in 2011 for OC 2. This segment reflects the lease revenues on the new units as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Operating Revenues	$332.2	$4.7	$327.5
Operation and Maintenance Expense	11.7	(0.2)	11.5
Depreciation Expense	50.3	4.0	54.3
Operating Income (Loss)	$270.2	$8.5	$261.7

CONSOLIDATED OTHER INCOME, NET

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$31.7	$(9.9)	$41.6
Other, net	1.9	0.4	1.5
Other Income, net	$33.6	$(9.5)	$43.1

Other income, net decreased by $9.5 million, or approximately 22.0%, when compared to the first nine months of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, as well as the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

September 2012	31	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INTEREST EXPENSE, NET

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$195.4	$1.3	$196.7
Less: Capitalized Interest	14.1	(5.0)	19.1
Interest Expense, net	$181.3	$(3.7)	$177.6

Our gross interest costs decreased by $1.3 million, or approximately 0.7%, when compared to the first nine months of 2011 primarily because we retired $450 million of long-term debt in April 2011. This decrease was partially offset by increased interest costs associated with the issuance of $300 million of long-term debt by Wisconsin Electric in September 2011. Our capitalized interest decreased by $5.0 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $3.7 million, or 2.1%, as compared to the first nine months of 2011.

CONSOLIDATED INCOME TAX EXPENSE

For the first nine months of 2012, our effective tax rate applicable to continuing operations was 36.1% compared to 34.2% for the first nine months of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note H -- Income Taxes in our 2011 Annual Report on Form 10-K. We expect our 2012 annual effective tax rate to be between 35.5% and 36.5%.

DISCONTINUED OPERATIONS

During 2011, we reached a favorable resolution of uncertain state and federal tax positions associated with our previously discontinued manufacturing business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the nine months ended September 30:

	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$992.4	$827.6
Investing Activities	$(491.4)	$(650.3)
Financing Activities	$(502.1)	$(186.7)

Operating Activities

Cash provided by operating activities increased by $164.8 million during the first nine months of 2012 as compared to the same period in 2011. Increases in cash provided by operating activities are attributed to higher net income, higher depreciation expense and lower contributions to our benefit plans. In September 2012, we contributed $100.0 million to our qualified benefits plans, compared to $257.4 million during the first nine months of 2011. In addition, our non-cash charges related to the amortization of certain regulatory assets and liabilities was $111.0 million lower in the first nine months of 2012 as compared to the first nine months in 2011 because the PSCW allowed us to suspend these amortizations in 2012.

September 2012	32	Wisconsin Energy Corporation

Form 10-Q

Investing Activities

Cash used in investing activities declined by $158.9 million during the first nine months of 2012 as compared to the same period in 2011. Our capital expenditures decreased by $134.7 million during the first nine months of 2012 as compared to the same period in 2011, primarily because of decreased spending on the Oak Creek AQCS project. During the first nine months of 2011, we received proceeds from asset sales totaling $38.5 million, which primarily relates to the sale of our interest in Edgewater Generating Unit 5, as compared to proceeds of $3.0 million during the first nine months of 2012. Finally, changes in restricted cash improved our cash from investing activities by $73.2 million. In 2011, we received $45.5 million in proceeds from the settlement with the DOE. The proceeds were treated as restricted cash, which was recorded as cash used in investing activities. In 2012, we released $36.0 million of the proceeds through bill credits and the reimbursement of costs.

Financing Activities

Cash used in financing activities increased by $315.4 million during the first nine months of 2012 as compared to the same period in 2011. During the first nine months of 2011, we issued $720.0 million of long-term debt, of which $420 million related to the commercial operation of OC 2 and $300 million was issued by Wisconsin Electric. During the same period, we retired $450 million of long-term debt that matured. We did not issue any long-term debt during the first nine months of 2012. In January 2012, our Board of Directors approved a 15.4% increase in the quarterly common stock dividend effective with the first quarter 2012 dividend payment. In addition, during the first nine months of 2012, we repurchased $14.0 million of common stock under our May 2011 share repurchase program and $91.0 million of common stock to fulfill exercised stock options and restricted stock awards. During the first nine months of 2011, we repurchased $75.0 million of common stock under our May 2011 share repurchase program and $60.1 million of common stock to fulfill exercised stock options and restricted stock awards.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of September 30, 2012, our current liabilities exceeded our current assets by approximately $302.2 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place, as well as access to the capital markets to finance our construction program and to refinance current maturities of long-term debt. We expect to issue long-term debt during the fourth quarter, depending on market conditions and other factors.

Liquidity

We anticipate meeting our capital requirements during the remainder of 2012 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

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

As of September 30, 2012, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $453.2 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first nine months of 2012, our maximum commercial paper outstanding was $669.9 million with a weighted-average interest rate of 0.28%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate

September 2012	33	Wisconsin Energy Corporation

Form 10-Q

credit facilities to support our operations. The following table summarizes such facilities as of September 30, 2012:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$450.0	$0.4	$449.6	December 2013
Wisconsin Electric	$500.0	$5.9	$494.1	December 2013
Wisconsin Gas	$300.0	$—	$300.0	December 2013

The following table shows our capitalization structure as of September 30, 2012, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,147.2	$4,397.2
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,621.7	4,371.7
Short-Term Debt	453.2	453.2
Total Capitalization	$9,252.5	$9,252.5

Total Debt	$5,074.9	$4,824.9

Ratio of Debt to Total Capitalization	54.8%	52.1%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of September 30, 2012 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2012, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

September 2012	34	Wisconsin Energy Corporation

Form 10-Q

downward or withdrawn at any time by a rating agency.

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2012 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems and our biomass facility. We estimate that we will spend approximately $740 million on consolidated capital expenditures during 2012.

Common Stock Matters:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through September 30, 2012, we have acquired approximately 3.6 million shares in the open market at a cost of $114.0 million pursuant to this program. For additional information regarding the share repurchases, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.5 billion as of September 30, 2012 compared with $22.2 billion as of December 31, 2011.

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

POWER THE FUTURE

All of the PTF units are in service and are positioned to provide a significant portion of our future generation needs. We are recovering our costs in these units through lease payments associated with PWGS 1, PWGS 2, OC 1 and OC 2 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2011 Annual Report on Form 10-K for additional information on PTF.

September 2012	35	Wisconsin Energy Corporation

Form 10-Q

UTILITY RATES AND REGULATORY MATTERS

2013 Wisconsin Rate Case:   On March 23, 2012, Wisconsin Electric and Wisconsin Gas initiated rate proceedings with the PSCW. Wisconsin Electric has asked the PSCW to approve a net bill increase related to non-fuel costs for its Wisconsin retail electric customers of approximately $99.3 million (3.6%) for 2013. This proposed increase reflects an offset to the revenue requirement of approximately $73.3 million related to the proceeds of a renewable energy cash grant we expect to receive under the National Defense Authorization Act upon completion of our biomass facility currently under construction. Wisconsin Electric's proposed plan, if approved by the PSCW, would return the proceeds from the cash grant to customers in the form of bill credits.

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

We anticipate a final written order from the PSCW by the end of the year.

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

September 2012	36	Wisconsin Energy Corporation

Form 10-Q

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

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant. We are targeting completion of the facility by the end of 2013.

On July 27, 2012, we signed an agreement with NextEra Energy Resources to buy the Montfort Wind Energy Center for $27 million, subject to PSCW and FERC approval. We anticipate approval and closing of the sale by the end of 2012. We currently have a long-term power purchase agreement for 85% of the energy from the site.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. On September 4, 2012, the equipment for units 7 and 8 was placed into commercial operation. The final cost of completing this project is approximately $740 million ($900 million including AFUDC).

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

ENVIRONMENTAL MATTERS

Air Quality

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our capital

September 2012	37	Wisconsin Energy Corporation

Form 10-Q

cost to comply with this rule will be approximately $8 million to $12.5 million. Based upon our review of the rules and plans to convert the VAPP from coal to natural gas fuel, we currently anticipate that only the Presque Isle Power Plant will require modifications. We believe that our clean air strategy, including the environmental upgrades that have been constructed and that are currently under construction at our other coal-fired plants, positions those other plants well to meet the rule's requirements.

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

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and on August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA has requested the court to re-hear the case.

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

In March 2012, the EPA, using its existing authority under the Clean Air Act (CAA), proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fueled plants, based on the performance of combined cycle natural gas-fueled generating plants. We believe this rule effectively prohibits new conventional coal-fueled power plants. In June 2012, the U. S. Court of Appeals for the District of Columbia Circuit upheld the EPA's authority to regulate greenhouse gas emissions.

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

Valley Power Plant Conversion:   On August 17, 2012, we announced plans to convert the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $60 and $65 million and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed no later than 2016. We expect to file for a Certificate of Authority from the PSCW during the second quarter of 2013.
In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas.
See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

September 2012	38	Wisconsin Energy Corporation

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

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States rather than sub-bituminous coal. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We have applied for a new air permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. Upon receiving an air permit, we intend to begin testing sub-bituminous coal in various combinations with bituminous coal to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications.

Regulation of Derivatives and Swap Transactions:   The Dodd-Frank Act, enacted in July 2010, provides for the regulation of derivatives and grants the CFTC expanded regulatory authority over derivative and swap transactions. The CFTC has promulgated numerous regulations that will impose additional requirements on the use of derivatives and swap transactions for us and our counterparties, which could affect both the use and cost of these instruments. Several of the rules still need to be finalized, pending the CFTC's requests for further comments on certain interim rules, interpretations and proposed exemptions, and requests for clarifications by several interested parties. Although we cannot be certain of the impact of these new rules on us until these matters are fully resolved, we currently do not expect it to be material.

September 2012	39	Wisconsin Energy Corporation

Form 10-Q

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

ENVIRONMENTAL MATTERS

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the new AQCS, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations.

A mixture of soil, coal ash and water, along with several trailers, vehicles and other construction materials from the AQCS construction site, slid down the bluff to the shoreline area. Some of these materials fell into Lake Michigan.

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials were removed from the area, and construction equipment and related materials were removed from Lake Michigan. The clean-up work was completed, and the bluff was stabilized for the winter. Bluff reconstruction resumed in July 2012 following WDNR plan approvals and is approximately 95% complete. Work continues on construction of the storm water collection basin, which we expect to be completed by the end of November 2012.

September 2012	40	Wisconsin Energy Corporation

Form 10-Q

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

The WDNR issued a Notice of Violation (NOV) along with its investigative findings on March 1, 2012, and an enforcement conference was held with representatives of Wisconsin Electric on March 7, 2012. The NOV involved the north surface water detention basin and a related permit condition. A June 20, 2012 letter from the WDNR rescinded the March 1, 2012 NOV, but alleged non-compliance with certain environmental regulations. We responded to the letter as requested. In late July, the WDNR referred the matter to the Wisconsin Department of Justice (DOJ) for alleged violations of storm water and solid waste statutes and rules. We anticipate the DOJ will seek fines or penalties from us as a result of this incident.

In addition, in November 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the CAA and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, Sierra Club has not indicated whether they intend to file suit.

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

September 2012	41	Wisconsin Energy Corporation

Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
July 1 - July 31	—	$—	—	$200.0
August 1 - August 31	—	$—	—	$200.0
September 1 - September 30	375,770	$37.15	375,770	$186.0
Total	375,770	$37.15	375,770

(a) On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Terms of Employment for J. Patrick Keyes.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2012	42	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	November 2, 2012	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2012	43	Wisconsin Energy Corporation