Form 10-Q
period 2013-03-31
WISCONSIN ENERGY CORP
filed 2013-05-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2013):

Common Stock, $.01 Par Value,	228,723,020 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2013

March 2013	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
NOV	Notice of Violation
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
MISO	Midwest Independent Transmission System Operator, Inc.
NDAA	National Defense Authorization Act
OTC	Over-the-Counter
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

March 2013	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2013	4	Wisconsin Energy Corporation

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

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats and disruptions to our technology network; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate new environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; or collective bargaining agreements with union employees or work stoppages.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; general economic conditions and, in particular, the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; energy conservation efforts; and customers moving to self-generation.

•
Timing, resolution and impact of future rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midwest Independent Transmission System Operator, Inc. (MISO) Energy Markets.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•
The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation, as well as upgrades to our electric and natural gas distribution systems.

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; cuts in funding of the U.S. Treasury Department's 1603 grant program for renewable energy projects under the National Defense Authorization Act (NDAA); electric and gas industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cybersecurity threats; required approvals for new construction, and the siting approval process for new generation and transmission facilities and new pipeline construction; changes to the Federal Power Act and related regulations and enforcement thereof by the Federal Energy Regulatory Commission (FERC) and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; changes in the application of

March 2013	5	Wisconsin Energy Corporation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D) Form 10-Q

existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; and our credit ratings.

•	Inflation rates.

•	The investment performance of our pension and other post-retirement benefit trusts.

•	The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2013	6	Wisconsin Energy Corporation

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power. We Power was formed in 2001 to design, construct, own and lease to Wisconsin Electric the new generating capacity included in our Power the Future (PTF) strategy. See Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K for more information on PTF.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2012 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2013	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,275.2	$1,191.2

Operating Expenses
Fuel and purchased power	271.0	253.8
Cost of gas sold	270.1	237.5
Other operation and maintenance	288.1	286.3
Depreciation and amortization	95.5	87.6
Property and revenue taxes	29.5	30.3
Total Operating Expenses	954.2	895.5

Operating Income	321.0	295.7

Equity in Earnings of Transmission Affiliate	16.6	15.6
Other Income, net	4.4	16.0
Interest Expense, net	65.0	58.9

Income Before Income Taxes	277.0	268.4

Income Tax Expense	100.4	96.3

Net Income	$176.6	$172.1

Earnings Per Share
Basic	$0.77	$0.75
Diluted	$0.76	$0.74

Weighted Average Common Shares Outstanding (Millions)
Basic	228.9	230.5
Diluted	231.2	233.2

Dividends Per Share of Common Stock	$0.34	$0.30

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$14,325.3	$14,238.8
Accumulated depreciation	(4,098.4)	(4,036.0)
	10,226.9	10,202.8
Construction work in progress	337.1	315.9
Leased facilities, net	52.1	53.5
Net Property, Plant and Equipment	10,616.1	10,572.2
Investments
Equity investment in transmission affiliate	383.0	378.3
Other	36.8	35.5
Total Investments	419.8	413.8
Current Assets
Cash and cash equivalents	24.7	35.6
Restricted cash	—	2.7
Accounts receivable, net	389.0	285.3
Accrued revenues	246.3	278.1
Materials, supplies and inventories	266.8	360.7
Prepayments and other	387.0	351.5
Total Current Assets	1,313.8	1,313.9
Deferred Charges and Other Assets
Regulatory assets	1,323.9	1,339.0
Goodwill	441.9	441.9
Other	179.8	204.2
Total Deferred Charges and Other Assets	1,945.6	1,985.1
Total Assets	$14,295.3	$14,285.0

Capitalization and Liabilities
Capitalization
Common equity	$4,203.6	$4,135.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,441.0	4,453.8
Total Capitalization	8,675.0	8,619.3
Current Liabilities
Long-term debt due currently	413.5	412.1
Short-term debt	316.7	394.6
Accounts payable	257.1	368.4
Accrued payroll and benefits	71.7	100.9
Other	219.1	167.3
Total Current Liabilities	1,278.1	1,443.3
Deferred Credits and Other Liabilities
Regulatory liabilities	853.7	866.5
Deferred income taxes - long-term	2,275.6	2,117.0
Deferred revenue, net	702.6	709.7
Pension and other benefit obligations	233.9	244.0
Other	276.4	285.2
Total Deferred Credits and Other Liabilities	4,342.2	4,222.4
Total Capitalization and Liabilities	$14,295.3	$14,285.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$176.6	$172.1
Reconciliation to cash
Depreciation and amortization	98.2	90.6
Deferred income taxes and investment tax credits, net	42.8	67.9
Change in - Accounts receivable and accrued revenues	(84.3)	11.5
Inventories	93.9	70.4
Other current assets	28.2	29.8
Accounts payable	(104.5)	(82.3)
Accrued income taxes, net	46.2	15.5
Other current liabilities	35.6	15.2
Other, net	(2.4)	(50.2)
Cash Provided by Operating Activities	330.3	340.5

Investing Activities
Capital expenditures	(133.6)	(142.3)
Investment in transmission affiliate	(1.3)	(2.6)
Change in restricted cash	2.7	20.8
Other, net	(13.1)	(6.3)
Cash Used in Investing Activities	(145.3)	(130.4)

Financing Activities
Exercise of stock options	27.3	12.9
Purchase of common stock	(66.5)	(29.2)
Dividends paid on common stock	(77.8)	(69.1)
Retirement of long-term debt	(8.5)	(8.0)
Change in short-term debt	(77.9)	(112.6)
Other, net	7.5	(0.1)
Cash Used in Financing Activities	(195.9)	(206.1)

Change in Cash and Cash Equivalents	(10.9)	4.0

Cash and Cash Equivalents at Beginning of Period	35.6	14.1

Cash and Cash Equivalents at End of Period	$24.7	$18.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year 2013 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In December 2011, The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. See Note 5 -- Derivative Instruments for the enhanced disclosures.

3 -- COMMON EQUITY

Stock Option Activity:   During the first three months of 2013, the Compensation Committee of the Board of Directors (Compensation Committee) granted 1,418,560 non-qualified stock options that had an estimated fair value of $3.45 per share. During the first three months of 2012, the Compensation Committee granted 938,770 non-qualified stock options that had an estimated fair value of $3.34 per share. The following assumptions were used to value the options using a binomial option pricing model:

	2013	2012

Risk-free interest rate	0.1% - 1.9%	0.1% - 2.0%
Dividend yield	3.7%	3.9%
Expected volatility	18.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

March 2013	11	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three months ended March 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2013	8,919,669	$23.86
Granted	1,418,560	$37.46
Exercised	(1,274,206)	$21.40
Forfeited	—	$—
Outstanding as of March 31, 2013	9,064,023	$26.34	5.9	$150.0

Exercisable as of March 31, 2013	6,633,593	$22.92	4.7	$132.5

The intrinsic value of options exercised was $24.4 million and $12.0 million for the three months ended March 31, 2013 and 2012, respectively. Cash received from options exercised was $27.3 million and $12.9 million for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $9.7 million and zero, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the first quarter of 2013.

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	2,733,433	$20.10	4.2	2,733,433	$20.10	4.2
$23.88 to $29.35	3,976,660	$24.65	5.0	3,661,370	$24.24	4.7
$34.87 to $37.46	2,353,930	$36.43	9.4	238,790	$34.90	8.8
	9,064,023	$26.34	5.9	6,633,593	$22.92	4.7

The following table summarizes information about our non-vested options during the three months ended March 31, 2013:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2013	1,702,275	$3.31
Granted	1,418,560	$3.45
Vested	(690,405)	$3.33
Forfeited	—	$—
Non-vested as of March 31, 2013	2,430,430	$3.38

As of March 31, 2013, total compensation costs related to non-vested stock options not yet recognized was approximately $4.9 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2013, the Compensation Committee granted 74,290 restricted shares to directors, officers and other key employees. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

March 2013	12	Wisconsin Energy Corporation

Form 10-Q

The following restricted stock activity occurred during the three months ended March 31, 2013:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2013	188,222
Granted	74,290	$37.65
Released	(83,085)	$27.68
Forfeited	(11,698)	$33.01
Outstanding as of March 31, 2013	167,729

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $3.2 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $1.1 million and zero for the three months ended March 31, 2013, and 2012, respectively.

As of March 31, 2013, total compensation cost related to restricted stock not yet recognized was approximately $4.4 million, which is expected to be recognized over the next 27 months on a weighted-average basis.

Performance Units:   In January 2013 and 2012, the Compensation Committee granted 239,120 and 346,570 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2012 and 2011 vested and were settled during the first quarter of 2013 and 2012, and had a total intrinsic value of $19.3 million and $26.7 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $7.0 million and $9.7 million, respectively. As of March 31, 2013, total compensation cost related to performance units not yet recognized was approximately $22.0 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its non-utility subsidiary, We Power, and its utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2012 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Repurchase Program:   In May 2011, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $300 million of our common stock through the end of 2013. Through March 31, 2013, we have repurchased $162.9 million of our common stock pursuant to this program at an average cost of $33.03 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company in the following periods:

March 2013	13	Wisconsin Energy Corporation

Form 10-Q

	Three Months Ended March 31
	2013		2012
	Shares	Cost	Shares	Cost
	(In Millions)

Under May 2011 share repurchase program	0.3	$11.1	—	$—
To fulfill exercised stock options and restricted stock awards	1.4	55.4	0.8	28.3
Total	1.7	$66.5	0.8	$28.3

4 -- FAIR VALUE MEASUREMENTS

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

March 2013	14	Wisconsin Energy Corporation

Form 10-Q

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$—	$—	$—	$—
Derivatives	7.0	3.3	1.6	11.9
Total	$7.0	$3.3	$1.6	$11.9
Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	2.2	12.3	4.7	19.2
Total	$4.9	$12.3	$4.7	$21.9
Liabilities:
Derivatives	$1.9	$—	$—	$1.9
Total	$1.9	$—	$—	$1.9

We adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, on a retrospective basis. For additional information, see Note 2 -- New Accounting Pronouncements and Note 5 -- Derivative Instruments.

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which was returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

March 2013	15	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2013	2012
	(Millions of Dollars)

Balance as of January 1	$4.7	$5.7
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.1)	(3.5)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$1.6	$2.2

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

Derivative instruments reflected in Level 3 of the hierarchy include MISO Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 5 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2013		December 31, 2012
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$27.6	$30.4	$26.0
Long-term debt, including current portion	$4,764.5	$5,407.1	$4,772.9	$5,447.3

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

5 -- DERIVATIVE INSTRUMENTS

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2013, we recognized $0.2 million in regulatory assets and $9.9 million in regulatory liabilities related to derivatives in comparison to $7.6 million in regulatory assets and $17.5 million in regulatory liabilities as of December 31, 2012.

March 2013	16	Wisconsin Energy Corporation

Form 10-Q

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.1 million is recorded in other deferred charges and other assets as of March 31, 2013, and the long-term portion of our derivative liabilities of $0.3 million is recorded in other deferred credits and other liabilities as of March 31, 2013. Our Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 include:

	March 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$6.7	$—	$3.0	$1.9
Fuel Oil	0.5	—	0.4	—
FTRs	1.5	—	4.7	—
Coal	3.2	0.3	11.1	—
Total	$11.9	$0.3	$19.2	$1.9

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	18.8 million Dth	$(6.5)	20.4 million Dth	$(16.2)
Fuel Oil	1.6 million gallons	0.1	1.7 million gallons	0.6
FTRs	5,343 MW	0.9	5,358 MW	0.6
Total		$(5.5)		$(15.0)

As of March 31, 2013 and December 31, 2012, we posted collateral of $0.2 million and $2.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$11.9	$0.3	$19.2	$1.9
Gross Amount Not Offset on Balance Sheet (a)	(0.1)	(0.1)	(0.5)	(1.8)
Net Amount	$11.8	$0.2	$18.7	$0.1

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of zero and $1.3 million as of March 31, 2013 and December 31, 2012, respectively.

March 2013	17	Wisconsin Energy Corporation

Form 10-Q

6 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs		OPEB Costs
	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$4.2	$5.4	$2.7	$2.8
Interest cost	15.1	16.4	3.9	5.1
Expected return on plan assets	(24.0)	(22.6)	(5.3)	(4.8)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service (credit)	0.6	0.6	(0.5)	(0.5)
Actuarial loss	13.6	9.9	0.9	1.8
Net Periodic Benefit Cost	$9.5	$9.7	$1.7	$4.5

During the first three months of 2013 and 2012, we made no contributions to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $4.0 million as of March 31, 2013 and December 31, 2012.

March 2013	18	Wisconsin Energy Corporation

Form 10-Q

7 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
March 31, 2013
Operating Revenues (b)	$1,261.5	$109.8	$0.3	$(96.4)	$1,275.2
Other Operation and Maintenance	$380.6	$1.5	$1.0	$(95.0)	$288.1
Depreciation and Amortization	$78.6	$16.7	$0.2	$—	$95.5
Operating Income (Loss)	$230.6	$91.6	$(1.2)	$—	$321.0
Equity in Earnings of Unconsolidated Affiliates	$16.6	$—	$0.1	$—	$16.7
Interest Expense, Net	$35.9	$16.5	$12.8	$(0.2)	$65.0
Income Tax Expense (Benefit)	$77.4	$30.5	$(7.5)	$—	$100.4
Net Income (Loss)	$138.0	$44.6	$176.6	$(182.6)	$176.6
Capital Expenditures	$130.9	$2.1	$0.6	$—	$133.6

March 31, 2012
Operating Revenues (b)	$1,178.4	$107.3	$0.3	$(94.8)	$1,191.2
Other Operation and Maintenance	$376.4	$2.1	$1.3	$(93.5)	$286.3
Depreciation and Amortization	$70.7	$16.8	$0.1	$—	$87.6
Operating Income (Loss)	$208.6	$88.4	$(1.3)	$—	$295.7
Equity in Earnings of Unconsolidated Affiliates	$15.6	$—	$—	$—	$15.6
Interest Expense, Net	$29.2	$16.8	$13.1	$(0.2)	$58.9
Income Tax Expense (Benefit)	$74.0	$28.8	$(6.5)	$—	$96.3
Net Income (Loss)	$136.2	$43.0	$172.6	$(179.7)	$172.1
Capital Expenditures	$137.6	$1.9	$2.8	$—	$142.3

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

8 -- VARIABLE INTEREST ENTITIES

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

We have identified a purchased power agreement which represents a variable interest. This agreement is for 236 MW of firm capacity from a gas-fired cogeneration facility and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately nine years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other

March 2013	19	Wisconsin Energy Corporation

Form 10-Q

factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $246.2 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the three months ended March 31, 2013 and 2012 were $12.5 million and $14.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $16 million to $62 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2013, we have established reserves of $38.2 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant, we agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. (WPL) in connection with the sale of our interest in Edgewater Generating Unit 5.

10 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2013, we paid $21.7 million in interest, net of amounts capitalized, and paid $2.0 million in income taxes, net of refunds. During the three months ended March 31, 2012, we paid $26.5 million in interest, net of amounts capitalized, and paid $15.3 million in income taxes, net of refunds.

As of March 31, 2013 and 2012, the amount of accounts payable related to capital expenditures was $8.9 million and $12.6 million, respectively.

During the three months ended March 31, 2013 and 2012, total amortization of deferred revenue was $14.9 million and $13.7 million, respectively.

During the three months ended March 31, 2013 and 2012, our equity in earnings from ATC was $16.6 million and $15.6 million, respectively. During the three months ended March 31, 2013 and 2012, distributions received from ATC were $13.3 million and $12.9 million, respectively.

March 2013	20	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2013

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first quarter of 2013 with the first quarter of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

Utility Energy Segment	$230.6	$22.0	$208.6
Non-Utility Energy Segment	91.6	3.2	88.4
Corporate and Other	(1.2)	0.1	(1.3)
Total Operating Income	321.0	25.3	295.7
Equity in Earnings of Transmission Affiliate	16.6	1.0	15.6
Other Income, net	4.4	(11.6)	16.0
Interest Expense, net	65.0	(6.1)	58.9
Income Before Income Taxes	277.0	8.6	268.4
Income Tax Expense	100.4	(4.1)	96.3
Net Income	$176.6	$4.5	$172.1
Diluted Earnings Per Share	$0.76	$0.02	$0.74

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $230.6 million of operating income during the first quarter of 2013, an increase of $22.0 million, or 10.5%, compared with the first quarter of 2012. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended March 31
Utility Energy Segment	2013	B (W)	2012
	(Millions of Dollars)
Operating Revenues
Electric	$812.3	$35.0	$777.3
Gas	434.0	45.5	388.5
Other	15.2	2.6	12.6
Total Operating Revenues	1,261.5	83.1	1,178.4
Operating Expenses
Fuel and Purchased Power	272.3	(17.2)	255.1
Cost of Gas Sold	270.1	(32.6)	237.5
Other Operation and Maintenance	380.6	(4.2)	376.4
Depreciation and Amortization	78.6	(7.9)	70.7
Property and Revenue Taxes	29.3	0.8	30.1
Total Operating Expenses	1,030.9	(61.1)	969.8
Operating Income	$230.6	$22.0	$208.6

March 2013	21	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2013 with the first quarter of 2012:

	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$303.2	$28.6	$274.6	2,044.5	101.6	1,942.9
Small Commercial/Industrial	253.9	8.7	245.2	2,179.0	27.4	2,151.6
Large Commercial/Industrial	186.3	1.9	184.4	2,347.8	(96.5)	2,444.3
Other - Retail	6.2	0.2	6.0	39.5	(0.9)	40.4
Total Retail	749.6	39.4	710.2	6,610.8	31.6	6,579.2
Wholesale - Other	39.5	2.8	36.7	517.0	184.3	332.7
Resale - Utilities	17.3	0.3	17.0	559.9	(37.2)	597.1
Other Operating Revenues	5.9	(7.5)	13.4	—	—	—
Total	$812.3	$35.0	$777.3	7,687.7	178.7	7,509.0

Weather -- Degree Days (a)
Heating (3,252 Normal)				3,471	861	2,610

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $35.0 million, or 4.5%, when compared to the first quarter of 2012. The most significant factors that caused a change in revenues were:

•
Net retail pricing increases of $28.6 million ($43.8 million less $15.2 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Section 1603 bill credits and the rate order in the 2013 rate case, see Results of Operations -- March 31, 2013 -- Section 1603 Renewable Energy Treasury Grant and Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters, respectively.

•	Favorable weather that increased electric revenues by an estimated $21.5 million as compared to the first quarter of 2012.

•
A $7.5 million decrease in other operating revenues, primarily driven by the amortization of $6.7 million in 2012 related to the settlement with the DOE. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- 2012 Fuel Recovery Request.

As measured by heating degree days, the first quarter of 2013 was 33.0% colder than the same period in 2012 and 6.7% colder than normal. We believe the colder winter weather was the primary reason for the 5.2% increase in residential sales. Sales to large commercial/industrial customers decreased by 3.9%, primarily because of the leap year in 2012 and a decrease in sales to the two iron ore mines in Michigan. Wholesale - Other sales increased by 55.4%; however, our related revenues increased by only $2.8 million, or 7.6%, due to a large increase in off-peak sales which are at significantly lower prices than on-peak sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $17.2 million, or 6.7%, when compared to the first quarter of 2012. This increase was primarily caused by a 2.4% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices as compared to the first quarter of 2012.

March 2013	22	Wisconsin Energy Corporation

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2013 with the first quarter of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $45.5 million, or 11.7%, and cost of gas sold increased by $32.6 million, or 13.7%, due to the colder winter weather.

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$434.0	$45.5	$388.5
Cost of Gas Sold	270.1	(32.6)	237.5
Gross Margin	$163.9	$12.9	$151.0

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2013 with the first quarter of 2012:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$107.6	$9.7	$97.9	402.3	104.1	298.2
Commercial/Industrial	39.5	3.7	35.8	219.4	48.8	170.6
Interruptible	0.6	—	0.6	6.5	1.5	5.0
Total Retail	147.7	13.4	134.3	628.2	154.4	473.8
Transported Gas	14.9	0.2	14.7	316.6	(7.5)	324.1
Other	1.3	(0.7)	2.0	—	—	—
Total	$163.9	$12.9	$151.0	944.8	146.9	797.9

Weather -- Degree Days (a)
Heating (3,252 Normal)				3,471	861	2,610

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $12.9 million, or approximately 8.5%, when compared to the first quarter of 2012. We estimate that weather increased gas margins by approximately $33.9 million. As measured by heating degree days, the first quarter of 2013 was 33.0% colder than the same period in 2012 and 6.7% colder than normal. The first quarter of 2012 was significantly warmer than normal. Gas margins were reduced by approximately $20.5 million because of lower gas rates that became effective January 1, 2013. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $4.2 million, or approximately 1.1%, when compared to the first quarter of 2012. This increase was primarily driven by the reinstatement of $37.5 million of regulatory amortizations, offset in part by a $17.2 million reduction in bad debt expense related to our natural gas customers, continued cost control efforts across the utility and some timing impacts associated with the variation in weather between quarters.

March 2013	23	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $7.9 million, or approximately 11.2%, when compared to the first quarter of 2012 primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March 2012, and for units 7 and 8 in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Section 1603 Renewable Energy Treasury Grant

We expect to receive a treasury grant of approximately $72 million related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW took this grant into consideration when it set rates for our electric customers for the two years ending December 31, 2014. These rates became effective on January 1, 2013 and are reflected in the form of bill credits that reduce our revenues. We expect to recognize the treasury grant as income in the fourth quarter of 2013 when the plant is expected to be placed into service. At that time, we will also defer as a regulatory liability, the portion of the grant income that will be used to reduce rates in 2014. For the first three quarters of 2013, we will experience a mismatch between bill credits (lower revenues) and grant income. However, when the plant is placed into service in the fourth quarter, we will make an entry to record grant income to match the bill credits that have been provided to customers during 2013. If we recorded grant income to match the credits provided to customers, we estimate that the earnings in the first, second and third quarters would be approximately $0.03 per share higher in each quarter.
In addition, the PSCW approved escrow accounting treatment for the treasury grant. As a result, we expect to true-up any difference between the actual grant proceeds we receive and the estimated grant proceeds the PSCW used to set electric retail rates for 2013 and 2014.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (Port Washington Generating Station Unit 1 (PWGS 1), Port Washington Generating Station Unit 2 (PWGS 2), Oak Creek expansion Unit 1 (OC 1) and Oak Creek expansion Unit 2 (OC 2)).

This segment reflects the lease revenues on the new units as well as the depreciation expense. Operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

Operating Revenues	$109.8	$2.5	$107.3
Operation and Maintenance Expense	1.5	0.6	2.1
Depreciation Expense	16.7	0.1	16.8
Operating Income	$91.6	$3.2	$88.4

Non-utility energy segment operating income increased by $3.2 million, or approximately 3.6%, when compared to the first quarter of 2012. The increase in operating revenues is primarily related to the final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

March 2013	24	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$4.3	$(10.5)	$14.8
Other, net	0.1	(1.1)	1.2
Other Income, net	$4.4	$(11.6)	$16.0

Other income, net decreased by $11.6 million, or approximately 72.5%, when compared to the first quarter of 2012. The decrease in AFUDC - Equity is primarily related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$67.2	$(1.9)	$65.3
Less: Capitalized Interest	2.2	(4.2)	6.4
Interest Expense, net	$65.0	$(6.1)	$58.9

Our gross interest costs increased by $1.9 million, or approximately 2.9%, when compared to the first quarter of 2012 primarily because of the issuance of $250 million of long-term debt by Wisconsin Electric in December 2012. Our capitalized interest decreased by $4.2 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $6.1 million, or 10.4%, as compared to the first quarter of 2012.

CONSOLIDATED INCOME TAX EXPENSE

For the first quarter of 2013, our effective tax rate applicable to continuing operations was 36.2% compared to 35.9% for the first quarter of 2012. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K. We expect our 2013 annual effective tax rate to be between 37% and 38%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows from continuing operations during the three months ended March 31:

	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$330.3	$340.5
Investing Activities	$(145.3)	$(130.4)
Financing Activities	$(195.9)	$(206.1)

March 2013	25	Wisconsin Energy Corporation

Form 10-Q

Operating Activities

Cash provided by operating activities decreased by $10.2 million during the first three months of 2013 as compared to the same period in 2012. The decrease is primarily because of higher working capital requirements. We experienced significantly colder weather when compared to the same period in 2012, resulting in higher accounts receivable and accrued revenues. Partially offsetting this decrease is higher net income, higher depreciation expense and the end of the one year suspension of amortization expense authorized by the 2012 Wisconsin Rate Case.

Investing Activities

Cash used in investing activities increased by $14.9 million during the first three months of 2013 as compared to the same period in 2012. Our change in restricted cash decreased by $18.1 million which is related to the 2012 release of restricted cash through bill credits and reimbursements of costs associated with the DOE settlement. Our capital expenditures decreased by $8.7 million during the first three months of 2013 as compared to the same period in 2012, primarily because of the completion of the Oak Creek AQCS project, partially offset by the increased spending at the biomass plant.

Financing Activities

Cash used in financing activities decreased by $10.2 million during the first three months of 2013 as compared to the same period in 2012. Repayment of short-term debt was $34.7 million lower in 2013 as compared to the same period in 2012, primarily because of lower cash flows from operations and higher cash flows used in investing. In addition, proceeds received from the exercise of stock options totaled $27.3 million during the first three months of 2013 as compared to $12.9 million during the same period in 2012. These factors were partially offset by increased share repurchases and dividends paid on common stock. During the first three months of 2013, we repurchased $11.1 million of common stock under our May 2011 share repurchase program and another $55.4 million of common stock to fulfill exercised stock options and restricted stock awards. During the same period in 2012, we repurchased $29.2 million to fulfill stock options and awards, but had no repurchases under the share repurchase program. Our dividends paid on common stock increased by $8.7 million in the first quarter of 2013 as a result of a 13.3% increase in the quarterly common stock dividend.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2013 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

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

As of March 31, 2013, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $316.7 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first three months of 2013, our maximum commercial paper outstanding was $431.3 million with a weighted-average interest rate of 0.29%.

March 2013	26	Wisconsin Energy Corporation

Form 10-Q

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2013:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$0.4	$399.6	December 2017
Wisconsin Electric	$500.0	$6.1	$493.9	December 2017
Wisconsin Gas	$350.0	$—	$350.0	December 2017

The following table shows our capitalization structure as of March 31, 2013, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes due 2067 (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,203.6	$4,453.6
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,854.5	4,604.5
Short-Term Debt	316.7	316.7
Total Capitalization	$9,405.2	$9,405.2

Total Debt	$5,171.2	$4,921.2

Ratio of Debt to Total Capitalization	55.0%	52.3%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2013 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of March 31, 2013, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, which extended the 50% bonus depreciation rules to include assets placed in service in 2013. These rules will apply to the biomass plant we are constructing in Rothschild, which is expected to be completed during the fourth quarter of 2013. As a result of the increased federal tax depreciation for 2013 and prior years, we do not anticipate making federal income tax payments for 2013.

March 2013	27	Wisconsin Energy Corporation

Form 10-Q

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2013 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems and our biomass facility. We estimate that we will spend approximately $690 million on consolidated capital expenditures during 2013.

Common Stock Matters:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. We expect funds for the repurchases will continue to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through March 31, 2013, we have acquired approximately 4.9 million shares in the open market at a cost of $162.9 million pursuant to this program. For additional information regarding the share repurchases, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds in this report.

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $22.9 billion as of March 31, 2013 compared with $23.1 billion as of December 31, 2012.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2012 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

March 2013	28	Wisconsin Energy Corporation

Form 10-Q

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

As part of our 2013 Wisconsin Rate Case, the PSCW determined that 100% of the construction costs for our Oak Creek expansion units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding $24 million related to the Oak Creek expansion fuel flexibility project until a future rate proceeding. See Other Matters below for additional information about the fuel flexibility project.

See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2012 Annual Report on Form 10-K for additional information on PTF.

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

•
A rate decrease of approximately $8 million (1.9%) for Wisconsin Electric's natural gas customers for 2013, with no rate adjustment in 2014. The new Wisconsin Electric rates reflect a $6.4 million reduction in bad debt expense.

•
A rate decrease of approximately $34 million (5.5%) for Wisconsin Gas' natural gas customers for 2013, with no rate adjustment in 2014. The new Wisconsin Gas rates reflect a $43.8 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for Wisconsin Electric's Downtown Milwaukee (Valley) steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014 for Wisconsin Electric's Milwaukee County steam utility customers.

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

March 2013	29	Wisconsin Energy Corporation

Form 10-Q

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. In September 2012, the equipment for units 7 and 8 was placed into commercial operation. The final cost of completing this project was approximately $740 million ($900 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree we entered into with the United States Environmental Protection Agency (EPA) in 2003.

Western Gas Lateral:   We are projecting the need for additional capacity for our natural gas distribution network in the western part of Wisconsin to address reliability and meet customer demand. We filed an application with the PSCW seeking approval to construct a new natural gas lateral on March 28, 2013. The anticipated cost of the initial phase of this project is approximately $150 million to $170 million, excluding AFUDC.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2012 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard:   In June 2010, the EPA issued a new hourly Sulfur Dioxide (SO2) National Ambient Air Quality Standard that became effective in August 2010. This standard, as modified, represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since withdrawn this implementation guidance, and has indicated it is going to propose new implementation guidance through a rulemaking in 2013.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

If the new standard remains in place, we believe that we would not need to make significant capital expenditures at the majority of our generation units because of prior investments in pollution control equipment and technology. However, we believe that the new standard will require us to retrofit Presque Isle Power Plant (PIPP) in the Upper Peninsula of Michigan with additional environmental controls. In November 2012, we entered into a joint ownership agreement with Wolverine Power Supply Cooperative, Inc. whereby Wolverine will pay for the installation of air quality control systems at PIPP and will receive a minority ownership interest in the plant in return. This transaction is subject to the receipt of regulatory approvals from various state and federal regulatory agencies. We began submitting applications for regulatory approvals in February 2013, and received FERC and MPSC approval in April 2013. We expect to receive approval from the PSCW no later than the third quarter of 2013.

The new standard may also require us to make modifications at some of our smaller generation units.

Cross-State Air Pollution Rule:   In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. Even with technical revisions to the rule by the EPA, PIPP may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA had requested the court to re-hear the case; however, in January

March 2013	30	Wisconsin Energy Corporation

Form 10-Q

2013, the court denied the EPA's request. The EPA petitioned the United States Supreme Court to review the D.C. Circuit Court's decision.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million excluding AFUDC, and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW on April 26, 2013.

In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas. Construction began on the Lincoln Arthur natural gas main in March 2013.

Water Quality

Steam Electric Effluent Guidelines:   These guidelines regulate waste water discharges from our power plant processes. On April 19, 2013, the EPA released a proposed rule to modify these guidelines. The rule compliance deadline is as soon as possible after July 1, 2017 with full compliance expected by July 1, 2022. After the promulgation of final rules, it is expected that the WDNR will need to modify Wisconsin's rules. We already meet many of the proposed requirements defined by EPA, and as a result believe we will be well positioned to comply with the proposed guidelines. There are several available options outlined in the proposed rule. The amount of additional costs we may need to incur to comply with the new guidelines, if any, will depend on which option(s) the EPA selects to incorporate into the final guidelines. We are still evaluating the proposed rule, and are currently unable to determine its impact on our facilities.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2012 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We received a new air construction permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. We are scheduled to begin testing sub-bituminous coal in various combinations with bituminous coal in 2013 to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generation Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to Wisconsin Electric on January 7, 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) until a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect that Units 1 and 4 will remain out of service until at least 2014. In addition, we may be subject to fines and penalties. In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order.

We continue to evaluate the impact, if any, that this outage may have on network reliability, and to determine whether we will need to find alternative sources of generation in the short-term to replace the generation from these units during the temporary outage.

March 2013	31	Wisconsin Energy Corporation

Form 10-Q

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012. For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2012 Annual Report on Form 10-K, as well as Note 4 -- Fair Value Measurements and Note 5 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2012 Annual Report on Form 10-K.

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

ENVIRONMENTAL MATTERS

Paris Generating Station:   See Factors Affecting Results, Liquidity and Capital Resources -- Other Matters for information concerning a NOV issued in connection with the replacement of certain turbine blades as part of maintenance performed on Units 1 and 4 at PSGS.

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

March 2013	32	Wisconsin Energy Corporation

Form 10-Q

liability, if any, related to the NOV. The NOV alleged that certain maintenance projects at WPL's units, including Edgewater 5, were undertaken without obtaining air permits required by the Clean Air Act.

In September 2010, the Sierra Club filed a complaint against WPL generally alleging air permitting and opacity violations at the Edgewater Generating Station. Wisconsin Electric was not a named party to this litigation.

On April 22, 2013, a complaint and consent decree were simultaneously lodged with the court in United States v Wisconsin Power and Light Company, Madison Gas and Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, Case No. 13-cv-00266. The consent decree, when entered by the court, will resolve all allegations in the NOV related to Edgewater 5 and the other coal fired power plants owned and operated by WPL, as well as the air permitting and opacity violations alleged by Sierra Club. Our share of the financial obligation associated with this consent decree is immaterial.

UTILITY RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric and Wisconsin Gas do business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
January 1 - January 31 (a)	15,877	$37.63	—	$148.3
February 1 - February 28	278,929	$39.74	278,929	$137.2
March 1 - March 31	—	$—	—	$137.2
Total	294,806	$39.63	278,929

(a) All shares reported during January were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
(b) On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

March 2013	33	Wisconsin Energy Corporation

Form 10-Q

ITEM 5. OTHER INFORMATION

Director Robert A. Cornog did not stand for re-election at the 2013 Annual Meeting of Stockholders held on May 2, 2013, at which time his term expired. Director Cornog has served on the Wisconsin Energy Board of Directors since 1993, the Wisconsin Electric Board of Directors since 1994 and the Wisconsin Gas Board of Directors since 2000. In consideration of his exemplary service and contributions to these Boards of Directors, on April 30, 2013, the Compensation Committee accelerated the vesting of all unvested shares of restricted stock awarded to Director Cornog, consisting of approximately 7,293 shares, effective May 2, 2013.

ITEM 6. EXHIBITS

Exhibit No.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2013	34	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 2, 2013	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2013	35	Wisconsin Energy Corporation