Form 10-Q
period 2013-09-30
WISCONSIN ENERGY CORP
filed 2013-11-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2013):

Common Stock, $.01 Par Value,	226,519,569 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

September 2013	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
NOX	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
LMP	Locational Marginal Price

September 2013	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MISO	Midcontinent Independent System Operator, Inc.
OTC	Over-the-Counter
PTF	Power the Future
RTO	Regional Transmission Organization
SSR	System Support Resource
Wolverine	Wolverine Power Supply Cooperative, Inc.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
GWh	Gigawatt-hour(s) (One GWh equals one thousand MWh)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

September 2013	4	Wisconsin Energy Corporation

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

•
Timing, resolution and impact of current and future rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midcontinent Independent System Operator, Inc. (MISO) Energy Markets, as well as any costs incurred as a result of customers moving to an alternative electric supplier.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•	Our ability to mitigate the impact of Michigan customers switching to an alternative electric supplier.

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

September 2013	5	Wisconsin Energy Corporation

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 as updated in Item 1A. Risk Factors in Part II of this report.

September 2013	6	Wisconsin Energy Corporation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D) Form 10-Q

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

September 2013	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,053.2	$1,039.3	$3,340.7	$3,175.2

Operating Expenses
Fuel and purchased power	339.1	336.4	886.2	848.9
Cost of gas sold	61.6	55.5	446.9	368.0
Other operation and maintenance	268.1	244.6	821.6	798.8
Depreciation and amortization	96.9	91.8	289.1	269.7
Property and revenue taxes	29.5	30.4	88.4	90.9
Total Operating Expenses	795.2	758.7	2,532.2	2,376.3

Operating Income	258.0	280.6	808.5	798.9

Equity in Earnings of Transmission Affiliate	17.1	17.1	51.0	48.9
Other Income, net	5.1	9.0	15.3	33.6
Interest Expense, net	62.0	60.9	190.3	181.3

Income Before Income Taxes	218.2	245.8	684.5	700.1

Income Tax Expense	80.7	89.7	251.4	252.6

Net Income	$137.5	$156.1	$433.1	$447.5

Earnings Per Share
Basic	$0.61	$0.68	$1.90	$1.94
Diluted	$0.60	$0.67	$1.88	$1.92

Weighted Average Common Shares Outstanding (Millions)
Basic	226.8	230.4	228.0	230.4
Diluted	228.8	232.9	230.2	233.1

Dividends Per Share of Common Stock	$0.3825	$0.30	$1.0625	$0.90

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$14,530.6	$14,238.8
Accumulated depreciation	(4,202.0)	(4,036.0)
	10,328.6	10,202.8
Construction work in progress	427.4	315.9
Leased facilities, net	49.2	53.5
Net Property, Plant and Equipment	10,805.2	10,572.2
Investments
Equity investment in transmission affiliate	396.7	378.3
Other	36.5	35.5
Total Investments	433.2	413.8
Current Assets
Cash and cash equivalents	18.5	35.6
Accounts receivable, net	299.0	285.3
Accrued revenues	161.0	278.1
Materials, supplies and inventories	367.6	360.7
Current deferred tax asset, net	230.8	46.3
Prepayments and other	161.3	307.9
Total Current Assets	1,238.2	1,313.9
Deferred Charges and Other Assets
Regulatory assets	1,267.4	1,339.0
Goodwill	441.9	441.9
Other	186.9	204.2
Total Deferred Charges and Other Assets	1,896.2	1,985.1
Total Assets	$14,372.8	$14,285.0

Capitalization and Liabilities
Capitalization
Common equity	$4,198.1	$4,135.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,370.9	4,453.8
Total Capitalization	8,599.4	8,619.3
Current Liabilities
Long-term debt due currently	371.0	412.1
Short-term debt	361.8	394.6
Accounts payable	296.9	368.4
Accrued payroll and benefits	90.8	100.9
Other	170.7	167.3
Total Current Liabilities	1,291.2	1,443.3
Deferred Credits and Other Liabilities
Regulatory liabilities	830.7	866.5
Deferred income taxes - long-term	2,470.3	2,117.0
Deferred revenue, net	676.8	709.7
Pension and other benefit obligations	214.5	244.0
Other	289.9	285.2
Total Deferred Credits and Other Liabilities	4,482.2	4,222.4
Total Capitalization and Liabilities	$14,372.8	$14,285.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$433.1	$447.5
Reconciliation to cash
Depreciation and amortization	297.6	278.2
Deferred income taxes and investment tax credits, net	219.8	249.6
Contributions to qualified benefit plans	—	(100.0)
Change in - Accounts receivable and accrued revenues	95.3	118.7
Inventories	(6.9)	39.9
Other current assets	40.6	50.6
Accounts payable	(59.2)	(56.5)
Accrued income taxes, net	48.2	107.6
Other current liabilities	(0.1)	(15.3)
Other, net	(18.1)	(127.9)
Cash Provided by Operating Activities	1,050.3	992.4

Investing Activities
Capital expenditures	(497.7)	(477.5)
Investment in transmission affiliate	(7.9)	(13.1)
Change in restricted cash	2.7	36.0
Other, net	(41.9)	(36.8)
Cash Used in Investing Activities	(544.8)	(491.4)

Financing Activities
Exercise of stock options	42.7	45.3
Purchase of common stock	(187.9)	(105.0)
Dividends paid on common stock	(242.3)	(207.4)
Issuance of long-term debt	251.0	—
Retirement of long-term debt	(364.2)	(18.3)
Change in short-term debt	(32.8)	(216.7)
Other, net	10.9	—
Cash Used in Financing Activities	(522.6)	(502.1)

Change in Cash and Cash Equivalents	(17.1)	(1.1)

Cash and Cash Equivalents at Beginning of Period	35.6	14.1

Cash and Cash Equivalents at End of Period	$18.5	$13.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year 2013 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. The adoption and retrospective application of this guidance did not have any material impact on our financial statements. See Note 6 -- Derivative Instruments for the enhanced disclosures.

3 -- COMMON EQUITY -

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors (Compensation Committee):

	2013	2012

Non-qualified stock options granted year to date	1,418,560	938,770
Estimated fair value per non-qualified stock option	$3.45	$3.34
Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 1.9%	0.1% - 2.0%
Dividend yield	3.7%	3.9%
Expected volatility	18.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

September 2013	11	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three and nine months ended September 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2013	8,484,258	$26.53
Granted	—	$—
Exercised	(91,096)	$21.75
Forfeited	(4,680)	$35.36
Outstanding as of September 30, 2013	8,388,482	$26.58

Outstanding as of January 1, 2013	8,919,669	$23.86
Granted	1,418,560	$37.46
Exercised	(1,939,717)	$21.99
Forfeited	(10,030)	$35.37
Outstanding as of September 30, 2013	8,388,482	$26.58	5.5	$115.8

Exercisable as of September 30, 2013	6,007,692	$22.98	4.2	$104.5

The intrinsic value of options exercised was $1.9 million and $37.9 million for the three and nine months ended September 30, 2013, and $8.3 million and $42.1 million for the same periods in 2012, respectively. Cash received from options exercised was $42.7 million and $45.3 million for the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $15.1 million and zero, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the third quarter of 2013.

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	2,418,982	$20.23	3.9	2,418,982	$20.23	3.9
$23.88 to $29.35	3,698,060	$24.65	4.5	3,390,790	$24.23	4.2
$34.87 to $37.46	2,271,440	$36.48	8.9	197,920	$35.19	8.4
	8,388,482	$26.58	5.5	6,007,692	$22.98	4.2

September 2013	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about our non-vested options during the three and nine months ended September 30, 2013:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2013	2,394,085	$3.38
Granted	—	$—
Vested	(8,615)	$3.36
Forfeited	(4,680)	$3.37
Non-vested as of September 30, 2013	2,380,790	$3.38

Non-vested as of January 1, 2013	1,702,275	$3.31
Granted	1,418,560	$3.45
Vested	(730,015)	$3.34
Forfeited	(10,030)	$3.37
Non-vested as of September 30, 2013	2,380,790	$3.38

As of September 30, 2013, total compensation costs related to non-vested stock options not yet recognized was approximately $3.0 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity occurred during the three and nine months ended September 30, 2013:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2013	151,271
Granted	—	$—
Released	—	$—
Forfeited	(573)	$34.96
Outstanding as of September 30, 2013	150,698

Outstanding as of January 1, 2013	188,222
Granted	74,290	$37.65
Released	(97,973)	$26.65
Forfeited	(13,841)	$33.35
Outstanding as of September 30, 2013	150,698

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was zero and $4.0 million for the three and nine months ended September 30, 2013, and zero and $3.3 million for the same periods in 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $1.3 million for the three and nine months ended September 30, 2013, and zero for the same periods in 2012, respectively.

As of September 30, 2013, total compensation cost related to restricted stock not yet recognized was approximately $3.2 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Performance Units:   In January 2013 and 2012, the Compensation Committee granted 239,120 and 346,570 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2012 and 2011 vested and were settled during the first quarter of 2013 and 2012, and had a total intrinsic value of $19.3 million and $26.7 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $7.0 million and $9.7 million, respectively. As of September 30, 2013, total compensation cost related to performance units not yet

September 2013	13	Wisconsin Energy Corporation

Form 10-Q

recognized was approximately $13.1 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

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

Share Repurchase Program:   In May 2011, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $300 million of our common stock through the end of 2013. Through September 30, 2013, we have repurchased $254.8 million of our common stock pursuant to this program at an average cost of $35.78 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company in the following periods:

	Nine Months Ended September 30
	2013		2012
	Shares	Cost	Shares	Cost
	(In Millions)

Under May 2011 share repurchase program	2.5	$103.0	0.4	$14.0
To fulfill exercised stock options and restricted stock awards	2.1	84.9	2.5	91.0
Total	4.6	$187.9	2.9	$105.0

4 -- LONG-TERM DEBT

On September 15, 2013, Wisconsin Gas used short-term borrowings to retire $45 million of long-term debt that matured.

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

September 2013	14	Wisconsin Energy Corporation

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$—	$—	$—	$—
Derivatives	2.4	4.4	5.6	12.4
Total	$2.4	$4.4	$5.6	$12.4
Liabilities:
Derivatives	$1.7	$0.4	$—	$2.1
Total	$1.7	$0.4	$—	$2.1

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	2.2	12.3	4.7	19.2
Total	$4.9	$12.3	$4.7	$21.9
Liabilities:
Derivatives	$1.9	$—	$—	$1.9
Total	$1.9	$—	$—	$1.9

We adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, on a retrospective basis. For additional information, see Note 2 -- New Accounting Pronouncements and Note 6 -- Derivative Instruments.

September 2013	15	Wisconsin Energy Corporation

Form 10-Q

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of Dollars)

Beginning Balance	$9.2	$9.9	$4.7	$5.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	10.6	10.9
Issuances	—	—	—	—
Settlements	(3.6)	(2.6)	(9.7)	(9.3)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$5.6	$7.3	$5.6	$7.3

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2013		December 31, 2012
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$26.3	$30.4	$26.0
Long-term debt, including current portion	$4,659.7	$4,951.7	$4,772.9	$5,447.3

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

September 2013	16	Wisconsin Energy Corporation

Form 10-Q

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2013, we recognized $4.9 million in regulatory assets and $10.5 million in regulatory liabilities related to derivatives in comparison to $7.6 million in regulatory assets and $17.5 million in regulatory liabilities as of December 31, 2012.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.8 million is recorded in other deferred charges and other assets as of September 30, 2013, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of September 30, 2013. Our Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 include:

	September 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$3.1	$2.1	$3.0	$1.9
Fuel Oil	0.3	—	0.4	—
FTRs	5.6	—	4.7	—
Coal	3.4	—	11.1	—
Total	$12.4	$2.1	$19.2	$1.9

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	6.3 million Dth	$(1.1)	17.2 million Dth	$(5.3)
Fuel Oil	2.5 million gallons	(0.1)	1.7 million gallons	0.1
FTRs	6,322 MW	5.4	5,927 MW	2.9
Total		$4.2		$(2.3)

September 2013	17	Wisconsin Energy Corporation

Form 10-Q

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	36.4 million Dth	$(5.7)	56.0 million Dth	$(35.7)
Fuel Oil	6.2 million gallons	0.1	5.5 million gallons	1.5
FTRs	17,410 MW	11.0	16,581 MW	5.1
Total		$5.4		$(29.1)

As of September 30, 2013 and December 31, 2012, we posted collateral of $2.6 million and $2.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$12.4	$2.1	$19.2	$1.9
Gross Amount Not Offset on Balance Sheet (a)	(0.3)	(1.7)	(0.5)	(1.8)
Net Amount	$12.1	$0.4	$18.7	$0.1

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $1.5 million and $1.3 million as of September 30, 2013 and December 31, 2012, respectively.

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.7	$5.5	$11.0	$16.3
Interest cost	15.1	16.4	45.3	49.2
Expected return on plan assets	(23.9)	(22.5)	(71.8)	(67.3)
Amortization of:
Prior service cost	0.5	0.5	1.7	1.7
Actuarial loss	13.6	10.2	40.8	30.4
Net Periodic Benefit Cost	$9.0	$10.1	$27.0	$30.3

September 2013	18	Wisconsin Energy Corporation

Form 10-Q

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.5	$2.6	$7.5	$7.8
Interest cost	3.9	5.1	11.7	15.3
Expected return on plan assets	(5.4)	(4.8)	(16.0)	(14.4)
Amortization of:
Transition obligation	—	—	—	0.2
Prior service (credit)	(0.5)	(0.5)	(1.5)	(1.4)
Actuarial loss	1.0	1.9	2.8	5.4
Net Periodic Benefit Cost	$1.5	$4.3	$4.5	$12.9

During the first nine months of 2013 and 2012, we contributed zero and $100.0 million, respectively, to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $4.0 million as of September 30, 2013 and December 31, 2012.

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2013
Operating Revenues (b)	$1,037.2	$114.2	$0.4	$(98.6)	$1,053.2
Other Operation and Maintenance	$359.5	$4.2	$1.9	$(97.5)	$268.1
Depreciation and Amortization	$79.9	$16.8	$0.2	$—	$96.9
Operating Income (Loss)	$166.6	$93.2	$(1.8)	$—	$258.0
Equity in Earnings of Unconsolidated Affiliates	$17.1	$—	$—	$—	$17.1
Interest Expense, Net	$33.0	$16.4	$12.8	$(0.2)	$62.0
Income Tax Expense (Benefit)	$56.1	$29.5	$(4.9)	$—	$80.7
Net Income (Loss)	$99.3	$47.4	$137.4	$(146.6)	$137.5
Capital Expenditures	$178.1	$10.4	$1.9	$—	$190.4

September 30, 2012
Operating Revenues (b)	$1,023.3	$112.6	$0.3	$(96.9)	$1,039.3
Other Operation and Maintenance	$334.1	$4.3	$2.0	$(95.8)	$244.6
Depreciation and Amortization	$74.7	$16.8	$0.3	$—	$91.8
Operating Income (Loss)	$191.0	$91.5	$(1.9)	$—	$280.6
Equity in Earnings of Unconsolidated Affiliates	$17.1	$—	$—	$—	$17.1
Interest Expense, Net	$31.4	$16.6	$12.9	$—	$60.9
Income Tax Expense (Benefit)	$65.6	$29.2	$(5.1)	$—	$89.7
Net Income (Loss)	$119.8	$45.8	$156.1	$(165.6)	$156.1
Capital Expenditures	$161.2	$1.8	$0.5	$—	$163.5

September 2013	19	Wisconsin Energy Corporation

Form 10-Q

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Nine Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2013
Operating Revenues (b)	$3,296.7	$337.3	$1.0	$(294.3)	$3,340.7
Other Operation and Maintenance	$1,097.7	$10.6	$4.1	$(290.8)	$821.6
Depreciation and Amortization	$238.2	$50.3	$0.6	$—	$289.1
Operating Income (Loss)	$536.1	$276.4	$(4.0)	$—	$808.5
Equity in Earnings of Unconsolidated Affiliates	$51.0	$—	$—	$—	$51.0
Interest Expense, Net	$103.1	$49.4	$38.2	$(0.4)	$190.3
Income Tax Expense (Benefit)	$179.9	$90.1	$(18.6)	$—	$251.4
Net Income (Loss)	$317.9	$137.2	$432.9	$(454.9)	$433.1
Capital Expenditures	$476.2	$17.5	$4.0	$—	$497.7

September 30, 2012
Operating Revenues (b)	$3,132.2	$332.2	$0.9	$(290.1)	$3,175.2
Other Operation and Maintenance	$1,069.0	$11.7	$4.7	$(286.6)	$798.8
Depreciation and Amortization	$218.8	$50.3	$0.6	$—	$269.7
Operating Income (Loss)	$533.2	$270.2	$(4.5)	$—	$798.9
Equity in Earnings of Unconsolidated Affiliates	$48.9	$—	$(0.1)	$—	$48.8
Interest Expense, Net	$92.6	$50.1	$38.9	$(0.3)	$181.3
Income Tax Expense (Benefit)	$182.6	$87.2	$(17.2)	$—	$252.6
Net Income (Loss)	$338.7	$133.2	$448.0	$(472.4)	$447.5
Capital Expenditures	$468.2	$5.6	$3.7	$—	$477.5

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

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

We have approximately $226.0 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the nine months ended September 30, 2013 and

September 2013	20	Wisconsin Energy Corporation

Form 10-Q

2012 were $37.8 million and $44.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites used by Wisconsin Electric and Wisconsin Gas, as well as coal combustion product disposal/landfill sites used by Wisconsin Electric. We are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $16 million to $62 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2013, we have established reserves of $38.2 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2013, we paid $146.6 million in interest, net of amounts capitalized, and received $38.3 million in net refunds from income taxes. During the nine months ended September 30, 2012, we paid $137.9 million in interest, net of amounts capitalized, and received $107.0 million in net refunds from income taxes.

As of September 30, 2013 and 2012, the amount of accounts payable related to capital expenditures was $3.4 million and $25.3 million, respectively.

During the nine months ended September 30, 2013 and 2012, total amortization of deferred revenue was $42.7 million and $41.2 million, respectively.

During the nine months ended September 30, 2013 and 2012, our equity in earnings from ATC was $51.0 million and $48.9 million, respectively. During the nine months ended September 30, 2013 and 2012, distributions received from ATC were $40.5 million and $39.0 million, respectively.

September 2013	21	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2013

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the third quarter of 2013 with the third quarter of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$166.6	$(24.4)	$191.0
Non-Utility Energy Segment	93.2	1.7	91.5
Corporate and Other	(1.8)	0.1	(1.9)
Total Operating Income	258.0	(22.6)	280.6
Equity in Earnings of Transmission Affiliate	17.1	—	17.1
Other Income, net	5.1	(3.9)	9.0
Interest Expense, net	62.0	(1.1)	60.9
Income Before Income Taxes	218.2	(27.6)	245.8
Income Tax Expense	80.7	9.0	89.7
Net Income	$137.5	$(18.6)	$156.1
Diluted Earnings Per Share	$0.60	$(0.07)	$0.67

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $166.6 million of operating income during the third quarter of 2013, a decrease of $24.4 million, or 12.8%, compared with the third quarter of 2012. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended September 30
Utility Energy Segment	2013	B (W)	2012
	(Millions of Dollars)
Operating Revenues
Electric	$911.0	$9.8	$901.2
Gas	120.6	3.9	116.7
Other	5.6	0.2	5.4
Total Operating Revenues	1,037.2	13.9	1,023.3
Operating Expenses
Fuel and Purchased Power	340.4	(2.7)	337.7
Cost of Gas Sold	61.6	(6.1)	55.5
Other Operation and Maintenance	359.5	(25.4)	334.1
Depreciation and Amortization	79.9	(5.2)	74.7
Property and Revenue Taxes	29.2	1.1	30.3
Total Operating Expenses	870.6	(38.3)	832.3
Operating Income	$166.6	$(24.4)	$191.0

September 2013	22	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2013 with the third quarter of 2012:

	Three Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$332.7	$(7.5)	$340.2	2,207.7	(214.8)	2,422.5
Small Commercial/Industrial	287.9	3.7	284.2	2,381.6	(74.7)	2,456.3
Large Commercial/Industrial	200.2	(0.5)	200.7	2,326.3	(159.8)	2,486.1
Other - Retail	5.5	0.1	5.4	34.6	—	34.6
Total Retail	826.3	(4.2)	830.5	6,950.2	(449.3)	7,399.5
Wholesale - Other	32.6	(7.4)	40.0	405.8	(5.9)	411.7
Resale - Utilities	45.4	27.6	17.8	1,430.2	833.9	596.3
Other Operating Revenues	6.7	(6.2)	12.9	—	—	—
Total	$911.0	$9.8	$901.2	8,786.2	378.7	8,407.5

Weather -- Degree Days (a)
Heating (124 Normal)				130	(8)	138
Cooling (549 Normal)				540	(195)	735

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $9.8 million, or 1.1%, when compared to the third quarter of 2012. The most significant factors that caused a change in revenues were:

•
Wisconsin net retail pricing increases of $31.8 million ($48.7 million less $16.9 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Section 1603 bill credits and the rate order in the 2013 rate case, see Results of Operations -- Three Months Ended September 30, 2013 -- Section 1603 Renewable Energy Treasury Grant and Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters, respectively.

•	A return to more normal weather in the third quarter of 2013 as compared to the same period in 2012 that decreased electric revenues by an estimated $31.9 million.

•	A $27.6 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A $7.4 million decrease in wholesale revenues in the third quarter of 2013 primarily due to reduced demand revenue as compared to the same period in 2012.

•
A $6.2 million decrease in other operating revenues, primarily driven by the amortization of $8.0 million in 2012 related to the settlement with the DOE. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- 2012 Fuel Recovery Request.

As measured by cooling degree days, the third quarter of 2013 was 26.5% cooler than the same period in 2012 and 1.6% cooler than normal. We believe the cooler weather was the primary reason for the 8.9% decrease in residential sales. Sales to large commercial/industrial customers decreased by 6.4%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.5%.

The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

September 2013	23	Wisconsin Energy Corporation

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs increased by $2.7 million, or 0.8%, when compared to the third quarter of 2012. This increase was primarily caused by a 4.5% increase in total MWh sales, partially offset by lower costs as compared to the third quarter of 2012.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2013 with the third quarter of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $3.9 million, or 3.3%, and cost of gas sold increased by $6.1 million, or 11.0%, due to an increase in the commodity cost of natural gas.

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$120.6	$3.9	$116.7
Cost of Gas Sold	61.6	(6.1)	55.5
Gross Margin	$59.0	$(2.2)	$61.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2013 with the third quarter of 2012:

	Three Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$37.4	$(0.5)	$37.9	47.2	1.0	46.2
Commercial/Industrial	9.4	(0.8)	10.2	33.3	0.2	33.1
Interruptible	0.3	—	0.3	2.8	0.5	2.3
Total Retail	47.1	(1.3)	48.4	83.3	1.7	81.6
Transported Gas	10.9	(0.9)	11.8	236.0	(33.7)	269.7
Other	1.0	—	1.0	—	—	—
Total	$59.0	$(2.2)	$61.2	319.3	(32.0)	351.3

Weather -- Degree Days (a)
Heating (124 Normal)				130	(8)	138

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin decreased by $2.2 million, or approximately 3.6%, when compared to the third quarter of 2012. Gas margins were reduced by approximately $2.4 million because of lower gas rates that became effective January 1, 2013.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $25.4 million, or approximately 7.6%, when compared to the third quarter of 2012. This increase was primarily driven by the reinstatement of $37.0 million of regulatory

September 2013	24	Wisconsin Energy Corporation

Form 10-Q

amortizations, offset in part by a $8.2 million reduction in bad debt expense related to our natural gas customers and continued cost control efforts across the utility.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $5.2 million, or approximately 7.0%, when compared to the third quarter of 2012 primarily because of an overall increase in utility plant in service. The emission control equipment for units 7 and 8 of the Oak Creek Air Quality Control System (AQCS) project went into service in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Section 1603 Renewable Energy Treasury Grant

We expect to receive a treasury grant of approximately $72 million related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW took this grant into consideration when it set rates for our electric customers for the two years ending December 31, 2014. These rates became effective on January 1, 2013 and are reflected in the form of bill credits that reduce our revenues. We expect to recognize the treasury grant as income in the fourth quarter of 2013 when the plant is expected to be placed into service. At that time, we will also defer as a regulatory liability, the portion of the grant income that will be used to reduce rates in 2014. For the first three quarters of 2013, we experienced a mismatch between bill credits (lower revenues) and grant income. However, when the plant is placed into service in the fourth quarter, we will make an entry to record grant income to match the bill credits that have been provided to customers during 2013. If we recorded grant income to match the credits provided to customers, we estimate that the earnings in the first, second and third quarters would have been approximately $0.03 per share higher in each quarter.

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

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Operating Revenues	$114.2	$1.6	$112.6
Operation and Maintenance Expense	4.2	0.1	4.3
Depreciation Expense	16.8	—	16.8
Operating Income	$93.2	$1.7	$91.5

Non-utility energy segment operating income increased by $1.7 million, or approximately 1.9%, when compared to the third quarter of 2012. The increase in operating revenues is primarily related to the final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

September 2013	25	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$5.2	$(3.7)	$8.9
Other, net	(0.1)	(0.2)	0.1
Other Income, net	$5.1	$(3.9)	$9.0

Other income, net decreased by $3.9 million, or approximately 43.3%, when compared to the third quarter of 2012. The decrease in AFUDC - Equity is primarily related to units 7 and 8 of the Oak Creek AQCS project going into service in September 2012.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$64.6	$0.4	$65.0
Less: Capitalized Interest	2.6	(1.5)	4.1
Interest Expense, net	$62.0	$(1.1)	$60.9

Our gross interest costs decreased by $0.4 million, or approximately 0.6%, when compared to the third quarter of 2012. Our capitalized interest decreased by $1.5 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $1.1 million, or 1.8%, as compared to the third quarter of 2012.

CONSOLIDATED INCOME TAX EXPENSE

For the third quarter of 2013, our effective tax rate applicable to continuing operations was 37.0% compared to 36.5% for the third quarter of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K.

September 2013	26	Wisconsin Energy Corporation

Form 10-Q

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2013

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first nine months of 2013 with the first nine months of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$536.1	$2.9	$533.2
Non-Utility Energy Segment	276.4	6.2	270.2
Corporate and Other	(4.0)	0.5	(4.5)
Total Operating Income	808.5	9.6	798.9
Equity in Earnings of Transmission Affiliate	51.0	2.1	48.9
Other Income, net	15.3	(18.3)	33.6
Interest Expense, net	190.3	(9.0)	181.3
Income Before Income Taxes	684.5	(15.6)	700.1
Income Tax Expense	251.4	1.2	252.6
Net Income	$433.1	$(14.4)	$447.5
Diluted Earnings Per Share	$1.88	$(0.04)	$1.92

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $536.1 million of operating income during the first nine months of 2013, an increase of $2.9 million, or 0.5%, compared with the first nine months of 2012. The following table summarizes the operating income of this segment between the comparative periods:

	Nine Months Ended September 30
Utility Energy Segment	2013	B (W)	2012
	(Millions of Dollars)
Operating Revenues
Electric	$2,516.5	$65.4	$2,451.1
Gas	751.6	95.3	656.3
Other	28.6	3.8	24.8
Total Operating Revenues	3,296.7	164.5	3,132.2
Operating Expenses
Fuel and Purchased Power	890.1	(37.3)	852.8
Cost of Gas Sold	446.9	(78.9)	368.0
Other Operation and Maintenance	1,097.7	(28.7)	1,069.0
Depreciation and Amortization	238.2	(19.4)	218.8
Property and Revenue Taxes	87.7	2.7	90.4
Total Operating Expenses	2,760.6	(161.6)	2,599.0
Operating Income	$536.1	$2.9	$533.2

September 2013	27	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2013 with the first nine months of 2012:

	Nine Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$913.1	$21.4	$891.7	6,103.6	(250.4)	6,354.0
Small Commercial/Industrial	798.0	18.9	779.1	6,700.1	(77.2)	6,777.3
Large Commercial/Industrial	566.4	(2.6)	569.0	6,885.6	(454.1)	7,339.7
Other - Retail	17.0	0.4	16.6	109.6	(1.6)	111.2
Total Retail	2,294.5	38.1	2,256.4	19,798.9	(783.3)	20,582.2
Wholesale - Other	109.3	(3.0)	112.3	1,444.7	331.6	1,113.1
Resale - Utilities	91.5	48.3	43.2	2,880.9	1,488.8	1,392.1
Other Operating Revenues	21.2	(18.0)	39.2	—	—	—
Total	$2,516.5	$65.4	$2,451.1	24,124.5	1,037.1	23,087.4

Weather -- Degree Days (a)
Heating (4,316 Normal)				4,630	1,117	3,513
Cooling (720 Normal)				678	(363)	1,041

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $65.4 million, or 2.7%, when compared to the first nine months of 2012. The most significant factors that caused a change in revenues were:

•	Wisconsin net retail pricing increases of $87.9 million ($134.8 million less $46.9 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case.

•	A $48.3 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A return to more normal weather as compared to the prior year that decreased electric revenues by an estimated $38.4 million.

•	A $18.0 million decrease in other operating revenues, primarily driven by the amortization of $21.8 million in 2012 related to the settlement with the DOE.

As measured by cooling degree days, the first nine months of 2013 were 34.9% cooler than the same period in 2012 and 5.8% cooler than normal. Residential sales decreased by 3.9%, primarily because of weather. Sales to large commercial/industrial customers decreased by 6.2%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.7%. Wholesale - Other sales increased by 29.8% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $37.3 million, or 4.4%, when compared to the first nine months of 2012. This increase was primarily caused by a 4.5% increase in total MWh sales.

September 2013	28	Wisconsin Energy Corporation

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2013 with the first nine months of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $95.3 million, or 14.5%, and cost of gas sold increased by $78.9 million, or 21.4%, due to cooler weather and an increase in the commodity cost of natural gas.

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$751.6	$95.3	$656.3
Cost of Gas Sold	446.9	(78.9)	368.0
Gross Margin	$304.7	$16.4	$288.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2013 with the first nine months of 2012:

	Nine Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$196.0	$11.5	$184.5	567.8	130.9	436.9
Commercial/Industrial	65.5	6.1	59.4	332.2	78.0	254.2
Interruptible	1.3	0.1	1.2	12.9	3.0	9.9
Total Retail	262.8	17.7	245.1	912.9	211.9	701.0
Transported Gas	37.4	(1.2)	38.6	777.7	(99.2)	876.9
Other	4.5	(0.1)	4.6	—	—	—
Total	$304.7	$16.4	$288.3	1,690.6	112.7	1,577.9

Weather -- Degree Days (a)
Heating (4,316 Normal)				4,630	1,117	3,513

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $16.4 million, or approximately 5.7%, when compared to the first nine months of 2012. This increase primarily relates to an increase in sales volumes as a result of cooler weather during the first nine months of 2013 that increased heating loads. We estimate that weather increased gas margins by approximately $40.4 million. As measured by heating degree days, the first nine months of 2013 were 31.8% cooler than the same period in 2012 and 7.3% cooler than normal. Gas margins were reduced by approximately $28.4 million because of lower gas rates that became effective January 1, 2013.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $28.7 million, or approximately 2.7%, when compared to the first nine months of 2012. This increase was primarily driven by the reinstatement of $111.0 million of regulatory amortizations, offset in part by a $35.1 million reduction in bad debt expense related to our natural gas customers and continued cost control efforts across the utility.

September 2013	29	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $19.4 million, or approximately 8.9%, when compared to the first nine months of 2012 primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012, and for units 7 and 8 in September 2012.

Section 1603 Renewable Energy Treasury Grant

For a discussion of the impact of the Section 1603 renewable energy treasury grant on our results of operations, see Results of Operations -- Three Months Ended September 30, 2013 -- Section 1603 Renewable Energy Treasury Grant.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

This segment reflects the lease revenues associated with PWGS 1, PWGS 2, OC 1 and OC 2, as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Operating Revenues	$337.3	$5.1	$332.2
Operation and Maintenance Expense	10.6	1.1	11.7
Depreciation Expense	50.3	—	50.3
Operating Income	$276.4	$6.2	$270.2

Non-utility energy segment operating income increased by $6.2 million, or approximately 2.3%, when compared to the first nine months of 2012. The increase in operating revenues is primarily related to the final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

CONSOLIDATED OTHER INCOME, NET

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$14.1	$(17.6)	$31.7
Other, net	1.2	(0.7)	1.9
Other Income, net	$15.3	$(18.3)	$33.6

Other income, net decreased by $18.3 million, or approximately 54.5%, when compared to the first nine months of 2012. The decrease in AFUDC - Equity is primarily related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

September 2013	30	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INTEREST EXPENSE, NET

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$197.4	$(2.0)	$195.4
Less: Capitalized Interest	7.1	(7.0)	14.1
Interest Expense, net	$190.3	$(9.0)	$181.3

Our gross interest costs increased by $2.0 million, or approximately 1.0%, when compared to the first nine months of 2012. Our capitalized interest decreased by $7.0 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $9.0 million, or 5.0%, as compared to the first nine months of 2012.

CONSOLIDATED INCOME TAX EXPENSE

For the first nine months of 2013, our effective tax rate applicable to continuing operations was 36.7% compared to 36.1% for the first nine months of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K. We expect our 2013 annual effective tax rate to be between 36% and 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the nine months ended September 30:

	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$1,050.3	$992.4
Investing Activities	$(544.8)	$(491.4)
Financing Activities	$(522.6)	$(502.1)

Operating Activities

Cash provided by operating activities increased by $57.9 million during the first nine months of 2013 as compared to the same period in 2012. The increase is primarily because of lower contributions to our benefit plans. During the first nine months of 2013, we made no contributions to our benefit plans, compared to contributions of $100 million during the first nine months of 2012. In addition, we had higher depreciation expense and higher amortization expense. Included in the higher amortization expense is a $64.7 million increase in the amortization of regulatory items. Partially offsetting these items are lower net income and higher working capital requirements.

Investing Activities

Cash used in investing activities increased by $53.4 million during the first nine months of 2013 as compared to the same period in 2012. Our change in restricted cash decreased by $33.3 million which is related to the 2012 release of restricted cash through bill credits and reimbursements of costs associated with the DOE settlement. Our capital expenditures increased by $20.2 million during the first nine months of 2013 as compared to the same period in 2012, primarily because of the increase in spending on upgrades to our utility infrastructure.

September 2013	31	Wisconsin Energy Corporation

Form 10-Q

Financing Activities

Cash used in financing activities increased by $20.5 million during the first nine months of 2013 as compared to the same period in 2012. During the first nine months of 2013, we retired $345.9 million more of long-term debt as compared to the same period in 2012. In addition, Wisconsin Electric issued $250 million of long-term debt in June 2013. The net proceeds of the debt issuance were used to repay short-term debt and for other corporate purposes. During the first nine months of 2013, we repurchased $103.0 million of common stock under our May 2011 share repurchase program and another $84.9 million of common stock to fulfill exercised stock options and restricted stock awards, compared to $14.0 million and $91.0 million, respectively, during the same period in 2012. Our dividends paid on common stock increased by $34.9 million in the first nine months of 2013 as compared to the same period last year, as a result of increases in the quarterly common stock dividend of 13.3% and 12.5% in the first quarter and third quarter, respectively. These factors were partially offset by a decrease in the amount of short-term debt we repaid in 2013. During the first nine months, repayment of short-term debt was $183.9 million lower in 2013 as compared to the same period in 2012.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of September 30, 2013, our current liabilities exceeded our current assets by approximately $53.0 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

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

As of September 30, 2013, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $361.8 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first nine months of 2013, our maximum commercial paper outstanding was $594.5 million with a weighted-average interest rate of 0.26%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of September 30, 2013:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$0.1	$399.9	December 2017
Wisconsin Electric	$500.0	$6.1	$493.9	December 2017
Wisconsin Gas	$350.0	$—	$350.0	December 2017

September 2013	32	Wisconsin Energy Corporation

Form 10-Q

The following table shows our capitalization structure as of September 30, 2013, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes due 2067 (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,198.1	$4,448.1
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,741.9	4,491.9
Short-Term Debt	361.8	361.8
Total Capitalization	$9,332.2	$9,332.2

Total Debt	$5,103.7	$4,853.7

Ratio of Debt to Total Capitalization	54.7%	52.0%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of September 30, 2013 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2013, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

September 2013	33	Wisconsin Energy Corporation

Form 10-Q

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

Common Stock Matters:   On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through the end of 2013. We expect funds for the repurchases will continue to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through September 30, 2013, we have acquired approximately 7.1 million shares in the open market at a cost of $254.8 million pursuant to this program. For additional information regarding the share repurchases, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds in this report.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $22.4 billion as of September 30, 2013 compared with $23.1 billion as of December 31, 2012.

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

September 2013	34	Wisconsin Energy Corporation

Form 10-Q

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

2014 Fuel Recovery Request:   On July 30, 2013, Wisconsin Electric filed its 2014 fuel plan with the PSCW requesting authority to refund Wisconsin retail electric customers approximately $30 million in the form of a fuel credit related to a reduction in delivered coal costs. We anticipate an order from the PSCW by the end of the year.

2012 Fuel Recovery Request:   In August 2011, Wisconsin Electric filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase were projected higher coal, coal transportation and purchased power costs. In January 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills. In March of this year, Wisconsin Electric filed their annual fuel reconciliation for the 2012 fuel recovery request. The reconciliation was approved by the PSCW and we received the written order on July 31, 2013.

September 2013	35	Wisconsin Energy Corporation

Form 10-Q

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced in June 2011. We currently expect to invest $269.5 million, excluding AFUDC, in the plant. We are targeting completion of the facility by the end of 2013.

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

Restructuring in Michigan:   Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Sales to these customers, including the mines, totaled 2,173.6 GWh, or 7.6% of our retail electric sales for the year ended December 31, 2012. We do not expect the loss of the mines or the other customers to have a material impact on our consolidated results of operations in 2013. Previously, the owner of the mines announced that they would shut down the Empire mine by the end of 2014 or beginning of 2015.

Before implementation of steps to mitigate the loss of these sales, we estimate that the impact of these losses in 2014 would be approximately $50 million to $54 million before income taxes. We have taken, and will continue to take, multiple steps to mitigate these losses for 2014 and going forward.

We filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP). On October 16, 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan. As a result, we are eligible for system support resource (SSR) payments from MISO to recover costs for operating the units, and we will be working with MISO to determine the amount of the SSR payments. We expect to become eligible to receive SSR payments in February of 2014. Depending on the level of operating and maintenance expenses included in these payments and the degree to which costs for new capital investments and carrying costs for previous capital investments are reflected, these payments could range from $35 million to $82 million on an annualized basis.

September 2013	36	Wisconsin Energy Corporation

Form 10-Q

Wisconsin Electric filed an application with the MPSC requesting authority to defer all fixed production costs that would have been recovered from the customers who switched to an alternative electric supplier. In August 2013, the MPSC issued an order approving the deferral of costs allocable to our remaining Michigan retail customers. On September 30, 2013, we filed a petition for re-hearing with the MPSC requesting reconsideration of its deferral order. Our ability to collect the deferred costs will be determined in a subsequent rate proceeding.

Wisconsin Electric files bi-annual retail rate cases in Wisconsin. Our next electric rate case in Wisconsin is for rates to be implemented in January 2015. Wholesale electric rates are set under FERC formula cost-based rates and are adjusted annually. We believe that prudently incurred utility costs will be recovered in future Wisconsin retail rate cases and FERC filings.

Although the financial impact in future periods is uncertain, we expect that our net financial exposure will be immaterial if the mitigation efforts outlined above are successful.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard:   In June 2010, the EPA issued a new 1 hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard that became effective in August 2010. This standard represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since advised that, based on stakeholder input, it is revisiting this implementation guidance. The EPA has issued two technical assistance documents for comment in 2013, and expects to issue a rule in 2014 that will establish requirements for characterizing SO2 air quality in priority areas.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

If the new standard remains in place, we do not believe that we will need to make any significant additional expenditure at the majority of our generating units because of prior investments in pollution control equipment. However, if the new standard does remain in place we believe that additional environmental controls will be required at PIPP located in the Upper Peninsula of Michigan. In November of 2012 we entered into a joint venture agreement with Wolverine Power Supply Cooperative, Inc. (Wolverine) whereby Wolverine would pay for the installation of the air quality control systems at PIPP and receive a minority undivided ownership interest in the plant in return.
However, in light of the recent loss of retail electric customers in Michigan due to that state’s alternative electric supplier program (see Restructuring in Michigan under Electric Transmission and Energy Markets) we are re-evaluating options related to the ownership and operation of PIPP including different alternatives for the joint venture with Wolverine. At the same time, we are analyzing several environmental compliance options at PIPP.

The new standard may also require us to make modifications at some of our smaller generation units.

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final Mercury and Air Toxics Standard (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only PIPP will require modifications, and are currently evaluating several available options for PIPP to comply with MATS. If the joint venture with Wolverine moves forward we expect the modifications to be funded by Wolverine. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the Michigan Department of Environmental Quality (MDEQ).

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

September 2013	37	Wisconsin Energy Corporation

Form 10-Q

rule by the EPA, PIPP may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA petitioned the United States Supreme Court, who agreed to hear the case. A decision is expected in mid-2014.

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

The EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the Clean Air Act. On September 20, 2013, the EPA withdrew its 2012 proposed New Source Performance Standards greenhouse gas emissions rule, and issued new proposed rules with greenhouse gas limits for new fossil fueled power plants. The rule does not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines.

With respect to existing generating units, the EPA has indicated that it intends to issue a proposed rule in June 2014, a final rule by June 2015 and require State Implementation Plans to be submitted by June 30, 2016. Any such regulations may impact how we operate our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in our 2012 Annual Report on Form 10-K.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million excluding AFUDC, and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW on April 26, 2013. The construction air permit for the gas conversion is expected to be issued by the WDNR before the end of the year.

In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas. Construction began on the Lincoln Arthur natural gas main in March 2013.

Water Quality

Steam Electric Effluent Guidelines:   These guidelines regulate waste water discharges from our power plant processes. In June 2013, the EPA issued a proposed rule for comment to modify these guidelines. We submitted comments primarily addressing potential effects to our wastewater treatment facilities and coal combustion residuals effluent management activities. The rules are expected to be finalized by May 2014. After promulgation of the final rules, the WDNR and MDEQ will need to modify state rules accordingly and then incorporate new requirements into our facility permits. The rule compliance deadline is as soon as possible after July 1, 2017 with full compliance expected by July 1, 2022. We already meet many of the proposed requirements defined by EPA, and as a result believe we will be well positioned to comply with the proposed guidelines. There are several available options outlined in the proposed rule. The amount of additional costs we may need to incur to comply with the new guidelines, if any, will depend on which option(s) the EPA selects to incorporate into the final guidelines. Until the rules are finalized, we are unable to determine the impact on our facilities.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2012 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

September 2013	38	Wisconsin Energy Corporation

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

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to Wisconsin Electric on January 7, 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) until a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect that Units 1 and 4 will remain out of service until at least 2014. In addition, we may be subject to fines and penalties. In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order. The WDNR has granted that petition, but a hearing has not yet been scheduled. In addition, in May 2013, the WDNR referred the matter to the Wisconsin Department of Justice (DOJ) for alleged violations of air management statutes and rules.

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

September 2013	39	Wisconsin Energy Corporation

Form 10-Q

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

A June 2012 letter from the WDNR alleged non-compliance with certain environmental regulations. In July 2012, the WDNR referred the matter to the DOJ. On July 8, 2013, the Racine County Circuit Court approved a stipulation and settlement agreement in State of Wisconsin v. Wisconsin Electric Power Company (Racine County Case Number 2013CX000002). As part of the settlement agreement, Wisconsin Electric paid a total of $100,000 to reimburse the state of Wisconsin for its costs in responding to the collapse and for its attorneys' fees, as well as for assessments and penalties. This settlement agreement fully resolves this matter.

In addition, in November 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the Clean Water Act and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, the Sierra Club has not filed suit.

UTILITY RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric and Wisconsin Gas do business.

September 2013	40	Wisconsin Energy Corporation

Form 10-Q

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

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

Michigan has adopted retail choice. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Sales to these customers, including the mines, totaled 2,173.6 GWh, or 7.6% of our retail electric sales for the year ended December 31, 2012. Previously, the owner of the mines announced that they would shut down the Empire mine by the end of 2014 or beginning of 2015. Before implementation of steps to mitigate the loss of these sales, we estimate that the impact of these losses in 2014 would be approximately $50 million to $54 million before income taxes.

FERC continues to support the existing Regional Transmission Organizations (RTO) that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with its existing energy markets.

These market designs have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

September 2013	41	Wisconsin Energy Corporation

Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
July 1 - July 31	920,036	$42.14	920,036	$54.8
August 1 - August 31	201,667	$41.80	201,667	$46.3
September 1 - September 30	24,893	$40.15	24,893	$45.3
Total	1,146,596	$42.04	1,146,596

(a) On May 5, 2011, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock through December 31, 2013.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	First Amendment to Restated Rabbi Trust Agreement (the Non-Qualified Trust Agreement) by and between Wisconsin Energy Corporation and The Northern Trust Company, effective as of July 23, 2013.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2013	42	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	November 1, 2013	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2013	43	Wisconsin Energy Corporation