Form 10-Q
period 2014-03-31
WISCONSIN ENERGY CORP
filed 2014-05-02
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2014):

Common Stock, $.01 Par Value,	225,519,455 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2014

March 2014	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Other Terms and Abbreviations
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
OTC	Over-the-Counter
PTF	Power the Future
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

March 2014	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2014	4	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, dividend payout ratios, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets" or similar terms or variations of these terms.

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber security threats and disruptions to our technology network; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; or collective bargaining agreements with union employees or work stoppages.

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

•
The impact across our service territories of the continued adoption of distributed generation by our electric customers, and our ability to design and implement an appropriate rate structure to mitigate these impacts.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•	Our ability to continue to mitigate the impact of Michigan customers switching to an alternative electric supplier.

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

March 2014	5	Wisconsin Energy Corporation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D) Form 10-Q

the electric and/or gas utility industry; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cyber security threats; the regulatory approval process for new generation and transmission facilities and new pipeline construction; adoption of new, or changes in existing, environmental, federal and state energy, tax and other laws and regulations to which we may become, or are, subject; changes in allocation of energy assistance, including state public benefits funds; changes in the application or enforcement of existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including Federal Energy Regulatory Commission (FERC) matters and Internal Revenue Service and state tax audits and other tax matters.

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

•
The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings, as well as the ability of ATC and the Duke-American Transmission Company to obtain the required approvals for their transmission projects.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2014	6	Wisconsin Energy Corporation

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power, which owns and leases to Wisconsin Electric the new generating capacity included in our Power the Future (PTF) strategy. See Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K for more information on PTF.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2013 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2014	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2014	2013
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,695.0	$1,275.2

Operating Expenses
Fuel and purchased power	318.6	271.0
Cost of gas sold	591.5	270.1
Other operation and maintenance	275.4	288.1
Depreciation and amortization	100.6	95.5
Property and revenue taxes	30.6	29.5
Total Operating Expenses	1,316.7	954.2

Treasury Grant	3.5	—

Operating Income	381.8	321.0

Equity in Earnings of Transmission Affiliate	17.3	16.6
Other Income, net	1.1	4.4
Interest Expense, net	62.3	65.0

Income Before Income Taxes	337.9	277.0

Income Tax Expense	130.3	100.4

Net Income	$207.6	$176.6

Earnings Per Share
Basic	$0.92	$0.77
Diluted	$0.91	$0.76

Weighted Average Common Shares Outstanding (Millions)
Basic	225.8	228.9
Diluted	227.7	231.2

Dividends Per Share of Common Stock	$0.39	$0.34

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2014	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$15,043.7	$14,966.3
Accumulated depreciation	(4,323.8)	(4,257.1)
	10,719.9	10,709.2
Construction work in progress	175.4	149.6
Leased facilities, net	46.4	47.8
Net Property, Plant and Equipment	10,941.7	10,906.6
Investments
Equity investment in transmission affiliate	409.6	402.7
Other	35.8	36.1
Total Investments	445.4	438.8
Current Assets
Cash and cash equivalents	27.6	26.0
Accounts receivable, net	605.8	406.0
Accrued revenues	289.2	321.1
Materials, supplies and inventories	234.9	329.4
Current deferred tax asset, net	261.4	310.0
Prepayments and other	126.1	158.6
Total Current Assets	1,545.0	1,551.1
Deferred Charges and Other Assets
Regulatory assets	1,098.0	1,108.5
Goodwill	441.9	441.9
Other	328.8	322.5
Total Deferred Charges and Other Assets	1,868.7	1,872.9
Total Assets	$14,800.8	$14,769.4

Capitalization and Liabilities
Capitalization
Common equity	$4,322.0	$4,233.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,348.8	4,363.2
Total Capitalization	8,701.2	8,626.6
Current Liabilities
Long-term debt due currently	343.8	342.2
Short-term debt	422.2	537.4
Accounts payable	435.0	342.6
Accrued payroll and benefits	73.3	96.9
Other	150.3	177.3
Total Current Liabilities	1,424.6	1,496.4
Deferred Credits and Other Liabilities
Regulatory liabilities	874.4	879.1
Deferred income taxes - long-term	2,699.0	2,634.0
Deferred revenue, net	651.9	664.2
Pension and other benefit obligations	169.5	173.2
Other	280.2	295.9
Total Deferred Credits and Other Liabilities	4,675.0	4,646.4
Total Capitalization and Liabilities	$14,800.8	$14,769.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2014	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2014	2013
	(Millions of Dollars)
Operating Activities
Net income	$207.6	$176.6
Reconciliation to cash
Depreciation and amortization	103.7	98.2
Deferred income taxes and investment tax credits, net	111.6	101.8
Change in - Accounts receivable and accrued revenues	(184.8)	(84.3)
Inventories	94.5	93.9
Other current assets	28.9	28.2
Accounts payable	94.7	(104.5)
Accrued income taxes, net	1.4	(12.8)
Other current liabilities	(33.5)	35.6
Other, net	(39.0)	(2.4)
Cash Provided by Operating Activities	385.1	330.3

Investing Activities
Capital expenditures	(129.2)	(133.6)
Investment in transmission affiliate	(3.9)	(1.3)
Other, net	(6.0)	(10.4)
Cash Used in Investing Activities	(139.1)	(145.3)

Financing Activities
Exercise of stock options	15.2	27.3
Purchase of common stock	(52.6)	(66.5)
Dividends paid on common stock	(88.1)	(77.8)
Retirement of long-term debt	(8.9)	(8.5)
Change in short-term debt	(115.2)	(77.9)
Other, net	5.2	7.5
Cash Used in Financing Activities	(244.4)	(195.9)

Change in Cash and Cash Equivalents	1.6	(10.9)

Cash and Cash Equivalents at Beginning of Period	26.0	35.6

Cash and Cash Equivalents at End of Period	$27.6	$24.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2014	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2013 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year 2014 because of seasonal and other factors.

Reclassifications and Adjustments:  For the three months ended March 31, 2014, we have presented the tax effect of net operating loss carryforwards within deferred income taxes and investment tax credits, net on the consolidated condensed cash flows. For the three months ended March 31, 2013, $59.0 million representing the tax effect of net operating loss carryforwards were included in accrued income taxes, net. This $59.0 million amount has been adjusted in the consolidated condensed cash flows as of March 31, 2013 to conform to the March 31, 2014 presentation. For additional information related to our deferred tax assets, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K.

2 -- COMMON EQUITY

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors (Compensation Committee):

	2014	2013

Non-qualified stock options granted year to date	899,500	1,418,560

Estimated fair value per non-qualified stock option	$4.18	$3.45

Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 3.0%	0.1% - 1.9%
Dividend yield	3.8%	3.7%
Expected volatility	18.0%	18.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.8	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

March 2014	11	Wisconsin Energy Corporation

Form 10-Q

The following is a summary of our stock option activity for the three months ended March 31, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2014	8,089,710	$26.84
Granted	899,500	$41.03
Exercised	(705,831)	$30.47
Forfeited	(6,385)	$36.55
Outstanding as of March 31, 2014	8,276,994	$28.82	5.8	$146.7

Exercisable as of March 31, 2014	5,337,979	$23.80	4.1	$121.5

The intrinsic value of options exercised was $15.3 million and $24.4 million for the three months ended March 31, 2014, and 2013, respectively. Cash received from options exercised was $15.2 million and $27.3 million for the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $6.1 million and $9.7 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the first quarter of 2014.

The following table summarizes information about stock options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$17.10 to $21.11	1,724,864	$20.65	4.0	1,724,864	$20.65	4.0
$23.88 to $29.35	3,404,195	$24.68	4.0	3,404,195	$24.68	4.0
$34.87 to $41.03	3,147,935	$37.78	8.8	208,920	$35.39	7.9
	8,276,994	$28.82	5.8	5,337,979	$23.80	4.1

The following table summarizes information about our non-vested options during the three months ended March 31, 2014:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2014	2,380,790	$3.38
Granted	899,500	$4.18
Vested	(334,890)	$3.20
Forfeited	(6,385)	$3.41
Non-vested as of March 31, 2014	2,939,015	$3.65

As of March 31, 2014, total compensation costs related to non-vested stock options not yet recognized was approximately $4.8 million, which is expected to be recognized over the next 21 months on a weighted-average basis.

March 2014	12	Wisconsin Energy Corporation

Form 10-Q

Restricted Shares:   The following restricted stock activity occurred during the three months ended March 31, 2014:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2014	150,698
Granted	71,504	$40.96
Released	(63,509)	$33.02
Forfeited	(1,098)	$38.04
Outstanding as of March 31, 2014	157,595

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.7 million and $3.2 million for the three months ended March 31, 2014, and 2013, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $1.0 million and $1.1 million for the three months ended March 31, 2014, and 2013, respectively.

As of March 31, 2014, total compensation cost related to restricted stock not yet recognized was approximately $4.8 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

Performance Units:   In January 2014 and 2013, the Compensation Committee granted 233,735 and 239,120 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2013 and 2012 vested and were settled during the first quarter of 2014 and 2013, and had a total intrinsic value of $14.8 million and $19.3 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $5.3 million and $7.0 million, respectively. As of March 31, 2014, total compensation cost related to performance units not yet recognized was approximately $21.8 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its non-utility subsidiary, We Power, and its utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2013 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Repurchase Program:   In December 2013, our Board of Directors authorized a share repurchase program that allows us to purchase up to $300 million of our common stock through open market purchases or privately negotiated transactions from January 1, 2014 through the end of 2017. The previous share repurchase program authorized by our Board of Directors expired at the end of 2013. Through March 31, 2014, we have repurchased $18.6 million of our common stock pursuant to the new program at an average cost of $43.66 per share. The share repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. In addition, through our independent agents, we purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company in the following periods:

March 2014	13	Wisconsin Energy Corporation

Form 10-Q

	Three Months Ended March 31
	2014		2013
	Shares	Cost	Shares	Cost
	(In Millions)

Under share repurchase programs	0.4	$18.6	0.3	$11.1
To fulfill exercised stock options and restricted stock awards	0.8	34.0	1.4	55.4
Total	1.2	$52.6	1.7	$66.5

3 -- FAIR VALUE MEASUREMENTS

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

March 2014	14	Wisconsin Energy Corporation

Form 10-Q

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$3.6	$3.9	$1.7	$9.2
Total	$3.6	$3.9	$1.7	$9.2
Liabilities:
Derivatives	$—	$0.1	$—	$0.1
Total	$—	$0.1	$—	$0.1

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$5.7	$2.6	$3.5	$11.8
Total	$5.7	$2.6	$3.5	$11.8
Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2014	2013
	(Millions of Dollars)

Balance as of January 1	$3.5	$4.7
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(1.8)	(3.1)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$1.7	$1.6

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

March 2014	15	Wisconsin Energy Corporation

Form 10-Q

Derivative instruments reflected in Level 3 of the hierarchy include MISO Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 4 -- Derivative Instruments, for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2014		December 31, 2013
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$25.4	$30.4	$26.0
Long-term debt, including current portion	$4,617.8	$4,954.2	$4,626.7	$4,911.8

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

4 -- DERIVATIVE INSTRUMENTS

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2014, we recognized $0.1 million in regulatory assets and $8.5 million in regulatory liabilities related to derivatives in comparison to $0.3 million in regulatory assets and $9.6 million in regulatory liabilities as of December 31, 2013.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. As of March 31, 2014, none of our derivative assets or derivative liabilities were considered long-term. Our Consolidated Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 include:

	March 31, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$6.1	$—	$5.6	$0.1
Fuel Oil	0.1	—	0.6	—
FTRs	1.7	—	3.5	—
Coal	1.3	0.1	2.1	0.2
Total	$9.2	$0.1	$11.8	$0.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations

March 2014	16	Wisconsin Energy Corporation

Form 10-Q

and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	14.9 million Dth	$7.6	18.8 million Dth	$(6.5)
Fuel Oil	2.0 million gallons	0.2	1.6 million gallons	0.1
FTRs	5.7 million MWh	7.0	5.8 million MWh	0.9
Total		$14.8		$(5.5)

As of March 31, 2014 and December 31, 2013, we posted no collateral in our margin accounts.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$9.2	$0.1	$11.8	$0.3
Gross Amount Not Offset on Balance Sheet (a)	—	—	—	—
Net Amount	$9.2	$0.1	$11.8	$0.3

(a)	Gross Amount Not Offset on Balance Sheet includes no cash collateral posted as of March 31, 2014 and December 31, 2013.

March 2014	17	Wisconsin Energy Corporation

Form 10-Q

5 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs		OPEB Costs
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.7	$4.2	$2.2	$2.7
Interest cost	17.1	15.1	4.5	3.9
Expected return on plan assets	(24.7)	(24.0)	(5.9)	(5.3)
Amortization of:
Prior service cost (credit)	0.5	0.6	(0.5)	(0.5)
Actuarial loss	9.1	13.6	0.2	0.9
Net Periodic Benefit Cost	$4.7	$9.5	$0.5	$1.7

We made no contributions to our qualified benefit plans during the first three months of 2014 and 2013. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $4.2 million as of March 31, 2014 and December 31, 2013.

March 2014	18	Wisconsin Energy Corporation

Form 10-Q

6 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
March 31, 2014
Operating Revenues (b)	$1,682.1	$108.3	$0.3	$(95.7)	$1,695.0
Other Operation and Maintenance	$367.6	$1.2	$1.2	$(94.6)	$275.4
Depreciation and Amortization	$83.6	$16.9	$0.1	$—	$100.6
Operating Income (Loss)	$292.7	$90.2	$(1.1)	$—	$381.8
Equity in Earnings of Unconsolidated Affiliates	$17.3	$—	$—	$—	$17.3
Interest Expense, Net	$34.0	$16.3	$12.2	$(0.2)	$62.3
Income Tax Expense (Benefit)	$107.4	$30.0	$(7.1)	$—	$130.3
Net Income (Loss)	$169.4	$44.1	$207.5	$(213.4)	$207.6
Capital Expenditures	$120.7	$5.1	$3.4	$—	$129.2

March 31, 2013
Operating Revenues (b)	$1,261.5	$109.8	$0.3	$(96.4)	$1,275.2
Other Operation and Maintenance	$380.6	$1.5	$1.0	$(95.0)	$288.1
Depreciation and Amortization	$78.6	$16.7	$0.2	$—	$95.5
Operating Income (Loss)	$230.6	$91.6	$(1.2)	$—	$321.0
Equity in Earnings of Unconsolidated Affiliates	$16.6	$—	$0.1	$—	$16.7
Interest Expense, Net	$35.9	$16.5	$12.8	$(0.2)	$65.0
Income Tax Expense (Benefit)	$77.4	$30.5	$(7.5)	$—	$100.4
Net Income (Loss)	$138.0	$44.6	$176.6	$(182.6)	$176.6
Capital Expenditures	$130.9	$2.1	$0.6	$—	$133.6

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

7 -- VARIABLE INTEREST ENTITIES

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

We have identified a purchased power agreement which represents a variable interest. This agreement is for 236 MW of firm capacity from a gas-fired cogeneration facility and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately eight years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other

March 2014	19	Wisconsin Energy Corporation

Form 10-Q

factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $205.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the three months ended March 31, 2014 and 2013 were $13.4 million and $12.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

8 -- COMMITMENTS AND CONTINGENCIES

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $19 million to $56 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2014, we have established reserves of $36.9 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant, we agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp., in connection with the sale of our interest in Edgewater Generating Unit 5.

9 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2014, we paid $21.2 million in interest, net of amounts capitalized, and paid $10.0 million in income taxes, net of refunds. During the three months ended March 31, 2013, we paid $21.7 million in interest, net of amounts capitalized, and paid $2.0 million in income taxes, net of refunds.

As of March 31, 2014 and 2013, the amount of accounts payable related to capital expenditures was $2.4 million and $8.9 million, respectively.

During the three months ended March 31, 2014 and 2013, total amortization of deferred revenue was $13.9 million and $14.9 million, respectively.

During the three months ended March 31, 2014 and 2013, our equity in earnings from ATC was $17.3 million and $16.6 million, respectively. During the three months ended March 31, 2014 and 2013, distributions received from ATC were $14.3 million and $13.3 million, respectively.

March 2014	20	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2014

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first quarter of 2014 with the first quarter of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	2014	B (W)	2013
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$292.7	$62.1	$230.6
Non-Utility Energy Segment	90.2	(1.4)	91.6
Corporate and Other	(1.1)	0.1	(1.2)
Total Operating Income	381.8	60.8	321.0
Equity in Earnings of Transmission Affiliate	17.3	0.7	16.6
Other Income, net	1.1	(3.3)	4.4
Interest Expense, net	62.3	2.7	65.0
Income Before Income Taxes	337.9	60.9	277.0
Income Tax Expense	130.3	(29.9)	100.4
Net Income	$207.6	$31.0	$176.6
Diluted Earnings Per Share	$0.91	$0.15	$0.76

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $292.7 million of operating income during the first quarter of 2014, an increase of $62.1 million, or 26.9%, compared with the first quarter of 2013. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended March 31
Utility Energy Segment	2014	B (W)	2013
	(Millions of Dollars)
Operating Revenues
Electric	$885.8	$73.5	$812.3
Gas	778.0	344.0	434.0
Other	18.3	3.1	15.2
Total Operating Revenues	1,682.1	420.6	1,261.5
Operating Expenses
Fuel and Purchased Power	319.9	(47.6)	272.3
Cost of Gas Sold	591.5	(321.4)	270.1
Other Operation and Maintenance	367.6	13.0	380.6
Depreciation and Amortization	83.6	(5.0)	78.6
Property and Revenue Taxes	30.3	(1.0)	29.3
Total Operating Expenses	1,392.9	(362.0)	1,030.9
Treasury Grant	3.5	3.5	—
Operating Income	$292.7	$62.1	$230.6

March 2014	21	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2014 with the first quarter of 2013:

	Electric Revenues			MWh Sales
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$319.2	$16.0	$303.2	2,162.6	118.1	2,044.5
Small Commercial/Industrial	260.0	6.1	253.9	2,253.2	74.2	2,179.0
Large Commercial/Industrial	151.2	(35.1)	186.3	1,792.9	(554.9)	2,347.8
Other - Retail	6.1	(0.1)	6.2	39.4	(0.1)	39.5
Total Retail	736.5	(13.1)	749.6	6,248.1	(362.7)	6,610.8
Wholesale - Other	40.8	1.3	39.5	604.8	87.8	517.0
Resale - Utilities	91.8	74.5	17.3	1,443.5	883.6	559.9
Other Operating Revenues	15.3	9.4	5.9	—	—	—
Total	884.4	72.1	812.3	8,296.4	608.7	7,687.7
Electric Customer Choice (a)	1.4	1.4	—	601.2	601.2	—
Total, including electric customer choice	$885.8	$73.5	$812.3

Weather -- Degree Days (b)
Heating (3,258 Normal)				4,033	562	3,471

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $73.5 million, or 9.0%, when compared to the first quarter of 2013. The most significant factors that caused a change in revenues were:

•
A $74.5 million increase in sales for resale because of increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program and increased availability of our generating units.

•
A $33.5 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•	Favorable weather increased electric revenues by an estimated $18.0 million.

•
Wisconsin net retail pricing increases of $9.1 million, which are primarily related to our 2013 Wisconsin Rate Case. For information on the the rate order in the 2013 rate case and the 2014 fuel credits, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

•
A $9.4 million increase in other operating revenues, primarily driven by the recognition of $8.7 million related to revenues under the System Support Resource (SSR) agreement with MISO. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the SSR payments.

As measured by heating degree days, the first quarter of 2014 was 16.2% colder than the same period in 2013 and 23.8% colder than normal. We believe the colder winter weather was the primary reason for the 5.8% increase in residential sales. Sales to large commercial/industrial customers decreased by 23.6%, primarily because of the loss of the two iron ore mines in Michigan as retail electric customers. If the sales to the mines in the first quarter of 2013 are excluded, sales to our large commercial/industrial customers decreased 0.5%.

March 2014	22	Wisconsin Energy Corporation

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs increased by $47.6 million, or 17.5%, when compared to the first quarter of 2013. This increase was primarily caused by a 7.9% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices as compared to the first quarter of 2013.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2014 with the first quarter of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $344.0 million, or 79.3%. Cost of gas sold increased by $321.4 million, or 119.0%, because of an 18.8% increase in total retail deliveries and an 84.3% increase in the average cost of delivered gas.

	Three Months Ended March 31
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$778.0	$344.0	$434.0
Cost of Gas Sold	591.5	(321.4)	270.1
Gross Margin	$186.5	$22.6	$163.9

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2014 with the first quarter of 2013:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$119.6	$12.0	$107.6	465.6	63.3	402.3
Commercial/Industrial	48.0	8.5	39.5	273.5	54.1	219.4
Interruptible	0.7	0.1	0.6	7.2	0.7	6.5
Total Retail	168.3	20.6	147.7	746.3	118.1	628.2
Transported Gas	16.2	1.3	14.9	312.3	(4.3)	316.6
Other Operating	2.0	0.7	1.3	—	—	—
Total	$186.5	$22.6	$163.9	1,058.6	113.8	944.8

Weather -- Degree Days (a)
Heating (3,258 Normal)				4,033	562	3,471

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $22.6 million, or approximately 13.8%, when compared to the first quarter of 2013, primarily because of the extremely cold winter weather. As measured by heating degree days, the first quarter of 2014 was 16.2% colder than the same period in 2013 and 23.8% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $13.0 million, or approximately 3.4%, when compared to the first quarter of 2013. This decrease was primarily driven by lower benefit costs.

March 2014	23	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $5.0 million, or approximately 6.4%, when compared to the first quarter of 2013 primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

In December 2013, we filed an application with the United States Treasury for a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) related to the construction of our biomass facility. We recorded a receivable for $82.6 million related to the grant that we expect to receive during 2014. The PSCW anticipated the recognition of this grant as income when it set rates for the two years beginning January 1, 2013. During 2013, we provided bill credits to our Wisconsin electric customers which reflects the grant as income. The bill credits also reflect the tax benefits related to the grant. We are also providing bill credits in 2014.

Treasury Grant income was $3.5 million for the first quarter of 2014 and zero for the same period of 2013. For the first quarter of 2013, we experienced a timing difference between the recognition of bill credits (lower revenues) and grant income. However, when the plant was placed into service in the fourth quarter of 2013, we made an entry to record grant income to match the benefits that had been provided to customers. The grant proceeds that are expected to benefit customers after 2013 are recorded as a regulatory liability.

In addition, the PSCW approved escrow accounting treatment for the Treasury Grant. As a result, we expect to recover any difference between the actual grant proceeds we receive and the estimated grant proceeds used by the PSCW to set electric retail rates for 2013 and 2014.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (Port Washington Generating Station Unit 1, Port Washington Generating Station Unit 2, Oak Creek expansion Unit 1 and Oak Creek expansion Unit 2).

This segment primarily reflects the lease revenues on these units as well as the depreciation expense. Operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Three Months Ended March 31
	2014	B (W)	2013
	(Millions of Dollars)

Operating Revenues	$108.3	$(1.5)	$109.8
Operation and Maintenance Expense	1.2	0.3	1.5
Depreciation Expense	16.9	(0.2)	16.7
Operating Income	$90.2	$(1.4)	$91.6

Non-utility energy segment operating income decreased by $1.4 million, or approximately 1.5%, when compared to the first quarter of 2013. The decrease in operating revenues is primarily related to the one-time entries during 2013 to recognize final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

March 2014	24	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended March 31
	2014	B (W)	2013
	(Millions of Dollars)

AFUDC - Equity	$1.0	$(3.3)	$4.3
Other, net	0.1	—	0.1
Other Income, net	$1.1	$(3.3)	$4.4

Other income, net decreased by $3.3 million, or approximately 75.0%, when compared to the first quarter of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31
	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$62.9	$4.3	$67.2
Less: Capitalized Interest	0.6	(1.6)	2.2
Interest Expense, net	$62.3	$2.7	$65.0

Our gross interest costs decreased by $4.3 million, or approximately 6.4%, when compared to the first quarter of 2013 primarily due to lower debt levels. Our capitalized interest decreased by $1.6 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $2.7 million, or 4.2%, as compared to the first quarter of 2013.

CONSOLIDATED INCOME TAX EXPENSE

For the first quarter of 2014, our effective tax rate applicable to continuing operations was 38.6% compared to 36.2% for the first quarter of 2013. This increase in our effective tax rate was primarily due to reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K. We expect our 2014 annual effective tax rate to be between 37.5% and 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2014	2013
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$385.1	$330.3
Investing Activities	$(139.1)	$(145.3)
Financing Activities	$(244.4)	$(195.9)

March 2014	25	Wisconsin Energy Corporation

Form 10-Q

Operating Activities

Cash provided by operating activities increased by $54.8 million during the first three months of 2014 as compared to the same period in 2013. The increase is primarily because of higher net income, higher deferred income taxes and higher accounts payable. An increase in natural gas costs caused higher accounts payable when compared to the same period last year. The largest offset to these items is an increase in accounts receivable and accrued revenues as a result of colder weather and the increase in natural gas prices.

Investing Activities

Cash used in investing activities decreased by $6.2 million during the first three months of 2014 as compared to the same period in 2013. Our capital expenditures decreased by $4.4 million during the first three months of 2014 as compared to the same period in 2013, primarily because of the completion of the biomass plant in November 2013.

Financing Activities

Cash used in financing activities increased by $48.5 million during the first three months of 2014 as compared to the same period in 2013. During the first three months of 2014, we repaid $37.3 million more short-term debt as compared to the first three months of 2013 because of improved cash flows from operating activities. Our quarterly common stock dividend increased by 12.5% and 2.0% in the third quarter of 2013 and first quarter of 2014, respectively, resulting in an increase of dividends paid on common stock of $10.3 million in the first three months of 2014 as compared to the same period last year. These factors were partially offset by a decrease in repurchases of common stock. During the first three months of 2014, we repurchased $52.6 million of common stock as compared to $66.5 million during during the same period in 2013. See Note 2 -- Common Equity for additional information on share repurchases.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2014 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

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

As of March 31, 2014, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $422.2 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first three months of 2014, our maximum commercial paper outstanding was $537.4 million with a weighted-average interest rate of 0.18%.

March 2014	26	Wisconsin Energy Corporation

Form 10-Q

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2014:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$0.1	$399.9	December 2017
Wisconsin Electric	$500.0	$6.1	$493.9	December 2017
Wisconsin Gas	$350.0	$—	$350.0	December 2017

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our capitalization structure as of March 31, 2014, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes due 2067 (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,322.0	$4,572.0
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,692.6	4,442.6
Short-Term Debt	422.2	422.2
Total Capitalization	$9,467.2	$9,467.2

Total Debt	$5,114.8	$4,864.8

Ratio of Debt to Total Capitalization	54.0%	51.4%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2014 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of March 31, 2014, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

March 2014	27	Wisconsin Energy Corporation

Form 10-Q

In January 2014, Moody's raised the ratings of Wisconsin Energy (senior unsecured to A2 from A3; junior subordinated to A3 from Baa1; commercial paper to P-1 from P-2), Wisconsin Electric (senior unsecured to A1 from A2), Wisconsin Gas (senior unsecured to A1 from A2), Elm Road Generating Station Supercritical, LLC (senior notes to A1 from A2) and Wisconsin Energy Capital Corporation (senior unsecured to A2 from A3). The commercial paper ratings of Wisconsin Electric and Wisconsin Gas remained at P-1. Moody's assigned a stable ratings outlook to each company.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures:   Capital requirements during the remainder of 2014 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems. We estimate that we will spend approximately $711.0 million on consolidated capital expenditures during 2014.

Common Stock Matters:   In December 2013, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock from January 1, 2014 through the end of 2017. Funds for the repurchases are expected to come from internally generated funds and working capital supplemented, if required in the short-term, by the sale of commercial paper. The repurchase program does not obligate Wisconsin Energy to acquire any specific number of shares and may be suspended or terminated by the Board of Directors at any time. Through March 31, 2014, we have acquired approximately 0.4 million shares in the open market at a cost of $18.6 million pursuant to this program. For additional information regarding the share repurchases, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds in this report.

In addition, on January 16, 2014, our Board of Directors increased our quarterly common stock dividend to $0.39 per share, up approximately 2.0%, from $0.3825 per share, effective with the first quarter 2014 dividend payment. This equates to an annual dividend of $1.56 per share.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 7 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.9 billion as of March 31, 2014 compared with $22.2 billion as of December 31, 2013.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2013 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

March 2014	28	Wisconsin Energy Corporation

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

We Power assigned its warranty rights to Wisconsin Electric upon turnover of each of the Oak Creek expansion units. The warranty claim for costs incurred to repair steam turbine corrosion damage identified on both units was scheduled to go to arbitration in October 2013, but we entered into a settlement agreement with Bechtel Power Corporation (Bechtel) in June 2013 resolving the claim, as well as several other warranty claims. This settlement did not have a material impact to our financial statements. Bechtel and Wisconsin Electric resolved an additional warranty claim in April 2014. The parties continue to work through one remaining item.

See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2013 Annual Report on Form 10-K for additional information on PTF.

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

Wisconsin Electric and Wisconsin Gas expect to initiate a rate case filing in the second quarter of 2014 for new electric, gas and steam rates to be effective in January 2015.

2014 Fuel Cost Plan Request:   In July 2013, Wisconsin Electric filed its 2014 fuel cost plan with the PSCW requesting authority to decrease Wisconsin retail electric customers rates approximately $36 million in the form of a fuel credit primarily related to a reduction in delivered coal costs. The plan was approved by the PSCW on December 20, 2013.

Gas Cost Recovery Mechanism:   Our natural gas operations operate under Gas Cost Recovery Mechanisms (GCRMs) as approved by the PSCW. Generally, the GCRMs allow for a dollar for dollar recovery of gas costs. The GCRMs use a modified one for one method that measures commodity purchase costs against a monthly

March 2014	29	Wisconsin Energy Corporation

Form 10-Q

benchmark which includes a 2% tolerance. Costs in excess of this monthly benchmark are subject to additional review by the PSCW before they can be recovered from our customers.

Renewable Energy Portfolio:   Wisconsin Electric constructed a 50 MW biomass facility at Domtar Corporation's Rothschild, Wisconsin paper mill site that went into commercial operation in November 2013. Wood waste and wood shavings are used to produce renewable electricity and will also support Domtar's sustainable papermaking operations. The final cost of completing this project was $269.0 million, excluding AFUDC.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2013 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

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

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier in September 2013. In addition, other smaller retail customers have switched to an alternative electric supplier.

We have taken, and will continue to take, multiple steps to mitigate these impacts. In August 2013, we filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP) located in the Upper Peninsula of Michigan. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan. On January 30, 2014, we entered into an SSR agreement with MISO to recover costs for operating and maintaining the units. The agreement is effective February 1, 2014, has a one year term, and specifies monthly payments to Wisconsin Electric of $4.4 million to cover fixed costs. The agreement also provides for the payment of our variable costs to operate and maintain the plant. MISO filed the SSR agreement with FERC on January 31, 2014, and on April 1, 2014, FERC conditionally accepted the agreement as filed, subject to further review and FERC order. We expect to begin receiving SSR payments from MISO in the second quarter retroactive to the agreement's effective date of February 1, 2014.

We do not expect the loss of these customers to have a material impact on our consolidated results of operations in 2014. Although the financial impact in future periods is uncertain, we expect that successful mitigation efforts and a reasonable regulatory response should make our net financial exposure immaterial.

In addition, we have been evaluating options for the long-term future of PIPP. As part of that process, we issued a request for proposals regarding the potential purchase of PIPP in January 2014. We did not receive any proposals by the March 3, 2014 deadline. Based upon our evaluation and the lack of interest to purchase the plant, on April 15, 2014, we filed a request with MISO to retire PIPP effective October 15, 2014. MISO will need to determine whether the operation of PIPP is necessary for reliability purposes. We expect that MISO will again find that there are limited alternatives to continued operation of the plant at this point. If MISO determines that we need to continue to operate the plant, we would need to enter into a new SSR agreement with MISO, effective October 15, 2014, that would be expected to cover operations for one year.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2013 Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

March 2014	30	Wisconsin Energy Corporation

Form 10-Q

ENVIRONMENTAL MATTERS

Air Quality

National Ambient Air Quality Standards

8-hour Ozone Standards:  In April 2004, the United States Environmental Protection Agency (EPA) designated 10 counties in southeastern Wisconsin as non-attainment areas for the 1997 8-hour ozone ambient air quality standard. The EPA has since redesignated all of these counties to attainment. In 2008, the EPA issued an additional, more stringent 8-hour ozone standard, and made final attainment designations for this revised standard in 2012. In April 2012 and May 2012, the EPA designated Sheboygan County and the eastern portion of Kenosha County, respectively, as 2008 8-hour ozone standard non-attainment areas. The net result of all of these actions is that construction permitting for all of our Wisconsin power plants, except the Pleasant Prairie Power Plant, is expected to be subject to less stringent permitting requirements. In addition, modifications to these facilities should no longer be required to obtain emission offsets. The Pleasant Prairie Power Plant will continue to be subject to more stringent permitting requirements and offset provisions.

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

Sulfur Dioxide Standard:   In June 2010, the EPA issued new hourly Sulfur Dioxide (SO2) National Ambient Air Quality Standards (NAAQS) that became effective in August 2010. This standard represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since advised that it is revisiting this implementation guidance. In addition, various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

The EPA issued two technical assistance documents for comment in 2013, and on April 17, 2014, released the proposed Data Requirements Rule for the 1-Hour SO2 Primary NAAQS that will establish requirements for characterizing SO2 air quality in priority areas (areas with large sources of SO2 or large populations). The proposed rule describes the EPA's plans for using monitoring and modeling to make designations for areas that have not yet been designated attainment, non-attainment or unclassifiable for the 1-Hour SO2 standard. We have 60 days to submit comments to the EPA following publication of the proposed rule in the Federal Register.

We do not believe that we will need to make any significant additional expenditures at the majority of our generating units because of prior investments in pollution control equipment. We are evaluating the proposed rule to determine if additional controls will be required at PIPP or at our smaller generating units.

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final Mercury and Air Toxics Standards (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only PIPP will require modifications, and are planning for the addition of dry sorbent injection systems for further control of mercury and acid gases at the plant to comply with MATS. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the Michigan Department of Environmental Quality.

Cross-State Air Pollution Rule: In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOX) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the PIPP and increase the number of allowances issued to the states of Michigan and Wisconsin. We and a number of other parties sought judicial review of the rule. On April 29, 2014, the United States Supreme Court issued a decision largely upholding the rule and remanding it for further proceedings consistent with the Court's order. In light of this decision, we will be re-evaluating the rule and

March 2014	31	Wisconsin Energy Corporation

Form 10-Q

availability of allowances in Michigan for PIPP to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. We also expect to have excess allowances available to sell from our Wisconsin power plants.

Clean Air Visibility Rule:   The EPA issued the Clean Air Visibility Rule in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units and how BART will be addressed in the 28 states subject to the EPA's CAIR. The pollutants from power plants that reduce visibility include fine particulate matter or compounds that contribute to fine particulate formation, NOX, SO2 and ammonia.

In June 2012, the EPA promulgated a Federal Implementation Plan that approves reliance on the CSAPR to satisfy electric generating unit BART requirements for NOX and SO2. In December 2012, the EPA approved the remainder of Michigan's regional haze State Implementation Plan (SIP).

In August 2012, the EPA approved Wisconsin's regional haze SIP, which also relies on the CSAPR to satisfy electric generating unit BART requirements for NOX and SO2.

The U.S. Supreme Court decision on April 29, 2014 that upheld the EPA CSAPR allows for the final regional haze rulemaking activities and requirements for NOX and SO2 to proceed. We believe we will be well positioned to meet the Clean Air Visibility rule based on air quality control system additions that are already in place or planned for our generating facilities.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC, and anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW in April 2013, and received final written approval on March 17, 2014.

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

The EPA proposed a new Phase II rule in 2011; however, the promulgation of the final rule was delayed and is expected to occur during the second quarter of 2014. Once the rule is final, we expect that it will apply to all of our existing generating facilities with cooling water intake structures other than the Oak Creek expansion, which was permitted under the Phase I rules.

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

March 2014	32	Wisconsin Energy Corporation

Form 10-Q

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2013 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

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

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to Wisconsin Electric in January 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOX emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect Units 1 and 4 to remain out of service until at least the end of the second quarter of 2014. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR may revise the regulations applicable to Units 1 and 4 and allow those units to restart.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013. For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2013 Annual Report on Form 10-K, as well as Note 3 -- Fair Value Measurements and Note 4 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

March 2014	33	Wisconsin Energy Corporation

Form 10-Q

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2013 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2013. See Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

March 2014	34	Wisconsin Energy Corporation

Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
January 1 - January 31 (a)	11,010	$40.84	—	$300.0
February 1 - February 28	425,743	$43.66	425,743	$281.4
March 1 - March 31	—	$—	—	$281.4
Total	436,753	$43.59	425,743

(a) All shares reported during January were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
(b) On December 5, 2013, Wisconsin Energy's Board of Directors authorized a share repurchase program for up to $300 million of our common stock effective January 1, 2014, through December 31, 2017.

ITEM 6. EXHIBITS

Exhibit No.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2014	35	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 2, 2014	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2014	36	Wisconsin Energy Corporation