Form 10-Q
period 2014-09-30
WISCONSIN ENERGY CORP
filed 2014-10-31
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2014):

Common Stock, $.01 Par Value,	225,517,341 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2014

September 2014	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
WECC	Wisconsin Energy Capital Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PSD	Prevention of Significant Deterioration
SIP	State Implementation Plan
SO2	Sulfur Dioxide

September 2014	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Other Terms and Abbreviations
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc.
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investors Service
OTC	Over-the-Counter
PTF	Power the Future
S&P	Standard and Poor's Ratings Services
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
OPEB	Other Post-Retirement Employee Benefits

September 2014	4	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, dividend payout ratios, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will" or similar terms or variations of these terms.

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

September 2014	5	Wisconsin Energy Corporation

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

September 2014	6	Wisconsin Energy Corporation

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power, which owns and leases to Wisconsin Electric the generating capacity included in our Power the Future (PTF) strategy. See Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K for more information on PTF.

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

September 2014	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,033.3	$1,053.2	$3,772.0	$3,340.7

Operating Expenses
Fuel and purchased power	336.8	339.1	947.9	886.2
Cost of gas sold	70.6	61.6	788.0	446.9
Other operation and maintenance	249.4	268.1	780.8	821.6
Depreciation and amortization	103.3	96.9	305.3	289.1
Property and revenue taxes	30.6	29.5	91.5	88.4
Total Operating Expenses	790.7	795.2	2,913.5	2,532.2

Treasury Grant	3.5	—	10.1	—

Operating Income	246.1	258.0	868.6	808.5

Equity in Earnings of Transmission Affiliate	18.0	17.1	52.8	51.0
Other Income, net	2.9	5.1	12.1	15.3
Interest Expense, net	60.4	62.0	181.7	190.3

Income Before Income Taxes	206.6	218.2	751.8	684.5

Income Tax Expense	80.3	80.7	284.9	251.4

Net Income	$126.3	$137.5	$466.9	$433.1

Earnings Per Share
Basic	$0.56	$0.61	$2.07	$1.90
Diluted	$0.56	$0.60	$2.05	$1.88

Weighted Average Common Shares Outstanding (Millions)
Basic	225.5	226.8	225.6	228.0
Diluted	227.4	228.8	227.6	230.2

Dividends Per Share of Common Stock	$0.39	$0.3825	$1.17	$1.0625

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$15,330.9	$14,966.3
Accumulated depreciation	(4,449.2)	(4,257.1)
	10,881.7	10,709.2
Construction work in progress	209.6	149.6
Leased facilities, net	43.6	47.8
Net Property, Plant and Equipment	11,134.9	10,906.6
Investments
Equity investment in transmission affiliate	423.3	402.7
Other	32.6	36.1
Total Investments	455.9	438.8
Current Assets
Cash and cash equivalents	88.7	26.0
Accounts receivable, net	339.0	406.0
Accrued revenues	159.1	321.1
Materials, supplies and inventories	379.3	329.4
Current deferred tax asset, net	165.5	310.0
Prepayments and other	142.9	158.6
Total Current Assets	1,274.5	1,551.1
Deferred Charges and Other Assets
Regulatory assets	1,096.7	1,108.5
Goodwill	441.9	441.9
Other	321.0	322.5
Total Deferred Charges and Other Assets	1,859.6	1,872.9
Total Assets	$14,724.9	$14,769.4

Capitalization and Liabilities
Capitalization
Common equity	$4,398.3	$4,233.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,569.6	4,363.2
Total Capitalization	8,998.3	8,626.6
Current Liabilities
Long-term debt due currently	47.7	342.2
Short-term debt	475.8	537.4
Accounts payable	315.0	342.6
Accrued payroll and benefits	71.4	96.9
Other	155.7	177.3
Total Current Liabilities	1,065.6	1,496.4
Deferred Credits and Other Liabilities
Regulatory liabilities	839.0	879.1
Deferred income taxes - long-term	2,752.7	2,634.0
Deferred revenue, net	627.2	664.2
Pension and other benefit obligations	168.9	173.2
Other	273.2	295.9
Total Deferred Credits and Other Liabilities	4,661.0	4,646.4
Total Capitalization and Liabilities	$14,724.9	$14,769.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
	(Millions of Dollars)
Operating Activities
Net income	$466.9	$433.1
Reconciliation to cash
Depreciation and amortization	312.9	297.6
Deferred income taxes and investment tax credits, net	258.5	219.8
Change in - Accounts receivable and accrued revenues	221.1	95.3
Inventories	(49.9)	(6.9)
Other current assets	37.2	40.6
Accounts payable	(27.7)	(59.2)
Accrued income taxes, net	(10.3)	48.2
Other current liabilities	(36.8)	(0.1)
Other, net	(137.3)	(18.1)
Cash Provided by Operating Activities	1,034.6	1,050.3

Investing Activities
Capital expenditures	(513.0)	(497.7)
Cost of removal, net of salvage	(18.2)	(27.8)
Investment in transmission affiliate	(10.5)	(7.9)
Other, net	12.8	(11.4)
Cash Used in Investing Activities	(528.9)	(544.8)

Financing Activities
Exercise of stock options	31.7	42.7
Purchase of common stock	(84.2)	(187.9)
Dividends paid on common stock	(264.0)	(242.3)
Issuance of long-term debt	250.0	251.0
Retirement of long-term debt	(322.0)	(364.2)
Change in short-term debt	(61.6)	(32.8)
Other, net	7.1	10.9
Cash Used in Financing Activities	(443.0)	(522.6)

Change in Cash and Cash Equivalents	62.7	(17.1)

Cash and Cash Equivalents at Beginning of Period	26.0	35.6

Cash and Cash Equivalents at End of Period	$88.7	$18.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2013 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year 2014 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition:   In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued their joint revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, and can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

3 -- ACQUISITION

On June 22, 2014, Wisconsin Energy and Integrys entered into an agreement and plan of merger (Merger Agreement) under which Wisconsin Energy will acquire Integrys. Integrys’ shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock, with the total consideration valued at approximately $5.4 billion, based upon the value of our common stock as of September 30, 2014. The cash consideration will be financed through the issuance of approximately $1.5 billion of debt at the holding company level. The combined company will be named WEC Energy Group, Inc.
The acquisition is subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the receipt of approvals from various government agencies, including the Federal Energy Regulatory Commission (FERC), Federal Communications Commission, Public Service Commission of Wisconsin (PSCW), Illinois Commerce Commission, Michigan Public Service Commission (MPSC) and Minnesota Public Utilities Commission. The status of these matters is as follows:

•	On August 6, 2014, we filed applications for approval with the PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission.

•
On August 13, 2014, we filed an initial registration statement on Form S-4 with the SEC to register the stock consideration. On October 6, 2014, the Form S-4, which contains a joint proxy statement/prospectus for Wisconsin Energy and Integrys, was declared effective by the SEC. Meetings for Wisconsin Energy and Integrys shareholders to vote on the acquisition are scheduled for November 21, 2014.

•	On August 15, 2014, we filed an application with the FERC.

•
On September 24, 2014, we submitted our HSR Act filings, and on October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on October 24, 2014, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

We anticipate the transaction closing in the second half of 2015.

September 2014	11	Wisconsin Energy Corporation

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

The following is a summary of our stock option activity for the three and nine months ended September 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2014	8,169,393	$28.87
Granted	—	$—
Exercised	(597,641)	$23.69
Forfeited	—	$—
Outstanding as of September 30, 2014	7,571,752	$29.27

Outstanding as of January 1, 2014	8,089,710	$26.84
Granted	899,500	$41.03
Exercised	(1,400,263)	$22.66
Forfeited	(17,195)	$36.73
Outstanding as of September 30, 2014	7,571,752	$29.27	5.6	$103.9

Exercisable as of September 30, 2014	4,691,897	$23.95	3.9	$89.4

The intrinsic value of options exercised was $12.7 million and $30.2 million for the three and nine months ended September 30, 2014, and $1.9 million and $37.9 million for the same periods in 2013, respectively. Cash received from options exercised was $31.7 million and $42.7 million for the nine months ended September 30, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $12.1 million and $15.1 million, respectively.

All outstanding stock options to purchase shares of common stock were included in the computation of diluted earnings per share during the third quarter of 2014.

September 2014	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about stock options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$17.10 to $21.11	1,663,372	$20.70	3.6	1,663,372	$20.70	3.6
$23.88 to $29.35	2,778,020	$24.82	3.7	2,778,020	$24.82	3.7
$34.88 to $41.03	3,130,360	$37.78	8.3	250,505	$35.83	7.6
	7,571,752	$29.27	5.6	4,691,897	$23.95	3.9

The following table summarizes information about our non-vested options during the three and nine months ended September 30, 2014:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2014	2,916,245	$3.65
Granted	—	$—
Vested	(36,390)	$3.62
Forfeited	—	$—
Non-vested as of September 30, 2014	2,879,855	$3.65

Non-vested as of January 1, 2014	2,380,790	$3.38
Granted	899,500	$4.18
Vested	(383,240)	$3.26
Forfeited	(17,195)	$3.56
Non-vested as of September 30, 2014	2,879,855	$3.65

As of September 30, 2014, total compensation costs related to non-vested stock options not yet recognized was approximately $3.0 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity occurred during the three and nine months ended September 30, 2014:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2014	156,768
Granted	—	$—
Released	—	$—
Forfeited	(1,289)	$38.61
Outstanding as of September 30, 2014	155,479

Outstanding as of January 1, 2014	150,698
Granted	71,504	$40.96
Released	(63,509)	$33.02
Forfeited	(3,214)	$38.47
Outstanding as of September 30, 2014	155,479

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was zero and

September 2014	13	Wisconsin Energy Corporation

Form 10-Q

$2.7 million for the three and nine months ended September 30, 2014, and zero and $4.0 million for the same periods in 2013, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $1.0 million for the three and nine months ended September 30, 2014, and zero and $1.3 million for the same periods in 2013, respectively.

As of September 30, 2014, total compensation cost related to restricted stock not yet recognized was approximately $3.5 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Performance Units:   In January 2014 and 2013, the Compensation Committee granted 233,735 and 239,120 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2013 and 2012 vested and were settled during the first quarter of 2014 and 2013, and had a total intrinsic value of $14.8 million and $19.3 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $5.3 million and $7.0 million, respectively. As of September 30, 2014, total compensation cost related to performance units not yet recognized was approximately $7.8 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

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

Share Repurchase Program:   In December 2013, our Board of Directors authorized a share repurchase program for the purchase of up to $300 million of our common stock through open market purchases or privately negotiated transactions from January 1, 2014 through the end of 2017. On June 22, 2014, in connection with the proposed acquisition of Integrys, the Board of Directors terminated this share repurchase program. For the nine months ended September 30, 2014, we repurchased $18.6 million of our common stock pursuant to the terminated program at an average cost of $43.66 per share. All of these shares were purchased during the first quarter of 2014. The previous share repurchase program authorized by our Board of Directors expired at the end of 2013. In addition, we have instructed our independent agents to purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies shares purchased in the following periods:

	Nine Months Ended September 30
	2014		2013
	Shares	Cost	Shares	Cost
	(In Millions)

Under share repurchase programs	0.4	$18.6	2.5	$103.0
To fulfill exercised stock options and restricted stock awards	1.5	65.6	2.1	84.9
Total	1.9	$84.2	4.6	$187.9

5 -- LONG-TERM DEBT

In May 2014, Wisconsin Electric issued $250 million of 4.25% Debentures due June 1, 2044. The debentures were issued under an existing shelf registration statement filed with the SEC in November 2013.

In April 2014, Wisconsin Electric retired $300 million of long-term debt that matured.

In September 2013, Wisconsin Gas used short-term borrowings to retire $45 million of long-term debt that matured.

September 2014	14	Wisconsin Energy Corporation

Form 10-Q

In June 2013, Wisconsin Electric issued $250 million of 1.70% Debentures due June 15, 2018. The debentures were issued under an existing shelf registration statement filed with the SEC in February 2011.

In May 2013, Wisconsin Electric retired $300 million of long-term debt that matured.

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$2.9	$11.4	$10.1	$24.4
Total	$2.9	$11.4	$10.1	$24.4
Liabilities:
Derivatives	$1.6	$—	$—	$1.6
Total	$1.6	$—	$—	$1.6

September 2014	15	Wisconsin Energy Corporation

Form 10-Q

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$5.7	$2.6	$3.5	$11.8
Total	$5.7	$2.6	$3.5	$11.8
Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of Dollars)

Beginning Balance	$14.1	$9.2	$3.5	$4.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	15.6	10.6
Issuances	—	—	—	—
Settlements	(4.0)	(3.6)	(9.0)	(9.7)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$10.1	$5.6	$10.1	$5.6

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

September 2014	16	Wisconsin Energy Corporation

Form 10-Q

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2014		December 31, 2013
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$25.4	$30.4	$26.0
Long-term debt, including current portion	$4,554.7	$4,979.7	$4,626.7	$4,911.8

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2014, we recognized $2.5 million in regulatory assets and $21.5 million in regulatory liabilities related to derivatives in comparison to $0.3 million in regulatory assets and $9.6 million in regulatory liabilities as of December 31, 2013.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $1.7 million is recorded in other deferred charges and other assets as of September 30, 2014, and the long-term portion of our derivative liabilities of $0.1 million is recorded in other deferred credit and other liabilities as of September 30, 2014. Our Consolidated Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 include:

	September 30, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$8.8	$1.6	$5.6	$0.1
Fuel Oil	—	—	0.6	—
FTRs	10.1	—	3.5	—
Coal	5.5	—	2.1	0.2
Total	$24.4	$1.6	$11.8	$0.3

September 2014	17	Wisconsin Energy Corporation

Form 10-Q

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	6.3 million Dth	$(0.8)	6.3 million Dth	$(1.1)
Fuel Oil	2.6 million gallons	—	2.5 million gallons	(0.1)
FTRs	6.6 million MWh	2.0	6.9 million MWh	5.4
Total		$1.2		$4.2

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	31.1 million Dth	$9.3	36.4 million Dth	$(5.7)
Fuel Oil	7.0 million gallons	0.6	6.2 million gallons	0.1
FTRs	19.7 million MWh	11.6	19.2 million MWh	11.0
Total		$21.5		$5.4

As of September 30, 2014 and December 31, 2013, we posted collateral of $1.8 million and zero, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$24.4	$1.6	$11.8	$0.3
Gross Amount Not Offset on Balance Sheet (a)	(0.6)	(1.6)	—	—
Net Amount	$23.8	$—	$11.8	$0.3

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $1.0 million and zero as of September 30, 2014 and December 31, 2013, respectively.

September 2014	18	Wisconsin Energy Corporation

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.6	$3.7	$7.6	$11.0
Interest cost	17.0	15.1	51.1	45.3
Expected return on plan assets	(24.7)	(23.9)	(74.0)	(71.8)
Amortization of:
Prior service cost	0.6	0.5	1.6	1.7
Actuarial loss	9.1	13.6	27.5	40.8
Net Periodic Benefit Cost	$4.6	$9.0	$13.8	$27.0

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.1	$2.5	$6.4	$7.5
Interest cost	4.4	3.9	13.3	11.7
Expected return on plan assets	(5.9)	(5.4)	(17.8)	(16.0)
Amortization of:
Transition obligation	—	—	—	—
Prior service (credit)	(0.4)	(0.5)	(1.3)	(1.5)
Actuarial loss	0.3	1.0	0.9	2.8
Net Periodic Benefit Cost	$0.5	$1.5	$1.5	$4.5

We made no contributions to our qualified benefit plans during the first nine months of 2014 and 2013. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $4.2 million as of both September 30, 2014 and December 31, 2013.

September 2014	19	Wisconsin Energy Corporation

Form 10-Q

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2014 and 2013 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2014
Operating Revenues (b)	$1,017.7	$114.1	$0.3	$(98.8)	$1,033.3
Other Operation and Maintenance	$337.4	$3.5	$6.0	$(97.5)	$249.4
Depreciation and Amortization	$86.3	$17.0	$—	$—	$103.3
Operating Income (Loss)	$158.4	$93.6	$(5.9)	$—	$246.1
Equity in Earnings of Unconsolidated Affiliates	$18.0	$—	$—	$—	$18.0
Interest Expense, Net	$32.1	$16.1	$12.4	$(0.2)	$60.4
Income Tax Expense (Benefit)	$55.0	$30.4	$(5.1)	$—	$80.3
Net Income (Loss)	$90.8	$47.3	$126.3	$(138.1)	$126.3
Capital Expenditures	$188.2	$18.0	$1.3	$—	$207.5

September 30, 2013
Operating Revenues (b)	$1,037.2	$114.2	$0.4	$(98.6)	$1,053.2
Other Operation and Maintenance	$359.5	$4.2	$1.9	$(97.5)	$268.1
Depreciation and Amortization	$79.9	$16.8	$0.2	$—	$96.9
Operating Income (Loss)	$166.6	$93.2	$(1.8)	$—	$258.0
Equity in Earnings of Unconsolidated Affiliates	$17.1	$—	$—	$—	$17.1
Interest Expense, Net	$33.0	$16.4	$12.8	$(0.2)	$62.0
Income Tax Expense (Benefit)	$56.1	$29.5	$(4.9)	$—	$80.7
Net Income (Loss)	$99.3	$47.4	$137.4	$(146.6)	$137.5
Capital Expenditures	$178.1	$10.4	$1.9	$—	$190.4

September 2014	20	Wisconsin Energy Corporation

Form 10-Q

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Nine Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
September 30, 2014
Operating Revenues (b)	$3,729.6	$335.8	$0.9	$(294.3)	$3,772.0
Other Operation and Maintenance	$1,048.6	$9.7	$13.3	$(290.8)	$780.8
Depreciation and Amortization	$254.2	$50.6	$0.5	$—	$305.3
Operating Income (Loss)	$606.3	$275.5	$(13.2)	$—	$868.6
Equity in Earnings of Unconsolidated Affiliates	$52.8	$—	$—	$—	$52.8
Interest Expense, Net	$96.8	$48.6	$36.8	$(0.5)	$181.7
Income Tax Expense (Benefit)	$213.8	$90.6	$(19.5)	$—	$284.9
Net Income (Loss)	$356.5	$136.8	$466.7	$(493.1)	$466.9
Capital Expenditures	$481.5	$27.7	$3.8	$—	$513.0

September 30, 2013
Operating Revenues (b)	$3,296.7	$337.3	$1.0	$(294.3)	$3,340.7
Other Operation and Maintenance	$1,097.7	$10.6	$4.1	$(290.8)	$821.6
Depreciation and Amortization	$238.2	$50.3	$0.6	$—	$289.1
Operating Income (Loss)	$536.1	$276.4	$(4.0)	$—	$808.5
Equity in Earnings of Unconsolidated Affiliates	$51.0	$—	$—	$—	$51.0
Interest Expense, Net	$103.1	$49.4	$38.2	$(0.4)	$190.3
Income Tax Expense (Benefit)	$179.9	$90.1	$(18.6)	$—	$251.4
Net Income (Loss)	$317.9	$137.2	$432.9	$(454.9)	$433.1
Capital Expenditures	$476.2	$17.5	$4.0	$—	$497.7

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

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

We have approximately $184.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the nine months ended September 30, 2014 and

September 2014	21	Wisconsin Energy Corporation

Form 10-Q

2013 were $39.8 million and $37.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $19 million to $56 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2014, we have established reserves of $36.9 million related to future remediation costs.

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2014, we paid $143.4 million in interest, net of amounts capitalized, and paid $22.0 million in income taxes, net of refunds. During the nine months ended September 30, 2013, we paid $146.6 million in interest, net of amounts capitalized, and received $38.3 million in net refunds from income taxes.

As of September 30, 2014 and 2013, the amount of accounts payable related to capital expenditures was $4.9 million and $3.4 million, respectively.

During the nine months ended September 30, 2014 and 2013, total amortization of deferred revenue was $41.7 million and $42.7 million, respectively.

During the nine months ended September 30, 2014 and 2013, our equity in earnings from ATC was $52.8 million and $51.0 million, respectively. During the nine months ended September 30, 2014 and 2013, distributions received from ATC were $42.6 million and $40.5 million, respectively.

September 2014	22	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2014

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the third quarter of 2014 with the third quarter of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$158.4	$(8.2)	$166.6
Non-Utility Energy Segment	93.6	0.4	93.2
Corporate and Other	(5.9)	(4.1)	(1.8)
Total Operating Income	246.1	(11.9)	258.0
Equity in Earnings of Transmission Affiliate	18.0	0.9	17.1
Other Income, net	2.9	(2.2)	5.1
Interest Expense, net	60.4	1.6	62.0
Income Before Income Taxes	206.6	(11.6)	218.2
Income Tax Expense	80.3	0.4	80.7
Net Income	$126.3	$(11.2)	$137.5
Diluted Earnings Per Share	$0.56	$(0.04)	$0.60

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $158.4 million of operating income during the third quarter of 2014, a decrease of $8.2 million, or 4.9%, compared with the third quarter of 2013. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended September 30
Utility Energy Segment	2014	B (W)	2013
	(Millions of Dollars)
Operating Revenues
Electric	$880.1	$(30.9)	$911.0
Gas	131.9	11.3	120.6
Other	5.7	0.1	5.6
Total Operating Revenues	1,017.7	(19.5)	1,037.2
Operating Expenses
Fuel and Purchased Power	338.2	2.2	340.4
Cost of Gas Sold	70.6	(9.0)	61.6
Other Operation and Maintenance	337.4	22.1	359.5
Depreciation and Amortization	86.3	(6.4)	79.9
Property and Revenue Taxes	30.3	(1.1)	29.2
Total Operating Expenses	862.8	7.8	870.6
Treasury Grant	3.5	3.5	—
Operating Income	$158.4	$(8.2)	$166.6

September 2014	23	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2014 with the third quarter of 2013:

	Three Months Ended September 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$308.2	$(24.5)	$332.7	2,033.8	(173.9)	2,207.7
Small Commercial/Industrial	281.8	(6.1)	287.9	2,343.9	(37.7)	2,381.6
Large Commercial/Industrial	171.4	(28.8)	200.2	1,981.0	(345.3)	2,326.3
Other - Retail	5.3	(0.2)	5.5	33.4	(1.2)	34.6
Total Retail	766.7	(59.6)	826.3	6,392.1	(558.1)	6,950.2
Wholesale - Other	28.6	(4.0)	32.6	353.9	(51.9)	405.8
Resale - Utilities	62.7	17.3	45.4	1,963.7	533.5	1,430.2
Other Operating Revenues	20.9	14.5	6.4	—	—	—
Total	878.9	(31.8)	910.7	8,709.7	(76.5)	8,786.2
Electric Customer Choice (a)	1.2	0.9	0.3	595.4	394.9	200.5
Total, including electric customer choice	$880.1	$(30.9)	$911.0

Weather -- Degree Days (b)
Heating (121 Normal)				175	45	130
Cooling (548 Normal)				352	(188)	540

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $30.9 million, or 3.4%, when compared to the third quarter of 2013. The most significant factors that caused a change in revenues were:

•	Cooler summer weather decreased electric revenues by an estimated $40.5 million.

•
A $22.8 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•
A $17.3 million increase in sales for resale resulting from increased sales into the MISO Energy and Operating Reserves Market (MISO Energy Markets) as a result of Michigan's alternative electric supplier program.

•
A $14.5 million increase in other operating revenues, primarily driven by the recognition of $12.6 million related to revenues under the System Support Resource (SSR) agreement with MISO. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the SSR payments.

•
Wisconsin net retail pricing increases of $10.9 million, which are primarily related to our 2013 Wisconsin Rate Case. For information on the rate order in the 2013 rate case and the 2014 fuel credits, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

As measured by cooling degree days, the third quarter of 2014 was 34.8% cooler than the same period in 2013 and 35.8% cooler than normal. We believe the cooler weather was the primary driver of reduced sales to our residential and small commercial/industrial customers. Sales to large commercial/industrial customers decreased by 14.8%, primarily because of the loss of the two iron ore mines in Michigan as retail electric customers. If the sales to the mines are excluded, sales to our large commercial/industrial customers decreased 2.3%.

September 2014	24	Wisconsin Energy Corporation

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $2.2 million, or 0.6%, when compared to the third quarter of 2013. This decrease was primarily caused by a 0.9% decrease in total MWh sales, which was partially offset by higher generating costs driven by an increase in natural gas prices as compared to the third quarter of 2013.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2014 with the third quarter of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $11.3 million, or 9.4%. Cost of gas sold increased by $9.0 million, or 14.6%, because of an increase in the average cost of delivered gas.

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$131.9	$11.3	$120.6
Cost of Gas Sold	70.6	(9.0)	61.6
Gross Margin	$61.3	$2.3	$59.0

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2014 with the third quarter of 2013:

	Three Months Ended September 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$38.1	$0.7	$37.4	50.4	3.2	47.2
Commercial/Industrial	9.8	0.4	9.4	35.6	2.3	33.3
Interruptible	0.3	—	0.3	2.5	(0.3)	2.8
Total Retail	48.2	1.1	47.1	88.5	5.2	83.3
Transported Gas	11.7	0.8	10.9	229.2	(6.8)	236.0
Other Operating	1.4	0.4	1.0	—	—	—
Total	$61.3	$2.3	$59.0	317.7	(1.6)	319.3

Weather -- Degree Days (a)
Heating (121 Normal)				175	45	130

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin increased by $2.3 million, or approximately 3.9%, when compared to the third quarter of 2013.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $22.1 million, or approximately 6.1%, when compared to the third quarter of 2013. This decrease was primarily driven by lower benefit costs.

September 2014	25	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $6.4 million, or approximately 8.0%, when compared to the third quarter of 2013 primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

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

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Operating Revenues	$114.1	$(0.1)	$114.2
Operation and Maintenance Expense	3.5	0.7	4.2
Depreciation Expense	17.0	(0.2)	16.8
Operating Income	$93.6	$0.4	$93.2

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME
Corporate and other affiliates had an operating loss of $5.9 million for the three months ended September 30, 2014 as compared to a loss of $1.8 million for the same period in 2013. The increase in operating loss is primarily attributable to approximately $3.6 million of external costs related to the acquisition of Integrys.

September 2014	26	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

AFUDC - Equity	$1.6	$(3.6)	$5.2
Gain on Property Sales	1.2	$0.9	0.3
Other, net	0.1	0.5	(0.4)
Other Income, net	$2.9	$(2.2)	$5.1

Other income, net decreased by $2.2 million, or approximately 43.1%, when compared to the third quarter of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$61.2	$3.4	$64.6
Less: Capitalized Interest	0.8	(1.8)	2.6
Interest Expense, net	$60.4	$1.6	$62.0

Our gross interest costs decreased by $3.4 million, or approximately 5.3%, when compared to the third quarter of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $1.8 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $1.6 million, or 2.6%, as compared to the third quarter of 2013.

CONSOLIDATED INCOME TAX EXPENSE

For the third quarter of 2014, our effective tax rate applicable to continuing operations was 38.9% compared to 37.0% for the third quarter of 2013. This increase in our effective tax rate was primarily due to non-deductible acquisition related expenses, reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K.

September 2014	27	Wisconsin Energy Corporation

Form 10-Q

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2014

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first nine months of 2014 with the first nine months of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$606.3	$70.2	$536.1
Non-Utility Energy Segment	275.5	(0.9)	276.4
Corporate and Other	(13.2)	(9.2)	(4.0)
Total Operating Income	868.6	60.1	808.5
Equity in Earnings of Transmission Affiliate	52.8	1.8	51.0
Other Income, net	12.1	(3.2)	15.3
Interest Expense, net	181.7	8.6	190.3
Income Before Income Taxes	751.8	67.3	684.5
Income Tax Expense	284.9	(33.5)	251.4
Net Income	$466.9	$33.8	$433.1
Diluted Earnings Per Share	$2.05	$0.17	$1.88

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $606.3 million of operating income during the first nine months of 2014, an increase of $70.2 million, or 13.1%, compared with the first nine months of 2013. The following table summarizes the operating income of this segment between the comparative periods:

	Nine Months Ended September 30
Utility Energy Segment	2014	B (W)	2013
	(Millions of Dollars)
Operating Revenues
Electric	$2,579.6	$63.1	$2,516.5
Gas	1,117.7	366.1	751.6
Other	32.3	3.7	28.6
Total Operating Revenues	3,729.6	432.9	3,296.7
Operating Expenses
Fuel and Purchased Power	951.8	(61.7)	890.1
Cost of Gas Sold	788.0	(341.1)	446.9
Other Operation and Maintenance	1,048.6	49.1	1,097.7
Depreciation and Amortization	254.2	(16.0)	238.2
Property and Revenue Taxes	90.8	(3.1)	87.7
Total Operating Expenses	3,133.4	(372.8)	2,760.6
Treasury Grant	10.1	10.1	—
Operating Income	$606.3	$70.2	$536.1

September 2014	28	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2014 with the first nine months of 2013:

	Nine Months Ended September 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$902.4	$(10.7)	$913.1	5,977.1	(126.5)	6,103.6
Small Commercial/Industrial	798.4	0.4	798.0	6,682.3	(17.8)	6,700.1
Large Commercial/Industrial	485.5	(80.9)	566.4	5,628.6	(1,257.0)	6,885.6
Other - Retail	16.8	(0.2)	17.0	107.6	(2.0)	109.6
Total Retail	2,203.1	(91.4)	2,294.5	18,395.6	(1,403.3)	19,798.9
Wholesale - Other	102.3	(7.0)	109.3	1,430.0	(14.7)	1,444.7
Resale - Utilities	211.0	119.5	91.5	4,891.0	2,010.1	2,880.9
Other Operating Revenues	59.2	38.3	20.9	—	—	—
Total	2,575.6	59.4	2,516.2	24,716.6	592.1	24,124.5
Electric Customer Choice (a)	4.0	3.7	0.3	1,824.1	1,623.6	200.5
Total, including electric customer choice	$2,579.6	$63.1	$2,516.5

Weather -- Degree Days (b)
Heating (4,320 Normal)				5,184	554	4,630
Cooling (722 Normal)				460	(218)	678

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $63.1 million, or 2.5%, when compared to the first nine months of 2013. The most significant factors that caused a change in revenues were:

•
A $119.5 million increase in sales for resale because of increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program and increased availability of our generating units.

•	A $78.4 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013.

•	A $38.3 million increase in other operating revenues, primarily driven by the recognition of $34.4 million related to revenues under the SSR agreement with MISO.

•	Wisconsin net retail pricing increases of $29.1 million, which are primarily related to our 2013 Wisconsin Rate Case.

•	Cooler summer weather decreased electric revenues by an estimated $27.8 million.

Cooling degree days decreased 32.2% during the first nine months of 2014 as compared to the same period in 2013 due to mild second and third quarters that reduced the cooling load. The unfavorable impact of the cool summer weather was partially offset by the cold winter weather. Residential sales decreased by 2.1%, primarily because of weather. Sales to large commercial/industrial customers decreased by 18.3%, primarily because of the loss of the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 1.1% compared to 2013.

September 2014	29	Wisconsin Energy Corporation

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs increased by $61.7 million, or 6.9%, when compared to the first nine months of 2013. This increase was primarily caused by a 2.5% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2014 with the first nine months of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $366.1 million, or 48.7%, and cost of gas sold increased by $341.1 million, or 76.3%, due to colder weather and an increase in the commodity cost of natural gas.

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$1,117.7	$366.1	$751.6
Cost of Gas Sold	788.0	(341.1)	446.9
Gross Margin	$329.7	$25.0	$304.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2014 with the first nine months of 2013:

	Nine Months Ended September 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$209.4	$13.4	$196.0	636.8	69.0	567.8
Commercial/Industrial	73.6	8.1	65.5	382.6	50.4	332.2
Interruptible	1.3	—	1.3	13.0	0.1	12.9
Total Retail	284.3	21.5	262.8	1,032.4	119.5	912.9
Transported Gas	39.8	2.4	37.4	781.8	4.1	777.7
Other	5.6	1.1	4.5	—	—	—
Total	$329.7	$25.0	$304.7	1,814.2	123.6	1,690.6

Weather -- Degree Days (a)
Heating (4,320 Normal)				5,184	554	4,630

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $25.0 million, or approximately 8.2%, when compared to the first nine months of 2013. This increase primarily relates to an increase in sales volumes as a result of colder weather during the first nine months of 2014 that increased heating loads. We estimate that weather increased gas margins by approximately $17.2 million. As measured by heating degree days, the first nine months of 2014 were 12.0% colder than the same period in 2013 and 20.0% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $49.1 million, or approximately 4.5%, when compared to the first nine months of 2013. This decrease was primarily driven by lower benefit costs.

September 2014	30	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $16.0 million, or approximately 6.7%, when compared to the first nine months of 2013 primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

For a discussion of the impact of the Treasury Grant on our results of operations, see Results of Operations -- Three Months Ended September 30, 2014 -- Treasury Grant.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

This segment reflects the lease revenues associated with PWGS 1, PWGS 2, OC 1 and OC 2, as well as the depreciation expense. The operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Operating Revenues	$335.8	$(1.5)	$337.3
Operation and Maintenance Expense	9.7	0.9	10.6
Depreciation Expense	50.6	(0.3)	50.3
Operating Income	$275.5	$(0.9)	$276.4

Non-utility energy segment operating income decreased by $0.9 million, or approximately 0.3%, when compared to the first nine months of 2013. The decrease in operating revenues is primarily related to the one-time entries during 2013 to recognize final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME
Corporate and other affiliates had an operating loss of $13.2 million for the nine months ended September 30, 2014 as compared to a loss of $4.0 million for the same period in 2013. The increase in operating loss is primarily attributable to approximately $8.6 million of external costs related to the acquisition of Integrys.

CONSOLIDATED OTHER INCOME, NET

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

AFUDC - Equity	$3.9	$(10.2)	$14.1
Gain on Property Sales	6.8	6.0	0.8
Other, net	1.4	1.0	0.4
Other Income, net	$12.1	$(3.2)	$15.3

Other income, net decreased by $3.2 million, or approximately 20.9%, when compared to the first nine months of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

September 2014	31	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED INTEREST EXPENSE, NET

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$183.8	$13.6	$197.4
Less: Capitalized Interest	2.1	(5.0)	7.1
Interest Expense, net	$181.7	$8.6	$190.3

Our gross interest costs decreased by $13.6 million, or approximately 6.9%, when compared to the first nine months of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $5.0 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $8.6 million, or 4.5%, as compared to the first nine months of 2013.

CONSOLIDATED INCOME TAX EXPENSE

For the first nine months of 2014, our effective tax rate applicable to continuing operations was 37.9% compared to 36.7% for the first nine months of 2013. This increase in our effective tax rate was primarily due to reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K. We expect our 2014 annual effective tax rate to be between 37.5% and 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the nine months ended September 30:

	2014	2013
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$1,034.6	$1,050.3
Investing Activities	$(528.9)	$(544.8)
Financing Activities	$(443.0)	$(522.6)

Operating Activities

Cash provided by operating activities decreased by $15.7 million during the first nine months of 2014 as compared to the same period in 2013. This decrease was primarily because of state income tax payments, changes in natural gas in storage and an increase in deferred regulatory assets. Partially offsetting these negative drivers were increases in net income and non-cash charges related to depreciation and deferred income taxes during the first nine months of 2014 as compared to the same period in 2013.

Investing Activities

Cash used in investing activities decreased by $15.9 million during the first nine months of 2014 as compared to the same period in 2013. Cost of removal, net of salvage decreased approximately $9.6 million during the first nine months of 2014 as compared to the same period in 2013. In addition, other, net increased by $24.2 million because of several smaller items, including an increase in proceeds from asset sales associated with Wispark. These factors were partially offset by a $15.3 million increase in capital expenditures during the first nine months of 2014 as compared to the same period in 2013, primarily because of starting conversion of the fuel source for Valley Power Plant (VAPP) from coal to natural gas.

September 2014	32	Wisconsin Energy Corporation

Form 10-Q

Financing Activities

Cash used in financing activities decreased by $79.6 million during the first nine months of 2014 as compared to the same period in 2013. During the first nine months of 2014, we repurchased $84.2 million of common stock as compared to $187.9 million during the same period in 2013. See Note 4 -- Common Equity for additional information on share repurchases. This decrease was partially offset by an increase in the repayment of short-term debt and increased dividends paid on our common stock. During the first nine months of 2014, we repaid $28.8 million more short-term debt as compared to the first nine months of 2013. Our quarterly common stock dividend increased by 12.5% and 2.0% in the third quarter of 2013 and first quarter of 2014, respectively, resulting in an increase of dividends paid on common stock of $21.7 million in the first nine months of 2014 as compared to the same period last year.

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

As of September 30, 2014, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $475.8 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first nine months of 2014, our maximum commercial paper outstanding was $721.4 million with a weighted-average interest rate of 0.18%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of September 30, 2014:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$0.1	$399.9	December 2017
Wisconsin Electric	$500.0	$5.1	$494.9	December 2017
Wisconsin Gas	$350.0	$—	$350.0	December 2017

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

September 2014	33	Wisconsin Energy Corporation

Form 10-Q

The following table shows our capitalization structure as of September 30, 2014, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes due 2067 (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,398.3	$4,648.3
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,617.3	4,367.3
Short-Term Debt	475.8	475.8
Total Capitalization	$9,521.8	$9,521.8

Total Debt	$5,093.1	$4,843.1

Ratio of Debt to Total Capitalization	53.5%	50.9%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of September 30, 2014 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2014, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In August 2014, Fitch Ratings (Fitch) affirmed the ratings of Wisconsin Electric, Wisconsin Gas and Elm Road Generating Station Supercritical (ERGSS). Fitch also affirmed the stable ratings outlook for these companies. In June 2014, Fitch placed the ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation (WECC) on Rating Watch Negative.

In June 2014, Standard and Poor's Ratings Services (S&P) affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas and WECC. S&P affirmed the stable ratings outlook for Wisconsin Electric and Wisconsin Gas, and revised the ratings outlook from stable to negative for Wisconsin Energy and WECC.

In June 2014, Moody's Investors Service (Moody's) affirmed the ratings of Wisconsin Energy, Wisconsin Electric, Wisconsin Gas, ERGSS and WECC. Moody's affirmed the stable ratings outlook for Wisconsin Electric, Wisconsin Gas and ERGSS, and revised the ratings outlook for Wisconsin Energy and WECC from stable to negative.

The change in outlooks for Wisconsin Energy and WECC relates to the proposed acquisition of Integrys.

September 2014	34	Wisconsin Energy Corporation

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

Capital Requirements

Acquisition of Integrys:   On June 22, 2014, we entered into an agreement to acquire Integrys for approximately $5.4 billion, based upon the value of our common stock at September 30, 2014. Integrys shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per share of Integrys common stock. The proposed acquisition is scheduled to close in the second half of 2015, and is subject to the receipt of various approvals. We expect to finance the acquisition through the issuance of approximately $1.5 billion of debt at the holding company and approximately 91 million shares of Wisconsin Energy common stock.

Capital Expenditures:   Capital requirements during the remainder of 2014 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems. We estimate that we will spend approximately $711.0 million on consolidated capital expenditures during 2014.

Common Stock Matters:   In December 2013, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock from January 1, 2014 through the end of 2017. Through September 30, 2014, we acquired approximately 0.4 million shares in the open market at a cost of $18.6 million pursuant to this program. All of these shares were purchased during the first quarter of 2014. On June 22, 2014, in connection with the proposed acquisition of Integrys, the Board of Directors terminated this share repurchase program.

In addition, on January 16, 2014, our Board of Directors increased our quarterly common stock dividend to $0.39 per share, up approximately 2.0%, from $0.3825 per share, effective with the first quarter 2014 dividend payment. This equates to an annual dividend of $1.56 per share.

Prior to closing the proposed acquisition of Integrys, we plan to continue our current dividend policy, which would provide for a 7-8% annual increase in the dividend. At closing, we expect a further dividend increase for our shareholders to reflect the dividend policy of the combined company. In future years after closing, the projected payout target for the combined company will be 65-70 percent of earnings.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.7 billion as of September 30, 2014 compared with $22.2 billion as of December 31, 2013.

September 2014	35	Wisconsin Energy Corporation

Form 10-Q

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

We anticipate a final written order from the PSCW by the end of the year.

September 2014	36	Wisconsin Energy Corporation

Form 10-Q

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

•
A rate decrease of approximately $8 million (1.9%) for Wisconsin Electric's natural gas customers for 2013, with no rate adjustment in 2014. The Wisconsin Electric rates reflect a $6.4 million reduction in bad debt expense.

•
A rate decrease of approximately $34 million (5.5%) for Wisconsin Gas' natural gas customers for 2013, with no rate adjustment in 2014. The Wisconsin Gas rates reflect a $43.8 million reduction in bad debt expense.

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

2014 Fuel Cost Plan Request:   In July 2013, Wisconsin Electric filed its 2014 fuel cost plan with the PSCW requesting authority to decrease Wisconsin retail electric customers' rates approximately $36 million in the form of a fuel credit primarily related to a reduction in delivered coal costs. The plan was approved by the PSCW on December 20, 2013.

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

Western Gas Lateral:   We are projecting the need for additional capacity for our natural gas distribution network in the western part of Wisconsin to address reliability and meet customer demand. We filed an application with the PSCW seeking approval to construct a new natural gas lateral in March 2013. We received the final written order approving the project on July 18, 2014. The anticipated cost of the initial phase of this project is approximately
$175 million to $185 million, excluding AFUDC. We are targeting completion of this phase of the project in late 2015.

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

September 2014	37	Wisconsin Energy Corporation

Form 10-Q

The mines, which were served on an interruptible tariff rate, switched to an alternative electric supplier in September 2013. In addition, other smaller retail customers have switched to an alternative electric supplier.

We have taken, and will continue to take, multiple steps to mitigate the financial impacts associated with the loss of these customers. In August 2013, we filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP) located in the Upper Peninsula of Michigan. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan.

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

In addition, we issued a request for proposals regarding the potential purchase of PIPP in January 2014. We did not receive any proposals by the March 3, 2014 deadline. Based upon our evaluation and the lack of interest to purchase the plant, on April 15, 2014, we filed a request with MISO to retire PIPP effective October 15, 2014. On May 28, 2014, MISO informed us that they had determined the operation of all five units at PIPP is necessary for reliability purposes; therefore, the units will continue to be designated as SSR units, unless an alternative solution is identified through the stakeholder planning process.

We entered into a new SSR agreement with MISO, effective October 15, 2014, that would cover the operating costs of PIPP through December 2015. The new SSR agreement also includes, among other things, costs to comply with the Mercury and Air Toxic Standards (MATS) and a return on and of our investment in the plant. The new agreement is based on projected costs and is subject to a true-up mechanism. The estimated monthly payments under this agreement are approximately $8.1 million. The new SSR agreement is subject to FERC approval and is expected to replace the prior SSR agreement.

MISO, subject to direction from the FERC, is responsible for allocating the SSR costs to various market participants within the MISO footprint. Several interested parties, including the PSCW and the MPSC, have filed complaints with the FERC regarding the allocation of SSR costs among the different jurisdictions. On October 9, 2014, we filed a request with the FERC to hold in abeyance the change in the allocation of SSR costs among the different jurisdictions until the affected parties have further discussion regarding this issue.

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

September 2014	38	Wisconsin Energy Corporation

Form 10-Q

In January 2010, the EPA announced its decision to further lower the 2008 8-hour ozone standard. However, in September 2011, President Obama requested the EPA to delay the reconsideration of the 8-hour ozone standard. In January 2014, environmental groups petitioned the U.S. District Court for the Northern District of California to order the EPA to propose a new ozone standard by the end of 2014 and to finalize the standard by October 2015. We expect the EPA to lower the 8-hour ozone standard from its current level. The impact, if any, of a revised standard will depend on how much it is lowered, but could result in widespread areas of the country not being able to meet the new standard.

Sulfur Dioxide Standard:   In June 2010, the EPA issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard (NAAQS) that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. The EPA has since issued two technical assistance documents for comment in 2013, and in May 2014, issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

We filed comments on the proposed rule with the EPA in July 2014, and proposed a special reliability exclusion for PIPP which would recognize our request to retire the facility, and would exclude it from further modeling or monitoring requirements and subsequent emission reductions. As proposed, the rule affords state agencies latitude in rule implementation. States would have the option of modeling or monitoring to show attainment (subject to EPA approval for this selection). If the state chooses modeling and the sources in an area do not make reductions by 2017, and as a consequence the area is classified as non-attainment, then they would have to make emission reductions by 2023. Alternatively, if a state opted out of modeling and instead chose monitoring, and subsequently monitored non-attainment, then it would face a 2026 compliance date. A non-attainment designation could have negative impacts for a localized geographic area, including permitting constraints for the subject source and for other new or existing sources in the area.

We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2021-2022 timeframe, it will likely need additional SO2 reductions in order to comply with the standard.

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only PIPP will require modifications, and are planning for the addition of a dry sorbent injection system for further control of mercury and acid gases at the plant to comply with MATS. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the Michigan Department of Environmental Quality (MDEQ).

Cross-State Air Pollution Rule: In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOX) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the PIPP and increase the number of allowances issued to the states of Michigan and Wisconsin. We and a number of other parties sought judicial review of the rule. In April 2014, the United States Supreme Court issued a decision largely upholding the rule and remanding it for further proceedings consistent with the Court's order. On October 23, 2014, the U.S. Court of Appeals for the D.C. Circuit issued a decision that clears the way for the EPA to begin implementing CSAPR in 2015. In light of this decision and further proceedings by the appellate court, we are re-evaluating the rule and availability of allowances in Michigan for PIPP to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. We also expect to have excess allowances available to sell from our Wisconsin power plants.

Clean Air Visibility Rule:   The EPA issued the Clean Air Visibility Rule in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units and how BART will be addressed in the 28 states

September 2014	39	Wisconsin Energy Corporation

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

The U.S. Supreme Court decision in April 2014 that upheld the CSAPR allows for the final regional haze rulemaking activities and requirements for NOX and SO2 to proceed. We believe we will be well positioned to meet the Clean Air Visibility rule based on air quality control system additions that are already in place or planned for our generating facilities.

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

Greenhouse Gas (GHG) Regulations:   The EPA issued proposed guidelines relating to GHG emissions from existing generating units on June 18, 2014, and has announced plans to issue final rules by June 2015. The EPA also published proposed performance standards for modified and reconstructed generating units. The proposed guidelines seek to attain state-specific GHG rate reductions by 2030, and require states to submit plans as early as June 30, 2016. Single states requesting a one year extension would be required to submit plans by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit plans by June 30, 2018. The EPA is seeking GHG rate reductions in Wisconsin of 34% and in Michigan of 31% by 2030, with interim reduction goals beginning in 2020 of 30% and 27% respectively, with compliance determined by averaging reductions over the ten year period of 2020 to 2029. The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, adding new renewable energy resources, and increased demand side management. We are in the process of reviewing the proposed guidelines to determine the potential impacts to our operations, but the guidelines as currently proposed could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

In June 2014, in Utility Air Regulatory Group v. EPA, the U.S. Supreme Court struck down a portion of the EPA’s program for permitting GHG emissions under the Prevention of Significant Deterioration (PSD) and Title V programs. The Court held that a facility’s GHG emissions alone cannot trigger a requirement to obtain a permit and that the EPA did not have the authority to “tailor” the statutory permitting thresholds. The Court also upheld those portions of the EPA’s program that provide for implementation of GHG emissions limits based on the application of Best Available Control Technology for facilities already subject to PSD or Title V permitting requirements for other pollutants. We do not expect that this decision will have a material impact on our facilities.

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

September 2014	40	Wisconsin Energy Corporation

Form 10-Q

The new rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that the existing technologies at our generating facilities will allow us to demonstrate that, other than VAPP, all of our facilities satisfy the IM BTA standard. We plan to install fish protection screens at VAPP that we expect will meet the IM BTA standard.

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

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We received a new air construction permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. In 2013, we began testing various combinations of sub-bituminous coal and bituminous coal to identify any equipment limitations, and making equipment modifications to the units. On July 7, 2014, we filed an application requesting the PSCW to approve $25 million of additional capital for plant modifications that will enable testing of up to 100% Powder River Basin (sub-bituminous) coal. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to Wisconsin Electric in January 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOX emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect Units 1 and 4 to remain out of service until at least the first half of 2015. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR may revise the regulations applicable to Units 1 and 4 and allow those units to restart.

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

Pursuant to the terms of the administrative order with the WDNR, we received an “after the fact” permit in connection with the work we completed in 2000 and 2002. On October 24, 2014, the Sierra Club filed for a contested case hearing with the WDNR challenging this permit.

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

September 2014	41	Wisconsin Energy Corporation

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

September 2014	42	Wisconsin Energy Corporation

Form 10-Q

OTHER MATTERS

Litigation Relating to the Acquisition of Integrys:   Since the announcement of the acquisition, Integrys and its board of directors, along with Wisconsin Energy, have been named as defendants in ten separate purported class action lawsuits filed in Brown County, Wisconsin (three of the cases -- Rubin v. Integrys, et al., Blachor v. Integrys, et al., and Albera v. Integrys, et al.), Milwaukee County, Wisconsin (two of the cases -- Amo v. Integrys, et al. and Inman v. Integrys, et al.), Cook County, Illinois (two of the cases - Taxman v. Integrys, et al. and Curley v. Integrys, et al.), and the federal court for the Northern District of Illinois (three of the cases - Steiner v. Integrys, et al., Tri-State Joint Fund v. Integrys, et al., and Collison v. Integrys, et al.). In the Tri-State Joint Fund case, Wisconsin Energy’s CEO was also named as a defendant. The cases were brought on behalf of proposed classes consisting of shareholders of Integrys. The complaints allege, among other things, that the Integrys board members breached their fiduciary duties by failing to maximize the value to be received by Integrys’ shareholders, that Wisconsin Energy aided and abetted the breaches of fiduciary duty, and that the joint proxy statement/prospectus contains material misstatements and omissions. The complaints seek, among other things, (a) to enjoin defendants from consummating the acquisition; (b) rescission of the Merger Agreement; and (c) to direct the defendants to exercise their fiduciary duties to obtain the highest value possible for the Integrys shareholders. The Brown County and Cook County cases have been dismissed in favor of the Milwaukee County actions. Wisconsin Energy believes the cases have no merit and intends to defend the actions vigorously.

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

Risks Related to Our Pending Acquisition of Integrys

We may be unable to satisfy the conditions or obtain the approvals required to complete the acquisition of Integrys or such approvals may contain material restrictions or conditions.

Completion of the acquisition of Integrys is subject to numerous conditions, including approval of the shareholders of both Wisconsin Energy and Integrys, the approval of various government agencies and the expiration or termination of the waiting period under the HSR Act. We cannot provide assurance that we will obtain all required consents or approvals, or that the regulatory consents or approvals will not impose conditions on the completion, or require changes to the terms, of the acquisition, including restrictions on the business, operations or financial performance of the combined company. These conditions or changes could also delay or materially and adversely affect the business results and financial condition of the combined company.

The acquisition of Integrys may not be completed, which may have an adverse effect on our share price and future business and financial results.

Failure to complete the acquisition of Integrys could negatively affect Wisconsin Energy's share price, as well as our future business and financial results. If the Merger Agreement is terminated under specified circumstances set forth in the Merger Agreement, we may be required to pay Integrys a termination fee of $175 million. In addition, we must pay our own costs related to the acquisition including, among others, legal, accounting, advisory, financing fees, filing and printing costs, whether the acquisition is completed or not. For these and other reasons, a failure to complete the acquisition could materially and adversely affect our business, financial results and share price.

While the acquisition of Integrys is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the acquisition of Integrys, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Integrys’ prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to

September 2014	43	Wisconsin Energy Corporation

Form 10-Q

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

If completed, the acquisition of Integrys may not achieve its intended results.

We entered into the Merger Agreement with the expectation that the acquisition of Integrys would result in various benefits. If the acquisition is completed, achieving the anticipated benefits will be subject to a number of uncertainties, including whether Wisconsin Energy's and Integrys' businesses can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could adversely affect our business, financial results and share price.

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
Despite a United States Supreme Court decision where the Court ruled that the plaintiffs in the litigation did not have standing to claim nuisance under federal common law due to the release of GHG into the atmosphere by the defendants, states and environmental groups have lawsuits pending against electric utilities and others to force reductions in GHG emissions based upon their contribution to the alleged public nuisance of climate change.
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

September 2014	44	Wisconsin Energy Corporation

Form 10-Q

"zone" of reasonable returns on equity. FERC also indicated that it will continue its policy that an electric utility's total return on equity is limited to the zone of reasonableness. FERC has set a complaint against MISO and the transmission owners participating in MISO challenging the owners' 12.38% base return on equity for hearing. There is a risk that FERC would reduce the allowed return on equity ATC receives as a transmission owning member of MISO, which ultimately could reduce our earnings with respect to our investment in ATC.

ITEM 6. EXHIBITS

Exhibit No.

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of June 22, 2014, by and between Wisconsin Energy and Integrys. (Exhibit 2.1 to Wisconsin Energy's 06/22/2014 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2014	45	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	October 31, 2014	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2014	46	Wisconsin Energy Corporation