Form 10-K
period 2014-12-31
WISCONSIN ENERGY CORP
filed 2015-02-27
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common stock of Wisconsin Energy Corporation held by non-affiliates was $10.6 billion based upon the reported closing price of such securities as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2015):

Common Stock, $.01 Par Value,	225,506,754 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Energy Corporation's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 7, 2015, are incorporated by reference into Part III hereof.

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2014
_______________________________________

3	Wisconsin Energy Corporation

2014 Form 10-K

4	Wisconsin Energy Corporation

2014 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC
DATC	Duke-American Transmission Company
ERGSS	Elm Road Generating Station Supercritical, LLC
WECC	Wisconsin Energy Capital Corporation
Wispark	Wispark LLC
Wisvest	Wisvest LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards

5	Wisconsin Energy Corporation

2014 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
PSD	Prevention of Significant Deterioration
SIP	State Implementation Plan
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors
CPCN	Certificate of Public Convenience and Necessity
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc.
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
PUHCA 2005	Public Utility Holding Company Act of 2005
RCC	Replacement Capital Covenant dated May 11, 2007
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant
UPPCO	Upper Peninsula Power Company

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand Watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million Watts)

6	Wisconsin Energy Corporation

2014 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

7	Wisconsin Energy Corporation

2014 Form 10-K

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

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; or collective bargaining agreements with union employees or work stoppages.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; general economic conditions and, in particular, the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; energy conservation efforts; and customers moving to self-generation.

•	Timing, resolution and impact of rate cases and negotiations.

•	The impact across our service territories of the continued adoption of distributed generation by our electric customers.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•
The ability to control costs and avoid construction delays during the development and construction of new electric and natural gas distribution systems, as well as upgrades to these systems and our electric generation fleet.

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; regulatory initiatives regarding deregulation and restructuring of the electric and/or gas utility industry; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cyber security threats; the regulatory approval process for new generation and transmission facilities and new pipeline construction; adoption of new, or changes in existing, environmental, federal and state energy, tax and other laws and regulations to which we are, or may become, subject; changes in

8	Wisconsin Energy Corporation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION - (Cont'd)	2014 Form 10-K

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

•	The direct or indirect effect on our business resulting from terrorist incidents and the threat of terrorist incidents, including cyber intrusion.

•	Inflation rates.

•	The investment performance of our pension and other post-retirement benefit trusts.

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

•
The expected timing and likelihood of completion of the proposed acquisition of Integrys Energy Group, Inc. (Integrys), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or cause the parties to abandon the acquisition, the ability to successfully integrate the businesses, the ability to secure necessary financing on favorable terms, and the risk that the credit ratings of the combined company or its subsidiaries may differ from what we expect.

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

2014 Form 10-K

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

Utility Energy Segment:   Our utility energy segment consists of Wisconsin Electric and Wisconsin Gas, operating together under the trade name of "We Energies." We Energies serves approximately 1,133,600 electric customers in Wisconsin and the Upper Peninsula of Michigan. We Energies serves approximately 1,089,000 gas customers in Wisconsin and approximately 440 steam customers in metropolitan Milwaukee, Wisconsin.

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

Proposed Acquisition:   On June 22, 2014, we entered into an agreement to acquire Integrys. The proposed acquisition is scheduled to close in the second half of 2015, and is subject to the receipt of various approvals. The combined company will serve approximately 1.5 million electric customers, 2.8 million gas customers, and own approximately 60% of ATC. For additional information on this acquisition, see Corporate Strategy in Item 7 and Note D -- Proposed Acquisition in the Notes to Consolidated Financial Statements in Item 8.

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

Wisconsin Electric participates in the Midcontinent Independent System Operator (MISO) Energy Markets. The competitiveness of our generation offered in the MISO Energy Markets affects how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

10	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

Electric Sales

Our electric energy deliveries, which include supply and distribution sales to our retail and wholesale customers and distribution sales to those customers who switched to an alternative electric supplier, totaled approximately 35.1 million MWh during 2014 and approximately 33.0 million MWh during 2013. We had approximately 1,133,600 electric customers as of December 31, 2014 and 1,128,300 electric customers as of December 31, 2013.

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

Electric Sales Growth:   Our service territory experienced steady retail sales in 2014 after accounting for changes associated with customers switching to alternative electric suppliers. Assuming continuing improvement in the economy over the five-year forecast horizon, we presently anticipate that total retail electric kWh sales and the associated peak electric demand will grow at a compound annual rate of about 0.5% over the next five years. These estimates assume normal weather.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as paper, foundry, food products and machinery production, as well as to large retail chains.

Prior to September 2013, our largest retail electric customers were two iron ore mines located in the Upper Peninsula of Michigan. The mines were served on an interruptible tariff rate and switched to an alternative electric supplier effective September 1, 2013. The combined electric energy sales to the two mines accounted for 3.7% and 6.6% of our total electric utility energy sales during 2013 and 2012, respectively. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition in Item 7.

Effective February 1, 2015, the two mines returned as retail customers. We expect to defer the net revenue from those sales and apply these amounts for the benefit of Wisconsin retail electric customers in future rate proceedings. Michigan state law allows the mines to switch to an alternative electric supplier after sufficient notice.

Sales to Wholesale Customers:   During 2014, we sold wholesale electric power to two rural cooperatives, and two municipal joint action agencies located in the states of Wisconsin and Michigan. Our wholesale electric energy sales were also made to one other public utility in the region under rates approved by the Federal Energy Regulatory Commission (FERC). Wholesale sales accounted for approximately 5.7% of our total electric energy sales and 3.9% of total electric operating revenues during 2014, compared with 6.1% of total electric energy sales and 4.3% of total electric operating revenues during 2013.

Sales for Resale:   During 2014, the majority of our sales for resale were sold to one Regional Transmission Organization (RTO), at market rates based on availability of our generation and RTO demand. Sales for resale accounted for approximately 19.9% of our total electric energy sales and 7.8% of total electric operating revenues during 2014, compared with 13.6% of total electric energy sales and 4.3% of total electric operating revenues during 2013.

Electric System Reliability Matters:   Our electric sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. The Public Service Commission of Wisconsin (PSCW) has planning reserve requirements consistent with the MISO calculated planning reserve margin. The Michigan Public Service Commission (MPSC) has not yet established guidelines in this area. In accordance with the MISO calculated planning reserve margin requirements, we had adequate capacity to meet MISO calculated planning reserve margin during 2014 and expect to have adequate capacity to meet the planning reserve margin requirements during 2015. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Competition

Retail electric customers in Wisconsin currently do not have the ability to choose their electric supplier. It is uncertain when, if ever, retail access might be implemented in Wisconsin. However, Wisconsin Electric attempts to attract new customers into our service territory to increase sales in order to allocate the recovery of our costs

11	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

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

Our dependable capability by fuel type as of December 31 is shown below:

	Dependable Capability in MW (a)
	2014	2013	2012
Coal	3,707	3,822	3,828
Natural Gas - Combined Cycle	1,082	1,082	1,090
Natural Gas/Oil - Peaking Units (b)	962	962	962
Renewables (c)	155	155	107
Natural Gas - Steam Turbine (d)	118	—	—
Total	6,024	6,021	5,987

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

(c)	Includes hydroelectric, biomass and wind generation.

(d)	The Natural Gas - Steam Turbine represents the dependable capability associated with the Valley unit converted from coal to natural gas in November 2014. The remaining unit will be converted in 2015.

12	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2014, as well as an estimate for 2015:

	Estimate	Actual
	2015	2014	2013	2012
Coal	56.2%	55.7%	53.6%	43.0%
Natural Gas - Combined Cycle	11.2%	8.8%	10.1%	15.9%
Renewables	3.5%	3.8%	3.3%	3.0%
Natural Gas - Steam Turbine	0.5%	0.2%	—%	—%
Natural Gas/Oil-Peaking Units	0.3%	0.2%	0.2%	0.7%
Net Generation	71.7%	68.7%	67.2%	62.6%
Purchased Power	28.3%	31.3%	32.8%	37.4%
Total	100.0%	100.0%	100.0%	100.0%

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2014	2013	2012
Coal	$27.68	$27.97	$30.71
Natural Gas - Combined Cycle	$40.64	$32.22	$23.62
Natural Gas/Oil - Peaking Units	$129.83	$83.95	$53.40
Purchased Power	$47.47	$43.74	$41.92

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

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming and Montana, as well as from various other states. During 2015, 87% of our projected coal requirements of 12.5 million tons are under contracts which are not tied to 2015 market pricing fluctuations. At the end of 2014, our coal-fired generation consisted of six operating plants with a dependable capability of approximately 3,707 MW.

The annual tonnage amounts contracted for 2015 through 2017 are as follows:

Year	Annual Tonnage
(Thousands)

2015	10,843
2016	5,887
2017	3,417

Coal Deliveries:   Approximately 100% of our 2015 coal requirements are expected to be delivered by Wisconsin Electric-owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines, and transport coal for the Oak Creek expansion units from Pennsylvania and Wyoming. Montana and Wyoming coal for the Presque Isle Power Plant (PIPP) is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Existing coal inventory will be drawn down to fuel Valley Power Plant (VAPP) until its conversion to natural gas is complete, which is scheduled to

13	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

occur in 2015. Milwaukee County Power Plant will be fueled with coal currently stored at a dock in the Port of Milwaukee, and additional small volume purchases will be shipped to that location.

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

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants with a dependable capability of approximately 1,982 MW as of December 31, 2014.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements intended to support the plants' variable usage.

We have a program that allows us to hedge up to 65% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at PIPP, and diesel engines at the Pleasant Prairie Power Plant and VAPP. Our oil-fired generation had a dependable capability of approximately 180 MW as of December 31, 2014. Our natural gas-fired peaking units have the ability to burn oil if natural gas is not available due to delivery constraints. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Wisconsin Electric's hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 39 MW as of December 31, 2014. Of these plants, 12 plants (86 MW of installed capacity) have long-term licenses from FERC. The other plant, with an installed generating capacity of approximately 2 MW, is operated under a permit granted by another federal agency.

Wind:   We have four wind sites, consisting of 200 turbines with an installed capacity of 338 MW and a dependable capability of 66 MW.

Biomass:   We constructed a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site that went into commercial operation in November 2013. Wood waste and wood shavings are used to produce a dependable capability of approximately 50 MW of electric power as well as steam to support Domtar's papermaking operations.

14	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments as of December 31, 2014 with unaffiliated parties for the next five years:

Year	MW

2015	1,267
2016	1,267
2017	1,267
2018	1,267
2019	1,267

The above commitments include approximately 1,030 MW per year related to the Point Beach long-term power purchase agreement. The balance of these purchased power commitments is an arrangement where we buy power at a price determined monthly based on a formula tied to the gas price index.

Electric Transmission and Energy Markets

American Transmission Company:   ATC is a regional transmission company that owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan, Illinois and Minnesota. ATC is expected to provide comparable service to all customers, including Wisconsin Electric, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and Wisconsin Electric is a non-transmission owning member and customer of MISO. We owned approximately 26.2% of ATC as of December 31, 2014 and 2013. For additional information, see Note P -- Related Parties in the Notes to Consolidated Financial Statements.

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, that will build, own and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity. In April 2013, DATC acquired a 72% interest in California's Path 15 transmission line. DATC continues to evaluate new projects and opportunities, along with participating in the competitive bidding process on projects it considers viable. These projects are located in the service territories of several different regional transmission organizations around the country.

MISO:   In connection with its status as a FERC approved RTO, MISO developed and operates the Energy and Operating Reserves Markets, which includes its bid-based energy markets and ancillary services market. In 2013, MISO expanded its footprint to include entities in Mississippi, Arkansas, Texas and Missouri. This new region is referred to as MISO South. We are participants in the West region. These changes have not had a material impact on our allocation of MISO costs, and we do not expect them to have a material impact in the future. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Electric Transmission, Capacity and Energy Markets in Item 7.

15	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics for the past five years:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2014	2013	2012	2011	2010

Operating Revenues (Millions)
Residential	$1,199.3	$1,208.6	$1,163.9	$1,159.2	$1,114.3
Small Commercial/Industrial	1,052.9	1,048.0	1,013.6	1,006.9	922.2
Large Commercial/Industrial	637.0	711.9	744.3	763.7	677.1
Other - Retail	23.0	23.4	22.8	22.9	21.9
Total Retail Revenues	2,912.2	2,991.9	2,944.6	2,952.7	2,735.5
Wholesale - Other	131.9	143.7	144.4	154.0	134.6
Resale - Utilities	264.1	143.2	53.4	69.5	40.4
Other Operating Revenues	87.8	28.4	51.5	35.1	25.8
Total	3,396.0	3,307.2	3,193.9	3,211.3	2,936.3
Electric Customer Choice (a)	5.1	1.5	—	—	—
Total Operating Revenues, including customer choice	$3,401.1	$3,308.7	$3,193.9	$3,211.3	$2,936.3

MWh Sales (Thousands)
Residential	7,946.3	8,141.9	8,317.7	8,278.5	8,426.3
Small Commercial/Industrial	8,805.1	8,860.4	8,860.0	8,795.8	8,823.3
Large Commercial/Industrial	7,393.3	8,673.4	9,710.7	9,992.2	9,961.5
Other - Retail	148.7	152.3	154.8	153.6	155.3
Total Retail Sales	24,293.4	25,828.0	27,043.2	27,220.1	27,366.4
Wholesale - Other	1,852.8	1,953.5	1,566.6	2,024.8	2,004.6
Resale - Utilities	6,497.9	4,382.7	1,642.4	2,065.7	1,103.8
Total Electric Sales	32,644.1	32,164.2	30,252.2	31,310.6	30,474.8
Electric Customer Choice (a)	2,440.0	813.0	—	—	—
Total MWh Delivered	35,084.1	32,977.2	30,252.2	31,310.6	30,474.8

Customers - End of Year (Thousands)
Residential	1,015.0	1,010.5	1,008.2	1,005.5	1,003.6
Small Commercial/Industrial	115.4	114.6	114.3	113.8	113.5
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.5	2.5	2.5	2.5	2.4
Total Customers	1,133.6	1,128.3	1,125.7	1,122.5	1,120.2

Customers - Average (Thousands)	1,130.6	1,126.9	1,123.8	1,121.0	1,118.7

Degree Days (b)
Heating (6,601 Normal)	7,616	7,233	5,704	6,633	6,183
Cooling (732 Normal)	464	688	1,041	793	944

(a)	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

16	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

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

Total gas therms delivered, including customer-owned transported gas, were approximately 2,570.7 million therms during 2014, a 5.2% increase compared with 2013. As of December 31, 2014, we were transporting gas for approximately 1,800 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 42.3% of the total volumes delivered during 2014, 43.1% during 2013 and 51.3% during 2012. We had approximately 1,089,000 and 1,079,800 gas customers as of December 31, 2014 and 2013, respectively. Our peak daily send-out during 2014 was 1,949,679 Dth on January 6, 2014.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include paper, food products, chemicals and fabricated metal products. Fuel used for Wisconsin Electric's electric generation represents our largest transportation customer. Gas therms delivered to Wisconsin Electric for electric generation represents 9.3%, 10.4% and 17.2% of the total volumes delivered during 2014, 2013 and 2012, respectively.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to grow at a compound annual rate of 0.5% over the five-year period ending December 31, 2019. This forecast reflects a current year weather normalized sales level and normal weather.

Western Gas Lateral:    We are projecting the need for additional capacity for our natural gas distribution network in the western part of Wisconsin to address reliability and meet customer demand. We received PSCW approval to construct a new natural gas lateral on July 18, 2014. The anticipated cost of the initial phase of this project is approximately $175 million to $185 million, excluding Allowance for Funds Used During Construction (AFUDC). We are targeting completion of this phase of the project in late 2015.

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

17	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

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

Due to the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We target storage inventory levels at approximately 34% of forecasted winter demand; November through March is considered the winter season. Storage capacity, along with our gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We hold daily transportation and storage capacity entitlements with interstate pipeline companies as well as other service providers under varied-length long-term contracts.

Term Gas Supply:   We have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand.

Secondary Market Transactions:   Pipeline long-line and storage capacity and gas supplies under contract can be resold in secondary markets. Local distribution companies, like Wisconsin Electric and Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to the Wisconsin Electric and Wisconsin Gas approved Gas Cost Recovery Mechanisms (GCRMs). During 2014, we continued to participate in the secondary markets. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 for information on the GCRMs.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price opportunity and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

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

18	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics for the past five years:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2014	2013	2012	2011	2010

Operating Revenues (Millions)
Residential	$925.3	$712.6	$612.0	$737.4	$754.2
Commercial/Industrial	493.2	347.2	289.7	369.9	373.1
Interruptible	12.8	8.9	7.3	9.4	11.8
Total Retail Gas Sales	1,431.3	1,068.7	909.0	1,116.7	1,139.1
Transported Gas	54.2	50.8	49.4	49.2	48.0
Other Operating Revenues	10.6	(5.8)	4.2	15.3	3.1
Total Operating Revenues	$1,496.1	$1,113.7	$962.6	$1,181.2	$1,190.2

Therms Delivered (Millions)
Residential	911.5	872.0	676.4	776.8	741.2
Commercial/Industrial	553.1	499.9	390.6	461.7	429.6
Interruptible	18.6	18.1	14.6	16.0	19.4
Total Retail Gas Sales	1,483.2	1,390.0	1,081.6	1,254.5	1,190.2
Transported Gas	1,087.5	1,052.8	1,140.4	899.6	914.9
Total Therms Delivered	2,570.7	2,442.8	2,222.0	2,154.1	2,105.1

Customers - End of Year (Thousands)
Residential	993.9	985.7	980.3	975.2	971.7
Commercial/Industrial	93.2	92.3	92.0	91.5	91.3
Interruptible	0.1	0.1	0.1	0.1	0.1
Transported Gas	1.8	1.7	1.6	1.4	1.4
Total Customers	1,089.0	1,079.8	1,074.0	1,068.2	1,064.5

Customers - Average (Thousands)	1,081.5	1,074.9	1,068.9	1,064.1	1,060.2

Degree Days (a)
Heating (6,601 Normal)	7,616	7,233	5,704	6,633	6,183

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

OTHER UTILITY OPERATIONS

Steam Utility Operations:   Our steam utility generates, distributes and sells steam supplied by our VAPP and Milwaukee County Power Plant. We operate a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from VAPP. We also operate the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2014, the steam utility had $44.1 million of operating revenues from the sale of 2,865 million pounds of steam compared with $39.6 million of operating revenues from the sale of 2,750 million pounds of steam during 2013. As of December 31, 2014 and 2013, steam was used by approximately 440 customers and 445 customers, respectively, for processing, space heating, domestic hot water and humidification.

19	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7.

NON-UTILITY ENERGY SEGMENT

Our non-utility energy segment consists primarily of generating plants constructed as part of our PTF strategy. As of December 31, 2014, our PTF assets represented virtually all of our non-utility energy segment assets.

We Power

We Power, through wholly owned subsidiaries, has designed and built approximately 2,320 MW of generation in Wisconsin, which is being leased to Wisconsin Electric under long-term leases. This generation consists of approximately 1,230 MW of capacity from OC 1 and OC 2, and 1,090 MW of capacity from PWGS 1 and PWGS 2. PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. OC 1 and OC 2 were placed in service in February 2010 and January 2011, respectively. Two unaffiliated entities collectively own approximately 17%, or 200 MW, of OC 1 and OC 2.

Our PTF strategy was designed to address Wisconsin Electric's electric supply needs by increasing the electric generating capacity in Wisconsin while allowing us to maintain a diversified fuel mix, by including both new coal-fired plants and natural-gas fired plants. Because of the significant investment necessary to construct these generating units, we constructed the plants under Wisconsin's Leased Generation Law, which allows a non-utility affiliate to construct an electric generating facility and lease it to the public utility. The law allows a public utility that has entered into a lease approved by the PSCW to recover fully in its retail electric rates that portion of any payments under the lease that the PSCW has allocated to the public utility's Wisconsin retail electric service, and all other costs that are prudently incurred in the public utility's operation and maintenance of the electric generating facility allocated to the utility's Wisconsin retail electric service. In addition, the PSCW may not modify or terminate a lease it has approved under the Leased Generation Law except as specifically provided in the lease or the PSCW's order approving the lease. This law effectively created regulatory certainty in light of the significant investment being made to construct the units. All four PTF units were constructed under leases approved by the PSCW. For additional background information on our PTF strategy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Developments - Corporate Strategy - Power the Future Strategy and - Factors Affecting Results, Liquidity and Capital Resources - Power the Future in Item 7 of our Form 10-K for the year ended December 31, 2007.

For further information about our PTF strategy, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7.

Wisvest LLC

Wisvest was originally formed to develop, own and operate electric generating facilities and to invest in other energy-related entities. As a result of the change in corporate strategy to focus on our PTF strategy, Wisvest discontinued its development activity. As of December 31, 2014, Wisvest's sole operating asset and investment is Wisvest Thermal Energy Services, which provides chilled water services to the Milwaukee Regional Medical Center.

OTHER NON-UTILITY OPERATIONS

Wispark LLC and Bostco LLC

Wispark and Bostco develop and invest in real estate, and combined had $73.7 million in real estate holdings as of December 31, 2014. Wispark has developed several business parks and other commercial real estate projects, primarily in southeastern Wisconsin.

20	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

REGULATION

Wisconsin Energy Corporation

Wisconsin Energy is a holding company, but is exempt from the requirements of the Public Utility Holding Company Act of 2005 (PUHCA 2005).

Non-Utility Asset Cap:   Pursuant to the non-utility asset cap provisions of Wisconsin's public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the law exempts energy-related assets, including the generating plants constructed by We Power as part of our PTF strategy, from being counted against the asset cap provided that they are employed in qualifying businesses. As a result of these exemptions, our non-utility assets are significantly below the non-utility asset cap as of December 31, 2014.

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

21	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

The following table compares our utility energy segment operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2014:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Electric
Wisconsin - Retail	$2,889.9	85.0%	$2,874.8	86.9%	$2,808.4	87.9%
Michigan - Retail	58.8	1.7%	147.0	4.4%	187.8	5.9%
FERC - Wholesale	396.0	11.6%	286.9	8.7%	197.7	6.2%
FERC - SSR	56.4	1.7%	—	—%	—	—%
Total	3,401.1	100.0%	3,308.7	100.0%	3,193.9	100.0%

Gas - Wisconsin - Retail	1,496.1	100.0%	1,113.7	100.0%	962.6	100.0%

Steam - Wisconsin - Retail	44.1	100.0%	39.6	100.0%	34.3	100.0%
Total Utility Operating Revenues	$4,941.3		$4,462.0		$4,190.8

For additional information on our business operations in Michigan, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Michigan Business in Item 7.

The operations of Wisconsin Electric and Wisconsin Gas are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Environmental Quality (MDEQ) and the Michigan Department of Natural Resources.

Public Benefits and Renewable Portfolio Standard

2005 Wisconsin Act 141 (Act 141) established a goal that 10% of electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Under Act 141, we must meet certain minimum requirements for renewable energy generation. For the years 2010 through 2014, we were required to increase our percentage of total retail energy sales provided by renewable sources (renewable energy percentage) by at least two percentage points from our baseline renewable percentage of 2.27%. As of December 31, 2014, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. We expect to be in compliance with this standard. In addition, under this Act, 1.2% of utilities' annual operating revenues were required to be used to fund energy conservation programs in 2014. The funding required by Act 141 for 2015 is also 1.2% of annual operating revenues.

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

Non-Utility Energy Segment

We Power owns the interests in the companies that constructed the new generating capacity in our PTF strategy (collectively, the We Power project companies). These facilities are being leased on a long-term basis to Wisconsin Electric. We Power received determinations from FERC that upon the transfer of the facilities by lease to Wisconsin Electric, the We Power project companies are not deemed public utilities under the Federal Power Act and thus are not subject to FERC's jurisdiction.

Environmental permits necessary for operating the facilities are the responsibility of the operating entity, Wisconsin Electric.

22	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

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

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $1.0 million in 2014 compared with $24.7 million in 2013. Expenditures incurred during 2014 and 2013 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. No future expenditures are currently anticipated. Operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $110.3 million and $92.9 million during 2014 and 2013, respectively.

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

Oak Creek Site Landfills:   Groundwater near the sites, located in the Village of Caledonia and the City of Oak Creek, Wisconsin, was found to contain levels of molybdenum above the allowable limit prompting Wisconsin Electric to begin investigation in 2009 for the source of the molybdenum. Our study indicates that the groundwater impacts are naturally occurring or are from other sources based on groundwater flow direction and increasing concentrations of elements deeper in the ground. The WDNR began sampling work in 2011 to identify the source of the groundwater impacts and issued its report in 2013. The WDNR study found that the data was inconclusive as to the source causing the groundwater impacts. We reviewed the WDNR report and provided technical comments further supporting our position that regional ground water impacts are not a result of coal ash management activities at the Oak Creek site. The Wisconsin Department of Health Services has since increased the allowable limit for molybdenum in groundwater, and the WDNR sent a letter to residents with private wells that exceeded the earlier limit with information about the change. For additional information regarding molybdenum, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters -- Land Quality -- New Coal Combustion Products Regulation in Item 7.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

23	Wisconsin Energy Corporation

ITEM 1. BUSINESS - (Cont'd)	2014 Form 10-K

Employees:   As of December 31, 2014, we had the following number of employees:

	Total Employees	Represented Employees
Utility Energy
Wisconsin Electric	3,823	2,492
Wisconsin Gas	422	288
Total	4,245	2,780
Non-Utility Energy	—	—
Other	3	—
Total Employees	4,248	2,780

The employees represented under labor agreements were with the following bargaining units as of December 31, 2014:

	Number of Employees	Expiration Date of Current Labor Agreement
Wisconsin Electric
Local 2150 of International Brotherhood of Electrical Workers	1,728	August 15, 2017
Local 420 of International Union of Operating Engineers	524	September 30, 2017
Local 2006 Unit 1 of United Steel Workers	133	April 30, 2017
Local 510 of International Brotherhood of Electrical Workers	107	October 31, 2016
Total Wisconsin Electric	2,492

Wisconsin Gas
Local 2150 of International Brotherhood of Electrical Workers	94	August 15, 2017
Local 2006 Unit 1 of United Steel Workers	191	April 30, 2017
Local 2006 Unit 3 of United Steel Workers	3	February 29, 2016
Total Wisconsin Gas	288
Total Represented Employees	2,780

24	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 1A.	RISK FACTORS

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

The rates we are allowed to charge our customers for electric, natural gas and steam services have the most significant impact on our financial condition, results of operations and liquidity. Within our regulated energy segment, approximately 85% of our 2014 electric revenues were regulated by the PSCW, 2% were regulated by the MPSC and the balance of our electric revenues were regulated by the FERC. All of our natural gas and steam revenues are regulated by the PSCW. Rate regulation is based on providing an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent on regulatory action and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable return on equity. We defer certain costs and revenues as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured, and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be charged to income in the current period and could have a material adverse impact on our financial results.

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

25	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

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

The EPA has adopted and is in the process of implementing regulations governing the emission of NOx, SO2, fine particulate matter (PM2.5), mercury and other air pollutants under the Clean Air Act (CAA) through the National Ambient Air Quality Standards (NAAQS), the Mercury and Air Toxics Standards (MATS) rule and other air quality regulations. The EPA has also indicated that it intends to propose rules later this year that will expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters. In addition, the EPA has finalized rules governing cooling water intake structures at our power plants and proposed revisions to the effluent guidelines for steam electric generating plants under the Clean Water Act (CWA). The EPA also adopted the Cross-State Air Pollution Rule (CSAPR), which provides for limits on the interstate transport of NOx and SO2 emissions. In April 2014, the United States Supreme Court issued a decision largely upholding CSAPR and remanding it for further proceedings. In October 2014, the U.S. Court of Appeals for the D.C. Circuit issued a decision that cleared the way for the EPA to begin implementing CSAPR on January 1, 2015. Although the EPA has finalized some parts of the rule, there are several items that still need to be addressed. Therefore, there is still uncertainty as to what capital expenditures may ultimately be required to comply with these regulations.

We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. For example, we are in the process of converting the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC. These and other compliance costs we expect to incur over the next three years are included in the table under "Capital Expenditures" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal or state level which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. In addition, the operation of emission control equipment and regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants. Additional environmental legislation and regulation and the related compliance costs could affect future unit retirement and replacement decisions.

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

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance and citizen enforcement of environmental requirements has increased generally throughout the U.S. In particular, personal injury, property damage and other claims for damages alleged to have been caused

26	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

by coal combustion residuals and alleged exposure to hazardous materials have become more frequent. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of the facilities that we have previously owned and operated, regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. If we fail (or failed) to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a significant adverse effect on our results of operations and financial condition.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas (GHG) emissions. The regulation of GHG emissions continues to be a top priority for the President's administration.
The EPA is pursuing regulation of GHG emissions under the CAA. The EPA issued new rules with GHG limits for new fossil fueled power plants that became effective in June 2014. The rule does not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines.

With respect to existing generating units, the EPA issued a proposed rule in June 2014, and is expected to issue a final rule by mid-summer 2015. The proposed rule would require states to submit state plans as early as June 30, 2016. Single states requesting a one year extension would be required to submit state plans by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit state plans by June 30, 2018. We are in the process of reviewing the proposed rule to determine the potential impacts to our operations. We expect that these regulations as currently proposed would impact how we operate our existing facilities, particularly our fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

Legislation to regulate GHG emissions and establish renewable and efficiency standards has also been considered on the state level. Both Wisconsin and Michigan have adopted renewable portfolio standards and energy optimization (efficiency) targets.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with the impending regulations that will require a reduction in GHG emissions or that cost recovery will not be delayed or otherwise conditioned. These and any other related regulations may cause our environmental compliance spending over the next several years to differ materially from the amounts currently estimated. Any legislation or regulation that may ultimately be adopted, either at the federal or state level, designed to reduce GHG emissions could have a material adverse impact on our electric generation and natural gas distribution operations. Such regulation could make some of our electric generating units uneconomic to maintain or operate, and could affect unit retirement and replacement decisions. These regulations could also adversely affect our future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

Wisconsin Electric could be subject to higher costs and penalties as a result of mandatory reliability standards.

Wisconsin Electric is subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject Wisconsin Electric to higher operating costs. If Wisconsin Electric were ever found to be in noncompliance with the mandatory reliability standards it could be subject to sanctions, including substantial monetary penalties.

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

27	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

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

In June 2014, FERC issued an order revising its methodology for determining the base return on equity for jurisdictional electric utilities, including transmission owners. FERC expects its new methodology will narrow the "zone" of reasonable returns on equity. FERC also indicated that it will continue its policy that an electric utility's total return on equity is limited to the zone of reasonableness. FERC has set a complaint against MISO and the transmission owners participating in MISO challenging the owners' 12.38% base return on equity for hearing. There is a risk that FERC would reduce the allowed return on equity ATC receives as a transmission owning member of MISO, which ultimately could reduce our earnings with respect to our investment in ATC. In fact, during the fourth quarter of 2014, ATC reduced its earnings to reflect the potential for lower allowed returns on equity.

Risks Related to the Operation of Our Business

Our financial performance may be adversely affected if we are unable to successfully operate our facilities.

Our financial performance depends on the successful operation of our electric generating and distribution, as well as our gas distribution, facilities. Operation of these facilities involves many risks, including: operator error and breakdown or failure of equipment processes; fuel supply interruptions; labor disputes; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; cyber security threats; or catastrophic events such as fires, earthquakes, explosions, floods, droughts, pandemic health events such as influenzas or other similar occurrences. Unplanned outages can result in additional maintenance expenses as well as incremental replacement power costs. A decrease in revenues from these facilities or an increase in operating costs could adversely affect our results of operations and cash flows.

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

28	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

Factors beyond our control could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric and natural gas distribution infrastructure and electric generating facilities. We expect to spend an aggregate of between $3.3 billion and $3.5 billion during the period 2015 to 2019 on capital investments in our utility and non-utility energy business. These types of construction projects are subject to many of the usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the ability to obtain or the cost of labor or materials; the ability of the contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable law or regulations; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

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

Severe weather events could result in substantial damage to our electric generating and distribution facilities, as well as our gas distribution facilities and ATC's transmission lines. Our hydroelectric generation operations could be adversely affected if there is a significant change in water levels in their respective waterways. In addition, a significant reduction in water levels in waterways that supply cooling water to our power plants, whether by drought or otherwise, could restrict or prevent the operation of such facilities.

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

We face the risk of physical and cyber attacks, both threatened and actual, against our generation facilities and electric and natural gas distribution infrastructure, as well as our information and technology systems and network infrastructure, which could adversely impact our ability to generate, support and deliver electricity and natural gas, or otherwise operate our facilities in the most efficient manner or at all.

We operate in an industry that requires the continued operation of sophisticated information technology systems and network infrastructure, which are part of an interconnected regional transmission grid. In addition, in the ordinary course of business, we collect and retain sensitive information including personal identification information

29	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

about our customers and employees and other confidential information. We face on-going threats to our assets and technology systems. Despite the implementation of strong security measures, all assets and systems are potentially vulnerable to disability, failures or unauthorized access due to human error or physical or cyber attacks. If our assets or systems were to fail, be physically damaged or be breached and were not recovered in a timely manner, we may unable to perform critical business functions, and sensitive and other data could be compromised.

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

In addition to lost revenues and increased costs that we could incur as a result of a cyber attack, we may be required to incur significant costs associated with governmental actions in response to such attacks or to strengthen our information and electronic control systems. We could also need to obtain insurance coverage related to the threat of such attacks.

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

We operate in an industry that requires many of our employees to possess unique technical skill sets. Events such as an aging workforce without appropriate replacements, the mismatch of skill sets to future needs or the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. Failure to hire and obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.

30	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

Failure of a counterparty to one of our power purchase agreements could have an adverse impact on our results of operations.

We have entered into several power purchase agreements with non-affiliated companies, and continue to look for additional opportunities to enter into these agreements. Currently, sales through power purchase agreements are responsible for approximately 7.8% of our electric revenues. Revenues are dependent on the continued performance by the purchasers of their obligations under the power purchase agreements. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more purchasers could fail to perform their obligations under the power purchase agreements. If this were to occur, we would expect that any operating and other costs that were initially allocated to a defaulting customer's power purchase agreement would be reallocated among our retail customers. To the extent there is any regulatory lag to adjust rates, a customer default under a power purchase agreement could have a negative impact on our results of operations and cash flows.

We are subject to risks associated with changing customer behaviors, including energy conservation and the adoption of new technologies.

Changes in customer behaviors in response to changing conditions and preferences or changes in the adoption of technologies could affect the consumption of electricity. Customers could voluntarily reduce their consumption of electricity, natural gas and steam in response to decreases in their disposable income, increases in energy prices and/or individual conservation efforts. With respect to customer behavior, federal and state programs exist to influence how customers use energy. In addition, Wisconsin and Michigan have adopted energy efficiency targets to reduce energy consumption by certain dates. The adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies use less energy than their older counterparts. On the other hand, new technologies such as electric vehicles can create additional demand for energy. As part of our planning process, we estimate the impacts of changes in customer behavior, government programs, energy efficiency mandates and new technologies, but risks remain.

Any of these matters, as well as any regulatory lag to adjust rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could have a negative impact on our results of operations and cash flows. In addition, any higher costs that are collected through rates could contribute to reduced demand for electricity, natural gas or steam, which could adversely impact our results of operations and financial condition.

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

31	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

to a rating downgrade, an economic downturn or uncertainty, prevailing market conditions, concerns over foreign economic conditions and/or the ability of foreign governments and central banks to respond to changing economic conditions, changes in tax policy, war or the threat of war, the overall health of the utility and financial institution industries, a negative view of the utility industry, bankruptcy or financial distress at a financial institution or sovereign entity or other factors, our ability to implement our business plan could be limited which could materially and adversely affect our results of operations.

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

Wisconsin Electric burns natural gas in several of its peaking power plants and in PWGS 1 and PWGS 2, and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. Disruption in the supply of natural gas due to a curtailment in production or distribution can increase the cost of natural gas, as can international market conditions and demand for natural gas. In addition, the availability of shale gas and potential regulations affecting its accessibility may have a material impact on the supply and cost of natural gas. Higher natural gas costs can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. Additionally, high natural gas costs increase our working capital requirements and could adversely impact our collection of accounts receivable.

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

32	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

coal units and replace this lost generation through additional power purchases in the MISO market. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed which could adversely affect our cash flows.

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

Michigan has adopted retail choice. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines located in the Upper Peninsula of Michigan are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

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

These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

Poor investment performance of benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.

We have significant obligations related to pension and other post-retirement benefit plans. Our cost of providing these plans is dependent upon a number of factors including actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. A decline in the market value of these assets may increase our funding requirements. Changes in interest rates affect plan liabilities - as rates decrease, the liabilities increase, which could increase our funding requirements. Changes in demographics, such as an increase in the number of retirements or changes in life expectancy assumptions, may also increase our funding requirements. Changes made to the plans may also impact

33	Wisconsin Energy Corporation

ITEM 1A. RISK FACTORS - (Cont'd)	2014 Form 10-K

current and future pension costs. In addition, it is possible that medical costs for both active and retired employees may increase at a rate that is significantly higher than we currently anticipate. If we are unable to successfully manage our benefit plan assets and medical costs, our cash flows, financial condition or results of operations could be adversely impacted.

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

Risks Related to Our Proposed Acquisition of Integrys

We may be unable to satisfy the conditions or obtain the approvals required to complete the acquisition of Integrys or such approvals may contain material restrictions or conditions.

Completion of the acquisition of Integrys remains subject to the approval of various government agencies. We cannot provide assurance that we will obtain all required consents or approvals, or that the regulatory consents or approvals will not impose conditions on the completion, or require changes to the terms, of the acquisition, including restrictions on the business, operations or financial performance of the combined company. These conditions or changes could also delay or materially and adversely affect the business results and financial condition of the combined company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

34	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 2.	PROPERTIES

We own our principal properties outright, except that the major portion of our electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or under streets and highways and on land owned by others and are generally subject to granted easements, consents or permits.

As of December 31, 2014, we owned the following generating assets:

		No. of	Dependable
		Generating	Capability
Name	Fuel	Units	In MW (a)
Coal-Fired Plants
South Oak Creek	Coal	4	993
Oak Creek Expansion	Coal	2	1,057
Presque Isle	Coal	5	344
Pleasant Prairie	Coal	2	1,188
Valley Power Plant	Coal	1	118
Milwaukee County	Coal	3	7
Total Coal-Fired Plants		17	3,707
Natural Gas-Fired Plants
Valley Power Plant	Gas	1	118
Port Washington Generating Station	Gas	2	1,082
Germantown Combustion Turbines	Gas/Oil	5	258
Concord Combustion Turbines	Gas/Oil	4	352
Paris Combustion Turbines	Gas/Oil	4	352
Other Combustion Turbines & Diesel	Gas/Oil	2	—
Total Natural Gas-Fired Plants		18	2,162
Renewables
Hydro Plants (13 in number)		33	39
Rothschild Biomass Plant	Biomass	1	50
Byron Wind Turbines	Wind	2	—
Blue Sky Green Field	Wind	88	29
Glacier Hills	Wind	90	32
Montfort Wind Energy Center	Wind	20	5
Total Renewables		234	155
Total System		269	6,024

(a)
Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values are established by tests and may change slightly from year to year. Dependable capability for the wind sites is determined based on a capacity factor of approximately 20%.

As of December 31, 2014, we operated approximately 21,457 pole-miles of overhead distribution lines and 24,303 miles of underground distribution cable, as well as approximately 350 distribution substations and 295,461 line transformers.

As of December 31, 2014, our gas distribution system included approximately 21,382 miles of distribution and transmission mains connected at 184 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Pipeline Company, Great Lakes Transmission Company, Viking Gas Transmission and Michigan Consolidated Gas Company. We have liquefied natural gas storage plants which convert and store, in liquefied form, natural gas received during periods of low consumption. The liquefied natural gas storage plants have a send-out capability of 73,600 Dth per day. We also have propane air systems for peaking purposes. These propane air systems will provide approximately

35	Wisconsin Energy Corporation

ITEM 2. PROPERTIES - (Cont'd)	2014 Form 10-K

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

As of December 31, 2014, the combined steam systems supplied by the VAPP and Milwaukee County Power Plant consisted of approximately 42 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

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

Paris Generating Station:   See Factors Affecting Results, Liquidity and Capital Resources -- Other Matters for information concerning a contested case on the replacement of certain turbine blades as part of maintenance performed on Units 1 and 4 at our Paris Generating Station (PSGS).

Solvay Coke and Gas Site:   Wisconsin Electric and Wisconsin Gas have been identified as potentially responsible parties at the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. A predecessor company of Wisconsin Electric owned a parcel of property that is within the property boundaries of the site. A predecessor company of Wisconsin Gas had a customer and corporate relationship with the entity that owned and operated the site. In 2007, Wisconsin Electric, Wisconsin Gas and several other parties entered into an Administrative Settlement Agreement and Order with the EPA to perform additional investigation and assessment and reimburse the EPA's oversight costs. Site investigations led to the submission of a draft remedial investigation report to the EPA in June 2014. The EPA issued subsequent comments which we addressed. Under the Administrative Settlement Agreement, neither Wisconsin Electric nor Wisconsin Gas admits to any liability for the site, waives any liability defenses, or commits to perform future site remedial activities. The companies' share of the costs to perform the required work and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

36	Wisconsin Energy Corporation

ITEM 3. LEGAL PROCEEDINGS - (Cont'd)	2014 Form 10-K

OTHER MATTERS

Litigation Relating to the Acquisition of Integrys:   Since the announcement of the proposed acquisition, Integrys and its board of directors, along with Wisconsin Energy, have been named as defendants in ten separate purported class action lawsuits filed in Brown County, Wisconsin (three of the cases -- Rubin v. Integrys, et al., Blachor v. Integrys, et al., and Albera v. Integrys, et al.), Milwaukee County, Wisconsin (two of the cases -- Amo v. Integrys, et al. and Inman v. Integrys, et al.), Cook County, Illinois (two of the cases - Taxman v. Integrys, et al. and Curley v. Integrys, et al.), and the federal court for the Northern District of Illinois (three of the cases - Steiner v. Integrys, et al., Tri-State Joint Fund v. Integrys, et al., and Collison v. Integrys, et al.). In the Tri-State Joint Fund case, Wisconsin Energy’s CEO was also named as a defendant. The cases were brought on behalf of proposed classes consisting of shareholders of Integrys. The complaints allege, among other things, that the Integrys board members breached their fiduciary duties by failing to maximize the value to be received by Integrys’ shareholders, that Wisconsin Energy aided and abetted the breaches of fiduciary duty, and that the joint proxy statement/prospectus contains material misstatements and omissions. The complaints seek, among other things, (a) to enjoin defendants from consummating the acquisition; (b) rescission of the Merger Agreement; and (c) to direct the defendants to exercise their fiduciary duties to obtain the highest value possible for the Integrys shareholders. The Brown County and Cook County cases have been dismissed in favor of the Milwaukee County actions. On November 12, 2014, the parties entered into a Memorandum of Understanding which provides the basis for a complete settlement of these actions. Wisconsin Energy anticipates that a Stipulation of Settlement will be presented to the Court for approval during the second quarter of 2015.

For information concerning our PTF strategy, including the Settlement Agreement with Bechtel Power Corporation (Bechtel), see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

37	Wisconsin Energy Corporation

2014 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2014 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa.   Age 64.

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

Stephen P. Dickson.   Age 54.

•	Wisconsin Energy -- Vice President since 2005. Controller since 2000.

•	Wisconsin Electric -- Vice President since 2005. Controller since 2000.

•	Wisconsin Gas -- Vice President since 2005. Controller since 1998.

J. Kevin Fletcher.   Age 56.

•	Wisconsin Electric -- Senior Vice President since October 2011.

•	Wisconsin Gas -- Senior Vice President since October 2011.

•
Georgia Power -- Vice President - Community and Economic Development from 2007 to October 2011. Georgia Power is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Robert M. Garvin.   Age 48.

•	Wisconsin Energy -- Senior Vice President since April 2011.

•	Wisconsin Electric -- Senior Vice President since April 2011.

•	Wisconsin Gas -- Senior Vice President since April 2011.

•	American Transmission Co. -- Vice President and General Counsel from 2009 to April 2011.

J. Patrick Keyes.   Age 49.

•	Wisconsin Energy -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to January 2013. Vice President from April 2011 to August 2012.

•	Wisconsin Electric -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to January 2013. Vice President from April 2011 to August 2012.

•	Wisconsin Gas -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to January 2013. Vice President from April 2011 to August 2012.

•	Accenture -- Senior Executive from September 2001 to March 2011.

Allen L. Leverett.   Age 48.

•	Wisconsin Energy -- President since August 2013. Executive Vice President from May 2004 to July 2013. Chief Financial Officer from July 2003 to February 2011.

•	Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 to February 2011.

•	Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 to February 2011.

Susan H. Martin.   Age 62.

•
Wisconsin Energy -- Executive Vice President and General Counsel since March 2012. Corporate Secretary since December 2007. Vice President and Associate General Counsel from December 2007 to February 2012.

38	Wisconsin Energy Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT - (Cont'd)	2014 Form 10-K

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

NUMBER OF COMMON STOCKHOLDERS

As of December 31, 2014, based upon the number of Wisconsin Energy Corporation stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had approximately 38,110 registered stockholders.

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

On January 15, 2015, the Board of Directors increased the quarterly dividend to $0.4225 per share effective with the first quarter of 2015 dividend payment, which would result in annual dividends of $1.69 per share. In addition, the Board affirmed our dividend policy that targets a dividend payout ratio of 65-70% of earnings in 2017.

Range of Wisconsin Energy Common Stock Prices and Dividends:

	2014			2013
Quarter	High	Low	Dividend	High	Low	Dividend

First	$46.76	$40.17	$0.39	$42.95	$37.03	$0.3400
Second	$49.21	$44.03	0.39	$45.00	$39.04	0.3400
Third	$47.02	$41.90	0.39	$44.01	$39.52	0.3825
Fourth	$55.39	$43.01	0.39	$43.00	$39.83	0.3825
Annual	$55.39	$40.17	$1.56	$45.00	$37.03	$1.4450

39	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2014	2013	2012	2011	2010
Year Ended December 31
Net income - Continuing Operations (Millions)	$588.3	$577.4	$546.3	$512.8	$454.4
Earnings per share - Continuing Operations
Basic	$2.61	$2.54	$2.37	$2.20	$1.94
Diluted	$2.59	$2.51	$2.35	$2.18	$1.92

Dividends per share of common stock	$1.56	$1.445	$1.20	$1.04	$0.80

Operating revenues (Millions)
Utility energy	$4,941.3	$4,462.0	$4,190.8	$4,431.5	$4,165.3
Non-utility energy	447.1	446.7	439.9	435.1	320.2
Eliminations and Other	(391.3)	(389.7)	(384.3)	(380.2)	(283.0)
Total operating revenues	$4,997.1	$4,519.0	$4,246.4	$4,486.4	$4,202.5

As of December 31 (Millions)
Total assets	$15,163.4	$14,769.4	$14,285.0	$13,862.1	$13,059.8
Long-term debt (including current maturities) and capital lease obligations	$4,610.5	$4,705.4	$4,865.9	$4,646.9	$4,405.4
Common Stock Closing Price	$52.74	$41.34	$36.85	$34.96	$29.43

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA

	(Millions of Dollars, Except Per Share Amounts) (a)
	March		June
Three Months Ended	2014	2013	2014	2013
Operating revenues	$1,695.0	$1,275.2	$1,043.7	$1,012.3
Operating income	$381.8	$321.0	$240.7	$229.5
Total net income	$207.6	$176.6	$133.0	$119.0

Earnings per share of common stock (b)
Basic	$0.92	$0.77	$0.59	$0.52
Diluted	$0.91	$0.76	$0.58	$0.52

	September		December
Three Months Ended	2014	2013	2014	2013
Operating revenues	$1,033.3	$1,053.2	$1,225.1	$1,178.3
Operating income	$246.1	$258.0	$243.5	$271.6
Total net income	$126.3	$137.5	$121.4	$144.3

Earnings per share of common stock (b)
Basic	$0.56	$0.61	$0.54	$0.64
Diluted	$0.56	$0.60	$0.53	$0.63

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b)	Quarterly earnings per share may not total to the amounts reported for the year because the computation is based on the weighted average common shares outstanding during each quarter.

40	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

CORPORATE STRATEGY

Business Opportunities

Acquisition:   On June 22, 2014, we entered into an agreement to acquire Integrys. The proposed acquisition is scheduled to close in the second half of 2015, and is subject to the receipt of various approvals. This acquisition is in alignment with our corporate strategy to invest in regulated electric and gas businesses. We expect the acquisition to:

•	Add approximately $6.6 billion of regulated fixed assets;

•	Add 0.5 million electric customers;

•	Add 1.7 million gas customers; and

•	Increase our ownership of ATC to 60% from 26.2%.

For additional information on this acquisition, see Note D -- Proposed Acquisition in the Notes to Consolidated Financial Statements.

Additional Investment Opportunities:   Our primary investment opportunities are in three areas: our regulated utility business; our investment in ATC; and our generation plants within our non-utility energy segment.

Our regulated utility business primarily consists of electric generation assets and the electric and gas distribution assets that serve our electric and gas customers under the trade name of We Energies. We Energies operates under a traditional rate regulated cost of service environment. During 2014, our regulated utility earned $770.2 million of operating income. Over the next five years, we currently expect to invest between $3.2 billion and $3.4 billion in this business.

We have a 26.2% ownership interest in ATC, a MISO member company regulated by FERC. Our investment in ATC totaled $424.1 million as of December 31, 2014, and our 2014 pre-tax earnings from ATC totaled $66.0 million. Over the next five years, in addition to any potential investment through our undistributed earnings in ATC, on a stand-alone basis we expect to make capital contributions of approximately $130 million in ATC as it continues to invest in transmission projects.

Our non-utility energy segment consists primarily of the four generation plants constructed as part of our PTF strategy. All four plants have been placed in service and are being leased to Wisconsin Electric under long-term leases that run for 25 years (PWGS 1 and PWGS 2) and 30 years (OC 1 and OC 2). We recognize revenues on a levelized basis over the life of the leases. Our operating income from our non-utility business totaled $368.2 million during 2014. Over the next five years, we expect to invest approximately $130 million in this segment. These investments should provide additional earnings.

41	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income for 2014, 2013 and 2012:

Wisconsin Energy Corporation	2014	2013	2012
	(Millions of Dollars)

Utility Energy	$770.2	$719.4	$647.7
Non-Utility Energy	368.2	367.1	358.8
Corporate and Other (a)	(26.3)	(6.4)	(6.2)
Total Operating Income	1,112.1	1,080.1	1,000.3
Equity in Earnings of Transmission Affiliate	66.0	68.5	65.7
Other Income and Deductions, net	13.4	18.8	34.8
Interest Expense, net	241.5	252.1	248.2
Income Before Income Taxes	950.0	915.3	852.6
Income Tax Expense	361.7	337.9	306.3
Net Income	$588.3	$577.4	$546.3

Diluted Earnings Per Share	$2.59	$2.51	$2.35

(a) External costs related to the proposed acquisition of Integrys reduced our 2014 earnings by $0.06 per share.

An analysis of contributions to operating income by segment and a more detailed analysis of results follows.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

The following table summarizes our utility energy segment's operating income during 2014, 2013 and 2012:

Utility Energy Segment	2014	2013	2012
	(Millions of Dollars)
Operating Revenues
Electric	$3,401.1	$3,308.7	$3,193.9
Gas	1,496.1	1,113.7	962.6
Other	44.1	39.6	34.3
Total Operating Revenues	4,941.3	4,462.0	4,190.8
Operating Expenses
Fuel and Purchased Power	1,228.1	1,158.1	1,103.8
Cost of Gas Sold	1,036.1	674.1	545.8
Other Operation and Maintenance	1,462.7	1,522.0	1,476.5
Depreciation and Amortization	340.6	320.2	296.4
Property and Revenue Taxes	121.0	116.2	120.6
Total Operating Expenses	4,188.5	3,790.6	3,543.1
Treasury Grant	17.4	48.0	—
Operating Income	$770.2	$719.4	$647.7

An analysis of the utility energy segment follows.

42	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2014 with similar information for 2013 and 2012, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			MWh Sales
Electric Utility Operations	2014	2013	2012	2014	2013	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$1,199.3	$1,208.6	$1,163.9	7,946.3	8,141.9	8,317.7
Small Commercial/Industrial	1,052.9	1,048.0	1,013.6	8,805.1	8,860.4	8,860.0
Large Commercial/Industrial	637.0	711.9	744.3	7,393.3	8,673.4	9,710.7
Other - Retail	23.0	23.4	22.8	148.7	152.3	154.8
Total Retail	2,912.2	2,991.9	2,944.6	24,293.4	25,828.0	27,043.2
Wholesale - Other	131.9	143.7	144.4	1,852.8	1,953.5	1,566.6
Resale - Utilities	264.1	143.2	53.4	6,497.9	4,382.7	1,642.4
Other Operating Revenues	87.8	28.4	51.5	—	—	—
Total	3,396.0	3,307.2	3,193.9	32,644.1	32,164.2	30,252.2
Electric Customer Choice (a)	5.1	1.5	—	2,440.0	813.0	—
Total, including electric customer choice	3,401.1	3,308.7	3,193.9

Fuel and Purchased Power
Fuel	656.6	611.1	541.6
Purchased Power	557.4	533.4	548.7
Total Fuel and Purchased Power	1,214.0	1,144.5	1,090.3
Total Electric Gross Margin	$2,187.1	$2,164.2	$2,103.6

Weather - Degree Days (b)
Heating (6,601 Normal)				7,616	7,233	5,704
Cooling (732 Normal)				464	688	1,041

(a)	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2014 vs. 2013:   Our electric utility operating revenues increased by $92.4 million, or 2.8%, when compared to 2013. The most significant factors that caused a change in revenues were:

•
A $120.9 million increase in sales for resale because of increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program and increased availability of our generating units. The margin on these sales is used to reduce fuel costs for our retail customers.

•
A $78.4 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013. See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Michigan Business, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•
A $59.4 million increase in other operating revenues, primarily driven by the recognition of $56.4 million related to revenues under the System Support Resource (SSR) agreement with MISO. See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Michigan Business -- SSR Payments for further discussion.

•	Wisconsin net retail pricing increases of $38.3 million, which are primarily related to our 2013 Wisconsin Rate Case.

43	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

•	Unseasonably cool summer weather which decreased electric revenues by an estimated $45.8 million.

As measured by cooling degree days, 2014 was 36.6% cooler than normal, and 32.6% cooler than 2013 due to mild second and third quarters. The unfavorable impact of the cool summer weather was partially offset by the cold winter weather. Residential sales decreased by 2.4%, primarily due to the weather. Sales to our large commercial/industrial customers decreased by 14.8% primarily because of the loss of the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 1.1%. The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers switched to an alternative electric supplier.

Effective February 1, 2015, the two mines returned as retail customers. We expect to defer the net revenue from those sales and apply these amounts for the benefit of Wisconsin retail electric customers in future rate proceedings. Michigan state law allows the mines to switch to an alternative electric supplier after sufficient notice.

2013 vs. 2012:   Our electric utility operating revenues increased by $114.8 million, or 3.6%, when compared to 2012. The most significant factors that caused a change in revenues were:

•
Wisconsin net retail pricing increases of $115.6 million ($177.7 million less $62.1 million related to Section 1603 Renewable Energy Treasury Grant (Treasury Grant) bill credits), which are primarily related to our 2013 Wisconsin Rate Case. For information on the Treasury Grant and the rate order in the 2013 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments and -- Utility Rates and Regulatory Matters, respectively.

•	An $89.8 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A $48.0 million decrease in large commercial/industrial sales due to the two iron ore mines that switched to an alternative electric supplier effective September 1, 2013.

•
A $23.1 million decrease in other operating revenues, primarily driven by the amortization of $25.9 million in 2012 related to proceeds we received as part of a settlement with the United States Department of Energy (DOE) regarding the DOE's failure to remove spent nuclear fuel from Point Beach.

•	A return to more normal summer weather as compared to 2012 that decreased electric revenues by an estimated $17.7 million.

As measured by cooling degree days, 2013 was 5.8% cooler than normal, and 33.9% cooler than 2012. Residential sales decreased by 2.1%, primarily due to the weather. Sales to our large commercial/industrial customers decreased by 10.7% primarily because of the loss of the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.0%. Wholesale - Other sales increased 24.7% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

Electric Fuel and Purchased Power Expenses

2014 vs. 2013:   Our electric fuel and purchased power costs increased by $69.5 million, or approximately 6.1%, when compared to 2013. This increase was primarily caused by a 1.5% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices.

2013 vs. 2012:   Our electric fuel and purchased power costs increased by $54.2 million, or approximately 5.0%, when compared to 2012. This increase was primarily caused by a 6.3% increase in total MWh sales, partially offset by a decrease in our average cost of fuel because of outage timing and a decrease in coal costs.

44	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2014, 2013 and 2012.

Gas Utility Operations	2014	2013	2012
	(Millions of Dollars)

Operating Revenues	$1,496.1	$1,113.7	$962.6
Cost of Gas Sold	1,036.1	674.1	545.8
Gross Margin	$460.0	$439.6	$416.8

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under GCRMs. Our average cost of gas per therm during 2014, 2013 and 2012 was $0.70, $0.48 and $0.50, respectively. The following table compares our gas utility gross margin and therm deliveries by customer class during 2014, 2013 and 2012:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2014	2013	2012	2014	2013	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$291.8	$284.2	$267.9	911.5	872.0	676.4
Commercial/Industrial	104.6	96.5	88.8	553.1	499.9	390.6
Interruptible	1.9	1.8	1.7	18.6	18.1	14.6
Total Retail	398.3	382.5	358.4	1,483.2	1,390.0	1,081.6
Transported Gas	55.1	51.7	52.9	1,087.5	1,052.8	1,140.4
Other Operating	6.6	5.4	5.5	—	—	—
Total	$460.0	$439.6	$416.8	2,570.7	2,442.8	2,222.0

Weather - Degree Days (a)
Heating (6,601 Normal)				7,616	7,233	5,704

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2014 vs. 2013:   Our total retail gas margin increased by $15.8 million, or approximately 4.1%, when compared to 2013, primarily because of colder winter weather in 2014. We estimate that colder winter weather increased gas margins by approximately $11.2 million. As measured by heating degree days, 2014 was 5.3% colder than 2013 and 15.4% colder than normal.

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

Other Operation and Maintenance Expense

2014 vs. 2013:   Our other operation and maintenance expense decreased by $59.3 million, or approximately 3.9%, when compared to 2013. This decrease was primarily driven by lower benefit costs related to pensions and medical costs.

Our utility operation and maintenance expenses are influenced by, among other things, labor costs, employee benefit costs, plant outages and amortization of regulatory assets.

45	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

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

Depreciation and Amortization Expense

2014 vs. 2013:   Depreciation and Amortization expense increased by $20.4 million, or approximately 6.4%, when compared to 2013. This increase was primarily because of an overall increase in utility plant in service as a result of the biomass plant that went into service in November 2013. For additional information on the biomass facility, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters -- Renewables, Efficiency, and Conservation.

2013 vs. 2012:   Depreciation and Amortization expense increased by $23.8 million, or approximately 8.0%, when compared to 2012. This increase was primarily because of an overall increase in utility plant in service. In addition to the biomass facility that went into service in November 2013, the emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March 2012, and for units 7 and 8 in September 2012.

Treasury Grant

During 2014, we recognized $17.4 million of income related to a Treasury Grant associated with the completion of the biomass plant, compared to $48.0 million in 2013. The lower grant income corresponds to the lower bill credits provided to our retail electric customers in Wisconsin in 2014. For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (PWGS 1, PWGS 2, OC 1 and OC 2).

This segment reflects the lease revenues on the PTF units as well as the depreciation expense. Operating and maintenance costs and limited management fees associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility segment.

	2014	2013	2012
	(Millions of Dollars)

Operating Revenues	$447.1	$446.7	$439.9
Operation and Maintenance Expense	11.4	12.5	14.0
Depreciation Expense	67.5	67.1	67.1
Operating Income	$368.2	$367.1	$358.8

2014 vs. 2013:   Non-utility energy segment operating income increased $1.1 million, or approximately 0.3%, when compared to 2013.

2013 vs. 2012:   Non-utility energy segment operating income increased $8.3 million, or approximately 2.3%, when compared to 2012. The increase primarily relates to the increase in operating revenues related to the final approved construction costs for the Oak Creek expansion as part of the 2013 Wisconsin Rate Case.

46	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME

2014 vs. 2013:   Corporate and other affiliates had an operating loss of $26.3 million in 2014 compared with an operating loss of $6.4 million in 2013. The increase in operating loss is primarily attributable to approximately $14.6 million, or $0.06 per share, of external costs related to the proposed acquisition of Integrys.

2013 vs. 2012:   Corporate and other affiliates had an operating loss of $6.4 million in 2013 compared with an operating loss of $6.2 million in 2012.

CONSOLIDATED OTHER INCOME AND DEDUCTIONS, NET

Other Income and Deductions, net	2014	2013	2012
	(Millions of Dollars)

AFUDC - Equity	$5.6	$18.3	$35.3
Gain on Property Sales	7.5	0.8	2.7
Other, net	0.3	(0.3)	(3.2)
Total Other Income and Deductions, net	$13.4	$18.8	$34.8

2014 vs. 2013:   Other income and deductions, net decreased by approximately $5.4 million, or 28.7%, when compared to 2013. This decrease primarily relates to lower AFUDC - Equity related to the biomass plant going into service in November 2013, partially offset by an increased gain on property sales.

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

CONSOLIDATED INTEREST EXPENSE, NET

Interest Expense, net	2014	2013	2012
	(Millions of Dollars)

Gross Interest Costs	$244.5	$261.5	$264.1
Less: Capitalized Interest	3.0	9.4	15.9
Interest Expense, net	$241.5	$252.1	$248.2

2014 vs. 2013:   Our net interest expense decreased by $10.6 million, or 4.2%, as compared to 2013 primarily because of lower debt levels and lower average interest rates on long-term debt. Our capitalized interest decreased by $6.4 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013.

2013 vs. 2012:   Our net interest expense increased by $3.9 million, or 1.6%, as compared to 2012 primarily because of lower capitalized interest. Our capitalized interest decreased by $6.5 million primarily because of lower construction work in progress.

CONSOLIDATED INCOME TAX EXPENSE

2014 vs. 2013:   Our effective tax rate applicable to continuing operations was 38.1% in 2014 compared to 36.9% in 2013. This increase in our effective tax rate was due to reduced tax benefits associated with Treasury Grant income, decreased AFUDC - Equity and non-deductible acquisition related expenses. For further information, see

47	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Note G -- Income Taxes in the Notes to Consolidated Financial Statements. We expect our 2015 annual effective tax rate to be between 37.0% and 38.0%.

2013 vs. 2012:   Our effective tax rate applicable to continuing operations was 36.9% in 2013 compared to 35.9% in 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and AFUDC - Equity.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2014, 2013 and 2012:

	2014	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$1,197.7	$1,231.0	$1,173.9
Investing Activities	$(756.8)	$(745.8)	$(729.6)
Financing Activities	$(405.0)	$(494.8)	$(422.8)

Operating Activities

2014 vs. 2013:   Cash provided by operating activities was $1,197.7 million during 2014, which was a decrease of $33.3 million when compared to 2013. During 2014, we experienced higher net income, depreciation expense and favorable cash flows from accounts receivable, primarily because of the timing of the Treasury Grant. More than offsetting these favorable items were increases in working capital related to natural gas in storage and increases in regulatory assets.

2013 vs. 2012:   Cash provided by operating activities was $1,231.0 million during 2013, which was an increase of $57.1 million over 2012. The increase is primarily because of lower contributions to our qualified benefit plans and higher non-cash charges to earnings. During 2013, we made no contributions to our qualified benefit plans, compared to contributions of $100 million during 2012. In addition, we had higher net income, depreciation expense and amortization expense. Included in the higher amortization expense is a $77.9 million increase in the amortization of regulatory items. Partially offsetting these items is an increase in accounts receivable and accrued revenues of $201.2 million because of colder winter weather and the Treasury Grant.

Investing Activities

2014 vs. 2013:   Cash used in investing activities was $756.8 million during 2014, which was $11.0 million higher than 2013. This increase was driven by an increase of $48.7 million in capital expenditures, primarily because of starting the conversion of the fuel source for VAPP from coal to natural gas. This increase in cash used in investing activities was partially offset by an increase in proceeds received from asset sales and a decrease of cost of removal, net of salvage.

The following table identifies capital expenditures by year:

Capital Expenditures	2014	2013	2012
	(Millions of Dollars)

Utility	$689.9	$657.9	$697.3
We Power	41.1	26.1	5.5
Other	5.1	3.4	4.2
Total Capital Expenditures	$736.1	$687.4	$707.0

48	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

2013 vs. 2012:   Cash used in investing activities was $745.8 million during 2013, which was $16.2 million higher than 2012. Our change in restricted cash decreased by $40.1 million, which is related to the 2012 release of restricted cash through bill credits and the reimbursement of costs associated with the proceeds we received from the settlement with the DOE. Our capital expenditures decreased by $19.6 million during 2013 as compared to 2012, primarily because of decreased spending as the Oak Creek AQCS project went into service in 2012.

Financing Activities

The following table summarizes our cash flows from financing activities:

	2014	2013	2012
	(Millions of Dollars)

Dividends on Common Stock	$(352.0)	$(328.9)	$(276.3)
Common Stock Repurchased, Net	(72.9)	(174.9)	(103.4)
Net Increase (Decrease) in Debt	5.9	(3.4)	(43.8)
Other	14.0	12.4	0.7
Cash Used in Financing	$(405.0)	$(494.8)	$(422.8)

2014 vs. 2013:   Cash used in financing activities was $405.0 million during 2014, compared to $494.8 million during 2013. The decrease in cash used in financing activities was primarily driven by a decrease in common stock repurchased as a result of our Board of Directors terminating our share repurchase program in connection with the proposed acquisition of Integrys. During 2014, we repurchased $18.6 million of common stock as compared to $126.0 million in 2013 as part of the share repurchase program. See Note H -- Common Equity for additional information on share repurchases. Our dividends paid on common stock increased by $23.1 million during 2014 as compared to 2013, as a result of increases in the quarterly common stock dividend of 12.5% and 2.0% in the third quarter of 2013 and first quarter of 2014, respectively.

2013 vs. 2012:   Cash used in financing activities was $494.8 million during 2013, compared to $422.8 million during 2012. Our dividends paid on common stock increased by $52.6 million during 2013 as compared to 2012, as a result of increases in the quarterly common stock dividend of 13.3% and 12.5% in the first and third quarter, respectively. In 2013, we repurchased approximately 3.0 million shares in the open market at a total cost of $126.0 million, compared to 1.5 million shares at a cost of $51.8 million in 2012 pursuant to a share repurchase program that expired at the end of 2013.

No new shares of Wisconsin Energy's common stock were issued in 2014, 2013 or 2012. During these years, our independent plan agents purchased, in the open market, 2.3 million shares at a cost of $104.6 million, 2.4 million shares at a cost of $97.4 million and 2.8 million shares at a cost of $101.4 million, respectively, to fulfill exercised stock options and restricted stock awards. In 2014, 2013 and 2012, we received proceeds of $50.3 million, $48.5 million and $49.8 million, respectively, related to the exercise of stock options. In addition, we instructed our independent agents to purchase shares of our common stock in the open market to satisfy our obligations under our stock purchase and dividend reinvestment plan and various employee benefit plans.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital
As of December 31, 2014, our current liabilities exceeded our current assets by approximately $133.3 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for ongoing operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

49	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities.

For our existing business, we currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets and internally generated cash.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

As of December 31, 2014, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities. As of December 31, 2014, we had approximately $617.6 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During 2014, our maximum commercial paper outstanding was $721.4 million with a weighted-average interest rate of 0.18%. For additional information regarding our commercial paper balances during 2014, see Note K -- Short-Term Debt in the Notes to Consolidated Financial Statements.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of December 31, 2014:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$—	$400.0	December 2019
Wisconsin Electric	$500.0	$5.1	$494.9	December 2019
Wisconsin Gas	$350.0	$—	$350.0	December 2019

In December 2014, we amended each of our credit facilities to extend their expirations from December 2017 to December 2019.

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

50	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

The following table shows our capitalization structure as of December 31, 2014 and 2013, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067 (Junior Notes):

	2014		2013
Capitalization Structure	Actual	Adjusted	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,419.7	$4,669.7	$4,233.0	$4,483.0
Preferred Stock of Subsidiary	30.4	30.4	30.4	30.4
Long-Term Debt (including current maturities)	4,610.5	4,360.5	4,705.4	4,455.4
Short-Term Debt	617.6	617.6	537.4	537.4
Total Capitalization	$9,678.2	$9,678.2	$9,506.2	$9,506.2

Total Debt	$5,228.1	$4,978.1	$5,242.8	$4,992.8

Ratio of Debt to Total Capitalization	54.0%	51.4%	55.2%	52.5%

For a summary of the interest rate, maturity and amount outstanding of each series of our long-term debt on a consolidated basis, see the Consolidated Statements of Capitalization.

Included in Long-Term Debt on our Consolidated Balance Sheets as of December 31, 2014 and 2013 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of December 31, 2014, the repurchased bonds were still outstanding, but were not reported as long-term debt or included on our Consolidated Statements of Capitalization because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014, which extended the 50% bonus depreciation rules to include assets placed in service in 2014. As a result of the increased federal tax depreciation for 2014 and prior years, we did not make federal income tax payments for 2013 and 2014.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and

51	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at Standard & Poor's Ratings Services (S&P) and/or Baa3 at Moody's Investor Service (Moody's). As of December 31, 2014, we estimate that the collateral or the termination payments required under these agreements totaled approximately $198.0 million. Generally, collateral may be provided by a Wisconsin Energy guaranty, letter of credit or cash. We also have other commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In December 2014, Moody's affirmed the ratings of Wisconsin Electric (senior unsecured, A1; commercial paper, P-1) and Wisconsin Gas (senior unsecured, A1; commercial paper, P-1). Moody's affirmed the stable ratings outlook for Wisconsin Electric and Wisconsin Gas. In June 2014, Moody's affirmed the ratings of Wisconsin Energy (senior unsecured, A2; junior subordinated, A3; commercial paper, P-1), Elm Road Generating Station Supercritical, LLC (ERGSS) (senior notes, A1) and Wisconsin Energy Capital Corporation (WECC) (senior unsecured, A2). Moody's also affirmed the stable ratings outlook for ERGSS, and revised the ratings outlook for Wisconsin Energy and WECC from stable to negative.

In August 2014, Fitch Ratings (Fitch) affirmed the ratings of Wisconsin Electric (commercial paper, F1; senior unsecured, A+), Wisconsin Gas (commercial paper, F1; senior unsecured, A) and ERGSS (senior notes, A+). Fitch also affirmed the stable ratings outlook for these companies. In June 2014, Fitch placed the ratings of Wisconsin Energy and WECC on Rating Watch Negative.

In June 2014, S&P affirmed the ratings of Wisconsin Energy (commercial paper, A-2; senior unsecured, BBB+; junior subordinated, BBB), Wisconsin Electric (commercial paper, A-2; senior unsecured, A-), Wisconsin Gas (commercial paper, A-1; senior unsecured, A) and WECC (senior unsecured, A-). S&P affirmed the stable ratings outlook for Wisconsin Electric and Wisconsin Gas, and revised the ratings outlook from stable to negative for Wisconsin Energy and WECC.

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

Capital Requirements

Acquisition of Integrys:   On June 22, 2014, we entered into an agreement to acquire Integrys. We expect the transaction to close in the second half of 2015. Under the terms of the Merger Agreement, for each share of Integrys common stock, Integrys shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash. We expect to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of $1.5 billion of debt. We will also assume all of Integrys' outstanding debt, which had an estimated fair value of $3.3 billion.

Capital Expenditures:   For our existing business, our estimated capital expenditures for the next three years are as follows:

Capital Expenditures	2015	2016	2017
	(Millions of Dollars)

Utility	$765.5	$627.6	$657.5
We Power	48.3	28.7	6.6
Other	13.9	5.5	0.2
Total	$827.7	$661.8	$664.3

52	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

The majority of spending consists of upgrading our electric and gas distribution systems. Our actual future long-term capital requirements may vary from these estimates because of changing environmental and other regulations such as air quality standards, renewable energy standards and electric reliability initiatives that impact our utility energy segment.

Common Stock Matters:  In December 2013, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock from January 1, 2014 through the end of 2017. Through December 31, 2014, we acquired approximately 0.4 million shares in the open market at a cost of $18.6 million pursuant to this program. All of these shares were purchased during the first quarter of 2014. On June 22, 2014, in connection with the proposed acquisition of Integrys, the Board of Directors terminated this share repurchase program.

In addition, on January 15, 2015, our Board of Directors increased our quarterly common stock dividend to $0.4225 per share, up approximately 8.3%, from $0.39 per share, effective with the first quarter 2015 dividend payment. This equates to an annual dividend of $1.69 per share. The Board of Directors reaffirmed a policy that targets a dividend payout ratio that trends to 65-70% of earnings in 2017.

Upon consummation of the proposed acquisition of Integrys, we expect to increase the dividend 7-8% for our shareholders to reflect the dividend policy of the combined company. The projected payout target for the combined company in future years after closing the acquisition is 65-70% of earnings.

Investments in Outside Trusts:   We use outside trusts to fund our pension and certain other post-retirement obligations. These trusts had investments of approximately $1.8 billion as of December 31, 2014. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

During 2014 and 2013, we made no contributions to our qualified pension plans or our qualified Other Post-Retirement Employee Benefit (OPEB) plans. In January 2015, we contributed $100 million to our qualified pension plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

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

53	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)

Long-Term Debt Obligations (b)	$8,716.4	$508.9	$592.2	$932.2	$6,683.1
Capital Lease Obligations (c)	174.0	43.5	59.0	30.2	41.3
Operating Lease Obligations (d)	38.1	5.2	7.1	4.3	21.5
Purchase Obligations (e)	11,707.9	879.5	1,310.3	1,093.3	8,424.8
Other Long-Term Liabilities	1,009.6	104.9	208.2	204.7	491.8
Total Contractual Obligations	$21,646.0	$1,542.0	$2,176.8	$2,264.7	$15,662.5

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates.

(b)	Principal and interest payments on Long-Term Debt (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for power purchase commitments. This amount does not include We Power leases to Wisconsin Electric which are eliminated upon consolidation.

(d)	Operating Lease Obligations for power purchase commitments and rail car leases.

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

54	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

liabilities. As of December 31, 2014, our regulatory assets totaled $1,271.2 million and our regulatory liabilities totaled $830.6 million.

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

As part of its December 2014 rate order, the PSCW authorized continued use of the escrow method of accounting for bad debt costs. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceeds or is less than amounts allowed in rates.

As a result of GCRMs, our gas utility operations receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. For information concerning the natural gas utilities' GCRMs, see Utility Rates and Regulatory Matters.

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues and sales are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues and sales are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in the utility segment's service territory during 2014, 2013 and 2012, as measured by degree days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2014. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis as of December 31, 2014 of our outstanding portfolio of commercial paper and variable rate long-term debt. As of December 31, 2014, we had $617.6 million of commercial paper outstanding with a weighted average interest rate of 0.22%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $6.2 million.

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

55	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

The fair value of our trust fund assets and expected long-term returns were approximately:

	As of December 31, 2014 (Millions of Dollars)	Expected Return on Assets in 2015

Pension trust funds	$1,444.6	7.00%
Other post-retirement benefits trust funds	$333.5	7.25%

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

Economic Conditions:   Our service territory is within the state of Wisconsin and the Upper Peninsula of Michigan. We are exposed to market risks in the regional midwest economy. In addition, any economic downturn or disruption of national or international markets could adversely affect the financial condition of our customers and demand for their products, which could affect their demand for our products.

Inflation:   We continue to monitor the impact of inflation, especially with respect to the costs of medical plans, fuel, transmission access, construction costs, and regulatory and environmental compliance in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. We do not believe the impact of general inflation will have a material impact on our future results of operations.

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

We are recovering our costs in these units, including subsequent capital additions, through lease payments associated with PWGS 1, PWGS 2, OC 1 and OC 2 that are billed from We Power to Wisconsin Electric and then recovered in Wisconsin Electric's rates as authorized by the PSCW, the MPSC and FERC. Under the lease terms, our return is calculated using a 12.7% return on equity and the equity ratio is assumed to be 53% for the PWGS Units and 55% for the Oak Creek Units.

Wisconsin Electric operates the PTF units and is authorized by the PSCW to fully recover prudently incurred operating and maintenance costs in its Wisconsin electric rates. As the operator of the units, Wisconsin Electric may request We Power make capital improvements to or further investments in the units. Under the lease terms, we would expect the costs of any capital improvements or further investments to be added to the lease payments, and ultimately to be recovered in Wisconsin Electric's rates.

56	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

We Power assigned its warranty rights to Wisconsin Electric upon turnover of each of the Oak Creek expansion units. The warranty claim for costs incurred to repair steam turbine corrosion damage identified on both units was scheduled to go to arbitration in October 2013, but we entered into a settlement agreement with Bechtel in June 2013 resolving the claim, as well as several other warranty claims. This settlement did not have a material impact to our financial statements. All warranty claims between the Company and Bechtel have now been resolved, none of which had a material impact on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the state of Wisconsin, while FERC regulates our wholesale power, electric transmission and interstate gas transportation service rates. The MPSC regulates our retail electric rates in the state of Michigan. Within our regulated segment, for the year ended December 31, 2014, we estimate that approximately 85% of our electric revenues were regulated by the PSCW, 2% were regulated by the MPSC and the balance of our electric revenues was regulated by FERC. In Wisconsin, a general rate case is typically filed every two years. All of our natural gas and steam revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

General Rate Proceedings

2015 Wisconsin Rate Case:   In May 2014, Wisconsin Electric and Wisconsin Gas applied to the PSCW for a biennial review of costs and rates. On December 23, 2014, the PSCW approved the following rate adjustments:

•
A net bill increase related to non-fuel costs for Wisconsin Electric's Wisconsin retail electric customers of approximately $2.7 million (0.1%) in 2015. This amount reflects Wisconsin Electric's receipt of SSR payments from MISO that are higher than Wisconsin Electric anticipated when it filed its rate request in May 2014, as well as an offset of $26.6 million related to a refund of prior fuel costs and the remainder of the proceeds from the Treasury Grant Wisconsin Electric received in connection with its biomass facility. This $26.6 million is being returned to customers in the form of bill credits.

•	An electric rate increase for Wisconsin Electric's Wisconsin retail electric customers of $26.6 million (0.9%) for 2016, related to the expiration of the bill credits provided to customers in 2015.

•	A rate decrease of $13.9 million (-0.5%) in 2015 related to a forecasted decrease in fuel costs. Wisconsin Electric will make an annual fuel cost filing, as required, for 2016.

•	A rate decrease of $10.7 million (-2.4%) for Wisconsin Electric's natural gas customers in 2015, with no rate adjustment in 2016.

•	Rate increases of $17.1 million (2.6%) in 2015 and $21.4 million (3.2%) in 2016 for Wisconsin Gas' natural gas customers.

•	An increase of approximately $0.5 million (2.0%) for Wisconsin Electric's Downtown Milwaukee (Valley) steam utility customers for 2015, with no rate adjustment in 2016.

•	An increase of $1.2 million (7.3%) for Wisconsin Electric's Milwaukee County steam utility customers for 2015, with no rate adjustment in 2016.

These rate adjustments were effective January 1, 2015. The electric rates reflect an increased allocation to fixed charges from 7.8% to 13.6% of total electric revenue requirements to more closely reflect our cost structure. In addition, the authorized return on equity for Wisconsin Electric and Wisconsin Gas was set at 10.2% and 10.3%, respectively. The PSCW also authorized an increase in Wisconsin Gas' financial common equity component to an average of 49.5% compared to the current 47.5%, while Wisconsin Electric's equity component will remain the same. The PSCW's order also allowed for escrow accounting treatment for SSR revenue from MISO.

In January 2015, certain parties appealed a portion of the PSCW's final decision adopting the Company's specific rate design changes, including new charges for customer owned generation within its service territory. We believe the appeal is without merit.

57	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

2013 Wisconsin Rate Case:   In March 2012, Wisconsin Electric and Wisconsin Gas initiated rate proceedings with the PSCW. In December 2012, the PSCW approved the following rate adjustments:

•
A net bill increase related to non-fuel costs for Wisconsin Electric's Wisconsin retail electric customers of approximately $70 million (2.6%) for 2013. This amount reflected an offset of approximately $63 million (2.3%) of bill credits related to the proceeds of the Treasury Grant, including related tax benefits. Absent this offset, the retail electric rate increase for non-fuel costs was approximately $133 million (4.8%) for 2013.

•	An electric rate increase for Wisconsin Electric's Wisconsin retail electric customers of approximately $28 million (1.0%) for 2014, and a $45 million (1.6%) reduction in bill credits.

•	Recovery of a forecasted increase in fuel costs of approximately $44 million (1.6%) for 2013.

•
A rate decrease of approximately $8 million (-1.9%) for Wisconsin Electric's natural gas customers for 2013, with no rate adjustment in 2014. The Wisconsin Electric rates reflected a $6.4 million reduction in bad debt expense.

•
A rate decrease of approximately $34 million (-5.5%) for Wisconsin Gas' natural gas customers for 2013, with no rate adjustment in 2014. The Wisconsin Gas rates reflected a $43.8 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for Wisconsin Electric's Downtown Milwaukee (Valley) steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014 for Wisconsin Electric's Milwaukee County steam utility customers.

These rate adjustments were effective January 1, 2013. In addition, Wisconsin Electric's and Wisconsin Gas' allowed return on equity remained at 10.4% and 10.5%, respectively. The PSCW also approved escrow accounting treatment for the Treasury Grant.

2012 Wisconsin Rate Case:   In May 2011, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW to initiate rate proceedings. In lieu of a traditional rate proceeding, we requested an alternative approach, which resulted in no increase in 2012 base rates for our customers. In order for us to proceed under this alternative approach, Wisconsin Electric and Wisconsin Gas requested that the PSCW issue an order that, among other things:

•	Authorized Wisconsin Electric to suspend the amortization of $148 million of regulatory costs during 2012, with amortization to begin again in 2013.

•	Authorized $148 million of carrying costs and depreciation on previously approved air quality and renewable energy projects, effective January 1, 2012.

•	Authorized the refund of $26 million of net proceeds from Wisconsin Electric's settlement of the spent nuclear fuel litigation with the DOE.

We received a final written order from the PSCW in November 2011.

2012 and 2010 Michigan Rate Cases:   In July 2011, Wisconsin Electric filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Pursuant to Michigan law, we self-implemented a $5.7 million interim electric base rate increase in January 2012. This increase was partially offset by a refund of $2.7 million of net proceeds from Wisconsin Electric's settlement of the spent nuclear fuel litigation with the DOE, resulting in a net $3.0 million rate increase. In addition, approximately $2.0 million of renewable costs were included in our Michigan fuel recovery rate effective January 1, 2012. The MPSC approved a total increase in electric base rates of $9.2 million annually, effective June 27, 2012, and authorized a 10.1% return on equity.

In July 2009, Wisconsin Electric filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. In July 2010, the MPSC issued its final order, approving a total increase of $23.5 million annually, or 14.2%. In August 2010, our largest customers, two iron ore mines, filed an appeal with the MPSC regarding this rate order. In October 2010, the MPSC ruled on the mines' appeal and reduced the rate increase by approximately $0.3 million annually. In November 2010, the mines filed a Claim of Appeal of the October 2010 order with the Michigan Court of Appeals. In May 2014, the Court of Appeals issued its decision affirming the MPSC orders in both the 2010 and 2012 rate cases. In August 2014, the mines filed an Application for Leave to Appeal with the Michigan Supreme Court, which Application was denied on February 3, 2015.

58	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Michigan SSR Proceeding:   On February 10, 2015, the MPSC issued an Order and Notice of Hearing related to the ongoing operation of PIPP and the need for us to receive SSR payments with the return of the mines as our retail customers on February 1, 2015. We are unable to predict the resolution of this matter at this time.

For additional information relating to the SSR payments we are receiving, see Industry Restructuring and Competition below.

Wisconsin Fuel Proceedings

Embedded within Wisconsin Electric's electric rates is an amount to recover fuel costs. The Wisconsin retail fuel rules require the Company to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs that are outside of the utility's symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the utility's approved fuel cost plan. The deferred fuel costs are subject to an excess revenues test.

Other Utility Rate Matters

Electric Transmission Cost Recovery:   Wisconsin Electric divested its transmission assets with the formation of ATC in January 2001. We procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs escalated due to the allocation of costs over ATC's footprint and increased transmission infrastructure requirements in Wisconsin. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we deferred transmission costs that exceeded amounts embedded in our rates. We were allowed to earn a return on the unrecovered transmission costs at our weighted-average cost of capital. Our 2008 and 2010 PSCW rate orders discontinued escrow accounting for prospective transmission charges and provided for recovery of those costs as incurred. In our 2013 Wisconsin rate case, the PSCW reauthorized escrow accounting for future transmission costs whereby we defer prospective costs that exceed amounts in rates, and we are allowed to earn a return on the incremental unrecovered transmission costs at the short-term debt rate. As of December 31, 2014, we had $32 million of unrecovered transmission costs related to deferrals subsequent to 2012 that earn a return at the short-term debt rate. In addition, as of December 31, 2014, we had $114 million of unrecovered transmission costs related to deferrals prior to 2008 that earn a return at the weighted-average cost of capital. In our 2015 Wisconsin rate case, the PSCW order reaffirmed our deferral of transmission costs.

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

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Wisconsin Electric's baseline renewable energy percentage is 2.27%. Under Act 141, Wisconsin Electric was required to increase its renewable energy percentage at least two percentage points to a level of 4.27% for the years 2010-2014. As of December 31, 2014, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. To comply with increasing requirements, Wisconsin Electric has constructed and contracted for several hundred megawatts of wind generation and constructed a 50 MW biomass facility at Domtar Corporation's Rothschild, Wisconsin paper mill site that went into commercial operation in November 2013. Wood waste and wood shavings are used to produce renewable electricity and the plant also supports Domtar's sustainable papermaking operations. The final cost of completing this project was $268.9 million, excluding AFUDC. We also own four wind sites, consisting of 200 turbines with an installed capacity of 338 MW and a dependable capability of 66 MW.

We expect to be in compliance with Act 141's 2015 standard, and have entered into agreements for renewable energy credits which should allow us to remain in compliance with Act 141 through 2022. If market conditions are favorable, we may purchase more renewable energy credits.

59	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

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

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the Wisconsin Department of Administration back to the PSCW and/or contracted third parties. In addition, Act 141 required that 1.2% of utilities' annual operating revenues be used to fund these programs in 2014. The funding required by Act 141 for 2015 is also 1.2% of annual operating revenues.

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

ELECTRIC SYSTEM RELIABILITY

We continue to upgrade our electric distribution system, including substations, transformers and lines. We had adequate capacity to meet the MISO calculated planning reserve margin during 2014 and 2013. All of our generating plants performed as expected during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We expect to have adequate capacity to meet the planning reserve margin requirements during 2015. However, extremely hot weather, unexpected equipment failure or unavailability across the 15-state MISO market footprint could require us to call upon load management procedures.

ENVIRONMENTAL MATTERS

Overview

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to current and future regulation of: (1) air emissions such as SO2, NOx, fine particulates, mercury and greenhouse gases; (2) water discharges; (3) disposal of coal combustion by-products such as fly ash; and (4) remediation of impacted properties, including former manufactured gas plant sites.

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

Air Quality

EPA - Consent Decree:   In April 2003, Wisconsin Electric reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired generating facilities. In July 2003, the Consent Decree was amended to include the state of Michigan, and in October 2007, the U.S. District Court for the Eastern District of Wisconsin approved and entered the amended Consent Decree. The Consent Decree was further amended in January 2012 to change the point of air monitoring at the Oak Creek Power Plant to accommodate the AQCS that began service in 2012. In September 2014, the Consent Decree was amended a third time to update

60	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

some provisions related to the conversion of VAPP from coal to natural gas. In order to achieve the reductions agreed to in the Consent Decree, over the past 11 years we have installed new pollution control equipment, including the Oak Creek AQCS, upgraded existing equipment and retired certain older coal units at a cost of approximately $1.2 billion. We do not expect future costs to have a material impact on our consolidated financial statements.

NAAQS

8-hour Ozone Standards:   In 2008, the EPA issued a more stringent 8-hour ozone standard, and made final attainment designations for this revised standard in 2012. Sheboygan County and the eastern portion of Kenosha County were designated as non-attainment areas. As a result, construction permitting for all of our Wisconsin power plants, except the Pleasant Prairie Power Plant, is expected to be subject to less stringent permitting requirements. In addition, modifications to these facilities should not be required to obtain emission offsets. So long as eastern Kenosha County remains an ozone non-attainment area, the Pleasant Prairie Power Plant will continue to be subject to more stringent permitting requirements and offset provisions.

In April 2014, the U.S. District Court for the Northern District of California adopted a petition from environmental groups to require the EPA to propose a new ozone standard by 2014, and to finalize the standard by October 2015. On November 25, 2014, the EPA proposed to lower the 8-hour ozone standard from its current level of 75 parts per billion. As part of its proposal, the EPA requested comment on values from 60-70 parts per billion. The impact, if any, of a revised standard will depend on how much it is lowered, but could result in widespread areas of the country not being able to meet the new standard.

Fine Particulate Standard:   In 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the daily standard for PM2.5. In April 2012, the EPA proposed to determine that these three counties meet the PM2.5 standard, and proposed to suspend the requirement that the state submit a State Implementation Plan (SIP) including reasonably available control technology regulations. In February 2014, the EPA re-proposed this determination, and in April 2014, the EPA took action to redesignate the three counties to attainment. Our generating facilities in the counties are now subject to less stringent construction permitting requirements and emission offset provisions are no longer required for modifications to these facilities. In addition, in December 2012, the EPA issued a revised and more stringent annual PM2.5 standard. On December 18, 2014, the EPA determined that all areas of Wisconsin and Michigan's Upper Peninsula meet the revised standard and designated them as attainment areas. Therefore, we do not currently expect the lower standard to impose any additional requirements on our operations.

Sulfur Dioxide Standard:   The EPA issued a new 1-Hour SO2 NAAQS that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. In May 2014, the EPA issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

We filed comments on the proposed rule with the EPA in July 2014, and proposed a special reliability exclusion for PIPP that would recognize our request to retire the facility, and would exclude it from further modeling or monitoring requirements and subsequent emission reductions. As proposed, the rule affords state agencies latitude in rule implementation. States would have the option of modeling or monitoring to show attainment (subject to EPA approval for this selection). If the state chooses modeling and the sources in an area do not make reductions by 2017, and as a consequence the area is classified as non-attainment, then they would have to make emission reductions by 2023. Alternatively, if a state opted out of modeling and instead chose monitoring, and subsequently monitored non-attainment, then it would face a 2026 compliance date. A non-attainment designation could have negative impacts for a localized geographic area, including permitting constraints for the subject source and for other new or existing sources in the area.

We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2021-2022 timeframe, it will likely need additional SO2 reductions in order to comply with the standard.

61	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Nitrogen Dioxide Standard:   In January 2010, the EPA announced a new hourly Nitrogen Dioxide standard, which became effective in April 2010. In February 2012, all areas of Wisconsin and Michigan were designated as unclassifiable. Until these areas are classified as attainment or non-attainment and any potential rules are adopted, we are unable to predict the impact on the operation of our generation facilities.

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

In addition, both Wisconsin and Michigan have mercury rules that require a 90% reduction of mercury, and compliance with those rules will no longer be required after the compliance date for MATS.
In January 2013, the EPA issued the National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (Industrial Boiler MACT Rule). The Industrial Boiler MACT rule imposes stringent limitations on numerous hazardous air pollutants from large boilers that do not meet the definition of electric generating units. The compliance date set forth in the rule is January 31, 2016, but a one year extension of that deadline may be available where emission controls cannot be installed and operational by the compliance date. Along with some smaller gas fired boilers in our fleet, the three coal fired boilers at the Milwaukee County Power Plant are subject to this rule. We are currently evaluating compliance options for these boilers.

Cross-State Air Pollution Rule:   In August 2011, the EPA issued CSAPR, formerly known as the Clean Air Transport Rule. This rule was proposed to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of NOX and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the PIPP and increase the number of allowances issued to the states of Michigan and Wisconsin. We and a number of other parties sought judicial review of the rule. In April 2014, the United States Supreme Court issued a decision largely upholding the rule and remanding it for further proceedings consistent with the Court's order. Briefing on further challenges to the rule allowed by the U.S. Supreme Court decision is ongoing. On October 23, 2014, the U.S. Court of Appeals for the D.C. Circuit issued a decision that cleared the way for the EPA to begin implementing CSAPR on January 1, 2015. We expect that there will be sufficient allowances available for PIPP to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. We also expect to have excess allowances available to sell from our Wisconsin power plants. In light of these developments, we withdrew our challenge to CSAPR.

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

In June 2012, the EPA promulgated a Federal Implementation Plan that approves reliance on the CSAPR to satisfy electric generating unit BART requirements for NOx and SO2. In December 2012, the EPA approved Michigan's regional haze SIP. In August 2012, the EPA approved Wisconsin's regional haze SIP, which also relies on the CSAPR to satisfy electric generating unit BART requirements for NOx and SO2. We believe we are well positioned to meet the requirements of the Clean Air Visibility rule based on air quality control system additions that are already in place or planned for our generating facilities.

62	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

Climate Change:   We continue to take measures to reduce our emissions of GHG. We support flexible, market-based strategies to curb GHG emissions, including emissions trading, emission offset projects and credit for early actions. We support an approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters. We have taken, and continue to take, several steps to reduce our emissions of GHG, including:

•	Repowered the Port Washington Power Plant from coal to natural gas-fired combined cycle units.

•	Added coal-fired units as part of the Oak Creek expansion that are the most thermally efficient coal units in our system.

•	Increased our investment in energy efficiency and conservation.

•	Added renewable capacity.

•	Converting the fuel source at the VAPP from coal to natural gas, scheduled for completion in 2015.

•	Retired coal units 1-4 at PIPP.

Federal, state, regional and international authorities have undertaken efforts to limit GHG emissions. The regulation of GHG emissions continues to be a top priority for the President's administration.

In accordance with instructions from the President, the EPA is pursuing regulation of GHG emissions using its existing authority under the CAA. In September 2013, the EPA issued new proposed New Source Performance Standards with GHG limits for new fossil fueled power plants. The rule would not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines. Based upon currently available technology and the emission limits in the proposed rule, we believe that this rule effectively prohibits new conventional coal-fired power plants.

In addition, the EPA issued proposed guidelines relating to GHG emissions from existing generating units in June 2014, and has announced plans to issue final rules by mid-summer 2015. The EPA also published proposed performance standards for modified and reconstructed generating units. The proposed guidelines for existing fossil generating units seek to attain state-specific GHG rate reductions by 2030, and require states to submit plans as early as June 30, 2016. Single states requesting a one year extension would be required to submit plans by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit plans by June 30, 2018. The EPA is seeking GHG rate reductions in Wisconsin of 34% and in Michigan of 31% by 2030, with interim reduction goals beginning in 2020 of 30% and 27% respectively, with interim goal compliance determined by averaging reductions over the ten year period of 2020 to 2029. The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, adding new renewable energy resources, and increased demand side management. We are in the process of reviewing the proposed guidelines to determine the potential impacts to our operations, but the guidelines as currently proposed could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

In June 2014, the U.S. Supreme Court struck down a portion of the EPA’s program for permitting GHG emissions under the Prevention of Significant Deterioration (PSD) and Title V programs. The Court held that a facility’s GHG emissions alone cannot trigger a requirement to obtain a permit and that the EPA did not have the authority to “tailor” the statutory permitting thresholds. The Court also upheld those portions of the EPA’s program that provide for implementation of GHG emissions limits based on the application of BART for facilities already subject to PSD or Title V permitting requirements for other pollutants. We do not expect that this decision will have a material impact on our facilities.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2013, we reported CO2 equivalent emissions of approximately 21.9 million metric tonnes to the EPA, compared with approximately 18.1 million metric tonnes for 2012. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 23.3 million metric tonnes to the EPA for 2014. The level of CO2 and other greenhouse gas emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed and how our units are dispatched by MISO.

63	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

We are also required to report CO2 equivalent amounts related to the natural gas our gas utility distributes and sells. For 2013, we reported approximately 10.4 million metric tonnes of CO2 equivalent to the EPA related to our distribution and sale of natural gas, compared with approximately 8.4 million metric tonnes for 2012. Based upon our preliminary analysis of the monitoring data, we estimate that we will report CO2 emissions of approximately 10.8 million metric tonnes to the EPA for 2014.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC. We received PSCW approval for this project in March 2014. Construction related to the conversion of the first two boilers was completed in November 2014, and the remaining two boilers are scheduled for completion in 2015.

For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Water Quality

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. The EPA issued a final Phase II rule that became effective on October 14, 2014. The new rule applies to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, which were permitted under the Phase I rules.

The new Phase II rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that the existing technologies at our generating facilities will allow us to demonstrate that, other than VAPP, all of our facilities satisfy the IM BTA standard. During 2015 and 2016, we plan to install fish protection screens at VAPP that will meet the IM BTA standard.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. We cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new requirements for our other generating facilities.

The WDNR issued a new Wisconsin Pollutant Discharge Elimination System (WPDES) permit for VAPP that became effective on January 1, 2013 that contains several additional requirements. Effluent toxicity testing and monitoring for additional parameters (phosphorous, mercury and ammonia-nitrogen), and a new heat addition limit from the cooling water discharges all took effect immediately. Longer term compliance requirements include thermal discharge studies, phosphorous evaluation and feasibility for reduction, mercury minimization planning and a compliance schedule for the installation of the new cooling water intake fish protection screens.

On November 10, 2014, the WDNR reissued the WPDES permit for the PSGS. We believe that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive and phosphorus discharges.

To address these permit conditions, we filed a petition for a contested case hearing with the WDNR on January 9, 2015. On the same day, we also filed a request to be covered by the statewide phosphorus variance to address one of our concerns with the permit. We are working with the WDNR to determine if a settlement is possible. A decision on the phosphorus variance request is pending.

Steam Electric Effluent Guidelines:   These guidelines regulate waste water discharges from our power plant processes. In June 2013, the EPA issued a proposed rule for comment to modify these guidelines. We submitted comments primarily addressing potential effects to our wastewater treatment facilities and coal combustion residuals effluent management activities. The rules are expected to be finalized by September 2015. After promulgation of the final rules, the WDNR and MDEQ will need to modify state rules accordingly and then

64	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

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

Land Quality

New Coal Combustion Products Regulation:   We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. In 2010, the EPA issued draft rules for public comment proposing two alternative rules for regulating coal combustion products, one of which would classify the materials as hazardous waste. The EPA issued the final rule on December 22, 2014, under which coal combustion residuals will be regulated as a non-hazardous waste. The rule is self-implementing which means that affected facilities must comply with the rules regardless of whether a state adopts the rule. We have been meeting the state requirements and have plans in place to implement the additional federal rule requirements.

In the preamble to the final rule, the EPA referenced reports it received with respect to the molybdenum concerns raised in southeastern Wisconsin, and indicated it will continue to evaluate the beneficial use of coal ash in unencapsulated construction.

Manufactured Gas Plant Sites:   We continue to voluntarily review and address environmental conditions at a number of former manufactured gas plant sites. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   We seek environmentally acceptable, beneficial uses for our combustion byproducts. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

On September 9, 2014, a new stray voltage case was filed against Wisconsin Electric in Sheboygan County, Wisconsin. We do not believe this lawsuit has any merit and intend to defend the case vigorously. This lawsuit is not expected to have a material adverse effect on our financial statements.

65	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

The regulated energy industry continues to experience significant changes. FERC continues to support large RTOs, which affects the structure of the wholesale market. To this end, MISO implemented the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. The MISO Energy Markets commenced operation in April 2005 for energy distribution and in January 2009 for operating reserves. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail access might be implemented, if at all, in Wisconsin; however, Michigan has adopted retail choice.

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

Michigan Business

Michigan Settlement:   On January 12, 2015, Wisconsin Energy and Wisconsin Electric entered into an agreement with the Governor of the State of Michigan, the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership, owners of the two mines in the Upper Peninsula of Michigan, to resolve all objections these parties raised at the FERC and the MPSC related to Wisconsin Energy’s proposed acquisition of Integrys. The agreement forms the basis for a settlement agreement between the parties and includes the following provisions which directly impact Wisconsin Energy and Wisconsin Electric:

•
The Governor, the Attorney General and the owners of the mines will each file a letter with FERC stating that they do not have any objection to FERC’s approval of our acquisition of Integrys, and will refrain from taking any action at FERC seeking to oppose, otherwise condition or delay consummation of the transaction. These letters have been filed with FERC.

•
The settlement agreement will request that the MPSC order approving our acquisition of Integrys be subject to the following conditions: (i) the closing of the sale of Wisconsin Electric’s Michigan electric distribution assets and PIPP to Upper Peninsula Power Company (UPPCO) contemporaneously with the closing of the acquisition of Integrys; (ii) the closing of the sale of Wisconsin Public Service Corporation’s Michigan electric distribution assets to UPPCO contemporaneously with the closing of the acquisition; and (iii) termination of the PIPP SSR agreement between MISO and Wisconsin Electric no later than the closing date of the acquisition. To this end, Wisconsin Electric has entered into a non-binding term sheet to sell these assets to UPPCO, which is described in more detail below. The Attorney General, the MPSC Staff and the owners of the mines will not seek or support any other conditions on granting of MPSC approval of our acquisition of Integrys. Wisconsin Public Service Corporation is a subsidiary of Integrys.

The settlement agreements entered into by these parties, as well as two other intervenors in the MPSC proceedings, were filed with the MPSC on January 30, 2015.

SSR Payments:   Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

In August 2013, the mines, which were served on an interruptible tariff, notified us that they intended to switch to an alternative electric supplier. In September 2013, the switch was made. In addition, other smaller retail customers have switched to an alternative electric supplier. Following that decision, we initiated discussions with MISO to compensate Wisconsin Electric for the continued short-term operation of the plant through 2014.

In August 2013, we filed a request with MISO to suspend the operation of all five units at PIPP. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan.

66	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

In January 2014, we entered into an SSR agreement (Suspension) with MISO to recover costs for operating and maintaining the units. The agreement was effective February 1, 2014, had a one year term, and specified monthly payments to Wisconsin Electric of $4.4 million to cover fixed costs. The agreement also provided for the payment of our variable costs to operate and maintain the plant. MISO filed the SSR agreement with FERC, and on April 1, 2014, FERC conditionally accepted the agreement as filed, subject to further review and FERC order. We began receiving SSR payments from MISO in the second quarter of 2014 retroactive to the agreement's effective date of February 1, 2014.

In addition, we issued a request for proposals regarding the potential purchase of PIPP in January 2014. We did not receive any valid proposals by the March 3, 2014 deadline. Based upon our evaluation and the lack of interest to purchase the plant, in April 2014, we filed a request with MISO to retire PIPP effective October 15, 2014. In May 2014, MISO informed us that they had determined the operation of all five units at PIPP was necessary for reliability purposes; therefore, the units would continue to be designated as SSR units.

We entered into a new SSR agreement (Retirement) with MISO, effective October 15, 2014, that covered the operating costs of PIPP through December 2015. The new SSR agreement also included, among other things, costs to comply with the MATS rule and a return on and of our investment in the plant. The new agreement is based on projected costs and is subject to a true-up mechanism. The estimated monthly payments under this agreement are approximately $8.1 million. On November 10, 2014, FERC accepted the new SSR agreement, but it is subject to further action.

MISO is responsible for allocating the SSR costs to various market participants within the MISO footprint consistent with FERC approved tariffs. Several interested parties, including the PSCW and the MPSC, filed complaints with the FERC regarding the allocation among the different jurisdictions of the SSR costs associated with the continued operation of PIPP. On February 19, 2015, FERC acted on the jurisdictional allocation of the SSR costs, reaffirming that it is unjust and unreasonable to allocate SSR costs pro rata to all market participants and that SSR costs must be allocated to the load-serving entities that require the operation of SSR units for reliability purposes. FERC directed MISO to file a new study method to identify the entities that benefit from the operation of SSR units within 60 days of the decision date and to allocate the costs directly to these entities.

On February 17, 2015, we entered into an agreement with the owners of the two iron ore mines whereby we agreed to request termination of the SSR agreement effective February 1, 2015, and the two mines agreed to remain full requirements customers until the earlier of the sale of PIPP and July 31, 2015. On the same date, we requested MISO to terminate the SSR agreement, and on February 18, 2015, MISO filed a request with FERC to have the SSR terminated effective February 1, 2015. We do not expect the termination of the SSR agreement to have a material impact on our financial condition or results of operations.

Effective February 1, 2015, the mines returned as retail customers. We expect to defer the net revenue from those sales and will apply these amounts for the benefit of Wisconsin retail electric customers in future rate proceedings. Michigan state law allows the mines to switch to an alternative electric supplier after sufficient notice.

Sale of Michigan Assets:   In January 2015, we entered into a non-binding term sheet to sell our Michigan electric distribution assets and PIPP to UPPCO. We currently expect to enter into a definitive agreement by the end of March 2015. The ultimate sale of these assets would have to be approved by several state and federal regulatory bodies, including the MPSC, PSCW and FERC. If the sale is consummated on terms commensurate with the non-binding term sheet, consistent with the treatment that would be applied to a generating unit retirement we will seek recovery of approximately $190 million of net unrecovered plant costs.

We believe that the sale of these assets is in the best interest of our customers because of the costs associated with the next best solution, which includes operating PIPP for at least five more years. These costs would include ongoing operating costs, decommissioning and dismantling costs and any increased costs for additional transmission capacity in the Upper Peninsula.

Electric Transmission, Capacity and Energy Markets

In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets,

67	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

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

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

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

Beginning June 1, 2013, MISO instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources could be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. Our capacity requirements during 2014 were fulfilled using our own capacity resources.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW previously instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW continues to be on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

OTHER MATTERS

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four PSGS combustion turbine generators with blades that were approximately 7% more efficient. The work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity; however, in January 2013, the WDNR indicated that it considered this maintenance to be a modification requiring a construction permit. This matter has since been settled. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR were able to revise the regulations and emissions rates applicable to Units 1 and 4, allowing those units to restart. We received an “after the fact” permit from the WDNR, and the Units are now available for service. On October 24, 2014, the Sierra Club filed for a contested case hearing with the WDNR challenging this permit.

In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administration order issued in this matter, which was granted. However, a hearing has not yet been scheduled.

68	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

ACCOUNTING DEVELOPMENTS

New Pronouncements:   See Note B -- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report for information on new accounting pronouncements.

Treasury Grant:   In December 2013, we filed an application with the United States Treasury for a Treasury Grant related to the construction of our biomass facility, which was placed into service in November 2013. In December 2013, we recognized income related to the Treasury Grant and we deferred as a regulatory liability the grant proceeds that would be returned to customers subsequent to December 31, 2013. In connection with our Wisconsin retail electric rates that became effective January 1, 2013, our Wisconsin retail electric customers began receiving bill credits for the expected grant proceeds plus the related tax benefits.

In June 2014, we received approximately $76.2 million related to the Treasury Grant. The PSCW approved escrow accounting for the Treasury Grant and the proceeds we received that exceeded the amounts originally included in rates are being returned to customers in the form of bill credits.
As noted above, our Wisconsin retail electric customers are currently receiving bill credits related to the Treasury Grant plus related tax benefits. During 2014, we recognized Treasury Grant income to match the bill credits related to the grant that our Wisconsin retail electric customers received.

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

Regulatory Accounting:   Our utility subsidiaries operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. The actions of our regulators may allow us to defer costs that non-regulated entities would expense and accrue liabilities that non-regulated companies would not. As of December 31, 2014, we had $1,271.2 million in regulatory assets and $830.6 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow regulatory accounting. In this situation, we would record the regulatory assets related to unrecognized pension and OPEB costs as a reduction of equity, after tax. The balance of our regulatory assets net of regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of regulatory accounting and have determined that it is currently appropriate to continue following it. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

Pension and OPEB:   Our reported costs of providing non-contributory defined pension benefits (described in Note N -- Benefits in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, mortality and the discount rates used in determining the projected benefit obligation and pension costs.

69	Wisconsin Energy Corporation

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2014 Form 10-K

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

Pension Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$5.5
0.5% decrease in expected rate of return on plan assets	$6.8

In addition to pension plans, we maintain OPEB plans which provide health and life insurance benefits for retired employees (described in Note N -- Benefits in the Notes to Consolidated Financial Statements). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee age and other demographics, our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future OPEB costs. OPEB costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, mortality and the discount rates used in determining the OPEB and post-retirement costs. Our OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility segment have adopted accounting guidance for compensation related to retirement benefits for rate-making purposes.

The following table reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$0.6
0.5% decrease in health care cost trend rate in all future years	$(3.0)
0.5% decrease in expected rate of return on plan assets	$1.6

In October 2014, the Society of Actuaries released a new set of mortality tables (RP-2014) and an accompanying mortality improvement scale (MP-2014), which incorporates increasing life expectancy experience in the United States. Based on our initial review of the proposed tables, we believe our pension and OPEB obligations would increase by approximately 6% if we adopted these tables. We will continue to evaluate the mortality assumptions in the future, as necessary, to conform to our experience.

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2014 of approximately $4.9 billion included accrued utility revenues of $291.3 million as of December 31, 2014.

70	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

71	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ENERGY CORPORATION
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2014	2013	2012
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$4,997.1	$4,519.0	$4,246.4

Operating Expenses
Fuel and purchased power	1,223.3	1,153.0	1,098.6
Cost of gas sold	1,036.1	674.1	545.8
Other operation and maintenance	1,112.4	1,155.0	1,116.1
Depreciation and amortization	408.8	388.1	364.2
Property and revenue taxes	121.8	116.7	121.4
Total Operating Expenses	3,902.4	3,486.9	3,246.1

Treasury Grant	17.4	48.0	—

Operating Income	1,112.1	1,080.1	1,000.3

Equity in Earnings of Transmission Affiliate	66.0	68.5	65.7
Other Income and Deductions, net	13.4	18.8	34.8
Interest Expense, net	241.5	252.1	248.2

Income Before Income Taxes	950.0	915.3	852.6

Income Tax Expense	361.7	337.9	306.3
Net Income	$588.3	$577.4	$546.3

Earnings Per Share
Basic	$2.61	$2.54	$2.37
Diluted	$2.59	$2.51	$2.35

Weighted Average Common Shares Outstanding (Millions)
Basic	225.6	227.6	230.2
Diluted	227.5	229.7	232.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

72	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2014	2013
	(Millions of Dollars)
Property, Plant and Equipment
In service	$15,509.0	$14,966.3
Accumulated depreciation	(4,485.1)	(4,257.1)
	11,023.9	10,709.2
Construction work in progress	191.8	149.6
Leased facilities, net	42.0	47.8
Net Property, Plant and Equipment	11,257.7	10,906.6

Investments
Equity investment in transmission affiliate	424.1	402.7
Other	32.8	36.1
Total Investments	456.9	438.8

Current Assets
Cash and cash equivalents	61.9	26.0
Accounts receivable, net of allowance for
doubtful accounts of $74.5 and $61.0	352.1	406.0
Accrued revenues	291.3	321.1
Materials, supplies and inventories	400.6	329.4
Current deferred tax asset, net	242.7	310.0
Prepayments	148.2	145.7
Other	38.6	12.9
Total Current Assets	1,535.4	1,551.1

Deferred Charges and Other Assets
Regulatory assets	1,271.2	1,108.5
Goodwill	441.9	441.9
Other	200.3	322.5
Total Deferred Charges and Other Assets	1,913.4	1,872.9

Total Assets	$15,163.4	$14,769.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

73	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2014	2013
	(Millions of Dollars)
Capitalization
Common equity	$4,419.7	$4,233.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,186.4	4,363.2
Total Capitalization	8,636.5	8,626.6

Current Liabilities
Long-term debt due currently	424.1	342.2
Short-term debt	617.6	537.4
Accounts payable	363.3	342.6
Accrued payroll and benefits	95.1	96.9
Other	168.6	177.3
Total Current Liabilities	1,668.7	1,496.4

Deferred Credits and Other Liabilities
Regulatory liabilities	830.6	879.1
Deferred income taxes - long-term	2,906.7	2,634.0
Deferred revenue, net	614.1	664.2
Pension and other benefit obligations	203.8	173.2
Other long-term liabilities	303.0	295.9
Total Deferred Credits and Other Liabilities	4,858.2	4,646.4

Commitments and Contingencies (Note Q)

Total Capitalization and Liabilities	$15,163.4	$14,769.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

74	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2014	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$588.3	$577.4	$546.3
Reconciliation to cash
Depreciation and amortization	419.4	400.2	371.7
Deferred income taxes and investment tax credits, net	328.1	312.7	293.2
Contributions to qualified benefit plans	—	—	(100.0)
Change in - Accounts receivable and accrued revenues	80.7	(162.9)	38.3
Inventories	(71.2)	31.3	21.3
Other current assets	(13.9)	2.8	12.1
Accounts payable	23.7	(14.8)	43.8
Accrued income taxes, net	(11.4)	36.6	116.9
Deferred costs, net	(15.1)	(8.7)	9.2
Other current liabilities	(18.8)	7.2	(14.9)
Other, net	(112.1)	49.2	(164.0)
Cash Provided by Operating Activities	1,197.7	1,231.0	1,173.9

Investing Activities
Capital expenditures	(736.1)	(687.4)	(707.0)
Investment in transmission affiliate	(13.1)	(10.5)	(15.7)
Proceeds from asset sales	13.9	2.5	8.7
Change in restricted cash	—	2.7	42.8
Cost of removal, net of salvage	(25.1)	(37.8)	(38.3)
Other, net	3.6	(15.3)	(20.1)
Cash Used in Investing Activities	(756.8)	(745.8)	(729.6)

Financing Activities
Exercise of stock options	50.3	48.5	49.8
Purchase of common stock	(123.2)	(223.4)	(153.2)
Dividends paid on common stock	(352.0)	(328.9)	(276.3)
Issuance of long-term debt	250.0	251.0	251.8
Retirement of long-term debt	(324.3)	(397.2)	(20.3)
Change in short-term debt	80.2	142.8	(275.3)
Other, net	14.0	12.4	0.7
Cash Used in Financing Activities	(405.0)	(494.8)	(422.8)

Change in Cash and Cash Equivalents	35.9	(9.6)	21.5

Cash and Cash Equivalents at Beginning of Year	26.0	35.6	14.1

Cash and Cash Equivalents at End of Year	$61.9	$26.0	$35.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

75	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common	Other Paid	Retained
	Stock	In Capital	Earnings	Total
	(Millions of Dollars)
Balance - December 31, 2011	$2.3	$598.5	$3,362.5	$3,963.3
Net income			546.3	546.3
Common stock cash
dividends of $1.20 per share			(276.3)	(276.3)
Exercise of stock options		49.8		49.8
Purchase of common stock		(153.2)		(153.2)
Stock-based compensation and other		5.2		5.2
Balance - December 31, 2012	2.3	500.3	3,632.5	4,135.1
Net income			577.4	577.4
Common stock cash
dividends of $1.445 per share			(328.9)	(328.9)
Exercise of stock options		48.5		48.5
Purchase of common stock		(223.4)		(223.4)
Tax benefit from share based compensation		18.1		18.1
Stock-based compensation and other		6.2		6.2
Balance - December 31, 2013	2.3	349.7	3,881.0	4,233.0
Net income			588.3	588.3
Common stock cash
dividends of $1.56 per share			(352.0)	(352.0)
Exercise of stock options		50.3		50.3
Purchase of common stock		(123.2)		(123.2)
Tax benefit from share based compensation		16.8		16.8
Stock-based compensation and other		6.5		6.5
Balance - December 31, 2014	$2.3	$300.1	$4,117.3	$4,419.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

76	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2014	2013
		(Millions of Dollars)

Common Equity (see accompanying statement)		$4,419.7	$4,233.0

Preferred Stock of Subsidiary (Note I)		30.4	30.4

Long-Term Debt
Wisconsin Energy Notes (unsecured)	6.20% due 2033	200.0	200.0
	6.25% Junior Notes due 2067	500.0	500.0

Wisconsin Electric Debentures (unsecured)	6.00% due 2014	—	300.0
	6.25% due 2015	250.0	250.0
	1.70% due 2018	250.0	250.0
	4.25% due 2019	250.0	250.0
	2.95% due 2021	300.0	300.0
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.70% due 2036	300.0	300.0
	3.65% due 2042	250.0	250.0
	4.25% due 2044	250.0	—
	6-7/8% due 2095	100.0	100.0

Wisconsin Gas Debentures (unsecured)	5.20% due 2015	125.0	125.0
	5.90% due 2035	90.0	90.0

We Power Subsidiary Notes (secured, nonrecourse)	4.91% due 2014-2030 (a)	117.2	122.1
	5.209% due 2014-2030 (b)	223.9	231.5
	4.673% due 2014-2031 (b)	184.7	190.9
	6.00% due 2014-2033 (a)	134.6	138.4
	6.09% due 2030-2040 (b)	275.0	275.0
	5.848% due 2031-2041 (b)	215.0	215.0

WECC Notes (unsecured)	6.94% due 2028	50.0	50.0

Other Notes (secured, nonrecourse)	6.00% due 2021	—	1.8
	4.81% effective rate due 2030	2.0	2.0

Obligations under capital leases		84.5	104.3
Unamortized discount, net and other		(26.4)	(25.6)
Long-term debt and capital lease obligations due currently		(424.1)	(342.2)
Total Long-Term Debt		4,186.4	4,363.2

Total Long-Term Capitalization		$8,636.5	$8,626.6

(a) Senior notes are secured by a collateral assignment of the leases between PWGS and Wisconsin Electric related to PWGS 1 and 2.
(b) Senior notes are secured by a collateral assignment of the leases between ERGSS and Wisconsin Electric related to OC 1 and 2.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

77	Wisconsin Energy Corporation

2014 Form 10-K

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

Other Income and Deductions, Net:   We recorded the following items in Other Income and Deductions, net for the years ended December 31:

Other Income and Deductions, net	2014	2013	2012
	(Millions of Dollars)

AFUDC - Equity	$5.6	$18.3	$35.3
Gain on Property Sales	7.5	0.8	2.7
Other, net	0.3	(0.3)	(3.2)
Total Other Income and Deductions, net	$13.4	$18.8	$34.8

78	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

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

We recorded the following property in service by segment as of December 31:

Property In Service	2014	2013
	(Millions of Dollars)

Utility Energy	$12,290.7	$11,779.8
Non-Utility Energy	3,127.8	3,091.3
Other	90.5	95.2
Total	$15,509.0	$14,966.3

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 2.9% in 2014, 2013 and 2012.

We depreciate our We Power assets over the estimated useful life of the various property components. The components have useful lives of between 10 to 45 years for PWGS 1 and PWGS 2, and 10 to 55 years for OC 1 and OC 2.

Our regulated utilities collect in their rates amounts representing future removal costs for many assets that do not have an associated Asset Retirement Obligation (ARO). We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $741.1 million as of December 31, 2014 and $724.5 million as of December 31, 2013.

We recorded the following Construction Work in Progress (CWIP) by segment as of December 31:

CWIP	2014	2013
	(Millions of Dollars)

Utility Energy	$170.1	$132.7
Non-Utility Energy	21.1	16.5
Other	0.6	0.4
Total	$191.8	$149.6

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

Our regulated utility segment recorded the following AFUDC for the years ended December 31:

	2014	2013	2012
	(Millions of Dollars)

AFUDC - Debt	$2.3	$7.7	$14.7
AFUDC - Equity	$5.6	$18.3	$35.3

79	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Deferred Revenue:   As part of the construction of the PTF electric generating units, we capitalized interest during construction. As allowed under the lease agreements, we were able to collect the carrying costs during the construction of the PTF generating units from our utility customers. The carrying costs that we collected during construction have been recorded as deferred revenue on our balance sheet and we are amortizing the deferred carrying costs to revenue over the individual lease terms.

Earnings per Common Share:   We compute basic earnings per common share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributed to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive securities include in-the-money stock options. All stock options outstanding during 2014, 2013 and 2012 were included in the computation of diluted earnings per share. Anti-dilutive shares are excluded from the calculation.

Materials, Supplies and Inventories:   Our inventory as of December 31 consists of:

Materials, Supplies and Inventories	2014	2013
	(Millions of Dollars)

Fossil Fuel	$125.6	$117.7
Materials and Supplies	150.2	133.9
Natural Gas in Storage	124.8	77.8
Total	$400.6	$329.4

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

Goodwill:   Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. As of December 31, 2014 and 2013, we had $441.9 million of goodwill recorded at the utility energy segment, which related to our acquisition of Wisconsin Gas in 2000.

80	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Goodwill is not subject to amortization. However, it is subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are to be reflected in operating expense. Fair value is assessed by considering future discounted cash flows, a comparison of fair value based on public company trading multiples, and merger and acquisition transaction multiples for similar companies. This evaluation utilizes the information available under the circumstances, including reasonable and supportable assumptions and projections. We perform our annual impairment test as of August 31. There was no impairment to the recorded goodwill balance as of our annual 2014 impairment test date.

Impairment or Disposal of Long Lived Assets:   We carry property, equipment and goodwill related to businesses held for sale at the lower of cost or estimated fair value less cost to sell. As of December 31, 2014, we had no assets classified as Held for Sale. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the use and eventual disposition of the asset based on the remaining useful life. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method of accounting. We had a total ownership interest of approximately 26.2% in ATC as of December 31, 2014 and 2013. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note P.

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

81	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The fair value of our stock options was calculated using a binomial option-pricing model using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	0.1% - 3.0%	0.1% - 1.9%	0.1% - 2.0%
Dividend yield	3.8%	3.7%	3.9%
Expected volatility	18.0%	18.0%	19.0%
Expected life (years)	5.8	5.9	5.9
Expected forfeiture rate	2.0%	2.0%	2.0%
Weighted-average fair value
of our stock options granted	$4.18	$3.45	$3.34

Treasury Grant:   In December 2013, we filed an application with the United States Treasury for a Section 1603 renewable energy grant related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW anticipated the recognition of this grant as income when it set rates for the two years beginning January 1, 2013. We provided bill credits to our customers in 2013 and 2014. For the years ended December 31, 2014 and December 31, 2013, $17.4 million and $48.0 million, respectively, was recognized as income, which reflects the amount that was returned to customers in the form of bill credits during the year. The accounting reflects the regulatory treatment of the grant.

In June 2014, we received approximately $76.2 million related to the Treasury Grant. The PSCW approved escrow accounting for the Treasury Grant and the proceeds we received that exceeded the amounts originally included in rates are being returned to customers in the form of bill credits.

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

C -- REGULATORY ASSETS AND LIABILITIES

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our regulators. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2014, we had $12.8 million of regulatory assets not earning a return and $115.1 million of regulatory assets earning a return based on short-term interest rates.

In December 2014, the PSCW issued a rate order effective January 1, 2015 that, among other things, reaffirmed our accounting for the regulatory assets and liabilities identified below.

82	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Our regulatory assets and liabilities as of December 31 consist of:

	2014	2013
	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs	$629.5	$537.6
Deferred income tax related	176.0	169.5
Escrowed electric transmission costs	146.0	126.8
Escrowed PTF	66.6	49.3
Escrowed conservation	58.0	66.9
Deferred plant related -- capital lease	42.3	56.5
Deferred environmental costs	45.9	47.0
Other, net	106.9	54.9
Total regulatory assets	$1,271.2	$1,108.5

Regulatory Liabilities
Deferred cost of removal obligations	$741.1	$724.5
Escrowed bad debt costs	30.1	64.6
Other, net	59.4	90.0
Total regulatory liabilities	$830.6	$879.1

D -- PROPOSED ACQUISITION

On June 22, 2014, Wisconsin Energy and Integrys entered into an agreement and plan of merger (Merger Agreement) under which Wisconsin Energy will acquire Integrys. Integrys’ shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. We expect to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of approximately $1.5 billion of debt. We will also assume all of Integrys' outstanding debt. The combined company will be named WEC Energy Group, Inc.
The acquisition is subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the receipt of approvals from various government agencies, including FERC, Federal Communications Commission, PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission. The status of these matters as of December 31, 2014 is as follows:

•	On August 6, 2014, we filed applications for approval with the PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission.

•
On August 15, 2014, we filed an application with the FERC. The initial public comment period closed on October 17, 2014. We subsequently submitted additional information to respond to FERC questions on December 18, 2014. That comment period is now closed.

•
On September 24, 2014, we submitted our HSR Act filings, and on October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on October 24, 2014, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

•
On November 21, 2014, the shareholders of Wisconsin Energy voted to approve the issuance of common stock as contemplated by the Merger Agreement, as well as to amend the restated articles of incorporation to change the name of Wisconsin Energy from Wisconsin Energy Corporation to WEC Energy Group, Inc. The shareholders of Integrys approved the adoption of the Merger Agreement at its shareholder meeting held on November 21, 2014.

We anticipate the transaction closing in the second half of 2015.

83	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

E -- ASSET RETIREMENT OBLIGATIONS

AROs have been recorded for asbestos abatement at certain generation and substation facilities, and for obligations associated with the removal and dismantlement of generation facilities. AROs are recorded in other long-term liabilities on the Consolidated Balance Sheets. The following table presents the change in our AROs during 2014 and 2013:

	2014	2013
	(Millions of Dollars)

Balance as of January 1	$42.3	$44.3
Liabilities Settled	(1.1)	(4.4)
Accretion	2.4	2.4
Balance as of December 31	$43.6	$42.3

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

We have approximately $174.0 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests in 2014, 2013 and 2012 were $53.0 million, $50.3 million and $45.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

G -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2014	2013	2012
	(Millions of Dollars)

Current tax expense	$33.6	$25.2	$13.1
Deferred income taxes, net	329.2	313.8	294.4
Investment tax credit, net	(1.1)	(1.1)	(1.2)
Total Income Tax Expense	$361.7	$337.9	$306.3

84	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

	2014		2013		2012
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at statutory federal tax rates	$332.5	35.0%	$320.3	35.0%	$298.4	35.0%
State income taxes net of federal tax benefit	50.5	5.3%	49.0	5.3%	43.3	5.1%
Production tax credits	(17.4)	(1.8)%	(16.7)	(1.8)%	(15.9)	(1.9)%
Treasury Grant	(3.8)	(0.4)%	(7.4)	(0.8)%	—	—%
AFUDC - Equity	(1.9)	(0.2)%	(6.4)	(0.7)%	(12.3)	(1.4)%
Investment tax credit restored	(1.1)	(0.1)%	(1.1)	(0.1)%	(1.2)	(0.1)%
Domestic production activities deduction	—	—%	—	—%	(12.6)	(1.5)%
Other, net	2.9	0.3%	0.2	—%	6.6	0.7%
Total Income Tax Expense	$361.7	38.1%	$337.9	36.9%	$306.3	35.9%

The components of deferred income taxes classified as net current assets and net long-term liabilities as of December 31 are as follows:

Deferred Tax Assets	2014	2013
	(Millions of Dollars)
Current
Future federal tax benefits	$221.7	$309.7
Employee benefits and compensation	13.7	13.8
Other	47.7	56.0
Total Current Deferred Tax Assets	283.1	379.5

Non-current
Deferred revenues	221.3	237.0
Employee benefits and compensation	98.2	95.6
Future federal tax benefits	—	32.5
Property-related	28.8	28.2
Construction advances	18.9	18.3
Other	51.8	62.9
Total Non-Current Deferred Tax Assets	419.0	474.5
Total Deferred Tax Assets	$702.1	$854.0

85	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Deferred Tax Liabilities	2014	2013
	(Millions of Dollars)
Current
Prepaid items	$40.4	$69.5
Total Current Deferred Tax Liabilities	40.4	69.5

Non-current
Property-related	2,750.4	2,574.4
Employee benefits and compensation	242.5	238.5
Investment in transmission affiliate	188.6	169.9
Deferred transmission costs	58.5	50.8
Other	85.7	74.9
Total Non-current Deferred Tax Liabilities	3,325.7	3,108.5
Total Deferred Tax Liabilities	$3,366.1	$3,178.0

Consolidated Balance Sheet Presentation	2014	2013
Current Deferred Tax Asset	$242.7	$310.0
Non-Current Deferred Tax Liability	$2,906.7	$2,634.0

Consistent with rate-making treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

As of December 31, 2014, we had approximately $416.2 million and $76.0 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of $145.7 million and $76.0 million, respectively. As of December 31, 2013, we had approximately $810.3 million and $58.6 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of $283.6 million and $58.6 million, respectively. The tax credit and net operating loss carryforwards begin to expire in 2029. We anticipate that we will have future taxable income sufficient to utilize these deferred tax assets.

We previously adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(Millions of Dollars)

Balance as of January 1	$8.4	$11.3
Reductions for tax positions of prior years	(1.2)	(2.9)
Balance as of December 31	$7.2	$8.4

The amount of unrecognized tax benefits as of December 31, 2014 and 2013 excludes deferred tax assets related to uncertainty in income taxes of $7.2 million and $8.4 million, respectively. As of December 31, 2014 and 2013, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.3 million, $0.2 million and $0.2 million, respectively, of accrued interest in the Consolidated Income Statements. For the years ended December 31, 2014, 2013 and 2012, we recognized no penalties in the Consolidated Income Statements. We had approximately $0.7 million and $0.4 million of interest accrued and no penalties accrued on the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

86	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Our primary tax jurisdictions include the United States and the state of Wisconsin. Currently, the tax years of 2011 through 2014 are subject to Federal examination, and the tax years 2010 through 2014 are subject to examination by the state of Wisconsin.

H -- COMMON EQUITY

As of December 31, 2014 and 2013, we had 325,000,000 shares of common stock, one cent par value, authorized under our charter, of which 225,517,339 and 225,962,959 common shares, respectively, were outstanding. All share-based compensation is currently fulfilled by purchases on the open market by our independent agents and do not dilute shareholders' ownership.

Acquisition of Integrys: On June 22, 2014, we entered into an agreement to acquire Integrys. Integrys shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per share of Integrys common stock. The proposed acquisition is scheduled to close in the second half of 2015. We expect to finance the acquisition through the issuance of approximately $1.5 billion of debt and approximately 91 million shares of Wisconsin Energy common stock.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for share-based awards made to our employees and directors as of December 31:

	2014	2013	2012
	(Millions of Dollars)

Performance units	$15.4	$12.7	$16.3
Stock options	3.7	3.9	2.7
Restricted stock	2.8	2.4	3.0
Share-based compensation expense	$21.9	$19.0	$22.0
Related Tax Benefit	$8.8	$7.6	$8.8

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

We expect that substantially all of the outstanding options as of December 31, 2014 will be exercised.

87	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The following is a summary of our stock option activity during 2014:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding as of January 1, 2014	8,089,710	$26.84
Granted	899,500	$41.03
Exercised	(2,201,821)	$22.85
Forfeited	(17,195)	$37.42
Outstanding as of December 31, 2014	6,770,194	$29.99	5.7	$154.0
Exercisable as of December 31, 2014	3,890,339	$24.10	3.9	$111.4

In January 2015, the Compensation Committee of the Board of Directors (Compensation Committee) awarded 516,475 non-qualified stock options with an exercise price of $52.895 to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $50.5 million, $44.5 million and $47.5 million, respectively. Cash received from options exercised during the years ended December 31, 2014, 2013 and 2012 was $50.3 million, $48.5 million and $49.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $19.9 million, $17.8 million and zero, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$17.10 to $21.11	1,498,071	$20.86	3.5	1,498,071	$20.86	3.5
$23.88 to $29.35	2,153,513	$25.06	3.7	2,153,513	$25.06	3.7
$34.88 to $41.03	3,118,610	$37.79	8.0	238,755	$35.88	7.4
	6,770,194	$29.99	5.7	3,890,339	$24.10	3.9

The following table summarizes information about our non-vested options during 2014:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value
Non-Vested as of January 1, 2014	2,380,790	$3.38
Granted	899,500	$4.18
Vested	(383,240)	$3.26
Forfeited	(17,195)	$3.56
Non-Vested as of December 31, 2014	2,879,855	$3.65

As of December 31, 2014, total compensation costs related to non-vested stock options not yet recognized was approximately $2.1 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

88	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Restricted Shares:   The Compensation Committee has also approved restricted stock grants to certain key employees and directors. The following restricted stock activity occurred during 2014:

Restricted Shares	Number of Shares	Weighted-Average Market Price
Outstanding as of January 1, 2014	150,698
Granted	71,504	$40.96
Released	(63,509)	$33.02
Forfeited	(3,214)	$38.47
Outstanding as of December 31, 2014	155,479

In January 2015, the Compensation Committee awarded 60,164 restricted shares to our directors, officers and other key employees under its normal schedule of awarding long-term incentive compensation. These awards have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients also have voting rights and are entitled to dividends in the same manner as other shareholders.

We record the market value of the restricted stock awards on the date of grant and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $2.7 million, $4.0 million and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $1.0 million, $1.3 million and zero, respectively.

As of December 31, 2014, total compensation cost related to restricted stock not yet recognized was approximately $2.8 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Performance Units:   In January 2014, 2013 and 2012, the Compensation Committee awarded 233,735, 239,120 and 346,570 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of our stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing compensation costs over the three-year performance period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2014, 2013 and 2012 vested and were settled during the first quarter of 2015, 2014 and 2013, and had a total intrinsic value of $13.2 million, $14.8 million and $19.3 million, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance units was approximately $4.8 million, $5.3 million and $7.0 million, respectively.

In January 2015, the Compensation Committee awarded 195,365 performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

As of December 31, 2014, total compensation cost related to performance units not yet recognized was approximately $12.6 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

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

Wisconsin Electric and Wisconsin Gas are required to maintain capital structures that differ from GAAP as they reflect regulatory adjustments. The 2013 PSCW rate case order required Wisconsin Electric to maintain a common equity ratio range of between 48.5% and 53.5%, and Wisconsin Gas to maintain a capital structure which had a common equity range of between 45.0% and 50.0%. The 2015 PSCW rate case requires Wisconsin Electric to

89	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

maintain a common equity ratio range of between 48.5% and 53.5%, and Wisconsin Gas to maintain a capital structure which has a common equity range of between 47.0% and 52.0%. Each company is in compliance with its respective common equity range as outlined within the 2013 PSCW rate case. Wisconsin Electric and Wisconsin Gas must obtain PSCW approval if they pay dividends above the test year levels that would cause either company to fall below the authorized levels of common equity.

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

As of December 31, 2014, the restricted net assets of consolidated and unconsolidated subsidiaries and our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method total approximately $3.7 billion. This amount exceeds 25% of our consolidated net assets as of December 31, 2014.

See Note K for discussion of certain financial covenants related to the bank back-up credit facilities of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Repurchase Program:   We do not expect to issue new shares under our various employee benefit plans and our dividend reinvestment and share purchase plan; rather, we instruct independent plan agents to purchase the shares in the open market. In that regard, no new shares of common stock were issued in 2014, 2013 or 2012.

In December 2013, our Board of Directors authorized a share repurchase program for the purchase of up to $300.0 million of our common stock through open market purchases or privately negotiated transactions from January 1, 2014 through the end of 2017. On June 22, 2014, in connection with the proposed acquisition of Integrys, the Board of Directors terminated this share repurchase program. For the twelve months ended December 31, 2014, we repurchased $18.6 million of our common stock pursuant to the terminated program at an average cost of $43.66 per share. All of these shares were purchased during the first quarter of 2014. A previous share repurchase program authorized by our Board of Directors expired at the end of 2013. In addition, we have instructed our independent agents to purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies the shares purchased by the Company for the year ending December 31:

	2014		2013		2012
	Shares	Cost	Shares	Cost	Shares	Cost
	(In Millions)

Under share repurchase programs	0.4	$18.6	3.0	$126.0	1.5	$51.8
To fulfill exercised stock options and restricted stock awards	2.3	104.6	2.4	97.4	2.8	101.4
Total	2.7	$123.2	5.4	$223.4	4.3	$153.2

90	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

I -- PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2014 and 2013:

	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
				(In Millions)
Wisconsin Energy
$.01 par value Preferred Stock	15,000,000	—	—	$—

Wisconsin Electric
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	$4.4
$100 par value, Serial Preferred Stock	2,286,500
3.60% Series		260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total preferred stock of subsidiary				$30.4

J -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debentures and Notes:   As of December 31, 2014, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2015	$399.5
2016	27.4
2017	29.5
2018	281.1
2019	282.7
Thereafter	3,532.2
Total	$4,552.4

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

Wisconsin Electric is the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2014 and 2013, the repurchased bonds were still outstanding, but were not reported in our consolidated long-term debt or included on our Consolidated Statements of Capitalization because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

Effective May 2017, the $500 million of Junior Notes will bear interest at the three-month LIBOR Rate plus 211.25 basis points and will reset quarterly.

91	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $34.9 million and $33.7 million in lease payments during 2014 and 2013, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related -- capital lease in Note C). Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately $78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $84.5 million as of December 31, 2014, and will decrease to zero over the remaining life of the contract.

The following is a summary of our capitalized leased facilities as of December 31:

Capital Lease Assets	2014	2013
	(Millions of Dollars)
Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(98.3)	(92.5)
Total Leased Facilities	$42.0	$47.8

Future minimum lease payments under our capital lease and the present value of our net minimum lease payments as of December 31, 2014 are as follows:

(Millions of Dollars)
2015	$43.5
2016	45.1
2017	13.9
2018	14.7
2019	15.5
Thereafter	41.3
Total Minimum Lease Payments	174.0
Less: Estimated Executory Costs	(54.7)
Net Minimum Lease Payments	119.3
Less: Interest	(34.8)
Present Value of Net
Minimum Lease Payments	84.5
Less: Due Currently	(24.6)
$59.9

92	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

K -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2014		2013
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars, except for percentages)

Commercial paper	$617.6	0.22%	$537.4	0.20%

The following information relates to commercial paper for the years ended December 31:

	2014	2013
	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$721.4	$594.5
Average Short-Term Debt Outstanding	$468.1	$359.1
Weighted-Average Interest Rate	0.18%	0.25%

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require the companies to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%, 65% and 65%, respectively.

As of December 31, 2014, we had approximately $1.2 billion of available undrawn lines under our bank back-up credit facilities and $617.6 million of commercial paper outstanding that was supported by the available lines of credit. In December 2014, we amended each of our credit facilities to extend their expirations from December 2017 to December 2019.

The Wisconsin Energy, Wisconsin Electric and Wisconsin Gas bank back-up credit facilities contain customary covenants, including certain limitations on the respective companies' ability to sell assets. The credit facilities also contain customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, Employee Retirement Income Security Act of 1974 (ERISA) defaults and change of control. In addition, pursuant to the terms of Wisconsin Energy's credit agreement, Wisconsin Energy must ensure that certain of its subsidiaries comply with several of the covenants contained therein.

As of December 31, 2014, we were in compliance with all financial covenants.

L -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of December 31, 2014, we recognized $14.7 million in regulatory assets and $14.2 million in regulatory liabilities related to derivatives in comparison to $0.3 million in regulatory assets and $9.6 million in regulatory liabilities as of December 31, 2013.

93	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

We record our current derivative assets on the balance sheet in other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.6 million is recorded in other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.8 million is recorded in other deferred credit and other liabilities. Our Consolidated Balance Sheets as of December 31, 2014 and 2013 include:

	December 31, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$5.0	$12.3	$5.6	$0.1
Fuel Oil	—	—	0.6	—
FTRs	7.0	—	3.5	—
Coal	3.3	0.2	2.1	0.2
Total	$15.3	$12.5	$11.8	$0.3

Our Consolidated Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the years ended December 31 were as follows:

	2014		2013
	Volume	Gains	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	40.5 million Dth	$7.3	48.6 million Dth	$(8.5)
Fuel Oil	9.2 million gallons	0.5	8.6 million gallons	0.5
FTRs	26.1 million MWh	12.7	25.3 million MWh	14.9
Total		$20.5		$6.9

As of December 31, 2014 and 2013, we posted collateral of $11.2 million and zero, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of December 31, 2014 and 2013.

	2014		2013
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$15.3	$12.5	$11.8	$0.3
Gross Amount Not Offset on Balance Sheet (a)	(0.4)	(11.5)	—	—
Net Amount	$14.9	$1.0	$11.8	$0.3

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $10.3 million and zero as of December 31, 2014 and 2013, respectively.

94	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.1	$7.2	$7.0	15.3
Total	$1.1	$7.2	$7.0	$15.3
Liabilities:
Derivatives	$11.5	$1.0	$—	$12.5
Total	$11.5	$1.0	$—	$12.5

95	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$5.7	$2.6	$3.5	$11.8
Total	$5.7	$2.6	$3.5	$11.8
Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2014	2013
	(Millions of Dollars)
Balance as of January 1	$3.5	$4.7
Realized and unrealized gains (losses)	—	—
Purchases	15.6	10.6
Issuances	—	—
Settlements	(12.1)	(11.8)
Transfers in and/or out of Level 3	—	—
Balance as of December 31	$7.0	$3.5

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

96	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2014		2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$27.1	$30.4	$26.0
Long-term debt including current portion	$4,552.4	$5,126.0	$4,626.7	$4,911.8

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

N -- BENEFITS

Pensions and Other Post-retirement Benefits:   We have defined benefit pension plans that cover substantially all of our employees. Generally, employees who started with the Company after 1995 receive a benefit based on a percentage of their annual salary plus an interest credit, while employees who started before 1996 receive a benefit based upon years of service and final average salary. Approximately half of our projected benefit obligation relates to benefits based upon years of service and final average salary. New management employees hired after December 31, 2014 will receive a 6% annual Company contribution to their 401(k) plan instead of being enrolled in the defined benefit plans.

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

97	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The following table presents details about our pension and OPEB plans:

	Pension		OPEB
	2014	2013	2014	2013
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,410.2	$1,508.5	$362.7	$381.2
Service cost	10.1	14.6	8.5	10.0
Interest cost	68.1	60.4	17.8	15.6
Participants' contributions	—	—	9.1	8.9
Plan amendments	—	(1.0)	(4.6)	—
Actuarial loss (gain)	120.4	(81.9)	29.4	(27.7)
Gross benefits paid	(103.3)	(90.4)	(26.4)	(26.3)
Federal subsidy on benefits paid	N/A	N/A	1.2	1.0
Benefit Obligation at December 31	$1,505.5	$1,410.2	$397.7	$362.7

Change in Plan Assets
Fair Value at January 1	$1,451.0	$1,385.4	$327.6	$285.4
Actual earnings on plan assets	88.5	147.3	17.7	45.5
Employer contributions	8.4	8.7	5.5	14.1
Participants' contributions	—	—	9.1	8.9
Gross benefits paid	(103.3)	(90.4)	(26.4)	(26.3)
Fair Value at December 31	$1,444.6	$1,451.0	$333.5	$327.6

Net liability (asset)	$60.9	$(40.8)	$64.2	$35.1

Amounts recognized in our Consolidated Balance Sheets as of December 31 related to the funded status of the benefit plans consisted of:

	Pension		OPEB
	2014	2013	2014	2013
	(Millions of Dollars)

Other long-term assets	$39.2	$138.7	$39.5	$40.2
Other long-term liabilities	100.1	97.9	103.7	75.3
Net liability (asset)	$60.9	$(40.8)	$64.2	$35.1

The accumulated benefit obligation for all defined pension plans was $1,504.6 million and $1,409.5 million as of December 31, 2014, and 2013, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB
	2014	2013	2014	2013
	(Millions of Dollars)

Net actuarial loss	$622.7	$528.8	$44.1	$9.8
Prior service costs (credits)	6.8	8.8	(4.6)	(1.7)
Total - Regulatory Assets	$629.5	$537.6	$39.5	$8.1

We estimate that 2015 periodic pension and OPEB costs will include the amortization of previously unrecognized benefit costs referred to above of $48.3 million and $0.9 million, respectively.

98	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB
	2014	2013	2012	2014	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$10.1	$14.6	$21.7	$8.5	$10.0	$10.3
Interest cost	68.1	60.4	65.5	17.8	15.6	20.3
Expected return on plan assets	(98.6)	(95.8)	(89.6)	(23.7)	(21.3)	(19.0)
Amortization of:
Transition obligation	—	—	—	—	—	0.3
Prior service cost (credit)	2.1	2.3	2.2	(1.8)	(2.0)	(1.9)
Actuarial loss	36.7	54.5	41.0	1.2	3.7	7.3
Settlement charge	—	2.5	—	—	—	—
Other	—	—	0.4	—	—	—
Net Periodic Benefit Cost	$18.4	$38.5	$41.2	$2.0	$6.0	$17.3

	Pension			OPEB
	2014	2013	2012	2014	2013	2012
Weighted-Average assumptions used to
determine benefit obligations as of Dec. 31
Discount rate	4.15%	5.00%	4.10%	4.20%	4.95%	4.15%
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec. 31
Discount rate	5.00%	4.10%	5.05%	4.95%	4.15%	5.20%
Expected return on plan assets	7.25%	7.25%	7.25%	7.50%	7.50%	7.50%
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

Assumed health care cost trend rates as of Dec. 31	2014	2013	2012
Health care cost trend rate assumed for next year (Pre 65 / Post 65)	7.5%/7.5%	7.5%/7.5%	7.5%/7.5%
Rate that the cost trend rate gradually adjusts to	5.0%	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at (Pre 65 / Post 65)	2021/2021	2021/2021	2017/2017

The expected long-term rate of return on pension and OPEB plan assets was 7.25% and 7.50%, respectively, in 2014, 2013 and 2012. We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$30.2	$(25.4)
Total of service and interest cost components	$3.1	$(2.5)

We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds.

99	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

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

Previously, our pension plan target allocation was 45% equity investments and 55% fixed income investments. In late 2014, we began transitioning to a target asset allocation of 35% equity investments, 55% fixed income investments and 10% private equity and real estate investments. The current OPEB target asset allocation is 60% equity investments and 40% fixed income investments. Equity securities include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and U.S. Treasuries.

The following table summarizes the fair value of our pension plan assets by asset category within the fair value hierarchy (for further level information, see Note M):

	As of December 31, 2014
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$6.4	$—	$—	$6.4
Equities:
U.S. Equity	503.8	—	—	503.8
International Equity	128.6	29.8	—	158.4
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	42.5	599.3	—	641.8
International Bonds	79.3	43.3	—	122.6
Private Equity and Real Estate	—	—	11.6	11.6
Total	$760.6	$672.4	$11.6	$1,444.6

100	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

	As of December 31, 2013
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$21.0	$—	$—	$21.0
Equities:
U.S. Equity	519.5	—	—	519.5
International Equity	146.2	35.7	—	181.9
Fixed Income
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	108.4	505.2	—	613.6
International Bonds	78.1	36.9	—	115.0
Total	$873.2	$577.8	$—	$1,451.0

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

The following table summarizes the fair value of our OPEB plan assets by asset category within the fair value hierarchy:

	As of December 31, 2014
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$1.4	$—	$—	$1.4
Equities:
U.S. Equity	146.0	—	—	146.0
International Equity	42.2	2.5	—	44.7
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	3.5	112.4	—	115.9
International Bonds	17.5	7.0	—	24.5
Private Equity and Real Estate	—	—	1.0	1.0
Total	$210.6	$121.9	$1.0	$333.5

	As of December 31, 2013
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$2.6	$—	$—	$2.6
Equities:
U.S. Equity	148.0	—	—	148.0
International Equity	46.9	2.8	—	49.7
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	8.4	96.3	—	104.7
International Bonds	16.8	5.8	—	22.6
Total	$222.7	$104.9	$—	$327.6

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

101	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

In December 2014, our pension and OPEB plans began investing in private equity funds which are a Level 3 investment.

Cash Flows:

Historical employer contributions:

	Pension
Year	Qualified	Non-Qualified	OPEB
	(Millions of Dollars)

2012	$95.6	$7.1	$17.7
2013	$—	$8.7	$14.1
2014	$—	$8.4	$5.5

In January 2015, we contributed $100.0 million to the qualified pension plan. Future contributions to the plans will be dependent upon many factors, including the performance of plan assets, long-term discount rates and mortality rates.

Estimated benefit payments:

Year	Pension	Gross OPEB
	(Millions of Dollars)

2015	$104.7	$25.5
2016	$103.6	$22.3
2017	$104.3	$22.8
2018	$102.3	$23.3
2019	$102.4	$24.1
2020-2024	$491.8	$122.5

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $14.2 million, $14.2 million and $13.8 million during 2014, 2013 and 2012, respectively.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $3.3 million and $4.2 million as of December 31, 2014 and 2013, respectively.

O -- SEGMENT REPORTING

Our reportable segments as of December 31, 2014 include a utility energy segment and a non-utility energy segment. We have organized our reportable segments based upon the regulatory environment in which our utility subsidiaries operate and on how management makes decisions and measures performance. The segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable operating segments are the same as those described in Note A.

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

102	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

Summarized financial information concerning our reportable segments for each of the three years ended December 31, 2014 is shown in the following table.

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Year Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
December 31, 2014
Operating Revenues (b)	$4,941.3	$447.1	$1.3	$(392.6)	$4,997.1
Depreciation and Amortization	$340.6	$67.5	$0.7	$—	$408.8
Operating Income (Loss)	$770.2	$368.2	$(26.3)	$—	$1,112.1
Equity in Earnings of Unconsolidated Affiliates	$66.0	$—	$(0.1)	$—	$65.9
Interest Expense, Net	$128.8	$64.6	$48.8	$(0.7)	$241.5
Income Tax Expense (Benefit)	$268.9	$121.4	$(28.6)	$—	$361.7
Net Income (Loss)	$447.2	$182.8	$588.0	$(629.7)	$588.3
Capital Expenditures	$689.9	$41.1	$5.1	$—	$736.1
Total Assets (c)	$14,912.8	$2,821.8	$4,880.3	$(7,451.5)	$15,163.4

December 31, 2013
Operating Revenues (b)	$4,462.0	$446.7	$1.3	$(391.0)	$4,519.0
Depreciation and Amortization	$320.2	$67.1	$0.8	$—	$388.1
Operating Income (Loss)	$719.4	$367.1	$(6.4)	$—	$1,080.1
Equity in Earnings of Unconsolidated Affiliates	$68.5	$—	$(0.1)	$—	$68.4
Interest Expense, Net	$136.2	$65.7	$50.8	$(0.6)	$252.1
Income Tax Expense (Benefit)	$243.6	$120.2	$(25.9)	$—	$337.9
Net Income (Loss)	$425.1	$181.6	$577.2	$(606.5)	$577.4
Capital Expenditures	$657.9	$26.1	$3.4	$—	$687.4
Total Assets (c)	$14,460.4	$2,846.5	$4,719.5	$(7,257.0)	$14,769.4

December 31, 2012
Operating Revenues (b)	$4,190.8	$439.9	$1.2	$(385.5)	$4,246.4
Depreciation and Amortization	$296.4	$67.1	$0.7	$—	$364.2
Operating Income (Loss)	$647.7	$358.8	$(6.2)	$—	$1,000.3
Equity in Earnings of Unconsolidated Affiliates	$65.7	$—	$(0.2)	$—	$65.5
Interest Expense, Net	$129.4	$66.7	$52.5	$(0.4)	$248.2
Income Tax Expense (Benefit)	$214.9	$116.6	$(25.2)	$—	$306.3
Net Income (Loss)	$400.6	$175.9	$546.1	$(576.3)	$546.3
Capital Expenditures	$697.3	$5.5	$4.2	$—	$707.0
Total Assets (c)	$13,988.1	$2,903.5	$4,431.4	$(7,038.0)	$14,285.0

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

(c)
An elimination of $2,172.9 million, $2,231.2 million and $2,286.7 million is included in Total Assets as of December 31, 2014, 2013 and 2012, respectively, for all PTF-related activity between We Power and Wisconsin Electric.

103	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

P -- RELATED PARTIES

We receive and/or provide certain services to other associated companies in which we have an equity investment.

American Transmission Company LLC:   As of December 31, 2014, we have a 26.2% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which is reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction. ATC reimburses us for these costs when new generation is placed in service.

The following table summarizes material related party transactions with ATC during 2014, 2013 and 2012:

Equity Investee	2014	2013	2012
	(Millions of Dollars)

Equity in Earnings	$66.0	$68.5	$65.7
Distributions Received	$57.5	$54.5	$52.6

Services Provided	$8.1	$9.0	$8.2
Services Received	$231.4	$234.2	$222.7

As of December 31, 2014 and 2013, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2014	2013
	(Millions of Dollars)
Accounts Receivable
Services provided	$0.6	$0.6

Accounts Payable
Services received	$19.3	$19.5

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

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)
2015	$5.2
2016	3.9
2017	3.2
2018	3.1
2019	1.2
Thereafter	21.5
Total	$38.1

Divested Assets:   We provided customary indemnifications to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. in connection with the sale of our interest in Edgewater Generating Unit 5.

104	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $15 million to $47 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2014 and 2013, we established reserves of $32.6 million and $36.9 million, respectively, related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including Wisconsin Electric and Wisconsin Gas, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Coal Combustion Product Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its coal combustion products. However, some coal combustion products have been, and to a small degree continue to be, managed in company-owned, licensed landfills. Some early designed and constructed landfills have at times required various levels of monitoring or remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. During 2014, 2013 and 2012, Wisconsin Electric incurred $0.1 million, $0.1 million and $0.3 million respectively, in landfill remediation expenses. As of December 31, 2014, we have no reserves established related to coal combustion product landfill sites.

Valley Power Plant Title V Air Permit:   The WDNR renewed VAPP's Title V operating permit in February 2011. The term of the permit is five years. In March 2011, the Sierra Club petitioned the EPA for additional reductions and monitoring for particulate matter and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition. In May 2012, the Sierra Club filed a notice of intent to bring suit to force the EPA to issue a response to that petition. We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of this proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

R -- SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2014, we paid $241.1 million in interest, net of amounts capitalized, and paid $22.0 million in income taxes, net of refunds. During the year ended December 31, 2013, we paid $250.4 million in interest, net of amounts capitalized, and received $39.6 million in net refunds from income taxes. During the year ended December 31, 2012, we paid $241.2 million in interest, net of amounts capitalized, and received $107.0 million in net refunds from income taxes.

As of December 31, 2014, 2013 and 2012, the amount of accounts payable related to capital expenditures was $1.8 million, $4.7 million and $15.7 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, total amortization of deferred revenue was $55.7 million, $56.5 million and $54.9 million, respectively.

105	Wisconsin Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

S -- SUBSEQUENT EVENT

On January 12, 2015, we entered into an agreement with the Governor of the State of Michigan, the Attorney General of the State of Michigan, the Staff of the MPSC and the owners of two large mines in the Upper Peninsula of Michigan, to resolve all objections these parties raised at the FERC and MPSC related to Wisconsin Energy’s proposed acquisition of Integrys. We believe that this agreement is in the best interest of our customers. In connection with the agreement, we entered into a non-binding term sheet to sell our Michigan electric distribution assets and the Presque Isle Power Plant to a third party. The carrying value of these assets is approximately $292 million as of December 31, 2014.
We are working to achieve a definitive agreement for the sale of these assets by the end of March 2015. This agreement would be subject to approval by several regulatory agencies including FERC, the PSCW and the MPSC. If we are able to reach a definitive agreement consistent with the financial terms of the non-binding term sheet, we would seek the recovery of approximately $190 million of net unrecovered plant costs from our remaining customers.

106	Wisconsin Energy Corporation

2014 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated income statements, statements of common equity, and statements of cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 27, 2015

107	Wisconsin Energy Corporation

2014 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Energy Corporation:

We have audited the internal control over financial reporting of Wisconsin Energy Corporation and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 27, 2015

108	Wisconsin Energy Corporation

2014 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Energy Corporation's and subsidiaries' internal control over financial reporting was effective as of December 31, 2014.

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

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our financial statements has issued an attestation report on the effectiveness of Wisconsin Energy Corporation's and its subsidiaries' internal control over financial reporting as of December 31, 2014. Deloitte & Touche LLP's report is included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

109	Wisconsin Energy Corporation

2014 Form 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors - Terms Expiring in 2016", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance - Stockholder Nominees and Proposals - What is the process used to identify director nominees and how do I recommend a nominee to the Corporate Governance Committee?", "Corporate Governance - Board Committees - Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance - Board Committees - Are all the members of the Audit Committee financially literate and does the committee have an 'audit committee financial expert'?" and "Committees of the Board of Directors - Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Stockholders to be held May 7, 2015 (the "2015 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

The information under "Compensation Discussion and Analysis", "Executive Compensation Tables", "Director Compensation", "Committees of the Board of Directors - Compensation", "Compensation Committee Report", "Risk Analysis of Compensation Policies and Practices" and "Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation" in the 2015 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Common Stock Ownership" in the 2015 Annual Meeting Proxy Statement.

110	Wisconsin Energy Corporation

2014 Form 10-K

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our equity compensation plans as of December 31, 2014:

	(a)	(b)	(c)

	Number of		Number of securities
	securities to be	Weighted average	remaining available for
	issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	6,770,194	$29.99	30,709,644	(1)

Equity compensation plans not approved by security holders	—	—	—
Total	6,770,194	$29.99	30,709,644

(1) Includes shares available for future issuance under our 1993 Omnibus Stock Incentive Plan, amended and restated
effective May 5, 2011, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock or other stock based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Board Independence - Who are the independent directors?", "Corporate Governance - Board Independence - What are the Board's standards of independence?", "Corporate Governance - Board Committees - Are the Audit and Oversight, Corporate Governance and Compensation Committees comprised solely of independent directors?", "Corporate Governance: Does the Company have policies and procedures in place to review and approve related party transactions?" and "Certain Relationships and Related Transactions" in the 2015 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on our website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2015 Annual Meeting Proxy Statement is incorporated herein by reference.

111	Wisconsin Energy Corporation

2014 Form 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule I, Condensed Parent Company Financial Statements, including Income Statements and Cash Flows for the three years ended December 31, 2014 and Balance Sheets as of December 31, 2014 and 2013.

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2014.

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

2014 Form 10-K

WISCONSIN ENERGY CORPORATION

INCOME STATEMENTS
(Parent Company Only)

SCHEDULE I -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)

Other Income, Net	$2.8	$3.1	$3.2
Corporate Expense	26.8	5.5	4.8
Interest Expense	53.1	54.4	55.7
Loss before Taxes	(77.1)	(56.8)	(57.3)
Income Tax Benefit	30.4	26.4	26.0
Loss after Taxes	(46.7)	(30.4)	(31.3)
Equity in Subsidiaries' Continuing Operations	635.0	607.8	577.6
Net Income	$588.3	$577.4	$546.3

See accompanying notes to condensed parent company financial statements.

113	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$588.3	$577.4	$546.3
Reconciliation to cash
Equity in subsidiaries' earnings	(635.0)	(607.8)	(577.6)
Dividends and distributions from subsidiaries	720.0	720.4	842.3
Deferred income taxes, net	60.1	(7.8)	104.4
Accrued income taxes, net	4.1	66.8	(457.9)
Change in - Other current assets	—	(0.1)	0.2
Change in - Other current liabilities	5.1	(22.9)	(6.7)
Change in - Accounts receivable	(0.3)	(2.7)	22.5
Other, net	(8.1)	(21.6)	(8.1)
Cash Provided by Operating Activities	734.2	701.7	465.4

Investing Activities
Capital contributions to associated companies	(225.5)	(195.3)	(21.5)
Capitalized interest and other	5.0	4.0	12.6
Cash Used in Investing Activities	(220.5)	(191.3)	(8.9)

Financing Activities
Exercise of stock options	50.3	48.5	49.8
Purchase of common stock	(123.2)	(223.4)	(153.9)
Dividends paid on common stock	(352.0)	(328.9)	(276.3)
Change in short-term debt	(72.0)	5.0	(79.5)
Change in notes payable due associated companies	3.5	(26.8)	3.8
Other, net	16.7	14.6	—
Cash Used in Financing Activities	(476.7)	(511.0)	(456.1)

Change in Cash and Cash Equivalents	37.0	(0.6)	0.4

Cash and Cash Equivalents at Beginning of Year	0.3	0.9	0.5

Cash and Cash Equivalents at End of Year	$37.3	$0.3	$0.9

See accompanying notes to condensed parent company financial statements.

114	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION

BALANCE SHEETS
(Parent Company Only)

SCHEDULE I - CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS - (Cont'd)

	December 31
	2014	2013
	(Millions of Dollars)
Assets
Current Assets
Cash and cash equivalents	$37.3	$0.3
Accounts and notes receivable from associated companies	37.8	37.4
Prepaid taxes and other	264.2	297.6
Total Current Assets	339.3	335.3
Property and Investments
Investment in subsidiary companies	4,917.8	4,761.8
Other	1.5	1.8
Total Property and Investments	4,919.3	4,763.6
Deferred Charges and Other Assets	118.7	143.2
Total Assets	$5,377.3	$5,242.1

Liabilities and Equity
Current Liabilities
Short-term debt	$—	$72.0
Notes payable due associated companies	117.2	113.8
Accrued taxes and other	22.4	11.8
Total Current Liabilities	139.6	197.6
Long-term debt	695.8	695.0
Other Long-term liabilities	122.2	116.5
Stockholder's equity	4,419.7	4,233.0
Total Liabilities and Equity	$5,377.3	$5,242.1

See accompanying notes to condensed parent company financial statements.

115	Wisconsin Energy Corporation

2014 Form 10-K

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

2.    Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from the Parent Company's non-utility subsidiary, We Power, and its principal utility subsidiaries, Wisconsin Electric and Wisconsin Gas. During 2014, Wisconsin Electric and Wisconsin Gas collectively provided Wisconsin Energy with $423.0 million of dividends, and We Power provided $297.0 million of distributions.

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

3.    As of December 31, 2014, the maturities of the Parent Company long-term debt outstanding were as follows:

(Millions of Dollars)

2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	700.0
Total	$700.0

Wisconsin Energy amortizes debt premiums, discounts and debt issuance costs over the lives of the debt and includes the costs in interest expense.

Effective May 2017, the $500 million of Junior Notes will bear interest at the three-month LIBOR Rate plus 211.25 basis points and will reset quarterly.

In December 2014, Wisconsin Energy amended its bank back-up credit facility to extend its expiration from December 2017 to December 2019. The facility contains customary covenants, including certain limitations on Wisconsin Energy's ability to sell assets. The credit facility also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control. In addition, pursuant to the terms of the credit facility, Wisconsin Energy must ensure that certain of its subsidiaries comply with several of the covenants contained therein. In addition, Wisconsin Energy is required to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70%.

As of December 31, 2014, Wisconsin Energy was in compliance with all covenants.

116	Wisconsin Energy Corporation

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - (Cont'd)	2014 Form 10-K

WECC is a subsidiary of Wisconsin Energy and has $50 million of long-term notes outstanding. In a Support Agreement between WECC and Wisconsin Energy, Wisconsin Energy agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

4.    The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2014		2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Long-term debt including current portion	$700.0	$770.0	$700.0	$749.4

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

5.    During the year ended December 31, 2014, Wisconsin Energy paid $44.4 million in interest, net of amounts capitalized, and received $95.1 million in net refunds from income taxes. During the year ended December 31, 2013, Wisconsin Energy paid $44.4 million in interest, net of amounts capitalized, and received $86.1 million in net refunds from income taxes. During the year ended December 31, 2012, Wisconsin Energy paid $45.2 million in interest, net of amounts capitalized, and received $128.2 million in net refunds from income taxes.

117	Wisconsin Energy Corporation

2014 Form 10-K

SCHEDULE II	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period
	(Millions of Dollars)
December 31, 2014	$61.0	$49.8	$18.4	$(54.7)	$74.5
December 31, 2013	$58.0	$49.4	$0.4	$(46.8)	$61.0
December 31, 2012	$61.7	$47.7	$(4.0)	$(47.4)	$58.0

118	Wisconsin Energy Corporation

2014 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ENERGY CORPORATION

	By	/s/GALE E. KLAPPA
Date:	February 27, 2015	Gale E. Klappa, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GALE E. KLAPPA	February 27, 2015
Gale E. Klappa, Chairman of the Board, Chief Executive
Officer and Director -- Principal Executive Officer

/s/J. PATRICK KEYES	February 27, 2015
J. Patrick Keyes, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 27, 2015
Stephen P. Dickson, Vice President and
Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 27, 2015
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 27, 2015
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 27, 2015
Patricia W. Chadwick, Director

/s/CURT S. CULVER	February 27, 2015
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 27, 2015
Thomas J. Fischer, Director

/s/HENRY W. KNUEPPEL	February 27, 2015
Henry W. Knueppel, Director

/s/ULICE PAYNE, JR.	February 27, 2015
Ulice Payne, Jr., Director

/s/MARY ELLEN STANEK	February 27, 2015
Mary Ellen Stanek, Director

119	Wisconsin Energy Corporation

2014 Form 10-K

WISCONSIN ENERGY CORPORATION
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2014

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Energy Corporation. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

Number	Exhibit

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

	2.1*	Agreement and Plan of Merger, dated as of June 22, 2014, by and between Wisconsin Energy Corporation and Integrys Energy Group, Inc. (Exhibit 2.1 to Wisconsin Energy Corporation's 06/22/14 Form 8-K.)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Energy Corporation, as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Bylaws of Wisconsin Energy Corporation, as amended to May 21, 2012. (Exhibit 3.2 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of Wisconsin Energy Corporation. (Exhibits 3.1 and 3.2 herein.)

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

	4.4*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, Wisconsin Electric's 12/31/95 Form 10-K.)

	4.5*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 Under File No. 1-1245, Wisconsin Electric’s 06/30/98 Form 10-Q.)

E-1	Wisconsin Energy Corporation

2014 Form 10-K

Number	Exhibit

4.6*
Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.7*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 11/02/06 Form 8-K.)

	4.8*	Securities Resolution No. 9 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2008. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 12/08/08 Form 8-K.)

	4.9*	Securities Resolution No. 10 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2009. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 12/08/09 Form 8-K.)

	4.10*	Securities Resolution No. 11 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 7, 2011. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 09/07/11 Form 8-K.)

	4.11*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 12/05/12 Form 8-K.)

	4.12*	Securities Resolution No. 13 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 10, 2013. (Exhibit 4.1 Under File No. 1-1245, Wisconsin Electric's 06/10/13 Form 8-K.)

	4.13*	Securities Resolution No. 14 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 12, 2014. (Exhibit 4.1 under File No. 1-245, Wisconsin Electric's 05/12/14 Form 8-K.)

	4.14*	Indenture for Debt Securities of Wisconsin Energy Corporation (the "Wisconsin Energy Indenture"), dated as of March 15, 1999. (Exhibit 4.46 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

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

E-2	Wisconsin Energy Corporation

2014 Form 10-K

Number	Exhibit

10	Material Contracts

	10.1	Wisconsin Energy Corporation Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2015. ** See Note.

	10.2*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas LLC. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

	10.3*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K.)

	10.4	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2015. ** See Note.

	10.5	Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2015. ** See Note.

10.6*
Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004 (the "Legacy DDCP"). (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)** See Note.

	10.7*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.8	Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2015. ** See Note.

	10.9	Wisconsin Energy Corporation Non-Qualified Retirement Savings Plan, Effective January 1, 2015. **See Note.

	10.10*	Wisconsin Energy Corporation Death Benefit Only Plan, as amended and restated as of July 22, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/10 Form 10-Q.) ** See Note.

	10.11*	Wisconsin Energy Corporation Short-Term Performance Plan, as amended and restated effective as of January 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/03/09 Form 8-K.)** See Note.

	10.12*	Wisconsin Energy Corporation Amended and Restated Executive Severance Policy, effective as of January 1, 2008. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.13
Wisconsin Energy Corporation 2014 Rabbi Trust by and between Wisconsin Energy Corporation and The Northern Trust Company dated February 23, 2015, regarding the trust established to provide a source of funds to assist in meeting the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. ** See Note.

E-3	Wisconsin Energy Corporation

2014 Form 10-K

Number	Exhibit

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

	10.17*	Terms of Employment for J. Patrick Keyes. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/12 Form 10-Q.)** See Note.

	10.18*	Letter Agreement by and between Wisconsin Energy Corporation and J. Patrick Keyes, dated as of December 20, 2010. (Exhibit 10.20 to Wisconsin Energy Corporation's 12/31/12 Form 10-K.)** See Note.

10.19*
Amendment to the Letter Agreement by and between Wisconsin Energy Corporation and J. Patrick Keyes, dated as of August 15, 2011. (Exhibit 10.21 to Wisconsin Energy Corporation's 12/31/12 Form 10-K.)** See Note

	10.20*	Terms of Employment for Susan H. Martin. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/12 Form 10-Q.)** See Note.

10.21*
Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q.)** See Note.

10.22*
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

	10.24*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)** See Note.

	10.25*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)** See Note.

10.26*
1993 Omnibus Stock Incentive Plan, amended and restated effective as of May 5, 2011, as approved by the stockholders at the 2011 annual meeting of stockholders. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/11 Form 10-Q.)** See Note.

E-4	Wisconsin Energy Corporation

2014 Form 10-K

Number	Exhibit

	10.27*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K.)** See Note.

	10.28*	Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)** See Note.

10.29*
Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/01/10 Form 8-K.)** See Note.

10.30*
Wisconsin Energy Corporation Terms and Conditions Governing Director Restricted Stock Award under the 1993 Omnibus Stock Incentive Plan, amended and restated effective May 5, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 01/19/12 Form 8-K.)** See Note.

	10.31*	Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of January 1, 2015. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)** See Note.

	10.32*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K.)** See Note.

10.33*
Wisconsin Energy Corporation Restricted Stock Award Terms and Conditions governing awards under the 1993 Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)** See Note.

10.34*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the 1993 Omnibous Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)** See Note.

10.35*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.36*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q (File No. 001-01245).)

10.37*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.38*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

E-5	Wisconsin Energy Corporation

2014 Form 10-K

Number	Exhibit

10.39*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.40*
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