Form 10-Q
period 2015-03-31
WISCONSIN ENERGY CORP
filed 2015-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2015):

Common Stock, $.01 Par Value,	225,496,574 shares outstanding.

Form 10-Q

WISCONSIN ENERGY CORPORATION
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2015

March 2015	2	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiaries
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
VAPP	Valley Power Plant

Other Subsidiaries and Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
EM	Entrainment Mortality
IM	Impingement Mortality
NAAQS	National Ambient Air Quality Standards
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Other Terms and Abbreviations
Amended Agreement	Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc.
Junior Notes	Wisconsin Energy's 2007 Series A Junior Subordinated Notes due 2067
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OTC	Over-the-Counter
PTF	Power the Future

March 2015	3	Wisconsin Energy Corporation

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
OPEB	Other Post-Retirement Employee Benefits

March 2015	4	Wisconsin Energy Corporation

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, dividend payout ratios, effective tax rate, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will" or similar terms or variations of these terms.

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

March 2015	5	Wisconsin Energy Corporation

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2015	6	Wisconsin Energy Corporation

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

Non-Utility Energy Segment:   Our non-utility energy segment consists primarily of We Power, which owns and leases to Wisconsin Electric the generating capacity included in our Power the Future (PTF) strategy. See Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K for more information on PTF.

Proposed Acquisition:   On June 22, 2014, we entered into an agreement to acquire Integrys. The proposed acquisition is scheduled to close by the end of this summer, and is subject to the receipt of various approvals. The combined company will serve approximately 1.6 million electric customers, 2.8 million gas customers, and own approximately 60% of ATC. For additional information on this acquisition, see Note 3 -- Proposed Acquisition in the Notes to Consolidated Condensed Financial Statements and Corporate Developments in Item 2 in this report.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2014 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2015	7	Wisconsin Energy Corporation

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2015	2014
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$1,387.9	$1,695.0

Operating Expenses
Fuel and purchased power	297.7	318.6
Cost of gas sold	316.2	591.5
Other operation and maintenance	280.7	275.4
Depreciation and amortization	105.1	100.6
Property and revenue taxes	31.9	30.6
Total Operating Expenses	1,031.6	1,316.7

Treasury Grant	2.5	3.5

Operating Income	358.8	381.8

Equity in Earnings of Transmission Affiliate	16.1	17.3
Other Income, net	3.0	1.1
Interest Expense, net	59.7	62.3

Income Before Income Taxes	318.2	337.9

Income Tax Expense	122.4	130.3

Net Income	$195.8	$207.6

Earnings Per Share
Basic	$0.87	$0.92
Diluted	$0.86	$0.91

Weighted Average Common Shares Outstanding (Millions)
Basic	225.5	225.8
Diluted	227.3	227.7

Dividends Per Share of Common Stock	$0.4225	$0.39

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	8	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$15,580.3	$15,509.0
Accumulated depreciation	(4,560.8)	(4,485.1)
	11,019.5	11,023.9
Construction work in progress	255.8	191.8
Leased facilities, net	40.7	42.0
Net Property, Plant and Equipment	11,316.0	11,257.7
Investments
Equity investment in transmission affiliate	431.1	424.1
Other	33.0	32.8
Total Investments	464.1	456.9
Current Assets
Cash and cash equivalents	65.2	61.9
Accounts receivable, net	437.3	352.1
Accrued revenues	221.6	291.3
Materials, supplies and inventories	289.7	400.6
Current deferred tax asset, net	170.3	242.7
Prepayments and other	142.3	186.8
Total Current Assets	1,326.4	1,535.4
Deferred Charges and Other Assets
Regulatory assets	1,270.0	1,271.2
Goodwill	441.9	441.9
Other	317.2	200.3
Total Deferred Charges and Other Assets	2,029.1	1,913.4
Total Assets	$15,135.6	$15,163.4

Capitalization and Liabilities
Capitalization
Common equity	$4,510.6	$4,419.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt	4,169.2	4,186.4
Total Capitalization	8,710.2	8,636.5
Current Liabilities
Long-term debt due currently	426.8	424.1
Short-term debt	563.0	617.6
Accounts payable	291.9	363.3
Accrued payroll and benefits	58.8	95.1
Other	219.8	168.6
Total Current Liabilities	1,560.3	1,668.7
Deferred Credits and Other Liabilities
Regulatory liabilities	820.3	830.6
Deferred income taxes - long-term	2,942.4	2,906.7
Deferred revenue, net	604.7	614.1
Pension and other benefit obligations	203.5	203.8
Other	294.2	303.0
Total Deferred Credits and Other Liabilities	4,865.1	4,858.2
Total Capitalization and Liabilities	$15,135.6	$15,163.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	9	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2015	2014
	(Millions of Dollars)
Operating Activities
Net income	$195.8	$207.6
Reconciliation to cash
Depreciation and amortization	108.2	103.7
Deferred income taxes and investment tax credits, net	106.6	111.6
Contributions to qualified benefit plans	(100.0)	—
Change in - Accounts receivable and accrued revenues	(28.0)	(184.8)
Inventories	110.9	94.5
Other current assets	44.5	28.9
Accounts payable	(71.3)	94.7
Accrued income taxes, net	(6.5)	1.4
Other current liabilities	28.1	(33.5)
Other, net	(58.6)	(39.0)
Cash Provided by Operating Activities	329.7	385.1

Investing Activities
Capital expenditures	(149.5)	(129.2)
Investment in transmission affiliate	(1.3)	(3.9)
Other, net	(5.5)	(6.0)
Cash Used in Investing Activities	(156.3)	(139.1)

Financing Activities
Exercise of stock options	8.4	15.2
Purchase of common stock	(23.4)	(52.6)
Dividends paid on common stock	(95.3)	(88.1)
Retirement of long-term debt	(9.3)	(8.9)
Change in short-term debt	(54.6)	(115.2)
Other, net	4.1	5.2
Cash Used in Financing Activities	(170.1)	(244.4)

Change in Cash and Cash Equivalents	3.3	1.6

Cash and Cash Equivalents at Beginning of Period	61.9	26.0

Cash and Cash Equivalents at End of Period	$65.2	$27.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	10	Wisconsin Energy Corporation

Form 10-Q

WISCONSIN ENERGY CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2014 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year 2015 because of seasonal and other factors.

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

3 -- PROPOSED ACQUISITION

On June 22, 2014, Wisconsin Energy and Integrys entered into an agreement and plan of merger (Merger Agreement) under which Wisconsin Energy will acquire Integrys. Integrys’ shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. We expect to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of approximately $1.5 billion of debt. We will also assume all of Integrys' outstanding debt. The combined company will be named WEC Energy Group, Inc. We anticipate closing the transaction by the end of this summer.
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

March 2015	11	Wisconsin Energy Corporation

Form 10-Q

4 -- COMMON EQUITY

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors (Compensation Committee):

	2015	2014

Non-qualified stock options granted year to date	516,475	899,500

Estimated fair value per non-qualified stock option	$5.29	$4.18

Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 2.1%	0.1% - 3.0%
Dividend yield	3.7%	3.8%
Expected volatility	18.0%	18.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.8	5.8

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on our historical experience.

The following is a summary of our stock option activity for the three months ended March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2015	6,770,194	$29.99
Granted	516,475	$52.90
Exercised	(359,120)	$23.52
Outstanding as of March 31, 2015	6,927,549	$32.04	5.9	$121.0

Exercisable as of March 31, 2015	4,191,084	$25.85	4.2	$99.1

The intrinsic value of options exercised was $10.6 million and $15.3 million for the three months ended March 31, 2015 and 2014, respectively. Cash received from options exercised was $8.4 million and $15.2 million for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $4.2 million and $6.1 million, respectively.

Stock options to purchase 516,475 shares of common stock with an exercise price of $52.90 were outstanding during the first quarter of 2015, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

March 2015	12	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes information about stock options outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$19.74 to $21.11	1,404,666	$20.97	3.5	1,404,666	$20.97	3.5
$23.88 to $29.35	1,905,853	$25.15	3.5	1,905,853	$25.15	3.5
$34.88 to $52.90	3,617,030	$39.96	8.1	880,565	$35.15	6.9
	6,927,549	$32.04	5.9	4,191,084	$25.85	4.2

The following table summarizes information about our non-vested options during the three months ended March 31, 2015:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value

Non-vested as of January 1, 2015	2,879,855	$3.65
Granted	516,475	$5.29
Vested	(659,865)	$3.34
Non-vested as of March 31, 2015	2,736,465	$4.03

As of March 31, 2015, total compensation costs related to non-vested stock options not yet recognized was approximately $4.0 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity occurred during the three months ended March 31, 2015:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2015	155,479
Granted	60,164	$53.83
Released	(68,429)	$36.95
Outstanding as of March 31, 2015	147,214

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was $3.7 million and $2.7 million for the three months ended March 31, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $1.3 million and $1.0 million for the three months ended March 31, 2015, and 2014, respectively.

As of March 31, 2015, total compensation cost related to restricted stock not yet recognized was approximately $5.3 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

Performance Units:   In January 2015 and 2014, the Compensation Committee granted 195,365 and 233,735 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2014 and 2013 vested and were settled during the first quarter of 2015 and 2014, and had a total intrinsic value of $13.2 million and $14.8 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.8 million and $5.3 million, respectively. As of March 31, 2015, total compensation cost related to performance units not yet recognized was approximately $18.4 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

March 2015	13	Wisconsin Energy Corporation

Form 10-Q

Restrictions:   Wisconsin Energy's ability as a holding company to pay common dividends primarily depends on the availability of funds received from its non-utility subsidiary, We Power, and its utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, under Wisconsin law, Wisconsin Electric and Wisconsin Gas are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2014 Annual Report on Form 10-K for additional information on these and other restrictions.

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

	Three Months Ended March 31
	2015		2014
	Shares	Cost	Shares	Cost
	(In Millions)

Under share repurchase program	—	$—	0.4	$18.6
To fulfill exercised stock options and restricted stock awards	0.4	23.4	0.8	34.0
Total	0.4	$23.4	1.2	$52.6

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

March 2015	14	Wisconsin Energy Corporation

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$0.9	$3.7	$3.3	$7.9
Total	$0.9	$3.7	$3.3	$7.9
Liabilities:
Derivatives	$7.1	$4.4	$—	$11.5
Total	$7.1	$4.4	$—	$11.5

Recurring Fair Value Measures	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.1	$7.2	$7.0	$15.3
Total	$1.1	$7.2	$7.0	$15.3
Liabilities:
Derivatives	$11.5	$1.0	$—	$12.5
Total	$11.5	$1.0	$—	$12.5

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

March 2015	15	Wisconsin Energy Corporation

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2015	2014
	(Millions of Dollars)

Balance as of January 1	$7.0	$3.5
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.7)	(1.8)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$3.3	$1.7

Derivative instruments reflected in Level 3 of the hierarchy include Midcontinent Independent System Operator, Inc. (MISO) Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 6 -- Derivative Instruments, for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2015		December 31, 2014
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$28.0	$30.4	$27.1
Long-term debt, including current portion	$4,543.1	$5,157.8	$4,552.4	$5,126.0

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2015, we recognized $14.1 million in regulatory assets and $7.0 million in regulatory liabilities related to derivatives in comparison to $14.7 million in regulatory assets and $14.2 million in regulatory liabilities as of December 31, 2014.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. We had no long-term portion of derivative assets as of March 31, 2015, and the long-term portion of our derivative liabilities of $0.6 million is recorded in other deferred

March 2015	16	Wisconsin Energy Corporation

Form 10-Q

credit and other liabilities as of March 31, 2015. Our Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014 include:

	March 31, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$1.5	$7.5	$5.0	$12.3
FTRs	3.3	—	7.0	—
Coal	3.1	4.0	3.3	0.2
Total	$7.9	$11.5	$15.3	$12.5

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	13.3 million Dth	$(7.1)	14.9 million Dth	$7.6
Fuel Oil	0.9 million gallons	(0.1)	2.0 million gallons	0.2
FTRs	6.2 million MWh	2.1	5.7 million MWh	7.0
Total		$(5.1)		$14.8

As of March 31, 2015 and December 31, 2014, we posted collateral of $9.4 million and $11.2 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$7.9	$11.5	$15.3	$12.5
Gross Amount Not Offset on Balance Sheet (a)	(0.9)	(7.1)	(0.4)	(11.5)
Net Amount	$7.0	$4.4	$14.9	$1.0

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $6.3 million and $10.3 million as of March 31, 2015 and December 31, 2014, respectively.

March 2015	17	Wisconsin Energy Corporation

Form 10-Q

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs		OPEB Costs
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.9	$2.7	$2.6	$2.2
Interest cost	15.2	17.1	4.2	4.5
Expected return on plan assets	(25.8)	(24.7)	(5.9)	(5.9)
Amortization of:
Prior service cost (credit)	0.5	0.5	(0.3)	(0.5)
Actuarial loss	11.6	9.1	0.5	0.2
Net Periodic Benefit Cost	$5.4	$4.7	$1.1	$0.5

We contributed $100.0 million to our qualified pension plan during the first three months of 2015. No such contribution was made during the first three months of 2014.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $3.3 million as of both March 31, 2015 and December 31, 2014.

March 2015	18	Wisconsin Energy Corporation

Form 10-Q

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three months ended March 31, 2015 and 2014 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
March 31, 2015
Operating Revenues (b)	$1,376.9	$109.7	$0.3	$(99.0)	$1,387.9
Other Operation and Maintenance	$369.1	$1.1	$9.4	$(98.9)	$280.7
Depreciation and Amortization	$87.9	$17.0	$0.2	$—	$105.1
Operating Income (Loss)	$276.5	$91.6	$(9.3)	$—	$358.8
Equity in Earnings of Unconsolidated Affiliates	$16.1	$—	$—	$—	$16.1
Interest Expense, Net	$31.7	$15.9	$12.2	$(0.1)	$59.7
Income Tax Expense (Benefit)	$97.8	$30.6	$(6.0)	$—	$122.4
Net Income (Loss)	$165.1	$45.2	$197.0	$(211.5)	$195.8
Capital Expenditures	$144.2	$4.0	$1.3	$—	$149.5

March 31, 2014
Operating Revenues (b)	$1,682.1	$108.3	$0.3	$(95.7)	$1,695.0
Other Operation and Maintenance	$367.6	$1.2	$1.2	$(94.6)	$275.4
Depreciation and Amortization	$83.6	$16.9	$0.1	$—	$100.6
Operating Income (Loss)	$292.7	$90.2	$(1.1)	$—	$381.8
Equity in Earnings of Unconsolidated Affiliates	$17.3	$—	$—	$—	$17.3
Interest Expense, Net	$34.0	$16.3	$12.2	$(0.2)	$62.3
Income Tax Expense (Benefit)	$107.4	$30.0	$(7.1)	$—	$130.3
Net Income (Loss)	$169.4	$44.1	$207.5	$(213.4)	$207.6
Capital Expenditures	$120.7	$5.1	$3.4	$—	$129.2

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

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

We have identified a purchased power agreement which represents a variable interest. This agreement is for 236 MW of firm capacity from a gas-fired cogeneration facility and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately 7 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

March 2015	19	Wisconsin Energy Corporation

Form 10-Q

We have approximately $163.1 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the three months ended March 31, 2015 and 2014 were $13.5 million and $13.4 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

Manufactured Gas Plant Sites:   We have identified several sites at which Wisconsin Electric, Wisconsin Gas, or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $15 million to $47 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2015, we have established reserves of $32.6 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2015, we paid $20.3 million in interest, net of amounts capitalized, and paid $4.3 million in income taxes, net of refunds. During the three months ended March 31, 2014, we paid $21.2 million in interest, net of amounts capitalized, and paid $10.0 million in income taxes, net of refunds.

As of March 31, 2015 and 2014, the amount of accounts payable related to capital expenditures was $1.6 million and $2.4 million, respectively.

During the three months ended March 31, 2015 and 2014, total amortization of deferred revenue was $11.1 million and $13.9 million, respectively.

During the three months ended March 31, 2015 and 2014, our equity in earnings from ATC was $16.1 million and $17.3 million, respectively. During the three months ended March 31, 2015 and 2014, distributions received from ATC were $10.4 million and $14.3 million, respectively.

March 2015	20	Wisconsin Energy Corporation

Form 10-Q

12 -- MICHIGAN SETTLEMENT

On March 12, 2015, we entered into an Amended and Restated Settlement Agreement (Amended Agreement) with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections to our acquisition of Integrys these parties raised at the MPSC. The Amended Agreement supersedes and replaces the January 30, 2015 agreement between these parties and includes the following provisions:

•	The parties to the Amended Agreement agree that the proposed acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

•
Wisconsin Electric will not enter into a System Support Resource (SSR) agreement for the operation of Presque Isle Power Plant (PIPP) so long as both mines, if operational, remain full requirements customers of Wisconsin Electric until the earlier of (i) the date a new, clean generation plant located in the Upper Peninsula of Michigan commences commercial operation or (ii) December 31, 2019. (The prior SSR agreement was terminated effective February 1, 2015 with the return of the mines as full requirements customers.)

•	Wisconsin Energy commits to invest, or to have, if formed, its future Michigan jurisdictional utility invest, in this plant subject to the issuance of a Certificate of Necessity from the MPSC.

In addition, on March 12, 2015, Wisconsin Electric entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved our acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

In January 2015, we announced that, as part of a long-term electric reliability solution for the Upper Peninsula of Michigan, we had entered into a non-binding term sheet to sell our Michigan electric distribution assets and PIPP to a third party; however, the third party was unsuccessful in its effort to complete key elements of the proposed transaction. As a result, we will not be selling our Michigan assets to the third party.

March 2015	21	Wisconsin Energy Corporation

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Proposed Acquisition:   On June 22, 2014, we entered into the Merger Agreement under which we will acquire Integrys. Integrys’ shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. We expect to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of approximately $1.5 billion of debt. We will also assume all of Integrys' outstanding debt. The combined company will be named WEC Energy Group, Inc.

The acquisition is subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the HSR Act, and the receipt of approvals from various government agencies, including the FERC, Federal Communications Commission, PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission. The status of these matters is as follows:

•	On August 6, 2014, we filed applications for approval with the PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission.

•
On October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on the same day, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

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

•	On April 7, 2015, FERC issued an order approving the acquisition.

•	On April 13, 2015, the Federal Communications Commission approved the transfer of certain telecommunication licenses.

•	On April 23, 2015, the MPSC approved the acquisition.

•	On April 30, 2015, at its open meeting, the PSCW verbally approved the acquisition. We expect to receive a final written order by the end of May 2015.

We anticipate closing the transaction by the end of this summer.

March 2015	22	Wisconsin Energy Corporation

Form 10-Q

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2015

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first quarter of 2015 with the first quarter of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$276.5	$(16.2)	$292.7
Non-Utility Energy Segment	91.6	1.4	90.2
Corporate and Other	(9.3)	(8.2)	(1.1)
Total Operating Income (a)	358.8	(23.0)	381.8
Equity in Earnings of Transmission Affiliate	16.1	(1.2)	17.3
Other Income, net	3.0	1.9	1.1
Interest Expense, net	59.7	2.6	62.3
Income Before Income Taxes	318.2	(19.7)	337.9
Income Tax Expense	122.4	7.9	130.3
Net Income	$195.8	$(11.8)	$207.6
Diluted Earnings Per Share	$0.86	$(0.05)	$0.91

(a) External costs related to the proposed acquisition of Integrys and the proposed sale of the Michigan assets reduced our earnings in the first quarter by $0.04 per share.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $276.5 million of operating income during the first quarter of 2015, a decrease of $16.2 million, or 5.5%, compared with the first quarter of 2014. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended March 31
Utility Energy Segment	2015	B (W)	2014
	(Millions of Dollars)
Operating Revenues
Electric	$868.9	$(16.9)	$885.8
Gas	490.2	(287.8)	778.0
Other	17.8	(0.5)	18.3
Total Operating Revenues	1,376.9	(305.2)	1,682.1
Operating Expenses
Fuel and Purchased Power	297.9	22.0	319.9
Cost of Gas Sold	316.2	275.3	591.5
Other Operation and Maintenance	369.1	(1.5)	367.6
Depreciation and Amortization	87.9	(4.3)	83.6
Property and Revenue Taxes	31.8	(1.5)	30.3
Total Operating Expenses	1,102.9	290.0	1,392.9
Treasury Grant	2.5	(1.0)	3.5
Operating Income	$276.5	$(16.2)	$292.7

March 2015	23	Wisconsin Energy Corporation

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2015 with the first quarter of 2014:

	Three Months Ended March 31
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$310.8	$(8.4)	$319.2	2,008.3	(154.3)	2,162.6
Small Commercial/Industrial	258.8	(1.2)	260.0	2,225.2	(28.0)	2,253.2
Large Commercial/Industrial	175.0	23.8	151.2	2,159.1	366.2	1,792.9
Other - Retail	6.0	(0.1)	6.1	39.0	(0.4)	39.4
Total Retail	750.6	14.1	736.5	6,431.6	183.5	6,248.1
Wholesale - Other	30.9	(9.9)	40.8	420.0	(184.8)	604.8
Resale - Utilities	62.4	(29.4)	91.8	2,104.7	661.2	1,443.5
Other Operating Revenues	24.3	9.0	15.3	—	—	—
Total	868.2	(16.2)	884.4	8,956.3	659.9	8,296.4
Electric Customer Choice (a)	0.7	(0.7)	1.4	250.0	(351.2)	601.2
Total, including electric customer choice	$868.9	$(16.9)	$885.8

Weather -- Degree Days (b)
Heating (3,277 Normal)				3,656	(377)	4,033

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $16.9 million, or 1.9%, when compared to the first quarter of 2014. The most significant factors that caused a change in revenues were:

•
Weather - We estimate that our retail revenues were reduced by approximately $11.4 million because of weather. While the first quarter of 2015 was 11.6% colder than normal, as measured by heating degree days, the first quarter of 2014 was 23.8% colder than normal.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $23.4 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. During the first quarter of 2014, the prices for electricity in the MISO Energy and Operating Reserves Markets (MISO Energy Markets) were unusually high because of the extreme cold weather and the high cost of natural gas. During 2015, these prices returned to more normal levels. The revenue decrease associated with the decline in MISO Energy Market prices was partially offset by increased sales due to increased availability of our generating units.

•
Other Revenues - Other revenues increased by $9.0 million primarily because of the escrow treatment of the SSR revenues in the most recent Wisconsin retail rate case. This is partially offset by the deferral of the net revenues from the mines as described above. We expect this trend to continue throughout 2015. For information on the escrow treatment of the SSR revenues allowed in the 2015 Wisconsin Rate Case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

March 2015	24	Wisconsin Energy Corporation

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $22.0 million, or 6.9%, when compared to the first quarter of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the first quarter of 2014.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2015 with the first quarter of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $287.8 million, or 37.0%. Cost of gas sold decreased by $275.3 million, or 46.5%. Our average cost of gas per retail therm decreased 40.7% as compared to the first quarter of 2014.

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$490.2	$(287.8)	$778.0
Cost of Gas Sold	316.2	275.3	591.5
Gross Margin	$174.0	$(12.5)	$186.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2015 with the first quarter of 2014:

	Three Months Ended March 31
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$113.4	$(6.2)	$119.6	427.2	(38.4)	465.6
Commercial/Industrial	40.9	(7.1)	48.0	239.6	(33.9)	273.5
Interruptible	0.5	(0.2)	0.7	6.1	(1.1)	7.2
Total Retail	154.8	(13.5)	168.3	672.9	(73.4)	746.3
Transported Gas	17.3	1.1	16.2	372.2	59.9	312.3
Other Operating	1.9	(0.1)	2.0	—	—	—
Total	$174.0	$(12.5)	$186.5	1,045.1	(13.5)	1,058.6

Weather -- Degree Days (a)
Heating (3,277 Normal)				3,656	(377)	4,033

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $12.5 million, or approximately 6.7%, when compared to the first quarter of 2014, primarily because of the extremely cold winter weather experienced in 2014. As measured by heating degree days, the first quarter of 2015 was 11.6% colder than normal, while the same period in the prior year was 23.8% colder than normal. Transported gas therms increased primarily due to gas used in electric generation, which has a small impact on margin.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $1.5 million, or approximately 0.4%, when compared to the first quarter of 2014.

March 2015	25	Wisconsin Energy Corporation

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $4.3 million, or approximately 5.1%, when compared to the first quarter of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the first quarter of 2015, we recognized $2.5 million of income related to a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) associated with the completion of our biomass plant in November 2013, compared to $3.5 million during the same period in 2014.

For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments in Item 7 of our 2014 Form 10-K.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our PTF units (Port Washington Generating Station Unit 1, Port Washington Generating Station Unit 2, Oak Creek expansion Unit 1 and Oak Creek expansion Unit 2).

This segment primarily reflects the lease revenues on these units as well as the depreciation expense. Operating and maintenance costs associated with the plants are the responsibility of Wisconsin Electric and are recorded in the utility energy segment.

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars)

Operating Revenues	$109.7	$1.4	$108.3
Operation and Maintenance Expense	1.1	0.1	1.2
Depreciation Expense	17.0	(0.1)	16.9
Operating Income	$91.6	$1.4	$90.2

CORPORATE AND OTHER CONTRIBUTION TO OPERATING INCOME
Corporate and other affiliates had an operating loss of $9.3 million for the three months ended March 31, 2015 as compared to a loss of $1.1 million for the same period in 2014. The increase in operating loss is primarily attributable to external costs related to the acquisition of Integrys and the proposed sale of our Michigan assets that we are no longer pursuing.

March 2015	26	Wisconsin Energy Corporation

Form 10-Q

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$1.7	$0.7	$1.0
Other, net	1.3	1.2	0.1
Other Income, net	$3.0	$1.9	$1.1

Other income, net increased by $1.9 million, when compared to the first quarter of 2014. The increase in AFUDC - Equity is primarily related to the conversion of Valley Power Plant (VAPP) to natural gas and construction on the western gas lateral.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$60.5	$2.4	$62.9
Less: Capitalized Interest	0.8	0.2	0.6
Interest Expense, net	$59.7	$2.6	$62.3

Our net interest expense decreased by $2.6 million, or approximately 4.2%, as compared to the first quarter of 2014, primarily due to lower debt levels and lower average interest rates on long-term debt.

CONSOLIDATED INCOME TAX EXPENSE

For the first quarter of 2015, our effective tax rate applicable to continuing operations was 38.5% compared to 38.6% for the first quarter of 2014. For additional information, see Note G -- Income Taxes in our 2014 Annual Report on Form 10-K. We expect our 2015 annual effective tax rate to be between 37.0% and 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2015	2014
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$329.7	$385.1
Investing Activities	$(156.3)	$(139.1)
Financing Activities	$(170.1)	$(244.4)

Operating Activities

Cash provided by operating activities was $329.7 million for the first three months of 2015 and $385.1 million for the same period in 2014. In January 2015, we contributed $100 million to our qualified pension plan which reduced cash provided by operating activities. No such contributions were made during the first three months of 2014.

March 2015	27	Wisconsin Energy Corporation

Form 10-Q

During the first three months of 2015, we experienced lower natural gas prices which resulted in lower working capital requirements related to accounts receivable and accrued revenues, which increased cash provided by operating activities.

Investing Activities

Cash used in investing activities totaled $156.3 million for the first three months of 2015, which is a $17.2 million increase from the same period in 2014. Our capital expenditures increased $20.3 million over the same period last year, primarily because of increased expenditures related to the Western Gas Lateral and VAPP. For additional information on the Western Gas Lateral, see Utility Rates and Regulatory Matters.

Financing Activities

Cash used in financing activities was $170.1 million for the first three months of 2015, which is $74.3 million lower than the same period in 2014. Cash used to purchase common stock was $29.2 million lower, primarily because of the termination of the share repurchase program upon the announcement of our proposed acquisition of Integrys and lower exercises of stock options. In addition, we repaid $60.6 million less short-term debt for the first three months of 2015 as compared to the same period in 2014 because of a decrease in cash provided by operating activities. Partially offsetting these decreases was a $7.2 million increase in dividends paid on common stock during the first three months of 2015 as compared to the same period in 2014, as a result of an 8.3% increase in the quarterly common stock dividend.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of March 31, 2015, our current liabilities exceeded our current assets by approximately $233.9 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for ongoing operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary. See Capital Requirements for our financing plan in connection with our acquisition of Integrys.

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

As of March 31, 2015, we had approximately $1.2 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $563.0 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first three months of 2015, our maximum commercial paper outstanding was $720.0 million with a weighted-average interest rate of 0.20%.

March 2015	28	Wisconsin Energy Corporation

Form 10-Q

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of March 31, 2015:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

Wisconsin Energy	$400.0	$—	$400.0	December 2019
Wisconsin Electric	$500.0	$5.1	$494.9	December 2019
Wisconsin Gas	$350.0	$—	$350.0	December 2019

Each of these facilities has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our capitalization structure as of March 31, 2015, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view Wisconsin Energy's 2007 Series A Junior Subordinated notes due 2067 (Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$4,510.6	$4,760.6
Preferred Stock of Subsidiary	30.4	30.4
Long-Term Debt (including current maturities)	4,596.0	4,346.0
Short-Term Debt	563.0	563.0
Total Capitalization	$9,700.0	$9,700.0

Total Debt	$5,159.0	$4,909.0

Ratio of Debt to Total Capitalization	53.2%	50.6%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of March 31, 2015 is $500 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $250 million of the Junior Notes to Common Equity and $250 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

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

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of March 31, 2015, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

March 2015	29	Wisconsin Energy Corporation

Form 10-Q

On May 4, 2015, Moody’s Investor Service announced that the ratings of Wisconsin Energy were placed on review for downgrade because of the impact on Wisconsin Energy’s credit profile from the expected acquisition of Integrys.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Acquisition of Integrys:   On June 22, 2014, we entered into the Merger Agreement. We anticipate closing the transaction by the end of this summer. Under the terms of the Merger Agreement, for each share of Integrys common stock, Integrys shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash. We expect to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of $1.5 billion of debt.

Subsequent to March 31, 2015, we executed $1.15 billion in notional value of 3, 5 and 10 year fixed-rate forward-starting interest rate swaps to hedge potential interest rate volatility prior to the anticipated issuance of the $1.5 billion of debt in connection with the acquisition of Integrys.

We will also assume all of Integrys' outstanding debt and preferred stock, which had an estimated fair value of $3.4 billion as of March 31, 2015.

Capital Expenditures:   Capital requirements during the remainder of 2015 are expected to be principally for capital expenditures in our utility operations relating to our electric and gas distribution systems. We estimate that we will spend approximately $830 million on consolidated capital expenditures for our existing business during 2015.

Common Stock Matters:   On January 15, 2015, our Board of Directors increased our quarterly common stock dividend to $0.4225 per share, up approximately 8.3%, from $0.39 per share, effective with the first quarter 2015 dividend payment. This equates to an annual dividend of $1.69 per share. The Board of Directors reaffirmed a policy that targets a dividend payout ratio that trends to 65-70% of earnings in 2017.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.4 billion as of March 31, 2015 compared with $21.6 billion as of December 31, 2014.

See Contractual Obligations/Commercial Commitments in Item 7 of our 2014 Annual Report on Form 10-K for additional information about our commitments.

March 2015	30	Wisconsin Energy Corporation

Form 10-Q

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2014 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our PTF strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

UTILITY RATES AND REGULATORY MATTERS

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

The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues Wisconsin Electric will receive under the PIPP SSR agreements. Under escrow accounting, Wisconsin Electric will record SSR revenues from MISO of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference will be deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference will be deferred and recovered from customers with interest, in a future rate case.

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

March 2015	31	Wisconsin Energy Corporation

Form 10-Q

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

Michigan Business

Michigan Settlement:   On March 12, 2015, Wisconsin Energy and Wisconsin Electric entered into the Amended Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections these parties raised at the MPSC to the acquisition of Integrys. The Amended Agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the Merger satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

•
Wisconsin Electric will not enter into a SSR agreement for the operation of PIPP so long as both mines, if operational, remain full requirements customers of Wisconsin Electric until the earlier of (i) the date a new, clean generation plant located in the Upper Peninsula of Michigan commences commercial operation or (ii) December 31, 2019. (The prior SSR agreement was terminated effective February 1, 2015 with the return of the mines as full requirements customers.)

•
Wisconsin Energy commits to invest, or to have, if formed, its future Michigan jurisdictional utility invest, in the new plant and/or enter into an off-take agreement for some of the energy generated by the plant.

The Amended Agreement supersedes and replaces the settlement agreement entered into by the same parties on January 30, 2015. The other intervenors in the MPSC proceeding subsequently either joined the Amended Agreement or filed statements of non-objection.

In addition, on March 12, 2015, Wisconsin Electric entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved our acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2014 Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard:   The United States Environmental Protection Agency (EPA) issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard (NAAQS) that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. In May 2014, the EPA issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

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

March 2015	32	Wisconsin Energy Corporation

Form 10-Q

negative impacts for a localized geographic area, including permitting constraints for the subject source and for other new or existing sources in the area.

On March 2, 2015, a Federal Court in the Northern District of California entered a consent decree relating to the implementation of the revised 1-Hour SO2 standard that Sierra Club and EPA had agreed upon in May 2014. This consent decree has 1-Hour SO2 implementation dates that are sooner than the proposed Data Requirements Rule. The EPA has not yet indicated how, in light of this consent decree, the Data Requirements Rule will be finalized.

We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2020-2022 timeframe, it may need additional SO2 reductions or other operational limits in order to comply with the standard.

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

The new Phase II rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and Michigan Department of Environmental Quality (MDEQ), subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that existing technologies at our generating facilities, except for VAPP, satisfy the IM BTA standard. During 2015 and 2016, we plan to install fish protection screens at VAPP that will meet the IM BTA standard.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Port Washington Generating Station, Pleasant Prairie Power Plant, PIPP and Oak Creek Power Plant Units 5-8. We cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these facilities.

The new rule allows the EM BTA requirements to be waived in cases of pending facility retirements. Based on recent discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), we do not anticipate that PIPP will need to comply with the new cooling water intake structure rule.

In November 2014, the WDNR reissued the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the Paris Generating Station. We believe that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive and phosphorus discharges.

To address these permit conditions, we filed a petition for a contested case hearing with the WDNR in January 2015. On the same day, we also filed a request to be covered by the statewide phosphorus variance to address one of our concerns with the permit.

We have since reached an agreement with the WDNR with respect to the permit conditions for temperature monitoring and for restrictions related to the use of a water treatment additive. On March 31, 2015, the WDNR issued a final WPDES permit with agreed upon modifications.

We are continuing to work with the WDNR and Wisconsin Department of Justice with the goal of reaching a final resolution that allows us to maintain the ability to apply for and be covered by the statewide phosphorus variance.

March 2015	33	Wisconsin Energy Corporation

Form 10-Q

Land Quality

New Coal Combustion Products Regulation:   On April 17, 2015, the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals From Electric Utilities final rule was entered into the Federal Register. The final rule regulates the disposal of coal combustion residuals as a non-hazardous waste. We do not believe the final rule will have a significant impact on our Company’s financial position or operating results because we currently have a program of beneficial utilization for substantially all of our coal combustion products.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2014. For information concerning market risk exposures at Wisconsin Energy Corporation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2014 Annual Report on Form 10-K, as well as Note 5 -- Fair Value Measurements and Note 6 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2014 Annual Report on Form 10-K.

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

March 2015	34	Wisconsin Energy Corporation

Form 10-Q

UTILITY RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric and Wisconsin Gas do business.

OTHER MATTERS

Litigation Relating to the Acquisition of Integrys:   Since the announcement of the proposed acquisition, Integrys and its board of directors, along with Wisconsin Energy, have been named as defendants in ten separate purported class action lawsuits filed in Brown County, Wisconsin (three of the cases -- Rubin v. Integrys, et al., Blachor v. Integrys, et al., and Albera v. Integrys, et al.), Milwaukee County, Wisconsin (two of the cases -- Amo v. Integrys, et al. and Inman v. Integrys, et al.), Cook County, Illinois (two of the cases - Taxman v. Integrys, et al. and Curley v. Integrys, et al.), and the federal court for the Northern District of Illinois (three of the cases - Steiner v. Integrys, et al., Tri-State Joint Fund v. Integrys, et al., and Collison v. Integrys, et al.). In the Tri-State Joint Fund case, Wisconsin Energy’s CEO was also named as a defendant. The cases were brought on behalf of proposed classes consisting of shareholders of Integrys. The complaints allege, among other things, that the Integrys board members breached their fiduciary duties by failing to maximize the value to be received by Integrys’ shareholders, that Wisconsin Energy aided and abetted the breaches of fiduciary duty, and that the joint proxy statement/prospectus contains material misstatements and omissions. The complaints seek, among other things, (a) to enjoin defendants from consummating the acquisition; (b) rescission of the Merger Agreement; and (c) to direct the defendants to exercise their fiduciary duties to obtain the highest value possible for the Integrys shareholders. The Brown County and Cook County cases have been dismissed in favor of the Milwaukee County actions. On November 12, 2014, the parties entered into a Memorandum of Understanding which provides the basis for a complete settlement of these actions. We anticipate that a Stipulation of Settlement will be presented to the Court for approval after the Merger closes.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2014. See Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions of Dollars)
January 1 - January 31 (a)	12,515	$52.93	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	—	$—	—	$—
Total	12,515	$52.93	—

(a) All shares reported during January were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

March 2015	35	Wisconsin Energy Corporation

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2015	36	Wisconsin Energy Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ENERGY CORPORATION
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 7, 2015	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2015	37	Wisconsin Energy Corporation