Form 10-Q
period 2015-06-30
WEC ENERGY GROUP, INC.
filed 2015-08-05
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-09057	WEC ENERGY GROUP, INC.	39-1391525
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not	Smaller reporting company [ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2015):

Common Stock, $.01 Par Value,	315,684,458 shares outstanding.

June 2015	1	WEC Energy Group, Inc.

Form 10-Q

WEC ENERGY GROUP, INC.
_______________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2015

June 2015	2	WEC Energy Group, Inc.

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ERGSS	Elm Road Generating Station Supercritical, LLC
Integrys	Integrys Energy Group, Inc.
ITF	Integrys Transportation Fuels, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
WECC	Wisconsin Energy Capital Corporation
We Power	W.E. Power, LLC
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation
PDL	WPS Power Development, LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FCC	Federal Communications Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Other Terms and Abbreviations
Amended Agreement	Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership
AMRP	Accelerated Natural Gas Main Replacement Program
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors

June 2015	3	WEC Energy Group, Inc.

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Junior Notes	WEC Energy Group's 2007 6.25% Series A Junior Subordinated Notes due 2067, Integrys' 2006 6.11% Junior Subordinated Notes due 2066, and Integrys' 2013 6.00% Junior Subordinated Notes due 2073
LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
Moody's	Moody's Investors Service
OTC	Over-the-Counter
PIPP	Presque Isle Power Plant
PTF	Power the Future
S&P	Standard and Poor's Ratings Services
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant
VAPP	Valley Power Plant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
GWh	Gigawatt-hour(s) (One GWh equals one thousand MWh)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2015	4	WEC Energy Group, Inc.

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

June 2015	5	WEC Energy Group, Inc.

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

•
The terms and conditions of the governmental and regulatory approvals of the acquisition of Integrys that could reduce anticipated benefits, and the ability to successfully integrate the operations of Wisconsin Energy Corporation and Integrys Energy Group.

•	The risk associated with the value of goodwill and other intangible assets and their possible impairment.

•	Incidents affecting the U.S. electric grid or operation of generating facilities.

•	Changes to the legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law.

•	Foreign governmental, economic, political and currency risks.

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our and Integrys' Annual Reports on Form 10-K for the year ended December 31, 2014.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

June 2015	6	WEC Energy Group, Inc.

Form 10-Q

INTRODUCTION

On June 22, 2014, Wisconsin Energy Corporation entered into an agreement to acquire Integrys (Merger Agreement). The acquisition was completed on June 29, 2015, and the combined company was renamed WEC Energy Group, Inc. (WEC Energy Group). The combined company now serves approximately 1.6 million electric customers, 2.8 million gas customers, and owns approximately 60% of ATC. For additional information on this acquisition, see Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements and Corporate Developments in Item 2 in this report.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2014 Annual Report on Form 10-K, including the financial statements and notes therein.

June 2015	7	WEC Energy Group, Inc.

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars, Except Per Share Amounts)

Operating Revenues	$991.2	$1,043.7	$2,379.1	$2,738.7

Operating Expenses
Fuel and purchased power	273.7	292.5	571.4	611.1
Cost of gas sold	79.3	125.9	395.5	717.4
Other operation and maintenance	337.0	256.0	617.7	531.4
Depreciation and amortization	105.7	101.4	210.8	202.0
Property and revenue taxes	31.9	30.3	63.8	60.9
Total Operating Expenses	827.6	806.1	1,859.2	2,122.8

Treasury Grant	2.2	3.1	4.7	6.6

Operating Income	165.8	240.7	524.6	622.5

Equity in Earnings of Transmission Affiliate	14.3	17.5	30.4	34.8
Other Income, net	26.1	8.1	29.1	9.2
Interest Expense, net	62.1	59.0	121.8	121.3

Income Before Income Taxes	144.1	207.3	462.3	545.2

Income Tax Expense	63.2	74.3	185.6	204.6

Net Income	$80.9	$133.0	$276.7	$340.6

Earnings Per Share
Basic	$0.36	$0.59	$1.22	$1.51
Diluted	$0.35	$0.58	$1.21	$1.50

Weighted Average Common Shares Outstanding (Millions)
Basic	227.5	225.5	226.5	225.6
Diluted	229.1	227.6	228.2	227.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	8	WEC Energy Group, Inc.

Form 10-Q

WEC ENERGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars, Except Per Share Amounts)

Net Income	$80.9	$133.0	$276.7	$340.6

Other comprehensive income
Derivatives accounted for as hedges
Realized gains, net of tax of $7.6 million	11.4	—	11.4	—
Reclassification of net losses (gains) to net income	(0.1)	—	(0.1)	—
Total other comprehensive income	11.3	—	11.3	—

Comprehensive income	$92.2	$133.0	$288.0	$340.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	9	WEC Energy Group, Inc.

Form 10-Q

WEC ENERGY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$25,447.9	$15,509.0
Accumulated depreciation	(7,857.4)	(4,485.1)
	17,590.5	11,023.9
Construction work in progress	899.6	191.8
Leased facilities, net	39.3	42.0
Net Property, Plant and Equipment	18,529.4	11,257.7
Investments
Equity investment in transmission affiliate	987.8	424.1
Other	181.9	32.8
Total Investments	1,169.7	456.9
Current Assets
Cash and cash equivalents	214.4	61.9
Accounts receivable, net	667.5	352.1
Accrued revenues	289.1	291.3
Materials, supplies and inventories	562.5	400.6
Current deferred tax asset, net	236.4	242.7
Prepayments and other	306.9	186.8
Total Current Assets	2,276.8	1,535.4
Deferred Charges and Other Assets
Regulatory assets	2,796.4	1,271.2
Goodwill	3,386.5	441.9
Other long-term assets	455.7	200.3
Total Deferred Charges and Other Assets	6,638.6	1,913.4
Total Assets	$28,614.5	$15,163.4

Capitalization and Liabilities
Capitalization
Common equity	$8,456.7	$4,419.7
Preferred stock of subsidiaries	81.5	30.4
Long-term debt	8,547.6	4,186.4
Total Capitalization	17,085.8	8,636.5
Current Liabilities
Long-term debt due currently	608.4	424.1
Short-term debt	826.3	617.6
Accounts payable	777.1	363.3
Accrued payroll and benefits	135.7	95.1
Other	592.8	168.6
Total Current Liabilities	2,940.3	1,668.7
Deferred Credits and Other Liabilities
Regulatory liabilities	1,313.0	830.6
Deferred income taxes - long-term	4,624.3	2,906.7
Deferred revenue, net	596.2	614.1
Pension and other benefit obligations	428.0	203.8
Other long-term liabilities	1,626.9	303.0
Total Deferred Credits and Other Liabilities	8,588.4	4,858.2
Total Capitalization and Liabilities	$28,614.5	$15,163.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	10	WEC Energy Group, Inc.

Form 10-Q

WEC ENERGY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
	(Millions of Dollars)
Operating Activities
Net income	$276.7	$340.6
Reconciliation to cash
Depreciation and amortization	216.8	206.5
Deferred income taxes and investment tax credits, net	121.7	188.0
Contributions to qualified benefit plans	(100.0)	—
Change in - Accounts receivable and accrued revenues	134.5	132.0
Inventories	72.2	25.1
Other current assets	16.7	11.8
Accounts payable	27.4	(52.6)
Accrued income taxes, net	10.5	(10.6)
Other current liabilities	(1.2)	(21.6)
Other, net	(59.4)	(97.9)
Cash Provided by Operating Activities	715.9	721.3

Investing Activities
Capital expenditures	(356.5)	(305.5)
Business acquisition, net of cash acquired of $156.3 million	(1,329.4)	—
Investment in transmission affiliate	(2.6)	(7.9)
Other, net	9.3	0.5
Cash Used in Investing Activities	(1,679.2)	(312.9)

Financing Activities
Exercise of stock options	12.2	17.6
Purchase of common stock	(32.0)	(57.3)
Dividends paid on common stock	(190.5)	(176.0)
Issuance of long-term debt	1,450.0	250.0
Retirement of long-term debt	(11.6)	(311.1)
Change in short-term debt	(105.7)	(127.3)
Other, net	(6.6)	3.1
Cash Provided by (Used in) Financing Activities	1,115.8	(401.0)

Change in Cash and Cash Equivalents	152.5	7.4

Cash and Cash Equivalents at Beginning of Period	61.9	26.0

Cash and Cash Equivalents at End of Period	$214.4	$33.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	11	WEC Energy Group, Inc.

Form 10-Q

WEC ENERGY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

On June 29, 2015, Wisconsin Energy Corporation acquired Integrys and the combined company was renamed WEC Energy Group, Inc. Our condensed consolidated balance sheet as of June 30, 2015 reflects the acquisition of Integrys. The condensed consolidated income statements, statements of comprehensive income, and statements of cash flows for the three and six-month periods ended June 30, 2015 do not include the results of the Integrys companies because they were immaterial due to the timing of the closing of the acquisition. We will include the Integrys companies in our operating results for periods subsequent to June 30, 2015.

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2014 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of comprehensive income, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year 2015 because of the acquisition of Integrys, seasonal and other factors.

2 -- ACQUISITION

On June 29, 2015, Wisconsin Energy acquired 100% of the outstanding common shares of Integrys, a provider of regulated natural gas and electricity, as well as nonregulated renewable energy and compressed natural gas products and services. Integrys also held a 34% interest in ATC, a for-profit transmission company regulated by the Federal Energy Regulatory Commission (FERC). The acquisition of Integrys provides increased access to scale, the potential for long-term cost savings through a combination of lower capital and operating costs, and the potential for operating efficiencies.

Pursuant to the Merger Agreement, Integrys’ shareholders received 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. The total consideration transferred was based on the closing price of Wisconsin Energy common stock on June 29, 2015, and was calculated as follows:

	Stock	Cash	Total
	(Millions of Dollars, except per share amounts)
Integrys common shares outstanding at June 29, 2015	79,963,091	79,963,091
Exchange ratio	1.128
Wisconsin Energy shares issued for Integrys shares (a)	90,187,884
Closing price of Wisconsin Energy common shares on June 29, 2015	$45.16
Fair value of common stock issued	$4,072.9		$4,072.9
Cash paid per share of Integrys shares outstanding		$18.58
Fair value of cash paid for Integrys shares (a)		$1,486.2	$1,486.2
Consideration attributable to settlement of equity awards, net of tax		$24.0	$24.0
Total purchase price	$4,072.9	$1,510.2	$5,583.1

(a) 10,483 fractional shares totaling $0.5 million were paid in cash.

All Integrys unvested stock-based compensation awards became fully vested upon the close of the transaction and were either paid to award recipients in cash, or the value of the awards was deferred into a deferred compensation plan. In addition, all vested but unexercised Integrys stock options were paid in cash. In accordance with accounting guidance for business combinations, the expense caused by the acceleration of the vesting was an expense related to the transaction.

June 2015	12	WEC Energy Group, Inc.

Form 10-Q

The Integrys assets acquired and the liabilities assumed were measured at estimated fair value as defined in the accounting guidance.

Substantially all of Integrys' operations are subject to the rate-setting authority of federal and state regulatory commissions. These operations are accounted for in accordance with GAAP accounting guidance for regulated operations. In addition, the underlying assets and liabilities of ATC are regulated by FERC. The fair values of Integrys' assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. The goodwill reflects the value paid for the increased access to scale and efficiencies as a result of the combination. The goodwill recognized is not deductible for income tax purposes, and as such no deferred taxes have been recorded related to goodwill. The preliminary purchase price allocation of the acquisition was as follows:

(Millions of Dollars)
Current assets	$1,178.2
Net property, plant and equipment	7,098.2
Goodwill	2,944.6
Deferred charges and other assets, excluding goodwill	2,410.5
Current liabilities, including current maturities of long-term debt	(1,260.1)
Deferred credits and other liabilities	(3,769.6)
Long-term debt	(2,967.6)
Preferred stock of subsidiary	(51.1)
Total purchase price	$5,583.1

The allocation of goodwill to the reporting segments has not yet been determined, due to the short time frame between the acquisition close date and the issuing date of this report.

The acquisition was subject to the approvals of various government agencies, including the FERC, Federal Communications Commission (FCC), Public Service Commission of Wisconsin (PSCW), Illinois Commerce Commission (ICC), Michigan Public Service Commission (MPSC), and Minnesota Public Utilities Commission (MPUC). Approvals were obtained from all agencies subject to several conditions. The PSCW order included the following conditions:

•
Wisconsin Electric and Wisconsin Gas will be subject to an earnings sharing mechanism for three years beginning January 1, 2016. Under the earnings sharing mechanism, any additional earnings over the authorized rate of return will be shared with ratepayers.

•
Any future electric generation projects affecting Wisconsin ratepayers submitted by WEC Energy Group or its subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs.

Additionally, the ICC order included a base rate freeze for The Peoples Gas Light and Coke Company (PGL) and North Shore Gas Company (NSG) effective for two years after the close of the acquisition.

We do not believe that the conditions set forth in the various regulatory orders approving the acquisition will have a material impact on operations or financial results.

The following unaudited pro forma financial information reflects the consolidated results and amortization of purchase price adjustments as if the acquisition had taken place on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of WEC Energy Group.

June 2015	13	WEC Energy Group, Inc.

Form 10-Q

The pro forma financial information does not reflect any potential cost savings from operating efficiencies resulting from the transaction and does not include transaction costs related to the acquisition. The information is preliminary in nature and subject to change. After-tax transaction costs incurred were $53.9 million ($0.24 per share) and $62.3 million ($0.28 per share) for the three and six months ended June 30, 2015, respectively, and $3.0 million ($0.01 per share) for both the three and six months ended June 30, 2014, which were recorded primarily in Other Operation and Maintenance expense.

Unaudited Pro Forma Financial Information	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars, Except Per Share Amounts)
Operating Revenues	$1,629.2	$1,879.5	$4,180.1	$5,208.2
Net Income	$159.1	$143.2	$488.7	$499.5
Earnings per share (Basic)	$0.50	$0.46	$1.55	$1.54
Earnings per share (Diluted)	$0.50	$0.45	$1.54	$1.53

As a result of the acquisition, our ownership of ATC increased to approximately 60%. We have made commitments with respect to our voting rights of the combined ownership of ATC, which are included as enforceable conditions in the orders approving the transaction by the FERC and the PSCW. We also expect that ATC's governance documents will include these voting commitments. Under GAAP, these commitments do not allow for the consolidation of ATC in our financial statements and the 60% ownership is accounted for as an equity method investment subsequent to the close of the transaction. See Note 11 -- Investment in ATC in the Notes to Consolidated Condensed Financial Statements.

3 -- COMMON EQUITY

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

June 2015	14	WEC Energy Group, Inc.

Form 10-Q

The following is a summary of our stock option activity for the three and six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of April 1, 2015	6,927,549	$32.04
Granted	—	$—
Exercised	(176,619)	$21.10
Forfeited	—	$—
Outstanding as of June 30, 2015	6,750,930	$32.32

Outstanding as of January 1, 2015	6,770,194	$29.99
Granted	516,475	$52.90
Exercised	(535,739)	$22.73
Forfeited	—	$—
Outstanding as of June 30, 2015	6,750,930	$32.32	5.7	$85.4

Exercisable as of June 30, 2015	4,014,465	$26.06	4.0	$75.9

The intrinsic value of options exercised was $4.8 million and $15.4 million for the three and six months ended June 30, 2015 and $2.2 million and $17.5 million for the same periods in 2014, respectively. Cash received from options exercised was $12.2 million and $17.6 million for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $6.2 million and $7.0 million, respectively.

Stock options to purchase 516,475 shares of common stock with an exercise price of $52.90 were outstanding during the second quarter of 2015, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes information about stock options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$19.74 to $21.11	1,236,412	$20.98	3.2	1,236,412	$20.98	3.2
$23.88 to $29.35	1,897,488	$25.15	3.3	1,897,488	$25.15	3.3
$34.88 to $52.90	3,617,030	$39.96	7.8	880,565	$35.15	6.6
	6,750,930	$32.32	5.7	4,014,465	$26.06	4.0

June 2015	15	WEC Energy Group, Inc.

Form 10-Q

The following table summarizes information about our non-vested options during the three and six months ended June 30, 2015:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of April 1, 2015	2,736,465	$4.03
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested as of June 30, 2015	2,736,465	$4.03

Non-vested as of January 1, 2015	2,879,855	$3.65
Granted	516,475	$5.29
Vested	(659,865)	$3.34
Forfeited	—	$—
Non-vested as of June 30, 2015	2,736,465	$4.03

As of June 30, 2015, total compensation costs related to non-vested stock options not yet recognized was approximately $3.2 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity occurred during the three and six months ended June 30, 2015:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of April 1, 2015	147,214
Granted	—	$—
Released	—	$—
Forfeited	—	$—
Outstanding as of June 30, 2015	147,214

Outstanding as of January 1, 2015	155,479
Granted	60,164	$53.83
Released	(68,429)	$36.95
Forfeited	—	$—
Outstanding as of June 30, 2015	147,214

We record the market value of the restricted stock awards on the date of grant, and then we charge their value to expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was zero and $3.7 million for the three and six months ended June 30, 2015, and zero and $2.7 million for the same periods in 2014, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $1.3 million for the three and six months ended June 30, 2015, and zero and $1.0 million for the same periods in 2014, respectively.

As of June 30, 2015, total compensation cost related to restricted stock not yet recognized was approximately $4.6 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Performance Units:   In January 2015 and 2014, the Compensation Committee granted 195,365 and 233,735 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2014 and 2013 vested and were settled during the first quarter of 2015 and 2014, and had a total intrinsic value of $13.2 million and $14.8 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.8 million and $5.3 million, respectively. As of June 30, 2015, total compensation cost related to performance units not yet

June 2015	16	WEC Energy Group, Inc.

Form 10-Q

recognized was approximately $14.2 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restrictions:   Our ability as a holding company to pay common dividends primarily depends on the availability of funds received from our non-utility subsidiary, We Power, and our utility subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

All utility subsidiaries, with the exception of Michigan Gas Utilities Corporation (MGU), are prohibited from loaning funds to us, either directly or indirectly. The PSCW allows Wisconsin Public Service Corporation (WPS) to pay dividends on its common stock of no more than 103% of the previous year’s common stock dividend. WPS may return capital to us if its average financial common equity ratio is at least 51% on a calendar-year basis. WPS must obtain PSCW approval if a return of capital would cause its average financial common equity ratio to fall below this level. Our right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS' preferred shareholders and to provisions in WPS' restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Integrys has short-term and long-term debt obligations that contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of its capital stock.
PGL and WPS have short-term debt obligations containing financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.

See Note H -- Common Equity in our 2014 Annual Report on Form 10-K for additional information on restrictions at our other subsidiaries. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

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

	Six Months Ended June 30
	2015		2014
	Shares	Cost	Shares	Cost
	(In Millions)

Under share repurchase program	—	$—	0.4	$18.6
To fulfill exercised stock options and restricted stock awards	0.6	32.0	0.9	38.7
Total	0.6	$32.0	1.3	$57.3

June 2015	17	WEC Energy Group, Inc.

Form 10-Q

Integrys Acquisition: On June 29, 2015, we issued approximately 90.2 million common shares to acquire Integrys. All Integrys unvested stock-based compensation awards became fully vested upon the close of the transaction and were paid to award recipients in cash or deferred into deferred compensation plans. In addition, all vested but unexercised Integrys stock options were paid in cash. For additional information on this acquisition, see Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements and Corporate Developments in Item 2 in this report.

Common Stock Dividends: Under the Merger Agreement, our Board of Directors agreed to adopt and approve a new dividend policy to take effect upon completion of the acquisition. During the quarter ended June 30, 2015, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
April 16, 2015	June 1, 2015	$0.4225	Second Quarter
June 12, 2015	July 6, 2015	$0.2067	45 days through June 28, 2015
June 12, 2015	September 1, 2015	$0.2337	47 days through Aug. 14, 2015

The dividend payable on July 6, 2015 was based on a quarterly rate of $0.4225 per share. The dividend payable on September 1, 2015 is based on our new quarterly rate of $0.4575 per share, which represents an 8.3% increase over the prior quarterly rate. The dividends declared by the Board of Directors in the quarter ended June 30, 2015 totaled $0.8629 per share. The Board of Directors expects to declare its next quarterly dividend in the fourth quarter of 2015.

4 -- LONG-TERM DEBT

Our outstanding long-term debt, including current maturities as of June 30, 2015, includes approximately $3.1 billion of Integrys debt assumed on June 29, 2015. This amount includes $45.7 million of fair value adjustments recorded in connection with purchase accounting, which will be amortized over the estimated remaining life of the debt and will not be a part of future principal payments. For additional information on the acquisition, see Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements.

In June 2015, WEC Energy Group issued $300 million of 1.65% Senior Notes due June 15, 2018, $400 million of 2.45% Senior Notes due June 15, 2020, and $500 million of 3.55% Senior Notes due June 15, 2025. The net proceeds were used to pay the cash consideration for the acquisition of Integrys and related transaction costs, and for general corporate purposes.

In July 2015, Integrys tendered an offer to repurchase all $55.0 million outstanding of its 8.00% Senior Notes due June 1, 2016. The $55.0 million balance of these notes was included in the current portion of long-term debt on our balance sheet at June 30, 2015.

In May 2015, Wisconsin Electric issued $250 million of 3.10% Debentures due June 1, 2025. The net proceeds were used to repay short-term debt and for general corporate purposes.

In May 2014, Wisconsin Electric issued $250 million of 4.25% Debentures due June 1, 2044. The net proceeds were used to repay short-term debt and for general corporate purposes.

On April 1, 2014, Wisconsin Electric used short-term borrowings to retire $300 million of long-term debt that matured.

June 2015	18	WEC Energy Group, Inc.

Form 10-Q

5 -- MATERIALS, SUPPLIES AND INVENTORIES

Our inventory consists of:

Materials, Supplies and Inventories	June 30, 2015	December 31, 2014
	(Millions of Dollars)

Fossil Fuel	$182.4	$125.6
Materials and Supplies	249.7	150.2
Natural Gas in Storage	130.4	124.8
Total	$562.5	$400.6

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the Last-in, First-out (LIFO) cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. The amounts as of June 30, 2015 were as follows:

		As of June 30, 2015
	Balance Sheet Presentation	PGL	NSG
		(Millions of Dollars)

Temporary LIFO liquidation debit	Other current assets	$21.0	$—
Temporary LIFO liquidation credit	Other current Liabilities	$—	$5.2

Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

June 2015	19	WEC Energy Group, Inc.

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$3.5	$4.1	$7.7	$15.3
Total	$3.5	$4.1	$7.7	$15.3
Liabilities:
Derivatives	$6.7	$26.6	$5.4	$38.7
Total	$6.7	$26.6	$5.4	$38.7

Recurring Fair Value Measures	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.1	$7.2	$7.0	$15.3
Total	$1.1	$7.2	$7.0	$15.3
Liabilities:
Derivatives	$11.5	$1.0	$—	$12.5
Total	$11.5	$1.0	$—	$12.5

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

June 2015	20	WEC Energy Group, Inc.

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars)

Beginning Balance	$3.3	$1.7	$7.0	$3.5
Realized and unrealized gains (losses)	—	—	—	—
Purchases	3.9	15.6	3.9	15.6
Issuances	—	—	—	—
Settlements	(3.6)	(3.2)	(7.3)	(5.0)
Acquisition of Integrys	(1.3)	—	(1.3)	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$2.3	$14.1	$2.3	$14.1

Derivative instruments reflected in Level 3 of the hierarchy include Midcontinent Independent System Operator, Inc. (MISO) Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 7 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2015		December 31, 2014
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Preferred stock, no redemption required	$81.5	$80.1	$30.4	$27.1
Long-term debt, including current portion	$9,118.4	$9,181.1	$4,552.4	$5,126.0

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

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs are approved, if required, by our state regulators.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of June 30, 2015, we recognized $49.8 million in regulatory assets and $21.6 million in regulatory liabilities related to derivatives in comparison to $14.7 million in regulatory assets and $14.2 million in regulatory liabilities as of December 31, 2014.

June 2015	21	WEC Energy Group, Inc.

Form 10-Q

We record our current derivative assets on the balance sheet in Prepayments and other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $1.0 million is recorded in Other long-term assets as of June 30, 2015, and the long-term portion of our derivative liabilities of $5.2 million is recorded in Other long-term liabilities as of June 30, 2015. Our Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 include:

	June 30, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$6.2	$26.9	$5.0	$12.3
Fuel Oil	0.1	0.9	—	—
FTRs	7.7	—	7.0	—
Coal	1.3	10.9	3.3	0.2
Total	$15.3	$38.7	$15.3	$12.5

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	10.0 million Dth	$(5.9)	9.9 million Dth	$2.5
Fuel Oil	0.8 million gallons	0.1	2.4 million gallons	0.4
FTRs	5.9 million MWh	0.8	7.4 million MWh	2.6
Total		$(5.0)		$5.5

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	23.3 million Dth	$(13.0)	24.8 million Dth	$10.1
Fuel Oil	1.7 million gallons	—	4.4 million gallons	0.6
FTRs	12.1 million MWh	2.9	13.1 million MWh	9.6
Total		$(10.1)		$20.3

The gains (losses) above do not include Integrys.

As of June 30, 2015 and December 31, 2014, we posted collateral of $26.3 million and $11.2 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in Prepayments and other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

June 2015	22	WEC Energy Group, Inc.

Form 10-Q

The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$15.3	$38.7	$15.3	$12.5
Gross Amount Not Offset on Balance Sheet (a)	(4.9)	(8.9)	(0.4)	(11.5)
Net Amount	$10.4	$29.8	$14.9	$1.0

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $3.9 million and $10.3 million as of June 30, 2015 and December 31, 2014, respectively.

During the second quarter of 2015, we settled several forward interest rate swap agreements entered into earlier in the quarter to mitigate interest risk associated with the issuance of $1.2 billion of long-term debt related to the acquisition of Integrys. As these agreements qualified for cash flow hedging accounting treatment, the payments of $19.0 million received upon settlement of these agreements are deferred in Accumulated other comprehensive income and will be amortized as a decrease to interest expense over the periods in which the interest costs are recognized in earnings.

For the three months ended June 30, 2015, we reclassified $0.1 million in forward interest rate swap agreement settlements deferred in Accumulated other comprehensive income as a reduction to interest expense. We estimate that during the next twelve months, $1.3 million will be reclassified from Accumulated other comprehensive income as a reduction to interest expense.

8 -- GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts	Expiration
	Committed at	Less Than	1 to 3	Over 3
	June 30, 2015	1 Year	Years	Years
	(Millions of Dollars)
Guarantees:
Guarantees supporting commodity transactions of subsidiaries (a)	$156.4	$83.4	$—	$73.0
Standby letters of credit (b)	19.9	19.8	0.1	—
Surety bonds (c)	33.2	33.2	—	—
Other guarantees (d)	67.0	4.3	0.1	62.6
Total	$276.5	$140.7	$0.2	$135.6

(a)
Consists of (a) $5.0 million and $6.0 million to support the business operations of WEC Business Services, LLC and WPS Power Development, LLC (PDL), respectively, and (b) $1.1 million, $109.3 million, and $35.0 million related to natural gas supply at Integrys Transportation Fuels, LLC (ITF), Minnesota Energy Resources Corporation (MERC), and MGU, respectively. These guarantees are not reflected on our balance sheets.

(b)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. This amount consists of standby letters of credit issued to primarily support ITF, MERC, MGU, NSG, PDL, PGL, WPS, and Wisconsin Electric. This amount is not reflected on our balance sheets.

(c)
Primarily for the construction and operation of compressed natural gas fueling stations by ITF, workers compensation self-insurance programs, and obtaining various licenses, permits, and rights-of-way. These guarantees are not reflected on our balance sheets.

June 2015	23	WEC Energy Group, Inc.

Form 10-Q

(d)
Consists of (a) $34.6 million to support PDL's future payment obligations related to its distributed solar generation projects; (b) $10.0 million related to the sale of a nonregulated retail marketing business previously owned by Integrys; (c) $11.2 million related to the performance of an operating and maintenance agreement by ITF; (d) $6.9 million related to other indemnifications primarily for workers compensation coverage; and (e) $3.7 million related to workers compensation obligations. The amounts discussed in items (a), (c), and (d) above are not reflected on our balance sheets. In addition, an insignificant liability was recorded for item (b) related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the law.

9 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.9	$2.3	$7.8	$5.0
Interest cost	15.1	17.0	30.3	34.1
Expected return on plan assets	(25.6)	(24.6)	(51.4)	(49.3)
Amortization of:
Prior service cost	0.5	0.5	1.0	1.0
Actuarial loss	11.4	9.3	23.0	18.4
Net Periodic Benefit Cost	$5.3	$4.5	$10.7	$9.2

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.1	$2.1	$4.7	$4.3
Interest cost	3.9	4.4	8.1	8.9
Expected return on plan assets	(5.9)	(6.0)	(11.8)	(11.9)
Amortization of:
Transition obligation	—	—	—	—
Prior service (credit)	(0.3)	(0.4)	(0.6)	(0.9)
Actuarial loss	0.5	0.4	1.0	0.6
Net Periodic Benefit Cost	$0.3	$0.5	$1.4	$1.0

We contributed $100.0 million to our qualified pension plan during the first six months of 2015. No such contribution was made during the first six months of 2014.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $7.0 million as of June 30, 2015 and $3.3 million as of December 31, 2014.

June 2015	24	WEC Energy Group, Inc.

Form 10-Q

10 -- GOODWILL

The following table shows the carrying amount of goodwill for WEC Energy Group. In regard to the acquisition of Integrys, the allocation of goodwill to business segments has not yet been determined due to the short timeframe between the acquisition close date and the filing date of this report.

(Millions of Dollars)
Balance at December 31, 2014:	$441.9
Acquisition (a)	2,944.6
Balance at June 30, 2015:	$3,386.5

(a) Represents goodwill resulting from the acquisition of Integrys. See Note 2 -- Acquisition for additional information.

11 -- INVESTMENT IN ATC

As a result of the acquisition, our ownership of ATC increased from 26.2% to approximately 60% as of June 30, 2015. ATC is a for-profit, transmission-only company regulated by FERC. The following table shows changes to our investment in ATC:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars)		(Millions of Dollars)
Balance at beginning of period:	$431.1	$409.6	$424.1	$402.7
Add: Earnings from equity method investment	14.3	17.5	30.4	34.8
Add: Capital contributions	1.2	3.9	2.5	7.8
Add: Acquisition of Integrys equity in ATC	552.0	—	552.0	—
Less: Distributions received	10.8	14.2	21.2	28.5
Balance at end of period:	$987.8	$416.8	$987.8	$416.8

June 2015	25	WEC Energy Group, Inc.

Form 10-Q

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars)
Income Statement Data
Revenues	$165.2	$160.0	$317.5	$323.3
Operating expenses	80.3	74.4	160.3	153.0
Other expense	24.3	21.9	48.6	43.5
Net Income	$60.6	$63.7	$108.6	$126.8

	June 30, 2015	December 31, 2014
	(Millions of Dollars)
Balance Sheet Data
Current assets	$78.1	$66.4
Noncurrent assets	3,835.2	3,728.7
Total assets	$3,913.3	$3,795.1

Current liabilities	$255.7	$313.1
Long-term debt	1,800.0	1,701.0
Other noncurrent liabilities	197.7	163.8
Shareholders' equity	1,659.9	1,617.2
Total liabilities and shareholders' equity	$3,913.3	$3,795.1

June 2015	26	WEC Energy Group, Inc.

Form 10-Q

12 -- SEGMENT INFORMATION

The acquisition of Integrys closed on June 29, 2015, one day prior to the close of the period. The earnings during the three and six months ended June 30, 2015 exclude the operating results of Integrys. Acquisition-related costs are reflected in Corporate & Other. Our reporting segments will be evaluated for revision in the future.

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2015 and 2014 is shown in the following table:

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Three Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
June 30, 2015
Operating Revenues (b)	$979.9	$115.3	$0.5	$(104.5)	$991.2
Other Operation and Maintenance	$368.3	$4.7	$68.1	$(104.1)	$337.0
Depreciation and Amortization	$88.5	$17.1	$0.1	$—	$105.7
Operating Income (Loss)	$140.4	$93.5	$(68.1)	$—	$165.8
Equity in Earnings of Unconsolidated Affiliates	$14.3	$—	$(0.1)	$—	$14.2
Interest Expense, Net	$32.4	$15.9	$14.0	$(0.2)	$62.1
Income Tax Expense (Benefit)	$44.0	$38.4	$(19.2)	$—	$63.2
Net Income (Loss)	$82.1	$39.5	$82.1	$(122.8)	$80.9
Capital Expenditures	$201.0	$3.2	$2.8	$—	$207.0

June 30, 2014
Operating Revenues (b)	$1,029.8	$113.4	$0.3	$(99.8)	$1,043.7
Other Operation and Maintenance	$343.6	$5.0	$6.1	$(98.7)	$256.0
Depreciation and Amortization	$84.3	$16.7	$0.4	$—	$101.4
Operating Income (Loss)	$155.2	$91.7	$(6.2)	$—	$240.7
Equity in Earnings of Unconsolidated Affiliates	$17.5	$—	$—	$—	$17.5
Interest Expense, Net	$30.7	$16.2	$12.2	$(0.1)	$59.0
Income Tax Expense (Benefit)	$51.4	$30.2	$(7.3)	$—	$74.3
Net Income (Loss)	$96.3	$45.4	$132.9	$(141.6)	$133.0
Capital Expenditures	$172.6	$4.6	$(0.9)	$—	$176.3

June 2015	27	WEC Energy Group, Inc.

Form 10-Q

	Reportable Segments			Eliminations
	Energy		Corporate &	& Reconciling	Total
Six Months Ended	Utility	Non-Utility	Other (a)	Items	Consolidated
	(Millions of Dollars)
June 30, 2015
Operating Revenues (b)	$2,356.8	$225.0	$0.8	$(203.5)	$2,379.1
Other Operation and Maintenance	$737.4	$5.8	$77.5	$(203.0)	$617.7
Depreciation and Amortization	$176.4	$34.1	$0.3	$—	$210.8
Operating Income (Loss)	$416.9	$185.1	$(77.4)	$—	$524.6
Equity in Earnings of Unconsolidated Affiliates	$30.4	$—	$(0.1)	$—	$30.3
Interest Expense, Net	$64.1	$31.8	$26.2	$(0.3)	$121.8
Income Tax Expense (Benefit)	$141.8	$69.0	$(25.2)	$—	$185.6
Net Income (Loss)	$247.2	$84.7	$279.1	$(334.3)	$276.7
Capital Expenditures	$345.2	$7.2	$4.1	$—	$356.5

June 30, 2014
Operating Revenues (b)	$2,711.9	$221.7	$0.6	$(195.5)	$2,738.7
Other Operation and Maintenance	$711.2	$6.2	$7.3	$(193.3)	$531.4
Depreciation and Amortization	$167.9	$33.6	$0.5	$—	$202.0
Operating Income (Loss)	$447.9	$181.9	$(7.3)	$—	$622.5
Equity in Earnings of Unconsolidated Affiliates	$34.8	$—	$—	$—	$34.8
Interest Expense, Net	$64.7	$32.5	$24.4	$(0.3)	$121.3
Income Tax Expense (Benefit)	$158.8	$60.2	$(14.4)	$—	$204.6
Net Income (Loss)	$265.7	$89.5	$340.4	$(355.0)	$340.6
Capital Expenditures	$293.3	$9.7	$2.5	$—	$305.5

(a)	Corporate & Other includes all other non-utility activities, primarily non-utility real estate investment and development by Wispark LLC, as well as interest on corporate debt.

(b)	An elimination for intersegment revenues is included in Operating Revenues. This elimination is primarily between We Power and Wisconsin Electric.

13 -- VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the related assets and liabilities. Certain disclosures are required by sponsors, significant interest holders in variable interest entities and potential variable interest entities.

We assess our relationships with potential variable interest entities such as our coal suppliers, natural gas suppliers, coal and gas transporters, and other counterparties in power purchase agreements and joint ventures. In making this assessment, we consider the potential that our contracts or other arrangements provide subordinated financial support, the potential for us to absorb losses or rights to residual returns of the entity, the ability to directly or indirectly make decisions about the entities' activities, and other factors.

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

We have approximately $152.2 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the six months ended June 30, 2015 and 2014 were $26.8 million and $26.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

June 2015	28	WEC Energy Group, Inc.

Form 10-Q

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites, as well as coal combustion product disposal/landfill sites used by our utilities.

We are working with various state jurisdictions in our investigation and remediation planning. In addition, certain of our natural gas utilities are coordinating the investigation and cleanup of the sites subject to the jurisdiction of the United States Environmental Protection Agency (EPA) under what is called a "multisite" program. This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and use of a consistent approach in selecting remedies. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which our utilities or a predecessor company owned or operated a manufactured gas plant. These sites are at various stages of investigation, monitoring, and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Our natural gas utilities are responsible for the environmental remediation of these sites, some of which are in the EPA Superfund Program.

The future costs for detailed site investigation and future remediation is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. Historically, our regulators have allowed us to recover incurred costs, net of insurance recoveries, associated with the remediation of manufactured gas plant sites. Accordingly, we have established regulatory assets for costs associated with these sites.

We have established the following reserves and regulatory assets related to manufactured gas plant sites:

	June 30, 2015	December 31, 2014
	(Millions of Dollars)

Regulatory Assets	$670.7	$45.9
Reserves for Future Remediation	$608.6	$32.6

The increase in the regulatory assets and reserves is primarily related to balances associated with the Integrys regulated companies.

Illinois Investigations:   In March 2015, the ICC opened a docket, naming PGL as respondent, to investigate the veracity of certain allegations included in anonymous letters that the ICC staff received. The allegations mainly focus on the management of the Accelerated Natural Gas Main Replacement Program (AMRP). The initiating order stated that the investigation would also include any further allegations of a similar nature as they pertain to AMRP. The Illinois Attorney General’s office is also conducting an investigation into the same matters. The investigations are ongoing. We plan to engage a nationally recognized firm to help conduct an independent, bottom up review of the cost, scope, and schedule for the program.

June 2015	29	WEC Energy Group, Inc.

Form 10-Q

15 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2015, we paid $116.9 million in interest, net of amounts capitalized, and paid $3.0 million in income taxes, net of refunds. During the six months ended June 30, 2014, we paid $122.4 million in interest, net of amounts capitalized, and paid $17.6 million in income taxes, net of refunds.

As of June 30, 2015 and 2014, the amount of accounts payable related to capital expenditures was $3.5 million and $3.2 million, respectively.

During the six months ended June 30, 2015 and 2014, total amortization of deferred revenue was $20.7 million and $27.8 million, respectively.

16 -- MICHIGAN SETTLEMENT

In March 2015, we entered into an Amended and Restated Settlement Agreement (Amended Agreement) with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections to our acquisition of Integrys these parties raised at the MPSC. The agreement includes the following provisions:

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

•
We commit to invest either through an ownership interest or a purchased power agreement, or to have, if formed, our future Michigan jurisdictional utility invest, in this plant subject to the issuance of a Certificate of Necessity from the MPSC. The costs of this plant would be recovered from Michigan customers.

In addition, in March 2015, Wisconsin Electric entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

In April 2015, the MPSC approved our acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

June 2015	30	WEC Energy Group, Inc.

Form 10-Q

17 -- NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition:   In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued their joint revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The guidance is based on the principle that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption for fiscal years and interim periods beginning after December 15, 2016 permitted. The standard can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

Debt Issuance Costs: In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented on the balance sheet as a reduction to the carrying value of the corresponding debt, rather than as an asset as it is currently presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The standard requires retrospective application by restating each prior period presented in the financial statements. We are currently assessing the effects this guidance may have on our consolidated financial statements.

June 2015	31	WEC Energy Group, Inc.

Form 10-Q

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Acquisition:   On June 29, 2015, we completed the acquisition of Integrys and the combined company was renamed WEC Energy Group, Inc. The acquisition was subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the receipt of approvals from various government agencies, including the FERC, FCC, PSCW, ICC, MPSC, and MPUC. The dates these matters were resolved are as follows:

•
On October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on the same day, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

•
On November 21, 2014, the shareholders of Wisconsin Energy voted to approve the issuance of common stock as contemplated by the Merger Agreement, as well as to amend the restated articles of incorporation to change the name of Wisconsin Energy Corporation to WEC Energy Group, Inc. The shareholders of Integrys approved the adoption of the Merger Agreement at its shareholder meeting held on November 21, 2014.

•	On April 7, 2015, FERC issued an order approving the acquisition.

•	On April 13, 2015, the FCC approved the transfer of certain telecommunication licenses.

•	On April 23, 2015, the MPSC approved the acquisition.

•	On May 21, 2015, the PSCW issued a final written order approving the acquisition.

•	On June 12, 2015, the MPUC approved the acquisition. A final written order was issued on June 25, 2015.

•	On June 24, 2015, the ICC approved the acquisition and issued a final written order.

On July 24, 2015, the Citizens Utility Board, the City of Chicago, and the Illinois State Attorney General's office asked the ICC to rehear the acquisition order. The parties seek additional conditions previously requested during the approval process. The ICC has until August 13, 2015 to accept or deny the request. We believe the ICC's decision was correct and supported by sound principles and an extensive body of evidence.

See Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements for additional information regarding the acquisition.

June 2015	32	WEC Energy Group, Inc.

Form 10-Q

Our condensed consolidated statements of income, comprehensive income, and cash flows do not include the results of the Integrys companies because they were immaterial due to the timing of the closing of the acquisition. As a result, the discussion of our results of operations herein for the three and six months ended June 30, 2015 do not include the results of the Integrys companies. We will include the Integrys companies in our operating results for periods subsequent to June 30, 2015.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2015

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the second quarter of 2015 with the second quarter of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$140.4	$(14.8)	$155.2
Non-Utility Energy Segment	93.5	1.8	91.7
Corporate and Other	(1.4)	(0.3)	(1.1)
Acquisition related costs	(66.7)	(61.6)	(5.1)
Total Operating Income	165.8	(74.9)	240.7
Equity in Earnings of Transmission Affiliate	14.3	(3.2)	17.5
Other Income, net	26.1	18.0	8.1
Interest Expense, net	62.1	(3.1)	59.0
Income Before Income Taxes	144.1	(63.2)	207.3
Income Tax Expense	63.2	11.1	74.3
Net Income	$80.9	$(52.1)	$133.0
Diluted Earnings Per Share (a)	$0.35	$(0.23)	$0.58

(a) External costs related to the acquisition of Integrys reduced our earnings in the second quarter by $0.24 per share in 2015 and $0.01 per share in 2014.

June 2015	33	WEC Energy Group, Inc.

Form 10-Q

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $140.4 million of operating income during the second quarter of 2015, a decrease of $14.8 million, or 9.5%, compared with the second quarter of 2014. The following table summarizes the operating income of this segment between the comparative quarters:

	Three Months Ended June 30
Utility Energy Segment	2015	B (W)	2014
	(Millions of Dollars)
Operating Revenues
Electric	$813.5	$(0.2)	$813.7
Gas	158.2	(49.6)	207.8
Other	8.2	(0.1)	8.3
Total Operating Revenues	979.9	(49.9)	1,029.8
Operating Expenses
Fuel and Purchased Power	273.9	19.8	293.7
Cost of Gas Sold	79.3	46.6	125.9
Other Operation and Maintenance	368.3	(24.7)	343.6
Depreciation and Amortization	88.5	(4.2)	84.3
Property and Revenue Taxes	31.7	(1.5)	30.2
Total Operating Expenses	841.7	36.0	877.7
Treasury Grant	2.2	(0.9)	3.1
Operating Income	$140.4	$(14.8)	$155.2

June 2015	34	WEC Energy Group, Inc.

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2015 with the second quarter of 2014:

	Three Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$270.4	$(4.6)	$275.0	1,691.9	(88.8)	1,780.7
Small Commercial/Industrial	256.2	(0.4)	256.6	2,132.6	47.4	2,085.2
Large Commercial/Industrial	189.3	26.4	162.9	2,352.9	498.2	1,854.7
Other - Retail	5.1	(0.3)	5.4	33.8	(1.0)	34.8
Total Retail	721.0	21.1	699.9	6,211.2	455.8	5,755.4
Wholesale - Other	21.7	(11.2)	32.9	286.6	(184.7)	471.3
Resale - Utilities	48.9	(7.6)	56.5	1,887.8	404.0	1,483.8
Other Operating Revenues	21.4	(1.6)	23.0	—	—	—
Total	813.0	0.7	812.3	8,385.6	675.1	7,710.5
Electric Customer Choice (a)	0.5	(0.9)	1.4	66.7	(560.8)	627.5
Total, including electric customer choice	$813.5	$(0.2)	$813.7

Weather -- Degree Days (b)
Heating (947 Normal)				934	(42)	976
Cooling (165 Normal)				99	(9)	108

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $0.2 million when compared to the second quarter of 2014. The most significant factors affecting revenues were:

•
Weather - We estimate that our retail revenues for the second quarter of 2015 decreased by approximately $3.6 million due to weather. The second quarter of 2015 was 40.0% cooler than normal, as measured by cooling degree days, while the second quarter of 2014 was 37.6% cooler than normal.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $32.1 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•	Wholesale revenues - An $11.2 million decrease in wholesale revenues, primarily due to volume and pricing decreases.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. Revenues decreased in the second quarter of 2015 by $7.6 million compared to the second quarter of 2014 due to lower prices for electricity in the MISO Energy and Operating Reserves Markets (MISO Energy Markets). This decrease was partially offset by increased volumes.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $19.8 million, or 6.7%, when compared to the second quarter of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the second quarter of 2014.

June 2015	35	WEC Energy Group, Inc.

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2015 with the second quarter of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $49.6 million, or 23.9%. Cost of gas sold decreased by $46.6 million, or 37.0%. Our average cost of gas per retail therm decreased 25.2% as compared to the second quarter of 2014.

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$158.2	$(49.6)	$207.8
Cost of Gas Sold	79.3	46.6	125.9
Gross Margin	$78.9	$(3.0)	$81.9

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2015 with the second quarter of 2014:

	Three Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$50.5	$(1.2)	$51.7	103.7	(17.1)	120.8
Commercial/Industrial	13.5	(2.3)	15.8	60.2	(13.3)	73.5
Interruptible	0.3	—	0.3	2.6	(0.7)	3.3
Total Retail	64.3	(3.5)	67.8	166.5	(31.1)	197.6
Transported Gas	12.7	0.8	11.9	277.9	37.6	240.3
Other Operating	1.9	(0.3)	2.2	—	—	—
Total	$78.9	$(3.0)	$81.9	444.4	6.5	437.9

Weather -- Degree Days (a)
Heating (947 Normal)				934	(42)	976

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $3.0 million, or approximately 3.7%, when compared to the second quarter of 2014. This decrease primarily relates to a decrease in retail sales volumes as a result of warmer weather experienced in 2015. As measured by heating degree days, the second quarter of 2015 was 4.3% warmer than the same period in 2014 and 1.4% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $24.7 million, or approximately 7.2%, when compared to the second quarter of 2014. Approximately $6.2 million of this increase relates to increased costs associated with the mines. The remaining balance of this increase was caused by the timing of certain projects and increased benefit costs.

June 2015	36	WEC Energy Group, Inc.

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $4.2 million, or approximately 5.0%, when compared to the second quarter of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the second quarter of 2015, we recognized $2.2 million of income related to a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) associated with the completion of our biomass plant in November 2013, compared to $3.1 million during the same period in 2014.

For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments in Item 7 of our 2014 Form 10-K.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our non-utility energy segment consists primarily of our Power the Future (PTF) units (Port Washington Generating Station Unit 1, Port Washington Generating Station Unit 2, Oak Creek expansion Unit 1 and Oak Creek expansion Unit 2).

This segment primarily reflects the lease revenues on these units as well as the depreciation expense. Operating and maintenance costs associated with operating the plants are the responsibility of Wisconsin Electric and are recorded in the utility energy segment.

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Operating Revenues	$115.3	$1.9	$113.4
Operation and Maintenance Expense	4.7	0.3	5.0
Depreciation Expense	17.1	(0.4)	16.7
Operating Income	$93.5	$1.8	$91.7

CORPORATE AND OTHER
Corporate and other affiliates, excluding acquisition related costs, had an operating loss of $1.4 million for the three months ended June 30, 2015 as compared to a loss of $1.1 million for the same period in 2014.

ACQUISITION RELATED COSTS
We incurred the following costs in connection with the acquisition of Integrys:

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Employee Related Costs	$42.5	$(42.5)	$—
Professional Fees	18.7	(13.6)	5.1
Other, net	5.5	(5.5)	—
Total Acquisition Related Costs	$66.7	$(61.6)	$5.1

June 2015	37	WEC Energy Group, Inc.

Form 10-Q

See Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements for additional information regarding the acquisition.

CONSOLIDATED OTHER INCOME, NET

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$2.3	$1.0	$1.3
Gain on Asset Sales	20.8	15.2	5.6
Other, net	3.0	1.8	1.2
Other Income, net	$26.1	$18.0	$8.1

Other income, net increased by $18.0 million when compared to the second quarter of 2014. The increase is primarily due to the $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015.

CONSOLIDATED INTEREST EXPENSE, NET

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$63.2	$(3.5)	$59.7
Less: Capitalized Interest	1.1	0.4	0.7
Interest Expense, net	$62.1	$(3.1)	$59.0

Our net interest expense increased by $3.1 million, or approximately 5.3%, as compared to the second quarter of 2014, primarily due to higher debt levels. On June 10, 2015, we issued $1.2 billion of long-term debt to finance the cash consideration associated with the acquisition of Integrys.

CONSOLIDATED INCOME TAX EXPENSE

For the second quarter of 2015, our effective tax rate applicable to continuing operations was 43.9% compared to 35.8% for the second quarter of 2014. This increase was primarily caused by a one-time charge of $10.4 million to remeasure our state deferred income taxes as a result of the acquisition of Integrys. We expect our annual 2015 effective tax rate to be between 38.0% and 39.0%, including the one-time adjustment described above. For additional information, see Note G -- Income Taxes in our 2014 Annual Report on Form 10-K.

June 2015	38	WEC Energy Group, Inc.

Form 10-Q

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2015

CONSOLIDATED EARNINGS

The following table compares our operating income by business segment and our net income during the first six months of 2015 with the first six months of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars, Except Per Share Amounts)

Utility Energy Segment	$416.9	$(31.0)	$447.9
Non-Utility Energy Segment	185.1	3.2	181.9
Corporate and Other	(1.9)	0.3	(2.2)
Acquisition related costs	(75.5)	(70.4)	(5.1)
Total Operating Income	524.6	(97.9)	622.5
Equity in Earnings of Transmission Affiliate	30.4	(4.4)	34.8
Other Income, net	29.1	19.9	9.2
Interest Expense, net	121.8	(0.5)	121.3
Income Before Income Taxes	462.3	(82.9)	545.2
Income Tax Expense	185.6	19.0	204.6
Net Income	$276.7	$(63.9)	$340.6
Diluted Earnings Per Share (a)	$1.21	$(0.29)	$1.50

(a) External costs related to the acquisition of Integrys reduced our earnings in the first six months by $0.28 per share in 2015 and $0.01 per share in 2014.

UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

Our utility energy segment contributed $416.9 million of operating income during the first six months of 2015, a decrease of $31.0 million, or 6.9%, compared with the first six months of 2014. The following table summarizes the operating income of this segment between the comparative periods:

	Six Months Ended June 30
Utility Energy Segment	2015	B (W)	2014
	(Millions of Dollars)
Operating Revenues
Electric	$1,682.4	$(17.1)	$1,699.5
Gas	648.4	(337.4)	985.8
Other	26.0	(0.6)	26.6
Total Operating Revenues	2,356.8	(355.1)	2,711.9
Operating Expenses
Fuel and Purchased Power	571.8	41.8	613.6
Cost of Gas Sold	395.5	321.9	717.4
Other Operation and Maintenance	737.4	(26.2)	711.2
Depreciation and Amortization	176.4	(8.5)	167.9
Property and Revenue Taxes	63.5	(3.0)	60.5
Total Operating Expenses	1,944.6	326.0	2,270.6
Treasury Grant	4.7	(1.9)	6.6
Operating Income	$416.9	$(31.0)	$447.9

June 2015	39	WEC Energy Group, Inc.

Form 10-Q

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2015 with the first six months of 2014:

	Six Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$581.2	$(13.0)	$594.2	3,700.2	(243.1)	3,943.3
Small Commercial/Industrial	515.0	(1.6)	516.6	4,357.8	19.4	4,338.4
Large Commercial/Industrial	364.3	50.2	314.1	4,512.0	864.4	3,647.6
Other - Retail	11.1	(0.4)	11.5	72.8	(1.4)	74.2
Total Retail	1,471.6	35.2	1,436.4	12,642.8	639.3	12,003.5
Wholesale - Other	52.6	(21.1)	73.7	706.6	(369.5)	1,076.1
Resale - Utilities	111.3	(37.0)	148.3	3,992.5	1,065.2	2,927.3
Other Operating Revenues	45.7	7.4	38.3	—	—	—
Total	1,681.2	(15.5)	1,696.7	17,341.9	1,335.0	16,006.9
Electric Customer Choice (a)	1.2	(1.6)	2.8	316.7	(912.0)	1,228.7
Total, including electric customer choice	$1,682.4	$(17.1)	$1,699.5

Weather -- Degree Days (b)
Heating (4,224 Normal)				4,590	(419)	5,009
Cooling (166 Normal)				99	(9)	108

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $17.1 million, or 1.0%, when compared to the first six months of 2014. The most significant factors that caused a change in revenues were:

•
Weather - We estimate that our retail revenues during the first six months of 2015 decreased by approximately $15 million when compared to the first six months of 2014 because of weather. While the first six months of 2015 were 8.7% colder than normal, as measured by heating degree days, the first six months of 2014 were 19.3% colder than normal. Cooling degree days decreased 8.3% during the first six months of 2015 as compared to the same period in 2014.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $55.5 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. During the first six months of 2014, the prices for electricity in the MISO Energy Markets were unusually high because of the extreme cold weather and the high cost of natural gas. During 2015, these prices returned to more normal levels. The revenue decrease associated with the decline in MISO Energy Markets prices was partially offset by increased sales due to increased availability of our generating units in 2015.

•	Wholesale Revenues - We experienced a $21.1 million decrease in wholesale revenues, primarily due to volume and pricing decreases.

•
Other Revenues - Other revenues increased by $7.4 million primarily because of the escrow treatment of the SSR revenues in the most recent Wisconsin retail rate case. This was partially offset by the deferral of the net revenues from the mines as described above. We expect this trend to continue throughout 2015. For

June 2015	40	WEC Energy Group, Inc.

Form 10-Q

information on the escrow treatment of the SSR revenues allowed in the 2015 Wisconsin Rate Case, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $41.8 million, or 6.8%, when compared to the first six months of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the first six months of 2014.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2015 with the first six months of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $337.4 million, or 34.2%, and cost of gas sold decreased by $321.9 million, or 44.9%, due to a decrease in the cost of delivered gas.

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$648.4	$(337.4)	$985.8
Cost of Gas Sold	395.5	321.9	717.4
Gross Margin	$252.9	$(15.5)	$268.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2015 with the first six months of 2014:

	Six Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$163.9	$(7.4)	$171.3	530.9	(55.5)	586.4
Commercial/Industrial	54.4	(9.4)	63.8	299.8	(47.2)	347.0
Interruptible	0.8	(0.2)	1.0	8.7	(1.8)	10.5
Total Retail	219.1	(17.0)	236.1	839.4	(104.5)	943.9
Transported Gas	30.0	1.9	28.1	650.1	97.5	552.6
Other	3.8	(0.4)	4.2	—	—	—
Total	$252.9	$(15.5)	$268.4	1,489.5	(7.0)	1,496.5

Weather -- Degree Days (a)
Heating (4,224 Normal)				4,590	(419)	5,009

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $15.5 million, or approximately 5.8%, when compared to the first six months of 2014. This decrease primarily relates to a decrease in retail sales volumes as a result of warmer weather during the first six months of 2015. We estimate that weather decreased gas margins by approximately $14.2 million. As measured by heating degree days, the first six months of 2015 were 8.4% warmer than the same period in 2014 and 8.7% colder than normal.

June 2015	41	WEC Energy Group, Inc.

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $26.2 million, or approximately 3.7%, when compared to the first six months of 2014. Approximately $10.8 million of this increase relates to increased costs associated with the mines. The remaining balance of this increase was caused by the timing of certain projects and increased benefit costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $8.5 million, or approximately 5.1%, when compared to the first six months of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the first six months of 2015, we recognized $4.7 million of income related to the Treasury Grant, compared to $6.6 million in the first six months of 2014. For a discussion of the impact of the Treasury Grant on our results of operations, see Results of Operations -- Three Months Ended June 30, 2015 -- Treasury Grant.

NON-UTILITY ENERGY SEGMENT CONTRIBUTION TO OPERATING INCOME

This segment reflects the lease revenues associated with operating our PTF units, as well as the depreciation expense. The operating and maintenance costs associated with operating the plants are the responsibility of Wisconsin Electric and are recorded in the utility energy segment.

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Operating Revenues	$225.0	$3.3	$221.7
Operation and Maintenance Expense	5.8	0.4	6.2
Depreciation Expense	34.1	(0.5)	33.6
Operating Income	$185.1	$3.2	$181.9

Non-utility energy segment operating income increased by $3.2 million, or approximately 1.8%, when compared to the first six months of 2014 primarily due to higher revenues in connection with additions to the plants.

CORPORATE AND OTHER
Corporate and other affiliates, excluding acquisition related costs, had an operating loss of $1.9 million for the six months ended June 30, 2015 as compared to a loss of $2.2 million for the same period in 2014.

June 2015	42	WEC Energy Group, Inc.

Form 10-Q

ACQUISITION RELATED COSTS
We incurred the following costs in connection with the acquisition of Integrys.

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Employee Related Costs	$42.5	$(42.5)	$—
Professional Fees	26.8	(21.7)	5.1
Other, net	6.2	(6.2)	—
Total Acquisition Related Costs	$75.5	$(70.4)	$5.1

See Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements for additional information regarding the acquisition.

CONSOLIDATED OTHER INCOME, NET

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$4.0	$1.7	$2.3
Gain on Asset Sales	20.8	15.2	5.6
Other, net	4.3	3.0	1.3
Other Income, net	$29.1	$19.9	$9.2

Other income, net increased by $19.9 million when compared to the first six months of 2014. The increase is primarily due to the $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015.

CONSOLIDATED INTEREST EXPENSE, NET

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$123.7	$(1.1)	$122.6
Less: Capitalized Interest	1.9	0.6	1.3
Interest Expense, net	$121.8	$(0.5)	$121.3

Our net interest expense increased by $0.5 million, or approximately 0.4%, when compared to the first six months of 2014, primarily due to higher debt levels. On June 10, 2015, we issued $1.2 billion of long-term debt to finance the cash consideration associated with the acquisition of Integrys.

CONSOLIDATED INCOME TAX EXPENSE

For the first six months of 2015, our effective tax rate applicable to continuing operations was 40.1% compared to 37.5% for the first six months of 2014. This increase was primarily caused by a one-time charge of $10.4 million to remeasure our state deferred income taxes as a result of the acquisition of Integrys. We expect our annual 2015

June 2015	43	WEC Energy Group, Inc.

Form 10-Q

effective tax rate to be between 38.0% and 39.0%, including the one-time adjustment described above. For additional information, see Note G -- Income Taxes in our 2014 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the six months ended June 30:

	2015	2014
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$715.9	$721.3
Investing Activities	$(1,679.2)	$(312.9)
Financing Activities	$1,115.8	$(401.0)

Operating Activities

Cash provided by operating activities was $715.9 million for the first six months of 2015 and $721.3 million for the same period in 2014. In January 2015, we contributed $100 million to our qualified pension plan which reduced cash provided by operating activities. No such contributions were made during the first six months of 2014. Partially offsetting this item were lower working capital requirements in the first six months of 2015 as compared to the prior year. During 2015, we experienced lower natural gas prices which resulted in lower accounts receivable balances and lower costs for natural gas in storage.

Investing Activities

Cash used in investing activities totaled $1,679.2 million for the first six months of 2015, which is a $1,366.3 million increase from the same period in 2014. We invested $1,329.4 million related to the June 29, 2015 acquisition of Integrys, which is net of cash acquired of $156.3 million. In addition, our capital expenditures increased $51.0 million over the same period last year, primarily because of increased expenditures related to the Western Gas Lateral.

Financing Activities

Cash provided by financing activities was $1,115.8 million for the first six months of 2015, as compared to cash used in financing activities of $401.0 million during the same period in the prior year. During 2015, we issued $1,450 million in long-term debt, of which $1,200 million related to the acquisition of Integrys. In addition, our dividends paid increased by $14.5 million as compared to the same period in 2014 because of an increase in our quarterly dividend rate.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of June 30, 2015, our current liabilities exceeded our current assets by approximately $663.5 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for ongoing operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

June 2015	44	WEC Energy Group, Inc.

Form 10-Q

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

WEC Energy Group, Wisconsin Electric, Wisconsin Gas, Integrys, WPS, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes.

As of June 30, 2015, we had approximately $2.3 billion of available, undrawn lines under our bank back-up credit facilities, and approximately $826.3 million of commercial paper outstanding on a consolidated basis that was supported by the available lines of credit. During the first six months of 2015, our stand-alone maximum commercial paper outstanding was $720.0 million with a weighted-average interest rate of 0.20%. The maximum commercial paper outstanding for the combined company was $842.2 million with a weighted average interest rate of 0.27%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of June 30, 2015:

Company	Total Facility	Letters of Credit	Credit Available	Facility Expiration
	(Millions of Dollars)

WEC Energy Group	$400.0	$—	$400.0	December 2019
Wisconsin Electric	$500.0	$18.1	$481.9	December 2019
Wisconsin Gas	$350.0	$—	$350.0	December 2019
Integrys Holding	$285.0	$0.7	$284.3	June 2017
Integrys Holding	$265.0	$—	$265.0	May 2019
WPS	$135.0	$—	$135.0	May 2019
WPS	$115.0	$—	$115.0	June 2017
PGL	$250.0	$—	$250.0	June 2017

The WEC Energy Group, Wisconsin Electric, and Wisconsin Gas facilities have a renewal provision for two one-year extensions, subject to lender approval. The Integrys and WPS credit facilities expiring in May 2019 also have a renewal provision for two one-year extensions, subject to lender approval. The Integrys, WPS, and PGL credit facilities expiring in June 2017 do not have a renewal provision.

June 2015	45	WEC Energy Group, Inc.

Form 10-Q

The following table shows our capitalization structure as of June 30, 2015, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view WEC Energy Group's 2007 6.25% Series A Junior Subordinated Notes due 2067, Integrys' 2006 6.11% Junior Subordinated Notes due 2066 and Integrys' 2013 6.00% Junior Subordinated Notes due 2073 (collectively, Junior Notes):

Capitalization Structure	Actual	Adjusted
	(Millions of Dollars)

Common Equity	$8,456.7	$9,041.6
Preferred Stock of Subsidiaries	81.5	81.5
Long-Term Debt (including current maturities)	9,156.0	8,571.1
Short-Term Debt	826.3	826.3
Total Capitalization	$18,520.5	$18,520.5

Total Debt	$9,982.3	$9,397.4

Ratio of Debt to Total Capitalization	53.9%	50.7%

Included in Long-Term Debt on our Consolidated Condensed Balance Sheet as of June 30, 2015 is $1,169.8 million aggregate principal amount of the Junior Notes. The adjusted presentation attributes $584.9 million of the Junior Notes to Common Equity and $584.9 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

The adjusted presentation of our consolidated capitalization structure is presented as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages WEC Energy Group's capitalization structure, including its total debt to total capitalization ratio, using the GAAP calculation as adjusted by the rating agency treatment of the Junior Notes. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of June 30, 2015, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In May 2015, Moody's Investors Service (Moody's) revised the ratings of WEC Energy Group from A2 to A3 for its senior unsecured debt, from A3 to Baa1 for its junior subordinated debt, and from Prime-1 to Prime-2 for its short-term debt. Moody's additionally revised the ratings for the Wisconsin Energy Capital Corporation (WECC) senior unsecured debt from A2 to A3. Moody's revised the ratings outlook for WEC Energy Group and WECC from negative to stable. Moody's concurrently affirmed the ratings and stable outlook of Wisconsin Electric, Wisconsin Gas, Elm Road Generating Station Supercritical (ERGSS), WPS, Integrys, and PGL.

In June 2015, Fitch Ratings (Fitch) affirmed the short-term debt rating for WEC Energy Group, revised the ratings for its senior unsecured debt from A- to BBB+, and revised the ratings for its junior subordinated debt from BBB to BBB-. Fitch additionally revised the ratings for the WECC senior unsecured debt from A- to BBB+. Fitch removed the ratings of WEC and WECC from Ratings Watch Negative. The outlook is stable for all companies.

June 2015	46	WEC Energy Group, Inc.

Form 10-Q

In June 2015, Standard & Poor's Ratings Services (S&P) affirmed the ratings for WEC Energy Group, Wisconsin Electric, Wisconsin Gas, ERGSS, and WECC. S&P affirmed the stable ratings outlook for Wisconsin Electric, Wisconsin Gas, and ERGSS, and revised the rating outlook on WEC Energy Group and WECC from negative to stable.

The changes in ratings for WEC Energy Group and WECC relate to the acquisition of Integrys.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7 of our 2014 Annual Report on Form 10-K, and Credit Ratings in Item 7 of Integrys' 2014 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Acquisition of Integrys:   The acquisition of Integrys on June 29, 2015 was financed through the issuance of approximately 90.2 million shares of Wisconsin Energy common stock, $1.2 billion of long-term debt, and $300 million of commercial paper. For additional information on the acquisition, see Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements in this report.

Common Stock Dividends:   On January 15, 2015, our Board of Directors increased our quarterly common stock dividend to $0.4225 per share, up approximately 8.3%, from $0.39 per share, effective with the first quarter 2015 dividend payment.

Under the Merger Agreement, our Board of Directors agreed to adopt and approve a new dividend policy to take effect upon completion of the acquisition. During the quarter ended June 30, 2015, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
April 16, 2015	June 1, 2015	$0.4225	Second Quarter
June 12, 2015	July 6, 2015	$0.2067	45 days through June 28, 2015
June 12, 2015	September 1, 2015	$0.2337	47 days through Aug. 14, 2015

The dividend payable on July 6, 2015 was based on a quarterly rate of $0.4225 per share. The dividend payable on September 1, 2015 is based on our new quarterly rate of $0.4575 per share, which represents an 8.3% increase over the prior quarterly rate and equates to an annual dividend of $1.83 per share. The dividends declared by the Board of Directors in the quarter ended June 30, 2015 totaled $0.8629 per share. The Board of Directors expects to declare its next quarterly dividend in the fourth quarter of 2015.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Guarantees and Note 13 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $33.0 billion as of June 30, 2015, compared with $21.6 billion as of December 31, 2014. The increase is due to the acquisition of Integrys.

June 2015	47	WEC Energy Group, Inc.

Form 10-Q

For additional information about our commitments, see Contractual Obligations/Commercial Commitments in Item 7 of our 2014 Annual Report on Form 10-K, and Contractual Obligations under Future Capital Requirements and Resources in Item 7 of Integrys' 2014 Annual Report on Form 10-K.

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

UTILITY RATES AND REGULATORY MATTERS

Wisconsin Electric

2015 Wisconsin Rate Case:   In May 2014, Wisconsin Electric applied to the PSCW for a biennial review of costs and rates. On December 23, 2014, the PSCW approved the following rate adjustments:

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

These rate adjustments were effective January 1, 2015. The electric rates reflect an increased allocation to fixed charges from 7.8% to 13.6% of total electric revenue requirements to more closely reflect our cost structure. In addition, the authorized return on equity for Wisconsin Electric was set at 10.2%. Wisconsin Electric's equity component remained at an average of 51%.

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

In January 2015, certain parties appealed a portion of the PSCW's final decision adopting Wisconsin Electric's specific rate design changes, including new charges for customer owned generation within its service territory. We believe the appeal is without merit.

Earnings Sharing Agreement: In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of a three-year earnings sharing mechanism for Wisconsin Electric beginning in 2016. If Wisconsin Electric earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared

June 2015	48	WEC Energy Group, Inc.

Form 10-Q

with customers and used to pay down the company’s transmission escrow. All utility earnings above the first 50 basis points will be used to pay down the transmission escrow.

Wisconsin Gas

2015 Wisconsin Rate Case:   In May 2014, Wisconsin Gas applied to the PSCW for a biennial review of costs and rates. On December 23, 2014, the PSCW approved the following rate adjustments:

•	Rate increases of $17.1 million (2.6%) in 2015 and $21.4 million (3.2%) in 2016 for Wisconsin Gas' natural gas customers.

These rate adjustments were effective January 1, 2015. The authorized return on equity for Wisconsin Gas was set at 10.3%. The PSCW also authorized an increase in Wisconsin Gas' financial common equity component to an average of 49.5%.

Western Gas Lateral:   We are projecting the need for additional capacity for our natural gas distribution network in the western part of Wisconsin to address reliability and meet customer demand. Wisconsin Gas received PSCW approval to construct a new natural gas lateral in July 2014. We anticipate the cost of the initial phase of this project to be less than the $175 million originally projected, excluding AFUDC. We are targeting completion of this phase of the project in late 2015.

Earnings Sharing Agreement: In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of a three-year earnings sharing mechanism for Wisconsin Gas beginning in 2016. If Wisconsin Gas earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and applied to reduce the costs of the Western Gas Lateral. All additional utility earnings above the first 50 basis points will be applied to reduce the costs of the Western Gas Lateral.

WPS

2016 Wisconsin Rate Case: In April 2015, WPS filed an application with the PSCW to increase retail electric rates $94.1 million and increase retail natural gas rates $9.4 million, with rates expected to be effective January 1, 2016. WPS' request reflects a 10.2% return on common equity and a target common equity ratio of 50.52% in WPS' regulatory capital structure. The proposed retail electric rate increase is primarily driven by the expected completion in 2016 of the ReACT™ emission control technology at Weston 3, the System Modernization and Reliability Project, and technology upgrades at the Fox Energy Center. Also included are increases in expenses for electric transmission, customer service, other operating and maintenance, and general inflation. The proposed retail natural gas rate increase is driven by higher operating and maintenance costs, general inflation and an increase in the amount of outstanding equity supporting construction projects.

In May 2015, WPS filed a revised application with the PSCW adjusting its requested retail electric rate increase to $96.9 million and its requested retail natural gas rate increase to $9.1 million. The revised requests are primarily driven by revisions to retail electric and natural gas revenues and employee benefit costs.

MGU

2016 Michigan Rate Case: In June 2015, MGU filed an application with the MPSC to increase retail natural gas rates $6.7 million, with rates expected to be effective January 1, 2016. MGU's request reflects a 10.5% return on common equity and a target common equity ratio of 50.4% in MGU's regulatory capital structure. The proposed retail natural gas rate increase is driven by upgrades to MGU's natural gas transmission and distribution systems as well as a higher cost of capital. Also included are increases in costs for new employees, natural gas main maintenance, stand-by employee agreements, new customer service functions, and general inflation. MGU is requesting authority from the MPSC to continue the use of its currently authorized decoupling mechanism.

PGL and NSG

Base Rate Freeze: In June 2015, the ICC approved the acquisition of Integrys subject to the condition that PGL and NSG will not seek increases of their base rates for two years after the close of the acquisition.

June 2015	49	WEC Energy Group, Inc.

Form 10-Q

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

Financial Transmission Rights: As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2015 through May 31, 2016. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Michigan Business

Michigan Settlement:   In March 2015, Wisconsin Energy and Wisconsin Electric entered into the Amended Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections these parties raised at the MPSC to the acquisition of Integrys. The Amended Agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

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

•
We commit to invest either through an ownership interest or a purchased power agreement, or to have, if formed, our future Michigan jurisdictional utility invest, in this plant subject to the issuance of a Certificate of Necessity from the MPSC. The costs of this plant would be recovered from Michigan customers.

In addition, in March 2015, Wisconsin Electric entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved our acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard:   The United States Environmental Protection Agency (EPA) issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standards (NAAQS) that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. In May 2014, the EPA issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

We filed comments on the proposed rule with the EPA in July 2014, and proposed a special reliability exclusion for PIPP that would recognize our request to retire the facility, and would exclude it from further modeling or monitoring requirements and subsequent emission reductions. As proposed, the rule affords state agencies latitude in rule

June 2015	50	WEC Energy Group, Inc.

Form 10-Q

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

In March 2015, a Federal Court in the Northern District of California entered a consent decree relating to the implementation of the revised 1-Hour SO2 standard that Sierra Club and EPA had agreed upon in May 2014. This consent decree has 1-Hour SO2 implementation dates that are sooner than the proposed Data Requirements Rule. The EPA has not yet indicated how, in light of this consent decree, the Data Requirements Rule will be finalized.

We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2020-2022 timeframe, it may need additional SO2 reductions or other operational limits in order to comply with the standard.  We are currently working closely with the state of Michigan as they determine the attainment status of the Marquette area and the effect, if any, on PIPP.

Mercury and Other Hazardous Air Pollutants:  In December 2011, the EPA issued the final Mercury and Air Toxics Standards (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. Only PIPP will require modifications. We are currently working on the addition of a dry sorbent injection system for further control of mercury and acid gases at the plant to comply with MATS. In April 2013, we received a one year MATS compliance extension for PIPP through April 16, 2016 from the Michigan Department of Environmental Air Quality (MDEQ).

In addition, both Wisconsin and Michigan have mercury rules that require a 90% reduction of mercury, and compliance with those rules will no longer be required after the compliance date for MATS.

The Supreme Court recently ruled on a challenge to the MATS rule and remanded the case back to the DC Circuit Court of Appeals for further proceedings.  At this time, it is too early to determine what effect, if any, this ruling will have on our compliance plans.  If the rule is stayed or revoked, the Wisconsin and Michigan mercury rules will take effect again.

Climate Change:  On August 3, 2015, the EPA issued final guidelines relating to greenhouse gas (GHG) emissions from existing generating units, and published final performance standards for modified and reconstructed generating units and new fossil fueled power plants.  The final guidelines for existing fossil generating units seek to attain state-specific GHG rate limits by 2030, and require states to submit plans as early as September 2016. States requesting an extension would be required to submit final plans by September 2018, either alone or in cooperation with other states. States will be required to meet interim goals over the period from 2022 through 2029, and a final goal in 2030, with the goal of reducing nationwide GHG emissions by 32% from 2005 levels.  The rule is seeking aggressive GHG reductions in Wisconsin and Michigan.  The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, and adding new renewable energy resources.

We are in the process of reviewing the final guidelines for existing generating units to determine the potential impacts to our operations, but these guidelines could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.  In addition, several states have indicated that they intend to challenge these new rules, and any state compliance plans that are developed could be subject to change based upon the outcome of this litigation.

June 2015	51	WEC Energy Group, Inc.

Form 10-Q

Water Quality

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. The EPA issued a final existing facilities rule that became effective in October 2014. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, that were permitted under the Phase I rules.

The existing facilities rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the Wisconsin Department of Natural Resources (WDNR) and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that existing technologies at our generating facilities, except for VAPP, Pulliam Units 7-8, and Weston Unit 2, satisfy the IM BTA standard. By late August 2015 fish protection screens are scheduled to be installed at VAPP Unit 2 that will meet the IM BTA standard. The same type of screens are scheduled to be installed on VAPP Unit 1 starting in September 2016. We plan to evaluate the available IM options for Pulliam Units 7 and 8. We also expect that limited studies to support the WDNR BTA determinations will be conducted at the Weston facility.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Pulliam Units 7-8, Weston Unit 2, Port Washington Generating Station, Pleasant Prairie Power Plant, PIPP, and Oak Creek Power Plant Units 5-8. With the exception of Pleasant Prairie and Weston Units 3-4 (existing cooling towers meet EM BTA requirement), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these facilities.

During 2015-2017, we plan to complete studies and evaluate options to address the EM BTA requirements at PIPP.  We have evaluated the 316(b) rule requirements related to retirements. The new rule allows the EM BTA requirements to be waived in cases of pending facility retirements. Based on recent discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM requirements will be waived. Therefore, because PIPP meets the IM BTA requirement, if these units are retired as described above, we believe no capital or operation and maintenance costs for 316(b) compliance will be required.

Paris Generating Station: In November 2014, the WDNR reissued the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the Paris Generating Station. We believe that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive and phosphorus discharges.

To address these permit conditions, we filed a petition for a contested case hearing with the WDNR in January 2015. On the same day, we also filed a request to be covered by the statewide phosphorus variance to address one of our concerns with the permit.

We have since reached an agreement with the WDNR with respect to the permit conditions for temperature monitoring and for restrictions related to the use of a water treatment additive. In March 2015, the WDNR issued a final WPDES permit with agreed upon modifications and we withdrew our petition for a contested case hearing.

On July 7, 2015, the Milwaukee County Circuit Court entered a stipulation and Order for Judgment between the WDNR and Wisconsin Department of Justice.  This order resolves the litigation by allowing us to maintain the ability to apply for and be covered by the statewide phosphorus variance.

June 2015	52	WEC Energy Group, Inc.

Form 10-Q

Land Quality

New Coal Combustion Products Regulation:   On April 17, 2015, the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals From Electric Utilities final rule was entered into the Federal Register. The final rule regulates the disposal of coal combustion residuals as a non-hazardous waste. We do not believe the final rule will have a significant impact on our financial position or operating results because we currently have a program of beneficial utilization for most of our coal combustion products. If needed, we have landfill capacity that meets the rule requirements for our remaining coal combustion product sources.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2014 Annual Report on Form 10-K, and Note 17 - Commitments and Contingencies in Item 8 of Integrys' 2014 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our or Integrys' Annual Reports on Form 10-K for the year ended December 31, 2014. For information concerning market risk exposures at WEC Energy Group, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2014 Annual Report on Form 10-K; Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of Integrys' 2014 Annual Report on Form 10-K; and Note 6 -- Fair Value Measurements, Note 7 -- Derivative Instruments, and Note 8 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report.

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

Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15[f] and 15d-15[f]) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 29, 2015, our acquisition of Integrys closed. We are currently in the process of integrating Integrys' operations, processes, and internal controls. See Note 2 -- Acquisition in the Notes to the Consolidated Condensed Financial Statements for additional information regarding the acquisition.

June 2015	53	WEC Energy Group, Inc.

Form 10-Q

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our and Integrys' 2014 Annual Reports on Form 10-K and Note 14 -- Commitments and Contingencies in the Notes to the Consolidated Condensed Financial Statements in this report.

In addition to those legal proceedings discussed in our and Integrys' reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

Rate Matters: See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where our utilities do business.

OTHER MATTERS

Litigation Relating to the Acquisition of Integrys:   Since the announcement of the acquisition, Integrys and its board of directors, along with WEC Energy Group, have been named as defendants in ten separate purported class action lawsuits filed in Brown County, Wisconsin (three of the cases -- Rubin v. Integrys, et al., Blachor v. Integrys, et al., and Albera v. Integrys, et al.), Milwaukee County, Wisconsin (two of the cases -- Amo v. Integrys, et al. and Inman v. Integrys, et al.), Cook County, Illinois (two of the cases - Taxman v. Integrys, et al. and Curley v. Integrys, et al.), and the federal court for the Northern District of Illinois (three of the cases - Steiner v. Integrys, et al., Tri-State Joint Fund v. Integrys, et al., and Collison v. Integrys, et al.). In the Tri-State Joint Fund case, WEC Energy Group’s CEO was also named as a defendant. The cases were brought on behalf of proposed classes consisting of shareholders of Integrys. The complaints allege, among other things, that the Integrys board members breached their fiduciary duties by failing to maximize the value to be received by Integrys’ shareholders, that WEC Energy Group aided and abetted the breaches of fiduciary duty, and that the joint proxy statement/prospectus contains material misstatements and omissions. The Brown County and Cook County cases have been dismissed in favor of the Milwaukee County actions. On November 12, 2014, the parties entered into a Memorandum of Understanding which provides the basis for a complete settlement of these actions. A Stipulation of Settlement was presented to the Court in late July 2015. The Court has scheduled a hearing for September 8, 2015 for preliminary approval of the settlement.

ITEM 1A. RISK FACTORS

Other than the inapplicability of the Risks Related to Our Proposed Acquisition of Integrys, which have been replaced by the risks set forth below, there have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2014. See Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us. See Item 1A. Risk Factors in Integrys' 2014 Annual Report on Form 10-K for information regarding certain risk factors applicable to the Integrys companies.

Risks Related to the Acquisition

The acquisition of Integrys may not achieve its anticipated results, and we may be unable to integrate the operations as expected.

We entered into the Merger Agreement with the expectation that the acquisition will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the

June 2015	54	WEC Energy Group, Inc.

Form 10-Q

acquisition is subject to a number of uncertainties, including whether the businesses of the two companies can be integrated in an efficient, effective and timely manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company's ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the transaction as and when expected. We may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

The acquisition may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We anticipate that the acquisition will be accretive to earnings per share in 2016, which will be the first full year following completion of the transaction. This expectation is based on preliminary estimates that are subject to change. We also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the transaction and contribute to a decrease in the price of our common stock.

The acquisition may adversely affect our ability to attract and retain key employees.

Current and prospective WEC Energy Group employees may experience uncertainty about their future roles at the company as a result of the acquisition. In addition, current and prospective employees may determine that they do not desire to work for the combined company for a variety of possible reasons. These factors may adversely affect our ability to attract and retain key management and other personnel.

We may incur unexpected transaction fees and transaction-related costs in connection with the acquisition.

We incurred a number of expenses associated with completing the acquisition, and expect to incur additional expenses related to combining the operations of the two companies. We may incur additional unanticipated costs in the integration of the businesses. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

We recorded goodwill that could become impaired and adversely affect financial results.

The acquisition of Integrys was accounted for as a purchase in accordance with GAAP.  Under the purchase method of accounting, the assets and liabilities acquired and assumed were recorded at their estimated fair values at the date of acquisition and added to those of WEC Energy Group.  The excess of the purchase price over the estimated fair values was recorded as goodwill. As of June 30, 2015, goodwill totaled $3,386.5 million, $2,944.6 million of which is attributable to the acquisition of Integrys. We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment. If goodwill is deemed to be impaired, we may be required to incur material non-cash charges that could materially adversely affect our results of operations.

ITEM 5. OTHER INFORMATION

On July 31, 2015, the Compensation Committee awarded certain officers and other employees of WEC Energy Group and its subsidiaries an aggregate of 82,490 shares of restricted stock for the key role each played in the acquisition of Integrys. Our named executive officers received the following number of restricted shares: Gale E. Klappa - 21,432; Allen L. Leverett - 17,145; Robert M. Garvin - 7,287; J. Patrick Keyes - 6,429; and Susan H. Martin - 7,287.

The restricted stock vests in three equal installments on January 29, 2016, January 31, 2017 and July 31, 2018. The vesting of the restricted stock may be accelerated in connection with a termination of employment due to a

June 2015	55	WEC Energy Group, Inc.

Form 10-Q

change in control, death or disability. We may satisfy any tax withholding obligations related to vesting by withholding shares otherwise deliverable upon vesting, or by such other method as may be determined by the Compensation Committee, including cash. This description is qualified in its entirety by the terms and conditions attached to this report as Exhibit 10.1 and incorporated herein by reference.

The restricted stock is also subject to the terms and conditions of the Wisconsin Energy Corporation Omnibus Stock Incentive Plan, as amended and restated effective as of May 5, 2011.

ITEM 6. EXHIBITS

Exhibit No.

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of June 22, 2014, by and between Wisconsin Energy and Integrys. (Exhibit 2.1 to Wisconsin Energy's 06/22/2015 Form 8-K.)

3	Articles of Incorporation and Bylaws

3.1	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/2015 Form 8-K.)

3.2	Bylaws of WEC Energy Group, Inc., as amended to June 29, 2015. (Exhibit 3.2 to WEC Energy Group's 06/29/2015 Form 8-K).

4	Instruments Defining the Rights of Security Holders

4.1
Securities Resolution No. 6 of WEC Energy Group, dated as of June 4, 2015, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company, N.A. (as successor to First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's 06/04/2015 Form 8-K.)

4.2	Amendment, dated June 29, 2015, to Replacement Capital Covenant, dated May 11, 2007. (Exhibit 4.1 to WEC Energy Group's 06/29/2015 Form 8-K.)

4.3
Securities Resolution No. 15 of Wisconsin Electric, dated as of May 14, 2015, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric's 05/20/2015 Form 8K.)

10	Material Contents

10.1	Terms and Conditions for July 31, 2015 Special Restricted Stock Award.

10.2	Employment letter by and between WEC Energy Group, Inc. and Charles R. Matthews, dated as of July 13, 2015.

10.3	Employment letter by and between WEC Energy Group, Inc. and Mary Beth Straka, dated as of February 24, 2015.

31	Rule 13a-14(a) / 15d-14(a) Certifications

June 2015	56	WEC Energy Group, Inc.

Form 10-Q

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2015	57	WEC Energy Group, Inc.

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC Energy Group, Inc.
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 5, 2015	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2015	58	WEC Energy Group, Inc.