Form 10-Q
period 2015-09-30
WEC ENERGY GROUP, INC.
filed 2015-11-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value,
315,684,451 shares outstanding at
September 30, 2015

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

i

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
ITF	Integrys Transportation Fuels, LLC (doing business as Trillium CNG)
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
WBS	WEC Business Services, LLC
We Power	W.E. Power, LLC
WECC	Wisconsin Energy Capital Corporation
Wisconsin Electric	Wisconsin Electric Power Company
Wisconsin Gas	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BTA	Best Technology Available
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

ii

Measurements
Btu	British Thermal Unit
Dth	Dekatherm (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
Amended Agreement	Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership
AMRP	Accelerated Natural Gas Main Replacement Program
CNG	Compressed Natural Gas
Compensation Committee	Compensation Committee of the Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings, Inc.
FTRs	Financial Transmission Rights
Junior Notes	WEC Energy Group's 2007 6.25% Series A Junior Subordinated Notes due 2067, Integrys's 2006 6.11% Junior Subordinated Notes due 2066, and Integrys's 2013 6.00% Junior Subordinated Notes due 2073
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
PIPP	Presque Isle Power Plant
ROE	Return on Equity
SSR	System Support Resource
VAPP	Valley Power Plant

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In this report, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements may be identified by reference to a future period or periods or by the use of terms such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will," or variations of these terms.

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations and associated compliance costs, legal proceedings, dividend payout ratios, effective tax rate, projections related to the pension and other postretirement benefit plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, liquidity and capital resources, and other matters.

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this Form 10-Q and our and Integrys Energy Group, Inc.'s (Integrys) Annual Reports on Form 10-K for the year ended December 31, 2014, and the following:

•
Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, changes in the cost or availability of materials needed to operate environmental controls at our electric generating facilities, and electric transmission or natural gas pipeline system constraints;

•
Factors affecting the demand for electricity and natural gas, including political developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated businesses;

•
The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•	The timely completion of capital projects within budgets, as well as the recovery of those costs through rates;

•
The impact of federal, state, and local legislative and regulatory changes, including changes in rate-setting policies or procedures, tax law changes, including the extension of bonus depreciation, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, and energy efficiency mandates;

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•
The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of fossil fuel, natural gas, purchased power, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

•
Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry, us, or any of our subsidiaries;

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers and affiliates to meet their obligations;

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•
The direct or indirect effect on our business resulting from terrorist incidents, the threat of terrorist incidents, and cyber intrusion, including the failure to maintain the security of personally identifiable information, the associated costs to protect our assets and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•
The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings, as well as the ability of ATC and the Duke-American Transmission Company to obtain the required approvals for their transmission projects;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•
The terms and conditions of the governmental and regulatory approvals of the acquisition of Integrys that could reduce anticipated benefits and our ability to successfully integrate the operations of the combined company;

•	The risk associated with the values of goodwill and other intangible assets and their possible impairment;

•
Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets, and legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	Other considerations disclosed elsewhere herein and in other reports we file with the United States Securities and Exchange Commission (SEC) or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2015	2014	2015	2014
Operating revenues	$1,698.7	$1,033.3	$4,077.8	$3,772.0

Operating expenses
Cost of sales	590.6	407.4	1,557.5	1,735.9
Other operation and maintenance	535.9	249.4	1,153.6	780.8
Depreciation and amortization	176.5	99.8	382.6	295.2
Property and revenue taxes	50.0	30.6	113.8	91.5
Total operating expenses	1,353.0	787.2	3,207.5	2,903.4

Operating income	345.7	246.1	870.3	868.6

Equity in earnings of transmission affiliate	40.0	18.0	70.4	52.8
Other income, net	11.1	2.9	40.2	12.1
Interest expense	103.8	60.4	225.6	181.7
Other expense	(52.7)	(39.5)	(115.0)	(116.8)

Income before income taxes	293.0	206.6	755.3	751.8
Income tax expense	110.5	80.3	296.1	284.9
Net income	$182.5	$126.3	$459.2	$466.9

Earnings per share
Basic	$0.58	$0.56	$1.79	$2.07
Diluted	$0.58	$0.56	$1.78	$2.05

Weighted average common shares outstanding
Basic	315.7	225.5	256.2	225.6
Diluted	317.1	227.4	257.8	227.6

Dividends per share of common stock	$—	$0.39	$1.29	$1.17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2015	2014	2015	2014
Net income	$182.5	$126.3	$459.2	$466.9

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Gains on settlement, net of tax of $7.6 million	—	—	11.4	—
Reclassification of gains to net income, net of tax	(0.4)	—	(0.5)	—
Other comprehensive (loss) income, net of tax	(0.4)	—	10.9	—

Comprehensive income	$182.1	$126.3	$470.1	$466.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2015	December 31, 2014
Assets
Property, plant and equipment
In service	$25,741.5	$15,509.0
Accumulated depreciation	(7,930.6)	(4,485.1)
	17,810.9	11,023.9
Construction work in progress	936.4	191.8
Leased facilities, net	37.9	42.0
Net property, plant and equipment	18,785.2	11,257.7
Investments
Equity investment in transmission affiliate	999.4	424.1
Other	97.0	32.8
Total investments	1,096.4	456.9
Current assets
Cash and cash equivalents	22.2	61.9
Accounts receivable and unbilled revenues, net of reserves of $128.7 and $74.5, respectively	844.7	643.4
Materials, supplies, and inventories	719.8	400.6
Assets held for sale	140.2	—
Deferred income taxes	250.8	242.7
Other	204.2	186.8
Total current assets	2,181.9	1,535.4
Deferred charges and other assets
Regulatory assets	2,805.5	1,271.2
Goodwill	3,389.1	441.9
Other long-term assets	511.5	200.3
Total deferred charges and other assets	6,706.1	1,913.4
Total assets	$28,769.6	$15,163.4

Capitalization and liabilities
Capitalization
Common stock - $.01 par value; 325,000,000 shares authorized; 315,684,451 and 225,517,339 shares outstanding, respectively	$3.2	$2.3
Additional paid in capital	4,350.6	300.1
Retained earnings	4,264.9	4,117.0
Accumulated other comprehensive income	11.2	0.3
Preferred stock of subsidiaries	81.5	30.4
Long-term debt	8,727.0	4,186.4
Total capitalization	17,438.4	8,636.5
Current liabilities
Current portion of long-term debt	606.0	424.1
Short-term debt	661.5	617.6
Accounts payable	777.6	363.3
Accrued payroll and benefits	154.9	95.1
Other	466.8	168.6
Total current liabilities	2,666.8	1,668.7
Deferred credits and other liabilities
Regulatory liabilities	1,312.3	830.6
Deferred income taxes	4,690.4	2,906.7
Deferred revenue, net	588.1	614.1
Pension and other postretirement benefit obligations	427.7	203.8
Environmental remediation	611.5	32.6
Other long-term liabilities	1,034.4	270.4
Total deferred credits and other liabilities	8,664.4	4,858.2

Commitments and contingencies (Note 16)

Total capitalization and liabilities	$28,769.6	$15,163.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2015	2014
Operating Activities
Net income	$459.2	$466.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	390.9	312.9
Deferred income taxes and investment tax credits, net	220.1	258.5
Contributions to pension and other postretirement plans	(109.3)	(12.0)
Change in –
Accounts receivable and unbilled revenues	269.5	221.1
Inventories	(101.4)	(49.9)
Other current assets	75.6	37.2
Accounts payable	(55.9)	(27.7)
Accrued taxes, net	57.9	(10.3)
Other current liabilities	40.0	(36.8)
Other, net	(173.4)	(125.3)
Net cash provided by operating activities	1,073.2	1,034.6

Investing Activities
Capital expenditures	(765.1)	(513.0)
Cost of removal, net of salvage	(26.7)	(18.2)
Business acquisition, net of cash acquired of $156.3 million	(1,329.9)	—
Investment in transmission affiliate	(5.6)	(10.5)
Proceeds from asset sales	26.7	—
Other, net	4.7	12.8
Net cash used in investing activities	(2,095.9)	(528.9)

Financing Activities
Exercise of stock options	26.4	31.7
Purchase of common stock	(66.1)	(84.2)
Dividends paid on common stock	(310.9)	(264.0)
Issuance of long-term debt	1,650.0	250.0
Retirement of long-term debt	(27.1)	(322.0)
Change in short-term debt	(270.5)	(61.6)
Other, net	(18.8)	7.1
Net cash provided by (used in) financing activities	983.0	(443.0)

Net change in cash and cash equivalents	(39.7)	62.7
Cash and cash equivalents at beginning of period	61.9	26.0
Cash and cash equivalents at end of period	$22.2	$88.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015

NOTE 1—GENERAL INFORMATION

On June 29, 2015, Wisconsin Energy Corporation acquired Integrys, and the combined company was renamed WEC Energy Group, Inc. The Company serves approximately 1.6 million electric customers and 2.8 million natural gas customers, and it owns approximately 60% of ATC. See Note 2, Acquisition, for more information on this acquisition.

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the condensed consolidated income statements, condensed consolidated statements of comprehensive income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to WEC Energy Group and all of its subsidiaries.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and United States Generally Accepted Accounting Principles (GAAP). Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2014. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of expected results for 2015 due to the acquisition of Integrys, seasonal variations, and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

On June 29, 2015, Wisconsin Energy acquired 100% of the outstanding common shares of Integrys, a provider of regulated natural gas and electricity, as well as nonregulated renewable energy and compressed natural gas (CNG) products and services. Integrys also holds a 34% interest in ATC, a for-profit transmission company regulated by the Federal Energy Regulatory Commission (FERC). The acquisition of Integrys provides increased scale, the potential for long-term cost savings through a combination of lower capital and operating costs, and the potential for operating efficiencies.

Purchase Price

Pursuant to the Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation (Merger Agreement), Integrys’s shareholders received 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per share of Integrys common stock. The total consideration transferred was based on the closing price of Wisconsin Energy common stock on June 29, 2015, and was calculated as follows:

	Consideration Paid
(in millions, except per share amounts)	Stock	Cash	Total
Integrys common shares outstanding at June 29, 2015	79,963,091	79,963,091
Exchange ratio	1.128
Wisconsin Energy shares issued for Integrys shares *	90,187,884
Closing price of Wisconsin Energy common shares on June 29, 2015	$45.16
Fair value of common stock issued	$4,072.9		$4,072.9
Cash paid per share of Integrys shares outstanding		$18.58
Fair value of cash paid for Integrys shares *		$1,486.2	$1,486.2
Consideration attributable to settlement of equity awards, net of tax		$24.0	$24.0
Total purchase price	$4,072.9	$1,510.2	$5,583.1

*	Fractional shares of 10,483 totaling $0.5 million were paid in cash.

All Integrys unvested stock-based compensation awards became fully vested upon the close of the transaction and were either paid to award recipients in cash, or the value of the awards was deferred into a deferred compensation plan. In addition, all vested but unexercised Integrys stock options were paid in cash. In accordance with accounting guidance for business combinations, the expense caused by the acceleration of the vesting was an expense related to the acquisition.

Allocation of Purchase Price

The Integrys assets acquired and liabilities assumed were measured at estimated fair value as defined in the accounting guidance. Substantially all of Integrys's operations are subject to the rate-setting authority of federal and state regulatory commissions. These operations are accounted for in accordance with GAAP accounting guidance for regulated operations. In addition, the underlying assets and liabilities of ATC are regulated by FERC. The fair values of Integrys's assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any adjustments related to these amounts.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. The goodwill reflects the value paid for the increased scale and efficiencies as a result of the combination. The goodwill recognized is not deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill. The allocation of goodwill to our reportable segments has not yet been completed.

In the third quarter of 2015, adjustments were made to the estimated fair values of the assets acquired and liabilities assumed as additional information was obtained. The preliminary purchase price allocation is as follows:

(in millions)
Current assets	$1,178.2
Net property, plant and equipment	7,097.9
Goodwill	2,947.2
Deferred charges and other assets, excluding goodwill	2,393.7
Current liabilities, including current maturities of long-term debt	(1,261.3)
Deferred credits and other liabilities	(3,774.0)
Long-term debt	(2,947.5)
Preferred stock of subsidiary	(51.1)
Total purchase price	$5,583.1

Conditions of Approval

The acquisition was subject to the approvals of various government agencies, including the FERC, Federal Communications Commission (FCC), Public Service Commission of Wisconsin (PSCW), Illinois Commerce Commission (ICC), Michigan Public Service Commission (MPSC), and Minnesota Public Utilities Commission (MPUC). Approvals were obtained from all agencies subject to several conditions.

The PSCW order includes the following conditions:

•
Wisconsin Electric Power Company (Wisconsin Electric) and Wisconsin Gas LLC (Wisconsin Gas) will be subject to an earnings sharing mechanism for three years beginning January 1, 2016. Under the earnings sharing mechanism, if either company earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers. For Wisconsin Electric, the additional utility earnings will be used to reduce the company’s transmission escrow. For Wisconsin Gas, additional utility earnings will be used to reduce the costs of the Western Gas Lateral. All utility earnings above the first 50 basis points will be used to reduce the transmission escrow for Wisconsin Electric or reduce the costs of the Western Gas Lateral for Wisconsin Gas.

•
Any future electric generation projects affecting Wisconsin ratepayers submitted by us or our subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs. In September 2015, Wisconsin Public Service Corporation (WPS) and Wisconsin Electric filed a joint integrated resource plan with the PSCW for their combined loads, which indicated that no new generation is currently needed.

The ICC order included a base rate freeze for The Peoples Gas Light and Coke Company (PGL) and North Shore Gas Company (NSG) effective for two years after the close of the acquisition. This base rate freeze does not impact our ability to adjust rates through various riders or the gas supply cost recovery mechanism.

We do not believe that the conditions set forth in the various regulatory orders approving the acquisition will have a material impact on our operations or financial results.

Pro Forma Information

The following unaudited pro forma financial information reflects the consolidated results and amortization of purchase price adjustments as if the acquisition had taken place on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or our future consolidated results.

The pro forma financial information does not reflect any potential cost savings from operating efficiencies resulting from the acquisition and does not include certain acquisition-related costs.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2015	2014	2015	2014
Unaudited Pro Forma Financial Information
Operating Revenues	$1,698.7	$1,689.8	$5,878.8	$6,898.0
Net Income	$185.5	$210.7	$664.9	$712.1
Earnings per share (Basic)	$0.59	$0.67	$2.11	$2.26
Earnings per share (Diluted)	$0.58	$0.66	$2.10	$2.24

Impact of Acquisition

As a result of the acquisition, our ownership of ATC increased to approximately 60%. We have made commitments with respect to our voting rights of the combined ownership of ATC, which are included as enforceable conditions in the orders approving the acquisition by the FERC and the PSCW. We also expect that ATC's governance documents will include these voting commitments. Under GAAP, these commitments do not allow for the consolidation of ATC in our financial statements and the 60% ownership is accounted for as an equity method investment subsequent to the close of the acquisition. See Note 13, Investment in ATC, for more information.

In connection with the acquisition, WEC Energy Group and its subsidiaries recorded pre-tax acquisition costs of $6.5 million and $80.2 million during the three and nine months ended September 30, 2015, and $3.6 million and $8.6 million for the same periods in 2014, respectively. These costs consisted of employee-related expenses, professional fees, and other miscellaneous costs. They are recorded in the other operation and maintenance line item on the condensed consolidated income statements.

Our revenues for the three and nine months ended September 30, 2015, include revenues attributable to Integrys of $633.4 million. Included in our net income for the three and nine months ended September 30, 2015, is net income attributable to Integrys of $46.2 million and $19.6 million, respectively.

NOTE 3—DISPOSITIONS

Corporate and Other Segment—Potential Sale of Integrys Transportation Fuels, LLC (ITF)

In the third quarter of 2015, we began to actively market ITF for sale with the use of outside consultants. ITF is a provider of CNG fueling services and a single-source provider of CNG fueling facility design, construction, operation and maintenance. The potential sale of ITF meets the criteria to qualify as held for sale but does not meet the requirements to qualify as a discontinued operation. The potential sale of ITF does not represent a shift in our corporate strategy and will not have a major effect on our operations and financial results. Therefore, ITF's results of operations remain in continuing operations.

The following table shows the carrying values of the major classes of assets and liabilities included as held for sale on the balance sheet:

(in millions)	September 30, 2015
Property, plant and equipment, net of accumulated depreciation of $6.4	$46.2
Accounts receivable and unbilled revenues	42.9
Materials, supplies and inventories	16.6
Other current assets	5.1
Other long-term assets	29.4
Total assets	$140.2

Accounts payable	$11.9
Accrued payroll and benefits	1.8
Other current liabilities	7.1
Pension and other postretirement benefit obligations	0.4
Other long-term liabilities	0.4
Total liabilities *	$21.6

*	Included in other current liabilities on the balance sheet.

NOTE 4—COMMON EQUITY

Stock Option Activity

The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors (Compensation Committee):

	Nine Months Ended September 30
	2015	2014
Non-qualified stock options granted	516,475	899,500

Estimated fair value per non-qualified stock option	$5.29	$4.18

Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% – 2.1%	0.1% – 3.0%
Dividend yield	3.7%	3.8%
Expected volatility	18.0%	18.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.8	5.8

The risk-free interest rate is based on the U.S. Treasury interest rate with a term consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate, and expected life assumptions are based on our historical experience.

The following is a summary of our stock option activity for the three and nine months ended September 30, 2015:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(in years)	(in millions)
Outstanding as of July 1, 2015	6,750,930	$32.32
Granted	—	$—
Exercised	(599,752)	$23.72
Outstanding as of September 30, 2015	6,151,178	$33.16

Outstanding as of January 1, 2015	6,770,194	$29.99
Granted	516,475	$52.90
Exercised	(1,135,491)	$23.25
Outstanding as of September 30, 2015	6,151,178	$33.16	5.8	$117.2

Exercisable as of September 30, 2015	3,419,728	$26.49	4.0	$88.0

The intrinsic value of options exercised was $15.8 million and $31.2 million for the three and nine months ended September 30, 2015, and $12.7 million and $30.2 million for the same periods in 2014, respectively. Cash received from options exercised was $26.4 million and $31.7 million for the nine months ended September 30, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $12.5 million and $12.1 million, respectively.

Options to purchase 516,475 shares of common stock with an exercise price of $52.90 were outstanding during the third quarter of 2015, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

As of September 30, 2015, total compensation cost related to non-vested stock options not yet recognized was approximately $2.3 million, which is expected to be recognized over the next 17 months on a weighted-average basis.

Restricted Shares

The following restricted stock activity occurred during the three and nine months ended September 30, 2015:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2015	147,214	$45.43
Granted	82,943	$49.17
Released	—	$—
Forfeited	(181)	$46.16
Outstanding as of September 30, 2015	229,976	$46.78

Outstanding as of January 1, 2015	155,479	$38.45
Granted	143,107	$51.13
Released	(68,429)	$36.95
Forfeited	(181)	$46.16
Outstanding as of September 30, 2015	229,976	$46.78

On July 31, 2015, the Compensation Committee awarded certain officers and other employees of WEC Energy Group and its subsidiaries an aggregate of 82,943 shares of restricted stock for the key role each played in WEC Energy Group's acquisition of Integrys. The restricted stock vests in three equal installments on January 29, 2016; January 31, 2017; and, July 31, 2018.

We recognize the grant date fair value of restricted stock awards in expense over the vesting period of the awards. The intrinsic value of restricted stock vesting was zero and $3.7 million for the three and nine months ended September 30, 2015, and zero and $2.7 million for the same periods in 2014, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $1.3 million for the three and nine months ended September 30, 2015, and zero and $1.0 million for the same periods in 2014, respectively.

As of September 30, 2015, total compensation cost related to restricted stock not yet recognized was approximately $3.8 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Performance Units

In January 2015 and 2014, the Compensation Committee granted 195,365 and 233,735 performance units, respectively, to officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2014 and 2013, vested and were settled during the first quarter of 2015 and 2014, and had a total intrinsic value of $13.2 million and $14.8 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.8 million and $5.3 million, respectively. As of September 30, 2015, total compensation cost related to performance units not yet recognized was approximately $21.8 million, which is expected to be recognized over the next 21 months on a weighted-average basis.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries and our non-utility subsidiary, W.E. Power, LLC (We Power). Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of Michigan Gas Utilities Corporation (MGU), are prohibited from loaning funds to us, either directly or indirectly.

The PSCW allows WPS to pay dividends on its common stock of no more than 103% of the previous year’s common stock dividend. WPS may return capital to us if its average financial debt to common equity ratio is at least 51% on a calendar-year basis. WPS must obtain PSCW approval if a return of capital would cause its average financial common equity ratio to fall below this level. Our right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS's preferred shareholders and to provisions in WPS's restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Integrys has short-term and long-term debt obligations that contain financial and other covenants, including, but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of its capital stock.
PGL and WPS have short-term debt obligations containing financial and other covenants, including, but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%.

See Note H, Common Equity, in our 2014 Annual Report on Form 10-K for additional information on restrictions at our other subsidiaries. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Repurchase Program

In December 2013, our Board of Directors authorized a share repurchase program for the purchase of up to $300 million of our common stock through open market purchases or privately negotiated transactions from January 1, 2014, through the end of 2017. On June 22, 2014, in connection with entering into the Merger Agreement, the Board of Directors terminated this share repurchase program. In addition, we have instructed our independent agents to purchase shares on the open market to fulfill exercised stock options and restricted stock awards. The following table identifies shares purchased in the following periods:

	Nine Months Ended September 30
	2015		2014
(in millions)	Shares	Cost	Shares	Cost
Under share repurchase program	—	$—	0.4	$18.6
To fulfill exercised stock options and restricted stock awards	1.3	66.1	1.5	65.6
Total	1.3	$66.1	1.9	$84.2

Integrys Acquisition

On June 29, 2015, we issued approximately 90.2 million common shares to acquire Integrys. All Integrys unvested stock-based compensation awards became fully vested upon the close of the transaction and were paid to award recipients in cash or deferred into a deferred compensation plan. In addition, all vested but unexercised Integrys stock options were paid in cash. See Note 2, Acquisition, for more information on this acquisition.

Common Stock Dividends

During the quarter ended June 30, 2015, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
April 16, 2015	June 1, 2015	$0.4225	Second Quarter
June 12, 2015	July 6, 2015	$0.2067	45 days through June 28, 2015
June 12, 2015	September 1, 2015	$0.2337	47 days through Aug. 14, 2015

Pro rata dividends were declared on June 12, 2015 in anticipation of the acquisition of Integrys. The dividend payable on July 6, 2015, was based on a quarterly rate of $0.4225 per share. Pursuant to the terms of the Merger Agreement, our Board of Directors adopted a new dividend policy. The dividend payable on September 1, 2015, was based on our new quarterly rate of $0.4575 per share, which represents an 8.3% increase over the prior quarterly rate.

NOTE 5—SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(in millions, except percentages)	September 30, 2015	December 31, 2014
Commercial paper	$661.5	$617.6
Weighted-average interest rate on commercial paper outstanding	0.32%	0.22%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2015, was $785.6 million with a weighted-average interest rate during the period of 0.27%.

We manage our liquidity by maintaining what we believe to be adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2015
WEC Energy Group	December 2019	$400.0
Wisconsin Electric	December 2019	500.0
Wisconsin Gas	December 2019	350.0
Integrys	June 2017	285.0
Integrys	May 2019	265.0
WPS	May 2019	135.0
WPS	June 2017	115.0
PGL	June 2017	250.0
Total short-term credit capacity		$2,300.0

Less:
Letters of credit issued inside credit facilities		$18.0
Commercial paper outstanding		661.5
Available capacity under existing agreements		$1,620.5

NOTE 6—LONG-TERM DEBT

Our outstanding long-term debt, including current maturities as of September 30, 2015, included approximately $3.0 billion of Integrys debt assumed on June 29, 2015. The amount assumed included $46.2 million of fair value adjustments recorded in connection with purchase accounting, which will be amortized over the estimated remaining life of the debt and will not be a part of future principal payments. See Note 2, Acquisition, for more information regarding the acquisition.

On September 30, 2015, Wisconsin Gas issued $200.0 million of 3.53% Debentures due September 30, 2025. The net proceeds were used to repay short-term debt and for general corporate purposes.

On August 1, 2015, the interest rate on PGL's $50.0 million of 2.625% Series WW Bonds was reset. The new interest rate is 1.875%. The new mandatory interest reset date is August 1, 2020. The final maturity of these bonds is February 1, 2033.

In July 2015, Integrys tendered an offer to repurchase all $55.0 million outstanding of its 8.00% Senior Notes due June 1, 2016, and $5.0 million of this amount was tendered and purchased. The $50.0 million balance of these notes was included in the current portion of long-term debt on our balance sheet at September 30, 2015.

In June 2015, WEC Energy Group issued $300.0 million of 1.65% Senior Notes due June 15, 2018, $400.0 million of 2.45% Senior Notes due June 15, 2020, and $500.0 million of 3.55% Senior Notes due June 15, 2025. The net proceeds were used to pay a portion of the cash consideration for the acquisition of Integrys and related transaction costs, and for general corporate purposes.

In May 2015, Wisconsin Electric issued $250.0 million of 3.10% Debentures due June 1, 2025. The net proceeds were used to repay short-term debt and for general corporate purposes.

In May 2014, Wisconsin Electric issued $250.0 million of 4.25% Debentures due June 1, 2044. The net proceeds were used to repay short-term debt and for general corporate purposes.

On April 1, 2014, Wisconsin Electric used short-term borrowings to retire $300.0 million of long-term debt that matured.

NOTE 7—INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2015	December 31, 2014
Materials, supplies, and inventories
Natural gas in storage	$310.3	$124.8
Materials and supplies	226.7	150.2
Fossil fuel	182.8	125.6
Total	$719.8	$400.6

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased. Withdrawals from storage are priced on the Last-In, First-Out (LIFO) cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2015, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 8—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Fair value accounting rules provide a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are defined as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are observable, either directly or indirectly, but are not quoted prices included within Level 1. Level 2 includes those financial instruments that are valued using external inputs within models or other valuation methods.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methods that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We use a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical measure for valuing certain derivative assets and liabilities. We primarily use a market approach for recurring fair value measurements and attempt to use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

When possible, we base the valuations of our risk management assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	As of September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivative Assets
Natural gas contracts	$2.6	$3.9	$—	$6.5
Financial transmission rights (FTRs)	—	—	5.8	5.8
Petroleum product contracts	0.4	—	—	0.4
Coal contracts	—	0.8	—	0.8
Total Derivative Assets	$3.0	$4.7	$5.8	$13.5

Investment in exchange-traded funds *	$49.6	$—	$—	$49.6

Liabilities
Derivative Liabilities
Natural gas contracts	$15.0	$21.5	$—	$36.5
Petroleum product contracts	2.1	—	—	2.1
Coal contracts	—	2.5	5.4	7.9
Total Derivative Liabilities	$17.1	$24.0	$5.4	$46.5

*
Exchange-traded funds are held in the Integrys rabbi trust. The Integrys rabbi trust is an irrevocable trust used to fund participants' benefits under the Integrys deferred compensation program and certain Integrys nonqualified pension plans.

	As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivative Assets
Natural gas contracts	$1.1	$3.9	$—	$5.0
FTRs	—	—	7.0	7.0
Coal contracts	—	3.3	—	3.3
Total Derivative Assets	$1.1	$7.2	$7.0	$15.3

Liabilities
Derivative Liabilities
Natural gas contracts	$11.5	$0.8	$—	$12.3
Coal contracts	—	0.2	—	0.2
Total Derivative Liabilities	$11.5	$1.0	$—	$12.5

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the Midcontinent Independent System Operator, Inc. (MISO) market.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Balance at the beginning of the period	$2.3	$14.1	$7.0	$3.5
Realized and unrealized gains	0.2	—	0.2	—
Purchases	—	—	3.9	15.6
Settlements	(2.1)	(4.0)	(9.4)	(9.0)
Acquisition of Integrys	—	—	(1.3)	—
Balance at the end of the period	$0.4	$10.1	$0.4	$10.1

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the condensed consolidated income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our condensed consolidated balance sheets that are not recorded at fair value:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$81.5	$78.8	$30.4	$27.1
Long-term debt, including current portion	$9,300.7	$9,386.4	$4,552.4	$5,126.0

Due to the short-term nature of cash and cash equivalents, net accounts receivable, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, similar issues, or by using a perpetual dividend discount model. The fair value of our long-term debt, including the current portion of long-term debt, but excluding capitalized leases and unamortized discount on debt, is estimated based upon the quoted market value for the same issue, similar issues, or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.

NOTE 9—DERIVATIVE INSTRUMENTS

We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk. Regulated hedging programs are approved by our state regulators.

We record derivative instruments on the balance sheet as an asset or liability measured at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities.

The following table shows our derivative assets and derivative liabilities:

		September 30, 2015		December 31, 2014
(in millions)	Balance Sheet Presentation	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Natural gas	Other current	$6.1	$33.0	$5.0	$11.5
Natural gas	Other long-term	0.4	3.5	—	0.8
Petroleum products	Other current	0.2	1.7	—	—
Petroleum products	Other long-term	0.2	0.4	—	—
FTRs	Other current	5.8	—	7.0	—
Coal	Other current	0.8	5.2	2.7	0.2
Coal	Other long-term	—	2.7	0.6	—
	Other current	12.9	39.9	14.7	11.7
	Other long-term	0.6	6.6	0.6	0.8
Total		$13.5	$46.5	$15.3	$12.5

Gains (losses) on derivative instruments are primarily included in cost of sales on the condensed consolidated income statements. Our estimated notional sales volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas	24.2 Dth	$(13.2)	6.3 Dth	$(0.8)
Petroleum products	2.8 gallons	(0.9)	2.6 gallons	—
FTRs	8.6 MWh	3.1	6.6 MWh	2.0
Total		$(11.0)		$1.2

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(in millions)	Volume	Gains (Losses)	Volume	Gains
Natural gas	47.5 Dth	$(26.2)	31.1 Dth	$9.3
Petroleum products	4.5 gallons	(0.9)	7.0 gallons	0.6
FTRs	20.7 MWh	6.0	19.7 MWh	11.6
Total		$(21.1)		$21.5

The amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2015, and December 31, 2014, we had posted collateral of $35.7 million and $11.2 million, respectively, in our margin accounts. These amounts were recorded on the condensed consolidated balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the condensed consolidated balance sheet:

	September 30, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
(in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount recognized on the balance sheet	$13.5	$46.5	$15.3	$12.5
Gross amount not offset on balance sheet *	(5.0)	(19.2)	(0.4)	(11.5)
Net Amount	$8.5	$27.3	$14.9	$1.0

*	Includes cash collateral posted of $14.2 million and $10.3 million as of September 30, 2015, and December 31, 2014, respectively.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a liability position was $20.9 million at September 30, 2015, and zero at December 31, 2014. At September 30, 2015, and December 31, 2014, we had not posted any cash collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in commodity instruments (including derivatives, nonderivatives, normal purchase and normal sales contracts, and applicable payables and receivables) had been triggered at September 30, 2015, we would have been required to post collateral of $19.6 million. No collateral would have been required at December 31, 2014.

During the second quarter of 2015, we settled several forward interest rate swap agreements entered into earlier in the quarter to mitigate interest risk associated with the issuance of $1.2 billion of long-term debt related to the acquisition of Integrys. As these agreements qualified for cash flow hedging accounting treatment, the payments of $19.0 million received upon settlement of these agreements were deferred in accumulated other comprehensive income and are being amortized as a decrease to interest expense over the periods in which the interest costs are recognized in earnings.

During the nine months ended September 30, 2015, we reclassified $0.4 million of forward interest rate swap agreement settlements deferred in accumulated other comprehensive income as a reduction to interest expense. We estimate that during the next twelve months, $1.3 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense.

NOTE 10—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed	Expiration
(in millions)	at September 30, 2015	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$161.4	$89.4	$—	$72.0
Standby letters of credit (2)	28.6	28.5	0.1	—
Surety bonds (3)	36.6	36.6	—	—
Other guarantees (4)	71.2	20.7	0.1	50.4
Total guarantees	$297.8	$175.2	$0.2	$122.4

(1)
Consists of (a) $5.0 million and $6.0 million to support the business operations of WEC Business Services, LLC (WBS) and WPS Power Development, LLC (PDL), respectively; and, (b) $0.9 million, $113.8 million and $35.7 million related to natural gas supply at ITF, Minnesota Energy Resources Corporation (MERC) and MGU, respectively. These guarantees are not reflected on our condensed consolidated balance sheets.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our condensed consolidated balance sheets.

(3)
Primarily for the construction and operation of CNG fueling stations by ITF, workers compensation self-insurance programs, and obtaining various licenses, permits and rights-of-way. These amounts are not reflected on our condensed consolidated balance sheets.

(4)
Consists of (a) $19.1 million to support PDL's future payment obligations related to its distributed solar generation projects, of which $6.6 million is covered by a reciprocal guarantee from a third party; (b) $20.0 million for an interconnection agreement between WPS and ATC; (c) $10.0 million related to the sale of a nonregulated retail marketing business previously owned by Integrys; (d) $11.2 million related to the performance of an operating and maintenance agreement by ITF; and (e) $10.9 million related to other indemnifications. The amounts discussed in items (a), (b) and (d) are not reflected on our condensed consolidated balance sheets. An insignificant liability was recorded for item (c) related to the possible imposition of additional miscellaneous gross receipts tax in the event of a change in law or interpretation of the law. In addition, a liability of $10.2 million related to workers compensation coverage was recorded for item (e).

NOTE 11—EMPLOYEE BENEFITS

Defined Benefit Plans

The following tables show the components of net periodic pension and other postretirement employee benefits (OPEB) costs for our benefit plans. Our pension and OPEB costs for the three and nine months ended September 30, 2015, include costs attributable to the Integrys pension and OPEB plans that were incurred subsequent to the acquisition of Integrys on June 29, 2015. The terms and conditions of the legacy company plans have not changed since the acquisition.

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Service cost	$11.3	$2.6	$19.1	$7.6
Interest cost	31.9	17.0	62.2	51.1
Expected return on plan assets	(52.1)	(24.7)	(103.5)	(74.0)
Amortization of:
Prior service cost	0.7	0.6	1.7	1.6
Net actuarial loss	22.7	9.1	45.7	27.5
Net periodic benefit cost	$14.5	$4.6	$25.2	$13.8

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Service cost	$8.0	$2.1	$12.7	$6.4
Interest cost	9.3	4.4	17.4	13.3
Expected return on plan assets	(13.9)	(5.9)	(25.7)	(17.8)
Amortization of:
Prior service credit	(2.9)	(0.4)	(3.5)	(1.3)
Net actuarial loss	1.5	0.3	2.5	0.9
Net periodic benefit cost	$2.0	$0.5	$3.4	$1.5

We contributed $100.0 million to our qualified pension plan during the first nine months of 2015. No such contribution was made during the first nine months of 2014.

NOTE 12—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows changes to the carrying amount of our goodwill. There were no impairments recorded in 2015. We have not yet completed the allocation of goodwill to our business segments for the acquisition of Integrys, but we plan to complete it during 2015.

(in millions)
Goodwill balance at December 31, 2014	$441.9
Acquisition of Integrys *	2,947.2
Goodwill balance at September 30, 2015	$3,389.1

*	See Note 2, Acquisition, for more information.

The identifiable intangible assets other than goodwill listed below are part of other long-term assets on the balance sheets. We had no material intangible assets other than goodwill at December 31, 2014.

	September 30, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets (1)	$16.0	$(7.0)	$9.0
Unamortized intangible assets (2)	5.7	—	5.7
Total intangible assets	$21.7	$(7.0)	$14.7

(1)
Primarily relates to contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at WPS's Fox Energy Center. The remaining weighted-average amortization period for our amortized intangible assets at September 30, 2015, was approximately three years.

(2)	Consists primarily of a trade name.

NOTE 13—INVESTMENT IN ATC

Due to the acquisition of Integrys on June 29, 2015, our ownership of ATC increased from 26.2% to approximately 60%. ATC is a for-profit, transmission-only company regulated by the FERC. The following table shows changes to our investment in ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$987.8	$416.8	$424.1	$402.7
Add: Earnings from equity method investment	40.0	18.0	70.4	52.8
Add: Capital contributions	3.0	2.6	5.5	10.4
Add: Acquisition of Integrys's investment in ATC	—	—	552.0	—
Less: Distributions received	31.4	14.1	52.6	42.6
Balance at end of period	$999.4	$423.3	$999.4	$423.3

Summarized financial data for ATC is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Income statement data
Revenues	$164.5	$163.7	$482.0	$487.0
Operating expenses	78.0	76.6	238.3	229.6
Other expense	23.1	21.6	71.7	65.1
Net income	$63.4	$65.5	$172.0	$192.3

(in millions)	September 30, 2015	December 31, 2014
Balance sheet data
Current assets	$80.8	$66.4
Noncurrent assets	3,900.9	3,728.7
Total assets	$3,981.7	$3,795.1

Current liabilities	$294.8	$313.1
Long-term debt	1,800.0	1,701.0
Other noncurrent liabilities	207.1	163.8
Shareholders' equity	1,679.8	1,617.2
Total liabilities and shareholders' equity	$3,981.7	$3,795.1

NOTE 14—SEGMENT INFORMATION

We reorganized our business segments during the third quarter of 2015 to reflect our new internal organization and management structure following the acquisition of Integrys. We use operating income to measure segment profitability and allocate resources to our businesses. All prior period amounts impacted by this change were reclassified to conform to the new presentation. At September 30, 2015, we reported six segments, which are described below.

•
The Wisconsin segment includes the electric and natural gas utility and nonutility operations of Wisconsin Electric, Wisconsin Gas, and WPS, including Wisconsin Electric's and WPS's electric and natural gas operations in the state of Michigan.

•	The Illinois segment includes the natural gas utility and nonutility operations of NSG and PGL.

•	The Other States segment includes the natural gas utility and nonutility operations of MERC and MGU.

•	The Electric Transmission segment includes our approximate 60% ownership interest in ATC, a federally regulated electric transmission company.

•	We Power is our non-regulated entity that owns and leases generating facilities to Wisconsin Electric.

•
The Corporate and Other segment includes all other nonutility activities of the holding company, Wispark LLC, Bostco LLC, Wisconsin Energy Capital Corporation (WECC), ITF, PDL, Integrys, Peoples Energy, LLC holding company, and WBS.

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2015 and 2014, is shown in the following tables:

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2015
Operating revenues	$1,442.3	$171.8	$49.6	$—	$1,663.7	$110.7	$27.9	$(103.6)	$1,698.7
Other operation and maintenance	501.9	101.0	23.1	—	626.0	0.6	12.9	(103.6)	535.9
Depreciation and amortization	117.5	31.2	4.9	—	153.6	16.9	6.0	—	176.5
Operating income (loss)	256.6	3.5	(3.7)	—	256.4	93.2	(3.9)	—	345.7
Equity in earnings of unconsolidated affiliates	0.2	—	—	40.0	40.2	—	(0.3)	0.1	40.0
Interest expense	46.5	9.7	2.6	—	58.8	15.8	31.6	(2.4)	103.8

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2014
Operating revenues	$1,017.7	$—	$—	$—	$1,017.7	$109.0	$5.3	$(98.7)	$1,033.3
Other operation and maintenance	337.4	—	—	—	337.4	0.4	9.0	(97.4)	249.4
Depreciation and amortization	82.8	—	—	—	82.8	16.7	0.4	(0.1)	99.8
Operating income (loss)	158.4	—	—	—	158.4	92.0	(4.3)	—	246.1
Equity in earnings of unconsolidated affiliates	—	—	—	18.0	18.0	—	—	—	18.0
Interest expense	32.1	—	—	—	32.1	16.1	12.4	(0.2)	60.4

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2015
Operating revenues	$3,799.1	$171.8	$49.6	$—	$4,020.5	$333.1	$31.3	$(307.1)	$4,077.8
Other operation and maintenance	1,239.3	101.0	23.1	—	1,363.4	3.7	93.1	(306.6)	1,153.6
Depreciation and amortization	289.2	31.2	4.9	—	325.3	50.6	6.8	(0.1)	382.6
Operating income (loss)	673.5	3.5	(3.7)	—	673.3	278.9	(81.9)	—	870.3
Equity in earnings of unconsolidated affiliates	0.2	—	—	70.4	70.6	—	(0.4)	0.2	70.4
Interest expense	110.6	9.7	2.6	—	122.9	47.6	57.5	(2.4)	225.6

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2014
Operating revenues	$3,729.6	$—	$—	$—	$3,729.6	$328.1	$8.6	$(294.3)	$3,772.0
Other operation and maintenance	1,048.6	—	—	—	1,048.6	3.6	19.1	(290.5)	780.8
Depreciation and amortization	244.1	—	—	—	244.1	49.9	1.2	—	295.2
Operating income (loss)	606.3	—	—	—	606.3	274.6	(12.3)	—	868.6
Equity in earnings of unconsolidated affiliates	—	—	—	52.8	52.8	—	—	—	52.8
Interest expense	96.8	—	—	—	96.8	48.6	36.8	(0.5)	181.7

NOTE 15—VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in variable interest entities.

We assess our relationships with potential variable interest entities, such as our coal suppliers, natural gas suppliers, coal and natural gas transporters, and other counterparties related to power purchase agreements, investments, and joint ventures. In making this assessment, we consider, along with other factors, the potential that our contracts or other arrangements provide subordinated financial support, the obligation to absorb the entity's losses, the right to receive residual returns of the entity, and the power to direct the activities that most significantly impact the entity's economic performance.

Purchased Power Agreement

We have identified a purchased power agreement that represents a variable interest. This agreement is for 236 MW of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately 7 years. We have examined the risks of the entity, including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $141.3 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the nine months ended September 30, 2015, and September 30, 2014, were $40.2 million and $39.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

ATC

We own approximately 60% of ATC, a for-profit, transmission-only company regulated by the FERC. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. We instead account for ATC as an equity method investment. See Note 13, Investment in ATC, for more information on ATC.

The significant assets and liabilities related to ATC recorded on our balance sheet at September 30, 2015, included our equity investment in this affiliate and accounts payable. At September 30, 2015, our equity investment was $999.4 million, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had $28.1 million of accounts payable due to ATC for network transmission services at September 30, 2015.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

We and our subsidiaries routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our natural gas utilities have obligations to distribute and sell natural gas to their customers, and our electric utilities have obligations to distribute and sell electricity to their customers. The utilities expect to recover costs related to these obligations in future customer rates. Our minimum future commitments related to these purchase obligations as of September 30, 2015, including those of our subsidiaries, was $12,586.8 million.

Environmental Matters

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal/landfill sites. We perform ongoing assessments of these sites used by our utilities.

Manufactured Gas Plant Remediation

We have identified sites at which our utilities or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Our natural gas utilities are responsible for the environmental remediation of these sites, some of which are in the United States Environmental Protection Agency (EPA) Superfund Program. We are also working with various state jurisdictions in our investigation and remediation planning. All sites are at various stages of investigation, monitoring, remediation, and closure.

In addition, certain of our natural gas utilities are coordinating the investigation and cleanup of the sites subject to the jurisdiction of the EPA under what is called a "multisite" program. This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and use of a consistent approach in selecting remedies. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

The future costs for detailed site investigation, future remediation, and monitoring are dependent upon several variables including, among other things, the extent of remediation, changes in technology, and changes in regulation. Historically, our regulators have allowed us to recover incurred costs, net of insurance recoveries and recoveries from potentially responsible parties, associated with the remediation of manufactured gas plant sites. Accordingly, we have established regulatory assets for costs associated with these sites.

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2015	December 31, 2014
Regulatory assets	$676.2	$45.9
Reserves for future remediation	611.3	32.6

The increases in the regulatory assets and reserves are primarily related to balances associated with the Integrys regulated companies, which were acquired on June 29, 2015. See Note 2, Acquisition, for more information.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2015	2014
Cash paid for interest, net of amount capitalized	$151.0	$143.4
Cash paid for income taxes, net of refunds	2.0	22.0
Significant noncash transactions related to continuing operations:
Accounts payable related to construction costs	179.1	4.9
Amortization of deferred revenue	30.3	41.7

At September 30, 2015, restricted cash of $108.7 million was recorded within other long-term assets on the condensed consolidated balance sheets. This amount was held in the Integrys rabbi trust and represents a portion of the required funding that was triggered by the announcement of the Integrys acquisition.

NOTE 18—MICHIGAN SETTLEMENT

In March 2015, we entered into an Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership (Amended Agreement) to resolve all objections to our acquisition of Integrys these parties raised at the MPSC. The agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

•
Wisconsin Electric will not enter into a System Support Resource (SSR) agreement for the operation of Presque Isle Power Plant (PIPP) so long as both mines, if operational, remain full requirements customers of Wisconsin Electric until the earlier of: (a) the date a new, clean generation plant located in the Upper Peninsula of Michigan commences commercial operation; or, (b) December 31, 2019. The prior SSR agreement was terminated effective February 1, 2015, with the return of the mines as full requirements customers.

•
We commit to invest, either through an ownership interest or a purchased power agreement, or to have, if formed, our future Michigan jurisdictional utility invest in this plant subject to the issuance of a Certificate of Necessity from the MPSC. The costs of this plant would be recovered from Michigan customers.

In addition, in March 2015, Wisconsin Electric entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

In April 2015, the MPSC approved our acquisition of Integrys, the Amended Agreement, and the special contracts with the two mines.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued their joint revenue recognition standard, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance is based on the principle that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption for fiscal years and interim periods beginning after December 15, 2016, permitted. The standard can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented on the balance sheet as a reduction to the carrying value of the corresponding debt, rather than as an asset as it is currently presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The standard requires retrospective application by restating each prior period presented in the financial statements. We are currently assessing the effects this guidance may have on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Developments

Acquisition

On June 29, 2015, we completed the acquisition of Integrys, and the combined company was renamed WEC Energy Group, Inc. The acquisition was subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of approvals from various government agencies, including the FERC, FCC, PSCW, ICC, MPSC, and MPUC.

On July 24, 2015, the Citizens Utility Board, the City of Chicago, and the Illinois State Attorney General's office asked the ICC to rehear the order approving the acquisition. The parties sought additional conditions previously requested during the approval process. The ICC denied this request.

See Note 2, Acquisition, for more information regarding the acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2015 with the third quarter of 2014, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2015	B (W)	2014
Wisconsin	$256.6	$98.2	$158.4
Illinois	3.5	3.5	—
Other states	(3.7)	(3.7)	—
We Power	93.2	1.2	92.0
Corporate and other	(3.9)	0.4	(4.3)
Total operating income	345.7	99.6	246.1
Electric transmission	40.0	22.0	18.0
Other income, net	11.1	8.2	2.9
Interest expense	103.8	(43.4)	60.4
Income before income taxes	293.0	86.4	206.6
Income tax expense	110.5	(30.2)	80.3
Net income	$182.5	$56.2	$126.3

Diluted earnings per share	$0.58	$0.02	$0.56

Net income increased $56.2 million, driven by a $46.2 million increase due to the inclusion of Integrys's results. Integrys was acquired on June 29, 2015. See Note 2, Acquisition, for more information on the acquisition.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Electric revenues	$1,282.2	$396.4	$885.8
Fuel and purchased power	452.0	(113.8)	338.2
Total electric margins	830.2	282.6	547.6

Natural gas revenues	160.1	28.2	131.9
Cost of natural gas sold	72.3	(1.7)	70.6
Total natural gas margins	87.8	26.5	61.3

Other operation and maintenance	501.9	(164.5)	337.4
Depreciation and amortization	117.5	(34.7)	82.8
Property and revenue taxes	42.0	(11.7)	30.3
Operating income	$256.6	$98.2	$158.4

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2015	B (W)	2014
Customer Class
Residential	3,044.2	1,010.4	2,033.8
Small commercial and industrial	3,470.8	1,126.9	2,343.9
Large commercial and industrial	3,357.0	1,376.0	1,981.0
Other	41.1	7.7	33.4
Total retail	9,913.1	3,521.0	6,392.1
Wholesale – other	1,004.4	650.5	353.9
Resale	2,460.8	497.1	1,963.7
Total sales in MWh	13,378.3	4,668.6	8,709.7
Electric Customer Choice*	66.4	(529.0)	595.4

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	$59.5	9.1	50.4
Commercial and industrial	46.9	11.3	35.6
Other	6.9	4.4	2.5
Total retail	113.3	24.8	88.5
Transport	360.2	131.0	229.2
Other	9.8	9.8	—
Total sales in therms	483.3	165.6	317.7

	Three Months Ended September 30
	Degree Days
Weather *	2015	B(W)	2014
Heating (126 Normal)	94	(81)	175
Cooling (536 Normal)	521	169	352

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Operating Income

Operating income at the Wisconsin segment increased $98.2 million, driven by an $88.2 million increase due to the inclusion of WPS beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015. Other significant factors impacting operating income for the Wisconsin segment were:

•
A $58.9 million increase in electric margins at Wisconsin Electric. We estimate that weather increased electric margins by $27.6 million. As measured by cooling degree days, the third quarter of 2015 was 48% warmer than the third quarter of 2014. Wisconsin Electric's electric margins were also helped by $12.0 million due to improved fuel recoveries, $10.1 million driven by the escrow accounting treatment of the SSR revenues in the most recent retail rate case, and approximately $5.5 million due to the return of the iron ore mines as customers.

•
A $44.0 million increase in other operation and maintenance expense at Wisconsin Electric and Wisconsin Gas, driven primarily by higher benefit costs, transmission costs related to the return of the iron ore mines, and higher amortizations of regulatory items recovered through rates at Wisconsin Electric.

•	A $4.3 million increase in depreciation and amortization expense primarily driven by an overall increase in utility plant in service balances at Wisconsin Electric.

Illinois Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Natural gas revenues	$171.8	$171.8	$—
Cost of natural gas sold	31.5	(31.5)	—
Total natural gas margins	140.3	140.3	—

Other operation and maintenance	101.0	(101.0)	—
Depreciation and amortization	31.2	(31.2)	—
Property and revenue taxes	4.6	(4.6)	—
Operating Income	$3.5	$3.5	$—

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	56.2	56.2	—
Commercial and industrial	15.2	15.2	—
Total retail	71.4	71.4	—
Transport	103.7	103.7	—
Total sales in therms	175.1	175.1	—

	Three Months Ended September 30
	Degree Days
Weather *	2015	B (W)	2014
Heating (89 Normal)	66	66	—

*	Normal heating degree days are based on a 12-year moving average of monthly total heating degree days at Chicago's O'Hare Airport.

We did not have any operations in Illinois until our acquisition of Integrys on June 29, 2015. Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

PGL and NSG recover certain operating expenses directly through separate riders, resulting in no impact on operating income. The following table shows the impact of these riders on margins and operating expenses.

	Three Months Ended September 30
(in millions)	2015	2014
Bad debt rider	$1.0	$—
Energy efficiency program	2.2	—
Environmental cleanup costs	2.8	—
Total increase in margins and operating expenses	$6.0	$—

Other States Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Natural gas revenues	$49.6	$49.6	$—
Cost of natural gas sold	22.3	(22.3)	—
Total natural gas margins	27.3	27.3	—

Other operation and maintenance	23.1	(23.1)	—
Depreciation and amortization	4.9	(4.9)	—
Property and revenue taxes	3.0	(3.0)	—
Operating loss	$(3.7)	$(3.7)	$—

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	13.6	13.6	—
Commercial and industrial	9.5	9.5	—
Other	4.5	4.5	—
Total retail	27.6	27.6	—
Transport	122.6	122.6	—
Total sales in therms	150.2	150.2	—

	Three Months Ended September 30
	Degree Days
Weather *	2015	B (W)	2014
Heating (185 Normal)	131	131	—

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

We did not have any operations in this segment until our acquisition of Integrys on June 29, 2015. Since the majority of MERC and MGU customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

We Power Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Operating Income	$93.2	$1.2	$92.0

Operating income at the We Power segment increased $1.2 million, or 1.3%, when compared to the third quarter of 2014. This increase was primarily related to higher revenues in connection with capital additions to the plants it owns and leases to Wisconsin Electric.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Operating loss	$(3.9)	$0.4	$(4.3)

Electric Transmission Segment

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Equity in earnings of transmission affiliate	$40.0	$22.0	$18.0

Earnings from our ownership interest in ATC increased $22.0 million when compared to the third quarter of 2014, primarily driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys on June 29, 2015.

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Allowance for Funds Used During Construction (AFUDC) – Equity	$8.1	$6.5	$1.6
Gain on Asset Sales	0.2	(1.0)	1.2
Other, net	2.8	2.7	0.1
Other Income, net	$11.1	$8.2	$2.9

Other income, net increased by $8.2 million when compared to the third quarter of 2014. The increase was primarily due to the inclusion of AFUDC from the Integrys companies subsequent to the acquisition on June 29, 2015.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2015	B (W)	2014
Interest Expense	$103.8	$(43.4)	$60.4

Interest expense increased by $43.4 million, or 71.9%, as compared to the third quarter of 2014, primarily due to higher debt levels. We assumed approximately $3.0 billion of debt from Integrys and its subsidiaries upon the closing of the acquisition on June 29, 2015. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2015	B (W)	2014
Effective tax rate	37.7%	1.2%	38.9%

The decrease in our effective tax rate was primarily due to increased domestic production activities deductions.

NINE MONTHS ENDED SEPTEMBER 30, 2015

Consolidated Earnings

The following table compares our consolidated results for the first nine months of 2015 with the first nine months of 2014, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2015	B (W)	2014
Wisconsin	$673.5	$67.2	$606.3
Illinois	3.5	3.5	—
Other states	(3.7)	(3.7)	—
We Power energy	278.9	4.3	274.6
Corporate and other	(81.9)	(69.6)	(12.3)
Total operating income	870.3	1.7	868.6
Electric transmission	70.4	17.6	52.8
Other income, net	40.2	28.1	12.1
Interest expense	225.6	(43.9)	181.7
Income before income taxes	755.3	3.5	751.8
Income tax expense	296.1	(11.2)	284.9
Net income	$459.2	$(7.7)	$466.9

Diluted Earnings Per Share	$1.78	$(0.27)	$2.05

Earnings decreased $7.7 million, driven by:

•	A $21.0 million pre-tax ($12.6 million after tax) decrease in operating income at Wisconsin Electric and Wisconsin Gas.

•
A $10.8 million decrease in net income due to acquisition-related impacts, net of the inclusion of Integrys's results since the acquisition. See Note 2, Acquisition, for more information on the acquisition.

These decreases in our earnings were partially offset by:

•	A $20.8 million pre-tax gain ($12.5 million after tax) from the sale of Minergy LLC and its remaining financial assets in June 2015.

Wisconsin Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Electric revenues	$2,990.6	$378.7	$2,611.9
Fuel and purchased power	1,023.8	(72.0)	951.8
Total electric margins	1,966.8	306.7	1,660.1

Natural gas revenues	808.5	(309.2)	1,117.7
Cost of natural gas sold	467.8	320.2	788.0
Total natural gas margins	340.7	11.0	329.7

Other operation and maintenance	1,239.3	(190.7)	1,048.6
Depreciation and amortization	289.2	(45.1)	244.1
Property and revenue taxes	105.5	(14.7)	90.8
Operating income	$673.5	$67.2	$606.3

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2015	B (W)	2014
Customer Class
Residential	6,744.4	767.3	5,977.1
Small commercial and industrial	7,828.6	1,146.3	6,682.3
Large commercial and industrial	7,869.0	2,240.4	5,628.6
Other	113.9	6.3	107.6
Total retail	22,555.9	4,160.3	18,395.6
Wholesale – other	1,711.0	281.0	1,430.0
Resale	6,453.3	1,562.3	4,891.0
Total sales in MWh	30,720.2	6,003.6	24,716.6
Electric Customer Choice*	383.0	(1,441.1)	1,824.1

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	590.4	(46.4)	636.8
Commercial and industrial	346.7	(35.9)	382.6
Other	15.6	2.6	13.0
Total retail	952.7	(79.7)	1,032.4
Transport	1,010.3	228.5	781.8
Other	9.8	9.8	—
Total sales in therms	1,972.8	158.6	1,814.2

	Nine Months Ended September 30
	Degree Days
Weather *	2015	B (W)	2014
Heating (4,350 Normal)	4,684	(500)	5,184
Cooling (702 Normal)	620	160	460

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Operating Income

Operating income at the Wisconsin segment increased $67.2 million, driven by an $88.2 million increase due to the inclusion of WPS beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015. Other significant factors impacting operating income for the Wisconsin segment were:

•
An $83.1 million increase in electric margins at Wisconsin Electric. Electric margins increased by $34.4 million driven by the escrow accounting treatment of the SSR revenues in the most recent Wisconsin retail rate case, and $11.7 million driven by base rate increases. Wisconsin Electric's electric margins were also helped by $17.5 million due to the return of the iron ore mines as customers, $11.0 million due to improved fuel recoveries, and an estimated $17.3 million due to weather. As measured by cooling degree days, the first nine months of 2015 were 34.8% warmer than the first nine months of 2014.

•
An aggregate $14.7 million decrease in natural gas margins at Wisconsin Electric and Wisconsin Gas, primarily driven by weather. As measured by heating degree days, the first nine months of 2015 were 9.6% warmer than the same period in 2014.

•
A $68.7 million increase in Wisconsin Electric's other operation and maintenance expense driven by increased costs associated with the return of the iron ore mines as customers, higher benefit costs, and higher amortizations of regulatory items being recovered through rates at Wisconsin Electric.

•	An aggregate $14.7 million increase in other depreciation and amortization expense primarily driven by an overall increase in utility plant in service at Wisconsin Electric and Wisconsin Gas.

Illinois Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Natural gas revenues	$171.8	$171.8	$—
Cost of natural gas sold	31.5	(31.5)	—
Total natural gas margins	140.3	140.3	—

Other operation and maintenance	101.0	(101.0)	—
Depreciation and amortization	31.2	(31.2)	—
Property and revenue taxes	4.6	(4.6)	—
Operating income	$3.5	$3.5	$—

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	56.2	56.2	—
Commercial and industrial	15.2	15.2	—
Total retail	71.4	71.4	—
Transport	103.7	103.7	—
Total sales in therms	175.1	175.1	—

	Nine Months Ended September 30
	Degree Days
Weather *	2015	B (W)	2014
Heating (89 Normal)	66	66	—

*	Normal heating degree days are based on a 12-year moving average of monthly total heating degree days at Chicago's O'Hare Airport.

We did not have any operations in Illinois until our acquisition of Integrys on June 29, 2015. Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

PGL and NSG recover certain operating expenses directly through separate riders, resulting in no impact on operating income. The following table shows the impact of these riders on margins and operating expenses.

	Nine Months Ended September 30
(in millions)	2015	2014
Bad debt rider	$1.0	$—
Energy efficiency program	2.2	—
Environmental cleanup costs	2.8	—
Total increase in margins and operating expenses	$6.0	$—

Other States Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Natural gas revenues	$49.6	$49.6	$—
Cost of natural gas sold	22.3	(22.3)	—
Total natural gas margins	27.3	27.3	—

Other operation and maintenance	23.1	(23.1)	—
Depreciation and amortization	4.9	(4.9)	—
Property and revenue taxes	3.0	(3.0)	—
Operating loss	$(3.7)	$(3.7)	$—

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2015	B (W)	2014
Customer Class
Residential	13.6	13.6	—
Commercial and industrial	9.5	9.5	—
Other	4.5	4.5	—
Total retail	27.6	27.6	—
Transport	122.6	122.6	—
Total sales in therms	150.2	150.2	—

	Nine Months Ended September 30
	Degree Days
Weather *	2015	B (W)	2014
Heating (185 Normal)	131	131	—

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

We did not have any operations in this segment until our acquisition of Integrys on June 29, 2015. Since the majority of MERC and MGU customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

We Power Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Operating Income	$278.9	$4.3	$274.6

Operating income at the We Power segment increased $4.3 million, or 1.6%, when compared to the first nine months of 2014. This increase was primarily related to higher revenues in connection with capital additions to the plants it owns and leases to Wisconsin Electric.

Corporate and Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Operating loss	$(81.9)	$(69.6)	$(12.3)

Operating loss at the Corporate and Other segment increased $69.6 million when compared to the first nine months of 2014, driven by costs associated with the acquisition of Integrys on June 29, 2015. See Note 2, Acquisition, for more information regarding costs associated with the acquisition.

Electric Transmission Segment

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Equity in earnings of transmission affiliate	$70.4	$17.6	$52.8

Earnings from our ownership interest in ATC increased $17.6 million when compared to the first nine months of 2014, primarily driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys on June 29, 2015. This increase was partially offset by the reserve ATC recorded during the first quarter of 2015 for an anticipated refund to customers related to a complaint filed with the FERC requesting a lower return on equity (ROE) for certain transmission owners.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
AFUDC – Equity	12.1	8.2	3.9
Gain on Asset Sales	21.0	14.2	6.8
Other, net	7.1	5.7	1.4
Other Income, net	$40.2	$28.1	$12.1

Other income, net increased by $28.1 million when compared to the first nine months of 2014. The increase was primarily due to the $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015, as well as higher AFUDC due to the inclusion of AFUDC from the Integrys companies subsequent to the acquisition on June 29, 2015.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2015	B (W)	2014
Interest Expense	$225.6	$(43.9)	$181.7

Interest expense increased by $43.9 million, or 24.2%, when compared to the first nine months of 2014, primarily due to higher debt levels. We assumed approximately $3.0 billion of debt from Integrys and its subsidiaries upon the closing of the acquisition on June 29, 2015. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2015	B (W)	2014
Effective tax rate	39.2%	(1.3)%	37.9%

The increase in our effective tax rate was primarily caused by a one-time charge of $10.4 million in the second quarter to remeasure our state deferred income taxes as a result of the acquisition of Integrys.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the nine months ended September 30:

(in millions)	2015	2014
Cash provided by (used in):
Operating activities	$1,073.2	$1,034.6
Investing activities	(2,095.9)	(528.9)
Financing activities	983.0	(443.0)

Operating Activities

During the nine months ended September 30, 2015, net cash provided by operating activities was $1,073.2 million, compared with $1,034.6 million for the same period in 2014. The $38.6 million increase in net cash provided by operating activities was driven by the inclusion of Integrys as a result of the acquisition on June 29, 2015. See Note 2, Acquisition, for more information. Integrys provided $144.2 million of net cash flows from operating activities in the third quarter of 2015. This increase in cash was partially offset by a $96.5 million increase in contributions to WEC Energy Group's legacy pension and other postretirement plans in 2015.

Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $2,095.9 million, compared with $528.9 million during the same period in 2014. The $1,567.0 million increase in net cash used in investing activities was driven by:

•	An investment of $1,329.9 million related to the June 29, 2015, acquisition of Integrys, which is net of cash acquired of $156.3 million. See Note 2, Acquisition, for more information.

•	A $252.1 million increase in cash used for capital expenditures in 2015, which is discussed in more detail below.

These increases in cash used for investing activities were partially offset by proceeds of $26.7 million received in 2015 related to the sale of Minergy LLC and its remaining financial assets.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2015	2014	Change in 2015 Over 2014
Wisconsin	$629.8	$481.5	$148.3
Illinois	81.7	—	81.7
Other states	16.0	—	16.0
We Power	16.2	27.6	(11.4)
Corporate and other	21.4	3.9	17.5
WEC Energy Group	$765.1	$513.0	$252.1

The increase in capital expenditures in the Wisconsin segment in 2015 was primarily due to the inclusion of WPS as a result of the acquisition of Integrys on June 29, 2015. Significant projects included in 2015 capital expenditures for WPS include the ReACTTM emission control technology project at Weston Unit 3 and the System Modernization and Reliability Project, a project to underground and upgrade certain electric distribution facilities in northern Wisconsin. The Wisconsin segment also included increased expenditures in 2015 related to Wisconsin Gas's Western Gas Lateral project.

The Illinois segment includes capital expenditures from PGL and NSG as a result of the acquisition of Integrys on June 29, 2015. In 2015, PGL incurred significant capital expenditures related to the Accelerated Natural Gas Main Replacement Program (AMRP).

For additional information, see "Significant Capital Projects" below.

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $983.0 million compared with net cash used in financing activities of $443.0 million during the same period in 2014. The $1,426.0 million period-over-period increase in net cash from financing activities was driven by:

•	A $1,400.0 million increase in issuances of long-term debt in 2015, of which $1,200.0 million related to the acquisition of Integrys.

•	A $294.9 million decrease in retirements of long-term debt in 2015.

These increases in cash were partially offset by:

•	A $208.9 million increase in net repayments of commercial paper in 2015.

•	A $46.9 million increase in dividends paid on common stock due to the issuance of 90.2 million shares associated with the Integrys acquisition and an increase in our quarterly dividend rate.

Significant Financing Activities

For information on short-term debt, see Note 5, Short-Term Debt and Lines of Credit.

For information on long-term debt, see Note 6, Long-Term Debt.

Capital Resources and Requirements

Acquisition of Integrys

The acquisition of Integrys on June 29, 2015, was financed through the issuance of approximately 90.2 million shares of Wisconsin Energy common stock, $1.2 billion of long-term debt, and $300.0 million of commercial paper. See Note 2, Acquisition, for more information on the acquisition.

Working Capital

As of September 30, 2015, our current liabilities exceeded our current assets by approximately $484.9 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for ongoing operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt, if necessary.

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangement, access to capital markets, and internally generated cash.

WEC Energy Group, Wisconsin Electric, Wisconsin Gas, Integrys, WPS, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 5, Short-Term Debt and Lines of Credit, for more information on credit facilities and other short-term credit agreements.

The following table shows our capitalization structure as of September 30, 2015, as well as an adjusted capitalization structure that we believe is consistent with the manner in which the rating agencies currently view WEC Energy Group's 2007 6.25% Series A Junior Subordinated Notes due 2067, Integrys's 2006 6.11% Junior Subordinated Notes due 2066, and Integrys's 2013 6.00% Junior Subordinated Notes due 2073 (collectively, Junior Notes):

(in millions)	Actual	Adjusted
Capitalization Structure
Common Equity	$8,629.9	$9,214.8
Preferred Stock of Subsidiaries	81.5	81.5
Long-Term Debt (including current maturities)	9,333.0	8,748.1
Short-Term Debt	661.5	661.5
Total Capitalization	$18,705.9	$18,705.9

Total Debt	$9,994.5	$9,409.6

Ratio of Debt to Total Capitalization	53.4%	50.3%

Included in Long-Term Debt on our Condensed Consolidated Balance Sheet as of September 30, 2015, is $1,169.8 million aggregate principal amount of Junior Notes. The adjusted presentation attributes $584.9 million of the Junior Notes to Common Equity and $584.9 million to Long-Term Debt. We believe this presentation is consistent with the 50% or greater equity credit the majority of rating agencies currently attribute to the Junior Notes.

The adjusted presentation of our consolidated capitalization structure is presented as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages our capitalization structure, including its total debt to total capitalization ratio, using the GAAP calculation as adjusted by the rating agency treatment of the Junior Notes. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Wisconsin Electric is the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amount of $147.0 million. In August 2009, Wisconsin Electric terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. Wisconsin Electric issued commercial paper to fund the purchase of the bonds. As of September 30, 2015, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by Wisconsin Electric. Depending on market conditions and other factors, Wisconsin Electric may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In August 2015, Fitch Ratings, Inc. (Fitch) affirmed our ratings as well as those of Wisconsin Electric, Wisconsin Gas, Elm Road Generating Station Supercritical, LLC, and WECC. Fitch also assigned ratings to Integrys, WPS, PGL, and NSG for the first time. Integrys was assigned an F2 rating for its short-term debt, a BBB+ rating for its senior unsecured debt, and a BBB- rating for its junior subordinated debt. WPS was assigned an F1 rating for its short-term debt and an AA- rating for its senior secured debt. PGL was assigned an F1 rating for its short-term debt and an A+ rating for its senior secured debt. NSG was assigned an AA- rating for its senior secured debt. The outlook is stable for all companies.

In July 2015, Moody's Investors Service assigned a stable outlook and a P-2 rating to Integrys's short-term debt for the first time and had no changes to its other ratings.

During the third quarter of 2015, there were no changes to the credit ratings issued by Standard & Poor's Ratings Services.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

See Capital Resources and Requirements—Credit Rating Risk in Item 7 of our 2014 Annual Report on Form 10-K, and Credit Ratings in Item 7 of Integrys's 2014 Annual Report on Form 10-K, as well as Note 9, Derivative Instruments in this report, for additional information related to our credit rating risk.

Capital Requirements

Common Stock Dividends

Our current quarterly dividend rate is $0.4575 per share, which represents an 8.3% increase over the prior quarterly rate and equates to an annual dividend of $1.83 per share. See Note 4, Common Equity, for more information on our dividends. The Board of Directors declared the fourth quarter dividend of $0.4575 per share on October 15, 2015.

Significant Capital Projects

The following capital projects will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends.

ReACTTM

WPS is in the process of constructing a multi-pollutant control technology known as ReACTTM as part of Weston Unit 3. The control technology will help meet the requirements of a Consent Decree agreed to between WPS and the EPA. The technology will also assist with WPS's compliance with future air pollution regulations, as well as help maintain a balanced generation portfolio. The cost of the project is estimated at approximately $342.0 million, excluding AFUDC, with a targeted completion date of April 2016.

AMRP

PGL is continuing work on the AMRP, a 20-year project that began in 2011 under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved qualifying infrastructure plant rider, which is in effect through 2023. PGL expects to invest $250.0 million annually over the next five years.

Western Gas Lateral

In July 2014, Wisconsin Gas received PSCW approval to construct a new natural gas lateral. This natural gas lateral will allow Wisconsin Gas to improve reliability of its natural gas distribution network in the western part of Wisconsin and better meet customer demand. The initial phase of this project was completed and put in service in early November 2015 at a cost of approximately $130.0 million, excluding AFUDC.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors. See Note 10, Guarantees, and Note 15, Variable Interest Entities, for more information.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations/Commercial Commitments in Item 7 of our 2014 Annual Report on Form 10-K, and Contractual Obligations in Item 7 of Integrys's 2014 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information under Factors Affecting Results, Liquidity and Capital Resources in Item 7 of our 2014 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, our Power the Future strategy, utility rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring, and competition and other matters.

Utility Rates and Regulatory Matters

Wisconsin Electric

2015 Wisconsin Rate Case

In May 2014, Wisconsin Electric applied to the PSCW for a biennial review of costs and rates. In December 2014, the PSCW approved the following rate adjustments, effective January 1, 2015:

•
A net bill increase related to non-fuel costs for Wisconsin Electric's retail electric customers of approximately $2.7 million (0.1%) in 2015. This amount reflects Wisconsin Electric's receipt of SSR payments from MISO that are higher than Wisconsin Electric anticipated when it filed its rate request in May 2014, as well as an offset of $26.6 million related to a refund of prior fuel costs and the remainder of the proceeds from a Section 1603 Renewable Energy Treasury Grant that Wisconsin Electric received in connection with its biomass facility. This $26.6 million is being returned to customers in the form of bill credits.

•	A rate increase for Wisconsin Electric's retail electric customers of $26.6 million (0.9%) for 2016, related to the expiration of the bill credits provided to customers in 2015.

•	A rate decrease of $13.9 million (-0.5%) in 2015 related to a forecasted decrease in fuel costs.

•	A rate decrease of $10.7 million (-2.4%) for Wisconsin Electric's natural gas customers in 2015, with no rate adjustment in 2016.

•	A rate increase of approximately $0.5 million (2.0%) for Wisconsin Electric's Downtown Milwaukee (Valley) steam utility customers in 2015, with no rate adjustment in 2016.

•	A rate increase of approximately $1.2 million (7.3%) for Wisconsin Electric's Milwaukee County steam utility customers for 2015, with no rate adjustment in 2016.

The authorized ROE for Wisconsin Electric was set at 10.2%, and its common equity component remained at an average of 51%. The electric rates reflect an increased allocation to fixed charges from 7.8% to 13.6% of total electric revenue requirements to more closely reflect Wisconsin Electric's cost structure. The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues Wisconsin Electric will receive under the PIPP SSR agreements. Under escrow accounting, Wisconsin Electric will record SSR revenues from MISO of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference will be deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference will be deferred and recovered from customers with interest, in a future rate case.

In January 2015, certain parties appealed a portion of the PSCW's final decision adopting Wisconsin Electric's specific rate design changes, including new charges for customer-owned generation within its service territory. In its oral decision on October 30, 2015, the Dane County Circuit Court held that there was not enough evidence provided in Wisconsin Electric's rate case to support a demand charge for customer-owned generation. Wisconsin Electric is reviewing its options with respect to the Court's decision. No other rates approved by the PSCW in the rate case are impacted by this decision.

Earnings Sharing Agreement

In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of a three year earnings sharing mechanism for Wisconsin Electric beginning in 2016. If Wisconsin Electric earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and used to reduce the company’s transmission escrow. All utility earnings above the first 50 basis points will be used to reduce the transmission escrow.

Wisconsin Gas

2015 Wisconsin Rate Case

In May 2014, Wisconsin Gas applied to the PSCW for a biennial review of costs and rates. In December 2014, the PSCW approved rate increases of $17.1 million (2.6%) in 2015 and $21.4 million (3.2%) in 2016 for Wisconsin Gas' natural gas customers. These rate adjustments were effective January 1, 2015. The authorized ROE for Wisconsin Gas was set at 10.3%. The PSCW also authorized an increase in Wisconsin Gas' common equity component to an average of 49.5%.

Earnings Sharing Agreement

In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of a three year earnings sharing mechanism for Wisconsin Gas beginning in 2016. If Wisconsin Gas earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and used to reduce the costs of the Western Gas Lateral. All additional utility earnings above the first 50 basis points will be used to reduce the costs of the Western Gas Lateral.

WPS

2016 Wisconsin Rate Case

In April 2015, WPS filed an application with the PSCW to increase retail electric rates $94.1 million and increase retail natural gas rates $9.4 million, with rates expected to be effective January 1, 2016. WPS's request reflects a 10.2% ROE and a common equity component of 50.52%. The proposed retail electric rate increase is primarily driven by the expected completion in 2016 of the ReACT™ emission control technology at Weston Unit 3, the System Modernization and Reliability Project, and technology upgrades at the Fox Energy Center. Also included are increases in expenses for electric transmission, customer service, other operating and maintenance, and general inflation. The proposed retail natural gas rate increase is driven by higher operating and maintenance costs, general inflation, and an increase in the amount of outstanding equity supporting construction projects.

In May 2015, WPS filed a revised application with the PSCW adjusting its requested retail electric rate increase to $96.9 million and its requested retail natural gas rate increase to $9.1 million. The revised requests are primarily driven by revisions to forecasted retail electric and natural gas revenues and employee benefit costs.

In October 2015, WPS adjusted its requested retail electric rate increase to $48.0 million and its requested retail natural gas rate increase to $4.4 million. The revised requests are primarily driven by updates to fuel and purchased power costs, the cost of natural gas, payroll expense, employee benefit costs, and electric transmission expense. At the same time, WPS offered a two year earnings sharing mechanism to address concerns about acquisition-related benefits. Under the terms of the proposal, if WPS earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and used to reduce a deferral for ReACT™ if approved by the PSCW. If approved, we would defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level until the next rate case. All utility earnings above the first 50 basis points will be used to reduce the deferral.

PGL and NSG

Base Rate Freeze

In June 2015, the ICC approved the acquisition of Integrys subject to the condition that PGL and NSG will not seek increases of their base rates that would become effective earlier than two years after the close of the acquisition.

Illinois Investigations

In March 2015, the ICC opened a docket, naming PGL as respondent, to investigate the veracity of certain allegations included in anonymous letters that the ICC staff received. The allegations mainly focus on the management of the AMRP. The initiating order stated that the investigation would also include any further allegations of a similar nature as they pertain to the AMRP. The Illinois Attorney General’s office is also conducting an investigation into the same matters. Since the investigations are ongoing, it is too early to determine what effect, if any, the investigations will have on the recovery of AMRP costs. We have engaged a nationally recognized firm to help conduct an independent, bottom up review of the cost, scope, and schedule for the program.

MERC

2016 Minnesota Rate Case

In September 2015, MERC filed an application with the MPUC to increase retail natural gas rates $14.8 million. Interim rates are expected to be effective on January 1, 2016. MERC's request reflects a 10.3% ROE and a common equity component of 50.32%. The proposed retail natural gas rate increase is primarily driven by higher construction and capital expenditures, general inflation, and improvements to customer service programs. The request also includes increases in costs related to the acquisition of Alliant Energy Corporation's Minnesota natural gas operations in April 2015. MERC is requesting authority from the MPUC to continue the use of its currently authorized decoupling mechanism.

MGU

2016 Michigan Rate Case

In June 2015, MGU filed an application with the MPSC to increase retail natural gas rates $6.7 million, with rates expected to be effective January 1, 2016. MGU's request reflects a 10.5% ROE and a common equity component of 50.4%. The proposed retail natural gas rate increase is driven by upgrades to MGU's natural gas transmission and distribution systems as well as a higher cost of capital. Also included are increases in costs for new employees, natural gas main maintenance, stand-by employee agreements, new customer service functions, and general inflation. MGU is requesting authority from the MPSC to continue the use of its currently authorized decoupling mechanism.

See Factors Affecting Results, Liquidity and Capital Resources—Utility Rates and Regulatory Matters in Item 7 of our 2014 Annual Report on Form 10-K, as well as Note 25, Regulatory Environment, in Item 8H of the Integrys 2014 Annual Report on Form 10-K for additional information regarding our utility rates and other regulatory matters.

Electric Transmission and Energy Markets

Michigan Settlement

In March 2015, we, along with Wisconsin Electric entered into an Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections these parties raised at the MPSC to the acquisition of Integrys. See Note 18, Michigan Settlement, for more information regarding the Amended Agreement.

ATC Allowed ROE Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized ROE is 12.2%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 12, 2013. The FERC conducted hearings in August 2015, and an initial decision is expected by November 30, 2015. In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. The FERC expects to conduct hearings in January 2016 with respect to the second complaint, and an initial decision is expected by June 30, 2016.

In October 2014, the FERC issued an order, in regard to a similar complaint, reducing the base ROE for New England transmission owners from their existing rate of 11.14% to 10.57%. The FERC used a revised method for determining the appropriate ROE for FERC-

jurisdictional electric utilities. The FERC expects its new methodology will narrow the "zone" of reasonable returns on equity. The FERC has stated that it expects future decisions on pending complaints related to similar ROE issues will be guided by the New England transmission decision.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We are currently unable to determine how the FERC may rule in these complaints. However, we believe it is probable that refunds will be required upon resolution of these issues. In the first quarter of 2015, ATC recorded a reserve for anticipated refunds to customers related to this complaint, which has reduced our equity earnings from ATC.

See Item 1A. Risk Factors and Factors Affecting Results, Liquidity and Capital Resources—Industry Restructuring and Competition in our 2014 Annual Report on Form 10-K, as well as Liquidity and Capital Resources—Other Future Considerations in Item 7 of the Integrys 2014 Annual Report on Form 10-K, for additional information regarding electric transmission and energy markets.

Environmental Matters

Air Quality

Sulfur Dioxide National Ambient Air Quality Standards (NAAQS)

The EPA issued a revised 1-Hour Sulfur Dioxide (SO2) NAAQS that became effective in August 2010. In August 2015, the EPA issued the Data Requirements Rule that established procedures and timelines for implementation of the revised standard.

The rule affords state agencies latitude in rule implementation. States have the option of modeling or monitoring to show attainment (subject to EPA approval for this selection) and make designation recommendations. If a state chooses modeling and an area does not show attainment, and sources do not agree to reductions by 2017 to allow attainment, the area is classified as nonattainment. A plan would need to be developed requiring emission reductions to allow attainment by 2023. Alternatively, if a state opted out of modeling and instead chose monitoring, and subsequently monitored nonattainment, then it would face a 2026 compliance date. A nonattainment designation could have negative impacts for a localized geographic area, including permitting constraints for area sources, and for other new or existing sources in the area.

In March 2015, a Federal Court in the Northern District of California entered a consent decree relating to the implementation of the revised 1-Hour SO2 standard that Sierra Club and the EPA had agreed upon in May 2014. This consent decree has 1-Hour SO2 implementation dates that are sooner than the Data Requirements Rule. In light of this consent decree, we worked closely with the state of Michigan to determine that the Marquette area is in attainment with the revised standard. In September 2015, the state of Michigan sent a letter with this recommendation to the EPA. We expect the EPA to act on this recommendation in early 2016.

We believe our fleet is well positioned to meet this regulation once it is finalized.

8-Hour Ozone NAAQS

The EPA completed its review of the 2008 8-hour ozone standard in November 2014, and announced a proposal to lower the NAAQS. In October 2015, the EPA released the final rule, which effectively lowered the limit for ground-level ozone. This is expected to cause nonattainment designations for some counties in Wisconsin with potential future impacts for our fossil-fueled power plant fleet. We will be required to comply with the new reduction requirements no earlier than 2020 and are in the process of reviewing and determining potential impacts resulting from this rule.

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final Mercury and Air Toxics Standards (MATS) rule, which imposes stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, both Wisconsin and Michigan have mercury rules that require a 90% reduction of mercury. In June 2015, the United States Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals), ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect pending action by the D.C. Circuit Court of Appeals, which has the option to vacate the rule while the EPA completes its cost evaluation. If the rule is stayed or revoked, the Wisconsin and Michigan mercury rules are likely to be the governing standard for our units.

Our compliance plans currently include modifications for PIPP and capital projects for WPS's jointly owned plants to achieve the required reductions for MATS and the state mercury rules. We are working on the addition of a dry sorbent injection system for further control of mercury and acid gases at PIPP and a multi-pollutant control technology at Weston Unit 3. Controls for acid gases and mercury were also installed at the Pulliam units.

In April 2013, Wisconsin Electric received a one year MATS compliance extension for PIPP through April 2016 from the Michigan Department of Environmental Quality (MDEQ). WPS also received a one year MATS compliance extension for Weston Unit 3 from the Wisconsin Department of Natural Resources (WDNR).

Climate Change

In August 2015, the EPA issued the Clean Power Plan, a final rule regulating greenhouse gas (GHG) emissions from existing generating units, a proposed federal plan as an alternative to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. The final rule for existing fossil generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and requires states to submit plans as early as September 2016. States submitting initial plans and requesting an extension would be required to submit final plans by September 2018, either alone or in conjunction with other states. States will be required to meet interim goals over the period from 2022 through 2029, and a final goal in 2030, with the goal of reducing nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin and Michigan of 41% and 39%, respectively, below 2012 levels by 2030. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources.

We are in the process of reviewing the final rule for existing generating units to determine the potential impacts to our operations. The rule could result in significant additional compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants and biomass facility, and could have a material adverse impact on our operating costs. In October 2015, following publication of the final rule, numerous states (including Wisconsin and Michigan), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. Any state or federal compliance plans that are developed could be subject to change based upon the outcome of this litigation.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. Impacts are both from entrainment (larvae, eggs, and small fry being drawn into cooling water systems) and impingement (larger fish being pinned against cooling water intake structures). The rule became effective in October 2014, and applies to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, which were permitted under the rules governing new facilities.

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Valley Power Plant (VAPP) Units 1 and 2, Pulliam Units 7 and 8, and Weston Unit 2, satisfy the IM BTA requirements. For VAPP Unit 2, a project to install fish protection screens to meet the IM BTA standard was completed in October 2015. The same types of screens are scheduled to be installed on VAPP Unit 1 starting in September 2016. We plan to evaluate the available IM options for Pulliam Units 7 and 8. We also expect that limited studies will be required to support the future WDNR BTA determinations for Weston Unit 2. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Pulliam Units 7 and 8, Weston Units 2 through 4, Port Washington Generating Station, Pleasant Prairie Power Plant, PIPP, and Oak Creek Power Plant Units 5 through 8.

During 2015-2018, we plan to complete studies and evaluate options to address the EM BTA requirements at our plants. With the exception of Pleasant Prairie Power Plant and Weston Units 3 and 4 (all have existing cooling towers that meet EM BTA requirements), and VAPP, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. In addition, the rule allows the EM BTA requirements to be waived in cases of pending facility retirements, which we are currently considering for PIPP. Based on discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM BTA requirements will be waived.

Steam Electric Effluent Guidelines

In September 2015, the EPA issued the final steam electric effluent guidelines rule, which governs discharges of wastewater from our power plant processes in Wisconsin and Michigan. The WDNR and MDEQ will modify the state rules and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment will likely require additional biological treatment capital improvements for the Oak Creek and Pleasant Prairie facilities. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are also required by the new rule, and modifications will be required at Oak Creek Units 5 and 6, the Pleasant Prairie units, PIPP Units 5 through 9, Pulliam Units 7 and 8, and Weston Unit 3.

Paris Generating Station Issues

In November 2014, the WDNR reissued the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the Paris Generating Station. We believed that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive, and phosphorus discharges. To address these permit conditions, Wisconsin Electric filed a petition for a contested case hearing with the WDNR in January 2015. On the same day, Wisconsin Electric also filed a request to be covered by the statewide phosphorus variance to address one of its concerns with the permit. Wisconsin Electric reached an agreement with the WDNR with respect to the permit conditions for temperature monitoring and for restrictions related to the use of a water treatment additive. In March 2015, the WDNR issued a final WPDES permit with agreed upon modifications, and Wisconsin Electric withdrew its petition for a contested case hearing. In July 2015, the Milwaukee County Circuit Court entered a stipulation and Order for Judgment between the WDNR and Wisconsin Department of Justice. This order resolves the litigation by allowing Wisconsin Electric to maintain the ability to apply for and be covered by the statewide phosphorus variance.

Land Quality

Coal Combustion Residuals Rule

In April 2015, the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals From Electric Utilities final rule was entered into the Federal Register. The final rule regulates the disposal of coal combustion residuals as a non-hazardous waste. We do not expect the compliance costs will be significant because we currently have a program of beneficial utilization for most of our coal combustion products. If needed, we have landfill capacity that meets the rule requirements for our remaining coal combustion product sources.

See Factors Affecting Results, Liquidity and Capital Resources—Environmental Matters in Item 7 of our 2014 Annual Report on Form 10-K, and Note 17, Commitments and Contingencies, in Item 8 of Integrys's 2014 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our or Integrys's Annual Reports on Form 10-K for the year ended December 31, 2014. In addition to the Form 10-K disclosures, see Note 8, Fair Value Measurements, Note 9, Derivative Instruments, and Note 10, Guarantees, in this report for information concerning our market risk exposures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective: (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act; and, (b) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15[f] and 15d-15[f]) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 29, 2015, our acquisition of Integrys closed. We are currently in the process of integrating and aligning the operations, processes, and internal controls of the combined company. See Note 2, Acquisition, for more information regarding the acquisition.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our and Integrys's 2014 Annual Reports on Form 10-K and Note 16, Commitments and Contingencies, in this report.

In addition to those legal proceedings discussed in our and Integrys's reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Other Matters

Litigation Relating to the Acquisition of Integrys

Since the announcement of the acquisition, Integrys and its board of directors, along with WEC Energy Group, have been named as defendants in ten separate purported class action lawsuits filed in Brown County, Wisconsin (three of the cases – Rubin v. Integrys, et al., Blachor v. Integrys, et al., and Albera v. Integrys, et al.), Milwaukee County, Wisconsin (two of the cases – Amo v. Integrys, et al. and Inman v. Integrys, et al.), Cook County, Illinois (two of the cases – Taxman v. Integrys, et al. and Curley v. Integrys, et al.), and the federal court for the Northern District of Illinois (three of the cases – Steiner v. Integrys, et al., Tri-State Joint Fund v. Integrys, et al., and Collison v. Integrys, et al.). In the Tri-State Joint Fund case, WEC Energy Group’s CEO was also named as a defendant. The cases were brought on behalf of proposed classes consisting of shareholders of Integrys. The complaints allege, among other things, that the Integrys board members breached their fiduciary duties by failing to maximize the value to be received by Integrys’s shareholders, that WEC Energy Group aided and abetted the breaches of fiduciary duty, and that the joint proxy statement/prospectus contains material misstatements and omissions. The Brown County and Cook County cases have been dismissed in favor of the Milwaukee County actions. On November 12, 2014, the parties entered into a Memorandum of Understanding which provides the basis for a complete settlement of these actions. A Stipulation of Settlement was presented to the Court in late July 2015. On September 8, 2015, the Court granted preliminary approval of the settlement, ordered notice of the proposed settlement to be sent to the class consisting of former shareholders of Integrys, and set a final hearing date of December 17, 2015 on this matter.

ITEM 1A. RISK FACTORS

Other than the inapplicability of the Risks Related to Our Proposed Acquisition of Integrys, which have been replaced by the risks set forth below, there were no material changes in the risk factors presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014. See Item 1A. Risk Factors in the Integrys Annual Report on Form 10-K for the same period for information regarding certain risk factors applicable to the Integrys companies.

Risks Related to the Acquisition

The acquisition of Integrys may not achieve its anticipated results, and we may be unable to integrate operations as expected.

The Merger Agreement was entered into with the expectation that the acquisition will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the businesses of the two companies can be integrated in an efficient, effective, and timely manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees; the disruption of each company's ongoing businesses, processes, and systems; or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the transaction as and when expected. We may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.

The acquisition may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We anticipate that the acquisition will be accretive to earnings per share in 2016, which will be the first full year following completion of the transaction. This expectation is based on preliminary estimates that are subject to change. We also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the acquisition, or may be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the transaction and contribute to a decrease in the price of our common stock.

The acquisition may adversely affect our ability to attract and retain key employees.

Current and prospective employees may experience uncertainty about their future roles at the Company as a result of the transaction. In addition, current and prospective employees may determine that they do not desire to work for the combined company for a variety of possible reasons. These factors may adversely affect our ability to attract and retain key management and other personnel.

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

The acquisition of Integrys was accounted for as a purchase in accordance with GAAP.  Under the purchase method of accounting, the assets and liabilities acquired and assumed were recorded at their estimated fair values at the date of acquisition and added to those of WEC Energy Group. The excess of the purchase price over the estimated fair values was recorded as goodwill. As of September 30, 2015, goodwill totaled $3,389.1 million, of which $2,947.2 million is attributable to the acquisition of Integrys. We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment. If goodwill is deemed to be impaired, we may be required to incur material non-cash charges that could materially adversely affect our results of operations.

ITEM 6. EXHIBITS

Exhibit No.	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of June 22, 2014, by and between Wisconsin Energy and Integrys. (Exhibit 2.1 to Wisconsin Energy's 06/22/2014 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ William J. Guc
Date:	November 6, 2015	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)