Form 10-Q
period 2016-06-30
WEC ENERGY GROUP, INC.
filed 2016-08-05
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Common Stock, $.01 Par Value,
315,619,968 shares outstanding at
June 30, 2016

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

06/30/2016 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
ITF	Integrys Transportation Fuels, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Btu	British Thermal Units
Dth	Dekatherm (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

06/30/2016 Form 10-Q	ii	WEC Energy Group, Inc.

Other Terms and Abbreviations
6.11% Junior Notes	Integrys's 2006 6.11% Junior Subordinated Notes Due 2066
ALJ	Administrative Law Judge
AMRP	Accelerated Natural Gas Main Replacement Program
CNG	Compressed Natural Gas
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
N/A	Not Applicable
PIPP	Presque Isle Power Plant
ROE	Return on Equity
SSR	System Support Resource
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

06/30/2016 Form 10-Q	iii	WEC Energy Group, Inc.

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

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and adjustments to the ROE at any of our utilities and/or ATC, and other regulatory decisions impacting our regulated operations;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances;

06/30/2016 Form 10-Q	1	WEC Energy Group, Inc.

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

06/30/2016 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2016	2015	2016	2015
Operating revenues	$1,602.0	$991.2	$3,796.8	$2,379.1

Operating expenses
Cost of sales	508.3	353.0	1,347.2	966.9
Other operation and maintenance	522.0	337.0	1,053.5	617.7
Depreciation and amortization	190.0	103.5	377.9	206.1
Property and revenue taxes	49.6	31.9	96.8	63.8
Total operating expenses	1,269.9	825.4	2,875.4	1,854.5

Operating income	332.1	165.8	921.4	524.6

Equity in earnings of transmission affiliate	30.9	14.3	69.4	30.4
Other income, net	32.4	26.1	65.1	29.1
Interest expense	100.1	61.8	201.0	121.2
Other expense	(36.8)	(21.4)	(66.5)	(61.7)

Income before income taxes	295.3	144.4	854.9	462.9
Income tax expense	113.6	63.2	326.7	185.6
Net income	181.7	81.2	528.2	277.3

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net income attributed to common shareholders	$181.4	$80.9	$527.6	$276.7

Earnings per share
Basic	$0.57	$0.36	$1.67	$1.22
Diluted	$0.57	$0.35	$1.66	$1.21

Weighted average common shares outstanding
Basic	315.6	227.5	315.6	226.5
Diluted	317.0	229.1	317.0	228.2

Dividends per share of common stock	$0.4950	$0.8629	$0.9900	$1.2854

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2016	2015	2016	2015
Net income	$181.7	$81.2	$528.2	$277.3

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Gains on settlement, net of tax of $7.6	—	11.4	—	11.4
Reclassification of gains to net income, net of tax	(0.3)	(0.1)	(0.6)	(0.1)
Cash flow hedges, net	(0.3)	11.3	(0.6)	11.3

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.4	—	0.4	—

Other comprehensive income (loss), net of tax	0.1	11.3	(0.2)	11.3

Comprehensive income	181.8	92.5	528.0	288.6

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive income attributed to common shareholders	$181.5	$92.2	$527.4	$288.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2016	December 31, 2015
Assets
Property, plant, and equipment
In service	$26,690.7	$26,249.5
Accumulated depreciation	(8,049.1)	(7,919.1)
	18,641.6	18,330.4
Construction work in progress	723.7	822.9
Leased facilities, net	33.6	36.4
Net property, plant, and equipment	19,398.9	19,189.7
Investments
Equity investment in transmission affiliate	1,425.0	1,380.9
Other	88.0	85.8
Total investments	1,513.0	1,466.7
Current assets
Cash and cash equivalents	32.1	49.8
Accounts receivable and unbilled revenues, net of reserves of $109.4 and $113.3, respectively	914.9	1,028.6
Materials, supplies, and inventories	494.5	687.0
Assets held for sale	—	96.8
Prepayments	235.3	285.8
Other	89.1	58.8
Total current assets	1,765.9	2,206.8
Deferred charges and other assets
Regulatory assets	3,031.4	3,064.6
Goodwill	3,046.2	3,023.5
Other	419.9	403.9
Total deferred charges and other assets	6,497.5	6,492.0
Total assets	$29,175.3	$29,355.2

Capitalization and liabilities
Capitalization
Common stock – $.01 par value; 325,000,000 shares authorized; 315,619,968 and 315,683,496 shares outstanding, respectively	$3.2	$3.2
Additional paid in capital	4,310.9	4,347.2
Retained earnings	4,515.0	4,299.8
Accumulated other comprehensive income	4.4	4.6
Preferred stock of subsidiary	30.4	30.4
Long-term debt	8,902.1	9,124.1
Total capitalization	17,766.0	17,809.3
Current liabilities
Current portion of long-term debt	95.8	157.7
Short-term debt	927.8	1,095.0
Accounts payable	620.5	815.4
Accrued payroll and benefits	134.5	169.7
Other	358.5	471.2
Total current liabilities	2,137.1	2,709.0
Deferred credits and other liabilities
Regulatory liabilities	1,469.7	1,392.2
Deferred income taxes	4,938.3	4,622.3
Deferred revenue, net	572.3	579.4
Pension and OPEB obligations	541.9	543.1
Environmental remediation	617.9	628.2
Other	1,132.1	1,071.7
Total deferred credits and other liabilities	9,272.2	8,836.9

Commitments and contingencies (Note 16)

Total capitalization and liabilities	$29,175.3	$29,355.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2016	2015
Operating Activities
Net income	$528.2	$277.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	386.0	215.1
Deferred income taxes and investment tax credits, net	307.1	121.7
Contributions and payments related to pension and OPEB plans	(19.5)	(106.1)
Equity income in transmission affiliate, net of distributions	(22.7)	(9.2)
Change in –
Accounts receivable and unbilled revenues	130.1	134.5
Materials, supplies, and inventories	193.5	72.2
Other current assets	66.7	16.7
Accounts payable	(112.4)	27.4
Accrued taxes, net	(51.3)	10.5
Other current liabilities	(87.7)	(1.2)
Other, net	(93.9)	(42.4)
Net cash provided by operating activities	1,224.1	716.5

Investing Activities
Capital expenditures	(618.7)	(368.0)
Business acquisition, net of cash acquired of $156.3	—	(1,329.4)
Investment in transmission affiliate	(12.1)	(2.6)
Proceeds from the sale of assets and businesses	161.0	21.2
Withdrawal of restricted cash from Rabbi trust for qualifying payments	22.5	—
Other, net	(1.8)	(0.4)
Net cash used in investing activities	(449.1)	(1,679.2)

Financing Activities
Exercise of stock options	35.0	12.2
Purchase of common stock	(94.2)	(32.0)
Dividends paid on common stock	(312.4)	(190.5)
Issuance of long-term debt	—	1,450.0
Retirement of long-term debt	(241.8)	(11.6)
Change in short-term debt	(167.2)	(105.7)
Other, net	(12.1)	(7.2)
Net cash (used in) provided by financing activities	(792.7)	1,115.2

Net change in cash and cash equivalents	(17.7)	152.5
Cash and cash equivalents at beginning of period	49.8	61.9
Cash and cash equivalents at end of period	$32.1	$214.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of expected results for 2016 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

Reclassifications

On the income statements for the three and six months ended June 30, 2015, we reclassified $2.2 million and $4.7 million, respectively, from treasury grant to depreciation and amortization. We also reclassified an insignificant amount from interest expense to preferred stock dividends of subsidiary on the income statements for the three and six months ended June 30, 2015. These reclassifications were made to be consistent with the current period presentation.

On the statement of cash flows for the six months ended June 30, 2015, we reclassified $1.7 million from depreciation and amortization to other operating activities. In addition, we reclassified $6.1 million of non-qualified pension and OPEB contributions from other operating activities to contributions and payments related to pension and OPEB plans. We also reclassified $11.5 million from other investing activities to capital expenditures on the statement of cash flows for the six months ended June 30, 2015. An insignificant amount of preferred stock dividends of subsidiary was also reclassified from other financing activities to net income. These reclassifications were made to be consistent with the current period presentation.

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

06/30/2016 Form 10-Q	7	WEC Energy Group, Inc.

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

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. In 2016, adjustments were made to the estimated fair values of the assets acquired and liabilities assumed, primarily in connection with the sale of ITF and reserves recorded for likely settlements of certain legal and regulatory matters.

(in millions)
Current assets	$1,060.1
Net property, plant, and equipment	7,107.4
Investments *	1,072.0
Goodwill	2,604.3
Deferred charges and other assets, excluding goodwill	1,758.5
Current liabilities, including current maturities of long-term debt	(1,320.7)
Deferred credits and other liabilities	(3,703.8)
Long-term debt	(2,943.6)
Preferred stock of subsidiary	(51.1)
Total purchase price	$5,583.1

*	Includes equity method goodwill related to Integrys's investment in ATC.

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

(in millions, except per share amounts)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unaudited Pro Forma Financial Information
Operating revenues	$1,629.2	$4,180.1
Net income	$159.1	$488.7
Earnings per share (Basic)	$0.50	$1.55
Earnings per share (Diluted)	$0.50	$1.54

Impact of Acquisition

In connection with the acquisition, WEC Energy Group and its subsidiaries recorded pre-tax acquisition costs of $65.0 million and $73.7 million during the three and six months ended June 30, 2015, respectively. These costs consisted of employee-related expenses, professional fees, and other miscellaneous costs. They were recorded in other operation and maintenance on our income statements. Acquisition costs incurred during the three and six months ended June 30, 2016 were not significant.

Our revenues for the three and six months ended June 30, 2015 did not include any revenues attributable to Integrys. Included in our net income for the three and six months ended June 30, 2015, is a net loss attributable to Integrys of $26.6 million related to acquisition costs that were incurred post-acquisition.

06/30/2016 Form 10-Q	8	WEC Energy Group, Inc.

NOTE 3—DISPOSITIONS

Wisconsin Segment – Sale of Milwaukee County Power Plant

In April 2016, we sold the MCPP steam generation and distribution assets, located in Wauwatosa, Wisconsin. MCPP primarily provides steam to the Milwaukee Regional Medical Center hospitals and other campus buildings. During the second quarter of 2016, we recorded a pre-tax gain on the sale of $10.9 million ($6.5 million after tax), which is netted in other operation and maintenance on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of this plant remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

Corporate and Other Segment

Sale of Certain Assets of Wisvest

In April 2016, as part of the MCPP sale transaction, we sold the chilled water generation and distribution assets of Wisvest, which are used to provide chilled water services to the Milwaukee Regional Medical Center hospitals and other campus buildings. During the second quarter of 2016, we recorded a pre-tax gain on the sale of $19.6 million ($11.8 million after tax), which is included in other income, net on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations associated with these assets remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

Sale of Integrys Transportation Fuels

Through a series of transactions in the fourth quarter of 2015 and the first quarter of 2016, we sold ITF, a provider of CNG fueling services and a single-source provider of CNG fueling facility design, construction, operation, and maintenance. There was no gain or loss recorded on the sales, as ITF's assets and liabilities were adjusted to fair value through purchase accounting. The sale of ITF met the criteria to qualify as held for sale at December 31, 2015, but did not meet the requirements to qualify as a discontinued operation. The results of operations of ITF remained in continuing operations through the sale date as the sale of ITF did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results. The pre-tax profit or loss of this component was not material through the sale date in 2016.

The following table shows the carrying values of the major classes of assets and liabilities included as held for sale on our balance sheet at December 31:

(in millions)	2015
Property, plant, and equipment	$37.2
Accounts receivable and unbilled revenues	34.9
Materials, supplies, and inventories	18.4
Other current assets	2.6
Other long-term assets	3.7
Total assets	$96.8

Accounts payable	$12.9
Accrued payroll and benefits	2.4
Other current liabilities	4.5
Pension and OPEB obligations	1.2
Other long-term liabilities	0.6
Total liabilities *	$21.6

*	Included in other current liabilities on our balance sheet.

06/30/2016 Form 10-Q	9	WEC Energy Group, Inc.

NOTE 4—COMMON EQUITY

Stock-Based Compensation Plans

During the six months ended June 30, 2016, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	794,764
Restricted shares (2)	146,941
Performance units	297,397

(1)	Stock options awarded had a weighted-average exercise price of $52.15 and a weighted-average grant date fair value of $5.14 per option.

(2)	Restricted shares awarded had a weighted-average grant date fair value of $53.69 per share.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 5—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2016	December 31, 2015
Commercial paper
Amount outstanding	$927.8	$1,095.0
Weighted-average interest rate on amounts outstanding	0.66%	0.68%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2016, was $903.5 million with a weighted-average interest rate during the period of 0.61%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2016
WEC Energy Group	December 2020	$1,050.0
WE	December 2020	500.0
WPS	December 2020	250.0
WG	December 2020	350.0
PGL	December 2020	350.0
Total short-term credit capacity		$2,500.0

Less:
Letters of credit issued inside credit facilities		$26.0
Commercial paper outstanding		927.8

Available capacity under existing agreements		$1,546.2

06/30/2016 Form 10-Q	10	WEC Energy Group, Inc.

In May 2016, WPS received approval from the PSCW to extend the maturity date of its revolving credit facility from December 2016 to December 2020.

NOTE 6—LONG-TERM DEBT

In June 2016, PGL issued commercial paper to redeem at par, its $50.0 million of 4.30% Series RR First and Refunding Mortgage Bonds that were due in 2035.

In June 2016, Integrys's $50.0 million of 8.00% unsecured senior notes matured and were repaid with the proceeds from commercial paper issued by WEC Energy Group.

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

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2016	December 31, 2015
Materials and supplies	$217.3	$219.2
Fossil fuel	156.6	183.7
Natural gas in storage	120.6	284.1
Total	$494.5	$687.0

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2016, we had a temporary LIFO liquidation debit of $28.8 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

06/30/2016 Form 10-Q	11	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$10.1	$12.4	$—	$22.5
FTRs	—	—	13.4	13.4
Petroleum products contracts	0.4	—	—	0.4
Coal contracts	—	1.3	—	1.3
Total derivative assets	$10.5	$13.7	$13.4	$37.6

Investments held in rabbi trust	$42.8	$—	$—	$42.8

Derivative liabilities
Natural gas contracts	$0.5	$5.4	$—	$5.9
Petroleum products contracts	1.4	—	—	1.4
Coal contracts	—	12.6	—	12.6
Total derivative liabilities	$1.9	$18.0	$—	$19.9

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$1.5	$—	$3.1
FTRs	—	—	3.6	3.6
Petroleum products contracts	1.2	—	—	1.2
Coal contracts	—	2.0	—	2.0
Total derivative assets	$2.8	$3.5	$3.6	$9.9

Investments held in rabbi trust	$39.8	$—	$—	$39.8

Derivative liabilities
Natural gas contracts	$16.5	$25.3	$—	$41.8
Petroleum products contracts	4.9	—	—	4.9
Coal contracts	—	12.3	—	12.3
Total derivative liabilities	$21.4	$37.6	$—	$59.0

06/30/2016 Form 10-Q	12	WEC Energy Group, Inc.

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Balance at the beginning of the period	$1.1	$3.3	$3.6	$7.0
Realized and unrealized losses	—	—	(0.2)	—
Purchases	15.2	3.9	15.2	3.9
Sales	(0.1)	—	(0.2)	—
Settlements	(2.8)	(3.6)	(5.0)	(7.3)
Acquisition of Integrys	—	(1.3)	—	(1.3)
Balance at the end of the period	$13.4	$2.3	$13.4	$2.3

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.7	$30.4	$27.3
Long-term debt, including current portion *	$8,952.6	$9,984.8	$9,221.9	$9,681.0

*	The carrying amount of long-term debt excludes capital lease obligations of $45.3 million and $59.9 million at June 30, 2016, and
December 31, 2015, respectively.

Due to the short-term nature of cash and cash equivalents, net accounts receivable, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, or by using a perpetual dividend discount model. The fair value of our long-term debt is estimated based upon the quoted market value for the same issue, similar issues, or upon the quoted market prices of United States Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

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

06/30/2016 Form 10-Q	13	WEC Energy Group, Inc.

The following table shows our derivative assets and derivative liabilities:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$19.3	$5.9	$2.6	$38.5
Petroleum products contracts	0.3	1.4	0.9	3.8
FTRs	13.4	—	3.6	—
Coal contracts	1.3	9.8	1.7	6.7
Total other current *	$34.3	$17.1	$8.8	$49.0

Other long-term
Natural gas contracts	$3.2	$—	$0.5	$3.3
Petroleum products contracts	0.1	—	0.3	1.1
Coal contracts	—	2.8	0.3	5.6
Total other long-term *	$3.3	$2.8	$1.1	$10.0
Total	$37.6	$19.9	$9.9	$59.0

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	32.7 Dth	$(20.0)	10.0 Dth	$(5.9)
Petroleum products contracts	3.6 gallons	(1.0)	0.8 gallons	0.1
FTRs	7.4 MWh	1.6	5.9 MWh	0.8
Total		$(19.4)		$(5.0)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	82.8 Dth	$(53.5)	23.3 Dth	$(13.0)
Petroleum products contracts	6.6 gallons	(2.1)	1.7 gallons	—
FTRs	15.0 MWh	4.6	12.1 MWh	2.9
Total		$(51.0)		$(10.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2016, and December 31, 2015, we had posted cash collateral of $22.4 million and $42.3 million, respectively, in our margin accounts. These amounts were recorded on the balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$37.6	$19.9	$9.9	$59.0
Gross amount not offset on the balance sheet *	(4.2)	(4.2)	(3.0)	(22.5)
Net amount	$33.4	$15.7	$6.9	$36.5

*	Includes cash collateral posted of $19.5 million as of December 31, 2015. There was no cash collateral included at June 30, 2016.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a liability position was $3.1 million and $23.8 million at June 30, 2016, and December 31, 2015,

06/30/2016 Form 10-Q	14	WEC Energy Group, Inc.

respectively. At June 30, 2016, and December 31, 2015, we had not posted any cash collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at June 30, 2016, and December 31, 2015, we would have been required to post collateral of $1.3 million and $18.0 million, respectively.

NOTE 10—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at	Expiration
(in millions)	June 30, 2016	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$147.1	$68.1	$5.0	$74.0
Standby letters of credit (2)	36.4	36.0	0.2	0.2
Surety bonds (3)	11.2	11.2	—	—
Other guarantees (4)	38.5	0.7	6.8	31.0
Total guarantees	$233.2	$116.0	$12.0	$105.2

(1)
Consists of (a) $5.0 million and $10.0 million to support the business operations of WBS and PDL, respectively; and (b) $99.3 million and $32.8 million related to natural gas supply at MERC and MGU, respectively. These amounts are not reflected on our balance sheets.

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

(4)
Consists of (a) $19.1 million to support PDL's future payment obligations related to its distributed solar generation projects, of which $6.6 million is covered by a reciprocal guarantee from a third party that is not reflected on our balance sheets; (b) $10.0 million related to the sale of a nonregulated retail marketing business previously owned by Integrys, of which an insignificant liability was recorded; and (c) $9.4 million related to other indemnifications, of which a liability of $8.8 million related to workers compensation coverage was recorded.

NOTE 11—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans. Our pension and OPEB costs for the three and six months ended June 30, 2016, include costs attributable to the Integrys pension and OPEB plans. The terms and conditions of the legacy company plans have not changed materially since the acquisition.

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$10.7	$3.9	$22.0	$7.8
Interest cost	33.0	15.1	66.2	30.3
Expected return on plan assets	(49.0)	(25.6)	(98.0)	(51.4)
Loss on plan settlement	14.1	—	14.1	—
Amortization of prior service cost	0.8	0.5	1.7	1.0
Amortization of net actuarial loss	20.2	11.4	40.7	23.0
Net periodic benefit cost	$29.8	$5.3	$46.7	$10.7

06/30/2016 Form 10-Q	15	WEC Energy Group, Inc.

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$6.4	$2.1	$13.1	$4.7
Interest cost	9.3	3.9	18.5	8.1
Expected return on plan assets	(13.3)	(5.9)	(26.4)	(11.8)
Amortization of prior service credit	(2.4)	(0.3)	(4.7)	(0.6)
Amortization of net actuarial loss	1.9	0.5	4.2	1.0
Net periodic benefit cost	$1.9	$0.3	$4.7	$1.4

We did not make any contributions to our qualified pension plans during the first six months of 2016. During the six months ended June 30, 2016, we made payments of $17.0 million related to our non-qualified pension plans and $2.5 million to our OPEB plans. We expect to make payments of $6.0 million related to our pension plans and $15.2 million related to our OPEB plans during the remainder of 2016, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 12—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the six months ended June 30, 2016:

(in millions)	Wisconsin		Illinois		Other States		Total
Goodwill balance as of January 1, 2016	$2,109.5		$731.2		$182.8		$3,023.5
Adjustment to Integrys purchase price allocation	(5.2)		27.5		0.4		22.7
Goodwill balance as of June 30, 2016 (1)	$2,104.3	(2)	$758.7	(3)	$183.2	(3)	$3,046.2

(1)	We had no accumulated impairment losses related to our goodwill as of June 30, 2016.

(2)	Of this amount, $1,662.4 million relates to the acquisition of Integrys.

(3)	Total amount relates to the acquisition of Integrys.

Due to the acquisition of Integrys, we changed the date of our annual goodwill impairment test from August 31 to July 1. As a result, we are in the process of performing the test for all of our reporting units that carried a goodwill balance as of July 1, 2016. We are not currently aware of any impairment indicators.

NOTE 13—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

Due to the acquisition of Integrys on June 29, 2015, our ownership of ATC increased from 26.2% to approximately 60%. ATC is a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. The following table shows changes to our investment in ATC:

	Three Months Ended June 30			Six Months Ended June 30
(in millions)	2016		2015	2016		2015
Balance at beginning of period	$1,422.5		$431.1	$1,380.9	(1)	$424.1
Add: Earnings from equity method investment	30.9		14.3	69.4		30.4
Add: Capital contributions	3.1		1.2	12.1		2.5
Add: Acquisition of Integrys's investment in ATC	(1.0)	(2)	552.0	(1.0)	(2)	552.0
Add: Adjustment to equity method goodwill	1.1		—	10.4		—
Less: Distributions received	31.6		10.8	46.7		21.2
Less: Other	—		—	0.1		—
Balance at end of period	$1,425.0		$987.8	$1,425.0		$987.8

(1)	Equity method goodwill of $395.8 million from the acquisition of Integrys was recorded in the fourth quarter of 2015.

(2)	Amount reflects an adjustment to the allocation of the purchase price made in the second quarter of 2016.

06/30/2016 Form 10-Q	16	WEC Energy Group, Inc.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Charges to ATC for services and construction	$4.3	$2.5	$8.4	$5.0
Charges from ATC for network transmission services	91.1	59.6	182.1	119.2

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	June 30, 2016	December 31, 2015
Accounts receivable
Services provided to ATC	$1.4	$1.0
Accounts payable
Services received from ATC	30.3	28.3

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Income statement data
Revenues	$154.3	$165.1	$318.5	$317.5
Operating expenses	81.7	80.3	160.8	160.3
Other expense	23.7	24.2	47.7	48.6
Net income	$48.9	$60.6	$110.0	$108.6

(in millions)	June 30, 2016	December 31, 2015
Balance sheet data
Current assets	$83.9	$80.5
Noncurrent assets	4,104.6	3,948.3
Total assets	$4,188.5	$4,028.8

Current liabilities	$382.5	$330.3
Long-term debt	1,791.0	1,790.7
Other noncurrent liabilities	293.8	245.0
Shareholders' equity	1,721.2	1,662.8
Total liabilities and shareholders' equity	$4,188.5	$4,028.8

NOTE 14—SEGMENT INFORMATION

At June 30, 2016, we reported six segments, which are described below.

•	The Wisconsin segment includes the electric and natural gas utility operations of WE, WG, and WPS, including WE's and WPS's electric and natural gas operations in the state of Michigan.

•	The Illinois segment includes the natural gas utility and non-utility operations of PGL and NSG.

•	The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

•	The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions.

06/30/2016 Form 10-Q	17	WEC Energy Group, Inc.

•	The We Power segment includes our nonregulated entity that owns and leases generating facilities to WE.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Bostco LLC, Wisvest, Wisconsin Energy Capital Corporation, WBS, PDL, and ITF. The sale of ITF was completed in the first quarter of 2016. In the second quarter of 2016, we sold Wisvest's assets. See Note 3, Dispositions, for more information on these sales.

All of our operations are located within the United States. The following tables show summarized financial information concerning our reportable segments for the three and six months ended June 30, 2016 and 2015:

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2016
External revenues	$1,304.5	$222.8	$64.0	$—	$1,591.3	$6.3	$4.4	$—	$1,602.0
Intersegment revenues	0.2	—	—	—	0.2	107.6	—	(107.8)	—
Other operation and maintenance	487.8	116.2	29.4	—	633.4	2.7	(6.3)	(107.8)	522.0
Depreciation and amortization	122.7	33.1	5.2	—	161.0	17.0	12.0	—	190.0
Operating income (loss)	214.7	22.6	2.3	—	239.6	94.1	(1.6)	—	332.1
Equity in earnings of transmission affiliate	—	—	—	30.9	30.9	—	—	—	30.9
Interest expense	44.4	9.8	2.1	—	56.3	15.6	30.2	(2.0)	100.1

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2015
External revenues	$978.5	$—	$—	$—	$978.5	$9.6	$3.1	$—	$991.2
Intersegment revenues	1.4	—	—	—	1.4	103.1	—	(104.5)	—
Other operation and maintenance	368.3	—	—	—	368.3	2.7	70.1	(104.1)	337.0
Depreciation and amortization	86.3	—	—	—	86.3	16.9	0.3	—	103.5
Operating income (loss)	140.4	—	—	—	140.4	93.2	(67.8)	—	165.8
Equity in earnings of transmission affiliate	—	—	—	14.3	14.3	—	—	—	14.3
Interest expense	32.1	—	—	—	32.1	15.9	14.0	(0.2)	61.8

06/30/2016 Form 10-Q	18	WEC Energy Group, Inc.

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2016
External revenues	$2,884.3	$671.3	$212.4	$—	$3,768.0	$12.5	$16.3	$—	$3,796.8
Intersegment revenues	0.3	—	—	—	0.3	212.1	—	(212.4)	—
Other operation and maintenance	979.1	234.1	59.4	—	1,272.6	3.1	(9.8)	(212.4)	1,053.5
Depreciation and amortization	245.6	65.9	10.3	—	321.8	34.0	22.1	—	377.9
Operating income (loss)	542.2	159.6	34.1	—	735.9	187.4	(1.9)	—	921.4
Equity in earnings of transmission affiliate	—	—	—	69.4	69.4	—	—	—	69.4
Interest expense	88.9	19.5	4.6	—	113.0	31.2	61.5	(4.7)	201.0

	Regulated Operations
(in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2015
External revenues	$2,355.0	$—	$—	$—	$2,355.0	$20.7	$3.4	$—	$2,379.1
Intersegment revenues	1.8	—	—	—	1.8	201.7	—	(203.5)	—
Other operation and maintenance	737.4	—	—	—	737.4	3.1	80.2	(203.0)	617.7
Depreciation and amortization	171.7	—	—	—	171.7	33.7	0.7	—	206.1
Operating income (loss)	416.9	—	—	—	416.9	185.7	(78.0)	—	524.6
Equity in earnings of transmission affiliate	—	—	—	30.4	30.4	—	—	—	30.4
Interest expense	63.5	—	—	—	63.5	31.8	26.2	(0.3)	121.2

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

American Transmission Company

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. We account for ATC as an equity method investment. See Note 13, Investment in American Transmission Company, for more information.

06/30/2016 Form 10-Q	19	WEC Energy Group, Inc.

The significant assets and liabilities related to ATC recorded on our balance sheets included our equity investment and accounts payable. At June 30, 2016 and December 31, 2015, our equity investment was $1,425.0 million and $1,380.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had $30.3 million and $28.3 million of accounts payable due to ATC at June 30, 2016 and December 31, 2015, respectively, for network transmission services.

Purchased Power Agreement

We have identified a purchased power agreement that represents a variable interest. This agreement is for 236 MW of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately six years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $107.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2016 and 2015 were $26.9 million and $26.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Energy Related Purchased Power Agreements

Our natural gas utilities have obligations to distribute and sell natural gas to their customers, and our electric utilities have obligations to distribute and sell electricity to their customers. The utilities expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2016, including those of our subsidiaries, were $12,345.8 million.

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

Air Quality

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area.

In March 2015, a federal court entered a consent decree between the EPA and the Sierra Club and others agreeing to specific actions related to implementing the revised standard for areas containing large sources emitting above a certain threshold level of SO2. The consent decree required the EPA to complete attainment designations for certain areas with large sources by no later than July 2016. SO2 emissions from PIPP are above the consent decree emission threshold, which means that the Marquette area required action earlier than would otherwise have been required under the revised NAAQS. However, we were able to show through modeling that the area should be designated as attainment. Based upon this modeling, the state of Michigan recommended to the EPA that the

06/30/2016 Form 10-Q	20	WEC Energy Group, Inc.

Marquette area be designated as attainment. In July 2016, the EPA finalized its recommendation and published a notice in the Federal Register designating Marquette County, Michigan, as unclassified/attainment, effective in September 2016.

In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, we believe the WDNR will recommend by January 2017 that the area be designated attainment. We expect that the EPA will consider the WDNR's recommendation and finalize their own recommendation by the end of 2017.

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

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, both Wisconsin and Michigan have state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the D.C. Circuit Court of Appeals, ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

We believe that the WE and WPS fleets are well positioned to comply with this regulation. Controls for acid gases and mercury are already in operation at the Pulliam units, and our compliance plans currently include capital projects for WPS's jointly owned plants to achieve the required reductions for MATS. In April 2013, WE received a one year MATS compliance extension from the MDEQ for PIPP through April 2016. The addition of a dry sorbent injection system for further control of mercury and acid gases at PIPP was placed into service in March 2016, and PIPP is now in compliance with MATS. Although WPS received a one year MATS compliance extension from the WDNR for Weston Unit 3 through April 2016, this unit is on a planned outage to complete the construction and start-up of the ReACTTM system. Construction of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete and startup/commissioning work is underway with an expected in-service date in 2016. Once Weston Unit 3 comes back on line, it is expected to be in compliance with the MATS emission requirements.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin and Michigan), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the rule until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 6, 2016. States submitting initial plans and requesting an extension would have been required to submit final plans by September 2018, either alone or in conjunction with other states. The timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, may be changed due to the stay and subsequent legal proceedings.

06/30/2016 Form 10-Q	21	WEC Energy Group, Inc.

The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin and Michigan of 41% and 39%, respectively, below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We are in the process of reviewing the final rule for existing fossil-fueled generating units to determine the potential impacts to our operations. The rule could result in significant additional compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

Draft Federal Plan and Model Trading Rules were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly ask the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's carbon dioxide equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units, except that the EPA deferred the portion related to the treatment of biomass. In addition, the EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units. In December 2015, Michigan state agencies announced modeling results that suggest that the state will be able to meet existing source requirements until 2025, based on planned coal plant retirements, along with a continuation of state renewable standards and current levels of energy efficiency.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for VAPP Unit 1, Pulliam Units 7 and 8, and Weston Unit 2, satisfy the IM BTA requirements. For VAPP Unit 2, a project to install fish protection screens to meet the IM BTA standard was completed in 2015. The same types of screens are scheduled to be installed on VAPP Unit 1 starting in the third quarter of 2016. We plan to evaluate the available IM options for Pulliam Units 7 and 8. We also expect that limited studies will be required to support the future WDNR BTA determinations for Weston Unit 2. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

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

06/30/2016 Form 10-Q	22	WEC Energy Group, Inc.

(assumed to be October 1, 2022), we believe the EM BTA requirements will be waived. Entrainment studies are currently being conducted at Pulliam Units 7 and 8 and are also underway at PIPP.

Steam Electric Effluent Guidelines

The EPA's final steam electric effluent guidelines rule took effect in January 2016 and applies to discharges of wastewater from our power plant processes in Wisconsin and Michigan. Unless pending challenges to the final guidelines are successful, the WDNR and MDEQ will modify the state rules and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment will require additional zero liquid discharge or other advanced treatment capital improvements for the Oak Creek and Pleasant Prairie facilities. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications will be required at Oak Creek Units 7 and 8, the Pleasant Prairie units, the PIPP units, Pulliam Units 7 and 8, and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $95 million to $130 million for these advanced treatment and bottom ash transport systems.

Valley Power Plant Wisconsin Pollutant Discharge Elimination System Permit

The WDNR issued a Wisconsin Pollutant Discharge Elimination System (WPDES) permit for VAPP that became effective in January 2013. The permit contains several additional requirements including effluent toxicity testing and monitoring for additional parameters (phosphorous, mercury, and ammonia-nitrogen), and a new heat addition limit from the cooling water discharges that all took effect immediately. Other long-term compliance requirements include thermal discharge studies, phosphorous evaluation and feasibility for reduction, mercury minimization planning, and the installation of new cooling water intake fish protection screens. Installation of wedge wire screens for fish protection on the VAPP Unit 2 cooling water intake structure was completed in 2015. An identical modification for VAPP Unit 1 is scheduled to begin in 2016. We are also working on updating the WPDES permit to reflect acceptance of VAPP process wastewater by the Milwaukee Metropolitan Sewage District, which addresses the permit conditions for phosphorous, mercury, and ammonia-nitrogen.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2016	December 31, 2015
Regulatory assets	$686.6	$697.0
Reserves for future remediation	617.7	628.0

06/30/2016 Form 10-Q	23	WEC Energy Group, Inc.

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

Weston Title V Air Permit

In May 2014, the WDNR issued a NOV alleging that WPS failed to maintain a minimum sorbent feed rate prior to the Continuous Emissions Monitoring System certification and included an issue related to reporting NOx emissions from the Weston Unit 4 auxiliary boiler. In June 2015, the WDNR issued a NOV alleging that WPS failed to comply with mercury reporting requirements related to challenged matters in the 2013 Weston Title V permit. In June 2016, the WDNR issued a letter closing both the May 2014 and June 2015 NOVs with no further action.

Consent Decrees

Wisconsin Electric Power Company Consent Decree

In April 2003, WE entered into a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired power plants. Under the terms of the Consent Decree, WE could request its termination after December 31, 2015. WE made this termination request in March 2016. In July 2016, the United States informed WE that neither the EPA nor the State of Michigan objected to the termination request. WE, along with the United States and the State of Michigan, intend to request formal termination of the Consent Decree by the court shortly.

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

The Consent Decree contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, WPS retired Weston Unit 1 and Pulliam Units 5 and 6. In March 2016, WPS submitted a proposed revision to the EPA to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. These proposed revisions were approved by the EPA in May 2016. The revisions to the environmental projects are not expected to materially impact the overall cost required of $6.0 million.

WPS received approval from the PSCW in its 2015 rate order to defer and amortize the undepreciated book value of the retired plant related to Weston Unit 1 and Pulliam Units 5 and 6 starting June 1, 2015, and concluding by 2023. Therefore, in June 2015, WPS recorded a regulatory asset of $11.5 million for the undepreciated book value. In addition, WPS received approval from the PSCW in its rate orders to recover prudently incurred costs as a result of complying with the terms of the Consent Decree, with the exception of a $1.2 million civil penalty.

Also, in May 2010, WPS received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2016. It is unknown whether the Sierra Club will take further action in the future.

06/30/2016 Form 10-Q	24	WEC Energy Group, Inc.

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2016	2015
Cash (paid) for interest, net of amount capitalized	$(209.2)	$(116.3)
Cash received (paid) for income taxes, net of (payments) refunds	7.4	(3.0)
Significant non-cash transactions
Accounts payable related to construction costs	114.0	3.5
Amortization of deferred revenue	12.3	20.7

At June 30, 2016, and December 31, 2015, restricted cash of $94.4 million and $118.4 million, respectively, was recorded within other long-term assets on our balance sheets. The majority of this amount was held in the Integrys rabbi trust and represents a portion of the required funding that was triggered by the announcement of the Integrys acquisition.

NOTE 18—REGULATORY ENVIRONMENT

Wisconsin Public Service Corporation

2016 Wisconsin Rate Order

In April 2015, WPS initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order for WPS, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared to 2015. Absent the adjustment for electric fuel costs, WPS would have realized an electric rate increase. Based on the order, the PSCW will continue to allow WPS to escrow ATC and MISO network transmission expenses through 2016. In addition, future SSR payments will continue to be escrowed until a future rate proceeding. The order directs WPS to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which requires WPS to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, WPS requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, WPS also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of WPS's current large commercial and industrial customers who entered into a service agreement with WPS under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016. The amounts deferred related to these items as of June 30, 2016, were not material.

06/30/2016 Form 10-Q	25	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Illinois Investigations

In March 2015, the ICC opened a docket, naming PGL as respondent, to investigate the veracity of certain allegations included in anonymous letters that the ICC staff received regarding PGL's Gas System Modernization Program (previously known as AMRP). This matter is still pending.

In November 2015, the ICC initiated an investigation into whether we, PGL, or Integrys knowingly misled or withheld material information from the ICC at its open meeting on May 20, 2015. The investigation relates to the ICC Staff's presentation of independent audit findings reached for PGL's Gas System Modernization Program. The Illinois Attorney General conducted an inquiry into this matter, as well as the veracity of certain allegations included in anonymous letters that the ICC staff received regarding PGL's Gas System Modernization Program. In May 2016, PGL entered into settlement agreements that fully resolved and settled all contested issues with the ICC, the Illinois Attorney General, and the Citizens Utility Board regarding the ICC's investigation of the May 20, 2015, open meeting and all pending Illinois Attorney General inquiries. As part of the settlements, PGL agreed to make payments totaling $18.5 million, the majority of which consisted of voluntary contributions to certain public utility funds, low-income customer funds, and credits to customers.

In December 2015, the ICC ordered a series of stakeholder workshops to evaluate PGL's Gas System Modernization Program. This ICC action did not impact PGL's ongoing work to modernize and maintain the safety of its natural gas distribution system, but it instead provided the ICC with an opportunity to analyze long-term elements of the program through the stakeholder workshops. The workshops are expected to result in an ICC order with final and binding recommendations for PGL's Gas System Modernization Program. The workshops that commenced in January 2016 were completed in March 2016. The ICC staff submitted a report on the workshop process in May 2016. In July 2016, the ICC initiated a proceeding to review, among other things, the planning, reporting and monitoring of the program, including what the target end date for the program should be. This proceeding is expected to result in a final order by the ICC in the first quarter of 2017. We are currently unable to determine what, if any, long-term impact there will be on PGL's Gas System Modernization Program.

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

In November 2015, the MPUC approved an interim rate order, effective January 1, 2016, authorizing a retail natural gas rate increase for MERC of $9.7 million (3.7%). The interim rates reflect a 9.35% ROE and a common equity component average of 50.32%. The interim rate increase is subject to refund pending the final rate order, which is expected by the end of 2016.

Upper Michigan Energy Resources Corporation

In June 2016, we filed a proposal with the MPSC and the PSCW to form Upper Michigan Energy Resources Corporation, a stand-alone utility in the Upper Peninsula of Michigan. This utility will include the electric and natural gas distribution assets of WE and WPS located in the Upper Peninsula. The proposal was filed pursuant to the MPSC's approval of our acquisition of Integrys, whereby we agreed to form a separate Michigan utility company. If approved, we anticipate that the new utility will be created effective January 1, 2017.

06/30/2016 Form 10-Q	26	WEC Energy Group, Inc.

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

Financial Instruments Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently assessing the effects this guidance may have on our financial statements.

06/30/2016 Form 10-Q	27	WEC Energy Group, Inc.

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

Corporate Strategy

Our goal is to continue to create long-term value for our shareholders and our customers by focusing on the following:

Reliability

We have made significant reliability-related investments in recent years, and plan to continue making significant capital investments to strengthen and modernize the reliability of our generation and distribution networks. Below are a few examples of reliability projects that are currently underway.

•
PGL is continuing to work on its Gas System Modernization Program, which primarily involves replacing old cast and ductile iron gas pipes and facilities in the city of Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system.

•
WPS continues work on its System Modernization and Reliability Project, which involves modernizing parts of its electric distribution system by burying or upgrading lines. The project focuses on electric lines that currently have the lowest reliability in its system, primarily in rural areas that are heavily forested.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we received approval from the PSCW to make changes at the Oak Creek Expansion plant to enable the facility to burn coal from the Powder River Basin (PRB) located in the western United States. The coal plant was originally designed to burn coal mined from the eastern United States. This project is expected to create flexibility and should enable the plant to operate at lower costs, placing it in a better position to be called upon in the MISO Energy Markets, resulting in lower fuel costs for our customers.

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

•
Our primary investment opportunities are in three areas: our regulated utility business; our investment in ATC; and our generation plants within our We Power segment. In addition to the projects discussed above, other ongoing projects are discussed in more detail within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

06/30/2016 Form 10-Q	28	WEC Energy Group, Inc.

•	See Note 3, Dispositions, for information on the sale of ITF and the MCPP.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we obtain feedback from our customers is through our "We Care" calls, where employees of our utility subsidiaries contact customers after a completed service call. This program began many years ago at We Energies (the trade name of WE and WG), and is now being rolled out to the Integrys utilities. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance in order to improve customer satisfaction and minimize customer dissatisfaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2016 with the second quarter of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2016	2015	B (W)
Wisconsin	$214.7	$140.4	$74.3
Illinois	22.6	—	22.6
Other states	2.3	—	2.3
We Power	94.1	93.2	0.9
Corporate and other	(1.6)	(67.8)	66.2
Total operating income	332.1	165.8	166.3
Electric transmission	30.9	14.3	16.6
Other income, net	32.4	26.1	6.3
Interest expense	100.1	61.8	(38.3)
Income before income taxes	295.3	144.4	150.9
Income tax expense	113.6	63.2	(50.4)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$181.4	$80.9	$100.5

Diluted earnings per share	$0.57	$0.35	$0.22

Earnings increased $100.5 million during the second quarter of 2016, driven by a $96.4 million increase in earnings due to the inclusion of Integrys's results in 2016 and acquisition costs incurred in 2015. Integrys was acquired on June 29, 2015.

06/30/2016 Form 10-Q	29	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

For the periods presented in this Quarterly Report on Form 10-Q, our Wisconsin operations included operations for both WE and WG for all periods and operations for WPS only in 2016, due to the acquisition of Integrys and its subsidiaries on June 29, 2015.

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$1,097.2	$821.7	$275.5
Fuel and purchased power	343.1	273.9	(69.2)
Total electric margins	754.1	547.8	206.3

Natural gas revenues	207.5	158.2	49.3
Cost of natural gas sold	95.3	79.3	(16.0)
Total natural gas margins	112.2	78.9	33.3

Other operation and maintenance	487.8	368.3	(119.5)
Depreciation and amortization	122.7	86.3	(36.4)
Property and revenue taxes	41.1	31.7	(9.4)
Operating income	$214.7	$140.4	$74.3

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer Class
Residential	2,455.3	1,691.9	763.4
Small commercial and industrial	3,161.4	2,132.6	1,028.8
Large commercial and industrial	3,394.5	2,352.9	1,041.6
Other	40.1	33.8	6.3
Total retail	9,051.3	6,211.2	2,840.1
Wholesale	897.3	286.6	610.7
Resale	1,862.2	1,887.8	(25.6)
Total sales in MWh	11,810.8	8,385.6	3,425.2
Electric Customer Choice*	75.0	66.7	8.3

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	160.4	103.7	56.7
Commercial and industrial	100.9	62.3	38.6
Total retail	261.3	166.0	95.3
Transport	291.0	176.2	114.8
Total sales in therms	552.3	342.2	210.1

06/30/2016 Form 10-Q	30	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather	2016	2015	B(W)
WE and WG (1)
Heating (951 normal)	926	934	(8)
Cooling (157 normal)	196	99	97

WPS (2)
Heating (970 normal)	964	N/A	N/A
Cooling (130 normal)	142	N/A	N/A

(1)	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin Weather Station.

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

Electric utility margins at the Wisconsin segment increased $206.3 million in the second quarter of 2016, related to a $191.2 million margin contribution from WPS and a $15.1 million increase in margins at WE.

The most significant factor impacting the $15.1 million higher electric utility margins at WE was an increase related to higher sales volumes during the second quarter of 2016, primarily driven by warmer weather. As measured by cooling degree days, the second quarter of 2016 was 98.0% warmer than the same period in 2015.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold for our Wisconsin natural gas utilities decreased 25.0% quarter over quarter, which had no impact on margins.

Natural gas utility margins at the Wisconsin segment increased $33.3 million during the second quarter of 2016, related to a $26.5 million margin contribution from WPS and a $6.8 million increase in margins at WE and WG.

The significant factors impacting the $6.8 million higher natural gas utility margins at WE and WG were:

•	A $4.5 million increase related to higher sales volumes in the second quarter of 2016, partially driven by higher use per customer.

•	A $3.2 million margin increase as a result of increased rates, effective January 1, 2016, in the WG PSCW rate order.

Operating Income

Operating income at the Wisconsin segment increased $74.3 million during the second quarter of 2016. This increase was driven by the $239.6 million increase in margins discussed above and was partially offset by $165.3 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). Higher operating expenses were driven by $166.2 million of operating expenses from WPS, partially offset by a $0.9 million decrease in operating expenses at WE and WG in the second quarter of 2016.

06/30/2016 Form 10-Q	31	WEC Energy Group, Inc.

The most significant factor impacting the $0.9 million decrease in operating expenses at WE and WG was a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 3, Dispositions, for more information. Without this gain, operating expenses would have increased $10.0 million, driven by an increase in benefit costs, related in part to stock-based compensation.

Illinois Segment Contribution to Operating Income

Three Months Ended
(in millions)	June 30, 2016
Natural gas revenues	$222.8
Cost of natural gas sold	46.2
Total natural gas margins	176.6

Other operation and maintenance	116.2
Depreciation and amortization	33.1
Property and revenue taxes	4.7
Operating income	$22.6

The following tables provide information on sales volumes by customer class and weather statistics:

Therms (in millions)
Three Months Ended
Natural Gas Sales Volumes	June 30, 2016
Customer Class
Residential	138.6
Commercial and industrial	27.2
Total retail	165.8
Transport	156.7
Total sales in therms	322.5

Degree Days
Three Months Ended
Weather *	June 30, 2016
Heating (689 Normal)	756

*	Normal heating degree days for PGL and NSG are based on a 12-year moving average of monthly total heating degree days at Chicago's O'Hare Airport.

We did not have any operations in Illinois until our acquisition of Integrys on June 29, 2015. Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

PGL and NSG recover certain operating expenses directly through separate riders, resulting in no impact on operating income as increases in operating expenses are offset by equal increases in margins. The following table shows the impact of these riders on margins and operating expenses:

Three Months Ended
(in millions)	June 30, 2016
Environmental cleanup costs	$4.8
Energy efficiency program	3.8
Bad debt rider	4.1
Total increase in margins and operating expenses	$12.7

06/30/2016 Form 10-Q	32	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

Three Months Ended
(in millions)	June 30, 2016
Natural gas revenues	$64.0
Cost of natural gas sold	23.6
Total natural gas margins	40.4

Other operation and maintenance	29.4
Depreciation and amortization	5.2
Property and revenue taxes	3.5
Operating income	$2.3

The following tables provide information on sales volumes by customer class and weather statistics:

Therms (in millions)
Three Months Ended
Natural Gas Sales Volumes	June 30, 2016
Customer Class
Residential	41.7
Commercial and industrial	27.8
Total retail	69.5
Transport	157.1
Total sales in therms	226.6

Degree Days
Three Months Ended
Weather *	June 30, 2016
Heating (865 Normal)	848

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

We Power Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Operating income	$94.1	$93.2	$0.9

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Operating loss	$(1.6)	$(67.8)	$66.2

The operating loss at the corporate and other segment decreased $66.2 million when compared to the second quarter of 2015, driven by $65.0 million of acquisition costs incurred in the second quarter of 2015.

Electric Transmission Segment Operations

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Equity in earnings of transmission affiliate	$30.9	$14.3	$16.6

06/30/2016 Form 10-Q	33	WEC Energy Group, Inc.

Earnings from our ownership interest in ATC increased $16.6 million when compared to the second quarter of 2015, driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys. However, as a result of certain ALJ decisions, we recognized lower earnings during the second quarter of 2016 from our investment in ATC as compared to the same period in 2015. See American Transmission Company Allowed Return on Equity Complaints below for more information on the ALJ decisions.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$7.0	$2.3	$4.7
Gain on asset sales	19.6	20.8	(1.2)
Other, net	5.8	3.0	2.8
Other income, net	$32.4	$26.1	$6.3

Other income, net increased by $6.3 million when compared to the second quarter of 2015. The increase was primarily driven by higher AFUDC due to the inclusion of AFUDC from the Integrys companies subsequent to the acquisition in June 2015. Partially offsetting this increase was a $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest, compared with a $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$100.1	$61.8	$(38.3)

Interest expense increased by $38.3 million, or 62.0%, as compared to the second quarter of 2015. The increase was primarily driven by $33.7 million of interest expense from Integrys and its subsidiaries in 2016. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2016	2015	B (W)
Effective tax rate	38.5%	43.8%	5.3%

The decrease in our effective tax rate was primarily related to a one-time charge of $10.4 million in the second quarter of 2015 to remeasure our state deferred income taxes as a result of the acquisition of Integrys.

06/30/2016 Form 10-Q	34	WEC Energy Group, Inc.

SIX MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

The following table compares our consolidated results for the first six months of 2016 with the first six months of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2016	2015	B (W)
Wisconsin	$542.2	$416.9	$125.3
Illinois	159.6	—	159.6
Other states	34.1	—	34.1
We Power	187.4	185.7	1.7
Corporate and other	(1.9)	(78.0)	76.1
Total operating income	921.4	524.6	396.8
Electric transmission	69.4	30.4	39.0
Other income, net	65.1	29.1	36.0
Interest expense	201.0	121.2	(79.8)
Income before income taxes	854.9	462.9	392.0
Income tax expense	326.7	185.6	(141.1)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$527.6	$276.7	$250.9

Diluted Earnings Per Share	$1.66	$1.21	$0.45

Earnings increased $250.9 million during the first six months of 2016, driven by a $262.9 million increase in earnings due to the inclusion of Integrys's results in 2016 and acquisition costs incurred in 2015. Integrys was acquired on June 29, 2015.

Wisconsin Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$2,214.4	$1,708.4	$506.0
Fuel and purchased power	679.4	571.8	(107.6)
Total electric margins	1,535.0	1,136.6	398.4

Natural gas revenues	670.2	648.4	21.8
Cost of natural gas sold	356.9	395.5	38.6
Total natural gas margins	313.3	252.9	60.4

Other operation and maintenance	979.1	737.4	(241.7)
Depreciation and amortization	245.6	171.7	(73.9)
Property and revenue taxes	81.4	63.5	(17.9)
Operating income	$542.2	$416.9	$125.3

06/30/2016 Form 10-Q	35	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer Class
Residential	5,110.6	3,700.2	1,410.4
Small commercial and industrial	6,348.4	4,357.8	1,990.6
Large commercial and industrial	6,712.8	4,512.0	2,200.8
Other	87.6	72.8	14.8
Total retail	18,259.4	12,642.8	5,616.6
Wholesale	1,753.4	706.6	1,046.8
Resale	4,094.5	3,992.5	102.0
Total sales in MWh	24,107.3	17,341.9	6,765.4
Electric Customer Choice*	139.3	316.7	(177.4)

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	638.2	530.9	107.3
Commercial and industrial	371.7	308.0	63.7
Total retail	1,009.9	838.9	171.0
Transport	671.5	444.1	227.4
Total sales in therms	1,681.4	1,283.0	398.4

	Six Months Ended June 30
	Degree Days
Weather	2016	2015	B(W)
WE and WG (1)
Heating (4,290 normal)	4,031	4,590	(559)
Cooling (158 normal)	196	99	97

WPS (2)
Heating (4,687 normal)	4,402	N/A	N/A
Cooling (131 normal)	142	N/A	N/A

(1)	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin Weather Station.

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

Electric utility margins at the Wisconsin segment increased $398.4 million during the first six months of 2016, related to a $386.4 million margin contribution from WPS and a $12.0 million increase in margins at WE.

06/30/2016 Form 10-Q	36	WEC Energy Group, Inc.

The significant factors impacting the $12.0 million higher electric utility margins at WE were:

•	The expiration of $6.1 million of bill credits refunded to customers in 2015 related to the treasury grant WE received in connection with its biomass facility.

•	A $5.8 million decrease in fly ash removal and fuel handling costs during the first six months of 2016.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold for our Wisconsin natural gas utilities decreased 25.5% period over period, which had no impact on margins.

Natural gas utility margins at the Wisconsin segment increased $60.4 million during the first six months of 2016, related to a $63.6 million margin contribution from WPS, partially offset by a $3.2 million decrease in margins at WE and WG.

The most significant factor impacting the $3.2 million lower natural gas utility margins at WE and WG was a $13.2 million decrease related to lower sales volumes during the first six months of 2016, primarily driven by warmer weather. As measured by heating degree days, the first six months of 2016 were 12.2% warmer than the same period in 2015. This decrease in margins related to sales volumes was partially offset by a $12.9 million margin increase as a result of increased rates, effective January 1, 2016, in the WG PSCW rate order.

Operating Income

Operating income at the Wisconsin segment increased $125.3 million during the first six months of 2016. The increase was driven by the $458.8 million increase in margins discussed above and was partially offset by $333.5 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). Higher operating expenses were driven by $321.6 million of operating expenses from WPS and an $11.9 million increase in operating expenses at WE and WG in the first six months of 2016.

Significant factors impacting the $11.9 million increase in operating expenses at WE and WG were:

•	A $15.1 million increase in benefit costs, related in part to stock-based compensation.

•
A $12.9 million increase in depreciation and amortization, driven by an overall increase in utility plant in service. In November 2015, WG completed the Western Gas lateral project, and WE completed the conversion of the fuel source for VAPP from coal to natural gas.

These increases in operating expenses were partially offset by a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 3, Dispositions, for more information.

Illinois Segment Contribution to Operating Income

Six Months Ended
(in millions)	June 30, 2016
Natural gas revenues	$671.3
Cost of natural gas sold	203.5
Total natural gas margins	467.8

Other operation and maintenance	234.1
Depreciation and amortization	65.9
Property and revenue taxes	8.2
Operating income	$159.6

06/30/2016 Form 10-Q	37	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

Therms (in millions)
Six Months Ended
Natural Gas Sales Volumes	June 30, 2016
Customer Class
Residential	570.2
Commercial and industrial	115.6
Total retail	685.8
Transport	502.6
Total sales in therms	1,188.4

Degree Days
Six Months Ended
Weather *	June 30, 2016
Heating (3,905 Normal)	3,664

*	Normal heating degree days for PGL and NSG are based on a 12-year moving average of monthly total heating degree days at Chicago's O'Hare Airport.

We did not have any operations in Illinois until our acquisition of Integrys on June 29, 2015. Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

PGL and NSG recover certain operating expenses directly through separate riders, resulting in no impact on operating income as increases in operating expenses are offset by equal increases in margins. The following table shows the impact of these riders on margins and operating expenses:

Six Months Ended
(in millions)	June 30, 2016
Environmental cleanup costs	$15.6
Energy efficiency program	12.6
Bad debt rider	7.6
Total increase in margins and operating expenses	$35.8

Other States Segment Contribution to Operating Income

Six Months Ended
(in millions)	June 30, 2016
Natural gas revenues	$212.4
Cost of natural gas sold	102.0
Total natural gas margins	110.4

Other operation and maintenance	59.4
Depreciation and amortization	10.3
Property and revenue taxes	6.6
Operating income	$34.1

06/30/2016 Form 10-Q	38	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

Therms (in millions)
Six Months Ended
Natural Gas Sales Volumes	June 30, 2016
Customer Class
Residential	183.7
Commercial and industrial	115.4
Total retail	299.1
Transport	384.2
Total sales in therms	683.3

Degree Days
Six Months Ended
Weather *	June 30, 2016
Heating (4,476 Normal)	4,079

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

We Power Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Operating income	$187.4	$185.7	$1.7

Corporate and Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Operating loss	$(1.9)	$(78.0)	$76.1

The operating loss at the corporate and other segment decreased $76.1 million when compared to the first six months of 2015, driven by $72.7 million of acquisition costs incurred during the first six months of 2015.

Electric Transmission Segment Operations

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Equity in earnings of transmission affiliate	$69.4	$30.4	$39.0

Earnings from our ownership interest in ATC increased $39.0 million when compared to the first six months of 2015, primarily driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys. However, as a result of certain ALJ decisions, we recognized lower earnings during the first six months of 2016 from our investment in ATC as compared to the same period in 2015. See American Transmission Company Allowed Return on Equity Complaints below for more information on the ALJ decisions.

06/30/2016 Form 10-Q	39	WEC Energy Group, Inc.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	14.0	4.0	10.0
Gain on repurchase of notes	23.6	—	23.6
Gain on asset sales	19.6	20.8	(1.2)
Other, net	7.9	4.3	3.6
Other income, net	$65.1	$29.1	$36.0

Other income, net increased by $36.0 million when compared to the first six months of 2015. The increase was primarily due to the repurchase of a portion of Integrys's 6.11% Junior Notes at a discount in February 2016, as well as higher AFUDC due to the inclusion of AFUDC from the Integrys companies subsequent to the acquisition in June 2015. See Note 6, Long-Term Debt, for more information on the repurchase. Partially offsetting this increase was a $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest, compared with a $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$201.0	$121.2	$(79.8)

Interest expense increased by $79.8 million, or 65.8%, as compared to the first six months of 2015. The increase was primarily driven by $68.5 million of interest expense from Integrys and its subsidiaries in 2016. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2016	2015	B (W)
Effective tax rate	38.2%	40.1%	1.9%

The decrease in our effective tax rate was primarily related to a one-time charge of $10.4 million in the second quarter of 2015 to remeasure our state deferred income taxes as a result of the acquisition of Integrys. We expect our 2016 annual effective tax rate to be between 37.5% and 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2016	2015	Change in 2016 Over 2015
Cash provided by (used in)
Operating activities	$1,224.1	$716.5	$507.6
Investing activities	(449.1)	(1,679.2)	1,230.1
Financing activities	(792.7)	1,115.2	(1,907.9)

Operating Activities

Net cash provided by operating activities increased $507.6 million during the first six months of 2016. This increase was driven by $466.6 million of net cash flows from the operating activities of Integrys, which excludes payments related to the WEC Energy Group income tax allocation agreement. See Note 2, Acquisition, for more information on the acquisition of Integrys.

06/30/2016 Form 10-Q	40	WEC Energy Group, Inc.

The remaining $41.0 million increase in net cash provided by operating activities was related to the legacy Wisconsin Energy Corporation companies and was driven by:

•	A $200.3 million increase in cash from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season.

•
An $88.5 million decrease in contributions and payments to our pension and OPEB plans. We did not make any contributions to our qualified pension plans during the first six months of 2016, compared with contributions of $100.0 million during the same period in 2015.

The increase in net cash provided by operating activities from the legacy Wisconsin Energy Corporation companies was partially offset by a $260.5 million decrease in cash related to lower overall collections from customers. Collections from customers decreased because of lower commodity prices and warmer weather during the 2016 heating season.

Investing Activities

Net cash used in investing activities decreased $1,230.1 million during the first six months of 2016, driven by:

•	An investment of $1,329.4 million in June 2015 related to the acquisition of Integrys, which is net of cash acquired of $156.3 million. See Note 2, Acquisition, for more information.

•	A $139.8 million increase in the proceeds received from the sale of certain assets and businesses during the first six months of 2016. See Note 3, Dispositions, for more information.

These decreases in net cash used in investing activities were partially offset by a $250.7 million increase in capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2016	2015	Change in 2016 Over 2015
Wisconsin	$400.5	$356.6	$43.9
Illinois	137.1	—	137.1
Other states	22.7	—	22.7
We Power	24.3	5.8	18.5
Corporate and other	34.1	5.6	28.5
Total capital expenditures	$618.7	$368.0	$250.7

The increase in cash paid for capital expenditures at the Wisconsin segment during the first six months of 2016 was due to the inclusion of WPS. WPS's capital expenditures of $154.1 million during the first six months of 2016 related to the ReACTTM emission control technology project at Weston Unit 3, a combustion turbine project at the Fox Energy Center, and the System Modernization and Reliability Project. Partially offsetting this increase were lower capital expenditures for WG's Western Gas Lateral project and WE's coal to natural gas conversion project at VAPP, both of which were completed in November 2015.

The cash paid for capital expenditures at the Illinois segment include PGL's and NSG's projects during the first six months of 2016. PGL continues to incur significant capital expenditures related to PGL's Gas System Modernization Program.

The cash paid for capital expenditures at the other states segment include MERC's and MGU's projects during the first six months of 2016.

The increase in cash paid for capital expenditures at the corporate and other segment during the first six months of 2016 was driven by an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries and a project to implement a new enterprise resource planning system.

See Significant Capital Projects below for more information.

06/30/2016 Form 10-Q	41	WEC Energy Group, Inc.

Financing Activities

Net cash from financing activities decreased $1,907.9 million during the first six months of 2016, driven by:

•	Long-term debt issuances of $1,450.0 million during the first six months of 2015, of which $1,200.0 million related to the acquisition of Integrys.

•
A $230.2 million increase in the retirement of long-term debt during the first six months of 2016, primarily at Integrys and its subsidiaries. In February 2016, we repurchased a portion of Integrys's 6.11% Junior Notes at a discount.

•
A $121.9 million increase in dividends paid on common stock during the first six months of 2016 due to the issuance of 90.2 million shares of our common stock in June 2015 as a result of the Integrys acquisition and increases to our quarterly dividend rate.

•	A $62.2 million increase in cash used to purchase shares of our common stock during the first six months of 2016 to satisfy requirements of certain stock-based employee benefit and compensation plans.

•	A $61.5 million increase in the repayment of commercial paper during the first six months of 2016.

Significant Financing Activities

For more information on our financing activities, see Note 5, Short-Term Debt and Lines of Credit, and Note 6, Long-Term Debt.

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

The following table shows our capitalization structure as of June 30, 2016, as well as an adjusted capitalization structure that we believe is consistent with how the rating agencies currently view our 2007 6.25% Series A Junior Subordinated Notes due 2067, Integrys's 6.11% Junior Notes, and Integrys's 2013 6.00% Junior Subordinated Notes due 2073 (collectively, Junior Notes):

(in millions)	Actual	Adjusted
Common equity	$8,833.5	$9,340.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	8,997.9	8,490.5
Short-term debt	927.8	927.8
Total capitalization	$18,789.6	$18,789.6

Total debt	$9,925.7	$9,418.3

Ratio of debt to total capitalization	52.8%	50.1%

06/30/2016 Form 10-Q	42	WEC Energy Group, Inc.

Included in long-term debt on our balance sheet as of June 30, 2016, is $1,014.9 million aggregate principal amount of Junior Notes. The adjusted presentation attributes $507.4 million of the Junior Notes to common equity and $507.5 million to long-term debt. We believe this presentation is consistent with the 50% equity credit that the majority of rating agencies currently attribute to the Junior Notes.

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

See Note 6, Long-Term Debt, for more information on our long-term debt.

As of June 30, 2016, WE was the obligor under two series of tax-exempt pollution control refunding bonds with a combined outstanding principal amount of $147.0 million. In August 2009, WE terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. WE purchased the bonds at par plus accrued interest to the date of purchase. As of June 30, 2016, the repurchased bonds were still outstanding but were not reported in our long-term debt since they were held by WE. One of the bond series, with an outstanding principal amount of $67.0 million, matured on August 1, 2016. Depending on market conditions and other factors, WE may change the method used to determine the interest rate on the other bond series and have it remarketed to third parties.

Working Capital

As of June 30, 2016, our current liabilities exceeded our current assets by approximately $371.2 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings and/or Baa3 at Moody's Investors Service (Moody's). We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2016, Moody's, among other actions, affirmed the ratings of WE (senior unsecured, A1; commercial paper, P-1), WPS (senior unsecured, A1; commercial paper, P-1), WG (senior unsecured, A1; commercial paper, P-1), and Elm Road Generating Station Supercritical, LLC (senior secured, A1). Moody's also changed the rating outlook for these companies from stable to negative. The change in rating outlook was due to the absence of certain automatic recovery mechanisms in Wisconsin. We do not believe this change in rating outlook will have a material impact on our ability to access capital markets.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

06/30/2016 Form 10-Q	43	WEC Energy Group, Inc.

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

WPS is also continuing work on the System Modernization and Reliability Project. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. WPS expects to invest approximately $45 million annually through 2018.

PGL is continuing work on the Gas System Modernization Program, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved qualifying infrastructure plant rider, which is in effect through 2023. PGL expects to invest between $250 million and $280 million annually through 2018.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $317 million from 2016 through 2018.

Common Stock Dividends

Our current quarterly dividend rate is $0.4950 per share, which equates to an annual dividend of $1.98 per share.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 5, Short-Term Debt and Lines of Credit, Note 10, Guarantees, and Note 15, Variable Interest Entities.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2015 Annual Report on Form 10-K.

06/30/2016 Form 10-Q	44	WEC Energy Group, Inc.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources of our 2015 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2015 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of these deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
In June 2016, the PSCW approved deferral of costs related to WPS's ReACT™ project above the originally authorized $275.0 million level through 2017. WPS will be required to obtain a separate approval for collection of these deferred costs. See Significant Capital Projects for more information on ReACT™.

•
Prior to the acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2016, none of the costs for this project have been disallowed in rate proceedings. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the Qualifying Infrastructure Plant rider as a recovery mechanism for costs incurred related to investments in qualifying infrastructure plant. This rider is subject to an annual audit proceeding whereby costs are reviewed for accuracy and prudency. No schedule has been set for the 2015 audit proceeding. The ALJ has placed the 2014 audit proceeding on a stay, pending resolution of the ICC ordered stakeholder workshops and the ICC investigative docket regarding anonymous letters it received, both related to PGL's Gas System Modernization Program. Although schedules have not been set for the audit proceedings, discovery continues for both the 2014 and 2015 audits. As of June 30, 2016, there can be no assurance that all costs incurred under the Qualifying Infrastructure Plant rider will be recoverable.

See Note 18, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the CAIR. The purpose of the CSAPR was to limit the interstate transport of emissions of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind

06/30/2016 Form 10-Q	45	WEC Energy Group, Inc.

states through a proposed allocation plan and allowance trading scheme. The rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit Court of Appeals, and CAIR was implemented during the stay period. In August 2012, the D.C. Circuit Court of Appeals issued a ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the Supreme Court. In April 2014, the Supreme Court issued a decision largely upholding CSAPR and remanded it to the D.C. Circuit Court of Appeals for further proceedings. In October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. Phase I emissions budgets applied in 2015 and also apply in 2016, and Phase 2 emissions budgets will apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and plans to issue a final rule by the end of 2016. Starting in 2017, this proposed rule would reduce the ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States. In this rule, the EPA is proposing to update Phase II CSAPR NOx ozone season budgets for electric generating units in the 23 states. An approximate 60% reduction in NOx emissions is proposed for Wisconsin, and an approximate 29% reduction is proposed for Michigan, beginning in May 2017. Additional investments in controls and/or shifts in generation may be required depending upon the final outcome of the rule.

See Note 16, Commitments and Contingencies, for a discussion of additional environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

American Transmission Company Allowed Return on Equity Complaints

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized ROE is 12.2%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 12, 2013. The FERC conducted hearings in August 2015, and the ALJ issued an initial decision in December 2015. The ALJ's initial decision recommended that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The ALJ's recommendation is not binding on the FERC and applies to revenues collected from November 12, 2013, through February 11, 2015. A FERC order related to this complaint is expected during the fourth quarter of 2016.

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. The FERC conducted hearings in February 2016 with respect to this second complaint, and the ALJ issued an initial decision in June 2016. The ALJ's initial decision recommended that ATC and all other MISO transmission owners be authorized to collect a base ROE of 9.7%, as well as the 0.5% incentive adder approved for MISO transmission owners. The ALJ's initial decision is not binding on the FERC and applies to revenues collected from February 12, 2015, through May 11, 2016. A FERC order related to this complaint is expected during the second quarter of 2017.

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

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Based on the ALJ initial decisions, we recognized lower earnings during the first six months of 2016 from our investment in ATC as compared with the same period in 2015.

06/30/2016 Form 10-Q	46	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 8, Fair Value Measurements, Note 9, Derivative Instruments, and Note 10, Guarantees, in this report for information concerning our market risk exposures.

06/30/2016 Form 10-Q	47	WEC Energy Group, Inc.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective: (i) in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2016 Form 10-Q	48	WEC Energy Group, Inc.

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

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions between WPS and the federal natural resource trustees to resolve WPS's alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. WPS was originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. We are currently in settlement discussions with the Department of Justice, but we do not expect this matter to have a material impact on our financial statements. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2015. See Item 1A. Risk Factors in Part I of our 2015 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2016:

Issuer Purchases of Equity Securities

2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31 *	23,400	58.33	—	$—
June 1 – June 30	—	—	—	$—
Total	23,400	$58.33	—

*	All shares reported during May were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

06/30/2016 Form 10-Q	49	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016.

	10.2	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2016.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2016 Form 10-Q	50	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2016	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2016 Form 10-Q	51	WEC Energy Group, Inc.