Form 10-K
period 2016-12-31
WEC ENERGY GROUP, INC.
filed 2017-02-28
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ]    No [X]

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $20.6 billion based upon the reported closing price of such securities as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2017):

Common Stock, $.01 par value, 315,587,523 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 4, 2017, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

2016 Form 10-K	i	WEC Energy Group, Inc.

2016 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bostco	Bostco LLC
DATC	Duke-American Transmission Company
ERGSS	Elm Road Generating Station Supercritical, LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
ITF	Integrys Transportation Fuels, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WECC	Wisconsin Energy Capital Corporation
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

2016 Form 10-K	iii	WEC Energy Group, Inc.

Environmental Terms
Act 141	2005 Wisconsin Act 141
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm (One Dth equals one million Btu)
MDth	One thousand Dekatherms
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
6.11% Junior Notes	Integrys's 2006 6.11% Junior Subordinated Notes Due 2066
ALJ	Administrative Law Judge
ARRs	Auction Revenue Rights
CNG	Compressed Natural Gas
Compensation Committee	Compensation Committee of the Board of Directors
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
MCPP	Milwaukee County Power Plant
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys Energy Group, Inc. and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Omnibus Stock Incentive Plan	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization

2016 Form 10-K	iv	WEC Energy Group, Inc.

SMP	Gas System Modernization Program
SMRP	System Modernization and Reliability Project
SSR	System Support Resource
Supreme Court	United States Supreme Court
Treasury Grant	Section 1603 Renewable Energy Treasury Grant
VAPP	Valley Power Plant

2016 Form 10-K	v	WEC Energy Group, Inc.

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

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances;

2016 Form 10-K	1	WEC Energy Group, Inc.

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•
The direct or indirect effect on our business resulting from terrorist incidents, the threat of terrorist incidents, and cyber security intrusion, including the failure to maintain the security of personally identifiable information, the associated costs to protect our assets and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•	The financial performance of ATC and its corresponding contribution to our earnings, as well as the ability of ATC and DATC to obtain the required approvals for their transmission projects;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to the Integrys acquisition;

•	The risk associated with the values of goodwill and other intangible assets and their possible impairment;

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

2016 Form 10-K	2	WEC Energy Group, Inc.

PART I

ITEM 1. BUSINESS

A. INTRODUCTION

In this report, when we refer to "us," "we," "our," or "ours," we are referring to WEC Energy Group, Inc. The term "utility" refers to the regulated activities of the electric and natural gas utility companies, while the term "non-utility" refers to the activities of the electric and natural gas utility companies that are not regulated, as well as We Power. The term "nonregulated" refers to activities at WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Bostco, Wisvest, WECC, WBS, PDL, and ITF (prior to the sale of this business in the first quarter of 2016). References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about our business operations, including financial and geographic information about each reportable business segment, see Note 24, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. Our wholly owned subsidiaries provide regulated natural gas and electricity, as well as nonregulated renewable energy. Another subsidiary, ITF, provided CNG products and services prior to its sale in the first quarter of 2016. See Note 3, Dispositions, for more information on this sale. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2016, we had six reportable segments which are discussed below. For additional information about our reportable segments, see Note 24, Segment Information.

Acquisition

On June 29, 2015, Wisconsin Energy Corporation acquired 100% of the outstanding common shares of Integrys and changed its name to WEC Energy Group, Inc. For additional information on this acquisition, see Note 2, Acquisitions.

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

B. UTILITY ENERGY OPERATIONS

Wisconsin Segment

Electric Utility Operations

For the periods presented in this Annual Report on Form 10-K, our electric utility operations included operations of WE for all periods and operations for WPS beginning July 1, 2015, due to the acquisition of Integrys and its subsidiaries. WE, which is the largest electric utility in the state of Wisconsin, generates and distributes electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin, and serves an iron ore mine owned by Tilden Mining Company (Tilden) in the Upper Peninsula of Michigan. For more information on the mine, see the discussion below under the heading "Large Electric Retail Customers." WPS generates and distributes electric energy to customers located in northeastern Wisconsin.

2016 Form 10-K	3	WEC Energy Group, Inc.

Through December 31, 2016, WE and WPS serviced electric customers in the Upper Peninsula of Michigan. Effective January 1, 2017, WE and WPS transferred their electric customers and electric distribution assets located in the Upper Peninsula of Michigan to UMERC, a new stand-alone utility. More information about UMERC is included at the end of the Wisconsin Segment section, under the heading "Upper Michigan Energy Resources Corporation." The operations of UMERC will continue to be reported as a part of the Wisconsin segment.

Operating Revenues

The following table shows electric utility operating revenues, including steam operations, for the past three years:

	Year Ended December 31
(in millions)	2016	2015 (1)	2014
Operating revenues
Residential	$1,620.7	$1,398.5	$1,199.3
Small commercial and industrial (2)	1,418.1	1,235.7	1,054.3
Large commercial and industrial (2)	949.5	858.8	640.7
Other	29.8	26.9	23.0
Total retail revenues (2)	4,018.1	3,519.9	2,917.3
Wholesale	231.2	181.4	131.9
Resale	247.1	248.7	264.1
Steam	27.2	41.0	44.1
Other operating revenues (3)	104.5	77.5	87.8
Total operating revenues (2)	$4,628.1	$4,068.5	$3,445.2

(1)	Includes the operations of WPS beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015.

(2)	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(3)
Includes SSR revenue, amounts collected from (refunded to) customers for certain fuel and purchased power costs that exceed a 2% price variance from costs included in rates, and other revenues, partially offset by revenues from the mines that are being deferred until a future rate proceeding. For more information, see the discussion below under the heading "Large Electric Retail Customers."

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail and wholesale customers and distribution sales to those customers who switched to an alternative electric supplier. In 2016, retail electric revenues accounted for 86.8% of total electric operating revenues, while wholesale and resale electric revenues accounted for 10.3% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Wisconsin Segment Contribution to Operating Income for information on MWh sales by customer class.

Our electric utilities are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities.

Our electric utilities buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets, compared to our competitors, affects how often our generating units are dispatched and how we buy and sell power. For more information, see Item 1. Business – D. Regulation.

Steam Sales

WE has a steam utility that generates, distributes, and sells steam supplied by VAPP to customers in metropolitan Milwaukee, Wisconsin. Steam is used by customers for processing, space heating, domestic hot water, and humidification. Annual sales of steam fluctuate from year to year based on system growth and variations in weather conditions. In April 2016, we sold the MCPP steam generation and distribution assets, located in Wauwatosa, Wisconsin. MCPP primarily provided steam to the Milwaukee Regional Medical Center hospitals and other campus buildings. See Note 3, Dispositions, for more information.

2016 Form 10-K	4	WEC Energy Group, Inc.

Electric Sales Forecast

Our service territory experienced increased weather-normalized retail electric sales in 2016 due to both positive customer growth as well as the retirement of some customer generation as a result of EPA regulations. However, we currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to remain relatively flat over the next five years, assuming normal weather. The associated electric peak demand is expected to grow at a rate of approximately 0.1% over the next five years, also assuming normal weather. The expected decline in retail electric sales volumes is due in part to the closing of a large industrial customer at the end of 2016 and continued energy conservation by our customers.

Customers

	Year Ended December 31
(in thousands)	2016	2015	2014
Electric customers – end of year
Residential	1,421.7	1,414.1	1,015.0
Small commercial and industrial	171.1	171.1	115.4
Large commercial and industrial	0.9	1.0	0.7
Other	3.0	3.1	2.5
Total electric customers – end of year	1,596.7	1,589.3	1,133.6

Electric customers – average	1,593.1	1,584.4	1,130.7
Steam customers – average	0.4	0.4	0.4

Large Electric Retail Customers

We provide electric utility service to a diversified base of customers in such industries as paper, governmental, food products, foundry, mining, health services, printing, and retail. In February 2015, our largest retail electric customers, two iron ore mines located in the Upper Peninsula of Michigan, returned as customers after choosing an alternative electric supplier in September 2013. For more information on alternative electric suppliers, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Industry Restructuring. WE entered into a contract with each of the mines to provide full requirements electric service through December 31, 2019. Since 2015, we have been deferring, and expect to continue to defer, the revenue less costs of sales from the mine sales and will apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding.

In 2016, one of the iron ore mines closed, and the related contract for full requirements electric service was terminated. In August 2016, we entered into a new agreement with the owner of the remaining mine under which it will purchase electric power from UMERC for 20 years. The agreement also calls for UMERC to construct and operate certain natural gas-fired generation located in the Upper Peninsula of Michigan. The remaining iron ore mine will continue to receive full requirements electric service from WE under the existing contract, as discussed above, until UMERC's proposed generation solution in the Upper Peninsula of Michigan begins commercial operation. See Note 22, Regulatory Environment, for more information, as well as the discussion under the heading "Upper Michigan Energy Resources Corporation" below.

Wholesale Customers

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers. Wholesale sales accounted for 7.4%, 6.0%, and 5.3% of total electric energy sales during 2016, 2015, and 2014, respectively. Wholesale revenues accounted for 5.0%, 4.5%, and 3.8% of total electric operating revenues during 2016, 2015, and 2014, respectively.

Resale

The majority of our sales for resale are sold to one RTO, MISO, at market rates based on availability of our generation and RTO demand. Resale sales accounted for 17.5%, 20.9%, and 18.5% of total electric energy sales during 2016, 2015, and 2014, respectively. Resale revenues accounted for 5.3%, 6.1%, and 7.7% of total electric operating revenues during 2016, 2015, and 2014, respectively. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

2016 Form 10-K	5	WEC Energy Group, Inc.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to maintain a stable, reliable, and affordable supply of electricity. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements, including the Point Beach power purchase agreement discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess capacity into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power.

Our rated capacity by fuel type as of December 31 is shown below. For more information on our electric generation facilities, see Item 2. Properties.

	Rated Capacity in MW (1)
	2016	2015	2014
Coal	4,933	4,955	3,707
Natural gas:
Combined cycle	1,697	1,636	1,082
Steam turbine (2)	320	305	118
Natural gas/oil peaking units (3)	1,413	1,412	962
Renewables (4)	273	269	155
Total rated capacity	8,636	8,577	6,024

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

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2017:

	Estimate	Actual
	2017	2016	2015	2014
Company-owned generation units:
Coal	51.3%	45.7%	51.5%	55.2%
Natural gas:
Combined cycle	11.3%	18.2%	14.6%	8.7%
Steam turbine	0.7%	0.9%	1.2%	0.2%
Natural gas/oil peaking units	0.2%	1.1%	0.6%	0.2%
Renewables	4.1%	3.9%	3.4%	3.8%
Total company-owned generation units	67.6%	69.8%	71.3%	68.1%
Power purchase contracts:
Nuclear	18.1%	17.5%	20.5%	25.4%
Natural gas	1.4%	1.7%	1.4%	2.1%
Renewables	3.2%	2.8%	1.5%	2.7%
Other	1.6%	2.1%	3.5%	0.9%
Total power purchase contracts	24.3%	24.1%	26.9%	31.1%
Purchased power from MISO	8.1%	6.1%	1.8%	0.8%
Total purchased power	32.4%	30.2%	28.7%	31.9%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

2016 Form 10-K	6	WEC Energy Group, Inc.

Coal-Fired Generation

Our coal-fired generation consists of eight operating plants with a rated capacity of 4,933 MW as of December 31, 2016. For more information about our operating plants, see Item 2. Properties.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of nine operating plants, including peaking units, with a rated capacity of 3,250 MW as of December 31, 2016. For more information about our operating plants, see Item 2. Properties.

Oil-Fired Generation

Fuel oil is used for combustion turbines at certain of our natural gas-fired plants as well as for ignition and flame stabilization at one of our coal-fired plants. Our oil-fired generation had a rated capacity of 180 MW as of December 31, 2016. We also have natural gas-fired peaking units with a rated capacity of 1,221 MW, which have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our operating plants, see Item 2. Properties.

Renewable Generation

In order to comply with renewable energy legislation in Wisconsin and Michigan, our electric utilities meet a portion of their electric generation supply with various renewable energy resources.

Hydroelectric

Our hydroelectric generating system consists of 30 operating plants with a total installed capacity of 171 MW and a rated capacity of 150 MW as of December 31, 2016. All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Wind

We have six wind sites, consisting of 280 turbines, with an installed capacity of 447 MW and a rated capacity of 73 MW as of December 31, 2016.

Biomass

We have a biomass-fueled power plant at a Rothschild, Wisconsin paper mill site. Wood waste and wood shavings are used to produce a rated capacity of approximately 50 MW of electric power as well as steam to support the paper mill's operations. Fuel for the power plant is supplied by both the paper mill and through contracts with biomass suppliers.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 15.2% reserve margin requirement for the planning year from June 1, 2016, through May 31, 2017. Although MISO's short-term reserve margin changes from year-to-year, fluctuations are typically less than 0.5%. The MPSC does not have minimum guidelines for future supply reserves.

We had adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during 2016 and expect to have adequate capacity to meet the planning reserve margin requirements during 2017. However, extremely hot weather, unexpected equipment failure or unavailability across the 15-state MISO footprint could require us to call upon load management procedures. Load management procedures allow for the reduction of energy use through agreements with customers to directly shut off their equipment or through interruptible service, where customers agree to reduce their load in the case of an emergency interruption.

2016 Form 10-K	7	WEC Energy Group, Inc.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see Item 1. Business – D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type were as follows for the years ended December 31:

	2016	2015	2014
Coal	$23.09	$25.57	$27.68
Natural gas combined cycle	18.79	17.66	40.64
Natural gas/oil peaking units	45.08	56.99	129.83
Purchased power	40.11	43.50	47.47

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

WE and WPS both have a PSCW-approved hedging program that allows them to hedge up to 75% of their potential risks related to fuel surcharge exposure. WE and WPS also have a program that allows them to hedge up to 75% of their estimated natural gas use for electric generation in order to help manage their natural gas price risk. These hedging programs are generally implemented on a 36-month forward-looking basis. The results of all of these programs are reflected in the average costs of natural gas and purchased power.

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming, as well as from various other states. For 2017, approximately 76% of our total projected coal requirements of approximately 14 million tons are contracted under fixed-price contracts. See Note 18, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2017	10,664
2018	7,968
2019	4,032

Coal Deliveries

All of our 2017 coal requirements are expected to be shipped by our owned or leased unit trains under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming, Pennsylvania, and Montana. The coal is transported by train to our rail-served electric-generating facilities and to dock storage in Superior, Wisconsin, until needed by our lake vessel-served facilities. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

2016 Form 10-K	8	WEC Energy Group, Inc.

Midcontinent Independent System Operator Costs

In connection with its status as a FERC approved RTO, MISO developed and operates the MISO Energy Markets, which include its bid-based energy market and ancillary services market. We are participants in the MISO Energy Markets. For more information on MISO, see Item 1. Business – D. Regulation.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. As of December 31, 2016, our power purchase commitments with unaffiliated parties for the next five years are 1,444 MW per year. This amount includes 1,033 MW per year related to a long-term power purchase agreement for electricity generated by Point Beach.

Other Matters

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. Our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, WE did not require public appeals for conservation, and it did not interrupt or curtail service to non-firm customers who participate in load management programs. In addition, WPS did not require any public appeals for conservation, and it did not interrupt or curtail service to non-firm customers who participate in load management programs for capacity reasons. However, WPS did have service curtailments for economic interruptions. Economic interruptions are declared during times in which the price of electricity in the regional market significantly exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price which exceeds the tariff rate.

Competition

Our electric utilities face competition from various entities and other forms of energy sources available to customers, including self-generation by large industrial customers and alternative energy sources. Our electric utilities compete with other utilities for sales to municipalities and cooperatives as well as with other utilities and marketers for wholesale electric business.

For more information on competition in our service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Industry Restructuring.

Environmental Matters

For information regarding environmental matters, especially as they relate to coal-fired generating facilities, see Note 18, Commitments and Contingencies.

Natural Gas Utility Operations

For the periods presented in this Annual Report on Form 10-K, our Wisconsin natural gas utility operations include WG's and WE's natural gas operations for all periods and WPS's natural gas operations, including in the Upper Peninsula of Michigan, beginning July 1, 2015, due to the acquisition of Integrys and its subsidiaries.

Effective January 1, 2017, WPS natural gas customers and natural gas distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC. More information about UMERC is included at the end of the Wisconsin segment section, under the heading Upper Michigan Resources Corporation.

We are authorized to provide retail natural gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. We also transport customer-owned natural gas. Together our natural gas distribution utilities are the largest in Wisconsin, and we operate throughout the state, including the City of Milwaukee and surrounding areas, northeastern Wisconsin, and in large areas of both central and western Wisconsin.

2016 Form 10-K	9	WEC Energy Group, Inc.

Natural Gas Utility Operating Statistics

The following table shows certain natural gas utility operating statistics at our Wisconsin segment for the past three years:

	Year Ended December 31
	2016	2015 (1)	2014
Operating revenues (in millions)
Residential	$763.2	$696.2	$925.3
Commercial and industrial	355.3	332.8	506.0
Total retail revenues	1,118.5	1,029.0	1,431.3
Transport	69.7	62.8	54.2
Other operating revenues (2)	(10.6)	30.8	10.6
Total	$1,177.6	$1,122.6	$1,496.1

Customers – end of year (in thousands)
Residential	1,311.0	1,299.7	993.9
Commercial and industrial	124.3	123.4	93.3
Transport	2.6	2.6	1.8
Total customers	1,437.9	1,425.7	1,089.0

Customers – average (in thousands)	1,429.8	1,417.8	1,081.5

(1)	Includes the operations of WPS beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015.

(2)	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

Natural Gas Deliveries

Our gas therm deliveries include customer-owned transported natural gas. Transported natural gas accounted for approximately 43.9% of the total volumes delivered during 2016, 41.8% during 2015, and 36.1% during 2014. Our peak daily send-out during 2016 was 23.5 million therms on January 18, 2016.

Large Natural Gas Customers

We provide natural gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include governmental, food products, education, real estate, and metals. Fuel used for WE's electric generation represents our largest transportation customer. Natural gas therms delivered to WE for electric generation represented 15.3% of total volumes delivered during each of 2016 and 2015, and 9.3% during 2014.

Natural Gas Sales Forecast

Our combined service territories in Wisconsin experienced growth in weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2016 due to positive customer growth, an improving economy, and favorable natural gas prices. We currently forecast retail natural gas delivery volumes to grow at a rate between flat and 0.5% over the next five years, assuming normal weather. The forecast projects positive customer growth being offset by energy efficiency.

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 18, Commitments and Contingencies.

2016 Form 10-K	10	WEC Energy Group, Inc.

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

In January 2017, we signed an agreement for the acquisition of a natural gas storage facility in Michigan that would provide approximately one-third of the storage needs for our Wisconsin natural gas utilities. See Note 2, Acquisitions, for more information on this transaction.

Term Natural Gas Supply

We have contracts for firm supplies with terms of 3–5 months with suppliers for natural gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin natural gas utilities' forecasted design peak-day throughput is 31.2 million therms for the 2016 through 2017 heating season.

Secondary Market Transactions

Pipeline and storage capacity and natural gas supplies under contract can be resold in secondary markets. As local distribution companies, our Wisconsin natural gas utilities must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and natural gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to customers, subject to our approved GCRMs. During 2016, we continued to participate in the secondary markets. For information on the GCRMs, see Note 1(d), Revenues and Customer Receivables.

Spot Market Natural Gas Supply

We expect to continue to make natural gas purchases in the spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase natural gas in the spot market.

Hedging Natural Gas Supply Prices

WE and WG have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand using a mix of NYMEX-based natural gas options and futures contracts. WPS has PSCW approval to hedge up to 67% of planned winter demand using a combination of planned withdrawals from storage and NYMEX financial instruments. These approvals allow these companies to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to customers through their respective GCRMs. Hedge targets (volumes) are provided annually to the PSCW as part of each company's three-year natural gas supply plan and risk management filing.

2016 Form 10-K	11	WEC Energy Group, Inc.

To the extent that opportunities develop and physical supply operating plans are supportive, WE, WG, and WPS also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward-market price differentials. These approvals provide for 100% of the related proceeds to accrue to these companies' respective GCRMs.

Seasonality

Since the majority of our customers use natural gas for heating, customer use is sensitive to weather and is generally higher during the winter months. Accordingly, we are subject to some variations in earnings and working capital throughout the year as a result of changes in weather.

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

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. A number of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternative fuels. We are allowed to offer lower-priced natural gas sales and transportation services to dual-fuel customers. Under natural gas transportation agreements, customers purchase natural gas directly from natural gas marketers and arrange with interstate pipelines and us to have the natural gas transported to their facilities. We earn substantially the same operating income whether we sell and transport natural gas to customers or only transport their natural gas.

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

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC became operational effective January 1, 2017, and WE and WPS transferred customers and property, plant, and equipment as of that date. WE transferred approximately 27,500 retail electric customers and 50 electric distribution-only customers to UMERC, along with approximately 2,500 miles of electric distribution lines. WPS transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. WE and WPS also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The estimated net book value of the property, plant, and equipment transferred to UMERC from WE and WPS as of January 1, 2017, was $83 million and $19 million, respectively. This transaction was a non-cash equity transfer between entities under common control, and therefore, did not result in a gain or loss recognized.

UMERC obtains its energy through the MISO Energy Markets and meets its market obligations through power purchase agreements with WE and WPS. The new utility has also proposed a long-term generation solution for electric reliability in the region. See Note 22, Regulatory Environment, for more information. The Tilden Mining Company will remain a customer of WE until this new generation begins commercial operation.

2016 Form 10-K	12	WEC Energy Group, Inc.

Illinois Segment

Our Illinois segment includes the natural gas utility operations of PGL and NSG. PGL and NSG, both Illinois corporations, began operations in 1855 and 1900, respectively. We acquired PGL and NSG as a result of the acquisition of Integrys on June 29, 2015. Our customers are located in Chicago and the northern suburbs of Chicago.

Illinois Utilities Operating Statistics

The following table shows certain Illinois utility operating statistics since the acquisition of Integrys.

	Year Ended December 31
	2016	2015 *
Operating revenues (in millions)
Residential	$839.2	$309.8
Commercial and industrial	136.5	50.4
Total retail revenues	975.7	360.2
Transport	239.4	97.1
Other operating revenues	27.1	46.1
Total	$1,242.2	$503.4

Customers – end of year (in thousands)
Residential	846.8	838.2
Commercial and industrial	47.1	46.2
Transport	109.5	107.8
Total customers	1,003.4	992.2

Customers – average (in thousands)	1,005.3	982.3

*	Includes the operations of PGL and NSG beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015.

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

2016 Form 10-K	13	WEC Energy Group, Inc.

reservoir. Title to the natural gas does not transfer to us. We recognize service fees associated with the natural gas hub services provided to wholesale customers. These service fees reduce the cost of natural gas and services charged to retail customers in rates.

We had adequate capacity to meet all firm natural gas demand obligations during 2016 and expect to have adequate capacity to meet all firm demand obligations during 2017. Our Illinois utilities' forecasted design peak-day throughput is 24.4 million therms for the 2016 through 2017 heating season.

Gas System Modernization Program

PGL is continuing work on the SMP, a project that began in 2011 under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved Qualifying Infrastructure Plant rider, which is in effect through 2023. For information on investigations related to the SMP, see Note 22, Regulatory Environment.

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

2016 Form 10-K	14	WEC Energy Group, Inc.

Other States Utilities Operating Statistics

The following table shows certain other states utility operating statistics since the acquisition of Integrys.

	Year Ended December 31
	2016	2015 *
Operating revenues (in millions)
Residential	$209.3	$67.6
Commercial and industrial	110.7	38.8
Total retail revenues	320.0	106.4
Transport	31.7	11.5
Other operating revenues	24.8	31.4
Total	$376.5	$149.3

Customers – end of year (in thousands)
Residential	348.1	345.8
Commercial and industrial	34.1	33.8
Transport	24.8	23.0
Total customers	407.0	402.6

Customers – average (in thousands)	402.8	401.5

*	Includes the operations of MERC and MGU beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015.

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

We own a storage field (Partello in Michigan) and contract with various other underground storage service providers for additional storage services. Storage allows us to manage significant changes in daily natural gas demand and to purchase steady levels of natural gas on a year-round basis, which provides a hedge against supply cost volatility. We contract with local distribution companies and interstate pipelines to purchase firm transportation services. We believe that having multiple pipelines that serve our natural gas service territory benefits our customers by improving reliability, providing access to a diverse supply of natural gas, and fostering competition among these service providers. These benefits can lead to favorable conditions for our other states utilities when negotiating new agreements for transportation and storage services. Our other states utilities further reduce their supply cost volatility through the use of financial instruments, such as commodity futures, swaps, and options as part of their hedging programs. MERC hedges up to 30% of planned winter demand using NYMEX financial instruments. MGU hedges up to 20% of its planned annual purchases using NYMEX financial instruments.

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities segment is 8.7 million therms for the 2016 through 2017 heating season.

Seasonality

Since the majority of our customers use natural gas for heating, customer use is sensitive to weather and is generally higher during the winter months. Accordingly, we are subject to variations in earnings and working capital throughout the year as a result of changes in weather.

2016 Form 10-K	15	WEC Energy Group, Inc.

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

Competition

Although our other states utilities' rates are regulated by the MPUC and MSPC, we still face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Due to the volatility of energy commodity prices, we have seen customers with dual fuel capability switch to alternative fuels for short periods of time, then switch back to natural gas as market rates change.

MERC commercial and industrial customers and all MGU customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation service and also offer interruptible natural gas sales to enable customers to better manage their energy costs. Transportation customers purchase natural gas directly from third-party natural gas suppliers and use our distribution systems to transport the natural gas to their facilities. We still earn a distribution charge for transporting the natural gas for these customers. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs. Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Electric Transmission Segment

American Transmission Company

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE and WPS, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE and WPS are non-transmission owning members and customers of MISO. As of December 31, 2016, our ownership interest in ATC was approximately 60%. In addition, we own approximately 68% of ATC Holdco, LLC, a separate entity formed in December 2016 to invest in transmission related projects outside of ATC's traditional footprint. As of December 31, 2016, operations were not significant. In April 2011, ATC and Duke Energy announced the creation of a joint venture, DATC, that will seek opportunities to acquire, build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity. In April 2013, DATC acquired a 72% interest in California's Path 15 transmission line. DATC continues to evaluate new projects and opportunities, along with participating in the competitive bidding process on projects it considers viable. However, in January 2017, a subsidiary of ATC Holdco, LLC and Arizona Electric Power Cooperative entered into a joint operating agreement, ATC Southwest, to develop transmission projects in Arizona and the southwestern United States. These projects are located in the service territories of several different RTOs around the country. See Note 4, Investment in American Transmission Company, for more information.

ATC is currently named in a complaint filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints, for more information.

C. NON-UTILITY OPERATIONS

We Power Segment

We Power, through wholly owned subsidiaries, designed and built approximately 2,350 MW of generation in Wisconsin. This generation is made up of capacity from the ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MW, of ER 1 and ER 2. All four of

2016 Form 10-K	16	WEC Energy Group, Inc.

these units are being leased to WE under long-term leases (the ERGS units have 30-year leases and the PWGS units have 25-year leases), and are positioned to provide a significant portion of our future generation needs.

Because of the significant investment necessary to construct these generating units, we constructed the plants under Wisconsin's Leased Generation Law, which allows a non-utility affiliate to construct an electric generating facility and lease it to the public utility. The law allows a public utility that has entered into a lease approved by the PSCW to recover fully in its retail electric rates that portion of any payments under the lease that the PSCW has allocated to the public utility's Wisconsin retail electric service, and all other costs that are prudently incurred in the public utility's operation and maintenance of the electric generating facility allocated to the utility's Wisconsin retail electric service. In addition, the PSCW may not modify or terminate a lease it has approved under the Leased Generation Law except as specifically provided in the lease or the PSCW's order approving the lease. This law effectively created regulatory certainty in light of the significant investment being made to construct the units. All four units were constructed under leases approved by the PSCW.

We are recovering our costs of these units, including subsequent capital additions, through lease payments that are billed from We Power to WE and then recovered in WE's rates as authorized by the PSCW, the MPSC, and the FERC. Under the lease terms, our return is calculated using a 12.7% ROE and the equity ratio is assumed to be 55% for the ERGS units and 53% for the PWGS units.

Corporate and Other Segment

The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, and the PELLC holding company, as well as the operations of Wispark, Bostco, Wisvest (prior to the sale of these assets in the first quarter of 2016), WECC, WBS, PDL, and ITF (prior to the sale of this business in the first quarter of 2016). See Note 3, Dispositions, for more information on the sale of Wisvest's assets and ITF.

Bostco and Wispark develop and invest in real estate, and combined they had $69.0 million in real estate holdings at December 31, 2016. Wispark has developed several business parks and other commercial real estate projects, primarily in southeastern Wisconsin.

Wisvest was originally formed to develop, own, and operate electric generating facilities and to invest in other energy-related entities. However, Wisvest discontinued its development activity several years ago. In April 2016, we sold the chilled water generation and distribution assets of Wisvest, which provided chilled water services to the Milwaukee Regional Medical Center. See Note 3, Dispositions, for more information. Wisvest no longer has significant operations.

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

PDL owns distributed renewable solar projects. During 2016, PDL sold its natural gas-fired cogeneration facility and its landfill gas facility. These facilities were not significant to our operations. PDL's solar facilities rely on solar irradiance, a renewable energy resource. There is no market price risk associated with the fuel supply of these solar projects. However, production at these facilities can be intermittent due to the variability of solar irradiance.

D. REGULATION

We are a holding company and are subject to the requirements of the Public Utility Holding Company Act of 2005 (PUHCA 2005). We also have various subsidiaries that meet the definition of a holding company under PUHCA 2005 and are also subject to its requirements.

Pursuant to the non-utility asset cap provisions of Wisconsin's public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, among other items, the law exempts energy-related assets, including the generating plants constructed by We Power, from being counted against the asset cap provided that they are employed in qualifying businesses. We report to the PSCW annually our compliance with this law and provide supporting documentation to show that our non-utility assets are below the non-utility asset cap.

2016 Form 10-K	17	WEC Energy Group, Inc.

Regulated Utility Operations

In addition to the specific regulations noted above and below, our utilities are also subject to regulations, where applicable, of the EPA, the WDNR, the MDEQ, the Michigan Department of Natural Resources, the Illinois Environmental Protection Agency, the United States Army Corps of Engineers, the Minnesota Department of Natural Resources, and the Minnesota Pollution Control Agency.

Rates

Our utilities' rates were regulated by the various commissions shown in the table below as of December 31, 2016. These commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions.

Regulated Rates	Regulatory Commission
WE
Retail electric, natural gas, and steam	PSCW
Retail electric	MPSC *
Wholesale power	FERC
WPS
Retail electric and natural gas	PSCW and MPSC *
Wholesale power	FERC
WG
Retail natural gas	PSCW
PGL
Retail natural gas	ICC
NSG
Retail natural gas	ICC
MERC
Retail natural gas	MPUC
MGU
Retail natural gas	MPSC

*
Effective January 1, 2017, all of WE's and WPS's electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan were transferred to UMERC, with the exception of the Tilden Mining Company which will continue to be a customer of WE. See Item 1. Business – B. Utility Energy Operations – Wisconsin Segment – Upper Michigan Energy Resources Corporation and Note 22, Regulatory Environment, for additional information.

Embedded within WE's and WPS’s electric rates is an amount to recover fuel and purchased power costs. The Wisconsin retail fuel rules require a utility to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel and purchased power costs that are outside of the utility's symmetrical fuel cost tolerance, which the PSCW typically sets at plus or minus 2% of the utility's approved fuel and purchased power cost plan. The deferred fuel and purchased power costs are subject to an excess revenues test. If the utility's ROE in a given year exceeds the ROE authorized by the PSCW, the recovery of under-collected fuel and purchased power costs would be reduced by the amount by which the utility's return exceeds the authorized amount.

Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our Michigan retail electric customers and our Wisconsin wholesale electric customers. Our natural gas utilities operate under GCRMs as approved by their respective state regulator. Generally, the GCRMs allow for a dollar-for-dollar recovery of prudently incurred natural gas costs.

For a summary of the significant mechanisms our utility subsidiaries had in place in 2016 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts, see Note 1(d), Revenues and Customer Receivables.

In May 2015, the PSCW approved the acquisition of Integrys on the condition that WE and WG each be subject to an earnings sharing mechanism for three years beginning January 1, 2016. See Note 2, Acquisitions, for more information on these earnings sharing mechanisms.

2016 Form 10-K	18	WEC Energy Group, Inc.

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

The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2016		2015		2014
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric *
Wisconsin	$3,974.8	85.9%	$3,466.3	85.2%	$2,990.4	86.8%
Michigan	175.0	3.8%	173.1	4.3%	58.8	1.7%
FERC – Wholesale	478.3	10.3%	429.1	10.5%	396.0	11.5%
Total	4,628.1	100.0%	4,068.5	100.0%	3,445.2	100.0%

Natural Gas *
Wisconsin	1,174.2	42.0%	1,121.3	63.2%	1,496.1	100.0%
Illinois	1,242.2	44.4%	503.4	28.4%	—	—%
Minnesota	249.4	8.9%	98.3	5.5%	—	—%
Michigan	130.5	4.7%	52.3	2.9%	—	—%
Total	2,796.3	100.0%	1,775.3	100.0%	1,496.1	100.0%

Total utility operating revenues	$7,424.4		$5,843.8		$4,941.3

*	Includes the operations of WPS, PGL, NSG, MERC, and MGU beginning July 1, 2015, as a result of the acquisition of Integrys on June 29, 2015.

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO enhanced the energy market by including an ancillary services market. In the MISO ancillary services market, we buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market has been able to reduce overall ancillary services costs in the MISO footprint, and has enabled MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. The FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2016, through May 31, 2017. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Beginning June 1, 2013, MISO instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources could be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. Our capacity requirements during 2016 were fulfilled using our own capacity resources.

2016 Form 10-K	19	WEC Energy Group, Inc.

Other Electric Regulations

WE and WPS are subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act amended the Federal Power Act in 2005 to, among other things, make electric utility industry consolidation more feasible, authorize the FERC to review proposed mergers and the acquisition of generation facilities, change the FERC regulatory scheme applicable to qualifying cogeneration facilities, and modify certain other aspects of energy regulations and Federal tax policies applicable to us. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by the FERC, which established mandatory electric reliability standards and has the authority to levy monetary sanctions for failure to comply with these standards.

As of December 31, 2016, WPS and WE were subject to Act 141 in Wisconsin and Public Acts 295 and 342 in Michigan, which contain certain minimum requirements for renewable energy generation. See Note 18, Commitments and Contingencies, for more information. Due to the transfer of WPS's electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan to UMERC on January 1, 2017, WPS is no longer subject to Public Acts 295 and 342 in Michigan. WE will continue to be subject to the Michigan Acts, along with UMERC, as long as the Tilden Mining Company remains a customer of WE. See Item 1. Business – B. Utility Energy Operations – Wisconsin Segment – Upper Michigan Energy Resources Corporation and Note 22, Regulatory Environment, for additional information on the formation of UMERC.

All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services, including PGL's natural gas hub, are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the Pipeline and Hazardous Materials Safety Administration and the state commissions are responsible for monitoring and enforcing requirements governing our natural gas utilities' safety compliance programs for our pipelines under the United States Department of Transportation regulations. These regulations include 49 Code of Federal Regulations (CFR) Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

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

Non-Utility Operations

The generation facilities constructed by wholly owned subsidiaries of We Power are being leased on a long-term basis to WE. Environmental permits necessary for operating the facilities are the responsibility of the operating entity, WE. We Power received determinations from the FERC that upon the transfer of the facilities by lease to WE, We Power's subsidiaries would not be deemed public utilities under the Federal Power Act and thus would not be subject to the FERC's jurisdiction.

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of matters related to manufactured gas plant sites and air and water quality, see Note 18, Commitments and Contingencies.

2016 Form 10-K	20	WEC Energy Group, Inc.

F. EMPLOYEES

As of December 31, 2016, we had the following number of employees:

	Total Employees	Number of Full-Time Employees
WE	3,099	3,021
WPS	1,224	1,169
WG	406	397
PGL	1,508	1,507
NSG	165	164
MERC	221	218
MGU	163	160
WBS	1,376	1,345
Other	2	2
Total employees	8,164	7,983

2016 Form 10-K	21	WEC Energy Group, Inc.

As of December 31, 2016, we had employees represented under labor agreements with the following bargaining units:

	Number of Employees	Expiration Date of Current Labor Agreement
WE
Local 2150 of International Brotherhood of Electrical Workers, AFL-CIO	1,667	August 15, 2017
Local 420 of International Union of Operating Engineers, AFL-CIO	458	September 30, 2017
Local 2006 Unit 1 of United Steel Workers of America, AFL-CIO	119	April 30, 2017
Local 510 of International Brotherhood of Electrical Workers, AFL-CIO	106	October 31, 2020
Total WE	2,350

WPS
Local 420 of International Union of Operating Engineers, AFL-CIO	863	April 16, 2021

WG
Local 2150 of International Brotherhood of Electrical Workers, AFL-CIO	85	August 15, 2017
Local 2006 Unit 1 of United Steel Workers of America, AFL-CIO	195	April 30, 2017
Local 2006 Unit 3 of United Steel Workers of America, AFL-CIO	3	February 28, 2018
Total WG	283

PGL
Local 18007 of Utility Workers Union of America, AFL-CIO	935	April 30, 2018
Local 18007(C) of Utility Workers Union of America, AFL-CIO *	80	July 31, 2018
Total PGL	1,015

NSG
Local 2285 of International Brotherhood of Electrical Workers, AFL-CIO	122	June 30, 2019

MERC
Local 31 of International Brotherhood of Electrical Workers, AFL-CIO	41	May 31, 2020

MGU
Local 12295 of United Steelworkers of America, AFL-CIO-CLC	78	January 15, 2020
Local 417 of Utility Workers Union of America, AFL-CIO	31	February 15, 2019
Total MGU	109

Total represented employees	4,783

*
In September 2016, Local 18007(C) of Utility Workers Union of America, AFL-CIO was formed under Local 18007 of the Utility Workers Union of America, AFL-CIO to add a group of customer service employees to the union.

2016 Form 10-K	22	WEC Energy Group, Inc.

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

The EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, the MATS rule, the Clean Power Plan, the

2016 Form 10-K	23	WEC Energy Group, Inc.

CSAPR, and other air quality regulations. In addition, the EPA finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. The EPA has also adopted a final rule that would expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters; however, this rule has been stayed. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. In addition, as a result of the new Federal Executive Administration taking office in January 2017 and other factors, there is uncertainty as to what capital expenditures or additional costs may ultimately be required to comply with existing and future environmental laws and regulations.

Existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal or state level that could result in significant additional expenditures for our generation units or distribution systems, including, without limitation, costs to further limit GHG emissions from our operations; operating restrictions on our facilities; and increased compliance costs. In addition, the operation of emission control equipment and compliance with rules regulating our intake and discharge of water could increase our operating costs and reduce the generating capacity of our power plants. Any such regulation may also create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels.

As a result, certain of our coal-fired electric generating facilities may become uneconomical to maintain and operate, which could result in some of these units being retired early or converted to an alternative type of fuel. For example, we expect to retire the remaining Pulliam coal-fired units in the next several years. If generation facility owners in the Midwest, including us, retire a significant number of older coal-fired generation facilities, a potential reduction in the region's capacity reserve margin below acceptable risk levels may result. This could impair the reliability of the grid in the Midwest, particularly during peak demand periods. A reduction in available future capacity could also adversely affect our ability to serve our customers' needs.

Our electric and natural gas utilities are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation, and related legal expenses, and are net of amounts recovered by or that may be recovered from insurance or other third parties. Due to the potential for imposition of stricter standards and greater regulation in the future, as well as the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, conditions may change or additional contamination may be discovered, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

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

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has increased generally throughout the United States. In particular, personal injury, property damage, and other claims for damages alleged to have been caused by environmental impacts and alleged exposure to hazardous materials have become more frequent. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a significant adverse effect on our results of operations and financial condition.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Federal, state, regional, and international authorities have undertaken efforts to limit GHG emissions. In 2015, the EPA issued the Clean Power Plan, which is a final rule that regulates GHG emissions from existing generating units, as well as a proposed federal plan as an alternative to state compliance plans. The EPA also issued final performance standards for modified and reconstructed generating units, as well as for new fossil-fueled power plants. With the January 2017 change in the Federal Executive Administration, the legal and regulatory future of federal GHG regulations, including the Clean Power Plan, faces increased uncertainty. We are continuing to analyze the GHG emission profile of our electric generation resources and to work with other stakeholders to determine the potential impacts to our operations of the Clean Power Plan, any successor rule, and federal GHG

2016 Form 10-K	24	WEC Energy Group, Inc.

regulations in general. In October 2015, numerous states (including Wisconsin and Michigan), trade associations, and private parties filed lawsuits challenging the Clean Power Plan, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the Clean Power Plan rules until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan. The Clean Power Plan or its successor is not expected to result in significant additional compliance costs, including capital expenditures, but may impact how we operate our existing fossil-fueled power plants and biomass facility.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with the Clean Power Plan or other federal regulations, or that cost recovery will not be delayed or otherwise conditioned. The Clean Power Plan and any other related regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. In December 2016, Michigan enacted Act 342, which requires additional renewable energy requirements beyond 2015. The new legislation retains the 10% renewable energy portfolio requirement for years 2016 through 2018, increases the requirement to 12.5% for years 2019 through 2020, and increases the requirement to 15.0% for 2021. These regulations, as well as changes in the fuel markets and advances in technology, could make some of our electric generating units uneconomic to maintain or operate, and could affect unit retirement and replacement decisions. These regulations could also adversely affect our future results of operations, cash flows, and financial condition.

In addition, our natural gas delivery systems and natural gas storage fields may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. As a result, future regulation of GHG emissions could increase the price of natural gas, restrict the use of natural gas, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

We may be negatively impacted by changes in federal income tax policy.

We are impacted by United States federal income tax policy. Both the new Federal Executive Administration and the Republicans in the House of Representatives have made public statements in support of comprehensive tax reform, including significant changes to corporate income tax laws. These proposed changes include, among other things, a reduction in the corporate income tax rate, the immediate deductibility of 100% of capital expenditures, and the elimination of the interest expense deduction. We are currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on us. However, it is possible that changes in the United States federal income tax laws could have an adverse effect on our results of operations, financial condition, and liquidity. For example, any changes that eliminate the interest expense deduction, particularly to the extent applicable to existing indebtedness at our holding company and non-utility operations, could have a negative impact on our financial condition. In addition, the immediate deductibility of capital expenditures could have the effect of reducing growth in our regulated rate base, which could negatively impact our results of operations.

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

2016 Form 10-K	25	WEC Energy Group, Inc.

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

Our financial performance depends on the successful operation of our electric generation and natural gas and electric distribution facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes. Potential breakdown or failure may occur due to severe weather; catastrophic events (i.e., fires, earthquakes, explosions, tornadoes, floods, droughts, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses.

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

•
Our customers' continued focus on energy conservation and ability to meet their own energy needs. Our customers' use of electricity and natural gas has decreased as a result of individual conservation efforts, including the use of more energy efficient technologies. These conservation efforts could continue. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. In addition, several states, including Wisconsin and Michigan, have adopted energy efficiency targets to reduce energy consumption by certain dates.

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

2016 Form 10-K	26	WEC Energy Group, Inc.

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

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. These risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates.

To the extent that delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Advances in technology could make our electric generating facilities less competitive.

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. We generate power at central station power plants to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become more cost competitive. It is possible that legislation or regulations could be adopted supporting the use of these technologies. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

Our operations are subject to risks beyond our control, including but not limited to, cyber security intrusions, terrorist attacks, acts of war, or unauthorized access to personally identifiable information.

We face the risk of terrorist attacks and cyber intrusions, both threatened and actual, against our generation facilities, electric and natural gas distribution infrastructure, our information and technology systems, and network infrastructure, including that of third parties on which we rely, any of which could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. Any operational disruption or environmental repercussions could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which control an interconnected system of generation, distribution, and transmission systems shared with third parties. A successful physical or cyber security intrusion may occur despite our security measures or those that we require our vendors to take, which include compliance with reliability standards and critical infrastructure protection standards. Successful cyber security intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission, distribution, and storage systems, could disrupt our operations and result in loss of service to customers. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

We face on-going threats to our assets and technology systems. Despite the implementation of strong security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to human error or physical or cyber security

2016 Form 10-K	27	WEC Energy Group, Inc.

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

2016 Form 10-K	28	WEC Energy Group, Inc.

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

The Merger Agreement was entered into with the expectation that the acquisition would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the businesses of the two companies can continue to be integrated in an efficient, effective, and timely manner.

It is possible that the remaining integration efforts could take longer and be more costly than anticipated, and could result in the loss of valuable employees; the disruption of ongoing businesses, processes, and systems; or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the transaction as and when expected. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses of the two companies, will offset the incremental transaction-related costs over time, we may not achieve this net benefit in the near term, or at all. Failure to achieve the anticipated benefits of the acquisition could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.

We have recorded goodwill that could become impaired and adversely affect financial results.

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that would indicate a potential for impairment. If goodwill is deemed to be impaired, we may be required to incur material non-cash charges that could materially adversely affect our results of operations.

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

2016 Form 10-K	29	WEC Energy Group, Inc.

Our or our subsidiaries' access to the credit and capital markets could be limited, or our or our subsidiaries' cost of capital significantly increased, due to any of the following risks and uncertainties:

•	A rating downgrade;

•	An economic downturn or uncertainty;

•	Prevailing market conditions and rules;

•	Concerns over foreign economic conditions;

•	Changes in tax policy;

•	War or the threat of war; and

•	The overall health and view of the utility and financial institution industries.

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

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

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

For Wisconsin retail electric customers, our utilities bear the risk for the recovery of fuel and purchased power costs within a symmetrical 2% fuel tolerance band compared to the forecast of fuel and purchased power costs established in their respective rate structures. Our natural gas utilities receive dollar-for-dollar recovery of prudently incurred natural gas costs.

Changes in commodity prices could result in:

•	Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

•	Reduced profitability to the extent that lower revenues, increased bad debt, and interest expense are not recovered through rates;

•	Higher rates charged to our customers, which could impact our competitive position;

•	Reduced demand for energy, which could impact revenues and operating expenses; and

•	Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

2016 Form 10-K	30	WEC Energy Group, Inc.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities and engage in opportunity sales.

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

Our electric generation frequently exceeds our customer load. When this occurs, we generally sell the excess generation into the MISO Energy Markets. If we do not have an adequate supply of coal for our coal-fired units or are unable to run our lower cost units, we may lose the ability to engage in these opportunity sales, which may adversely affect our results of operations.

The use of derivative contracts could result in financial losses.

We use derivative instruments such as swaps, options, futures, and forwards to manage commodity price exposure. We could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. These risks are managed through risk management policies, which might not work as planned and cannot entirely eliminate the risks associated with these activities. In addition, although the hedging programs of our utilities must be approved by the various state commissions, derivative contracts entered into for hedging purposes might not offset the underlying exposure being hedged as expected, resulting in financial losses. In the absence of actively quoted market prices and pricing information from external sources, the value of these financial instruments can involve management's judgment or use of estimates. Changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Restructuring in the regulated energy industry and competition in the retail and wholesale markets could have a negative impact on our business and revenues.

The regulated energy industry continues to experience significant structural changes. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant adverse financial impact on us.

Certain jurisdictions in which we operate, including Michigan and Illinois, have adopted retail choice. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The iron ore mine located in the Upper Peninsula of Michigan is excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer. Although Illinois has adopted retail choice, there is currently little or no impact on the net income of our Illinois utilities as they still earn a distribution charge for transporting the natural gas for these customers. It is uncertain whether retail choice might be implemented in Wisconsin or Minnesota.

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO market. These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the MISO Energy Markets, and the costs associated with estimated payment settlements.

2016 Form 10-K	31	WEC Energy Group, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2016 Form 10-K	32	WEC Energy Group, Inc.

ITEM 2. PROPERTIES

We own our principal properties outright, except the major portion of our electric utility distribution lines, steam utility distribution mains, and natural gas utility distribution mains and services are located, for the most part, on or under streets and highways, and on land owned by others and are generally subject to granted easements, consents, or permits.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2016:

Name	Location	Fuel	Number of Generating Units	Rated Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	334	(2)
Edgewater	Sheboygan, WI	Coal	1	98	(2)
ERGS	Oak Creek, WI	Coal	2	1,057	(3)
Pleasant Prairie	Pleasant Prairie, WI	Coal	2	1,188	(4)
PIPP	Marquette, MI	Coal	5	344
Pulliam	Green Bay, WI	Coal	2	211
OCPP	Oak Creek, WI	Coal	4	993
Weston	Rothschild, WI	Coal	2	708	(2)
Total coal-fired plants			20	4,933
Natural gas-fired plants
Concord Combustion Turbines	Watertown, WI	Natural Gas/Oil	4	352
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	170
Fox Energy Center	Wrightstown, WI	Natural Gas	3	557
Germantown Combustion Turbines	Germantown, WI	Natural Gas/Oil	5	258
Paris Combustion Turbines	Union Grove, WI	Natural Gas/Oil	4	352
PWGS	Port Washington, WI	Natural Gas	2	1,140
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
VAPP	Milwaukee, WI	Natural Gas	2	240
West Marinette	Marinette, WI	Natural Gas/Oil	3	149
Weston	Rothschild, WI	Natural Gas/Oil	3	131
Total natural gas-fired plants			28	3,430
Renewables
Hydro Plants (30 in number)	WI and MI	Hydro	81	150	(5)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	50
Blue Sky Green Field	Fond du Lac, WI	Wind	88	21
Byron Wind Turbines	Fond du Lac, WI	Wind	2	—
Crane Creek	Howard County, IA	Wind	66	21
Glacier Hills	Cambria, WI	Wind	90	28
Lincoln	Kewaunee County, WI	Wind	14	1
Montfort Wind Energy Center	Montfort, WI	Wind	20	2
Total renewables			362	273
Total system			410	8,636

(1)
Based on expected capacity ratings for summer 2017, which can differ from nameplate capacity, especially on wind projects. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

2016 Form 10-K	33	WEC Energy Group, Inc.

(2)
These facilities are jointly owned by WPS and various other utilities. The capacity indicated for each of these units is equal to WPS's portion of total plant capacity based on its percent of ownership.

•
Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia and Edgewater units. WPS holds a 31.8% ownership interest in these facilities. See Note 8, Jointly Owned Facilities, for more information on an impending decrease in WPS's ownership interest in the Columbia unit.

•	WPS operates the Weston 4 facility and holds a 70.0% ownership interest in this facility. Dairyland Power Cooperative holds the remaining 30.0% interest.

(3)	This facility is jointly owned by We Power and various other utilities. The capacity indicated for the facility is equal to We Power's portion of total plant capacity based on its 83.34% ownership.

(4)
Starting in 2017, Pleasant Prairie Power Plant will be placed into economic reserve during months of traditionally lower electric demand. From March through May and from September through November, the units will be on economic reserve.

(5)
WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50.0% ownership interest in WRPC and is entitled to 50.0% of the total capacity at Castle Rock and Petenwell. WPS's share of capacity for Castle Rock is 8.6 MWs, and WPS's share of capacity for Petenwell is 10.2 MWs.

As of December 31, 2016, we operated approximately 37,400 pole-miles of overhead distribution lines and 31,200 miles of underground distribution cable, as well as approximately 500 distribution substations and 492,770 line transformers.

Natural Gas Facilities

At December 31, 2016, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•	Approximately 45,600 miles of natural gas distribution mains,

•	Approximately 1,100 miles of natural gas transmission mains,

•	Approximately 2.3 million natural gas lateral services,

•	Approximately 500 natural gas distribution and transmission gate stations,

•	A 2.9 billion-cubic-foot underground natural gas storage field located in Michigan,

•	A 38.3 billion-cubic-foot underground natural gas storage field located in central Illinois,

•	A 2.0 billion-cubic-foot liquefied natural gas plant located in central Illinois,

•	A peak-shaving facility that can store the equivalent of approximately 80 MDth in liquefied petroleum gas located in Illinois,

•	Peak propane air systems providing approximately 2,960 Dth per day, and

•	Liquefied natural gas storage plants with a total send-out capability of 73,600 Dth per day.

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

2016 Form 10-K	34	WEC Energy Group, Inc.

Steam Facilities

As of December 31, 2016, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. CORPORATE AND OTHER

As of December 31, 2016, the corporate and other segment facilities consisted of energy asset facilities owned by PDL.

The energy asset facilities owned by PDL include a portfolio of residential solar facilities and a portfolio of commercial and industrial solar facilities. The solar facilities consist of distributed solar projects ranging from small residential roof top systems up to commercial and industrial solar systems of 4.5 MWs in size. The total capacity of these solar projects is 27.6 MWs. The majority of the solar facilities are wholly owned by subsidiaries of PDL while one is jointly owned by PDL and Duke Energy Generation Services. PDL's portion of the jointly owned solar capacity is 0.4 MWs.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 18, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions between WPS and the federal natural resource trustees to resolve WPS's alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. WPS was originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We received a proposed settlement offer in December 2016 from the Department of Justice, and the terms of the settlement offer, if accepted, will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

2016 Form 10-K	35	WEC Energy Group, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions of our executive officers at December 31, 2016 are listed below along with their business experience during the past five years. All officers are appointed until they resign, die, or are removed pursuant to our Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Allen L. Leverett.   Age 50.

•
WEC Energy Group — Chief Executive Officer since May 2016. Director since January 2016. President since August 2013. Executive Vice President from May 2004 to July 2013. Chief Financial Officer from July 2003 to February 2011.

•
WE — Chairman of the Board and Chief Executive Officer since May 2016. Director since June 2015. President from June 2015 to May 2016. Executive Vice President from May 2004 to June 2015. Chief Financial Officer from July 2003 to February 2011.

J. Kevin Fletcher.   Age 58.

•
WE — President since May 2016. Director since June 2015. Executive Vice President - Customer Service and Operations from June 2015 to April 2016. Senior Vice President - Customer Operations from October 2011 to June 2015.

Robert M. Garvin.   Age 50.

•	WEC Energy Group — Executive Vice President - External Affairs since June 2015. Senior Vice President - External Affairs from April 2011 to June 2015.

•	WE — Executive Vice President - External Affairs since June 2015. Senior Vice President - External Affairs from April 2011 to June 2015.

William J. Guc.   Age 47.

•	WEC Energy Group — Controller since October 2015. Vice President since June 2015.

•	WE — Vice President and Controller since October 2015.

•	Integrys Energy Group — Vice President and Treasurer from December 2010 to June 2015.

J. Patrick Keyes.   Age 51.

•
WEC Energy Group — Executive Vice President - Strategy since April 2016. Executive Vice President and Chief Financial Officer from September 2012 to March 2016 . Treasurer from April 2011 to January 2013. Vice President from April 2011 to August 2012.

•
WE — Director from June 2015 to April 2016. Executive Vice President and Chief Financial Officer from September 2012 to March 2016. Treasurer from April 2011 to January 2013. Vice President from April 2011 to August 2012.

Scott J. Lauber.   Age 51.

•
WEC Energy Group — Executive Vice President and Chief Financial Officer since April 2016. Vice President and Treasurer from February 2013 to March 2016. Assistant Treasurer from March 2011 to January 2013.

•
WE — Director and Executive Vice President and Chief Financial Officer since April 2016. Vice President and Treasurer from February 2013 to March 2016. Assistant Treasurer from March 2011 to January 2013.

Susan H. Martin.   Age 64.

•
WEC Energy Group — Executive Vice President and General Counsel since March 2012. Corporate Secretary since December 2007. Vice President and Associate General Counsel from December 2007 to February 2012.

•
WE — Director since June 2015. Executive Vice President and General Counsel since March 2012. Corporate Secretary since December 2007. Vice President and Associate General Counsel from December 2007 to February 2012.

Charles R. Matthews.   Age 60.

•	PELLC — President since June 2015.

•	PGL — Director, President, and Chief Executive Officer since June 2015.

•	NSG — Director, President, and Chief Executive Officer since June 2015.

•	WE — Senior Vice President - Wholesale Energy and Fuels from January 2012 to June 2015. Vice President - Wholesale Energy and Fuels from August 2006 to January 2012.

Tom Metcalfe.   Age 49.

•
WE — Executive Vice President — Generation since April 2016. Senior Vice President - Power Generation from January 2014 to March 2016. Vice President - Oak Creek Campus from February 2011 to December 2013.

2016 Form 10-K	36	WEC Energy Group, Inc.

James A. Schubilske.   Age 51.

•	WEC Energy Group — Vice President and Treasurer since April 2016. Assistant Treasurer from June 2000 to January 2013.

•	WE — Vice President and Treasurer since April 2016. Vice President — State Regulatory Affairs from February 2013 to March 2016. Assistant Treasurer from June 2000 to January 2013.

Joan M. Shafer.   Age 63.

•
WE — Executive Vice President - Human Resources and Organizational Effectiveness since June 2015. Senior Vice President - Customer Services from January 2012 to June 2015. Vice President - Customer Services from January 2004 to January 2012.

Mary Beth Straka.   Age 52.

•	WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

•	WE — Senior Vice President - Corporate Communications and Investor Relations from June 1 to June 28, 2015.

•	Barclays — Vice President of Equity Research Power and Utilities Group from September 2008 to May 2015.

Certain executive officers also hold officer and/or director positions at our other significant subsidiaries.

2016 Form 10-K	37	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Stockholders

As of January 31, 2017, based upon the number of WEC Energy Group stockholder accounts (including accounts in our dividend reinvestment and stock purchase plan), we had approximately 55,000 registered stockholders.

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

On January 19, 2017, the Board of Directors increased the quarterly dividend to $0.5200 per share effective with the first quarter of 2017 dividend payment, which equates to an annual dividend of $2.08 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65.0–70.0% of earnings.

Range of WEC Energy Group Common Stock Prices and Dividends

	2016			2015
Quarter	High	Low	Dividend	High	Low	Dividend
First	$60.16	$50.44	$0.4950	$58.01	$47.51	$0.4225
Second	$65.30	$55.46	0.4950	$51.54	$44.93	0.4225
Third	$66.10	$59.03	0.4950	$52.29	$44.97	0.4404
Fourth	$60.13	$53.66	0.4950	$53.88	$47.98	0.4575
Annual	$66.10	$50.44	$1.9800	$58.01	$44.93	$1.7429

2016 Form 10-K	38	WEC Energy Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

WEC ENERGY GROUP, INC.
COMPARATIVE FINANCIAL DATA AND OTHER STATISTICS

As of or for Year Ended December 31
(in millions, except per share information)	2016	2015 *	2014	2013	2012
Operating revenues	$7,472.3	$5,926.1	$4,997.1	$4,519.0	$4,246.4
Net income attributed to common shareholders	939.0	638.5	588.3	577.4	546.3
Total assets	30,123.2	29,355.2	14,905.0	14,443.2	14,163.0
Preferred stock of subsidiary	30.4	30.4	30.4	30.4	30.4
Long-term debt (excluding current portion)	9,158.2	9,124.1	4,170.7	4,347.0	4,437.1

Weighted average common shares outstanding
Basic	315.6	271.1	225.6	227.6	230.2
Diluted	316.9	272.7	227.5	229.7	232.8

Earnings per share
Basic	$2.98	$2.36	$2.61	$2.54	$2.37
Diluted	$2.96	$2.34	$2.59	$2.51	$2.35
Dividends per share of common stock	$1.98	$1.74	$1.56	$1.45	$1.20

*	Includes the impact of the Integrys acquisition for the last two quarters of 2015. See Note 2, Acquisitions, for more information.

2016 Form 10-K	39	WEC Energy Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in ATC (a federally regulated electric transmission company), and non-utility electric operations through our We Power business. See Note 24, Segment Information, for information on our reportable business segments.

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

•
UMERC, our newly created Michigan electric and natural gas utility, is proposing a long-term generation solution for electric reliability in the Upper Peninsula of Michigan. The plan calls for UMERC to construct and operate approximately 180 MW of natural gas-fired generation that will be located in the Upper Peninsula of Michigan. The new generation would provide the region with affordable, reliable electricity that generates less emissions than PIPP. Subject to regulatory approval, the new generation is expected to achieve commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. For more information, see Note 22, Regulatory Environment.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we received approval from the PSCW to make changes at ERGS to enable the facility to burn coal from the Powder River Basin located in the western United States. The coal plant was originally designed to burn coal mined from the eastern United States. This project is creating flexibility and has enabled the plant to operate at lower costs, placing it in a better position to be called upon in the MISO Energy Markets, resulting in lower fuel costs for our customers.

Post merger, we continue to focus on integrating and improving business processes and consolidating our IT infrastructure. We expect the emphasis we are placing on these integration efforts to continue to drive operational efficiency and to put us in position to effectively support plans for future growth.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, attractive dividends, and quality credit ratings.

2016 Form 10-K	40	WEC Energy Group, Inc.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plant, and equipment and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile.

•	See Note 2, Acquisitions, for information about our acquisition of Integrys and the pending acquisition of a natural gas storage facility in Michigan.

•	See Note 3, Dispositions, for information on the sale of ITF and the MCPP.

Our primary investment opportunities are in three areas: our regulated utility business, our investment in ATC, and our generation plants within our We Power segment. Over the next five years, we expect capital contributions to ATC and ATC Holdco to be approximately $350 million. Capital investments will be funded utilizing these capital contributions, in addition to cash generated from operations and debt. We currently forecast that our share of ATC's and ATC Holdco's projected capital expenditures over the next five years will be $1.4 billion inside the traditional ATC footprint and $300 million outside of the traditional ATC footprint.

Excluding ATC, we expect total capital expenditures for our retail utilities to be approximately $9.7 billion over the next five years. Ongoing projects are discussed in more detail within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we obtain feedback from our customers is through our "We Care" calls, where employees of our utility subsidiaries contact customers after a completed service call. This program began many years ago at We Energies (the trade name of WE and WG), and is now being rolled out to the Integrys utilities. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance in order to improve customer satisfaction.

RESULTS OF OPERATIONS

Consolidated Earnings

The following table compares our consolidated results:

	Year Ended December 31
(in millions, except per share data)	2016	2015	2014
Wisconsin	$1,027.0	$884.2	$770.2
Illinois	239.6	78.1	—
Other states	49.9	6.0	—
We Power	375.6	373.4	368.0
Corporate and other	(10.0)	(91.2)	(26.1)
Total operating income	1,682.1	1,250.5	1,112.1
Equity in earnings of transmission affiliate	146.5	96.1	66.0
Other income, net	80.8	58.9	13.4
Interest expense	402.7	331.4	240.3
Income before income taxes	1,506.7	1,074.1	951.2
Income tax expense	566.5	433.8	361.7
Preferred stock dividends of subsidiary	1.2	1.8	1.2
Net income attributed to common shareholders	$939.0	$638.5	$588.3

Diluted earnings per share	$2.96	$2.34	$2.59

2016 Form 10-K	41	WEC Energy Group, Inc.

2016 Compared with 2015

Earnings increased $300.5 million in 2016, driven by a $201.7 million increase in earnings due to the inclusion of a full year of Integrys's results for 2016, compared to six months of Integrys's results for 2015. Integrys was acquired on June 29, 2015. See Note 2, Acquisitions, for more information.

The most significant factor driving the remaining $98.8 million increase in earnings was a $104.1 million pre-tax ($80.1 million after tax) decrease in acquisition costs in 2016.

2015 Compared with 2014

Earnings increased $50.2 million in 2015, driven by a $30.1 million net increase in earnings due to the inclusion of Integrys's results for the last six months of 2015, partially offset by acquisition costs recorded by us and our subsidiaries. Also contributing to the increase was a $20.8 million pre-tax gain ($12.5 million after tax) from the sale of Minergy LLC and its remaining financial assets in June 2015.

Non-GAAP Financial Measure

The discussions below address the operating income contribution of each of our segments and include financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margin (electric revenues less fuel and purchased power costs) and natural gas margin (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

We believe that electric and natural gas margins provide a more meaningful basis for evaluating utility operations than operating revenues since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses electric and natural gas margins internally when assessing the operating performance of our segments as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance.  Operating income for each of the last three fiscal years for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

2016 Form 10-K	42	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

For the periods presented in this Annual Report on Form 10-K, our Wisconsin operations included operations of WE and WG for all periods, and operations of WPS beginning July 1, 2015, due to the acquisition of Integrys and its subsidiaries on June 29, 2015.

	Year Ended December 31
(in millions)	2016	2015	2014
Electric revenues	$4,628.1	$4,068.5	$3,445.2
Fuel and purchased power	1,473.1	1,369.3	1,228.1
Total electric margins	3,155.0	2,699.2	2,217.1

Natural gas revenues	1,177.6	1,122.6	1,496.1
Cost of natural gas sold	621.2	640.5	1,036.1
Total natural gas margins	556.4	482.1	460.0

Total electric and natural gas margins	3,711.4	3,181.3	2,677.1

Other operation and maintenance	2,025.4	1,741.0	1,462.7
Depreciation and amortization	496.6	408.6	323.2
Property and revenue taxes	162.4	147.5	121.0
Operating income	$1,027.0	$884.2	$770.2

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2016	2015	2014
Operation and maintenance not included in line items below	$881.9	$744.2	$607.4
We Power (1)	513.2	510.7	462.1
Transmission (2)	423.2	341.3	278.6
Regulatory amortizations and other pass through expenses (3)	157.4	144.8	114.6
Earnings sharing mechanisms	24.4	—	—
Other	25.3	—	—
Total other operation and maintenance	$2,025.4	$1,741.0	$1,462.7

(1)
Represents costs associated with the We Power generation units, including operating and maintenance, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During 2016, 2015, and 2014, $528.4 million, $483.4 million, and $475.7 million, respectively, of both lease and operating and maintenance costs were billed to WE, with the difference in costs billed and expenses incurred deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2016, 2015, and 2014, $486.0 million, $388.6 million, and $302.4 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

2016 Form 10-K	43	WEC Energy Group, Inc.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2016	2015	2014
Customer class
Residential	10,998.9	9,218.9	7,946.3
Small commercial and industrial *	13,113.1	10,889.2	8,843.1
Large commercial and industrial *	13,418.6	11,545.8	9,795.3
Other	172.2	162.6	148.7
Total retail *	37,702.8	31,816.5	26,733.4
Wholesale	3,704.6	2,588.1	1,852.8
Resale	8,761.6	9,077.1	6,497.9
Total sales in MWh *	50,169.0	43,481.7	35,084.1

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	2014
Customer class
Residential	1,014.9	859.4	911.5
Commercial and industrial	610.5	527.4	571.7
Total retail	1,625.4	1,386.8	1,483.2
Transport	1,270.6	994.2	838.5
Total sales in therms	2,896.0	2,381.0	2,321.7

	Year Ended December 31
	Degree Days
Weather	2016	2015	2014
WE and WG (1)
Heating (6,679 normal)	6,068	6,468	7,616
Cooling (694 normal)	991	622	464

WPS (2)
Heating (7,498 normal)	6,715	2,215	N/A
Cooling (488 normal)	572	396	N/A

(1)	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)
Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station. Degree days for 2015 have been included for the period from July 1, 2015, through December 31, 2015.

2016 Compared with 2015

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $455.8 million during 2016, compared with 2015. The increase was primarily driven by a $386.4 million margin contribution from WPS during the first six months of 2016, compared with no margin contribution from WPS for the first six months of 2015.

2016 Form 10-K	44	WEC Energy Group, Inc.

The significant factors impacting the remaining $69.4 million increase in electric utility margins at the Wisconsin segment were:

•
A $50.4 million increase related to higher retail sales volumes during 2016, primarily driven by warmer summer weather. As measured by cooling degree days, 2016 was 59.3% warmer than 2015 in the Milwaukee area.

•	The expiration of $12.5 million of bill credits refunded to customers in 2015 related to the Treasury Grant WE received in connection with its biomass facility.

•	An $11.3 million increase in the last six months of 2016 as a result of WPS's PSCW rate order, effective January 1, 2016. See Note 22, Regulatory Environment, for more information.

These increases were partially offset by a $12.9 million decrease in wholesale margins driven by a reduction in capacity sales year-over-year at WE in addition to a reduction in sales volumes at WPS for the second half of 2016, compared with the same period in 2015. Certain wholesale customers have provisions in their contracts, which allowed them to reduce the amount of energy we provided to them.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $74.3 million during 2016, compared with 2015. The increase in natural gas utiilty margins was driven by a $63.6 million margin contribution from WPS during the first six months of 2016, compared with no margin contribution from WPS for the first six months of 2015.

The most significant factor impacting the remaining $10.7 million increase in natural gas utility margins at the Wisconsin segment was an $18.1 million net increase from both WG's rate order effective January 1, 2016, and a partially offsetting negative impact from WPS's rate order during the last six months of 2016. See Note 22, Regulatory Environment, for more information. This net increase was partially offset by a $3.2 million decrease related to lower sales volumes during 2016, primarily driven by warmer winter weather. As measured by heating degree days, 2016 was 6.2% warmer than 2015 in the Milwaukee area.

Operating Income

Operating income at the Wisconsin segment increased $142.8 million during 2016, compared with 2015. The increase was driven by the $530.1 million increase in margins discussed above, partially offset by $387.3 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). Higher operating expenses were driven by $321.6 million of operating expenses from WPS during the first six months of 2016, compared with no operating expenses from WPS for the first six months of 2015.

The significant factors impacting the remaining $65.7 million increase in operating expenses at the Wisconsin segment were:

•
A $27.0 million increase in depreciation and amortization, driven by an overall increase in utility plant in service. In November 2015, WG completed the Western Gas lateral project, and WE completed the conversion of the fuel source for VAPP from coal to natural gas.

•	A $25.3 million increase in expenses in 2016 related to a focus on projects that were beneficial to customers and the communities within our service territories.

•
A $24.4 million expense related to the earnings sharing mechanisms in place at WE and WG, effective January 1, 2016. See the PSCW conditions of approval related to the Integrys acquisition in Note 2, Acquisitions, for more information.

These increases in operating expenses were partially offset by a $16.4 million positive impact at WE from the sale of the MCPP in April 2016, including a gain on sale and lower operating costs in 2016. See Note 3, Dispositions, for more information.

2016 Form 10-K	45	WEC Energy Group, Inc.

2015 Compared with 2014

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $482.1 million during 2015, compared with 2014. The increase was primarily driven by a $399.1 million margin contribution from WPS during the last six months of 2015, compared with no margin contribution from WPS during 2014.

The remaining $83.0 million increase in electric margins at WE was driven by:

•	A $38.4 million increase as a result of the PSCW rate order, effective January 1, 2015. See Note 22, Regulatory Environment, for more information.

•	A $35.0 million increase driven by the escrow accounting treatment of the SSR revenues in the PSCW rate order, effective January 1, 2015. See Note 22, Regulatory Environment, for more information.

•
A $24.2 million increase due to the return of the iron ore mines as customers in February 2015. The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. Effective February 1, 2015, the owner of the two mines returned them as retail customers. In 2015, we deferred, and expect to continue to defer, the margin from those sales and apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding. Michigan state law allows the mines to switch to an alternative electric supplier after sufficient notice. A large portion of this increase in margins was offset by higher transmission expense included in other operation and maintenance expense at WE.

•
A $10.4 million positive impact from collections of fuel and purchased power costs compared with costs approved in rates in 2015, compared with 2014. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $6.2 million increase primarily due to lower fly ash removal costs in 2015.

•
A partially offsetting $22.3 million decrease related to sales volume variances in 2015. This decrease was driven by lower margins from residential customers in 2015, primarily due to lower weather-normalized use per customer and warmer weather during the heating season.

•	A partially offsetting $10.8 million decrease in wholesale margins driven by a reduction in sales volumes in 2015.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $22.1 million during 2015, compared with 2014. The increase was related to a $57.9 million margin contribution from WPS during the last six months of 2015, compared with no margin contribution from WPS during 2014. This increase was partially offset by a decrease in natural gas margins at WE and WG of $35.8 million in 2015.

The most significant factor impacting the $35.8 million lower natural gas utility margins at WE and WG was a $42.7 million decrease in sales volumes in 2015, largely related to warmer weather during the heating season as well as lower weather-normalized use per customer. As measured by heating degree days, 2015 was 15.1% warmer than 2014. This decrease in margins was partially offset by a $6.4 million net increase in margins as a result of the impact of the WE and WG PSCW rate orders, effective January 1, 2015. See Note 22, Regulatory Environment, for more information.

Operating Income

Operating income at the Wisconsin segment increased $114.0 million during 2015, compared with 2014. The increase was driven by the $504.2 million increase in margins discussed above, partially offset by $390.2 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). Higher operating expenses were driven by $334.2 million of operating expenses from WPS during the last six months of 2015, compared with no operating expenses from WPS during 2014.

2016 Form 10-K	46	WEC Energy Group, Inc.

The significant factors impacting the remaining $56.0 million of higher operating expenses at WE and WG were:

•	A $48.6 million increase from higher lease expense related to the We Power leases and associated operating and maintenance expenses as approved in WE's PSCW rate order, effective January 1, 2015.

•	A $24.5 million increase in depreciation and amortization expense, driven by:

◦
An overall increase in utility plant in service in 2015. In November 2015, WG completed the Western Gas lateral project, and WE completed the conversion of the fuel source for VAPP from coal to natural gas.

◦	New depreciation studies approved by the PSCW for both the utilities, effective January 1, 2015.

◦
A $7.7 million reduction in income received in 2015 from the Treasury Grant WE received in connection with the completion of its biomass plant in November 2013. The lower grant income corresponds to lower bill credits provided to WE's retail electric customers in Wisconsin.

•	A $16.0 million increase in transmission expense from MISO and ATC related to the iron ore mines returning as customers in February 2015.

•	A combined $6.0 million increase in property and revenues taxes in 2015.

These increases in operating expenses were partially offset by:

•	A $16.1 million decrease in employee benefit costs in 2015 driven by lower performance units share-based compensation, deferred compensation, and medical costs.

•	A $9.3 million decrease in electric and natural gas distribution costs in 2015, related to amortization of design software and maintenance costs.

Illinois Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015
Natural gas revenues	$1,242.2	$503.4
Cost of natural gas sold	365.2	133.2
Total natural gas margins	877.0	370.2

Other operation and maintenance	485.1	219.6
Depreciation and amortization	134.0	63.3
Property and revenue taxes	18.3	9.2
Operating income	$239.6	$78.1

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2016	2015
Operation and maintenance not included in the line items below	$385.3	$196.0
Riders *	82.3	20.2
Regulatory amortizations *	2.7	1.3
Other	14.8	2.1
Total other operation and maintenance	$485.1	$219.6

*	Riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

2016 Form 10-K	47	WEC Energy Group, Inc.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Therms (in millions)
Natural Gas Sales Volumes	2016	2015
Customer Class
Residential	905.6	300.7
Commercial and industrial	187.6	63.2
Total retail	1,093.2	363.9
Transport	855.3	328.4
Total sales in therms	1,948.5	692.3

	Degree Days
Weather *	2016	2015
Heating (6,154 normal)	5,713	1,813

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

We did not have any operations in Illinois until our acquisition of Integrys on June 29, 2015. Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment increased $506.8 million during 2016, compared with 2015. The increase was primarily driven by a $467.8 million margin contribution from the Illinois segment during the first six months of 2016, compared to no margin contribution from this segment for the first six months of 2015.

The significant factors impacting the remaining $39.0 million increase in natural gas utility margins at the Illinois segment were:

•
A $26.3 million increase in margins related to the riders included in the table above during the last six months of 2016, compared with the last six months of 2015. PGL and NSG recover certain operating expenses directly through separate riders, resulting in no impact on operating income as increases in operating expenses are offset by equal increases in margins.

•
A $10.8 million increase in revenue at PGL due to continued capital investment in projects under its Qualifying Infrastructure Plant rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved Qualifying Infrastructure Plant rider, which is in effect through 2023.

Operating Income

Operating income at the Illinois segment increased $161.5 million during 2016, compared with 2015. The increase was primarily driven by the $506.8 million increase in margin discussed above, partially offset by:

•	Operating expenses of $308.2 million during the first six months of 2016, compared with no operating expenses during the first six months of 2015.

•	A $26.3 million increase in other operation and maintenance expenses related to the riders included in the table above during the last six months of 2016, compared with the last six months of 2015.

•
A $9.7 million increase in other operation and maintenance expenses during the last six months of 2016 compared with the last six months of 2015, due to an increase in expenses related to a focus on projects that were beneficial to customers and the communities within our service territory.

2016 Form 10-K	48	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015
Natural gas revenues	$376.5	$149.3
Cost of natural gas sold	182.3	76.9
Total natural gas margins	194.2	72.4

Other operation and maintenance	110.1	50.0
Depreciation and amortization	21.1	10.0
Property and revenue taxes	13.1	6.4
Operating income	$49.9	$6.0

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2016	2015
Operation and maintenance not included in line items below	$86.4	$43.2
Regulatory amortizations and other pass through expenses *	23.6	6.7
Other	0.1	0.1
Total other operation and maintenance	$110.1	$50.0

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Therms (in millions)
Natural Gas Sales Volumes	2016	2015
Customer Class
Residential	278.5	84.7
Commercial and industrial	178.2	60.9
Total retail	456.7	145.6
Transport	696.2	279.6
Total sales in therms	1,152.9	425.2

	Degree Days
Weather *	2016	2015
Heating (7,182 normal)	6,450	2,193

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

Natural Gas Utility Margins

Natural gas utility margins at the other states segment increased $121.8 million during 2016, compared with 2015. The increase was primarily driven by a $110.4 million margin contribution from the other states segment during the first six months of 2016, compared to no margin contribution from this segment for the first six months of 2015.

2016 Form 10-K	49	WEC Energy Group, Inc.

The significant factors impacting the remaining $11.4 million increase in natural gas utility margins at the other states segment were:

•
A $3.9 million increase in the last six months of 2016 as a result of various rate orders. The MERC interim rate order was effective January 1, 2016, and accounted for $2.5 million of the rate increase. The MGU rate order was also effective January 1, 2016, and accounted for $1.4 million to the rate increase. See Note 22, Regulatory Environment, for more information.

•
A $3.0 million increase related to higher sales volumes during the last six months of 2016, driven by colder weather. As measured by heating degree days, the last six months of 2016 were 8.2% colder than the last six months of 2015 for these respective territories.

•	A $1.6 million increase related to the MERC conservation improvement program financial incentive as a result of exceeding certain energy savings goals.

Operating Income

Operating income at the other states segment increased $43.9 million during 2016, compared with 2015. The increase was driven by the $121.8 million increase in margins discussed above, partially offset by $77.9 million of higher operating expenses. Higher operating expenses were driven primarily by $76.3 million of operating expenses from the other states segment during the first six months of 2016, compared with no operating expenses during the first six months of 2015.

We Power Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015	2014
Operating income	$375.6	$373.4	$368.0

2016 Compared with 2015

Operating income at the We Power segment increased $2.2 million, or 0.6%, when compared to 2015. This increase was primarily related to higher revenues in connection with capital additions to the plants it owns and leases to WE.

2015 Compared with 2014

Operating income at the We Power segment increased $5.4 million, or 1.5%, when compared to 2014. This increase was primarily related to higher revenues in connection with capital additions to the plants it owns and leases to WE.

Corporate and Other Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015	2014
Operating loss	$(10.0)	$(91.2)	$(26.1)

2016 Compared with 2015

The operating loss at the corporate and other segment decreased $81.2 million when compared to 2015, driven by a reduction in costs as a result of the acquisition of Integrys. See Note 2, Acquisitions, for more information regarding costs associated with the acquisition.

2015 Compared with 2014

The operating loss at the corporate and other segment increased $65.1 million when compared to 2014, driven by costs associated with the acquisition of Integrys on June 29, 2015.

2016 Form 10-K	50	WEC Energy Group, Inc.

Electric Transmission Segment Operations

	Year Ended December 31
(in millions)	2016	2015	2014
Equity in earnings of transmission affiliate	$146.5	$96.1	$66.0

2016 Compared with 2015

Earnings from our ownership interest in ATC increased $50.4 million when compared to 2015, primarily driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys on June 29, 2015. In addition, lower equity earnings in 2015 were driven by an ALJ initial decision in December 2015 related to the ATC ROE reviews, which was later affirmed by a FERC order in 2016. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints below for more information on these decisions.

2015 Compared with 2014

Earnings from our ownership interest in ATC increased $30.1 million when compared to 2014, primarily driven by the increase in our ownership interest from 26.2% to approximately 60% as a result of the acquisition of Integrys. This increase was partially offset by lower earnings recognized by ATC, as ATC further reduced earnings in 2015 related to an anticipated refund to customers resulting from a complaint filed with the FERC requesting a lower ROE for certain transmission owners.

Consolidated Other Income, Net

	Year Ended December 31
(in millions)	2016	2015	2014
AFUDC – Equity	$25.1	$20.1	$5.6
Gain on repurchase of notes	23.6	—	—
Gain on asset sales	19.6	22.9	7.5
Other, net	12.5	15.9	0.3
Other income, net	$80.8	$58.9	$13.4

2016 Compared with 2015

Other income, net increased by $21.9 million when compared to 2015. This increase was primarily due to the repurchase of a portion of Integrys's 6.11% Junior Notes at a discount in February 2016, as well as higher AFUDC due to the inclusion of AFUDC from the Integrys companies post acquisition. See Note 14, Long-Term Debt and Capital Lease Obligations, for more information on the repurchase. Partially offsetting this increase was a $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest, compared with a $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015, as well as excise tax credits recognized by ITF in 2015. ITF was sold in the first quarter of 2016. See Note 3, Dispositions, for more information on our asset sales.

2015 Compared with 2014

Other income, net increased by $45.5 million when compared to 2014. This increase was primarily due to the $20.8 million gain from the sale of Minergy LLC and its remaining financial assets in June 2015, as well as higher AFUDC – Equity due to the inclusion of AFUDC from the Integrys companies post acquisition.

Consolidated Interest Expense

	Year Ended December 31
(in millions)	2016	2015	2014
Interest expense	$402.7	$331.4	$240.3

2016 Form 10-K	51	WEC Energy Group, Inc.

2016 Compared with 2015

Interest expense increased $71.3 million, or 21.5%, when compared to 2015. The increase was primarily driven by $68.5 million of interest expense from Integrys and its subsidiaries during the first six months of 2016, compared to no interest expense from these companies during the same period in 2015. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys. This was offset, in part, by the repurchase of a portion of the 6.11% Junior Notes in February 2016. These notes were replaced with lower-interest rate short-term debt.

2015 Compared with 2014

Interest expense increased $91.1 million, or 37.9%, when compared to 2014, primarily due to higher debt levels. We assumed approximately $3.0 billion of debt from Integrys and its subsidiaries upon the closing of the acquisition on June 29, 2015. Additionally, we issued $1.2 billion of long-term debt in June 2015 to finance a portion of the cash consideration for the acquisition of Integrys.

Consolidated Income Tax Expense

	Year Ended December 31
	2016	2015	2014
Effective tax rate	37.6%	40.4%	38.0%

2016 Compared with 2015

Our effective tax rate was 37.6% in 2016 compared to 40.4% in 2015. This decrease was primarily related to a charge in 2015 to remeasure our state deferred income taxes as a result of the acquisition of Integrys. See Note 15, Income Taxes, for more information. We expect our 2017 annual effective tax rate to be between 37.0% and 38.0%.

2015 Compared with 2014

Our effective tax rate was 40.4% in 2015 compared to 38.0% in 2014. This increase in our effective tax rate was primarily related to a charge in 2015 to remeasure our state deferred income taxes as a result of the acquisition of Integrys.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

(in millions)	2016	2015	2014	Change in 2016 Over 2015	Change in 2015 Over 2014
Cash provided by (used in):
Operating activities	$2,103.5	$1,293.6	$1,198.9	$809.9	$94.7
Investing activities	(1,270.1)	(2,517.5)	(756.8)	1,247.4	(1,760.7)
Financing activities	(845.7)	1,211.8	(406.2)	(2,057.5)	1,618.0

Operating Activities

2016 Compared with 2015

Net cash provided by operating activities increased $809.9 million during 2016. This increase was driven by $466.6 million of net cash flows from the operating activities of Integrys during the first six months of 2016, since Integrys was acquired on June 29, 2015. See Note 2, Acquisitions, for more information.

2016 Form 10-K	52	WEC Energy Group, Inc.

The remaining $343.3 million increase in net cash provided by operating activities was driven by:

•
A $377.9 million increase in cash resulting from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season. The average per-unit cost of natural gas sold decreased 18.5% in 2016.

•	A $94.2 million decrease in contributions and payments to our pension and OPEB plans during 2016.

•
A $44.1 million increase in cash due to lower collateral requirements during 2016, driven by an increase in the fair value of our derivative instruments. See Note 20, Derivative Instruments, for more information.

•	A $29.2 million increase in cash received for income taxes, primarily due to a Wisconsin state income tax refund received in the fourth quarter of 2016.

These increases in net cash provided by operating activities were partially offset by a $210.8 million decrease in cash related to lower overall collections from customers. Collections from customers decreased primarily because of lower commodity prices and warmer weather during the 2016 heating season.

2015 Compared with 2014

Net cash provided by operating activities increased $94.7 million during 2015, driven by a $141.6 million increase related to net cash flows from the operating activities of Integrys during the last six months of 2015.

The $46.9 million decrease in net cash provided by operating activities from the legacy Wisconsin Energy Corporation companies was driven by:

•
A $418.0 million decrease in cash related to lower overall collections from customers during 2015. Collections from customers decreased primarily because of lower commodity prices and warmer weather during the 2015 heating season. The average per-unit cost of natural gas sold decreased 33.1% in 2015.

•	A $141.4 million decrease in cash related to higher payments for operating and maintenance costs during 2015, primarily due to costs related to the acquisition of Integrys.

•	A $96.8 million increase in contributions and payments to our pension and OPEB plans during 2015.

These decreases in net cash provided by operating activities from the legacy Wisconsin Energy Corporation companies were partially offset by a $592.4 million increase in cash resulting from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2015 heating season.

Investing Activities

2016 Compared with 2015

Net cash used in investing activities decreased $1,247.4 million during 2016, driven by:

•	An investment of $1,329.9 million in June 2015 related to the acquisition of Integrys, which is net of cash acquired of $156.3 million. See Note 2, Acquisitions, for more information.

•	A $137.4 million increase in the proceeds received from the sale of certain assets and businesses during 2016. See Note 3, Dispositions, for more information.

These decreases in net cash used in investing activities were partially offset by:

•	A $157.5 million increase in cash paid for capital expenditures, which is discussed in more detail below.

2016 Form 10-K	53	WEC Energy Group, Inc.

•
A $33.6 million increase in our capital contributions to ATC, driven by both the continued investment in equipment and facilities by ATC to improve reliability and the increase in our ATC ownership interest as a result of the June 2015 Integrys acquisition. See Note 4, Investment in American Transmission Company, for more information.

2015 Compared with 2014

Net cash used in investing activities increased $1,760.7 million during 2015, driven by:

•	An investment of $1,329.9 million in June 2015 related to the acquisition of Integrys, which is net of cash acquired of $156.3 million.

•	A $505.0 million increase in cash paid for capital expenditures during 2015, which is discussed in more detail below.

These increases in cash used for investing activities were partially offset by:

•	A $17.3 million increase in cash related to the receipt of the cash surrender value of Integrys corporate-owned life insurance policies in 2015.

•	A $15.0 million increase in proceeds from asset sales, driven by the sale of Minergy LLC and its remaining financial assets in 2015.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2016	2015	2014	Change in 2016 over 2015	Change in 2015 over 2014
Wisconsin	$910.9	$950.3	$715.0	$(39.4)	$235.3
Illinois	293.2	194.4	—	98.8	194.4
Other states	59.5	34.7	—	24.8	34.7
We Power	62.3	53.4	41.0	8.9	12.4
Corporate and other	97.8	33.4	5.2	64.4	28.2
Total capital expenditures	$1,423.7	$1,266.2	$761.2	$157.5	$505.0

2016 Compared with 2015

The decrease in cash paid for capital expenditures at the Wisconsin segment during 2016 was driven by lower capital expenditures as a result of the November 2015 completion of both WG's Western Gas Lateral project, which improved the reliability of WG's natural gas distribution network in the western part of Wisconsin, and WE's coal to natural gas conversion project at VAPP. Also contributing to the decrease were lower payments at WE for environmental compliance projects and electric distribution upgrades. The inclusion of WPS for all of 2016, as compared with only the last six months of 2015, substantially offset these lower capital expenditures. WPS's capital expenditures of $154.1 million during the first six months of 2016 related to the ReACTTM emission control technology project at Weston Unit 3, a combustion turbine project at the Fox Energy Center, and the SMRP, a project to underground and upgrade certain electric distribution facilities in northern Wisconsin.

The increase in cash paid for capital expenditures at the Illinois segment during 2016 was due to the inclusion of PGL and NSG for all of 2016, compared with only the last six months of 2015. Capital expenditures at the Illinois segment were driven primarily by the SMP at PGL.

The increase in cash paid for capital expenditures at the other states segment during 2016 was due to the inclusion of MERC and MGU for all of 2016, compared with only the last six months of 2015. MERC's and MGU's capital expenditures of $22.7 million during the first six months of 2016 primarily related to natural gas distribution systems and mains.

The increase in cash paid for capital expenditures at the corporate and other segment during 2016 was driven by a project to implement a new enterprise resource planning system and an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries.

2016 Form 10-K	54	WEC Energy Group, Inc.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements – Capital Expenditures and Significant Capital Projects for more information.

2015 Compared with 2014

The increase in capital expenditures at the Wisconsin segment during 2015 was primarily due to the inclusion of WPS as a result of the Integrys acquisition on June 29, 2015. Significant projects included in WPS's 2015 capital expenditures were the ReACTTM emission control technology project at Weston Unit 3 and the SMRP. The Wisconsin segment also included increased expenditures in 2015 related to WG's Western Gas Lateral project. These increases were partially offset by lower capital expenditures in 2015 for WE's conversion of the fuel source for VAPP from coal to natural gas, as most of the capital expenditures related to this project were incurred in 2014.

The Illinois segment includes capital expenditures from PGL and NSG as a result of the Integrys acquisition on June 29, 2015. In 2015, PGL incurred significant capital expenditures related to the SMP.

The other states segment includes capital expenditures from MERC and MGU as a result of the Integrys acquisition on June 29, 2015.

Financing Activities

2016 Compared with 2015

Net cash related to financing activities decreased $2,057.5 million during 2016, driven by:

•
A $1,526.4 million net decrease in cash due to a $1,750.0 million decrease in the issuance of long-term debt during 2016, partially offset by $223.6 million of lower repayments of long-term debt during 2016. We issued $1,200.0 million of long-term debt during 2015 in connection with the acquisition of Integrys.

•	A $397.8 million net decrease in cash due to $234.8 million of net repayments of commercial paper during 2016 compared with $163.0 million of net borrowings of commercial paper during 2015.

•
A $169.5 million increase in dividends paid on common stock during 2016, due to the issuance of 90.2 million shares of our common stock in June 2015 as a result of the Integrys acquisition and increases to our quarterly dividend rate. See Note 2, Acquisitions, for more information.

•	A $33.3 million increase in cash used to purchase shares of our common stock during 2016 to satisfy requirements of our stock-based compensation plans.

These decreases in net cash related to financing activities were partially offset by a $52.7 million increase in cash due to the redemption of all of WPS's preferred stock during 2015.

2015 Compared with 2014

Net cash related to financing activities increased $1,618.0 million during 2015, driven by:

•	A $1,900.0 million increase in the issuance of long-term debt during 2015, of which $1,200.0 million related to the acquisition of Integrys.

•	An $82.8 million increase in net borrowings of commercial paper during 2015.

These increases in net cash related to financing activities were partially offset by:

•	A $205.3 million increase in retirements of long-term debt during 2015, of which $130.1 million related to legacy Integrys and its subsidiaries.

•
A $103.4 million increase in dividends paid on common stock due to the issuance of 90.2 million shares of our common stock in June 2015 as a result of the Integrys acquisition and an increase in our quarterly dividend rate effective with the closing of the acquisition.

2016 Form 10-K	55	WEC Energy Group, Inc.

•	A $52.7 million decrease in cash due to the redemption of all of WPS's preferred stock during 2015.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt and Capital Lease Obligations.

2016 Form 10-K	56	WEC Energy Group, Inc.

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

The following table shows our capitalization structure as of December 31, 2016 and 2015, as well as an adjusted capitalization structure that we believe is consistent with how the rating agencies currently view our 2007 6.25% Series A Junior Subordinated Notes due 2067 (6.25% Junior Notes):

	2016		2015
(in millions)	Actual	Adjusted	Actual	Adjusted
Common equity	$8,929.8	$9,179.8	$8,654.8	$8,904.8
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current maturities)	9,315.4	9,065.4	9,281.8	9,031.8
Short-term debt	860.2	860.2	1,095.0	1,095.0
Total capitalization	$19,135.8	$19,135.8	$19,062.0	$19,062.0

Total debt	$10,175.6	$9,925.6	$10,376.8	$10,126.8

Ratio of debt to total capitalization	53.2%	51.9%	54.4%	53.1%

Included in long-term debt on our balance sheets as of December 31, 2016 and 2015, is $500.0 million principal amount of 6.25% Junior Notes. The adjusted presentation attributes $250.0 million of the 6.25% Junior Notes to common equity and $250.0 million to long-term debt. As a result of Integrys’s repurchase and retirement of some of its 6.11% Junior Notes, we were informed by one rating agency that it will no longer attribute equity credit to Integrys’s remaining junior subordinated notes, consisting of $114.9 million aggregate principal amount of the 6.11% Junior Notes, and $400.0 million aggregate principal amount of its 6.00% Junior Subordinated Notes due 2073. Therefore, the Integrys junior subordinated notes are no longer being adjusted in the table above. For additional information on the repurchase of the 6.11% Junior Notes, see Note 14, Long-Term Debt and Capital Lease Obligations.

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

2016 Form 10-K	57	WEC Energy Group, Inc.

At December 31, 2016, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, for more information about our credit facilities and other short-term credit agreements. See Note 14, Long-Term Debt and Capital Lease Obligations, for more information about our long-term debt.

Working Capital

As of December 31, 2016, our current liabilities exceeded our current assets by approximately $262.9 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings and/or Baa3 at Moody's Investors Service. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

Capital Requirements

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2016:

	Payments Due by Period (1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (2)	$17,658.0	$555.3	$1,943.2	$1,700.4	$13,459.1
Capital lease obligations (3)	85.3	13.9	30.2	33.6	7.6
Operating lease obligations (4)	95.5	9.9	14.7	10.8	60.1
Energy and transportation purchase obligations (5)	11,977.5	1,137.7	1,716.2	1,344.7	7,778.9
Purchase orders (6)	1,129.5	721.8	226.5	88.4	92.8
Pension and OPEB funding obligations (7)	170.1	113.3	56.8	—	—
Capital contributions to equity method investments	24.1	24.1	—	—	—
Total contractual obligations	$31,140.0	$2,576.0	$3,987.6	$3,177.9	$21,398.5

(1)	The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)	Principal and interest payments on long-term debt (excluding capital lease obligations).

(3)	Capital lease obligations for power purchase commitments. This amount does not include We Power leases to WE which are eliminated upon consolidation.

(4)	Operating lease obligations for power purchase commitments and rail car leases.

(5)	Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

2016 Form 10-K	58	WEC Energy Group, Inc.

(6)	Purchase obligations related to normal business operations, information technology, and other services.

(7)	Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2019.

The table above does not include liabilities related to the accounting treatment for uncertainty in income taxes because we are not able to make a reasonably reliable estimate as to the amount and period of related future payments at this time. For additional information regarding these liabilities, refer to Note 15, Income Taxes.

AROs in the amount of $557.7 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years.

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

(in millions)	2017	2018	2019
Wisconsin	$1,376.1	$1,270.5	$1,203.8
Illinois	544.8	517.7	523.4
Other states	91.0	102.7	106.8
We Power	38.4	35.0	36.4
Corporate and other	131.9	30.9	28.9
Total	$2,182.2	$1,956.8	$1,899.3

WPS is continuing work on the SMRP. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. WPS expects to invest approximately $45 million annually through 2018. Subject to regulatory review, Phase II of the SMRP will expand the scope and cost of the original SMRP and will consist of over 900 miles of underground circuit installation. WPS expects to invest approximately $200 million between 2018 and 2021 related to Phase II. WE, WPS, and WG will also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

In connection with the formation of UMERC, we entered into an agreement with Tilden Mining Company under which it will purchase electric power from UMERC for 20 years. The agreement calls for UMERC to construct and operate approximately 180 MW of natural gas-fired generation located in the Upper Peninsula of Michigan. The estimated cost of this project is approximately $265 million ($275 million including AFUDC). See Note 22, Regulatory Environment, for more information about UMERC and this new generation.

In January 2017, we signed an agreement for the acquisition of a natural gas storage facility in Michigan for $225 million that would provide approximately one-third of the storage needs for our Wisconsin natural gas utilities. In addition, we expect to incur approximately $5 million of acquisition related costs. See Note 2, Acquisitions, for more information on this transaction.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved Qualifying Infrastructure Plant rider, which is in effect through 2023. PGL's projected average annual investment through 2019 is between $280 million and $300 million.

We expect to provide capital contributions to ATC (not included in the above table) of approximately $226 million from 2017 through 2019.

2016 Form 10-K	59	WEC Energy Group, Inc.

Common Stock Matters

For information related to our common stock matters, see Note 11, Common Equity.

On January 19, 2017, our Board of Directors increased our quarterly dividend to $0.52 per share effective with the first quarter of 2017 dividend payment, which equates to an annual dividend of $2.08 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $3.5 billion as of December 31, 2016. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $28.7 million, $121.0 million, and $13.9 million to our pension and OPEB plans in 2016, 2015, and 2014, respectively. In January 2017, we contributed $100.0 million to the pension plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 17, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 13, Short-Term Debt and Lines of Credit, Note 16, Guarantees, and Note 21, Variable Interest Entities.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by various regulatory commissions. See Item 1. Business – D. Regulation for more information on these commissions.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of these deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. In general, our regulatory assets are recovered over a period of between one to six years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2016, our regulatory assets were $3,138.3 million, and our regulatory liabilities were $1,597.2 million.

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

2016 Form 10-K	60	WEC Energy Group, Inc.

•
Prior to its acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2016, we had received no significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the Qualifying Infrastructure Plant rider as a recovery mechanism for costs incurred related to investments in qualifying infrastructure plant. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. No schedule has been set for the 2015 reconciliation. The ALJ has placed the 2014 reconciliation on a stay, pending resolution of the ICC ordered stakeholder workshops and the ICC investigative docket regarding anonymous letters it received, both related to PGL's SMP. Although schedules have not been set for the reconciliations, discovery has continued for both the 2014 and 2015 reconciliations. As of December 31, 2016, there can be no assurance that all costs incurred under the Qualifying Infrastructure Plant rider will be recoverable.

See Note 22, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

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

Embedded within our utilities' rates are amounts to recover fuel, natural gas, and purchased power costs. Our utilities have recovery mechanisms in place that allow them to recover or refund all or a portion of the changes in prudently incurred fuel, natural gas, and purchased power costs from rate case-approved amounts. See Item 1. Business – D. Regulation for more information on these mechanisms.

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

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2016, 2015, and 2014, as measured by degree days, may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term and long-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt. We may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure.

Based on the variable rate debt outstanding at December 31, 2016, and December 31, 2015, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $9.8 million and $11.0 million in 2016 and

2016 Form 10-K	61	WEC Energy Group, Inc.

2015, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2016	Expected Return on Assets in 2017
Pension trust funds	$2,709.2	7.11%
OPEB trust funds	$773.5	7.25%

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

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

Industry Restructuring

Electric Utility Industry

The regulated energy industry continues to experience significant changes. The FERC continues to support large RTOs, which affects the structure of the wholesale market. To this end, MISO implemented the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail choice might be implemented, if at all, in Wisconsin. However, Michigan has adopted a limited retail choice program.

2016 Form 10-K	62	WEC Energy Group, Inc.

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

Restructuring in Michigan

Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. Some of our small retail customers have switched to an alternative electric supplier. As of December 31, 2016, the law limited customer choice to 10% of our Michigan retail load. Due to the December 2016 passage of Michigan Act 341, this cap could potentially be reduced in future years. The iron ore mine in our service territory and certain load increases by facilities already using an alternative electric supplier are excluded from this cap, if various conditions are met. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

Natural Gas Utility Industry

We offer natural gas transportation services to our customers that elect to purchase natural gas from an alternative retail natural gas supplier. Since these transportation customers continue to use our distribution systems to transport the natural gas to their facilities, we earn distribution revenues from them. As such, the loss of revenue associated with the natural gas that transportation customers purchase from an alternative retail natural gas supplier has little impact on our net income, since it is offset by an equal reduction to natural gas costs.

Restructuring in Wisconsin

The PSCW previously instituted generic proceedings to consider how its regulation of natural gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to provide customer classes with workably competitive market choices the option to choose an alternative retail natural gas supplier. The PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates. All of our Wisconsin customer classes have workably competitive market choices and, therefore, can purchase natural gas directly from either an alternative retail natural gas supplier or their local natural gas utility. Currently, we are unable to predict the impact of potential future industry restructuring on our results of operations or financial position.

Restructuring in Illinois

Since 2002, PGL and NSG have provided their customers with the option to choose an alternative retail natural gas supplier. We are not required by the ICC or state law to make this option available to customers, but since this option is currently provided to our Illinois customers, we would need ICC approval to eliminate it.

Restructuring in Minnesota

MERC has provided its commercial and industrial customers with the option to choose an alternative retail natural gas supplier since 2006. We are not required by the MPUC or state law to make this option available to customers, but since this option is currently provided to our Minnesota commercial and industrial customers, we would need MPUC approval to eliminate it.

Restructuring in Michigan

The option to choose an alternative retail natural gas supplier has been provided to WPS's Michigan customers since the late 1990s and MGU's customers since 2005. We are not required by the MPSC or state law to make this option available to customers, but since this option is currently provided to our Michigan customers, we would need MPSC approval to eliminate it.

Environmental Matters

See Note 18, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

2016 Form 10-K	63	WEC Energy Group, Inc.

Other Matters

American Transmission Company Allowed Return on Equity Complaints

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 2013. In December 2015, the ALJ issued an initial decision recommending that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The incentive adder only applies to revenues collected after January 6, 2015. In September 2016, the FERC issued a final order related to this complaint affirming the use of the ROEs stated in the ALJ's initial decision, effective as of the order date, on a going-forward basis. The order also requires ATC to provide refunds, with interest, for the 15-month refund period from November 13, 2013, through February 11, 2015. As of December 31, 2016, ATC had started to provide refunds to WE and WPS for transmission costs paid during the refund period, and we expect the refund process to be completed by July 2017. As these refunds are received, WE and WPS reduce the regulatory assets recorded under the PSCW-approved escrow accounting for transmission expense.

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. In June 2016, the ALJ issued an initial decision recommending that ATC and all other MISO transmission owners be authorized to collect a base ROE of 9.7%, as well as the 0.5% incentive adder approved for MISO transmission owners. The ALJ's initial decision is not binding on the FERC and applies to revenues collected from February 12, 2015, through May 11, 2016. We are not certain when a FERC order related to this matter will be issued.

MISO transmission owners have filed various appeals related to several of the FERC orders with the D.C. Circuit Court of Appeals as well as requests for rehearing.

The decrease in ATC's ROE resulting from the FERC's final order will have a negative impact on our equity earnings and distributions from ATC in the future.

Bonus Depreciation Provisions

The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015. This act extended 50% bonus depreciation to assets placed in service during 2015 through 2017, 40% bonus depreciation to assets placed in service during 2018, and 30% bonus depreciation to assets placed in service during 2019. Bonus depreciation is an additional amount of tax deductible depreciation that is awarded above what would normally be available. Due to the resulting increase in federal tax depreciation, we did not make federal income tax payments for 2016, 2015, or 2014.

Critical Accounting Policies and Estimates

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment may also have a significant effect, not only on the operation of our business, but on our results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective, or complex judgments.

2016 Form 10-K	64	WEC Energy Group, Inc.

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

See Note 10, Goodwill, for more information.

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

2016 Form 10-K	65	WEC Energy Group, Inc.

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2016 Pension Cost
Discount rate	(0.5)	$202.3	$10.4
Discount rate	0.5	(176.1)	(7.4)
Rate of return on plan assets	(0.5)	N/A	13.9
Rate of return on plan assets	0.5	N/A	(13.9)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2016 Postretirement Benefit Cost
Discount rate	(0.5)	$55.2	$2.8
Discount rate	0.5	(47.7)	(2.1)
Health care cost trend rate	(0.5)	34.9	(4.7)
Health care cost trend rate	0.5	40.0	5.4
Rate of return on plan assets	(0.5)	N/A	3.6
Rate of return on plan assets	0.5	N/A	(3.6)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable (or callable with make-whole provisions), noncollateralized, high-quality corporate bonds across the full maturity spectrum. The bonds are generally rated "Aa" with a minimum amount outstanding of $50.0 million. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.12% in 2016, 7.37% in 2015, and 7.25% in 2014. The actual rate of return on pension plan assets, net of fees, was 7.75%, (3.85)%, and 6.17%, in 2016, 2015, and 2014, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 17, Employee Benefits.

Regulatory Accounting

Our utility operations follow the guidance under the Regulated Operations Topic of the FASB ASC. Our financial statements reflect the effects of the ratemaking principles followed by the various jurisdictions regulating us. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off as a charge to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2016, we had $3,138.3 million in regulatory assets and $1,597.2 million in regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information.

2016 Form 10-K	66	WEC Energy Group, Inc.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2016 of approximately $7.4 billion included accrued utility revenues of $509.8 million as of December 31, 2016.

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

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals requires that judgments and estimates be made in the accrual process and in the calculation of effective tax rates. Only income tax benefits that meet the "more likely than not" recognition threshold may be recognized or continue to be recognized. Unrecognized tax benefits are re-evaluated quarterly and changes are recorded based on new information, including the issuance of relevant guidance by the courts or tax authorities and developments occurring in the examinations of our tax returns.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(s), Fair Value Measurements,
Note 1(t), Derivative Instruments, and Note 16, Guarantees, for information concerning potential market risks to which we are exposed.

2016 Form 10-K	67	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WEC Energy Group, Inc.:

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, statements of equity, and statements of cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEC Energy Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2017

2016 Form 10-K	68	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WEC Energy Group, Inc.:

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “ Company”) as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2017

2016 Form 10-K	69	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2016	2015	2014
Operating revenues	$7,472.3	$5,926.1	$4,997.1

Operating expenses
Cost of sales	2,647.4	2,240.1	2,259.4
Other operation and maintenance	2,185.5	1,709.3	1,112.4
Depreciation and amortization	762.6	561.8	391.4
Property and revenue taxes	194.7	164.4	121.8
Total operating expenses	5,790.2	4,675.6	3,885.0

Operating income	1,682.1	1,250.5	1,112.1

Equity in earnings of transmission affiliate	146.5	96.1	66.0
Other income, net	80.8	58.9	13.4
Interest expense	402.7	331.4	240.3
Other expense	(175.4)	(176.4)	(160.9)

Income before income taxes	1,506.7	1,074.1	951.2
Income tax expense	566.5	433.8	361.7
Net income	940.2	640.3	589.5

Preferred stock dividends of subsidiary	1.2	1.8	1.2
Net income attributed to common shareholders	$939.0	$638.5	$588.3

Earnings per share
Basic	$2.98	$2.36	$2.61
Diluted	$2.96	$2.34	$2.59

Weighted average common shares outstanding
Basic	315.6	271.1	225.6
Diluted	316.9	272.7	227.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	70	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2016	2015	2014
Net income	$940.2	$640.3	$589.5

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Gains on settlement, net of tax of $7.6	—	11.4	—
Reclassification of gains to net income, net of tax	(1.3)	(0.8)	—
Cash flow hedges, net	(1.3)	10.6	—

Defined benefit plans
Pension and OPEB costs arising during the period, net of tax of $0.1 and $(4.2), respectively	(0.8)	(6.3)	—
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.4	—	—
Defined benefit plans, net	(0.4)	(6.3)	—

Other comprehensive (loss) income, net of tax	(1.7)	4.3	—

Comprehensive income	938.5	644.6	589.5

Preferred stock dividends of subsidiary	1.2	1.8	1.2
Comprehensive income attributed to common shareholders	$937.3	$642.8	$588.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	71	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$37.5	$49.8
Accounts receivable and unbilled revenues, net of reserves of $108.0 and $113.3, respectively	1,241.7	1,028.6
Materials, supplies, and inventories	587.6	687.0
Assets held for sale	—	96.8
Prepayments	204.4	285.8
Other	97.5	58.8
Current assets	2,168.7	2,206.8

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $8,214.6 and $7,919.1, respectively	19,915.5	19,189.7
Regulatory assets	3,087.9	3,064.6
Equity investment in transmission affiliate	1,443.9	1,380.9
Goodwill	3,046.2	3,023.5
Other	461.0	489.7
Long-term assets	27,954.5	27,148.4
Total assets	$30,123.2	$29,355.2

Liabilities and Equity
Current liabilities
Short-term debt	$860.2	$1,095.0
Current portion of long-term debt	157.2	157.7
Accounts payable	861.5	815.4
Accrued payroll and benefits	163.8	169.7
Other	388.9	471.2
Current liabilities	2,431.6	2,709.0

Long-term liabilities
Long-term debt	9,158.2	9,124.1
Deferred income taxes	5,146.6	4,622.3
Deferred revenue, net	566.2	579.4
Regulatory liabilities	1,563.8	1,392.2
Environmental remediation liabilities	633.6	628.2
Pension and OPEB obligations	498.6	543.1
Other	1,164.4	1,071.7
Long-term liabilities	18,731.4	17,961.0

Commitments and contingencies (Note 18)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,614,941 and 315,683,496 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,309.8	4,347.2
Retained earnings	4,613.9	4,299.8
Accumulated other comprehensive income	2.9	4.6
Common shareholders' equity	8,929.8	8,654.8

Preferred stock of subsidiary	30.4	30.4
Total liabilities and equity	$30,123.2	$29,355.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	72	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2016	2015	2014
Operating activities
Net income	940.2	$640.3	$589.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	762.6	583.5	417.0
Deferred income taxes and investment tax credits, net	493.8	418.7	328.1
Contributions and payments related to pension and OPEB plans	(28.7)	(121.0)	(13.9)
Equity income in transmission affiliate, net of distributions	(46.6)	(11.0)	(8.5)
Change in –
Accounts receivable and unbilled revenues	(180.7)	84.0	80.7
Materials, supplies, and inventories	100.0	(69.4)	(71.2)
Other current assets	103.1	(27.2)	(13.9)
Accounts payable	34.4	(9.3)	23.7
Other current liabilities	(20.8)	14.1	(45.3)
Other, net	(53.8)	(209.1)	(87.3)
Net cash provided by operating activities	2,103.5	1,293.6	1,198.9

Investing activities
Capital expenditures	(1,423.7)	(1,266.2)	(761.2)
Business acquisition, net of cash acquired of $156.3	—	(1,329.9)	—
Capital contributions to transmission affiliate	(42.3)	(8.7)	(13.1)
Proceeds from the sale of assets and businesses	166.3	28.9	13.9
Withdrawal of restricted cash from Rabbi trust for qualifying payments	26.6	1.4	—
Other, net	3.0	57.0	3.6
Net cash used in investing activities	(1,270.1)	(2,517.5)	(756.8)

Financing activities
Exercise of stock options	41.6	30.1	50.3
Purchase of common stock	(108.0)	(74.7)	(123.2)
Dividends paid on common stock	(624.9)	(455.4)	(352.0)
Redemption of WPS preferred stock	—	(52.7)	—
Issuance of long-term debt	400.0	2,150.0	250.0
Retirement of long-term debt	(306.0)	(529.6)	(324.3)
Change in short-term debt	(234.8)	163.0	80.2
Other, net	(13.6)	(18.9)	12.8
Net cash (used in) provided by financing activities	(845.7)	1,211.8	(406.2)

Net change in cash and cash equivalents	(12.3)	(12.1)	35.9
Cash and cash equivalents at beginning of year	49.8	61.9	26.0
Cash and cash equivalents at end of year	$37.5	$49.8	$61.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	73	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Total Equity
(in millions, expect per share amounts)
Balance at December 31, 2013	$2.3	$349.7	$3,880.7	$0.3	$4,233.0	$30.4	$4,263.4
Net income attributed to common shareholders	—	—	588.3	—	588.3	—	588.3
Common stock dividends of $1.56 per share	—	—	(352.0)	—	(352.0)	—	(352.0)
Exercise of stock options	—	50.3	—	—	50.3	—	50.3
Purchase of common stock	—	(123.2)	—	—	(123.2)	—	(123.2)
Stock-based compensation and other	—	23.3	—	—	23.3	—	23.3
Balance at December 31, 2014	$2.3	$300.1	$4,117.0	$0.3	$4,419.7	$30.4	$4,450.1
Net income attributed to common shareholders	—	—	638.5	—	638.5	—	638.5
Other comprehensive income	—	—	—	4.3	4.3	—	4.3
Common stock dividends of $1.74 per share	—	—	(455.4)	—	(455.4)	—	(455.4)
Exercise of stock options	—	30.1	—	—	30.1	—	30.1
Issuance of common stock for the acquisition of Integrys	0.9	4,072.0	—	—	4,072.9	—	4,072.9
Purchase of common stock	—	(74.7)	—	—	(74.7)	—	(74.7)
Addition of WPS preferred stock	—	—	—	—	—	51.1	51.1
Redemption of WPS preferred stock	—	(1.6)	—	—	(1.6)	(51.1)	(52.7)
Stock-based compensation and other	—	21.3	(0.3)	—	21.0	—	21.0
Balance at December 31, 2015	$3.2	$4,347.2	$4,299.8	$4.6	$8,654.8	$30.4	$8,685.2
Net income attributed to common shareholders	—	—	939.0	—	939.0	—	939.0
Other comprehensive loss	—	—	—	(1.7)	(1.7)	—	(1.7)
Common stock dividends of $1.98 per share	—	—	(624.9)	—	(624.9)	—	(624.9)
Exercise of stock options	—	41.6	—	—	41.6	—	41.6
Purchase of common stock	—	(108.0)	—	—	(108.0)	—	(108.0)
Stock-based compensation and other	—	29.0	—	—	29.0	—	29.0
Balance at December 31, 2016	$3.2	$4,309.8	$4,613.9	$2.9	$8,929.8	$30.4	$8,960.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	74	WEC Energy Group, Inc.

G. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(in millions)				2016	2015
Common equity (see accompanying statement)				$8,929.8	$8,654.8
Preferred stock of subsidiary (Note 12)				30.4	30.4
Long-term debt	Interest Rate		Year Due
WEC Energy Group Senior Notes (unsecured)	1.65%		2018	300.0	300.0
	2.45%		2020	400.0	400.0
	3.55%		2025	500.0	500.0
	6.20%		2033	200.0	200.0
WEC Energy Group Junior Notes (unsecured)	6.25%		2067	500.0	500.0
WE Debentures (unsecured)	1.70%		2018	250.0	250.0
	4.25%		2019	250.0	250.0
	2.95%		2021	300.0	300.0
	3.10%		2025	250.0	250.0
	6.50%		2028	150.0	150.0
	5.625%		2033	335.0	335.0
	5.70%		2036	300.0	300.0
	3.65%		2042	250.0	250.0
	4.25%		2044	250.0	250.0
	4.30%		2045	250.0	250.0
	6.875%		2095	100.0	100.0
WPS Notes (unsecured)	5.65%		2017	125.0	125.0
	1.65%		2018	250.0	250.0
	6.08%		2028	50.0	50.0
	5.55%		2036	125.0	125.0
	3.671%		2042	300.0	300.0
	4.752%		2044	450.0	450.0
WG Debentures (unsecured)	3.53%		2025	200.0	200.0
	5.90%		2035	90.0	90.0
	3.71%		2046	200.0	—
PGL First and Refunding Mortgage Bonds (secured) (1)	2.21%		2016	—	50.0
	8.00%		2018	5.0	5.0
	4.63%		2019	75.0	75.0
	3.90%		2030	50.0	50.0
	1.875%		2033	50.0	50.0
	4.00%		2033	50.0	50.0
	4.30%		2035	—	50.0
	3.98%		2042	100.0	100.0
	3.96%		2043	220.0	220.0
	4.21%		2044	200.0	200.0
	3.65%		2046	50.0	—
	3.65%		2046	150.0	—
NSG First Mortgage Bonds (secured) (2)	3.43%		2027	28.0	28.0
	3.96%		2043	54.0	54.0
We Power Subsidiary Notes (secured, nonrecourse)	4.91%	(3)	2017-2030	106.7	112.1
	5.209%	(4)	2017-2030	204.8	215.0
	4.673%	(4)	2017-2031	170.9	178.3
	6.00%	(3)	2017-2033	126.1	130.5
	6.09%	(4)	2030-2040	275.0	275.0
	5.848%	(4)	2031-2041	215.0	215.0
WECC Notes (unsecured)	6.94%		2028	50.0	50.0
Integrys Senior Notes (unsecured)	8.00%		2016	—	50.0
	4.17%		2020	250.0	250.0
Integrys Junior Notes (unsecured)	3.05%	(5)	2066	114.9	269.8

2016 Form 10-K	75	WEC Energy Group, Inc.

Long-term debt (continued)	Interest Rate	Year Due	2016	2015
Integrys Junior Notes (unsecured)	6.00%	2073	400.0	400.0
Other Notes (secured, nonrecourse)	4.81%	2030	2.0	2.0

Obligations under capital leases			29.6	59.9
Total			9,352.0	9,314.6
Integrys acquisition fair value adjustment			33.3	41.1
Unamortized debt issuance costs			(38.1)	(37.8)
Unamortized discount, net and other			(31.8)	(36.1)
Total long-term debt, including current portion			9,315.4	9,281.8
Current portion of long-term debt and capital lease obligations			(157.2)	(157.7)
Total long-term debt			9,158.2	9,124.1
Total long-term capitalization			$18,118.4	$17,809.3

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

(3)	We Power senior notes, secured by a collateral assignment of the leases between PWGS and WE related to PWGS 1 and PWGS 2.

(4)	We Power senior notes, secured by a collateral assignment of the leases between ERGSS and WE related to ER 1 and ER 2.

(5)	Variable interest rate reset quarterly. The rate was 3.05% as of December 31, 2016. Prior to December 1, 2016, fixed rate of 6.11% .

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	76	WEC Energy Group, Inc.

H. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General Information—On June 29, 2015, Wisconsin Energy Corporation acquired Integrys and changed its name to WEC Energy Group, Inc. WEC Energy Group serves approximately 1.6 million electric customers and 2.8 million natural gas customers, and it owns approximately 60% of ATC. See Note 2, Acquisitions, for more information on this acquisition.

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

Our financial statements include the accounts of WEC Energy Group, a diversified energy holding company, and the accounts of our subsidiaries in the following reportable segments:

•
Wisconsin segment – Consists of WE, WG, and WPS, which are engaged primarily in the generation of electricity and the distribution of electricity and natural gas in Wisconsin. WE's electric and WPS's electric and natural gas operations in the state of Michigan are also included in this segment.

•	Illinois segment – Consists of PGL and NSG, which are engaged primarily in the distribution of natural gas in Illinois.

•	Other states segment – Consists of MERC and MGU, which are engaged primarily in the distribution of natural gas in Minnesota and Michigan, respectively.

•	Electric transmission segment – Consists of our approximate 60% ownership interest in ATC, a federally regulated electric transmission company.

•	We Power segment – Consists of We Power, which is principally engaged in the ownership of electric power generating facilities for long-term lease to WE.

•
Corporate and other segment – Consists of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Bostco, WECC, WBS, PDL, Wisvest and ITF. The sale of ITF was completed in the first quarter of 2016. In the second quarter of 2016, we sold certain assets of Wisvest. See Note 3, Dispositions, for more information on these sales.

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

(b) Balance Sheet Presentation— To be consistent with the current year presentation, we changed our December 31, 2015 balance sheet from a utility format to a traditional format. This change revised the order of certain balance sheet line items, but it did not result in any change to the classification of amounts between line items.

(c) Cash and Cash Equivalents—Cash and cash equivalents include marketable debt securities with an original maturity of three months or less.

(d) Revenues and Customer Receivables—We recognize revenues related to the sale of energy on the accrual basis and include estimated amounts for services provided but not yet billed to customers.

We present revenues net of pass-through taxes on the income statements.

2016 Form 10-K	77	WEC Energy Group, Inc.

Below is a summary of the significant mechanisms our utility subsidiaries had in place that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts:

•	Fuel and purchased power costs were recovered from customers on a one-for-one basis by our Wisconsin wholesale electric operations and our Michigan retail electric operations.

•
Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. Our electric utilities monitor the deferral of under-collected costs to ensure that it does not cause them to earn a greater ROE than authorized by the PSCW.

•
WE received payments from MISO under an SSR agreement for its PIPP units through February 1, 2015. We recorded revenue for these payments to recover costs for operating and maintaining these units. See Note 22, Regulatory Environment, for more information.

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

•
The rates of PGL and NSG, and the residential rates of WE and WG, included riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates.

•
The rates of PGL, NSG, MERC, and MGU included decoupling mechanisms. These mechanisms differ by state and allow utilities to recover or refund differences between actual and authorized margins. MGU's decoupling mechanism was discontinued after December 31, 2015. See Note 22, Regulatory Environment, for more information.

•	PGL's rates included a cost recovery mechanism for SMP costs.

Revenues are also impacted by other accounting policies related to PGL's natural gas hub and our electric utilities' participation in the MISO Energy Markets. Amounts collected from PGL's wholesale customers that use the natural gas hub are credited to natural gas costs, resulting in a reduction to retail customers' charges for natural gas and services. Our electric utilities sell and purchase power in the MISO Energy Markets, which operate under both day-ahead and real-time markets. We record energy transactions in the MISO Energy Markets on a net basis for each hour. If our electric utilities were a net seller in a particular hour, the net amount was reported as operating revenues. If our electric utilities were a net purchaser in a particular hour, the net amount was recorded as cost of sales on our income statements.

We provide regulated electric service to customers in Wisconsin and Michigan and regulated natural gas service to customers in Wisconsin, Illinois, Minnesota, and Michigan. The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed above. As a result, we did not have any significant concentrations of credit risk at December 31, 2016. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2016.

2016 Form 10-K	78	WEC Energy Group, Inc.

(e) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2016	2015
Natural gas in storage	$223.1	$284.1
Materials and supplies	206.5	219.2
Fossil fuel	158.0	183.7
Total	$587.6	$687.0

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 18% of total inventories at December 31, 2016 and 2015. The estimated replacement cost of natural gas in inventory at December 31, 2016 and 2015, exceeded the LIFO cost by $92.9 million and $15.2 million, respectively. In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $3.63 at December 31, 2016, and $2.48 at December 31, 2015.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

(f) Investments Held in Rabbi Trust— Integrys has a rabbi trust that is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. The trust holds investments that are classified as trading securities for accounting purposes. As we do not intend to sell the investments in the near term, they are included in other long-term assets on our balance sheets. The net unrealized gains and losses included in earnings related to the investments held at the end of the period were not significant for the years ended December 31, 2016 and 2015.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that have been or are expected to be allowed in the rate-making process in a period different from the period in which the costs or revenues would be recognized by a nonregulated company. When this occurs, regulatory assets and regulatory liabilities are recorded on the balance sheet. Regulatory assets represent probable future revenues associated with certain costs or liabilities that have been deferred and are expected to be recovered through rates charged to customers. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts that are collected in rates for future costs. Recovery or refund of regulatory assets and liabilities is based on specific periods determined by the regulators or occurs over the normal operating period of the assets and liabilities to which they relate. If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the reporting period the determination is made. See Note 6, Regulatory Assets and Liabilities, for more information.

(h) Property, Plant, and Equipment—We record property, plant, and equipment at cost. Cost includes material, labor, overhead, and both debt and equity components of AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2016	2015	2014
WE	3.00%	3.01%	2.93%
WPS *	2.58%	1.30%	N/A
WG	2.34%	2.36%	2.69%
PGL *	3.31%	1.67%	N/A
NSG *	2.44%	1.22%	N/A
MERC *	2.53%	1.26%	N/A
MGU *	2.63%	1.32%	N/A

*	The rates shown for 2015 are for a partial year as a result of the acquisition of Integrys. The full year rate would be approximately double the rate shown.

2016 Form 10-K	79	WEC Energy Group, Inc.

We depreciate our We Power assets over the estimated useful life of the various property components. The components have useful lives of between 10 to 45 years for PWGS 1 and PWGS 2 and 10 to 55 years for ER 1 and ER 2.

We capitalize certain costs related to software developed or obtained for internal use and record these costs to amortization expense over the estimated useful life of the related software, which ranges from 3 to 15 years. If software is retired prior to being fully amortized, the difference is recorded as a loss on the income statement.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on stockholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

The majority of AFUDC is recorded at WE, WPS, and WG. Approximately 50% of WE's, WPS's, and WG's retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. The AFUDC calculation for WBS uses the WPS AFUDC retail rate, while the other utilities AFUDC rates are determined by their respective state commissions, each with specific requirements. Based on these requirements, the other utilities and WBS did not record significant AFUDC for 2016, 2015, or 2014. Average AFUDC rates are shown below:

	2016
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.45%	2.73%
WPS	7.72%	3.00%
WG	8.33%	N/A

Our regulated utilities recorded the following AFUDC for the years ended December 31:

(in millions)	2016	2015	2014
AFUDC – Debt	$10.9	$8.6	$2.3
AFUDC – Equity	$25.1	$20.1	$5.6

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

Due to the acquisition of Integrys, we changed the date of our annual goodwill impairment test from August 31 to July 1. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit exceeds the reporting unit's fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value. See Note 10, Goodwill, for more information.

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

(k) Deferred Revenue—As part of the construction of We Power's electric generating units, we capitalized interest during construction. As allowed under the lease agreements, we were able to collect the carrying costs during the construction of these generating units from our utility customers. The carrying costs that we collected during construction have been recorded as deferred revenue on our balance sheets and we are amortizing the deferred carrying costs to revenue over the individual lease terms.

(l) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when

2016 Form 10-K	80	WEC Energy Group, Inc.

incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted to their present values each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated retirement costs. For our regulated entities, we recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 9, Asset Retirement Obligations, for more information.

(m) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion product landfill sites and manufactured gas plant sites. See Note 9, Asset Retirement Obligations, for more information regarding coal combustion product landfill sites and Note 18, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

(q) Stock-Based Compensation— In accordance with the shareholder approved Omnibus Stock Incentive Plan, we provide long-term incentives through our equity interests to our non-employee directors, officers, and other key employees. The plan provides for the

2016 Form 10-K	81	WEC Energy Group, Inc.

granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in common stock, cash, or a combination thereof. The number of shares of common stock authorized for issuance under the plan is 34.3 million.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period based on our estimate of the final expected value of the awards.

Stock Options

We grant non-qualified stock options that vest on a cliff-basis after a three-year period. The exercise price of a stock option under the plan cannot be less than 100% of our common stock's fair market value on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of our common stock on the date of the grant. Options may not be exercised within six months of the grant date except in the event of a change in control. Options expire no later than 10 years from the date of the grant.

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2016	2015	2014
Non-qualified stock options granted	794,764	516,475	899,500

Estimated fair value per non-qualified stock option	$5.14	$5.29	$4.18

Assumptions used to value the options:
Risk-free interest rate	0.4% – 2.2%	0.1% – 2.1%	0.1% – 3.0%
Dividend yield	4.0%	3.7%	3.8%
Expected volatility	18.1%	18.0%	18.0%
Expected life (years)	6.1	5.8	5.8

The risk-free interest rate was based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on our current dividend rate and historical stock prices. Expected volatility and expected life assumptions were based on our historical experience.

Restricted Shares

Restricted shares have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. Our restricted shares are classified as equity awards.

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on our total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over a three-year period, and beginning in 2017, other performance metrics as determined by the Compensation Committee. Under the terms of the award, participants may earn between 0% and 175% of the performance unit award, as adjusted pursuant to the terms of the plan. All grants are settled in cash and are accounted for as liability awards accordingly. Stock-based compensation costs are recorded over the three-year performance period.

See Note 11, Common Equity, for more information on our stock-based compensation plans.

(r) Earnings Per Share—We compute basic earnings per share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive securities include in-the-money stock options. The calculation of diluted earnings per share for the years ended December 31, 2016 and 2015 excluded 181,709 and 516,475 stock options, respectively, that had an anti-dilutive effect. There were no securities that had an anti-dilutive effect for the year ended December 31, 2014.

2016 Form 10-K	82	WEC Energy Group, Inc.

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

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, or by using a dividend discount model. The fair value of our long-term debt is estimated based upon the quoted market value for the same issue, similar issues, or upon the quoted market prices of United States Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

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

We record derivative instruments on our balance sheets as assets or liabilities measured at fair value unless they qualify for the normal purchases and sales exception, and are so designated. We continually assess our contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities.

We classify derivative assets and liabilities as current or long-term on our balance sheets based on the maturities of the underlying contracts. Realized gains and losses on derivative instruments are primarily recorded in cost of sales on the income statements. Cash flows from derivative activities are presented in the same category as the item being hedged within operating activities on our statements of cash flows.

2016 Form 10-K	83	WEC Energy Group, Inc.

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets, and cash collateral received is reflected in other current liabilities. See Note 20, Derivative Instruments, for more information.

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

NOTE 2—ACQUISITIONS

Acquisition of Integrys

On June 29, 2015, Wisconsin Energy Corporation acquired 100% of the outstanding common shares of Integrys and changed its name to WEC Energy Group, Inc. Integrys is a provider of regulated natural gas and electricity, as well as nonregulated renewable energy products and services. Integrys also provided CNG products and services prior to the sale of ITF in the first quarter of 2016. Integrys holds a 34% interest in ATC, a for-profit transmission company regulated by the FERC. The acquisition of Integrys has provided increased scale, operating efficiencies, and the potential for long-term cost savings through a combination of lower capital and operating costs.

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

2016 Form 10-K	84	WEC Energy Group, Inc.

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

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. The goodwill reflects the value paid for the increased scale and efficiencies as a result of the combination. The goodwill recognized is not deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill. See Note 10, Goodwill, for the allocation of goodwill to our reportable segments.

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

(in millions)
Current assets	$1,060.1
Property, plant, and equipment, net	7,107.4
Goodwill	2,604.3
Other long-term assets *	2,830.5
Current liabilities	(1,320.7)
Long-term debt	(2,943.6)
Other long-term liabilities	(3,703.8)
Preferred stock of subsidiary	(51.1)
Total purchase price	$5,583.1

*	Includes equity method goodwill related to Integrys's investment in ATC. See Note 4, Investment in American Transmission Company, for more information.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during an acquisition measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption was permitted for any interim and annual financial statements that had not yet been issued. We early adopted ASU 2015-16 in the fourth quarter of 2015. Adoption had no impact on our financial statements.

Conditions of Approval

The acquisition was subject to the approvals of various government agencies, including the FERC, Federal Communications Commission, PSCW, ICC, MPSC, and MPUC. Approvals were obtained from all agencies subject to several conditions.

The PSCW order includes the following conditions:

•
WE and WG are each subject to an earnings sharing mechanism for three years beginning January 1, 2016. Under the earnings sharing mechanisms, if either company earns above its authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers. For WE, the additional utility earnings will be used to reduce the company’s transmission escrow. For WG, additional utility earnings will be used to reduce the costs of the Western Gas Lateral that would otherwise be included in rates. All utility earnings above the first 50 basis points will be used to reduce the transmission escrow for WE and reduce the costs of the Western Gas Lateral that would otherwise be included in rates for WG. For the year ended December 31, 2016, WE and WG recorded a combined $24.4 million of expense related to these earnings sharing mechanisms.

•
Any future electric generation projects affecting Wisconsin ratepayers submitted by us or our subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs. In September 2015, WPS and WE filed a joint integrated resource plan with the PSCW for their combined loads, which indicated that no new generation is currently needed.

2016 Form 10-K	85	WEC Energy Group, Inc.

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

In connection with the acquisition, WEC Energy Group and its subsidiaries recorded pre-tax acquisition costs of $3.5 million, $107.6 million, and $12.5 million during 2016, 2015, and 2014, respectively. These costs consisted of employee-related expenses, professional fees, and other miscellaneous costs. They are primarily recorded in the other operation and maintenance line item on the income statements.

Included in the 2015 acquisition costs was $24.9 million of severance expense that resulted from employee reductions related to the post-acquisition integration. Severance expense incurred during 2016 was not significant. The 2015 severance expense was recorded in the following segments:

(in millions)	Year ended December 31, 2015
Wisconsin	$11.1
Illinois	0.9
Other states	0.1
Corporate and other	12.8
Total severance expense	$24.9

Severance payments of $7.5 million and $16.9 million were made during 2016 and 2015, respectively. The severance accruals on our our balance sheets were not significant at December 31, 2016 and 2015.

Our revenues for the year ended December 31, 2015 include revenues attributable to Integrys of $1,416.8 million. Included in our net income for the year ended December 31, 2015, is net income attributable to Integrys of $65.9 million.

2016 Form 10-K	86	WEC Energy Group, Inc.

Acquisition of a Natural Gas Storage Facility in Michigan

In January 2017, we signed an agreement for the acquisition of a natural gas storage facility in Michigan for $225 million that would provide approximately one-third of the storage needs for our Wisconsin natural gas utilities. In addition, we expect to incur approximately $5 million of acquisition related costs. A request has been filed with the PSCW for a declaratory ruling related to the recovery of this investment. PSCW approval and closing of this transaction are expected to occur by the third quarter of 2017.

NOTE 3—DISPOSITIONS

Wisconsin Segment

Sale of Milwaukee County Power Plant

In April 2016, we sold the MCPP steam generation and distribution assets, located in Wauwatosa, Wisconsin. MCPP primarily provided steam to the Milwaukee Regional Medical Center hospitals and other campus buildings. During the second quarter of 2016, we recorded a pre-tax gain on the sale of $10.9 million ($6.5 million after tax), which was included in other operation and maintenance on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of this plant remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

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

2016 Form 10-K	87	WEC Energy Group, Inc.

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

NOTE 4—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

Due to the acquisition of Integrys, our ownership of ATC increased from 26.2% to approximately 60%. ATC is a for-profit, transmission-only company regulated by the FERC and certain state regulatory commissions. We have one representative on ATC's ten-member board of directors. Each member of the board has only one vote. Due to voting requirements, no individual board member has more than 10% of the voting control. The following table shows changes to our investment in ATC during the years ended December 31:

(in millions)	2016		2015	2014
Balance at beginning of period	$1,380.9		$424.1	$402.7
Add: Earnings from equity method investment	146.5		96.1	66.0
Add: Capital contributions	42.3		8.7	13.1
Add: Acquisition of Integrys's investment in ATC	(1.0)		541.5	—
Add: Equity method goodwill from the acquisition of Integrys (1)	10.4		395.8	—
Less: Distributions	135.1	(2)	85.1	57.5
Less: Other	0.1		0.2	0.2
Balance at end of period	$1,443.9		$1,380.9	$424.1

(1)	Represents the purchase price allocated to Integrys's investment in ATC in excess of the recorded value.

(2)	Of this amount, $35.2 million was recorded as a receivable at December 31, 2016.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which are reimbursed by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while the projects are under construction. ATC reimburses us for these costs when the new generation is placed in service.

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2016	2015	2014
Charges to ATC for services and construction	$18.5	$15.4	$8.1
Charges from ATC for network transmission services	357.3	289.2	231.4

2016 Form 10-K	88	WEC Energy Group, Inc.

As of December 31, 2016 and 2015, our balance sheets included the following receivables and payables related to ATC:

(in millions)	2016	2015
Accounts receivable
Services provided to ATC	$2.2	$1.0
Accounts payable
Services received from ATC	28.7	28.3

Summarized financial data for ATC is included in the tables below:

(in millions)	2016	2015	2014
Income statement data
Revenues	$650.8	$615.8	$635.0
Operating expenses	322.5	319.3	307.4
Other expense	95.5	96.1	88.9
Net income	$232.8	$200.4	$238.7

(in millions)	December 31, 2016	December 31, 2015
Balance sheet data
Current assets	$75.8	$80.5
Noncurrent assets	4,312.9	3,948.3
Total assets	$4,388.7	$4,028.8

Current liabilities	$495.1	$330.3
Long-term debt	1,865.3	1,790.7
Other noncurrent liabilities	271.5	245.0
Shareholders' equity	1,756.8	1,662.8
Total liabilities and shareholders' equity	$4,388.7	$4,028.8

NOTE 5—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2016	2015	2014
Cash (paid) for interest, net of amount capitalized	$(411.9)	$(329.6)	$(241.4)
Cash received (paid) for income taxes, net	39.7	(9.3)	(22.0)
Significant non-cash transactions:
Accounts payable related to construction costs	170.1	177.1	1.8
Restricted cash used to purchase investments held in the rabbi trust	59.2	60.2	—
Amortization of deferred revenue	24.7	39.9	55.7
Note receivable received related to the sale of AMP Trillium*	—	12.0	—
Capital assets received related to the sale of AMP Trillium *	—	6.3	—

*	ITF owned a 30% interest in AMP. See Note 3, Dispositions, for more information on the sale of ITF.

At December 31, 2016 and 2015, restricted cash of $33.6 million and $118.4 million, respectively, was recorded within other long-term assets on our balance sheets. The majority of this amount was held in the Integrys rabbi trust and represents a portion of the required funding that was triggered by the announcement of the Integrys acquisition. Withdrawals of restricted cash from the rabbi trust for qualifying payments are shown as an investing activity on the statements of cash flows. Decreases in restricted cash due to the purchase of restricted investments held in the rabbi trust are reflected as non-cash transactions on the statements of cash flows and are included in the table above.

2016 Form 10-K	89	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2016	2015	See Note
Regulatory assets (1) (2)
Unrecognized pension and OPEB costs (3)	$1,252.1	$1,306.4	17
Environmental remediation costs (4)	702.7	697.0	18
Income tax related items (5)	285.1	248.3
Electric transmission costs	234.1	191.5	22
SSR	188.1	86.1	22
AROs	179.2	173.0	9
We Power generation (6)	54.1	45.4
Energy efficiency programs (7)	36.7	48.7
Derivatives	17.9	70.4	1(t)
Other, net	188.3	234.9
Total regulatory assets	$3,138.3	$3,101.7

Balance Sheet Presentation
Current assets (8)	$50.4	$37.1
Regulatory assets	3,087.9	3,064.6
Total regulatory assets	$3,138.3	$3,101.7

(1)	Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in the table.

(2)
As of December 31, 2016, we had $32.7 million of regulatory assets not earning a return and $204.0 million of regulatory assets earning a return based on short-term interest rates. The regulatory assets not earning a return relate to certain environmental remediation costs, the recovery of which depends on the timing of the actual expenditures.

(3)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We are authorized recovery of this regulatory asset over the average remaining service life of each plan.

(4)	As of December 31, 2016, we had not yet made cash expenditures for $633.6 million of these environmental remediation costs.

(5)	Represents adjustments related to deferred income taxes, which are recovered in rates as the temporary differences that generated the income tax benefit reverse.

(6)	Represents amounts recoverable from customers related to WE's costs of the generating units leased from We Power, including subsequent capital additions.

(7)	Represents amounts recoverable from customers related to programs at the utilities designed to meet energy efficiency standards.

(8)	Short-term regulatory assets are recorded in accounts receivable and unbilled revenues on our balance sheets.

2016 Form 10-K	90	WEC Energy Group, Inc.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2016	2015	See Note
Regulatory liabilities
Removal costs (1)	$1,262.7	$1,209.6
Mines deferral (2)	70.2	31.6
Energy costs refundable through rate adjustments (3)	88.7	76.9
Unrecognized pension and OPEB costs (4)	63.0	26.3	17
Derivatives	41.1	12.6	1(t)
Uncollectible expense (5)	36.1	31.8
Other, net	35.4	37.2
Total regulatory liabilities	$1,597.2	$1,426.0

Balance Sheet Presentation
Other current liabilities	$33.4	$33.8
Regulatory liabilities	1,563.8	1,392.2
Total regulatory liabilities	$1,597.2	$1,426.0

(1)	Represents amounts collected from customers to cover the cost of future removal of property, plant, and equipment.

(2)
Represents the deferral of revenues less the associated cost of sales related to sales to the mines, which were not included in the 2015 rate order. We intend to request that this deferral be applied for the benefit of Wisconsin retail electric customers in a future rate proceeding.

(3)	Represents energy costs that will be refunded to customers in the future.

(4)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We will amortize this regulatory liability into net periodic benefit cost over the average remaining service life of each plan.

(5)
Represents amounts refundable to customers related to our uncollectible expense tracking mechanisms and riders. These mechanisms allow us to recover or refund the difference between actual uncollectible write-offs and the amounts recovered in rates.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility and other assets at December 31:

(in millions)	2016	2015
Utility property, plant, and equipment	$24,185.1	$22,803.7
Less: Accumulated depreciation	7,609.7	7,358.2
Net	16,575.4	15,445.5
CWIP	320.0	672.7
Net utility property, plant, and equipment	16,895.4	16,118.2

Non-utility and other property, plant, and equipment	3,520.3	3,482.2
Less: Accumulated depreciation	604.9	560.9
Net	2,915.4	2,921.3
CWIP	104.7	150.2
Net non-utility and other property, plant, and equipment	3,020.1	3,071.5

Total property, plant, and equipment	$19,915.5	$19,189.7

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

2016 Form 10-K	91	WEC Energy Group, Inc.

We Power leases its ownership interest in ER 1 and ER 2 to WE, and WE operates these units. WE and WPS record their respective share of fuel inventory purchases and operating expenses, unless specific agreements have been executed to limit their maximum exposure to additional costs. WE's and WPS's proportionate share of direct expenses for the joint operation of these plants is recorded in operating expenses in the income statements.

Information related to jointly owned facilities at December 31, 2016 was as follows:

	We Power	WPS
(in millions, except for percentages and MWs)	Elm Road Generating Station Units 1 and 2	Weston Unit 4	Columbia Energy Center Units 1 and 2 (2)	Edgewater Unit 4
Ownership	83.34%	70.0%	31.8%	31.8%
Share of rated capacity (MWs) (1)	1,056.8	373.5	334.4	98.0
In-service date	2010 and 2011	2008	1975 and 1978	1969
Property, plant, and equipment	$2,430.8	$596.3	$417.9	$45.8
Accumulated depreciation	$(331.5)	$(170.3)	$(128.3)	$(31.7)
CWIP	$9.4	$0.2	$41.2	$0.1

(1)
Based on expected capacity ratings for summer 2017. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)
Columbia Energy Center (Columbia) is jointly owned by Wisconsin Power and Light (WPL), Madison Gas and Electric (MGE), and WPS. In October 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement between the parties allowing WPS and MGE to forgo certain capital expenditures at Columbia. As a result, WPL will incur these capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based upon the additional capital expenditures WPL expects to incur through June 1, 2020, WPS's ownership interest would decrease to 27.5%.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

Our utilities have recorded AROs primarily for the removal of natural gas distribution mains and service pipes (including asbestos and polychlorinated biphenyls [PCBs]); asbestos abatement at certain generation and substation facilities, office buildings, and service centers; the removal and dismantlement of generation facilities; the dismantling of wind generation projects; the disposal of PCB-contaminated transformers; the closure of fly-ash landfills at certain generation facilities; and the removal of above ground storage tanks. Regulatory assets and liabilities are established by our utilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the applicable regulators. AROs have also been recorded by PDL for the removal of solar equipment components. On our balance sheets, AROs are recorded within other long-term liabilities.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2016	2015		2014
Balance as of January 1	$571.2	$43.6		$42.3
Integrys subsidiaries	—	491.0		—
Accretion	28.3	14.5		2.4
Additions and revisions to estimated cash flows	—	35.5	*	—
Liabilities settled	(41.8)	(13.4)		(1.1)
Balance as of December 31	$557.7	$571.2		$43.6

*
During 2015, an ARO of $16.1 million was recorded for fly-ash landfills located at generation facilities owned by WE and WPS. An ARO of $9.0 million was also recorded during 2015 for the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities rule passed by the EPA in April 2015. In addition, AROs increased $10.4 million in 2015 due to revisions made to estimated cash flows primarily for changes in the weighted average cost to retire natural gas distribution pipe at PGL and NSG.

2016 Form 10-K	92	WEC Energy Group, Inc.

NOTE 10—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2016 and 2015:

	Wisconsin		Illinois		Other States		Total
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Goodwill balance as of January 1	$2,109.5	$441.9	$731.2	$—	$182.8	$—	$3,023.5	$441.9
Adjustment to Integrys purchase price allocation	(5.2)	—	27.5	—	0.4	—	22.7	—
Acquisition of Integrys	—	1,667.6	—	731.2	—	182.8	—	2,581.6
Goodwill balance as of December 31 *	$2,104.3	$2,109.5	$758.7	$731.2	$183.2	$182.8	$3,046.2	$3,023.5

*	We had no accumulated impairment losses related to our goodwill as of December 31, 2016.

Due to the acquisition of Integrys, we changed the date of our annual goodwill impairment test from August 31 to July 1. In the third quarter of 2016, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2016. No impairments resulted from these tests.

NOTE 11—COMMON EQUITY

Stock-Based Compensation Plans

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit for the years ended December 31:

(in millions)	2016	2015	2014
Stock options	$3.5	$3.3	$3.7
Restricted stock	5.8	7.0	2.8
Performance units	8.7	13.0	15.4
Stock-based compensation expense	$18.0	$23.3	$21.9
Related tax benefit	$7.2	$9.3	$8.8

Stock-based compensation costs capitalized during 2016, 2015, and 2014 were not significant.

Stock Options

The following is a summary of our stock option activity during 2016:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	5,984,664	$33.47
Granted	794,764	$52.15
Exercised	(1,644,353)	$25.30
Forfeited	(12,300)	$52.98
Outstanding as of December 31, 2016	5,122,775	$38.95	6.0	$100.9
Exercisable as of December 31, 2016	3,710,836	$35.38	5.2	$86.4

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2016. This is calculated as the difference between our closing stock price on December 31, 2016, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $55.4 million, $36.1 million, and $50.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $22.2 million, $14.5 million, and $19.9 million, respectively.

As of December 31, 2016, the total unrecognized compensation cost related to unvested stock options was not significant.

2016 Form 10-K	93	WEC Energy Group, Inc.

During the first quarter of 2017, the Compensation Committee awarded 552,215 non-qualified stock options with a weighted-average exercise price of $58.31 and a weighted-average grant date fair value of $7.45 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2016:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2016	229,018	$46.78
Granted	146,941	$53.69
Released	(141,224)	$46.14
Forfeited	(14,689)	$54.39
Outstanding as of December 31, 2016	220,046	$51.30

The intrinsic value of restricted stock released was $7.7 million, $3.7 million, and $2.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $3.1 million, $1.3 million, and $1.0 million, respectively.

As of December 31, 2016, approximately $5.1 million of unrecognized compensation cost related to restricted stock was expected to be recognized over the next 1.9 years on a weighted-average basis.

During the first quarter of 2017, the Compensation Committee awarded 82,622 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $58.10 per share.

Performance Units

In 2016, 2015, and 2014, the Compensation Committee awarded 297,305; 195,365; and 233,735 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $19.1 million, $13.2 million, and $14.8 million were settled during 2016, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from the distribution of performance units for the same years was approximately $6.8 million, $4.8 million, and $5.3 million, respectively.

As of December 31, 2016, approximately $10.2 million of unrecognized compensation cost related to performance units was expected to be recognized over the next 1.4 years on a weighted-average basis.

During the first quarter of 2017, we settled performance units with an intrinsic value of $6.1 million. The actual tax benefit realized from the distribution of these awards was $1.8 million. In January 2017, the Compensation Committee also awarded 237,650 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

In accordance with their most recent rate orders, WE, WG, and WPS may not pay common dividends above the test year forecasted amounts reflected in their respective rate cases, if it would cause their average common equity ratio, on a financial basis, to fall below their authorized levels of 51%, 49.5%, and 51%, respectively. A return of capital in excess of the test year amount can be paid by each company at the end of the year provided that their respective average common equity ratios do not fall below the authorized levels.

2016 Form 10-K	94	WEC Energy Group, Inc.

WE may not pay common dividends to us under WE's Restated Articles of Incorporation if any dividends on its outstanding preferred stock have not been paid. In addition, pursuant to the terms of WE's 3.60% Serial Preferred Stock, WE's ability to declare common dividends would be limited to 75% or 50% of net income during a twelve month period if its common stock equity to total capitalization, as defined in the preferred stock designation, is less than 25% and 20%, respectively.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of its capital stock.
WEC Energy Group and Integrys have the option to defer interest payments on their junior subordinated notes, from time to time, for one or more periods of up to 10 consecutive years per period. During any period in which they defer interest payments, they may not declare or pay any dividends or distributions on, or redeem, repurchase or acquire, their respective common stock.

See Note 13, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2016, the restricted net assets of consolidated and unconsolidated subsidiaries and our equity in undistributed earnings of investees accounted for by the equity method totaled approximately $6.3 billion. This amount exceeds 25% of our consolidated net assets as of December 31, 2016.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Repurchase Program

We have instructed our independent agents to purchase shares on the open market to fulfill obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. As a result, no new shares of common stock were issued in 2016, 2015, or 2014, other than for the Integrys acquisition. See Note 2, Acquisitions, for more information.

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

	2016		2015		2014
(in millions)	Shares	Cost	Shares	Cost	Shares	Cost
Under share repurchase programs	—	$—	—	$—	0.4	$18.6
To fulfill exercised stock options and restricted stock awards	1.8	108.0	1.5	74.7	2.3	104.6
Total	1.8	$108.0	1.5	$74.7	$2.7	$123.2

Common Stock Dividends

During the year ended December 31, 2016, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 21, 2016	March 1, 2016	$0.4950	First quarter
April 21, 2016	June 1, 2016	$0.4950	Second quarter
July 21, 2016	September 1, 2016	$0.4950	Third quarter
October 20, 2016	December 1, 2016	$0.4950	Fourth quarter

On January 19, 2017, our Board of Directors increased our quarterly dividend to $0.52 per share effective with the first quarter of 2017 dividend payment, which equates to an annual dividend of $2.08 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

2016 Form 10-K	95	WEC Energy Group, Inc.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2016 and 2015:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock	2,286,500
3.60% Series		260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2016	2015
Commercial paper
Amount outstanding at December 31	$860.2	$1,095.0
Average interest rate on amounts outstanding at December 31	0.96%	0.68%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2016, was $882.3 million with a weighted-average interest rate during the period of 0.66%.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 70.0%, 65.0%, 65.0%, 65.0%, and 65.0%, respectively. As of December 31, 2016, all companies were in compliance with their respective ratio.

As of December 31, 2016, we had $1,620.7 million of available capacity under our bank back-up credit facilities and $860.2 million of commercial paper outstanding that was supported by the credit facilities.

2016 Form 10-K	96	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities as of December 31:

(in millions)	Maturity	2016
WEC Energy Group	December 2020	$1,050.0
WE	December 2020	500.0
WPS	December 2020	250.0
WG	December 2020	350.0
PGL	December 2020	350.0
Total short-term credit capacity		$2,500.0

Less:
Letters of credit issued inside credit facilities		$19.1
Commercial paper outstanding		860.2

Available capacity under existing agreements		$1,620.7

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

Wisconsin Gas LLC

In September 2016, WG issued $200.0 million of 3.71% Debentures due September 30, 2046. The net proceeds were used to repay short-term debt.

The Peoples Gas Light and Coke Company

In December 2016, PGL issued $150.0 million of 3.65% Series DDD Bonds due December 15, 2046. The net proceeds were used for general corporate purposes, including capital expenditures and the refinancing of short-term debt.
In November 2016, PGL issued $50.0 million of 3.65% Series CCC Bonds due December 15, 2046. The net proceeds were used to repay at maturity PGL's $50.0 million aggregate principal amount outstanding of 2.21% First and Refunding Mortgage Bonds,
Series XX.

In June 2016, PGL issued commercial paper to redeem at par, its $50.0 million of 4.30% Series RR First and Refunding Mortgage Bonds that were due in 2035.

W.E. Power, LLC

During 2017, $5.6 million of We Power's outstanding $106.7 million of 4.91% secured notes will mature. As a result, this balance was included in the current portion of long-term debt on our balance sheet at December 31, 2016.

During 2017, $4.6 million of We Power's outstanding $126.1 million of 6.00% secured notes will mature. As a result, this balance was included in the current portion of long-term debt on our balance sheet at December 31, 2016.

During 2017, $10.8 million of We Power's outstanding $204.8 million of 5.209% secured notes will mature. As a result, this balance was included in the current portion of long-term debt on our balance sheet at December 31, 2016.

2016 Form 10-K	97	WEC Energy Group, Inc.

During 2017, $8.5 million of We Power's outstanding $170.9 million of 4.673% secured notes will mature. As a result, this balance was included in the current portion of long-term debt on our balance sheet at December 31, 2016.

Integrys Holding, Inc.

In June 2016, Integrys's $50.0 million of 8.00% unsecured senior notes matured and were repaid with contributions from WEC Energy Group, which were funded by commercial paper issued by WEC Energy Group.

In February 2016, Integrys repurchased and retired $154.9 million aggregate principal amount of its 6.11% Junior Notes for a purchase price of $128.6 million, plus accrued and unpaid interest, through a modified “dutch auction” tender offer. The gain associated with this repurchase was included in other income, net on our income statement. In connection with this transaction, Integrys issued approximately $66.4 million of additional common stock to WEC Energy Group in satisfaction of its obligations under a replacement capital covenant relating to the 6.11% Junior Notes. Effective December 1, 2016, the remaining $114.9 million aggregate principal amount of the 6.11% Junior Notes bears interest at the three-month London Interbank Offered Rate (LIBOR) plus 2.12% and will reset quarterly.

Bonds and Notes

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under capital leases) as of December 31, 2016:

(in millions)	Payments
2017	$154.5
2018	836.1
2019	357.7
2020	684.4
2021	336.2
Thereafter	6,953.5
Total	$9,322.4

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

As of December 31, 2016, WE was the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, WE terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. WE purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2016, the repurchased bonds were still outstanding, but were not reported in our long-term debt since they were held by WE. Depending on market conditions and other factors, WE may change the method used to determine the interest rate on this bond series and have it remarketed to third parties. A related bond series that had an outstanding principal amount of $67.0 million matured on August 1, 2016.

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

Effective May 2017, the $500 million of 6.25% Junior Notes will bear interest at the three-month LIBOR plus 211.25 basis points and will reset quarterly.

In connection with Integrys’s outstanding 6.11% Junior Notes, Integrys executed a Replacement Capital Covenant dated December 1, 2006, as replaced by a new Replacement Capital Covenant on December 1, 2010 (Integrys RCC) for the benefit of persons that buy, hold, or sell a specified series of its long-term indebtedness (covered debt). Integrys’s 4.17% Senior Notes due November 1, 2020, have been designated as the covered debt under the Integrys RCC. The Integrys RCC provides that Integrys may not redeem, defease,

2016 Form 10-K	98	WEC Energy Group, Inc.

or purchase, and that its subsidiaries may not purchase, any 6.11% Junior Notes on or before December 1, 2036, unless, subject to certain limitations described in the Integrys RCC, Integrys has received a specified amount of proceeds from the sale of qualifying securities.

Effective August 2023, Integrys's $400.0 million of 2013 6.00% Junior Subordinated Notes due 2073 will bear interest at the three-month LIBOR plus 322 basis points and will reset quarterly.

Certain long-term debt obligations contain financial and other covenants. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

Obligations Under Capital Leases

In 1997, WE entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MW of firm capacity from a natural gas-fired cogeneration facility, includes zero minimum energy requirements. When the contract expires in 2022, WE may, at its option and with proper notice, renew for another 10 years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant's electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as cost of sales on our income statements. We paid a total of $37.6 million and $36.2 million in lease payments during 2016 and 2015, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our balance sheets. Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately $78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $29.6 million as of December 31, 2016, and will decrease to zero over the remaining life of the contract.

The following is a summary of our capitalized leased facilities as of December 31:

(in millions)	2016	2015
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(109.5)	(103.9)
Total leased facilities	$30.8	$36.4

Future minimum lease payments under our capital lease and the present value of our net minimum lease payments as of December 31, 2016 are as follows:

(in millions)	Payments
2017	$13.9
2018	14.7
2019	15.5
2020	16.4
2021	17.2
Thereafter	7.6
Total minimum lease payments	85.3
Less: Estimated executory costs	(39.9)
Net minimum lease payments	45.4
Less: Interest	(15.8)
Present value of net minimum lease payments	29.6
Less: Due currently	(2.7)
Long-term obligations under capital lease	$26.9

2016 Form 10-K	99	WEC Energy Group, Inc.

NOTE 15—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2016	2015	2014
Current tax expense	$72.7	$15.1	$33.6
Deferred income taxes, net	498.7	420.4	329.2
Investment tax credit, net	(4.9)	(1.7)	(1.1)
Total income tax expense	$566.5	$433.8	$361.7

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2016		2015		2014
		Effective		Effective		Effective
(in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Expected tax at statutory federal tax rates	$526.4	35.0%	$375.5	35.0%	$332.5	35.0%
State income taxes net of federal tax benefit	72.8	4.8%	73.1	6.8%	50.5	5.3%
Production tax credits	(15.7)	(1.1)%	(17.4)	(1.6)%	(17.4)	(1.8)%
AFUDC – Equity	(8.8)	(0.6)%	(7.1)	(0.7)%	(1.9)	(0.2)%
Investment tax credit restored	(4.9)	(0.3)%	(1.7)	(0.2)%	(1.1)	(0.2)%
Other, net	(3.3)	(0.2)%	11.4	1.1%	(0.9)	(0.1)%
Total income tax expense	$566.5	37.6%	$433.8	40.4%	$361.7	38.0%

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 are as follows:

(in millions)	2016	2015
Deferred tax assets
Future tax benefits	$430.4	$382.8
Employee benefits and compensation	222.0	229.9
Deferred revenues	207.2	219.9
Property-related	54.5	59.5
Other	230.6	177.1
Total deferred tax assets	1,144.7	1,069.2
Valuation allowance	(15.0)	(17.1)
Net deferred tax assets	$1,129.7	$1,052.1

Deferred tax liabilities
Property-related	$4,979.3	$4,451.5
Investment in transmission affiliate	476.9	420.4
Employee benefits and compensation	401.6	428.9
Deferred transmission costs	93.1	76.7
Other	325.4	296.9
Total deferred tax liabilities	6,276.3	5,674.4
Deferred tax liability, net	$5,146.6	$4,622.3

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

2016 Form 10-K	100	WEC Energy Group, Inc.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2016 and 2015 are summarized in the tables below:

2016 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2016
Federal net operating loss	$407.6	$142.7	$—	2031
Federal foreign tax credit	—	13.5	(13.5)	2017
Other federal tax credit	—	241.1	—	2025
Charitable contribution	9.4	4.0	(1.5)	2016
State net operating loss	482.6	24.3	—	2024
State tax credit	—	4.8	—	2016
Balance as of December 31, 2016	$899.6	$430.4	$(15.0)

2015 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2015
Federal net operating loss	$412.3	$144.3	$—	2031
Federal foreign tax credit	—	15.2	(15.2)	2017
Other federal tax credit	—	207.8	—	2025
Charitable contribution	4.7	1.9	(1.9)	2016
State net operating loss	185.9	9.3	—	2024
State tax credit	—	4.3	—	2016
Balance as of December 31, 2015	$602.9	$382.8	$(17.1)
Valuation allowances of $15.0 million have been established for certain tax benefit carryforwards obtained in the Integrys acquisition based on our projected ability to realize such benefits by offsetting future tax liabilities. This is primarily the result of the extension of bonus depreciation. Realization is dependent on generating sufficient tax liabilities prior to expiration of the tax benefit carryforwards.

Unrecognized Tax Benefits

We previously adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2016	2015
Balance as of January 1	$9.5	$7.2
Acquired legacy Integrys unrecognized tax benefits	—	3.6
Additions for tax positions of prior years	6.7	0.3
Additions based on tax positions related to the current year	1.1	0.2
Reductions for tax positions of prior years	(1.0)	(1.1)
Reductions due to statute of limitations	(1.8)	—
Settlements during the period	—	(0.7)
Balance as of December 31	$14.5	$9.5

The amount of unrecognized tax benefits as of December 31, 2016 and 2015, excludes deferred tax assets related to uncertainty in income taxes of $6.6 million and $6.2 million, respectively. As of December 31, 2016 and 2015, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $7.9 million and $2.2 million, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2016, 2015, and 2014, we recognized $0.2 million, zero, and $0.3 million of accrued interest in our income statements, respectively. For the years ended December 31, 2016, 2015, and 2014, we recognized no penalties in our income statements. For the year ended December 31, 2016, we had $0.8 million of interest accrued and no penalties accrued on our balance sheets. For the year ended December 31, 2015, we had $0.7 million of interest accrued and $0.1 million of penalties accrued on our balance sheets.

2016 Form 10-K	101	WEC Energy Group, Inc.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions with varying statutes of limitations. As of December 31, 2016, we were subject to examination by state or local tax authorities for the 2011 through 2016 tax years in our major state operating jurisdictions as follows:

Jurisdiction	Years
Federal	2013–2016
Illinois	2013–2016
Michigan	2012–2016
Minnesota	2014–2016
Wisconsin	2011–2016

NOTE 16—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed	Expiration
(in millions)	at December 31, 2016	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Standby letters of credit (1)	$29.4	$27.9	$1.5	$—
Surety bonds (2)	10.9	10.3	0.6	—
Other guarantees (3)	7.6	0.5	—	7.1
Total guarantees	$47.9	$38.7	$2.1	$7.1

(1)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(2)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)	Consists of $7.6 million related to other indemnifications, for which a liability of $7.1 million related to workers compensation coverage was recorded on our balance sheets.

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

Generally, former Wisconsin Energy Corporation employees who started with the company after 1995 receive a benefit based on a percentage of their annual salary plus an interest credit, while employees who started before 1996 receive a benefit based upon years of service and final average salary. New Wisconsin Energy Corporation management employees hired after December 31, 2014 receive a 6% annual company contribution to their 401(k) savings plan instead of being enrolled in the defined benefit plans.

For former Integrys employees, the defined benefit pension plans are closed to all new hires. In addition, the service accruals for the defined benefit pension plans were frozen for non-union employees as of January 1, 2013. These employees receive an annual company contribution to their 401(k) savings plan, which is calculated based on age, wages, and full years of vesting service as of December 31 each year.

2016 Form 10-K	102	WEC Energy Group, Inc.

We use a year-end measurement date to measure the funded status of all of our pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Change in benefit obligation
Obligation at January 1	$3,083.0	$1,505.5	$842.0	$397.7
Obligation assumed from acquisition	—	1,594.0	—	493.0
Service cost	45.4	30.4	26.1	20.7
Interest cost	130.8	94.3	37.0	26.7
Participant contributions	—	—	16.4	12.7
Plan amendments	(3.0)	—	(18.9)	—
Actuarial loss (gain)	71.7	14.6	(36.5)	(74.0)
Benefit payments	(269.1)	(156.0)	(49.1)	(36.2)
Federal subsidy on benefits paid	N/A	N/A	1.4	1.6
Plan curtailment	—	0.2	—	(0.2)
Obligation at December 31	$3,058.8	$3,083.0	$818.4	$842.0

Change in fair value of plan assets
Fair value at January 1	$2,755.1	$1,444.6	$749.8	$333.5
Assets received from acquisition	—	1,420.9	—	442.1
Actual return on plan assets	199.4	(62.1)	51.5	(15.6)
Employer contributions	23.8	107.7	4.9	13.3
Participant contributions	—	—	16.4	12.7
Benefit payments	(269.1)	(156.0)	(49.1)	(36.2)
Fair value at December 31	$2,709.2	$2,755.1	$773.5	$749.8
Funded status at December 31	$(349.6)	$(327.9)	$(44.9)	$(92.2)

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Other long-term assets	$74.4	$74.1	$29.7	$50.1
Pension and OPEB obligations *	424.0	402.0	74.6	142.3
Total net liabilities	$(349.6)	$(327.9)	$(44.9)	$(92.2)

*
Includes $0.8 million of pension and $0.4 million of OPEB obligations classified as liabilities held for sale as of December 31, 2015. These amounts are included in other current liabilities on our balance sheets.

The accumulated benefit obligation for all defined benefit pension plans was $2,939.9 million and $2,936.4 million as of December 31, 2016, and 2015, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2016	2015
Projected benefit obligation	$1,667.0	$1,706.6
Accumulated benefit obligation	1,549.5	1,560.5
Fair value of plan assets	1,242.9	1,304.6

2016 Form 10-K	103	WEC Energy Group, Inc.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Accumulated other comprehensive loss (pre-tax) (1)
Net actuarial loss (gain)	$12.0	$11.4	$(1.0)	$(0.6)
Total	$12.0	$11.4	$(1.0)	$(0.6)

Net regulatory assets (2)
Net actuarial loss	$1,240.7	$798.1	$25.8	$23.7
Prior service costs (credits)	10.5	4.7	(87.9)	(3.3)
Total	$1,251.2	$802.8	$(62.1)	$20.4

(1)	Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)	Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

The following table shows the estimated amounts that will be amortized into net periodic benefit cost during 2017:

(in millions)	Pension Costs	OPEB Costs
Net actuarial loss	$87.2	$5.8
Prior service costs (credits)	3.0	(11.2)
Total 2017 – estimated amortization	$90.2	$(5.4)

The components of net periodic benefit cost (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Costs			OPEB Costs
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$45.4	$30.4	$10.1	$26.1	$20.7	$8.5
Interest cost	130.8	94.3	68.1	37.0	26.7	17.8
Expected return on plan assets	(195.9)	(155.6)	(98.6)	(52.7)	(39.6)	(23.7)
Plan settlement	16.5	—	—	—	—	—
Plan curtailment	—	(0.3)	—	—	—	—
Amortization of prior service cost (credit)	3.4	2.2	2.1	(9.4)	(6.4)	(1.8)
Amortization of net actuarial loss	82.9	68.5	36.7	8.5	3.9	1.2
Net periodic benefit cost	$83.1	$39.5	$18.4	$9.5	$5.3	$2.0

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension		OPEB
	2016	2015	2016	2015
Discount rate	4.16%	4.46%	4.14%	4.38%
Rate of compensation increase	3.60%	4.00%	N/A	N/A
Assumed medical cost trend rate	N/A	N/A	7.00%	7.50%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2021	2021

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Costs
	2016	2015	2014
Discount rate	4.35%	4.11%	5.00%
Expected return on plan assets	7.12%	7.37%	7.25%
Rate of compensation increase	3.75%	4.00%	4.00%

2016 Form 10-K	104	WEC Energy Group, Inc.

	OPEB Costs
	2016	2015	2014
Discount rate	4.38%	4.09%	4.95%
Expected return on plan assets	7.25%	7.54%	7.50%
Assumed medical cost trend rate (Pre 65/Post 65)	7.50%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	2021	2021	2021

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2017, the expected return on assets assumption is 7.11% for the pension plans and 7.25% for the OPEB plans.

Assumed health care cost trend rates have a significant effect on the amounts reported by us for health care plans. For the year ended December 31, 2016, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$8.5	$(6.9)
Effect on health care component of the accumulated postretirement benefit obligations	49.6	(39.5)

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

The Wisconsin Energy Corporation pension trust target asset allocations are 35% equity investments, 55% fixed income investments, and 10% private equity and real estate investments. The Integrys pension trust target asset allocation is 60% equity investments and 40% fixed income investments. The Wisconsin Energy Corporation OPEB trusts' target asset allocations are 60% equity investments and 40% fixed income investments. The two largest OPEB trusts for Integrys have target asset allocations of 50% equity investments and 50% fixed income, and 45% equity investments and 55% fixed income, respectively. Equity securities include investments in large-cap, mid-cap, and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(s), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used. Following our adoption of ASU 2015-07 on January 1, 2016, the assets that are not subject to leveling are investments that are valued using the net asset value per share (or its equivalent) practical expedient. We have applied this approach retrospectively to the 2015 table for comparability.

2016 Form 10-K	105	WEC Energy Group, Inc.

The following tables provide the fair values of our investments by asset class:

	December 31, 2016
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$3.7	$58.0	$—	$61.7	$28.8	$3.4	$—	$32.2
Equity securities:
United States Equity	273.9	0.1	—	274.0	34.3	—	—	34.3
International Equity	54.1	0.6	—	54.7	3.5	0.2	—	3.7
Fixed income securities: *
United States Bonds	—	861.3	0.8	862.1	—	137.9	—	137.9
International Bonds	—	75.9	—	75.9	—	8.8	—	8.8
Private Equity and Real Estate	—	—	14.6	14.6	—	—	1.3	1.3
	$331.7	$995.9	$15.4	$1,343.0	$66.6	$150.3	$1.3	$218.2
Investments measured at net asset value				$1,366.2				$555.3
Total	$331.7	$995.9	$15.4	$2,709.2	$66.6	$150.3	$1.3	$773.5

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2015
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$17.0	$29.6	$—	$46.6	$10.5	$1.0	$—	$11.5
Equity securities:
United States Equity	132.6	3.4	—	136.0	24.6	0.1	—	24.7
International Equity	103.9	—	—	103.9	21.4	—	—	21.4
Fixed income securities: *
United States Bonds	11.4	797.3	—	808.7	0.3	122.0	—	122.3
International Bonds	—	80.3	—	80.3	—	8.1	—	8.1
Private Equity and Real Estate	—	—	5.5	5.5	—	—	0.4	0.4
	$264.9	$910.6	$5.5	$1,181.0	$56.8	$131.2	$0.4	$188.4
Investments measured at net asset value				$1,574.1				$561.4
Total	$264.9	$910.6	$5.5	$2,755.1	$56.8	$131.2	$0.4	$749.8

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

The following tables set forth a reconciliation of changes in the fair value of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

	Private Equity and Real Estate		United States Bonds
(in millions)	Pension	OPEB	Pension
Beginning balance at January 1, 2016	$5.5	$0.4	$—
Realized and unrealized gains	0.5	0.1	—
Purchases	8.6	0.8	0.8
Ending balance at December 31, 2016	$14.6	$1.3	$0.8

2016 Form 10-K	106	WEC Energy Group, Inc.

	Private Equity and Real Estate
(in millions)	Pension	OPEB
Beginning balance at January 1, 2015	$—	$—
Purchases	5.5	0.4
Ending balance at December 31, 2015	$5.5	$0.4

Cash Flows

In January 2017, we contributed $100.0 million to the pension plans. We expect to contribute an additional $13.2 million to the pension plans and $0.1 million to the OPEB plans in 2017, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB:

(in millions)	Pension Costs	OPEB Costs
2017	$215.7	$41.8
2018	217.1	49.6
2019	226.5	49.0
2020	233.1	50.9
2021	230.0	53.1
2022-2026	1,031.5	278.5

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. Certain employees participate in a defined contribution pension plan, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $44.3 million in 2016, $48.0 million in 2015, and $14.2 million in 2014.

NOTE 18—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, operating leases, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our natural gas utilities have obligations to distribute and sell natural gas to their customers, and our electric utilities have obligations to distribute and sell electricity to their customers. The utilities expect to recover costs related to these obligations in future customer rates.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2016, including those of our subsidiaries.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2017	2018	2019	2020	2021	Later Years
Electric utility:
Nuclear	2033	$9,599.8	$415.3	$420.1	$445.4	$475.1	$501.1	$7,342.8
Purchased power	2027	693.3	111.3	75.9	66.2	66.3	63.9	309.7
Coal supply and transportation	2019	455.0	269.4	140.3	45.3	—	—	—
Natural gas utility supply and transportation	2028	1,229.4	341.7	285.5	237.5	159.7	78.6	126.4
Total		$11,977.5	$1,137.7	$921.8	$794.4	$701.1	$643.6	$7,778.9

2016 Form 10-K	107	WEC Energy Group, Inc.

Operating Leases

We lease property, plant, and equipment under various terms. The operating leases generally require us to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Many of our leases contain one of the following options upon the end of the lease term: (a) purchase the property at the current fair market value, or (b) exercise a renewal option, as set forth in the lease agreement.

Rental expense attributable to operating leases was $15.1 million, $12.7 million, and $4.8 million in 2016, 2015, and 2014, respectively.

Future minimum payments under noncancelable operating leases are payable as follows:

Year Ending December 31	Payments (in millions)
2017	$9.9
2018	8.8
2019	5.9
2020	5.3
2021	5.5
Later years	60.1
Total	$95.5

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•	the development of additional sources of renewable electric energy supply;

•	the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;

•	the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;

•	the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;

•	the retirement of old coal-fired power plants and conversion to modern, efficient, natural gas generation and super-critical pulverized coal generation;

•	the beneficial use of ash and other products from coal-fired and biomass generating units; and

•	the remediation of former manufactured gas plant sites.

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets discussed below apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and issued the final rule in September 2016. Starting in 2017, this rule requires reductions in the ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States, including Wisconsin. The EPA updated Phase II CSAPR NOx ozone season

2016 Form 10-K	108	WEC Energy Group, Inc.

budgets for electric generating units in the affected states. In the final rule, the EPA significantly increased the NOx ozone season budget from the proposed rule for Wisconsin starting in 2017. We believe we are well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

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

In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, the WDNR provided final modeling to the EPA demonstrating the area around the Weston Power Plant to be in compliance. We expect that the EPA will consider the WDNR's recommendation and finalize its recommended designation in August 2017, for finalization by the end of 2017.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

8-Hour Ozone National Ambient Air Quality Standards

The EPA completed its review of the 2008 8-hour ozone standard in November 2014, and announced a proposal to tighten (lower) the NAAQS. In October 2015, the EPA released the final rule, which lowered the limit for ground-level ozone. This is expected to cause nonattainment designations for some counties in Wisconsin with potential future impacts for our fossil-fueled power plant fleet. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020 and are in the process of reviewing and determining potential impacts resulting from this rule. We believe we are well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposed stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, both Wisconsin and Michigan have state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the D.C. Circuit Court of Appeals, ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

We believe that the WE and WPS fleets are well positioned to comply with the final MATS rule and do not expect to incur any significant additional costs to comply with this regulation. The addition of a dry sorbent injection system for further control of mercury and acid gases at PIPP was placed into service in March 2016, allowing PIPP to be in compliance with MATS. Construction and testing of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete, and the unit is currently in compliance with both MATS and the WPS Consent Decree emission requirements.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for

2016 Form 10-K	109	WEC Energy Group, Inc.

modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin and Michigan), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the Clean Power Plan until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan. The D.C. Circuit Court of Appeals heard the case in September 2016.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 2016. The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin and Michigan of 41% and 39%, respectively, below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We continue to evaluate possible reduction opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions, given the uncertain future of the Clean Power Plan and current fuel and technology markets. Our evaluation to date indicates that the Clean Power Plan, as well as current fuel markets and advances in technology, are not expected to result in significant additional compliance costs, including capital expenditures, but could impact how we operate our existing fossil-fueled power plants and biomass facility.

However, the timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, likely will be changed due to the stay and subsequent legal proceedings. With the new Federal Executive Administration as of January 2017, the Clean Power Plan, or its successor, could be significantly changed from the final rule of October 2015. Notwithstanding the potential changes to the Clean Power Plan, addressing climate change is an integral component of our strategic planning process. We continue to reshape our portfolio of electric generation facilities with investments that will improve our environmental performance, including reduced GHG intensity of our operating fleet. As the regulation of GHG emissions takes shape, our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased utilization of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

Draft Federal Plan and Model Trading Rules (Model Rules) were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as for new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly asked the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's CO2 equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units, except that the EPA deferred the portion related to the treatment of biomass. The EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units. In December 2016, the EPA withdrew the draft Model Rules and accompanying draft documents from the review process and made working drafts available to the public. They are not final documents, are not signed by the Administrator, and will not be published in the Federal Register. The EPA’s docket will remain open, with the potential for completing the agency’s work on these materials and finalizing them at a later date.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2015, we reported aggregated CO2 equivalent emissions of approximately 31.0 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 29.6 million metric tonnes to the EPA for 2016. The level of CO2 and other GHG emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas utilities distribute and sell. For 2015, we reported aggregated CO2 equivalent emissions of approximately 27.2 million metric tonnes to the EPA. Based upon our

2016 Form 10-K	110	WEC Energy Group, Inc.

preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 26.7 million metric tonnes to the EPA for 2016.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts from both impingement (entrapping organisms on water intake screens) and entrainment (drawing organisms into water intake). The rule became effective in October 2014, and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities.

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

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Pulliam Units 7 and 8, Weston Units 2 through 4, PWGS, Pleasant Prairie Power Plant, PIPP, and OC 5 through OC 8.

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at our plants. With the exception of Pleasant Prairie Power Plant and Weston Units 3 and 4 (which all have existing cooling towers that meet EM BTA requirements) and VAPP, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. Based on discussions with the MDEQ, if we provide information about unit retirements with our next National Pollutant Discharge Elimination System permit application and then submit a signed certification by August 2017 stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM BTA requirements will be waived. Entrainment studies are currently being conducted at Pulliam Units 7 and 8 and were recently completed at PIPP. See UMERC discussion in Note 22, Regulatory Environment, regarding the potential retirement of PIPP.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Guidelines

The EPA's final steam electric effluent guidelines rule took effect in January 2016 and applies to discharges of wastewater from our power plant processes in Wisconsin and Michigan. This rule is being litigated in the United States Court of Appeals for the Fifth Circuit and may result in changes to the discharge requirements. The WDNR and MDEQ will continue to modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment will require additional zero liquid discharge or other advanced treatment capital improvements for the Oak Creek site and Pleasant Prairie facilities. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications will be required at OC 7, OC 8, the Pleasant Prairie units, Pulliam Units 7 and 8, and

2016 Form 10-K	111	WEC Energy Group, Inc.

Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $80 million to $110 million for these advanced treatment and bottom ash transport systems. A similar system would be required at PIPP if we were not expecting to retire the plant. See UMERC discussion in Note 22, Regulatory Environment, regarding the potential retirement of PIPP.

Land Quality

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites as of December 31:

(in millions)	2016	2015
Regulatory assets	$702.7	$697.0
Reserves for future remediation	633.4	628.0

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. WE and WPS have achieved renewable energy percentages of 8.27% and 9.74%, respectively, and met their compliance requirements by constructing various wind parks, a biomass facility, and by also relying on renewable energy purchases. WE and WPS continue to review their renewable energy portfolios and acquire cost-effective renewables as needed to meet their requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and each utility funds the program based on 1.2% of its annual operating revenues.

Michigan Legislation

In 2008, Michigan enacted Act 295, which required 10% of the state's energy to come from renewables by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. In December 2016, Michigan revised this legislation with Act 342, which requires additional renewable energy requirements beyond 2015. The new legislation retains the 10% renewable energy portfolio requirement for years 2016 through 2018, increases the requirement to 12.5% for years 2019 through 2020, and increases the requirement to 15.0% for 2021. WE and WPS were in compliance with these requirements as of December 31, 2016. The revised legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

2016 Form 10-K	112	WEC Energy Group, Inc.

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

Paris Generating Station Units 1 and 4 Construction Permit

In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR were able to revise the regulations and emissions rates applicable to Paris Generating Station Units 1 and 4. Act 91, along with a new construction permit, allowed those units to restart after a temporary outage. In October 2014, the Sierra Club filed for a contested case hearing with the WDNR challenging this permit. In February 2013, the Sierra Club also filed for a contested case hearing with the WDNR in connection with the administrative order issued in this matter, which was granted. The Sierra Club has withdrawn the contested case hearing request, thereby concluding this matter.

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

The Consent Decree also contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, WPS retired Weston Unit 1 and Pulliam Units 5 and 6. In March 2016, WPS submitted a proposed revision to the EPA to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. These proposed revisions were approved by the EPA in May 2016. The revisions to the environmental projects are not expected to materially impact the overall costs noted above.

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

Also, in May 2010, WPS received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of December 31, 2016. It is unknown whether the Sierra Club will take further action in the future.

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

2016 Form 10-K	113	WEC Energy Group, Inc.

along with Wisconsin Power and Light, Madison Gas and Electric, and WE entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. WE paid an immaterial portion of the assessed penalty but has no further obligations under the Consent Decree.

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

NOTE 19—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$10.1	$24.2	$—	$34.3
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	5.1	5.1
Coal contracts	—	2.0	—	2.0
Total derivative assets	$10.3	$26.2	$5.1	$41.6

Investments held in rabbi trust	$103.9	$—	$—	$103.9

Derivative liabilities
Natural gas contracts	$0.2	$0.2	$—	$0.4
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	1.9	—	1.9
Total derivative liabilities	$0.3	$2.1	$—	$2.4

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$1.5	$—	$3.1
Petroleum products contracts	1.2	—	—	1.2
FTRs	—	—	3.6	3.6
Coal contracts	—	2.0	—	2.0
Total derivative assets	$2.8	$3.5	$3.6	$9.9

Investments held in rabbi trust	$39.8	$—	$—	$39.8

Derivative liabilities
Natural gas contracts	$16.5	$25.3	$—	$41.8
Petroleum products contracts	4.9	—	—	4.9
Coal contracts	—	12.3	—	12.3
Total derivative liabilities	$21.4	$37.6	$—	$59.0

2016 Form 10-K	114	WEC Energy Group, Inc.

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets. See Note 20, Derivative Instruments, for more information.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2016	2015	2014
Balance at the beginning of the period	$3.6	$7.0	$3.5
Realized and unrealized (losses) gains	(0.2)	1.3	—
Purchases	15.2	3.9	15.6
Sales	(0.2)	(0.1)	—
Settlements	(13.3)	(11.9)	(12.1)
Acquisition of Integrys	—	(1.3)	—
Transfers out of level 3	—	4.7	—
Balance at the end of the period	$5.1	$3.6	$7.0

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2016		2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$28.8	$30.4	$27.3
Long-term debt, including current portion *	$9,285.8	$9,818.2	$9,221.9	$9,681.0

*	The carrying amount of long-term debt excludes capital lease obligations of $29.6 million and $59.9 million at December 31, 2016 and
December 31, 2015, respectively.

NOTE 20—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities:

	December 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$31.4	$0.4	$2.6	$38.5
Petroleum products contracts	0.2	0.1	0.9	3.8
FTRs	5.1	—	3.6	—
Coal contracts	1.5	1.4	1.7	6.7
Total other current	$38.2	$1.9	$8.8	$49.0

Other long-term
Natural gas contracts	$2.9	$—	$0.5	$3.3
Petroleum products contracts	—	—	0.3	1.1
Coal contracts	0.5	0.5	0.3	5.6
Total other long-term	$3.4	$0.5	$1.1	$10.0
Total	$41.6	$2.4	$9.9	$59.0

2016 Form 10-K	115	WEC Energy Group, Inc.

Our estimated notional sales volumes and realized gains (losses) were as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)	Volume	Gains
Natural gas contracts	151.1 Dth	$(59.6)	86.2 Dth	$(50.5)	40.5 Dth	$7.3
Petroleum products contracts	14.7 gallons	(3.2)	7.8 gallons	(1.9)	9.2 gallons	0.5
FTRs	33.7 MWh	13.3	27.3 MWh	6.7	26.1 MWh	12.7
Total		$(49.5)		$(45.7)		$20.5

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$41.6	$2.4	$9.9	$59.0
Gross amount not offset on the balance sheet *	(4.9)	(0.5)	(3.0)	(22.5)
Net amount	$36.7	$1.9	$6.9	$36.5

*	Includes cash collateral received of $4.4 million at December 31, 2016, and cash collateral posted of $19.5 million at December 31, 2015.

At December 31, 2016 and 2015, we had posted cash collateral of $16.4 million and $42.3 million, respectively, in our margin accounts. At December 31, 2016, we had also received cash collateral of $4.4 million in our margin accounts. We had not received any cash collateral at December 31, 2015. Certain of our derivative and non-derivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a net liability position at December 31, 2016 and 2015 was $0.2 million and $23.8 million, respectively. At December 31, 2016 and 2015, we had not posted any cash collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at December 31, 2016, we would not have been required to post any collateral. At December 31, 2015, we would have been required to post collateral of $18.0 million.

During 2015, we settled several forward interest rate swap agreements entered into to mitigate interest risk associated with the issuance of $1.2 billion of long-term debt related to the acquisition of Integrys. As these agreements qualified for cash flow hedging accounting treatment, the proceeds of $19.0 million received upon settlement of these agreements were deferred in accumulated other comprehensive income and are being amortized as a decrease to interest expense over the periods in which the interest costs are recognized in earnings.

During 2016, we reclassified $2.2 million of forward interest rate swap agreement settlements deferred in accumulated other comprehensive income as a reduction to interest expense. We estimate that during the next twelve months, $2.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense.

NOTE 21—VARIABLE INTEREST ENTITIES

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

2016 Form 10-K	116	WEC Energy Group, Inc.

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

The significant assets and liabilities related to ATC recorded on our balance sheets included our equity investment and accounts payable. At December 31, 2016, and 2015, our equity investment was $1,443.9 million and $1,380.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had $28.7 million and $28.3 million of accounts payable due to ATC at December 31, 2016, and 2015, respectively, for network transmission services.

Purchased Power Agreement

We have identified a purchased power agreement that represents a variable interest. This agreement is for 236 MW of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately five years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $85.3 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the years ended December 31, 2016, 2015, and 2014, were $54.2 million, $53.6 million, and $53.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 22—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company

2015 Wisconsin Rate Order

In May 2014, WE applied to the PSCW for a biennial review of costs and rates. In December 2014, the PSCW approved the following rate adjustments, effective January 1, 2015:

•
A net bill increase related to non-fuel costs for WE's retail electric customers of approximately $2.7 million (0.1%) in 2015. This amount reflected WE's receipt of SSR payments from MISO that were higher than WE anticipated when it filed its rate request in May 2014, as well as an offset of $26.6 million related to a refund of prior fuel costs and the remainder of the proceeds from a Treasury Grant that WE received in connection with its biomass facility. The majority of this $26.6 million was returned to customers in the form of bill credits in 2015.

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

•
A rate increase of approximately $1.2 million (7.3%) for WE's Milwaukee County steam utility customers in 2015, with no rate adjustment in 2016. As a result of the sale of the MCPP, WE no longer has any Milwaukee County steam utility customers. See Note 3, Dispositions, for more information about the sale of the MCPP.

The authorized ROE for WE was set at 10.2%, and its common equity component remained at an average of 51%. The PSCW order reaffirmed the deferral of WE's transmission costs, and it verified that 2015 and 2016 fuel costs should continue to be monitored

2016 Form 10-K	117	WEC Energy Group, Inc.

using a 2% tolerance window. The PSCW approved a change in rate design for WE, which included higher fixed charges to better match the related fixed costs of providing service. The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues WE will receive under the PIPP SSR agreements. Under escrow accounting, WE records SSR revenues of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference is deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference is deferred and will be recovered from customers with interest, in a future rate case.

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

Earnings Sharing Agreement

In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of an earnings sharing mechanism for WE. See Note 2, Acquisitions, for more information on this earnings sharing mechanism.

2013 Wisconsin Rate Order

In March 2012, WE initiated a rate proceeding with the PSCW. In December 2012, the PSCW approved the following rate adjustments, effective January 1, 2013:

•
A net bill increase related to non-fuel costs for WE's retail electric customers of approximately $70.0 million (2.6%) in 2013. This amount reflected an offset of approximately $63.0 million (2.3%) for bill credits related to the proceeds of the Treasury Grant, including associated tax benefits. Absent this offset, the retail electric rate increase for non-fuel costs was approximately $133.0 million (4.8%) in 2013.

•	An electric rate increase for WE's electric customers of approximately $28.0 million (1.0%) in 2014, and a $45.0 million (-1.6%) reduction in bill credits.

•	Recovery of a forecasted increase in fuel costs of approximately $44.0 million (1.6%) in 2013.

•	A rate decrease of approximately $8.0 million (-1.9%) for WE's natural gas customers in 2013, with no rate adjustment in 2014. The WE rates reflected a $6.4 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for WE's Downtown Milwaukee (Valley) steam utility customers in 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1.0 million (7.0%) in 2013 and $1.0 million (6.0%) in 2014 for WE's Milwaukee County steam utility customers.

Based on the PSCW order, the authorized ROE for WE remained at 10.4%. In addition, the PSCW approved escrow accounting treatment for the Treasury Grant. The PSCW also determined the construction costs for the ERGS units were prudently incurred, and it approved the recovery of the majority of these costs in rates.

Wisconsin Gas LLC

2015 Wisconsin Rate Order

In May 2014, WG applied to the PSCW for a biennial review of costs and rates. In December 2014, the PSCW approved rate increases of $17.1 million (2.6%) in 2015 and $21.4 million (3.2%) in 2016 for WG's natural gas customers. These rate adjustments were effective January 1, 2015. The authorized ROE for WG was set at 10.3%. The PSCW also authorized an increase in WG's common equity component to an average of 49.5%.

Earnings Sharing Agreement

In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of an earnings sharing mechanism for WG. See Note 2, Acquisitions, for more information on this earnings sharing mechanism.

2016 Form 10-K	118	WEC Energy Group, Inc.

2013 Wisconsin Rate Order

In March 2012, WG initiated a rate proceeding with the PSCW. In December 2012, the PSCW approved a rate decrease of approximately $34.0 million (-5.5%) for WG’s natural gas customers in 2013, with no rate adjustment in 2014. The WG rates reflected a $43.8 million reduction in bad debt expense. The rate adjustments were effective January 1, 2013, and the authorized ROE for WG remained at 10.5%.

Wisconsin Public Service Corporation

2016 Wisconsin Rate Order

In April 2015, WPS initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order for WPS, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared to 2015. Absent the adjustment for electric fuel costs, WPS would have realized an electric rate increase. Based on the order, the PSCW allowed WPS to escrow ATC and MISO network transmission expenses through 2016. In addition, future SSR payments will continue to be escrowed until a future rate proceeding. The order directed WPS to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which required WPS to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, WPS requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, WPS also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of WPS's current large commercial and industrial customers who entered into a service agreement with WPS under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016. The amounts deferred related to these items as of December 31, 2016, were not material.

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

The primary driver of the increase in retail electric rates was higher costs of fuel for electric generation of approximately $42.0 million. In addition, 2015 rates included approximately $9.0 million of lower refunds to customers related to decoupling over-collections. In 2015 rates, WPS refunded approximately $4.0 million to customers related to 2013 decoupling over-collections compared with refunding approximately $13.0 million to customers in 2014 rates related to 2012 decoupling over-collections. Absent these adjustments for electric fuel costs and decoupling refunds, WPS would have realized an electric rate decrease. In addition, WPS received approval from the PSCW to defer and amortize the undepreciated book value associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. See Note 18, Commitments and Contingencies, for more information. The PSCW allowed WPS to escrow ATC and MISO network transmission expenses for 2015 and 2016. As a result, WPS deferred as a regulatory asset the difference between actual transmission expenses and those included in rates until a future rate proceeding. Finally, the PSCW ordered that 2015 fuel costs should continue to be monitored using a 2% tolerance window.

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

2016 Form 10-K	119	WEC Energy Group, Inc.

2015 Michigan Rate Order

In October 2014, WPS initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order for WPS, effective April 24, 2015, approving a settlement agreement. The order authorized a retail electric rate increase of $4.0 million to be implemented over three years to recover costs for the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generation plants. The rates reflected a 10.2% ROE and a common equity component average of 50.48%. The increase reflected the continued deferral of costs associated with the Fox Energy Center until the second anniversary of the order. The increase also reflected the deferral of Weston Unit 3 ReACT™ environmental project costs. On the second anniversary of the order, WPS will discontinue the deferral of Fox Energy Center costs and will begin amortizing this deferral along with the deferral associated with the termination of a tolling agreement related to the Fox Energy Center. WPS also received approval from the MPSC to defer and amortize the undepreciated book value of the retired plant associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. As a result of the formation of UMERC, WPS transferred the deferrals mentioned above, as well as its customers and property, plant, and equipment located in the Upper Peninsula of Michigan to the new utility, effective January 1, 2017. Therefore, the terms and conditions of this rate order are now applicable to UMERC. UMERC will not seek an increase to legacy WPS retail electric base rates that would become effective prior to January 1, 2018.

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

In December 2015, the ICC ordered a series of stakeholder workshops to evaluate PGL's SMP. This ICC action did not impact PGL's ongoing work to modernize and maintain the safety of its natural gas distribution system, but it instead provided the ICC with an opportunity to analyze long-term elements of the program through the stakeholder workshops. The workshops commenced in January 2016 and were completed in March 2016. The ICC staff submitted a report on the workshop process in May 2016. In July 2016, the ICC initiated a proceeding to review, among other things, the planning, reporting, and monitoring of the program, including what the target end date for the program should be. This proceeding is expected to result in a final order by the ICC in 2017. We are currently unable to determine what, if any, long-term impact there will be on PGL's SMP.

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

PGL's Qualifying Infrastructure Plant rider allows for the recovery of costs incurred related to investments in qualifying infrastructure plant. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudence. No schedule has been set for the 2015 reconciliation. The ALJ has placed the 2014 reconciliation on stay, pending resolution of several open matters related to PGL's SMP. Although schedules have not been set for the reconciliations, discovery has continued for both the 2014 and 2015 reconciliations. As of December 31, 2016, there can be no assurance that all costs incurred under the Qualifying Infrastructure Plant rider will be recoverable.

2016 Form 10-K	120	WEC Energy Group, Inc.

Minnesota Energy Resources Corporation

2016 Minnesota Rate Case

In September 2015, MERC initiated a rate proceeding with the MPUC. In October 2016, the MPUC issued a final written order for MERC, which is expected to be effective in the first quarter of 2017. The order authorized a retail natural gas rate increase of $6.8 million (3.0%). The rates reflect a 9.11% ROE and a common equity component average of 50.32%. The order approved MERC's request to continue the use of its currently authorized decoupling mechanism for another three years. The final approved rate increase was lower than the interim rates collected from customers during 2016. Therefore, as of December 31, 2016, we estimate that $3.0 million will be refunded to MERC's customers during 2017.

2015 Minnesota Rate Case

In September 2013, MERC initiated a rate proceeding with the MPUC. In October 2014, the MPUC issued a final written order for MERC, effective April 1, 2015. The order authorized a retail natural gas rate increase of $7.6 million. The rates reflected a 9.35% ROE and a common equity component average of 50.31%. The order approved a deferral of customer billing system costs, for which recovery was requested in MERC's 2016 rate case. A decoupling mechanism with a 10% cap remains in effect for MERC's residential and small commercial and industrial customers. The final approved rate increase was lower than the interim rates collected from customers during 2014. Therefore, MERC refunded $4.7 million to customers in 2015.

Michigan Gas Utilities Corporation

2016 Michigan Rate Order

In June 2015, MGU initiated a rate proceeding with the MPSC. In December 2015, the MPSC issued a final written order, approving a settlement agreement for MGU. The order, which reflects a 9.9% ROE and a common equity component average of 52.0%, authorized a retail natural gas rate increase of $3.4 million (2.4%), effective January 1, 2016. Based on the settlement agreement, MGU discontinued the use of its decoupling mechanism after December 31, 2015. In addition, since bonus depreciation was in effect in 2016, MGU established a regulatory liability for the resulting cost savings and must refund the liability in its next general rate case.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan and it became operational effective January 1, 2017. This utility holds the electric and natural gas distribution assets previously held by WE and WPS located in the Upper Peninsula of Michigan.

In August 2016, we entered into an agreement with the Tilden Mining Company (Tilden) under which it will purchase electric power from UMERC for its iron ore mine for 20 years The agreement also calls for UMERC to construct and operate approximately 180 MW of natural gas-fired generation located in the Upper Peninsula of Michigan. On January 30, 2017, UMERC filed an application with the MPSC for a certificate of necessity to begin construction of the proposed generation. The estimated cost of this project is approximately $265 million ($275 million with AFUDC), 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from utility customers located in the Upper Peninsula of Michigan. Subject to regulatory approval of both the agreement with Tilden and the construction of the proposed generation, the new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain a customer of WE until this new generation begins commercial operation.

NOTE 23—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2016	2015	2014
AFUDC – Equity	$25.1	$20.1	$5.6
Gain on repurchase of notes	23.6	—	—
Gain on asset sales	19.6	22.9	7.5
Other, net	12.5	15.9	0.3
Other income, net	$80.8	$58.9	$13.4

2016 Form 10-K	121	WEC Energy Group, Inc.

NOTE 24—SEGMENT INFORMATION

At December 31, 2016, we reported six segments, which are described below.

•
The Wisconsin segment includes the electric and natural gas utility operations of WE, WG, and WPS, including WE's and WPS's electric and natural gas operations in the state of Michigan that were transferred to UMERC effective January 1, 2017.

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

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Bostco, Wisvest, WECC, WBS, PDL, and ITF. The sale of ITF was completed in the first quarter of 2016. In the second quarter of 2016, we sold certain assets of Wisvest. See Note 3, Dispositions, for more information on these sales.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2016, 2015, and 2014.

	Regulated Operations
2016 (in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,805.4	$1,242.2	$376.5	$—	$7,424.1	$24.9	$23.3	$—	$7,472.3
Intersegment revenues	0.3	—	—	—	0.3	423.3	—	(423.6)	—
Other operation and maintenance	2,025.4	485.1	110.1	—	2,620.6	4.3	(15.8)	(423.6)	2,185.5
Depreciation and amortization	496.6	134.0	21.1	—	651.7	68.3	42.6	—	762.6
Operating income (loss)	1,027.0	239.6	49.9	—	1,316.5	375.6	(10.0)	—	1,682.1
Equity in earnings of transmission affiliate	—	—	—	146.5	146.5	—	—	—	146.5
Interest expense	180.9	38.9	8.5	—	228.3	62.1	120.9	(8.6)	402.7
Capital expenditures	910.9	293.2	59.5	—	1,263.6	62.3	97.8	—	1,423.7
Total assets *	21,730.7	5,714.6	995.1	1,476.9	29,917.3	2,777.1	778.0	(3,349.2)	30,123.2

*	Total assets at December 31, 2016 reflect an elimination of $2,029.5 million for all lease activity between We Power and WE.

2016 Form 10-K	122	WEC Energy Group, Inc.

	Regulated Operations
2015 (in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,186.1	$503.4	$149.3	$—	$5,838.8	$40.0	$47.3	$—	$5,926.1
Intersegment revenues	5.0	—	—	—	5.0	405.2	—	(410.2)	—
Other operation and maintenance	1,741.0	219.6	50.0	—	2,010.6	4.3	103.7	(409.3)	1,709.3
Depreciation and amortization	408.6	63.3	10.0	—	481.9	67.5	12.4	—	561.8
Operating income (loss)	884.2	78.1	6.0	—	968.3	373.4	(91.2)	—	1,250.5
Equity in earnings of transmission affiliate	—	—	—	96.1	96.1	—	—	—	96.1
Interest expense	157.1	19.9	5.1	—	182.1	63.4	91.0	(5.1)	331.4
Capital expenditures	950.3	194.4	34.7	—	1,179.4	53.4	33.4	—	1,266.2
Total assets *	21,113.5	5,462.9	918.0	1,381.0	28,875.4	2,779.0	1,132.5	(3,431.7)	29,355.2

*	Total assets at December 31, 2015 reflect an elimination of $2,105.3 million for all lease activity between We Power and WE.

	Regulated Operations
2014 (in millions)	Wisconsin	Illinois	Other States	Electric Transmission	Total Regulated Operations	We Power	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$4,932.1	$—	$—	$—	$4,932.1	$55.7	$9.3	$—	$4,997.1
Intersegment revenues	9.2	—	—	—	9.2	383.4	—	(392.6)	—
Other operation and maintenance	1,462.7	—	—	—	1,462.7	4.4	33.0	(387.7)	1,112.4
Depreciation and amortization	323.2	—	—	—	323.2	66.7	1.5	—	391.4
Operating income (loss)	770.2	—	—	—	770.2	368.0	(26.1)	—	1,112.1
Equity in earnings of transmission affiliate	—	—	—	66.0	66.0	—	—	—	66.0
Interest expense	127.6	—	—	—	127.6	64.6	48.8	(0.7)	240.3
Capital expenditures	715.0	—	—	—	715.0	41.0	5.2	—	761.2
Total assets *	14,403.8	—	—	424.1	14,827.9	2,789.9	253.3	(2,966.1)	14,905.0

*	Total assets at December 31, 2014 reflect an elimination of $2,172.9 million for all lease activity between We Power and WE.

NOTE 25—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Operating revenues	$2,194.8	$1,602.0	$1,712.5	$1,963.0	$7,472.3
Operating income	589.3	332.1	399.0	361.7	1,682.1
Net income attributed to common shareholders	346.2	181.4	217.0	194.4	939.0
Earnings per share *
Basic	$1.10	$0.57	$0.69	$0.62	$2.98
Diluted	1.09	0.57	0.68	0.61	2.96

2015
Operating revenues	$1,387.9	$991.2	$1,698.7	$1,848.3	$5,926.1
Operating income	358.8	165.8	345.7	380.2	1,250.5
Net income attributed to common shareholders	195.8	80.9	182.5	179.3	638.5
Earnings per share *
Basic	$0.87	$0.36	$0.58	$0.57	$2.36
Diluted	0.86	0.35	0.58	0.57	2.34

*
Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

2016 Form 10-K	123	WEC Energy Group, Inc.

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. This method will result in a cumulative-effect adjustment that will be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. Disclosures in 2018 will include a reconciliation of results under the new revenue guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider tariff sales at our regulated utilities, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry, including the impacts of the new guidance on our ability to recognize revenue for certain contracts where collectability is uncertain and the accounting for contributions in aid of construction (CIAC). We currently account for CIAC funds received from customers and/or developers outside of revenue, as a reduction to property, plant, and equipment. The final resolution of these issues could impact our current accounting policies and revenue recognition.

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

2016 Form 10-K	124	WEC Energy Group, Inc.

withholding shares for tax purposes is classified as a financing activity. We adopted this guidance effective January 1, 2017, and do not believe it will have a significant impact on our financial statements.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-the period total amounts shown on the statements of cash flows. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

2016 Form 10-K	125	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION

None.

2016 Form 10-K	126	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2018", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board of Directors – Stockholder Nominees and Proposals – What is the process used to identify director nominees and how do I recommend a nominee to the Corporate Governance Committee?", "Board of Directors – Board Committees – Are the Audit and Oversight, Corporate Governance, and Compensation Committees comprised solely of independent directors?", "Board of Directors – Board Committees – Are all the members of the Audit Committee financially literate and does the committee have an 'audit committee financial expert'?", and "Committees of the Board of Directors – Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Stockholders to be held May 4, 2017 (the "2017 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

We have adopted a written code of ethics, referred to as our Code of Business Conduct, that all of our directors, executive officers, and employees, including the principal executive officer, principal financial officer, and principal accounting officer, must comply with. We have posted our Code of Business Conduct on our website, www.wecenergygroup.com. We have not provided any waiver to the Code for any director, executive officer, or other employee. Any amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on our website or in a current report on Form 8-K.

Our website, www.wecenergygroup.com, also contains our Corporate Governance Guidelines and the charters of our Audit and Oversight, Corporate Governance, and Compensation Committees.

Our Code of Business Conduct, Corporate Governance Guidelines, and committee charters are also available without charge to any stockholder of record or beneficial owner of our common stock by writing to the corporate secretary, Susan H. Martin, at our principal business office, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201.

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis", "Executive Compensation Tables", "Director Compensation", "Committees of the Board of Directors – Compensation", "Compensation Committee Report", "Risk Analysis of Compensation Policies and Practices", and "Certain Relationships and Related Transactions – Compensation Committee Interlocks and Insider Participation" in the 2017 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2017 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2016:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	5,122,775	$38.95	28,250,754	*
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,122,775	$38.95	28,250,754

*
Includes shares available for future issuance under our 1993 Omnibus Stock Incentive Plan, amended and restated effective May 5, 2011, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2016 Form 10-K	127	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Board of Directors – Board Independence – Who are the independent directors?", "Board of Directors – Board Independence – What are the Board's standards of independence?", "Board of Directors – Board Committees – Are the Audit and Oversight, Corporate Governance, and Compensation Committees comprised solely of independent directors?", "Corporate Governance – Does the Company have policies and procedures in place to review and approve related party transactions?", and "Certain Relationships and Related Transactions" in the 2017 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on our website, www.wecenergygroup.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2017 Annual Meeting Proxy Statement is incorporated herein by reference.

2016 Form 10-K	128	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm.	68

	Consolidated Income Statements for the three years ended December 31, 2016, 2015, and 2014.	70

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015, and 2014.	71

	Consolidated Balance Sheets at December 31, 2016 and 2015.	72

	Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015, and 2014.	73

	Consolidated Statements of Equity for the three years ended December 31, 2016, 2015, and 2014.	74

	Consolidated Statements of Capitalization at December 31, 2016 and 2015.	75

	Notes to Consolidated Financial Statements.	77

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2016, 2015, and 2014 and Balance Sheets as of December 31, 2016 and 2015.	130

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2016, 2015, and 2014.	136

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits and Exhibit Index

	See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.	139

ITEM 16. FORM 10-K SUMMARY

None.

2016 Form 10-K	129	WEC Energy Group, Inc.

SCHEDULE I – CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2016	2015	2014
Operating expenses	$7.0	$42.2	$26.8
Equity in earnings of subsidiaries	996.5	695.7	635.0
Other income, net	2.7	23.2	2.8
Interest expense	90.0	71.2	53.1
Income before income taxes	902.2	605.5	557.9
Income tax benefit	36.8	33.0	30.4
Net income attributed to common shareholders	$939.0	$638.5	$588.3

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2016 Form 10-K	130	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2016	2015	2014
Net income attributed to common shareholders	$939.0	$638.5	$588.3

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Gains on settlement, net of tax of $7.6	—	11.4	—
Reclassification of gains to net income, net of tax	(1.3)	(0.8)	—
Cash flow hedges, net	(1.3)	10.6	—

Defined benefit plans
Pension and OPEB costs arising during the period, net of tax	(1.0)	(1.5)	—
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.3	—	—
Defined benefit plans, net	(0.7)	(1.5)	—

Other comprehensive income (loss) from subsidiaries, net of tax	0.3	(4.8)	—

Other comprehensive (loss) income, net of tax	(1.7)	4.3	—

Comprehensive income attributed to common shareholders	$937.3	$642.8	$588.3

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2016 Form 10-K	131	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2016	2015
Assets
Current assets
Cash and cash equivalents	$1.2	$1.3
Accounts receivable from related parties	1.8	13.2
Notes receivable from related parties	76.4	123.2
Prepaid taxes	47.6	—
Other	0.5	2.2
Current assets	127.5	139.9

Long-term assets
Investments in subsidiaries	11,155.4	10,792.6
Other	134.7	254.0
Long-term assets	11,290.1	11,046.6
Total assets	$11,417.6	$11,186.5

Liabilities and Equity
Current liabilities
Short-term debt	$321.8	$307.9
Accounts payable to related parties	3.2	1.7
Notes payable to related parties	241.3	119.0
Accrued taxes	—	75.6
Other	10.3	17.5
Current liabilities	576.6	521.7

Long-term liabilities
Long-term debt	1,890.0	1,887.2
Other	21.2	122.8
Long-term liabilities	1,911.2	2,010.0

Common shareholders' equity	8,929.8	8,654.8
Total liabilities and equity	$11,417.6	$11,186.5

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2016 Form 10-K	132	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2016	2015	2014
Operating activities
Net income attributed to common shareholders	$939.0	$638.5	$588.3
Reconciliation to cash provided by operating activities
Equity in earnings of subsidiaries	(996.5)	(695.7)	(635.0)
Dividends from subsidiaries	734.4	538.8	720.0
Deferred income taxes	23.2	30.9	60.1
Change in –
Prepaid taxes	(47.6)	—	—
Other current assets	13.0	(9.3)	(0.3)
Accrued taxes	(75.6)	175.7	4.1
Other current liabilities	(5.6)	(3.2)	5.1
Other, net	6.3	(18.4)	(8.1)
Net cash provided by operating activities	590.6	657.3	734.2

Investing activities
Business acquisition	—	(1,486.2)	—
Capital contributions to subsidiaries	(55.8)	(135.3)	(225.5)
Short-term notes receivable from related parties, net	46.8	(91.0)	—
Purchase of subsidiary's common stock	(66.4)	—	—
Proceeds from the sale of assets and businesses	—	20.8	—
Other, net	(0.4)	(0.1)	5.0
Net cash used in investing activities	(75.8)	(1,691.8)	(220.5)

Financing activities
Exercise of stock options	41.6	30.1	50.3
Purchase of common stock	(108.0)	(74.7)	(123.2)
Dividends paid on common stock	(624.9)	(455.4)	(352.0)
Issuance of long-term debt	—	1,200.0	—
Change in short-term debt	13.9	307.9	(72.0)
Short-term notes payable to related parties, net	162.3	1.8	3.5
Other, net	0.2	(11.2)	16.7
Net cash (used in) provided by financing activities	(514.9)	998.5	(476.7)

Net change in cash and cash equivalents	(0.1)	(36.0)	37.0
Cash and cash equivalents at beginning of year	1.3	37.3	0.3
Cash and cash equivalents at end of year	$1.2	$1.3	$37.3

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2016 Form 10-K	133	WEC Energy Group, Inc.

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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2016	2015	2014
WE	$455.0	$240.0	$390.0
WG	75.0	30.0	33.0
We Power	197.9	262.8	297.0
ATC Holding LLC	6.5	6.0	—
Total	$734.4	$538.8	$720.0

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2016:

(in millions)
2018	$300.0
2020	400.0
Thereafter	1,200.0
Total	$1,900.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2016		2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,890.0	$1,906.1	$1,887.2	$1,900.7

The carrying value of cash and cash equivalents, accounts receivable, short-term notes receivable, accounts payable, and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is estimated based upon the quoted market value for the same issue, similar issues, or upon the quoted market prices of United States Treasury issues having a similar term to maturity, adjusted for our bond rating and the present value of future cash flows.

NOTE 4—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2016	2015	2014
Cash (paid) for interest	$(89.6)	$(68.8)	$(44.4)
Cash (paid) received for income taxes, net	(62.9)	242.9	95.1

During 2016, we settled a $40.0 million short-term note payable to our subsidiary, Wisvest, through a non-cash capital contribution.

2016 Form 10-K	134	WEC Energy Group, Inc.

NOTE 5—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2016	2015
Integrys	$42.0	$95.1
Bostco	18.5	19.6
Wispark	15.9	8.5
Total	$76.4	$123.2

NOTE 6—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2016	2015
WBS	$131.1	$—
WECC	109.3	108.4
Wisvest	0.9	10.6
Total	$241.3	$119.0

2016 Form 10-K	135	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Acquisitions of Businesses	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2016	$113.3	$—	$87.4	$(5.9)	$(86.8)	$108.0
December 31, 2015	74.5	54.3	56.7	8.2	(80.4)	113.3
December 31, 2014	61.0	—	49.8	18.4	(54.7)	74.5

(1)	Net of recoveries.

(2)	Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2016 Form 10-K	136	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ ALLEN L. LEVERETT
Date:	February 28, 2017	Allen L. Leverett
Chief Executive Officer and President

2016 Form 10-K	137	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALLEN L. LEVERETT	February 28, 2017
Allen L. Leverett, Chief Executive Officer and President and
Director -- Principal Executive Officer

/s/ SCOTT J. LAUBER	February 28, 2017
Scott J. Lauber, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 28, 2017
William J. Guc, Vice President and
Controller -- Principal Accounting Officer

/s/ GALE E. KLAPPA	February 28, 2017
Gale E. Klappa, Non-Executive Chairman of the Board

/s/ JOHN F. BERGSTROM	February 28, 2017
John F. Bergstrom, Director

/s/ BARBARA L. BOWLES	February 28, 2017
Barbara L. Bowles, Director

/s/ WILLIAM J. BRODSKY	February 28, 2017
William J. Brodsky, Director

/s/ ALBERT J. BUDNEY, JR.	February 28, 2017
Albert J. Budney, Jr., Director

/s/ PATRICIA W. CHADWICK	February 28, 2017
Patricia W. Chadwick, Director

/s/ CURT S. CULVER	February 28, 2017
Curt S. Culver, Director

/s/ THOMAS J. FISCHER	February 28, 2017
Thomas J. Fischer, Director

/s/ PAUL W. JONES	February 28, 2017
Paul W. Jones, Director

/s/ HENRY W. KNUEPPEL	February 28, 2017
Henry W. Knueppel, Director

/s/ ULICE PAYNE, JR.	February 28, 2017
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 28, 2017
Mary Ellen Stanek, Director

2016 Form 10-K	138	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
(Commission File No. 001-09057)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2016

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

2.2*
Stock Purchase Agreement, dated as of July 29, 2014, between Integrys Energy Group, Inc. and Exelon Generation Company, LLC., as amended on October 31, 2014. (Exhibit 2 under File No. 1-11337, Integrys Energy Group's 09/30/14 Form 10-Q.)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Bylaws of WEC Energy Group, Inc., as amended to October 20, 2016. (Exhibit 3.1 to WEC Energy Group's 10/20/16 Form 8-K.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (Exhibits 3.1 and 3.3 to WEC Energy Group's 12/31/16 Form 10-K.)

4.2*
Replacement Capital Covenant, dated May 11, 2007, by Wisconsin Energy Corporation for the benefit of certain debtholders named therein. (Exhibit 4.2 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.3*	Amendment to Replacement Capital Covenant, dated as of June 29, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/29/15 Form 8-K.)

Indentures and Securities Resolutions:

	4.4*	Indenture for Debt Securities of Wisconsin Electric Power Company (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.5*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.6*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, WE’s 06/30/98 Form 10-Q.)

4.7*
Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

2016 Form 10-K	139	WEC Energy Group, Inc.

Number	Exhibit
	4.8*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 under File No. 1-1245, WE's 11/02/06 Form 8-K.)

	4.9*	Securities Resolution No. 10 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2009. (Exhibit 4.1 under File No. 1-1245, WE's 12/08/09 Form 8-K.)

	4.10*	Securities Resolution No. 11 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 7, 2011. (Exhibit 4.1 under File No. 1-1245, WE's 09/07/11 Form 8-K.)

	4.11*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 under File No. 1-1245, WE's 12/05/12 Form 8-K.)

	4.12*	Securities Resolution No. 13 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 10, 2013. (Exhibit 4.1 under File No. 1-1245, WE's 06/10/13 Form 8-K.)

	4.13*	Securities Resolution No. 14 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 12, 2014. (Exhibit 4.1 under File No. 1-1245, WE's 05/12/14 Form 8-K.)

	4.14*	Securities Resolution No. 15 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2015. (Exhibit 4.1 to WE's 05/14/15 Form 8-K.)

	4.15*	Securities Resolution No. 16 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 13, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 11/13/15 Form 8-K.)

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

	4.18*	Securities Resolution No. 5 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.19*	Securities Resolution No. 6 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

4.20*
Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation ("WPS") and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 16, 2007); Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012); Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank Nation Association (Exhibit 4.1 to Form 8-K filed November 18, 2013); Eleventh Supplemental Indenture, dated as of December 4, 2015, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed December 4, 2015). All references to periodic reports are to those of WPS (File No. 1-3016).

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

10	Material Contracts

	10.1	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2017.** See Note.

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2016. (Exhibit 10.2 to WEC Energy Group's 12/31/15 Form 10-K.)** See Note.

2016 Form 10-K	140	WEC Energy Group, Inc.

Number	Exhibit

	10.3	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. ** See Note.

	10.4	Legacy Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017.** See Note.

	10.5	WEC Energy Group Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. ** See Note.

	10.6	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2017. ** See Note.

	10.7*	WEC Energy Group Short-Term Performance Plan, as amended and restated effective as of January 1, 2016. (Exhibit 10.2 to WEC Energy Group's 12/3/15 Form 8-K.)** See Note.

10.8*
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

10.9*
Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, dated as of December 29, 2008. (Exhibit 10.25 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

10.10*
Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, dated as of December 30, 2008. (Exhibit 10.26 to Wisconsin Energy Corporation's 12/31/08 Form 10-K.)** See Note.

	10.11*	Terms of Employment for J. Patrick Keyes. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/12 Form 10-Q.)** See Note.

	10.12*	Letter Agreement by and between Wisconsin Energy Corporation and J. Patrick Keyes, dated as of December 20, 2010. (Exhibit 10.20 to Wisconsin Energy Corporation's 12/31/12 Form 10-K.)** See Note.

10.13*
Amendment to the Letter Agreement by and between Wisconsin Energy Corporation and J. Patrick Keyes, dated as of August 15, 2011. (Exhibit 10.21 to Wisconsin Energy Corporation's 12/31/12 Form 10-K.)** See Note.

	10.14*	Terms of Employment for Susan H. Martin. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/12 Form 10-Q.)** See Note.

	10.15*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)** See Note.

	10.16*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)** See Note.

	10.17*	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016 (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)** See Note.

	10.18*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K.)** See Note.

	10.19*	Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)** See Note.

10.20*
Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/01/10 Form 8-K.)** See Note.

2016 Form 10-K	141	WEC Energy Group, Inc.

Number	Exhibit
10.21*
Wisconsin Energy Corporation Terms and Conditions Governing Director Restricted Stock Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 01/19/12 Form 8-K.)** See Note.

	10.22*	2016 WEC Energy Group Terms and Conditions Governing Director Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.24 to WEC Energy Group's 12/31/15 Form 10-K.)** See Note.

	10.23*	Director Restricted Stock Award Terms and Conditions under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 12/01/16 Form 8-K.)** See Note.

	10.24*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)** See Note.

10.25*
Wisconsin Energy Corporation Restricted Stock Award Terms and Conditions governing awards under the 1993 Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)** See Note.

	10.26*	2016 WEC Energy Group Restricted Stock Award Terms and Conditions governing awards under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.27 to WEC Energy Group's 12/31/15 Form 10-K.)** See Note.

10.27*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the 1993 Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)** See Note.

10.28*
 2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group's 12/31/15 Form 10-K.)** See Note.

10.29*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to W's 06/30/03 Form 10-Q (File No. 001-01245).)

10.30*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.31*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.32*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.33*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.34*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K.)

	10.35*	Terms and Conditions for July 31, 2015 Special Restricted Stock Award. (Exhibit 10.1 to WEC Energy Group's 6/30/15 Form 10-Q.)** See Note.

	10.36*	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.1 to WEC Energy Group's 06/30/16 Form 10-Q.)** See Note.

10.37*
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.2 to WEC Energy Group's 06/30/16 Form 10-Q.)** See Note.

	10.38*	PELLC Directors Deferred Compensation Plan as amended and restated April 7, 2004. (Exhibit 10(c) under File No. 1-5540, PELLC's 06/30/05 Form 10-Q.)** See Note.

2016 Form 10-K	142	WEC Energy Group, Inc.

Number	Exhibit
10.39*
Amended and Restated Trust under PELLC Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003. (Exhibit 10(a) under File No. 1-5540, PELLC's 09/30/03 Form 10-Q.)** See Note.

10.40*
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

21	Subsidiaries of the registrant

	21.1	Subsidiaries of WEC Energy Group.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

	23.2	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for American Transmission Company.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Additional Exhibits
	99.1	Financial Statements of American Transmission Company.

101	Interactive Data File

2016 Form 10-K	143	WEC Energy Group, Inc.